Form 10QSB
period 2004-03-31
IDAHO GENERAL  MINES INC
filed 2004-05-14
CIK 1275229

OMB APPROVAL
OMB Number: 3235-0416 Expires: February 28, 2006 Estimated average burden hours per response 182.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                    to

Commission file number          000-50539

Idaho General Mines, Inc.

(Exact name of registrant as specified in its charter)

                            Idaho

                 91-0232000

(State of other jurisdiction of incorporation

(I.R.S. Employer Identification No.)

 or organization)

       10 N. Post St., Suite 610

                 Spokane, WA

   99201

(Address of principal executive offices)

(Zip Code)

(509) 838-1213

(Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

Yes    [X]     No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 3,505469 shares of Common Stock outstanding as of March 31, 2004.

Transitional Small Business Disclosure Format (check one);  Yes          No     [X]

SEC 2334 (8-03)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the  form displays a currently valid OMB control number.

Idaho General Mines, Inc.

Form 10-QSB

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

PART 1. – FINANCIAL INFORMATION

The Registrant fall within the provisions of  Rule 13a-13(c)(2)  of the Securities Exchange Act of 1934, as amended, and claims exemption thereunder from the requirement to file Part 1.

PART II. – OTHER INFORMATION

Items deleted are not applicable

Item 6. Exhibits and Reports on Form 8k

(a)

Exhibits

      31.1 – Certification Required by Rule 13a-14(a) or Rule 15d-14(a). Russell

      31.2 – Certification Required by Rule 13a-14(a) or Rule 15d-14(a). Moore

32.1-- Certification required by Rule 13a-14(a)  or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. Russell

      32.1-- Certification required by Rule 13a-14(a)  or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. Moore

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IDAHO GENERAL MINES, INC.

/s/ Robert L Russell

By:___________________________

Date: May 14, 2004

       Robert L. Russell

       President and Chief Executive Officer

/s/ James H. Moore

By:____________________________

Date: May 14, 2004

       James H. Moore

       Chief Financial Office