Form 10QSB/A
period 2004-03-31
IDAHO GENERAL  MINES INC
filed 2004-05-17
CIK 1275229

OMB APPROVAL
OMB Number: 3235-0416 Expires: February 28, 2006 Estimated average burden hours per response 182.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB/A

Amendment No. 1

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

#

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

#