Form 10QSB
period 2004-06-30
IDAHO GENERAL MINES INC
filed 2004-08-12
CIK 1275229

OMB APPROVAL
OMB Number: 3235-0416 Expires: February 28, 2006 Estimated average burden hours per response 182.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Yes    [X]     No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 6,328,470 shares of Common Stock outstanding as of June 30,2004.

Transitional Small Business Disclosure Format (check one);  Yes          No     [X]

SEC 2334 (8-03)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the  form displays a currently valid OMB control number.

Idaho General Mines, Inc.

Form 10-QSB

FOR THE QUARTERLY PERIOD ENDED June 30, 2004

PART 1. – FINANCIAL INFORMATION

The Registrant fall within the provisions of  Rule 13a-13(c)(2)  of the Securities Exchange Act of 1934, as amended, and claims exemption thereunder from the requirement to file Part 1.

PART II. – OTHER INFORMATION

Items deleted are not applicable

Item 2. Changes in Securities

During the Quarter ended June 30, 2004 the Company conducted a private placement of securities.  The company sold 2,563,333 units at a price of $0.15 per unit.  Gross proceeds were $384,500.  Each Unit consisted of one share of Common Stock and one Common Stock Warrant, exercisable for two years from the date of issue, to purchase one additional share of Common Stock at a price of $0.40 per share.

The securities were offered for sale by the Company’s officers and directors.  No sales commissions or selling concessions were paid in connection with the sale of the securities.

The securities were offered pursuant to exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D. There were a total of 18 purchasers, 15 of whom were accredited and 3 of whom were unaccredited.  A legend was placed on each certificate indicating that the shares had not been registered and were restricted from re-sales.

Item 5. Other Information

On July 23, 2004 R. Llee Chapman was appointed to the Board of Directors by unanimous consent of the Board of Directors.  It was approved that as an incentive he receive 100,000 Common Stock Options as the price of $.40/share the price at the close of business on July 23, 2004.  These options were issued outside the 2003 Stock Option Plan.

Also, on July 23, 2004 the Board of Directors by unanimous consent authorized  that common shares of the corporation be increased from 25,000,000 shares to 100,000,000 shares and that the par value of the shares be decreased from $0.10 to $0.00.  This will be subject to approval at the next Annual Meeting by the Shareholders.

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

      /s/ Robert L. Russell

By:___________________________

Date: August 12, 2004

       Robert L. Russell

       President and Chief Executive Officer

        /s/ James H. Moore

By:____________________________

Date: August 12, 2004

       James H. Moore

       Chief Financial Office