Form 10QSB
period 2004-09-30
IDAHO GENERAL MINES INC
filed 2004-11-02
CIK 1275229

OMB APPROVAL
OMB Number: 3235-0416 Expires: February 28, 2006 Estimated average burden hours per response 182.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Yes    [X]     No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 8,015,970 shares of Common Stock outstanding as of September 30,2004.

Transitional Small Business Disclosure Format (check one);  Yes          No     [X]

SEC 2334 (8-03)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the  form displays a currently valid OMB control number.

Idaho General Mines, Inc.

Form 10-QSB

FOR THE QUARTERLY PERIOD ENDED September 30, 2004

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

Item 5. Other Information

The Board of Directors by Unanimous Written Consent on September 28, 2004, granted the following options to purchase stock vesting immediately at the purchase price of $.44/share the price at closing on the grant date:

  Eight Current Board Members

50,000 shares

  Michael Branstetter Secretary/Treasurer

50,000 shares

  Mary K. Russell Assistant Sec/Treasurer    100,000 shares

  R. David Russell for Services

50,000 shares

  Matt F. Russell for Services

50,000 shares

____________________________________________________________________________

Total Shares Granted

          650,000 shares

These options can be exercised for a period of five(5) years from date of grant.

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

Date: November 2, 2004

       Robert L. Russell

       President and Chief Executive Officer

        /s/ James H. Moore

By:____________________________

Date: November 2, 2004

       James H. Moore

       Chief Financial Office