Form 10KSB
period 2004-12-31
IDAHO GENERAL MINES INC
filed 2005-04-06
CIK 1275229

OMB APPROVAL
OMB Number: 3235-0420
Expires: December 31, 2006
Estimated average burden hours per response: 1646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – KSB

(Mark One)

_X_   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934            For the fiscal year ended December 31, 2004

OR

___   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF  1934           For the transition period from                        to

Idaho General Mines, Inc

(Exact Name of Registrant as specified in its charter)

IDAHO	000-50539	91-0232000
(State or other jurisdiction of incorporation or organization)	Commission File No.	(I.R.S. Employer Identification Number)

10 North Post, Suite 610, Spokane WA	99201
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(509) 838-1213

Securities Registered pursuant to Section 12 (g) of the Act:  Common Stock, Par Value $0.001

    (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.   Yes   X       No  ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  (  )

State issuer’s revenues for its most recent fiscal year.   $.0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.  Based upon the price at which the common equity was sold at March 15, 2004  the aggregate market value was $10,035,598

State the number of shares outstanding of each of the issuer’s classes of common equity as of March 15, 2005 of Common Stock 11,582,939

DOCUMENTS INCORPORATED BY REFERENCE:   See Exhibit Table, page 39.

Transitional Small Business Disclosure Format (check one):   Yes (    )       No(X)

SEC 2337 (8-04)	Persons who potentially are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

PART I

ITEM 1.

DESCRIPTION OF BUSINESS

General

Idaho General Mines, Inc.(“Company”) was initially incorporated in 1925 as General Mines Corporation.  The Company was formed for the purpose of engaging in the business of acquiring, exploring and developing mineral properties, primarily those containing precious and associated base metals.  Except for intermittent timber harvesting, the Company has remained relatively inactive the last 20 years.

Due to increased prices for gold and silver and a more favorable climate for financing mineral exploration companies in early 2002 the Company began looking at expanding its activities, consequently  in late 2003 the Board of Directors recommitted its intention to engage in the business of acquiring, exploring, and developing mineral properties.  The Company’s executive offices are located at 10 N. Post St., Suite 610, Spokane, Washington 99201.

During 2004 the Company actively researched, reviewed, and analyzed several potential mineral property acquisitions.  As a result of these activities the company obtained seven new properties or options to acquire the property.  Reference Item 2- Property Description section of this document.

Idaho General Mines Inc began a feasibility study in November 2004 for the purpose of determining its interest in exercising the long term option to lease the Mount Hope Property. This study, principally accomplished by mining industry consulting firms, will be completed in April 2005 and will provide a definitive mining and processing plan. Pending favorable economics, IGMI would exercise its lease and proceed with further equity financing of the project of approximately $20,000,000 to $30,000,000.  IGMI would begin permitting, environmental impact studies, and intermediate stage engineering based upon a tentative 2 year permitting schedule.

Competition

There is aggressive competition within the minerals industry to discover and acquire properties considered to have commercial potential.  The Company competes for the opportunity to participate in promising exploration projects with other entities, many of which have greater resources than the Company.  In addition, the Company competes with others in efforts to obtain financing to explore and develop mineral properties.

Employees

During the year ending December 31, 2004, the Company had seven full-time employees located in Spokane, Washington. The Company’s employees are not subject to a union labor contract or collective bargaining agreement. Outside consultants are engaged to perform project and permitting tasks. The Company will continue to use outside services in the immediate future.

Regulation

The Company’s activities in the United States are subject to various federal, state, and local laws and regulations governing prospecting, development, production, labor standards, occupational health and mine safety, control of toxic substances, and other matters involving environmental protection and taxation.  It is possible that future changes in these laws or regulations could have a significant impact on the Company’s business, causing those activities to be economically reevaluated at that time.

Environmental Matters

The Company owns and has owned mineral property interests on certain public and private lands in Shoshone County, Idaho.  The Company’s mineral property holdings include lands contained in mining districts that have been designated as “Superfund” sites pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA").  The Company and its properties have been and are subject to a variety of federal and state regulations governing land use and environmental matters.  The Company believes it has been in substantial compliance with all such regulations, and is unaware of any pending action or proceeding action relating to regulatory matters that would affect the financial position of the Company.  The Company’s management acknowledges, however, that the possibility exists that the Company may be subject to environmental liabilities associated with its properties in the future, and that the amount and nature of any liabilities the Company may be held responsible for is impossible to estimate.

Risk Factors

The following risk factors together with other information set forth in this Form 10-KSB, should be carefully considered by current and future investors in the Company’s securities.

No Revenue and Minimal Assets

The Company has had no revenues or earnings from operations. The Company has no significant assets or financial resources.  As a mineral exploration company, the Company will sustain operating expenses without corresponding revenues.  This will result in the Company incurring net operating losses that will increase continuously until the Company can bring a property into production or lease, joint venture or sell any property it may acquire.

Exploration Properties

The Company has an interest in properties on which it intends to conduct mineral exploration.  No reserves have been identified on any of the Company’s properties.

Risks Inherent in the Mining Industry

Mineral exploration and development is highly speculative and capital intensive.  Most exploration efforts are not successful, in that they do not result in the discovery of mineralization of sufficient quantity or quality to be profitably mined.  The operations of the Company are also indirectly subject to all of the hazards and risks normally incident to developing and operating mining properties.  These risks include insufficient ore reserves, fluctuations in production costs that may make mining of reserves uneconomic; significant environmental and other regulatory restrictions; labor disputes; geological problems; failure of pit walls or dams; force majeure events; and the risk of injury to persons, property or the environment.

Uncertainty of Reserves and Mineralization Estimates

There are numerous uncertainties inherent in estimating proven and probable reserves and mineralization, including many factors beyond the control of the Company.  The estimation of reserves and mineralization is a subjective process and the accuracy of any such estimates is a function of the quality of available data and of engineering and geological interpretation and judgment.  Results of drilling, metallurgical testing, production, and the evaluation of mine plans subsequent to the date of any estimate may justify revision of such estimates.  No assurances can be given that the volume and grade of reserves recovered and rates of production will not be less than anticipated.  Assumptions about prices are subject to greater uncertainty and metals prices have fluctuated widely in the past.  Declines in the market price of base or precious metals also may render reserves or mineralization containing relatively lower grades of ore uneconomic to exploit.  Changes in operating and capital costs and other factors including, but not limited to, short-term operating factors such as the need for sequential development of ore bodies and the processing of new or different ore grades, may materially and adversely affect reserves.

Fluctuations in the Market Price of Minerals

The profitability of mining operations is directly related to the market price of the metals being mined.  The market price of base and precious metals such as copper, gold and silver fluctuate widely and is affected by numerous factors beyond the control of any mining company.  These factors include expectations with respect to the rate of inflation, the exchange rates of the dollar and other currencies, interest rates, global or regional political, economic or banking crises, and a number of other factors.  If the market prices of the mineral commodities the Company plans to explore decline, this will have a negative effect on the availability of financing for the Company. The volatility in metals prices is illustrated by the quarterly average price ranges from 2001 to 2004 for the following minerals: Gold (oz.) $256.25 - $433.87;  Silver (oz.) $4.24 - $7.23; Copper (lb.) $0.67 - $1.41; Molybdenum (lb.) $2.25 - $25.92.  Average gold and silver prices are from LME, and average copper prices are from COMEX.  Average molybdenum prices are listed as quoted in Platt’s Metals Week.

Environmental Risks

Mining is subject to potential risks and liabilities associated with pollution of the environment and the disposal of waste products occurring as a result of mineral exploration and production.  Insurance against environmental risk (including potential liability for pollution or other hazards as a result of the disposal of waste products occurring from exploration and production) is not generally available to the Company (or to other companies in the minerals industry) at a reasonable price.  To the extent that the Company becomes subject to environmental liabilities, the satisfaction of any such liabilities would reduce funds otherwise available to the Company and could have a material adverse effect on the Company.  Laws and regulations intended to ensure the protection of the environment are constantly changing, and are generally becoming more restrictive.

Our Exploration Programs Will Probably Not Result in a Commercial Mining Operation

Mineral exploration and development involve significant risks because few properties that are explored contain bodies of ore that would be commercially economic to develop into producing mines.  The Company has properties on which it intends to conduct exploration. If the exploration programs do not result in the discovery of commercial ore, we will be required to acquire and explore additional properties and write-off all of our investments in our explored properties.

We May Not Have Sufficient Funds to Complete Further Exploration Programs

We have limited financial resources, do not generate operating revenue, and must finance our exploration activity by other means.  We do not know whether additional funding will be available for further exploration of our projects.  If we fail to obtain additional financing, we will have to delay or cancel further exploration of our properties and we could lose all of our interest in our properties.

We Would Need Additional Funds to Develop Any Mineral Deposits for Commercial Production

If our exploration programs successfully locate an economic ore body, additional funds will be required to place it into commercial production.  Substantial expenditures would be required to establish ore reserves through drilling, to develop metallurgical processes to extract the metals from the ore and to construct the mining and processing facilities at any site chosen for mining.  We do not know whether additional financing will be available at all or on acceptable terms.  If additional financing is not available, we may have to postpone the development of, or sell, the property.

Our evaluation of mineral properties is based upon estimates. Several of our properties are advanced stage properties.  Advanced stage properties by definition have been explored by others prior to being acquired in part or in whole by us.  In many cases we will further drill and evaluate to upgrade mineralization to reserve status.  Reserve status requires studies and evaluation to determine economic viability and includes studies of a geologic and metallurgical nature as well as a design factor which affects capital and operating costs.  We do not use the term “reserves” unless an evaluation of all pertinent factors including the above, are taken into consideration and we use SEC guidelines before using the term “reserves”.  The term mineralization is applied and where neither “mineralization nor reserves” is used, the term “mineralization” is implied.  The term “Resource” is not used as instructed by SEC Guidelines.

Factors Beyond Our Control May Determine Whether Any Mineral Deposits We Discover Are Sufficiently Economic To Be Developed Into A Mine

The determination of whether our mineral deposits are economic is affected by numerous factors beyond our control.  These factors include market fluctuations for precious metals, the proximity and capacity of natural resource markets and processing equipment, and government regulations as to governing prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection.

Our Reserve Calculations Rely On Estimates That Cannot Be Confirmed Until The Ore Is Mined

In carrying on our mineral exploration activities, and making determinations about whether to proceed to the next stage of development, we must rely upon estimated calculations as to the ore mineralization and corresponding ore grades on our properties.  Until ore is actually mined and processed, ore mineralization and ore grade must be considered as estimates only.  Any material changes in ore mineralization estimates and ore grades will affect the economic viability of the placing of a property into production and a property’s return on capital.

Properties May Be Subject To Uncertain Title

The ownership and validity, or title, of unpatented mining claims are often uncertain and may be contested.  A successful claim contesting our title to a property will cause us to lose our rights to mine that property.  This could result in our not being compensated for our prior expenditures relating to the property.

Mineral Exploration And Mining Activities Require Compliance With A Broad Range Of Law And Regulation Violation Of Which Can Be Costly

Mining operations and exploration activities are subject to national and local laws and regulations governing prospecting, development, mining, production, experts, taxes, labor standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety.  In order to comply, we may be required to make capital and operating expenditures or to close an operation until a particular problem is remedied.  In addition, if our activities violate any such laws and regulations, we may be required to compensate those suffering loss or damage, and may be fined if convicted of an offense under such legislation.

Land Reclamation Requirements For Exploration Properties May Be Burdensome

Although variable, depending on location and the governing authority, land reclamation requirements are generally imposed on mineral exploration companies, as well as companies with mining operations, in order to minimize long term effects of land disturbance.  Reclamation may include requirements to control dispersion of potentially deleterious effluents and to reasonably re-establish pre-disturbance land forms and vegetation.  In order to carry out reclamation obligations imposed on us in connection with our mineral exploration, we must allocate financial resources that might otherwise be spent on further exploration programs.

We Face Industry Competition For The Acquisition Of Mining Properties And The Recruitment And Retention Of Qualified Personnel

We compete with other mineral exploration and mining companies, many of which have greater financial resources than us or are further in their development, for the acquisition of mineral claims, leases and other mineral interests as well as for the recruitment and retention of qualified employees and other personnel.  If we require and are unsuccessful in acquiring additional mineral properties or personnel, we will not be able to grow at the rate we desire, or at all.

Some Directors And Officers May Have Conflicts Of Interest As A Result Of Their Involvement With Other Natural Resource Companies

Some of our directors and officers are directors or officers of other natural resource or mining-related companies.  These associations may give rise to conflicts of interest from time to time.  As a result of these conflicts of interest, we may miss the opportunity to participate in certain transactions, which may have a material, adverse effect on our financial position.

Permitting

In the ordinary course of business, mining companies are required to seek governmental permits for expansion of existing operations or for the commencement of new operations. Obtaining the necessary governmental permits is a complex and time-consuming process involving numerous jurisdictions and often involving public hearings and costly undertakings on our part.  The duration and success of our efforts to obtain permits are contingent upon many variables not within our control. Obtaining environmental protection permits, including the approval of reclamation plans, may increase costs and cause delays depending on the nature of the activity to be permitted and the interpretation of applicable requirements implemented by the permitting authority.  There can be no assurance that all necessary permits will be obtained and, if obtained, that the costs involved will not exceed those that we previously estimated.  It is possible that the costs and delays associated with the compliance with such standards and regulations could become such that we would not proceed with the development or operation of a mine or mines.

ITEM 2.

DESCRIPTION OF PROPERTIES

In the third and fourth quarter 2004, the Company acquired rights to the following properties and/or claims:

Mount Hope Molybdenum Property

On November 12, 2004, Idaho General Mines, Inc. was granted an exclusive option to lease the Mount Hope molybdenum deposit, which is geologically similar to the Climax and Henderson Mines in Colorado. This Option to Lease may be exercised any time in the first year invoking a pre-negotiated 30-year lease which is extendable.  Located in Eureka County, Nevada, the property consists of 13 patented claims and 109 unpatented claims.  In addition, IGMI located more than 400 adjoining claims.  In the 1980s several major mining companies delineated 630 million tons in the porphyry molybdenum deposit with 135 diamond drill holes.  IGMI has access to the extensive drill database totaling 225,000 ft of drilling as well as feasibility studies, environmental studies, and all drill cores.  The high-grade core of the deposit (which will be targeted in IGMI feasibility studies) contains 205 million tons at an average grade of 0.11% molybdenum.  All molybdenum mineralization in the deposit is molybdenite (MoS2). Molybdenum recovery from the ore by flotation is conservatively estimated at 90% based on past studies.  IGMI will complete a feasibility study with targeted completion April 2005.

As consideration for entering into the Option Agreement, Idaho General Mines, Inc. paid Mt. Hope Mines, Inc., $175,000 and granted Mt. Hope Mines, Inc. 500,000 shares of Idaho General Mines, Inc. common stock plus warrants, exercisable for a period of seven years, to acquire up to 500,000 shares of Idaho General Mines, Inc. common stock at a price of $0.80 per share.  The Company has agreed to register the 500,000 shares and 500,000 shares underlying the warrants issueable pursuant to this transaction.  The Company intends to file a registration during the second quarter of 2005. A finder’s fee in the amount of $150,000 was paid by the Company to an unaffiliated third party who by agreement purchased $150,000 worth of units (375,000 units) at $0.40 per unit, each unit consisting of one share of common stock and one warrant representing the right to purchase one additional share at a price of $0.80 exercisable for a period of two years.  From the date of purchase these shares are restricted from resale for one year and may only be resold pursuant to an effective registration statement or a valid exemption from registration.  As part of this agreement the finder was granted an option to purchase up to $125,000 worth of units (347,222) at $0.36 per unit consisting of one share of common stock and one warrant representing the right to purchase one additional share at a price of $0.80 exercisable for a period of (2) years from the date of exercise of the option.  This option was exercised prior to December 31, 2004.  These shares are restricted from sale for one year from purchase.  All shares issued pursuant to the exercise of warrants issued to the finder are restricted from resale for one year from the date of exercise of the warrant and may only be resold pursuant to an effective registration statement or a valid exemption from registration.

Margaret and Red Bonanza

Margaret:  IGMI owns a fifty percent mineral interest in Mineral Survey 708 at the Margaret gold-copper-molybdenum porphyry deposit located in Skamania County, Washington, which consists of 11 patented claims covering 217 acres. This was purchased for 400,000 shares of Idaho General Mines, Inc. common stock and $100,000 in cash.  Plans are ongoing to expand this ownership in the near term through leasing from the US Bureau of Land Management; however, obtaining these leases is not assured. Extensive geologic mapping, geophysical and geochemical studies were completed by exploration companies in the late 1970s and early 1980s.  Published results from over 105 historic diamond drill core holes delineated a mineralized zone of 220 million tons at an average copper equivalent grade of 0.77%  (Lasmanis, 1995).  A large portion is centered on IGMI’s mineral interest property.  The primary copper mineralization is chalcopyrite, which is the primary sulfide for copper worldwide and normally produces good metallurgical recoveries.  IGMI plans to conduct additional exploration, metallurgical testing, and a feasibility study in 2005. IGMI is in possession of the previous drilling records and assay records.

Red Bonanza: Located 2 miles north of the Margaret deposit, the Red Bonanza consists of 67 unpatented claims held by IGMI. The cost of this project was approximately $20,000 which was the cost of the claim staking, recording fees, and documenting of the property.   This work was accomplished during October and November of 2004.  The property is currently untested by diamond drilling.  The Red Springs Breccias overlying the claims is similar to the eroded breccia cap overlying the Margaret Deposit.  Historic copper and molybdenum surface anomalies indicated the potential top of a significant porphyry system similar to the Margaret deposit (Empsall, 1992).  In 2005, the target will be further evaluated and explored.

Turner Gold

On December 22, 2004, Idaho General Mines, Inc. (IGMI) acquired the Turner Gold project consisting of 265 acres of private land and 3 unpatented claims in Josephine County, Oregon.  The volcanogenic sulfide deposit was explored by a number of major companies in the 1980s.  More than 80 drill holes delineated three mineralized zones at shallow depth containing 2.8 million tons at 0.11 opt gold, 0.58 opt silver, 1.36% copper, 3.36% zinc and 0.04% cobalt (Perry et.al, 1990).  IGMI plans to conduct further exploration and feasibility studies in 2005.  Attention will be given to extending mineralized zones by drilling with emphasis upon diamond drill holes where higher gold values are indicated.  IGMI is in possession of the drill core and studies from previous efforts.  Feasibility studies by several previous owners were directed toward an 800 to 1200 ton per day mine.

As consideration for the Turner Gold project, IGMI made cash payments of $24,272 and has issued 500,000 shares of IGMI common stock and common stock purchase warrants to acquire an additional 500,000 shares of common stock.  The warrants are exercisable at a price of $.80 per share for a period of two years.  The Company has agreed to register the 500,000 shares and 500,000 shares underlying the warrants issueable pursuant to this transaction. The Company intends to file a registration during the first quarter of 2005. A finders fee is payable to an unaffiliated third party in connection with this transaction.  The finder  received 25,000 shares of IGMI common stock and common stock purchase warrants to acquire an additional 25,000 shares of common stock.  The warrants are exercisable at a price of $.80 per share for a period of two years. All shares issued to the finder and shares issuable pursuant to the exercise of warrants are restricted securities and may only be resold pursuant to an effective registration statement or a valid exemption from registration.

Molly Star

The Molly Star project consists of 99 unpatented claims located in Sanders County, Montana.  The property contains both a copper-silver and a molybdenum-tungsten porphyry signature.  Extensive geologic mapping, geophysical, and geochemical studies have been conducted at the site, and thirteen core holes drilled by Asarco and Noranda identified three mineralized zones.  The upper mineralized zone is estimated at approximately 30 million tons at an average grade higher than 0.06% molybdenum (Moore, 1982).  The high grade core of the upper mineralized zone contains a 400 foot long drill intercepts averaging 0.10% molybdenum. Ten foot core intervals have assayed as high as 1.0% molybdenum (Salisbury, et. al., 1971).  Selective flotation would probably be used to recover these metal values to concentrates.  Future exploration activities will target the high grade core in the large porphyry system as well as the precious metal component.  Molly Star is considered by IGMI to be an early stage exploration project.  The cost of this project was approximately $30,000 for claim staking, recording fees, and other work.

Detroit Copper

Located in Marion County, Oregon, the Detroit Copper project consists of 34 unpatented claims.  Extensive geologic mapping, geochemistry, and geophysics conducted in the 1970s located a tourmaline-copper breccia pipe, which contains a low-grade core surrounded by a high –grade shell with a ring of sheeted veins.  Published results from 45 diamond drill holes identified 2.2 million tons of mineralization with an average of 2.53% copper, 0.021 opt gold and 0.57 opt silver (Stone, 1994).  The primary copper minerals are chalcopyrite and bornite, and the deposit is distinguished by a significant lack of pyrite.  These mineralogical characteristics are ideal for mineral concentration by flotation and will produce good metallurgical recoveries and high grade copper concentrates (over 40% copper).  IGMI plans to conduct a preliminary feasibility study in 2005.  The property was acquired in October and November of 2004, and expenditures were principally for claim staking and recording fees.

Gazelle Gold

The Gazelle Gold project consists of 119 unpatented claims and is located in Madison County, Montana.  The geology at Gazelle Gold is similar to the Lupine Mine in Canada, which produced over 3 million gold ounces.  The Gazelle Gold project is characterized by a banded iron formation with gold in a sulfide fancies.  IGMI identified five gold anomalies from 891 soil samples collected over a 3 mile strike length during the 2004 exploration season.  Historical drilling north of the soil anomalies resulted in a 10 foot diamond drill intercept with an average grade of 1.75 opt gold.  Rock chip samples assayed as high as 0.30 opt gold (Kinsley, 1990). In 2005, the property will be explored further.  The cost of acquisition was for staking claims, recording fees, and data acquisition amounting to approximately $50,000.

In the first quarter, 2005 the Company acquired rights to the following properties and/or claims:

Hall

On February 14, 2005, Idaho General Mines, Inc. entered into an Option Agreement with High Desert Winds LLC for properties in Nye County, Nevada. Pursuant to the terms of the Agreement Idaho General Mines has been granted a nine months option to purchase the ten square mile property including the wind generation potential and water rights, mineral and surface rights, buildings and  remaining equipment. These properties would transfer to IGMI upon payment of $5 million to High Desert Winds LLC.  This option includes approximately 6375 acres held in fee.

The property includes the former Hall molybdenum and copper deposit which was mined by open pit methods between 1982 and 1985 by the Anaconda Minerals Company and between 1988 and 1991 by the Cyprus Minerals Company for molybdenum.  Equatorial Tonopah, Inc. mined copper from 1999 to 2000. Much of the deposit was drilled but not developed or mined. These previous operations are under reclamation by Equatorial Tonopah.

Idaho General Mine's Option Agreement calls for completing an asset purchase agreement. Idaho General Mines intends to use the option period to determine whether the property has a potential for producing alternative energy on the property and its suitability for the use for exploration for base, specialty, or precious metals.

Other Properties

The Company currently owns two properties located in Shoshone County, Idaho. Neither property contains any known proven or probable reserves, and there is no assurance that a commercially viable mineral deposit exists on either of the properties. Further exploration of the properties will be required before a final evaluation as to the economic and legal feasibility is determined. The Company does not intend to conduct further mineral exploration on either property at this time.  The properties are being held for the value of their timber.

Environmental Issues

Shoshone County, Idaho Holdings:  The Company’s mineral property holdings include lands contained in mining districts that have been designated as “Superfund” sites pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA").  The Company is unaware of any pending action or proceeding relating to regulatory matters that would affect the financial position of the Company.

During the fall of 2003, the Company retained consultants to conduct a property environmental investigation of the Chicago London and Little Pine Creek Properties.

The study revealed no potential for adverse environmental effects other than approximately 8,000 tons of mine waste rocks.  These contain metals with a potential for adverse environmental effects.  No evidence was observed that there had been any significant adverse environmental effects from the mine waste rock piles. At Little Pine Creek the investigation revealed no potential for adverse environmental effects other than the General Mine Waste Dump and portal water discharge.  The approximately 8,500 tons of mine waste rock was identified only insofar as it contains metals which thus far have not had adverse environmental effects.  The portal was identified because it may contain dissolved minerals.

Other Properties: Mt. Hope:  At this time IGMI’s option on the property does not entail any environmental consequences from previous exploration or mining activity.  If the pre-signed lease is exercised, certain minimal environmental remediation estimated to cost $50,000 may be required of IGMI.  This includes demolition of several small buildings.

ITEM 3.

LEGAL PROCEEDINGS

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Idaho General Mines, Inc. held its 2004 Annual Meeting on October 28, 2004.  The following items were voted on and passed by the shareholders:

1.

Robert L. Russell, John B. Benjamin, Norman A. Radford, Gene W. Pierson, R. David Russell, Richard Nanna, Glenn M Dobbs, and R. Llee Chapman were elected Directors by a vote of 4,067,310 yes, 0 no and 10,250 abstain.

2.

The Stock Option Plan was approved by a vote of 4,056,201 in favor of the plan, 4,000 against the plan, and 17,359 shares abstaining.

3.

The shareholders approved the Amended and Restated Articles of Incorporation for Idaho General Mines, Inc. by a vote of 4,059,201 shares in favor of the proposal, 1000 shares against, and 17,359 shares abstaining.

Included by Reference is the 2004 Proxy Statement for the Annual Meeting Held October 28, 2005.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER  MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

The Common Stock of the Company was traded on the over the counter market in the Pink Sheets until June 6, 2004. The Common Stock is now traded on the NASDAQ supervised OTC Bulletin Board under the symbol “IGMI”.  The following table shows the high and low bid prices for the Common Stock for each quarter since January 1, 2002.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Fiscal Year

High Closing

Low Closing

2002:

First Quarter

no bid

no bid

Second Quarter

no bid

no bid

Third Quarter

$0.001

$0.001

Fourth Quarter

$0.001

$0.001

2003:

First Quarter

$0.001

$0.001

Second Quarter

no bid

no bid

Third Quarter

no bid

no bid

Fourth Quarter

no bid

no bid

2004:

First Quarter

no bid

no bid

Second Quarter

$0.20

$0.05

Third Quarter

$0.70

$0.05

Fourth Quarter

$0.90

$0.44

Holders

As of December 31, 2004, there were approximately 856 shareholders of record of the Company’s Common Stock.

Dividends

The Company has never paid any dividends and does not anticipate the payment of dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders	1,910,000	$0.22	1,090,000
Equity compensation plans not approved by shareholders	1,485,000	$0.58
Total	3,395,000	$0.38	1,090,000

______________________

(1)  The Company’s 2003 Stock Option Plan was adopted at the October 28, Annual Meeting, authorizing 3,000,000 shares.

Stock Option Plans

2003 Stock Option Plan.  Reference is made to the 2004 Proxy for the October 28, 2004 Annual Meeting and the 2004 10SB filed in May 2004, which information is incorporated by reference.

See Note 8 to the Financial Statements.

Sales of Unregistered Securities

A private placement to all accredited investors to initially fund the Company was completed on May 24, 2004.  This placement included a total sale of 2,563,333 shares of common stock which were issued and provided $360,000 to the treasury of the Company.  The above completed offering of the Corporation’s shares was at a price of $0.15 per unit, each unit consisting of one share and one common stock warrant to purchase one additional share exercisable for a period of 24 months from the date of issuance.  The exercise price of the common stock purchase warrant is $0.40 per share.

A second private placement to all accredited investors was completed on November 17, 2004.  The Company offered and sold 2,700,000 Units of the Company’s Shares at a price of $0.40 per unit.  Each unit consisted of one share and one common stock purchase warrant to purchase one additional share, exercisable for a period of 24 months from the date of issuance.  The exercise price of the common stock purchase warrant is $0.80 per Share.  The Securities were offered for sale by the Company’s officers and directors and by Pennaluna & Company, Coeur d’ Alene, Idaho and by Aegis Capital Corporation, Valley Stream, New York.  A total of 2,700,000 Units were sold resulting in gross proceed of $1,080,000.  After payment of sales commissions in the amount of $89,000 the Company received net proceeds of $991,000.

Stock was issued to an unaffiliated third party when he exercised an option to purchase $125,000 worth of units at $.36 per unit (347,222 units). See Mount Hope Molybdenum Property Section of this document.

ITEM 6.      MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

The Company intends to engage in the exploration, development, and if warranted, the mining of properties containing silver, gold, and associated base metals and specialty metals, such as molybdenum and cobalt.  The Company has an interest in properties on which it intends to conduct mineral exploration.  The Company has voluntarily registered its common stock under the Securities Exchange Act of 1934.  The Company’s market maker received approval to list the Company on the NASDAQ supervised OTC Bulletin Board on July 5, 2004.    The Company believes that listing on the OTCBB will facilitate the Company’s efforts to obtain additional equity financing.

Idaho General Mines Inc began a feasibility study in November 2004 for the purpose of determining its interest in exercising the long term option to lease the Mount Hope Property. This study, principally accomplished by mining industry consulting firms, will be completed in April 2005 and will provide a definitive mining and processing plan. Pending favorable economics, IGMI would then exercise its lease and proceed with further equity financing of the project of approximately $20,000,000 to $30,000,000. IGMI would begin permitting, environmental impact studies, and intermediate stage engineering based upon a tentative 2 year permitting schedule. The Notice of Intent to proceed would be filed with the principal regulatory agency, the US Bureau of Land Management and various regulatory agencies of the State of Nevada in the second quarter of 2005. IGMI believes based upon studies completed to date that following permitting construction of the planned facilities and open pit mining operation would require an approximate 2 years construction period.

The feasibility is currently being completed by consultants from the following consulting firms:

*

Independent Mining Consultants, Tucson, Arizona

*

CAM Engineering LLC, Denver, Colorado

*

Smith and Williams, Consultants Inc, Denver Colorado

*

Enviroscientists, Inc, Reno, Nevada

*

Call and Nicholas, Inc, Tucson, Arizona

The plan upon which the feasibility study is based envisions producing 20,000,000 to 30,000,000 pounds of recovered molybdenum per year (with no planned byproducts). The 30,000 to 40,000 metric tonne per day of ore from the open pit mine would be processed in a conventional crush-grind-flotation concentrator followed by a roaster to produce a finished salable molybdic oxide product primarily for the stainless steel industry.

The feasibility study will provide capital and operating costs and overall economics and process parameters for final plant design. International Mining Consultants, Inc is evaluating and auditing the mineralization data base, developing the open pit mine plan and capital and operating costs.

IGMI will continue to actively pursue a program of evaluating properties recently acquired through purchase and staking of claims. While these properties contain significant mineralization, indicated primarily through past diamond drilling, various programs of additional evaluation including drilling and feasibility are required to determine IGMI’s further interest. The degree to which we will be able to pursue these objectives in 2005 and 2006 will depend on our ability to fund these activities. Our primary focus remains to progress the Mount Hope Project should the feasibility study now in progress (and to be completed in April 2005) indicate the project is economically viable.

The Company has sufficient funding to complete the initial feasibility but will require additional funding of approximately $20,000,000 to $30,000,000, if the feasibility study is positive and a decision is made to proceed with the engineering and permitting of the Mt. Hope  Project.  This most will likely be an equity financing given a strong metals market, and an economic project.

ITEM 7.

FINANCIAL STATEMENTS

IDAHO GENERAL MINES, INC.

FINANCIAL STATEMENTS

December 31, 2004

IDAHO GENERAL MINES, INC.

December 31, 2004

CONTENTS

Report of Independent Registered Public Accounting Firm

15

Financial Statements:

Balance Sheets

16

Statements of Operations

17

Statements of Stockholders’ Equity

18

Statements of Cash Flows

19

Notes to Financial Statements

20

Williams & Webster, P.S.
Certified Public Accountants & Business Consultants

Board of Directors
Idaho General Mines, Inc.
Spokane, Washington

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Idaho General Mines, Inc. as of December 31, 2004, and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Idaho General Mines, Inc. as of December 31, 2003 were audited by other auditors whose report dated February 25, 2004, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Idaho General Mines, Inc. as of December 31, 2004, and the results of its operations, stockholders' equity and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Williams & Webster, P.S.

Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
March 14, 2005

Members of Private Companies Practice Section, SEC Practice Section, AICPA and WSCPA
Bank of America Financial Center • 601 W. Riverside, Suite 1940 • Spokane, WA 99201
Phone (509) 838-5111 • Fax (509) 838-5114 • www.williams-webster.com

IDAHO GENERAL MINES, INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

	December 31,	December 31,
	2004	2003
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$700,498	$7,433
Marketable securities	-	138,519
Total Current Assets	700,498	145,952

PROPERTY AND EQUIPMENT
Office furniture and equipment	22,939	-
Vehicle	21,376	-
Less accumulated depreciation	(4,229)	-
TOTAL PROPERTY AND EQUIPMENT	40,086	-

LAND AND MINING CLAIMS	481,223	81,451

TOTAL ASSETS	$1,221,807	$227,403

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$27,016	$-
Related party advance	-	35,000
Total Current Liabilities	27,016	35,000

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, Series A, $0.001 par value; 10,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized,
11,582,939 and 3,505,469 shares issued and outstanding, respectively	11,583	3,505
Additional paid-in capital	3,821,881	479,524
Accumulated deficit before exploration stage	(212,576)	(212,576)
Accumulated deficit during exploration stage	(2,426,097)	(89,057)
Accumulated other comprehensive income	-	11,007
Total Stockholders' Equity	1,194,791	192,403

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,221,807	$227,403

The accompanying notes are an integral part of these financial statements.

IDAHO GENERAL MINES, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS

			January 1,
			2002
			(Inception of
			Exploration Stage)
	Years Ended		to
	December 31,	December 31,	December 31,
	2004	2003	2004

REVENUES	$-	$-	$-

OPERATING EXPENSES:
Property research, exploration and development	1,596,307	-	1,596,307
General and administrative expense	420,744	27,572	455,642
Professional fees	34,771	22,843	57,614
Directors fees paid with common stock	53,500	8,000	80,025
Management and administrative fees paid with
common stock options	302,775	11,500	314,275
TOTAL OPERATING EXPENSES	2,408,097	69,915	2,503,863

LOSS FROM OPERATIONS	(2,408,097)	(69,915)	(2,503,863)

OTHER INCOME
Interest and dividend income	2,048	5,395	12,913
Realized gain (loss) on marketable securities	9,245	(4,391)	5,089
Realized income from timber sales	59,764	-	59,764
TOTAL OTHER INCOME	71,057	1,004	77,766

NET LOSS	(2,337,040)	(68,911)	(2,426,097)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gains (losses) on marketable securities	(11,007)	11,007	-
TOTAL COMPREHENSIVE INCOME (LOSS)	$(2,348,047)	$(57,904)	$(2,426,097)

BASIC AND DILUTED NET LOSS PER
COMMON SHARE	$(0.39)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING-BASIC AND DILUTED	5,988,288	3,437,579

The accompanying notes are an integral part of these financial statements.

IDAHO GENERAL MINES, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
			Additional	Accumulated Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balances, December 31, 2002	3,425,469	$ 3,425	$ 460,104	$ (8,921)	$ (232,722)	$ 221,886
Issuances of common stock as follows:
-for directors' fees of $0.10 per share	80,000	80	7,920	-	-	8,000
Stock option activity as follows:
-for management and administration
fees at $0.01 per share	-	-	11,500	-	-	11,500
Unrealized gains on marketable
securities	-	-	-	19,928	-	19,928
Net loss for year ended
December 31, 2003	-	-	-	-	(68,911)	(68,911)
Balances, December 31, 2003	3,505,469	3,505	479,524	11,007	(301,633)	192,403
Issuances of common stock as follows:
- for directors' fees at $0.50 to $0.62 per share	95,000	95	53,405	-	-	53,500
-for property at $0.75 per share
with warrants attached	500,000	500	374,500	-	-	375,000
-for services at between $0.11 and $0.85 per share	285,915	286	86,974	-	-	87,260
-for expenses at between $0.55 and $0.75 per share
with warrants attached	1,326,000	1,326	910,824	-	-	912,150
-for cash at between $0.15 and $0.40 per share
with warrants attached	5,610,555	5,611	1,585,539	-	-	1,591,150
Stock option activity as follows:
-exercised for cash at $0.11 per share	260,000	260	28,340	-	-	28,600
-granted at between $0.15 and $0.75 per share	-	-	302,775	-	-	302,775
Unrealized losses on marketable securities	-	-	-	(11,007)	-	(11,007)
Net loss for year ended December 31, 2004	-	-	-	-	(2,337,040)	(2,337,040)
Balances, December 31, 2004	11,582,939	$ 11,583	$ 3,821,881	$ -	$ (2,638,673)	$ 1,194,791

The accompanying notes are an integral part of these financial statements.

IDAHO GENERAL MINES, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
			January 1, 2002
			(Inception of
			Exploration Stage)
	Years Ended		to
	December 31,	December 31,	December 31,
	2004	2003	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,337,040)	$(68,911)	$(2,426,097)
Adjustments to reconcile net loss to net cash used
by operating activities:
Depreciation and amortization	4,229	-	4,229
Expenses paid by issuing common stock and warrants	1,052,910	8,000	1,079,435
(Gain) on sale of investments	(9,245)	-	(9,245)
Increase in accrued expenses	27,016	-	27,016
Management and administrative fees paid with
common stock options	302,775	11,500	314,275
Unrealized gain (loss) on marketable securities	-	4,392	4,157
Net cash provided (used) by operating activities	(959,355)	(45,019)	(1,006,230)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for the purchase of equipment	(44,315)	-	(44,315)
Purchase of securities	-	-	(136,987)
Purchase of mining property, claims, options	(24,772)	-	(24,772)
Cash provided by sale of marketable equity securities	136,757	5,083	246,840
Net cash provided (used) by investing activities	67,670	5,083	40,766

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock and warrants	1,619,750	-	1,619,750
Proceeds from related party advance	-	35,000	35,000
Payment of related party advance	(35,000)	-	(35,000)
Net cash provided (used) by financing activities:	1,584,750	35,000	1,619,750

Net increase (decrease) in cash and cash equivalents	693,065	(4,936)	654,286
Cash and cash equivalents beginning of period	7,433	12,369	46,212

Cash and cash equivalents end of period	$700,498	$7,433	$700,498

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

NON-CASH INVESTING ACTIVITIES:
Common stock and warrants issued for property	$375,000	$-	$375,000
Change in fair value adjustment for securities	$-	$19,928	$-

The accompanying notes are an integral part of these financial statements.

IDAHO GENERAL MINES, INC.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2004

NOTE 1 – DESCRIPTION OF BUSINESS

Idaho General Mines, Inc. (“the Company” or “IGMI”) is an Idaho corporation originally incorporated as General Mines Corporation on November 23, 1925.  In 1966 the Company amended its articles of incorporation to change its name to “Idaho General Petroleum and Mines Corporation,” and amended its articles again in 1967 changing its name to Idaho General Mines, Inc.  The Company’s historic activities have principally consisted of the exploration for non-ferrous and precious metals in and around Shoshone County, Idaho.  In recent years, however, the Company’s business has been confined to periodic timber sales from its mining property holdings and other general and administrative activities. Through 2001, the Company was a natural resource company in the development stage.  The Company entered a new exploration stage in early  January, 2002 when it shifted its focus to minerals exploration.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Accounting Method

The Company’s financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153.  This statement addresses the measurement of exchanges of nonmonetary assets.  The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  The guidance in that opinion; however, included certain exceptions to that principle.  This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  This statement is effective for financial statements for fiscal years beginning after June 15, 2005.  Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued.  Management believes the adoption of this statement will have no impact on the financial statements of the Company.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 152, which amends FASB statement No. 66, “Accounting for Sales of Real Estate,” to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, “Accounting for Real Estate Time-Sharing Transactions.”  This statement also amends FASB Statement No.

IDAHO GENERAL MINES, INC.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2004

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions.  The accounting for those operations and costs is subject to the guidance in SOP 04-2.  This statement is effective for financial statements for fiscal years beginning after June 15, 2005.  Management believes the adoption of this statement will have no impact on the financial statements of the Company.

In December 2004, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards No. 123R, “Accounting for Stock Based Compensation.”  This statement supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance.  This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.  This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in Statement of Financial Accounting Standards No. 123.  This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans.” The adoption of this statement has had no impact on the financial statements of the Company.

In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, “Inventory Costs— an amendment of ARB No. 43, Chapter 4.” This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this statement will have any impact on the Company.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (hereinafter “SFAS No. 150”). SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has determined that there was no impact to its financial statements from the adoption of this statement.

IDAHO GENERAL MINES, INC.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2004

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Derivative Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (hereinafter “SFAS No. 133”), “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB No. 133”, and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, the last of which is effective June 30, 2003. These statements establish and clarify accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes.

Estimates

The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

Fair Value of Financial Instruments

The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash and loans payable.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2004.

Basic and Diluted Net Loss Per Share

Net loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  Diluted net loss per share for IGMI is the same as basic net loss per share, as the inclusion of common stock equivalents would be antidilutive.

IDAHO GENERAL MINES, INC.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2004

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Mineral Exploration and Development Costs

All exploration expenditures are expensed as incurred. Significant property acquisition payments for active exploration properties are capitalized. If no minable ore body is discovered, previously capitalized costs are expensed in the period the property is abandoned. Expenditures to develop new mines, to define further mineralization in existing ore bodies, and to expand the capacity of operating mines, are capitalized and amortized on a units of production basis over proven and probable reserves.

Should a property be abandoned, its capitalized costs are charged to operations. The Company charges to operations the allocable portion of capitalized costs attributable to properties sold. Capitalized costs are allocated to properties sold based on the proportion of claims sold to the claims remaining within the project area.

Mining Claims and Land

Costs of acquiring and developing mineral properties are capitalized as appropriate by project area.  Exploration and related costs and costs to maintain mineral rights and leases are expensed as incurred.  When a property reaches the production stage, the related capitalized costs are amortized using the units-of-production method on the basis of periodic estimates of ore reserves.  Mineral properties are periodically assessed for impairment of value, and any subsequent losses are charged to operations at the time of impairment.  If a property is abandoned or sold, its capitalized costs are charged to operations.

Provision for Taxes

Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (hereinafter “SFAS No. 109”). Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against the deferred tax asset if management does not believe the Company has met the “more likely than not” standard imposed by SFAS No. 109 to allow recognition of such an asset.

Property and Equipment

During the year ended December 31, 2004, the Company purchased office furniture and equipment for $22,939 and a vehicle for $21,376.  The property and equipment are being depreciated over useful lives of three to seven years using straight-line depreciation.  Depreciation for the current year is $4,229.

IDAHO GENERAL MINES, INC.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2004

NOTE 3 – INVESTMENTS

The Company accounts for its investments in debt and equity securities in accordance with the provisions of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and reports its investments in available for sale securities at their fair value, with unrealized gains and losses excluded from income or loss and included in other comprehensive income or loss.  The Company’s investment securities are classified as available for sale securities which are recorded at fair value on the balance sheet as marketable securities and classified as current assets.  At December 31, 2004 and 2003, the Company’s investments in marketable securities were as follows:

	December 31, 2004		December 31, 2003
	Market		Market
	Value	Cost	Value	Cost
Various equity securities	$ -	$ -	$ 108,583	$ 97,507
Federal Home Loan Bank bond	-	-	29,936	30,005

	$ -	$ -	$ 138,519	$ 127,512

During the year ended December 31, 2004, the Company sold all of its available for sale securities for cash of $136,757,   resulting in a realized gain on sale of $9,245.

At December 31, 2003, the Company had unrealized gains in marketable securities of $11,007 resulting from a change in market value of its marketable securities of $19,928 during 2003, which included a reclassification adjustment for realized losses from sales of marketable equity securities of $714.

NOTE 4 – LAND AND MINING CLAIMS

The Company’s mining claims and land consist of approximately 107 acres of fee simple land in the Pine Creek area of Shoshone County, Idaho, six patented mining claims known as Chicago-London group, located near the town of Murray in Shoshone County, Idaho and 265 acres of private land and 3 unpatented claims in Josephine County, Oregon, known as the Turner Gold project.  The carrying value of these properties at December, 31, 2004 and 2003 is as follows:

	2004	2003
Pine Creek land	$ 1,450	$ 1,450
Chicago-London group	80,001	80,001
Turner Gold land	399,722	-
Total	$ 481,173	$ 81,451

The Company reviews the carrying value of its assets annually and whenever events or circumstances indicate that an asset’s fair value may not be at least equal to its carrying value.

IDAHO GENERAL MINES, INC.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2004

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company paid professional service fees of $4,761 and $4,869 during the years ended December 31, 2004 and 2003, respectively, to the Company’s legal counsel, who is a shareholder and also serves as the Company’s secretary/treasurer.

The Company paid consultant fees of $49,060 and $18,000 during the years ended December 31, 2004 and 2003, respectively, to the son of the Company president, for services provided.

During 2003,  the Company’s president, who is  a director and shareholder, advanced $35,000 to the Company to fund its operating activities.  The advance was not subject to specific repayment terms and accrued no interest.  The advance was repaid in full during the first quarter of 2004.

 Additional related party transactions are detailed in Notes 6 and 8.

NOTE 6 – COMMON STOCK

During 2004, the board of directors and shareholders adopted amended and restated articles of incorporation which authorized the Company’s issuance of 200,000,000 shares of common stock with a $0.001 par value.  Prior to 2004, the Company was authorized to issue 25,000,000 shares of common stock with a par value of $0.10.  The accompanying 2003 balance sheet and statement of stockholders’ equity reflect the change in common stock par value and additional paid-in capital.

During the year ended December 31, 2004, the Company issued 5,610,555 shares of common stock for cash of $1,264,670, issued 95,000 shares of common stock for directors fees valued at $53,500, issued 285,915 shares of common stock for services valued at $87,260, issued 1,326,000 shares of common stock for expenses valued at $783,400 and issued 500,000 shares of common stock for property valued at $328,820.  Additionally, the Company issued 260,000 shares of common stock from the exercise of stock options for cash of $28,600.

During the year ended December 31, 2003, the Company issued 80,000 shares of common stock for directors fees valued at $8,000.

NOTE 7 – PREFERRED STOCK

On October 28, 2004, shareholders of the Company authorized 10,000,000 shares of no par value preferred stock. The authorized but unissued shares of preferred stock may be issued in designated series from time to time by one or more resolutions adopted by the board of directors.  The directors have the power to determine the preferences, limitations and relative rights of each series of preferred stock.

On November 16, 2004, the board of directors unanimously consented to amend the articles of incorporation of the Company.  The amendment reclassified 10,000,000 shares of the Company’s authorized no par value preferred stock into 10,000,000 shares of $0.001 par value Series A preferred stock.  At December 31, 2004, no shares of $0.001 par value Series A preferred stock were issued or outstanding.

IDAHO GENERAL MINES, INC.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2004

NOTE 8 – COMMON STOCK OPTIONS

The board of directors and shareholders adopted the Idaho General Mines, Inc. 2003 Stock Option Plan (“Plan”) during 2004.  The purpose of the Plan is to give the Company greater ability to attract, retain, and motivate its officers and key employees and is intended to provide the Company with the ability to provide incentives more directly linked to the success of the Company’s business and increases in shareholder value.

The board of directors has determined that options issuable pursuant to the Plan will be utilized solely for the purpose of granting incentive stock options (“ISOs”) for employees (pursuant to Internal Revenue Code 422).  The maximum number of shares available for issue pursuant to the stock option plan adopted by the Company is currently 3,000,000 shares.  Although the Plan permits the issuance of both incentive stock options and non-qualified stock options, the board of directors has opted to issue only incentive stock options under the Plan.

During the year ended December 31, 2004, the Company granted 1,485,000 non-qualified stock options outside of the Plan and 1,910,000 incentive stock options under the Plan with exercise prices ranging from $0.15 to $0.75 and expirations at various dates through 2011.  These options were granted to officers, directors, and other related parties.  The fair value of each option is estimated on the issue date using the Black-Scholes Option Price Calculation.  The following assumptions were made in estimating fair value: risk free interest rate of 4%; volatility of 46%; and expected life of 2 years.  The total value was calculated at $302,775.   No 2004 expense was recorded for 1,120,000 of the ISOs which vest in 2005 and 2006.

During the year ended December 31, 2003, the Company granted 1,150,000 non-qualified stock options outside of the Plan with an exercise price of $0.11 and an expiration of five years from the date of the grant to officers, directors, and other related parties.  In connection with the issue, the Company recorded $11,500, or $0.01 per option in compensation expense based upon management’s estimate of the value of the services rendered and the value of the options granted.  During 2004, 260,000 of these options were exercised for cash.

The following is a summary of the Company's stock option plans:

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans not approved by security holders:	-	$ -	-
Equity compensation plans approved by security holders: 2003 stock option plan

	1,910,000	$ 0.22	1,090,000
Total	1,910,000		1,090,000

IDAHO GENERAL MINES, INC.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2004

NOTE 8 – COMMON STOCK OPTIONS (continued)

Following is a summary of stock option activity during the year ending December 31, 2004:

	Number Of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2004	1,150,000	$0.11
Granted	3,395,000.38
Exercised	260,000.11
Forfeited	-	-
Expired	-	-
Outstanding at December 31, 2004	4,285,000	$0.33
Options exercisable at December 31, 2004	3,165,000
Weighted average fair value of options granted during 2004	$0.14

The following table gives information about the Company’s common stock that may be issued upon the exercise of options under the Company’s existing stock option plan and upon the exercise of options outside of the Company’s existing stock option plan as of December 31, 2004.

   Remaining

    Exercise    Number of    Weighted Average   Contractual Life    Number      Weighted Average

      Prices          Options        Exercise Price             (in years)       Exercisable     Exercise Price

      $0.01

 890,000

    $ 0.11

4.00

      890,000

   $0.11

        0.15

 550,000

       0.15

4.75

      550,000

     0.15

        0.15

 450,000

       0.15

5.75

                  -

     0.00

        0.15

 450,000

       0.15

6.75

                  -

     0.00

        0.30

   75,000

       0.30

4.50

        75,000

     0.30

        0.40

 100,000

       0.40

4.50

      100,000

     0.40

        0.30

   50,000

       0.30

5.50

                  -

     0.00

        0.30

   50,000

       0.30

6.50

                  -

     0.00

        0.44

 750,000

       0.44

4.25

      750,000

     0.44

        0.44

   60,000

       0.44

5.25

                  -

     0.00

        0.44

   60,000

       0.44

6.25

                  -

     0.00

        0.75

 560,000

       0.75

4.91

      560,000

     0.75

        0.70

 240,000

       0.70

4.91

      240,000

     0.70

            4,285,000

      $0.33

   3,165,000

   $0.37

IDAHO GENERAL MINES, INC.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2004

NOTE 9 – COMMON STOCK WARRANTS

During the year ended December 31, 2004, the Company granted 7,010,555 common stock warrants attached to common stock issued with exercise prices ranging from $0.40 to $1.20 and expirations at various dates through 2011.  The fair value of each option is estimated on the issue date using the Black-Scholes Option Price Calculation.  The following assumptions were made in estimating fair value: risk free interest rate of 4%; volatility of 46%; and expected life of 2 years.  The total value of these warrants was estimated at $501,140.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Company owns and has owned mineral property interests on certain public and private lands in Shoshone County, Idaho.  The Company’s mineral property holdings include lands contained in mining districts that have been designated as “Superfund” sites pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”). The Company and its properties have been and are subject to a variety of federal and state regulations governing land use and environmental matters.  The Company believes it has been in substantial compliance with all such regulations, and is unaware of any pending action or proceeding action relating to regulatory matters that would affect the financial position of the Company.  The Company’s management acknowledges, however, that the possibility exists that the Company may be subject to environmental liabilities associated with its properties in the future, and that the amount and nature of any liabilities the Company may be held responsible for is impossible to estimate.

NOTE 11 – INCOME TAXES

At December 31, 2004, the Company had a net deferred tax asset calculated at an expected rate of 34% of approximately $864,000 principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been recorded at December 31, 2004.

	December 31, 2004	December 31, 2003

Net operating loss carryforwards	$ 2,542,000	$ 276,000

Deferred tax asset	$ 864,000	$ 110,000
Deferred tax asset valuation allowance	$ (864,000)	$ (110,000)

At December 31, 2004, the Company has a net operating loss carryforward of approximately $2,542,000 which will expire in the years 2004 through 2024. The change in the allowance account was $754,000, which is attributed to operating expenses.  Not included in the calculation of the deferred tax asset at December 31, 2004 is $71,100 relating to shares of stock issued to officers and directors for their services to the Company.

IDAHO GENERAL MINES, INC.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2004

NOTE 12 – SUBSEQUENT EVENTS

On February 14, 2005, the Company entered into an option agreement with High Desert Winds LLC for properties in Nye County, Nevada.  Pursuant to the terms of this agreement, IGMI has been granted a nine-month option to purchase a ten square mile property including the wind generation potential and water rights, mineral and surface rights, buildings and remaining equipment.  These properties would transfer to IGMI upon payment of $5 million to High Desert Winds LLC.

On January 6, 2005, the Company’s board of directors appointed a new executive whose employment includes the grant of 650,000 incentive stock options, vesting over the two years ending January 6, 2007.

In March 2005, the Company commenced a private placement of its common stock.  The Company expects to raise $2,250,000 cash from this transaction in March and April 2005.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements between the Company and its accountants regarding any matter or accounting principles or practices or financial statement disclosures.

ITEM 8-A.

CONTROLS AND PROCEDURES

Robert L. Russell , the Registrant’s President and CEO, and James H. Moore, the Company’s Chief Financial Officer/Treasurer and Principal Accounting Officer, have evaluated the Registrant’s disclosure controls and procedures within 90 days of the filing date of this annual report.  Based upon this evaluation, the Registrant’s President and Principal Accounting Officer concluded that the Registrant’s disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

There were no significant changes in the Registrant’s internal controls or, to the knowledge of the management of the Registrant, in other factors that could significantly affect these controls subsequent to the evaluation date.

ITEM 8-B.

OTHER INFORMATION

None.

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Executive Officers and Directors

The following information is provided as of February 20, 2005 with respect to each executive officer and director of the Company:

Name

Age

Office with the Company

Robert L. Russell

71

Director 1967 to present

President 1979-1980 and 1984 to present

John B. Benjamin

75

Director since 1974

Gene W. Pierson

67

Director since 2002

Norman A. Radford.

72

Director since 2002

R. David Russell

48

Director since 2002

Richard Nanna

55

Director since 2003

Glenn M. Dobbs

61

Director since 2003

Robert Llee Chapman

47

Director 2004

Matthew F. Russell

40

Vice President Operations

James H. Moore

60

Chief Financial Officer

Robert L. Dumont

49

Vice President of Business Development

Non-Executive Officers

Michael K. Branstetter

51

Secretary/Treasurer and Legal Counsel

Mary K. Russell

68

Ass’t Secretary/Treasurer since 2002

Robert L. Russell, a Professional Engineer, has been a director of the Company since 1967 and President and Treasurer of the Company from 1979 to 1980 and since 1984.  Since September 1998, Mr. Russell has provided mining management consulting services through his consulting company, R.L. Russell Associates.  Mr. Russell held positions with Exxon Minerals from 1976 to 1984 and Freeport McMoRan Copper and Gold, where he served as Vice President of Mining from 1988 to 1995.  Mr. Russell acted as General Manager of Freeport’s Indonesian operations, which has become the largest gold mine and second largest copper mine in the world. He was responsible for building over $1.5 billion in capital facilities and supervised to 10,000 employees.  From 1995 to 1998 Mr. Russell was employed by Zambia Consolidated Copper Mines, most recently as General Manager of the Nchanga Division.  In that position Mr. Russell was responsible for all functions of two operating mines and several metallurgical facilities.  Under Mr. Russell, the Nchanga Division had 8,700 employees and produced 150,000 tons of copper and 3,500 tons (about 12% of the world’s supply) of cobalt per year.  Mr. Russell is a director of Mines Management, Inc. (MNMM:OTCBB).

John B. Benjamin has been a director of the Company since 1974.  Mr. Benjamin has been retired since 1989.  Prior to that time, Mr. Benjamin was employed from 1987 to 1989 by Dames & Moore, a Denver, Colorado based Engineering Company as a Field Sampling and Air/Water Monitoring Coordinator Assistant for The Bunker Hill Superfund Remedial Investigation and Feasibility Study.  Before joining Dames & Moore, Mr. Benjamin was employed by the Bunker Hill Company for approximately 27 years.

Gene W. Pierson, a Mining Engineer, has been a Director of the Company since 2002. Mr. Pierson graduated from the University of Texas, El Paso with a Bachelor of Science degree in Mining Engineering, Geology Option, June 1962.  Since 1999, Mr. Pierson has been a self-employed consultant for mining companies in mineral economics and management.  From 1981 to 1999 Mr. Pierson was employed by Hecla Mining Company (NYSE) as a senior Analyst performing research and analytical work with management, engineering, metallurgical, geology, accounting and financial staff.  Mr. Pierson is a member of the Society of Mining Engineers and the Mineral Economics & Management Society.

Norman A. Radford, a Mining Engineer, has been a Director of the Company since 2002.  Mr. Radford graduated from the University of Idaho with a Bachelor of Science degree.  From 1982 to 1985, Mr. Radford was employed by Coeur d’Alene Mines Corp. as a Consulting Geologist performing full time consulting to the Chairman of the Board.  From 1965 to 1982, Mr. Radford was employed by The Bunker Hill Co. as a Senior Mine Geologist.  Mr. Radford is a Registered Professional Geologist and a member of the American Institute of Mining Engineers.

R. David Russell has been the President & CEO/Director of the Canadian gold company Apollo Gold Corporation since 2002, which is listed on the Toronto Stock Exchange under the symbol (APG:TSX) and on the American Stock Exchange under the symbol (AGT:AMEX).  In 1999, Mr. Russell founded Nevoro Gold which was subsequently merged with Apollo Gold.  From 1994 to 1999, Mr. Russell was Vice President and Chief Operating Officer for Getchell Gold, a Nevada gold producer.  At Getchell, Mr. Russell oversaw the Getchell open pit as well as the development of two underground mechanized gold mines and a complex pressure oxidation mill for gold ore processing.  Prior to Getchell, Mr. Russell was General Manager U.S. operations for LAC Minerals and after their acquisition, Barrick Gold.  His responsibilities included operations at various mines in the western U.S. including the Bullfrog mine in Nevada; the Richmond Hill Mine located near Lead, South Dakota; the Ortiz Project near Santa Fe, New Mexico; and the Coliseum reclamation project in California.  Prior to LAC/Barrick, Mr. Russell was Manager Underground Mining for Independence Mining in Nevada, Project Manager for Hecla Mining in Idaho, Manager of the Lincoln Project in California for FMC/Meridian Gold / US Energy and Mine Manager for ASARCO in Idaho and Colorado.  Mr. Russell is a BS Mining Engineering graduate from Montana Tech. R. David Russell is Robert L. Russell’s son.

Richard F. Nanna is Vice President Exploration for Apollo Gold Corporation.  Mr. Nanna responsible for managing all aspects of exploration and geology for the two major operating gold mines of Apollo Gold Corporation as well as all exploration for new properties.  Apollo is currently producing about 150,000 ounces gold per year with objectives of growing substantially above this level.  Currently, Apollo Gold Corporation is exploring the Black Fox mine near Timmins, Ontario that is now considered to be a significant discovery of new gold resources.  Mr. Nanna was Vice President of Exploration for Getchell Gold Mines in Nevada from 1994 to 1999, where he was responsible for discovering over 18 million ounces of gold.  This property is being further developed by Placer Dome Gold.    Mr. Nanna attended the University of Akron from 1972 to 1978, where he received BS and MS degrees in Geology.  Mr. Nanna has been an instructor in undergraduate geological studies at that institution.  Mr. Nanna is experienced in working with investment bankers as well as in the area of acquisition, valuation, and sales of mineral properties for the various companies for which he has worked.

Glenn Dobbs has broad experience in international finance, investment banking, natural resource financing and as a business development consultant.  Mr. Dobbs was the founder of the Alpha Commodities Fund in 1976, founder and Board Chairman of First American Bank in 1978, Dallas regional manager for Monex International, founder of the InterGold (Hedge) Fund in 1996, and a former member of the Washington State House of Representatives.  Mr. Dobbs has written and lectured extensively on precious metals sector investing, resource development, and financing.  Since 2003, Mr. Dobbs has been the President, Chairman and a Director of Mines Management, Inc. (MNMM:OTCBB).

Robert Llee Chapman is a seasoned financial executive with 24 years of experience with some of the world’s largest natural resource and engineering companies.  Mr. Chapman is currently serving as Vice President and Chief Financial Officer for Apollo Gold, Inc.  Mr. Chapman is a certified public accountant licensed in two states, former Elko County Commissioner and Chairman, and current President of the Northwest Mining Association.

Matthew F. Russell, a Professional Civil Engineer, is the Vice President of Operations.  Mr. Russell graduated from Washington State University with BS and MS degrees in Civil Engineering and from Gonzaga University with a Masters in Business Administration. From 1999 to 2001, Mr. Russell was employed by the Daniels Company in West Virginia as a project manager, managing the design and construction of coal prep plants.  Since 2001,  Mr. Russell has been self-employed as a contract engineer.  Mr. Russell is the son of the Company’s President, Robert L. Russell.

James H. Moore is the Company’s Chief Financial Officer.  Mr. Moore graduated from the University of Utah with a Bachelor of Science degree in Business.  From 2002 to the present, Mr. Moore has been the Chief Financial Officer of Quantum Northwest, a manufacturer of biotech instrumentation. Concurrently, Mr. Moore has been self-employed as a mine finance consultant.  From 1997 to 2002, Mr. Moore was the Vice President of Business Development for RAHCO International.  Prior to that time, Mr. Moore was employed by Barrick Gold Corp in Santiago, Chile as a Vice President and Chief Financial Officer.

Robert L. Dumont is the Company’s Vice President of Business Development. For more than the past five years Mr. Dumont has been a General Partner of Atmos Management Group. Located in Connecticut, Atmos Management Group specializes in strategic and financial business management.  Mr. Dumont’s primary function has been the strategic financial management of select companies for controlling stakeholders.  From 1996 to 1998, Mr. Dumont was the Managing Partner of Dumont Partners, Greenwich, CT., a private investment partnership.  From 1992 to 1996, Mr. Dumont was an Equity Portfolio Manager for Morgens, Waterfall, Vintiadis & Company, Inc., NY, NY., a private investment partnership.  From 1988 to 1992, Mr. Dumont was Head of Strategic Investments for Whitehead Associates, Greenwich CT., a private investment group focused on public and private investments.  Prior to Whitehead Associates, Mr. Dumont was employed as Senior Equity Portfolio Manager for The Selzer Group, NY, NY., a merchant banking firm.  Prior to The Selzer Group, Mr. Dumont was a Mineral Economics Analyst for Chase Manhattan Bank, N.A., NY, NY.  Mr. Dumont holds a B.S. in Mining Engineering with Post Graduate Studies in Accounting, Finance, and Economics. Chase Manhattan Bank, N.A.- Management Credit/Finance Analyst Program.

Board Committees

The Nominating Committee members are:  R. David Russell, Gene Pierson, and Glenn Dobbs.  The Compensation Committee is composed of R. Llee Chapman, Chairman, Richard Nanna and Norman Radford.

The Audit Committee members are: Llee Chapman, Chairman, Norman A. Radford, and Glenn Dobbs; all being independent directors as that term is defined in Rule 4200 (a) (14) of the NASD’s listing standards.  The Audit Committee recommends a firm of independent certified public accountants to audit the annual financial statements; discusses and approves with the auditors in advance the scope of the audit; reviews with the independent auditors their independence, the financial statements, and their audit report; reviews management's administration of the system of internal accounting controls; and reviews the Company's procedures relating to business ethics.  The Company does have a Board of Directors approved and written audit committee charter. Messers Chapman and Dobbs are financial experts for the purpose of compliance with the Sarbanes-Oxley Act of 2002.  Messrs Benjamin, Pierson, Radford, David Russell, Richard Nanna, Llee Chapman, and Glenn M. Dobbs are deemed to be independent directors as that term is defined in Rule 4200(a)(14) of the NASD’s listing standards.

Code of Ethics

The Company has adopted a Code of Ethics for its President, Chief Executive Officer and Senior Financial Officers. Reference is made to information contained under Code of Ethic attachment contained in the 10SB12G/A, which is incorporated by reference in this report 10KSB

Audit Committee Pre Approval Policy

The Board of Directors has adopted a pre approval policy requiring that the Audit Committee pre-approve the audit and non-audit services performed by the independent auditor in order to assure that the provision of such services do not impair the auditor’s independence.  Reference is made to information contained under Audit Committed Policy, attachment contained in the 10SB12G/A, which is incorporated by reference in this report 10KSB

Legal Proceedings

No Director, or person nominated to become a Director or Executive Officer, has been involved in any legal action involving the Company during the past five years.

Directors and Executive Officers:

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of forms 3 and 4 and amendments thereto furnished to the Registrant pursuant to Section 240.16a-3 during the most recent fiscal year, and Form 5 and amendments thereto furnished to the Registrant with respect to the most recent fiscal year, no person who at any time during the fiscal year was a director, officer, or beneficial owner or more than ten percent of any class of equity securities of the Registrant registered pursuant to Section 12 of the Exchange Act, or any other person subject to Section 16 of the Exchange Act with respect to the Registrant because of the requirements of Section 30 of the Investment Company Act or Section 17 of the Public Utility Holding Company Act (A reporting person) failed to file on a timely basis, as disclosed in the above Forms, reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years, Robert L. Russell had 1 Form 3 filing and 3 Forms 4 filings representing 5 transactions, Glenn Dobbs had 1 Form 3 filing and 2 Forms 4 filings representing 3 transactions, Gene Pierson had 1 Form 3 filing and 3 Forms 4 filings representing 4 transactions, John Benjamin had 1 Form 3 filing and 4 Forms 4 filings representing 5 transactions, Norm Radford had 1 Form 3 filing and 3 Forms 4 filings representing 4 transactions, James H. Moore had 1 Form 3 filing and 1 Form 4 filing representing 2 transactions, Matthew Russell had 1 Form 3 filing and 4 Forms 4 filings representing 6 transactions, Richard Nanna had 1 Form 3 filing and 2 Forms 4 filings representing 3 transactions, David Russell had 1 Form 3 filing and 3 Forms 4 filings representing 4 transactions, Robert Llee Chapman had 2 Forms 4 filings representing 3 transactions.

ITEM 10.

   EXECUTIVE COMPENSATION

A summary of cash and other compensation for the Company’s President and Chief Executive Officer for each of the Company’s last completed three fiscal years is as follows:

Executive Officers

Summary Compensation Table

Long-Term Compensation

                      Annual Compensation

          Awards

     Payouts

(a)

(b)

(c)

(d)

(e)

(f)

(g)

(h)

(i)

Name

Other

Restricted

Securities

and

Annual

Stock

Underlying

LTIP

All Other

Principal

Year

Salary

Bonus

Comp.

Awards(1)

Options/

Payouts

Comp.

Position

 ($)

 ($)

 ($)

($)

SARs(#)

($)

($)

_____________________________________________________________________________________________

Robert L. Russell

2003

$0

$0

$0

$0

100,000

$0

$0

President and Chief

2004

$35,600

$0

$0

$0

920,000

$0

$0

Executive Officer

Option/SAR Grants In Last Fiscal Year

Individual Grants
(a) Name	(b) Number of Securities Underlying Options/SARs Granted (#)	(c) % of Total Options/SARs Granted to Employees in Fiscal Year	(d) Exercise or Base Price ($/Sh)	(e) Expiration Date
Robert L. Russell	920,000	24%	$.15-$.75	Various-5 years from vesting

During the year ended December 31, 2003, none of the Company’s executive officers received any cash compensation.  The Corporate Secretary and Assistant Secretary each received a grant of 5,000 shares of the Company’s common stock for each of the two directors’ meetings they attended.

In March 2004, the Directors approved the payment of $30,000 annual salary to the President, Robert L. Russell, which salary was increased by Board action to $60,000 in October 2004 effective January 1, 2005.  In addition, Mr. Russell received Incentive Stock Options to acquire up to 750,000 shares of common stock.  The options vest over a two-year period and are exercisable for a period of 5 years from vesting at an exercise price of $0.165 per share.  A condition of vesting is continued employment of Mr. Russell as the President of the Company.

Also in March 2004, the Directors appointed James H. Moore, Chief Financial Officer and Matthew F. Russell as Vice President of Operations.  Mr. Moore and Mr. Russell were each granted Incentive Stock Options to acquire up to 350,000 shares of common stock.  The options vest over a two-year period and are exercisable for a period of 5 years from vesting at an exercise price of $0.15 per share.  In January 2005, Matthew F. Russell was granted 300,000 Incentive Stock Options, exercisable at $0.72, vesting as follows: 100,000 options vest immediately, January 6, 2005, 100,000 options vest on January 6, 2006, and 100,000 options vest on January 6, 2007.  In January 2005, Robert L. Dumont was appointed as the Vice President of Business Development. The terms of Mr. Dumont’s employment include an annual salary of $90,000 and the grant of 650,000 Incentive Stock Options, exercisable at $0.72, vesting as follows: 250,000 options vest immediately, January 6, 2005, 200,000 options vest on January 6, 2006, and 200,000 options vest on January 6, 2007.  In each instance, continued employment by the Company is a condition of vesting.

Total wages, cash, and director stock award compensation of Robert L. Russell including benefits and shares granted as a director for the year 2004 totaled $35,600.  Total cash including wages and benefits of other key employees, Matthew F. Russell and James H. Moore, was $107,500 for the year 2004.  This reflects a full year of service for all the above employees.

Directors

During 2004 the Directors received 5,000 shares of common stock for each Board of Directors meeting that they attended.  On January 1, 2005 this arrangement was changed so that each Director would receive a payment of $1,500 each quarter and each committee chairman would receive an additional $250 each quarter.

DIRECTORS/OFFICERS – NSO OPTIONS AND STOCK GRANTS

Grantee

Number of

Option/Grant

Option

Option

Expiration

Shares

Price

Period

Granted

______________________________________________________________________________________________________________

Robert L.

  20,000

Grants - Stock

Russell

  50,000

Options

$0.44

5 years

09/28/09

  20,000

Options

$0.75

5 years

11/12/09

100,000

Options

$0.75

5 years

11/12/09

Total

170,000

Options – 100,000 (exercised) = 170,000

John B.

100,000

Options

$0.11

5 years

12/19/08

Benjamin

  20,000

Grants - Stock

  50,000

Options

$0.44

5 years

09/28/09

  20,000

Options

$0.75

5 years

11/12/09

Total

170,000

Options

Norman A.

90,000

Options

$0.11

5 years

12/19/08

Radford

  20,000

Grants - Stock

  50,000

Options

$0.44

5 years

09/28/09

  20,000

Options

$0.75

5 years

11/12/09

Total

160,000

Options- 10,000 (exercised) = 160,000

Gene W.

100,000

Options

$0.11

5 years

12/19/08

Pierson

  20,000

Grants

  50,000

Options

$0.44

5 years

09/28/09

  20,000

Options

$0.75

5 years

11/12/09

Total

170,000

Options

R. David

100,000

Options

$0.11

5 years

12/19/08

Russell

  20,000

Grants - Stock

  50,000

Options

$0.44

5 years

09/28/09

  50,000

Options

$0.44

5 years

09/28/09

  20,000

Options

$0.75

5 years

11/12/09

Total

220,000

Options

Richard

100,000

Options

$0.11

5 years

12/19/08

Nanna

  20,000

Grants

- Stock

  50,000

Options

$0.44

5 years

09/28/09

  20,000

Options

$0.75

5 years

11/12/09

Total

170,000

Options

Glenn

  15,000

Grants

Dobbs

  50,000

Options

$0.44

5 years

09/28/09

  20,000

Options

$0.75

5 years

11/12/09

  50,000

Options

$0.75

5 years

11/12/09

Total

120,000

Options – 100,000 (exercised) = 120,000

Llee

100,000

Options

$0.30

5 years

07/19/09

Chapman

  10,000

Grants

- Stock

  50,000

Options

$0.44

5 years

09/28/09

  20,000

Options

$0.75

5 years

11/12/09

  50,000

Options

$0.75

5 years

11/12/09

Total

220,000

Options

Matthew F.

100,000

Options

$0.11

5 years

12/19/08

Russell

  50,000

Options

$0.44

5 years

09/28/09

  75,000

Options

$0.75

5 years

11/12/09

150,000

Options

$0.70

5 years

12/07/09

Total

375,000

Options

James H. Moore

100,000

Options

$0.11

5 years

12/19/08

Total

100,000

Options

Michael K.

100,000

Options

$0.11

5 years

12/19/08

Branstetter

  50,000

Options

$0.44

5 years

09/28/09

  50,000

Options

$0.75

5 years

11/12/09

Total

200,000

Options

Mary K.

100,000

Options

$0.44

5 years

09/28/09

Russell

  50,000

Options

$0.75

5 years

11/12/09

Total

50,000

Options -  50,000  (Exercised) = 150,000

(NSO Options Allocated to Directors/Officers = 2,485,000 – (ex)  260,000 = 2,225,000)

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

The following table sets forth information regarding the number and percentage of shares of Common Stock of the Company held by any person known to the Company to be the beneficial owner (as such term is defined in Rule 13d-3 under the Exchange Act) of more than five percent and each director, each of the named executive officers and directors and officers as a group.

(a)

Security Ownership of Certain Beneficial Owners

The following table sets forth information as of February 20, 2005 regarding any person known to the Company to be the beneficial owner of more then five percent of any class of the Company’s voting securities.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)
Common	William Matlack 181 Erie Street #114 Jersey City, NJ 07302	872,222 Shares 872,222 Warrants	7.67%

___________________

(1)

Based on 11,469,503 Common Shares, 4,285,000 Stock Options, and 6,985,555 Warrants,  Totaling 22,740,058 shares.

(b)

Security Ownership of Management

The following table sets forth certain information as of February 20, 2005 regarding the number and percentage of shares of Common Stock of the Company beneficially owned by each director, each of the named executive officers and directors and officers as a group.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)
Common	Robert L. Russell 639 N. Riverpoint, H203 Spokane, WA 99202	1,142,332 shares (2) 420,000 vested option(3) 600,000 warrants	9.51%
Common	John B. Benjamin 610 West Cameron Kellogg, ID 83837	108,000 shares 170,000 vested options 20,000 warrants	1.31%
Common	Norman A. Radford 149 Larch Ave Osburn, Idaho 83849	45,000 shares 160,000 vested options	0.90%
Common	Gene W. Pierson 4760 Aspen Way Post Falls, ID 83854	61,000 shares 170,000 vested options 20,000 warrants	1.10%
Common	R. David Russell 7602 Ensenada Ct Centenniel, Co 80016	530,000 shares 220,000 vested options 500,000 warrants	5.50%
Common	Richard Nanna 4430 W Commander Winnemucca, NV 89445	165,000 shares 170,000 vested options 150,000 warrants	2.13%
Common	Glenn M. Dobbs 905 W. Riverside, 311 Spokane, WA 99201	220,000 shares 120,000 vested options 100,000 warrants	1.93%
Common	Matthew F. Russell 10139 N. Fleetwood Spokane, WA 99208	480,000 Shares 625,000 vested options (4) 450,000 warrants	6.84%
Common	Robert Llee Chapman 1783 Janie Court Elko, NV 89801	105,000 shares 220,000 vested options 100,000 warrants	1.86%
Common	Total of all executive officers and directors (11) individuals)	2,856,332 shares 2,825,000 vested options 1,490,000 warrants	31.54%

_________________________

(1)

Based on 11,469,503 Common Shares, 4,285,000 Stock Options, and 6,985,555 Warrants, Totaling 22,740,058 shares.

(2)

Includes shares owned of record by Robert L. Russell’s spouse (of the total shares beneficially owned by Robert L. Russell and spouse, 473,664 shares were owned prior to Jan. 1, 2004,as a result of longstanding company ownership).

(3)

In addition Robert L. Russell has 500,000 unvested options

(4)

In addition, Matthew F. Russell has 400,000 unvested options

(c)  Changes in Control

There are no arrangements known to the Company, the operation of which may at a subsequent time result in the change of control of the Company

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In March 2004, Matthew F. Russell was hired as the Vice President of Operations.  Matthew F. Russell is the son of Robert L. Russell, President of the Company.  There have been no transactions or series of transactions, or proposed transactions during the last two years to which the Company is a party in which any director, nominee for election as a director, executive officer or beneficial owner of five percent or more of the Company’s common stock. Willam Matlack was paid a finders fee for the Mt. Hope Project.(See the Mt. Hope Property Section 2 of this document).

ITEM 13.

EXHIBITS.

(2)

Plan of Acquisition, sale, reorganization, arrangement, liquidation or succession (1)

(3)(i)

Articles of Incorporation (2)

(3)(ii)

Bylaws. (2)

(4)

Instruments defining the rights of security holders, including indentures. (2)

(9)

Voting trust agreement and amendments. (1)

(10)

Material contracts.

(10)(i)

Mount Hope Purchase Agreement

(10)(ii)

Margaret Purchase Agreement

(11)

Statement re:  computation of per share earnings. (1)

(12)

Statements re:  computation of ratios. (1)

(13)

Annual report to security holders for the Last fiscal year, Form 10Q or 10QSB or quarterly report to security holders.(1)

(14)

Code of Ethics (2)

(16)

Letter on change in certifying accountant (1)

(18)

Letter on change in accounting principles (1)

(20)

Other documents or statements to security holders or any document incorporated by reference (3)(4)

(21)

Subsidiaries of the small business issuer (1)

(22)

Published report regarding matters submitted to vote of securities holders (1)

(23)

Consents of experts and counsel (1)

(24)

Power of Attorney (1)

(31)

Rule 13a-14(a)/15d-14(a) Certifications

(31)(i)

Certification of Robert L. Russell

(31)(ii)

Certification of James H. Moore

(32)

Section 1350 Certifications

(32)(i)

Certification of Robert L. Russell

(32(ii)

Certification of James H. Moore

(99)

Additional Exhibits. (1)

_______________________________

(1)

These items are not applicable to this filing.

(2)

Incorporated by reference to the Form 10SBA filed May 14, 2004

(3)

Schedule 14A, filed October 29 2004.

(4)

Reports on Form 8-K during the period ended December 31, 2004:

November 18, 2004

1.01, 3.02, 5.03

December 23, 2004

1.01

Reports on Form 8-K subsequent to December 31, 2004:

January 13, 2005

5.02

January 20, 2005, Amended February 16, 2005

4.01, 9.01

February 18, 2005, Amended February 22, 2005

8.01

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by the Company’s principal accountant for the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2004 and 2003 were $15,197 and $9,500 respectively.

Audit Related Fees

The Company incurred no fees during the last two fiscal years for assurance and related services by the Company’s principal accountant that were reasonably related to the performance of the audit of the Company’s financial statements.

Tax Fees

There were no fees billed in the last two years for professional services by the principal accountants for tax compliance, tax advice, and tax planning.

All Other Fees

The Company incurred no other fees during the last two fiscal years for products and services rendered by the Company’s principal accountant.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

Not Applicable

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDAHO GENERAL MINES, INC.

       /s/ Robert L. Russell

By: ____________________________________

      ROBERT L. RUSSELL

      President and Chief Executive Officer(Principal Executive Officer)

      /s/ James H. Moore

By: ____________________________________

      JAMES H. MOORE

      Chief Financial Officer

      (Principal Financial and Accounting Officer)

Date:

April 5, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Directors

Date:   April 5, 2005

       /s/  Robert L. Russell

____________________________________

ROBERT L. RUSSELL

       /s/  John B. Benjamin

____________________________________

JOHN B. BENJAMIN

       /s/  Glenn Dobbs

____________________________________

GLENN DOBBS

       /s/  Robert Llee Chapman

____________________________________

ROBERT LLEE CHAPMAN

       /s/  Gene W. Pierson

____________________________________

GENE W. PIERSON

       /s/ Norman A. Radford

____________________________________

NORMAN A. RADFORD

       /s/  David Russell

____________________________________

R. DAVID RUSSELL

       /s/  Richard F. Nanna

____________________________________

RICHARD F. NANNA