Form 10QSB
period 2005-03-31
IDAHO GENERAL MINES INC
filed 2005-05-16
CIK 1275229

OMB APPROVAL
OMB Number: 3235-0416 Expires: January 31, 2007 Estimated average burden hours per response 135.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period March 31, 2005

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

Yes    [X]     No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 14,501,204 shares of Common Stock outstanding as of April 30, 2005.

Transitional Small Business Disclosure Format (check one);  Yes          No     [X]

SEC 2334 (10-04)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the  form displays a currently valid OMB control number.

Idaho General Mines, Inc.

Form 10-QSB

FOR THE QUARTERLY PERIOD ENDED March 31, 2005

PART 1. – FINANCIAL INFORMATION

The Registrant fall within the provisions of  Rule 13a-13(c)(2)  of the Securities Exchange Act of 1934, as amended, and claims exemption hereunder from the requirement to file Part 1.

PART II. – OTHER INFORMATION

Items deleted are not applicable

Item 2. Changes in Securities

On April 27, 2005 the Company concluded a private placement offering of 2,998,933 Units of the Company's $0.001 par value common stock at a price of $0.75 per unit. Each Unit consisted of one Share of Common Stock and one Stock Purchase Warrant, exercisable for twenty-four months from the date of issuance, to purchase one additional Share. The exercise price of the Common Stock Purchase Warrant is $1.00 per Share.

The Units were offered for sale on a "Best Efforts" basis by the Company's officers and directors and by Pennaluna & Company, Coeur d'Alene, Idaho. A total of 2,998,933 Units were sold resulting in gross proceeds of $2,249,198.75.  After payment of sales commissions and finder's fees in the amount of $141,050 the Company received net proceeds of $2,108,148.75. No commissions or other remuneration was paid directly or indirectly to any officer or director in connection with the offering.

The securities were offered in reliance upon the exemptions afforded by the Securities Act of 1933, as amended (the "Act"), Rule 506 of Regulation D promulgated there under, and certain state securities law exemptions. The units were offered to persons who demonstrate to the Company that they qualify as "accredited investors" within the meaning of Rule 501 (a) of the General Rules and Regulations under the Act. There were a total of 53 accredited investor purchasers. A legend was placed on each certificate indicating that the Shares had not been registered and were restricted from resale.

Item 5. Mount Hope Feasibility

Idaho General Mines, Inc (IGMI.OB-OTC) has completed its extensive Mount Hope feasibility study and will begin the permitting process for placing a 40,000 metric tonne of ore per day open pit molybdenum mine, concentrator and related processing facilities into production. The Mount Hope deposit is located 23 miles northwest of Eureka, Nevada in Eureka County. Once financing is obtained and construction completed, this new mine and processing plant would have an estimated 30 year life. It is planned that a total of approximately 700 million pounds of molybdenum would be recovered over the 30 year mine life.

IGMI currently retains an exclusive one-year option to lease the properties held by Mount Hope Mines Incorporated (MHMI) at the Mount Hope project. The lease properties include 13 patented lode claims, 1 patented mill site, and 109 unpatented lode claims. In addition, IGMI staked 450 adjacent unpatented lode claims, for a total land position of approximately 11,000 acres. IGMI may exercise the option to lease at anytime within the option period (12-Nov-04 to 11-Nov-05). Upon exercise of the option, IGMI is allowed to invoke a pre-negotiated 30 year (extendable) lease to access, explore, develop, and mine the property. IGMI has full use of all lands, access, drill core, and all intellectual properties for the full 30 year planned lease. Upon notice, the lease can be extended beyond the 30 year period at no cost. IGMI is subject to a royalty agreement.

The mineralization included in the mining plan of the feasibility study includes approximately 300 million metric tonnes (330 million short tons) of recoverable mineralization at a grade of 0.098 % molybdenum which is projected to recover about 571 million pounds of contained molybdenum over an initial 20 year period.  Mineralization also includes an additional approximate 134 million tonnes (147 million short tons) of stockpiled material at a grade of 0.048 % molybdenum which would produce an additional approximate 130 million pounds of molybdenum.  In total the Mount Hope Deposit minable mineralization contains approximately 700 million pounds of recoverable molybdenum.

Cash costs of production (including royalty) is estimated in the feasibility study to be approximately $3.40 per pound of recovered molybdenum on average over the first 20 years of production. The project capital cost to reach production is approximately $400 million. The study is based on $7.00 per pound of contained molybdenum in the recovered technical grade molybdic oxide. The five year average price of molybdenum was $7.58 per contained lb of molybdenum based on Platt's Metals Week weekly dealer oxide prices for molybdenum.

IGMI will start the permitting immediately and will begin detailed engineering efforts in support of the permitting and will appoint a project team and environmental contractors. The principal permitting agency is the U.S. Bureau of Land Management (Battle Mountain, Nevada Office). Other State of Nevada and several local permitting agencies will also be involved. Dialogue with the Eureka County and area groups will also take place. Permitting under the National Environmental Policy Act (NEPA) process will require an unspecified time, but normally can be accomplished in about 20 months. Construction may be expected to take an additional 20 months.

IGMI commissioned this intensive feasibility study in November 2004 by independent contractors which covered the minable minerals, mining plan, plant design, tailings facilities design, water use and discharge, environmental areas, and other aspects of the project. The feasibility study is based upon an evaluation of the ore deposit by Independent Mining Consultants, Inc. (IMC) of Tucson, AZ. IMC developed the mining plan and completed the evaluation of the minable mineralization from a data base of 161 drill holes (totaling more than 226,000 feet) drilled by previous owners. Chlumsky, Armburst & Meyer (CAM) of Lakewood, CO did the plant design. Other consultants and contractors, including Enviroscientists, Inc., and Smith Williams Consultants, Inc. completed various aspects of the design study and feasibility. This work is definitive and will serve as the basis for the further design and permitting of the project. While additional environmental studies are being conducted in 2005, we have an extensive data base at hand which along with our mine and process plans will allow permitting to progress.

Item 5. Other Items

By unanimous consent on May 12, 2005 the Board of Directors of Idaho General Mines, Inc. appointed Robert L. Dumont as acting interim Chief Financial Officer until such time that a full time Chief Financial Officer is appointed.

Item 6. Exhibits and Reports on Form 8k

(a)

Exhibits

31.1 – Certification Required by Rule 13a - 14(a) or Rule 15d - 14(a). Russell

31.2 – Certification Required by Rule 13a - 14(a) or Rule 15d – 14(a).

32.1- Certification Required by Rule 13a – 14(a) or Rule 15d – 14(b) and section 906 of the Sarbanes- Oxley Act of 2002, 18 U.S.C. Section 1350. Russell

32.2 – Certification Required by Rule 13a – 14(a) or Rule  15d – 14(b) and section 906 of the Sarbanes –Oxley Act of 2002, 18 U.S.C. Section 1350.

(b)  Filings on Form 8K during and subsequent to the quarter ended March 31, 2005:

Item 5.02

Filed 1/13/2005

Item 4.01, 9.01

Filed 1/20/2005

Amended 2/16/2005

Item 8.01

Filed 2/18/2005

Amended 2/22/2005

Item 5.02

Filed 4/20/2005

Item 5.02, 8.01, 9.01

Filed 4/25/2005

Item 3.02, 8.01

Filed 4/27/2005

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IDAHO GENERAL MINES, INC.

/s/ Robert L. Russell

By:___________________________

Date: May 13, 2005

       Robert L. Russell

       President and Chief Executive Officer

/s/ Robert L. Dumont

By:____________________________

Date: May 13, 2005

       Robert L. Dumont

       Interim Chief Financial Officer