Form 10QSB
period 2005-06-30
IDAHO GENERAL MINES INC
filed 2005-08-22
CIK 1275229

OMB APPROVAL
OMB Number: 3235-0416 Expires: January 31, 2007 Estimated average burden hours per response 135.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period June 30, 2005

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

Yes    [X]     No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 15,431,893 shares of Common Stock outstanding as of August 15, 2005.

Transitional Small Business Disclosure Format (check one);  Yes          No     [X]

SEC 2334 (10-04)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the  form displays a currently valid OMB control number.

Idaho General Mines, Inc.

Form 10-QSB

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

PART 1. – FINANCIAL INFORMATION

ITEM 1 Financial Statements

IDAHO GENERAL MINES, INC.

TABLE OF CONTENTS

FINANCIAL STATEMENTS

Balance Sheets

3

Statements of Operations

4

Statements of Cash Flows

5

NOTES TO THE FINANCIAL STATEMENTS

6

IDAHO GENERAL MINES, INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

	June 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,501,629	$700,498
Total Current Assets	1,501,629	700,498

PROPERTY AND EQUIPMENT
Office furniture	37,369	22,939
Vehicles	21,376	21,376
Accumulated depreciation	(8,656)	(4,229)
Total Property and Equipment	50,089	40,086

LAND AND MINING CLAIMS	496,913	481,223

TOTAL ASSETS	$2,048,631	$1,221,807

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$234,035	$27,016
Total Current Liabilities	234,035	27,016

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, Series A, $0.001 par value; 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized,
15,505,990 and 11,582,939 shares issued and outstanding, respectively	15,506	11,583
Additional paid-in capital	6,301,331	3,821,881
Accumulated deficit before exploration stage	(212,576)	(212,576)
Accumulated deficit during exploration stage	(4,289,665)	(2,426,097)
Total Stockholders' Equity	1,814,596	1,194,791

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,048,631	$1,221,807

See accompanying condensed notes to the interim financial statements.

IDAHO GENERAL MINES, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
					January 1, 2002
					(Inception of
	Three Months Ended		Six Months Ended		Exploration Stage)
	June 30,	June 30,	June 30,	June 30,	to June 30,
	2005	2004	2005	2004	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES	$-	$-	$-	$-	$-
OPERATING EXPENSES:
Property research, exploration and development	482,159	40,048	1,027,958	46,674	2,624,266
General and administrative expense	343,859	59,126	704,955	115,015	1,218,210
Management and administrative fees
paid with stock options	-	-	132,750	-	527,050
TOTAL OPERATING EXPENSES	826,018	99,174	1,865,663	161,689	4,369,526

LOSS FROM OPERATIONS	(826,018)	(99,174)	(1,865,663)	(161,689)	(4,369,526)

OTHER INCOME
Interest and dividend income	1,440	295	2,095	1,055	15,008
Realized gain (loss) on marketable securities	-	-	-	7,136	5,089
Realized income from timber sales	-	-	-	-	59,764
TOTAL OTHER INCOME	1,440	295	2,095	8,191	79,861

NET LOSS	(824,578)	(98,879)	(1,863,568)	(153,498)	(4,289,665)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) on marketable securities	-	5,060	-	(4,854)	-

COMPREHENSIVE NET LOSS	$(824,578)	$(93,819)	$(1,863,568)	$(158,352)	$(4,289,665)

BASIC AND DILUTED NET INCOME (LOSS)
PER SHARE OF COMMON STOCK	$(0.06)	$(0.02)	$(0.14)	$(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING - BASIC AND DILUTED	14,956,318	4,473,913	13,509,314	3,979,691

See accompanying condensed notes to the interim financial statements.

IDAHO GENERAL MINES, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS

			January 1, 2002
			(Inception of
	Six Months	Six Months	Exploration Stage)
	Ended	Ended	to
	June 30,	June 30,	June 30,
	2005	2004	2005
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,863,568)	$(153,498)	$(4,289,665)
Adjustments to reconcile net loss to net cash used
by operating activities:
Directors' fees paid by issuing common stock	-	-	80,025
Depreciation and amortization	4,427	1,016	8,656
Services and expenses paid with common stock	91,375	-	1,090,785
Gain on sale of investments	-	(7,136)	(9,245)
Management and administrative fees paid with
common stock options	132,750	-	447,025
Increase in accrued expenses	207,019	-	234,035
Net cash provided (used) by operating activities	(1,427,997)	(159,618)	(2,438,384)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for the purchase of equipment	(3,630)	(29,593)	(47,945)
Purchase of securities	-	-	(136,987)
Purchase of mining property, claims, options	(15,690)	-	(40,462)
Cash provided by sale of marketable equity securities	-	109,370	246,840
Net cash provided (used) by investing activities	(19,320)	79,777	21,446

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock	2,248,448	425,310	3,868,198
Proceeds from repayment of related party advance	-	(35,000)	-
Net cash provided (used) by financing activities:	2,248,448	390,310	3,868,198

Net increase (decrease) in cash and cash equivalents	801,131	310,469	1,451,260
Cash and cash equivalents beginning of period	700,498	7,433	46,212

Cash and cash equivalents end of period	$1,501,629	$317,902	$1,497,472

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

NON-CASH INVESTING ACTIVITIES:
Common stock issued for equipment	$10,800	$-	$10,800
Common stock and warrants issued for property	$-	$-	$375,000

See accompanying condensed notes to the interim financial statements.

IDAHO GENERAL MINES, INC.

CONDENSED NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2005

NOTE 1 - DESCRIPTION OF BUSINESS

Idaho General Mines, Inc. ("the Company" or "IGMI") is an Idaho corporation originally incorporated as General Mines Corporation on November 23, 1925.  In 1966, the Company amended its articles of incorporation to change its name to Idaho General Petroleum and Mines Corporation, and amended its articles again in 1967 changing its name to Idaho General Mines, Inc.  The Company's historic activities have principally consisted of the exploration for nonferrous and precious metals in and around Shoshone County, Idaho.  In recent years, however, the Company's business has been confined to periodic timber sales from its mining property holdings and other general and administrative activities.  Through 2001, the Company was a natural resource company in the development stage. The Company entered a new exploration stage in early January 2002 when it shifted its focus to minerals exploration.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the financial statements.  The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity.  These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. The accompanying financial statements should be read in conjunction with the audited financial statements of the Company included in the Company's December 31, 2004 Annual Report. In the opinion of the Company’s management, all adjustments considered necessary for a fair presentation have been included. The results of the six months ended June 30, 2005 are not necessarily indicative of the results of operations expected at the year ending December 31, 2005.

Accounting Method

The Company's financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

IDAHO GENERAL MINES, INC.

CONDENSED NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2005

Accounting Pronouncements-Recent

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153.  This statement addresses the measurement of exchanges of nonmonetary assets.  The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions," is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  The guidance in that opinion, however, included certain exceptions to that principle. This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  This statement is effective for financial statements for fiscal years beginning after June 15, 2005.  Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued.  Management believes the adoption of this statement will have no impact on the financial statements of the Company.

In December 2004, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards No. 123R, "Accounting for Stock Based Compensation."  This statement supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance.  This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments.  This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in Statement of Financial Accounting Standards No. 123.  This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans."  The adoption of this statement has had no impact on the financial statements of the Company.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (hereinafter "SFAS No. 150”).  SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position.  Previously, many of those instruments were classified as equity.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The Company has determined that there was no impact to its financial statements from the adoption of this statement.

Cash and Cash Equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

IDAHO GENERAL MINES, INC.

CONDENSED NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2005

Derivative Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (hereinafter "SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative instruments and Hedging Activities-Deferral of the Effective Date of FASB No. 133," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," and SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities," the last of which is effective June 30, 2003.  These statements establish and clarify accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.  They require that an entity recognize all derivatives as either assets or liabilities in the balance and measure those instruments at fair value.

If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction.  For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes.

Estimates

The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses.  Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements.  Accordingly, upon settlement, actual results may differ from estimated amounts.

Fair Value of Financial Instruments

The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash and loans payable.  All instruments are accounted for on an historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at June 30, 2005.

Basic and Diluted Net Loss Per Share

Net loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period.  The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  Diluted net loss per share for IGMI is the same as basic net loss per share, as the inclusion of common stock equivalents would be antidilutive.

IDAHO GENERAL MINES, INC.

CONDENSED NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2005

Mineral Exploration and Development Costs

All exploration expenditures are expensed as incurred.  Significant property acquisition payments for active exploration properties are capitalized.  If no minable ore body is discovered, previously capitalized costs are expensed in the period the property is abandoned.  Expenditures to develop new mines, to define further mineralization in existing ore bodies, and to expand the capacity of operating mines, are capitalized and amortized on a units of production basis over proven and probable reserves.  Should a property be abandoned, its capitalized costs are charged to operations.  The Company charges to operations the allocable portion of capitalized costs attributable to properties sold.  Capitalized costs are allocated to properties sold based on the proportion of claims sold to the claims remaining within the project area.

Mining Claims and Land

Costs of acquiring and developing mineral properties are capitalized as appropriate by project area.  Exploration and related costs and costs to maintain mineral rights and leases are expensed as incurred.  When a property reaches the production stage, the related capitalized costs are amortized using the units-of-production method on the basis of periodic estimates of ore reserves.  Mineral properties are periodically assessed for impairment of value, and any subsequent losses are charged to operations at the time of impairment.  If a property is abandoned or sold, its capitalized costs are charged to operations.

Provision for Taxes

Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (hereinafter "SFAS No. 109").  Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end.  A valuation allowance is recorded against the deferred tax asset if management does not believe the Company has met the "more likely than not" standard imposed by SFAS No. 109 to allow recognition of such an asset.

Property and Equipment

During the six months ended June 30, 2005, the Company purchased equipment costing $11,445 and a computer for $2,985.  The equipment and computer will be depreciated over useful lives of three to seven years using a straight-line depreciation method.  Depreciation for the current quarter is $2,682.

During the year ended December 31, 2004, the Company purchased office furniture and equipment for $22,939 and a vehicle for $21,376.  The property and equipment are being depreciated over useful lives of three to seven years using straight-line depreciation.

Reclassification

Certain amounts from prior periods have been reclassified to conform to the current period presentation.  This reclassification has resulted in no changes to the Company’s accumulated deficit or net losses presented.  Previously, directors’ fees paid by issuing common stock were not disclosed separately in the Company’s statement of cash flows.   These fees were part of services and expenses paid with common stock.

IDAHO GENERAL MINES, INC.

CONDENSED NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2005

NOTE 3 - INVESTMENTS

The Company accounts for its investments in debt and equity securities in accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and reports its investments in available for sale securities at their fair value, with unrealized gains and losses excluded from income or loss and included in other comprehensive income or loss.  The Company's investment securities are classified as available for sale securities which are recorded at fair value on the balance sheet as marketable securities and classified as current assets.

At June 30, 2005, the Company had no marketable securities.  During the year ended December 31, 2004, the Company sold all of its available for sale securities for cash of $136,757, resulting in a realized gain on sale of $9,245.

NOTE 4 - LAND AND MINING CLAIMS

During the six months ended June 30, 2005 the Company purchased acreage at the Turner Gold project for $15,690.  Also, the Company entered into an option agreement with High Desert Winds LLC for properties in Nye County, Nevada.  Pursuant to the terms of this agreement, IGMI has been granted a nine-month option to purchase a ten square mile property including the wind generation potential and water rights, mineral and surface rights, buildings and remaining equipment. These properties would transfer to IGMI upon payment of $5 million to High Desert Winds LLC.  In June 2005, the Company extended the option agreement with High Desert Winds LLC for $75,000.

The Company's mining claims and land consist of approximately 107 acres of fee simple land in the Pine Creek area of Shoshone County, Idaho, six patented mining claims known as Chicago-London group, located near the town of Murray in Shoshone County, Idaho and 265 acres of private land and 3 unpatented claims in Josephine County, Oregon, known as the Turner Gold project.  The carrying value of these properties at March 31, 2005 is as follows:

2005
Pine Creek land	$1,450
Chicago-London group	80,001
Turner Gold land	415,462
Total	$496,913

The Company reviews the carrying value of its assets annually and whenever events or circumstances indicate that an asset's fair value may not be at least equal to its carrying value.

IDAHO GENERAL MINES, INC.

CONDENSED NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2005

NOTE 5 - RELATED PARTY TRANSACTIONS

For the six months ended June 30, 2005, the Company did not initiate new related party transactions.

The Company paid professional service fees of $4,761 during the year ended December 31, 2004, to the Company's legal counsel, who is a shareholder and also serves as the Company’s secretary/treasurer.

The Company paid consultant fees of $49,060 during the year ended December 31, 2004, to the son of the Company president, for services provided.

Additional related party transactions are detailed in Notes 6 and 8.

NOTE 6 - COMMON STOCK

During the six months ended June 30, 2005, the Company issued 2,998,932 shares of common stock for cash of $2,249,199, issued 64,611 shares of common stock for services valued at $67,175, issued 20,000 shares of common stock for management valued at $23,500 and issued 15,000 shares of common stock for property valued at $10,800.  Additionally, upon the cashless exercise of options, the Company issued 824,508 shares of common stock.

During the year ended December 31, 2004, the Company issued 5,610,555 shares of common stock for cash of $1,264,670, issued 95,000 shares of common stock for directors fees valued at $53,500, issued 285,915 shares of common stock for services valued at $87,260, issued 1,326,000 shares of common stock for expenses valued at $783,400 and issued 500,000 shares of common stock for property valued at $328,820.  Additionally the Company issued 260,000 shares of common stock from the exercise of stock options for cash of $28,600.

During 2004, the board of directors and shareholders adopted amended and restated articles of incorporation which authorized the Company's issuance of 200,000,000 shares of common stock with a $0.001 par value.  Prior to 2004, the Company was authorized to issue 25,000,000 shares of common stock with a par value of $0.10.

NOTE 7 - PREFERRED STOCK

On October 28, 2004, shareholders of the Company authorized 10,000,000 shares of no par value preferred stock.  The authorized but unissued shares of preferred stock may be issued in designated series from time to time by one or more resolutions adopted by the board of directors.  The directors have the power to determine the preferences, limitations and relative rights of each series of preferred stock.

On November 16, 2004, the board of directors unanimously consented to amend the articles of incorporation of the Company.  The amendment reclassified 10,000,000 shares of the Company's no par value preferred stock into 10,000,000 shares of $0.001 par value Series A preferred stock.  At December 31, 2004 and at June 30, 2005, no shares of $0.001 par value Series A preferred stock were issued or outstanding.

IDAHO GENERAL MINES, INC.

CONDENSED NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2005

NOTE 8 - COMMON STOCK OPTIONS

The board of directors and shareholders adopted the Idaho General Mines, Inc. 2003 Stock Option Plan ("Plan") during 2004.  The purpose of the Plan is to give the Company greater ability to attract, retain, and motivate its officers and key employees and is intended to provide the Company with ability to provide incentives more directly linked to the success of the Company's business and increases in shareholder value.

The board of directors has determined that options issuable pursuant to the Plan will be utilized solely for the purpose of granting incentive stock options ("ISOs") for employees (pursuant to Internal Revenue Code 422).  The maximum number of shares available for issuance under the Plan is currently 3,000,000 shares.  Although the Plan permits the issuance of both incentive stock options and non-qualified stock options, the board of directors has opted to issue only incentive stock options under the Plan.

During the six months ended June 30, 2005, the Company granted 950,000 incentive stock options (enabling the option holders to purchase 950,000 shares of common stock) under the Plan with an exercise price of $0.72 and expirations at various dates through 2007.  These options were granted to officers, directors, and other related parties.  The fair value of each option is estimated on the issue date using the Black-Scholes Option Price Calculation.  The following assumptions were made in estimating fair value: risk free interest of 4%; volatility of 73%; and expected life of two years.  The total value was calculated at $307,800.  Expense was recorded of $113,400 for the ISOs, which vested in quarter ended March 31, 2005.   Also during the six months ended June 30, 2005, the Company issued 824,508 common shares of stock for the cashless exercise of 970,000 options.

During the year ended December 31, 2004, the Company granted 1,485,000 non-qualified stock options outside of the Plan and 1,910,000 incentive stock options under the Plan with exercise prices ranging from $0.15 to $0.75 and expirations at various dates through 2011.  These options were granted to officers, directors, and other related parties.  The fair value of each option is estimated on the issue date using the Black-Scholes Option Price Calculation.  The following assumptions were made in estimating fair value: risk free interest rate of 4%; volatility of 46%; and expected life of two years.  The total value was calculated at $302,775.  Expense was recorded for $19,350 of the ISOs, which vest in first quarter of 2005.

During the year ended December 31, 2003, the Company granted 1,150,000 non-qualified stock options outside of the Plan with an exercise price of $0.11 and an expiration of five years from the date of the grant to officers, directors, and other related parties.  In connection with the issue, the Company recorded $11,500, or $0.01 per option in compensation expense based upon management’s estimate of the value of the services rendered and the value of the options granted.  During 2004, 260,000 of these options were exercised for cash.

IDAHO GENERAL MINES, INC.

CONDENSED NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2005

The following is a summary of the Company’s stock option plans:

	Number of securities to be issued upon exercise of outstanding options	Weighted average excise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans not approved by security holders	-	$-	-

Equity compensation plans approved by security holders:
2003 Stock Option Plan	1,910,000	0.22	1,090,000

Total	1,910,000	$.022	1,090,000

The following is a summary of stock option activity in 2004 and 2005.

	Number of Shares Under Options	Weighted Average Exercise Price
Outstanding at January 1, 2004	1,150,000	$0.11
Granted	3,395,000	0.38
Exercised	260,000	0.11
Forfeited	-	-
Expired	-	-
Outstanding at December 31, 2004	4,285,000	$0.33
Options exercisable at December 31, 2004	3,165,000
Weighted average fair value of options granted during 2004	$0.14
Outstanding at January 1, 2005	4,285,000	$0.33
Granted	950,000	0.72
Exercised	970,000	-
Forfeited	-	-
Expired	-	-
Outstanding at June 30, 2005	4,265,000	$0.46
Options exercisable at June 30, 2005	3,145,000
Weighted average fair value of options granted during 2005	$0.32

IDAHO GENERAL MINES, INC.

CONDENSED NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2005

The following table gives information about the Company's common stock that may be issued upon the exercise of options under the Company's existing stock option plan and upon the exercise of options outside of the Company's existing stock option plan as of June 30, 2005.

Exercise Prices	Number of Options	Weighted Average Exercise Price	Remaining Contractual Life (in years)	Number Exercisable	Weighted Average Exercise Price
$0.11	790,000	$0.11	3.75	790,000	$0.11
0.15	150,000	0.15	4.50	150,000	0.15
0.15	450,000	0.15	5.50	-	0.00
0.15	450,000	0.15	6.50	-	0.00
0.30	75,000	0.30	4.25	75,000	0.30
0.40	100,000	0.40	4.25	100,000	0.40
0.30	50,000	0.30	5.25	-	0.00
0.30	50,000	0.30	6.25	-	0.00
0.44	700,000	0.44	4.00	700,000	0.44
0.44	60,000	0.44	5.00	-	0.00
0.44	60,000	0.44	6.00	-	0.00
0.75	490,000	0.75	4.66	490,000	0.75
0.70	240,000	0.70	4.66	240,000	0.70
0.72	950,000	0.72	1.75	600,000	0.72
	4,265,000	$0.48		3,145,000	$0.46

NOTE 9 - COMMON STOCK WARRANTS

During the six months ended June 30, 2005, the Company granted 2,998,932 common stock warrants attached to common stock issued with an exercise price of $1.00 per share and an expiration date of two years.  The fair value of each warrant is estimated using the Black-Scholes Option Price Calculation.  The following assumptions were made in estimating fair value: risk free interest of 4%; volatility of 73%, and expected life of two years.  The total value of these warrants was estimated at $423,410.

During the year ended December 31, 2004, the Company granted 7,010,555 common stock warrants attached to common stock issued with exercise prices ranging from $0.40 to $1.20 and expirations at various dates through 2011.  The fair value of each warrant is estimated using the Black-Scholes Option Price Calculation.  The following assumptions were made is estimating fair value: risk free interest rate of 4%; volatility of 46%; and expected life of two years.  The total value of these warrants was estimated at $501,140.

IDAHO GENERAL MINES, INC.

CONDENSED NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2005

NOTE 10 - COMMITMENTS AND CONTINGENCIES

The Company owns and has owned mineral property interests on certain public and private lands in Shoshone County, Idaho.  The Company's mineral property holdings include lands contained in mining districts that have been designated as "Superfund" sites pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA").  The Company and its properties have been and are subject to a variety of federal and state regulations governing land use and environmental matters.  The Company believes it has been in substantial compliance with all such regulations, and is unaware of any pending action or proceeding action relating to regulatory matters that would affect the financial position of the Company.  The Company's management acknowledges, however, that the possibility exists that the Company may be subject to environmental liabilities associated with its properties in the future, and that the amount and nature of any liabilities the Company may be held responsible for is impossible to estimate.

The Company had entered into a purchase agreement in September 2004 to buy certain mineral rights in mining claims in Skamania County, Washington.  Pursuant to the agreement, the Company issued 400,000 shares of common stock with a guaranteed sales price of $1 per share for 13 to 18 months from the date of the agreement.

NOTE 11 - SUBSEQUENT EVENTS

Subsequent to June 30, 2005, the Company paid $100,000 for the intent to exercise the option to purchase the land from High Desert Winds LLC.

Furthermore, the Company paid $152,000 in cash and issued 30,000 shares of common stock for $36,900 pursuant to a purchase agreement to buy water rights for the Mount Hope project.

Item 2 Management’s Discussion and Analysis or Plan of Operation

Plan of Operation

Having completed the Phase 1 and  Phase 2 mining plan for its Mount Hope Molybdenum Project in central Nevada the Company has engaged Wachovia Capital Markets, LLC (“Wachovia”) to explore strategic alternatives with a view towards maximizing shareholder value.  These possible alternatives may include, but are not limited to, a sale or merger of Idaho General Mines, or one or more of its properties, to or with a third party. The results of the Wachovia engagement will determine the company’s cash needs for the foreseeable future. During the thirds quarter of 2005 the Company intends to conduct a private placement with expected proceeds of approximately $2,000,000 to meet its sort term capital requirements. The Company does not anticipate the addition of any additional employees as it continues with its strategy of employing consultants to perform the technical work on its properties.

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

 Item 6. Exhibits

31.1 – Certification Required by Rule 13a - 14(a) or Rule 15d - 14(a). Russell

31.2 – Certification Required by Rule 13a - 14(a) or Rule 15d – 14(a). Dumont

32.1 - Certification Required by Rule 13a – 14(a) or Rule 15d – 14(b) and section 906 of the Sarbanes- Oxley Act of 2002, 18 U.S.C. Section 1350. Russell

32.2 – Certification Required by Rule 13a – 14(a) or Rule  15d – 14(b) and section 906 of the Sarbanes –Oxley Act of 2002, 18 U.S.C. Section 1350. Dumont

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IDAHO GENERAL MINES, INC.

/s/ Robert L. Russell

By:___________________________

Date: August 19, 2005

       Robert L. Russell

       President and Chief Executive Officer

/s/ Robert L. Dumont

By:____________________________

Date: August 19, 2005

       Robert L. Dumont

       Interim Chief Financial Officer