Form 10QSB
period 2005-09-30
IDAHO GENERAL MINES INC
filed 2005-11-14
CIK 1275229

OMB APPROVAL
OMB Number: 3235-0416 Expires: January 31, 2007 Estimated average burden hours per response 135.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934  For the quarterly period September 30, 2005

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

Yes    [X]     No

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.)  [ ] Yes [X] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 15,606,893 shares of Common Stock outstanding as of November 10, 2005.

Transitional Small Business Disclosure Format (check one);  Yes   [  ]       No     [X]

SEC 2334 (10-04)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the  form displays a currently valid OMB control number.

Idaho General Mines, Inc.

Form 10-QSB

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

PART 1. – FINANCIAL INFORMATION

ITEM 1 Financial Statements

IDAHO GENERAL MINES, INC.

FINANCIAL STATEMENTS

September 30, 2005

IDAHO GENERAL MINES, INC.

TABLE OF CONTENTS

FINANCIAL STATEMENTS

Balance Sheets

Statements of Operations

5

Statements of Cash Flows

6

NOTES TO THE FINANCIAL STATEMENTS

7

IDAHO GENERAL MINES, INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

	September 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$660,310	$700,498
Prepaid insurance	6,169	-
Total Current Assets	666,479	700,498

PROPERTY AND EQUIPMENT
Office furniture	41,973	22,939
Vehicles	21,376	21,376
Accumulated depreciation	(12,573)	(4,229)
Total Property and Equipment	50,776	40,086

LAND AND MINING CLAIMS	496,913	481,223

TOTAL ASSETS	$1,214,168	$1,221,807

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$92,853	$27,016
Total Current Liabilities	92,853	27,016

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, Series A, $0.001 par value; 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized,
15,561,990 and 11,582,939 shares issued and outstanding, respectively	15,561	11,583
Additional paid-in capital	6,365,276	3,821,881
Accumulated deficit before exploration stage	(212,576)	(212,576)
Accumulated deficit during exploration stage	(5,046,946)	(2,426,097)
Total Stockholders' Equity	1,121,315	1,194,791

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,214,168	$1,221,807

See accompanying condensed notes to the interim financial statements.

IDAHO GENERAL MINES, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
					January 1, 2002
					(Inception of
					Exploration Stage)
	Three Months Ended		Nine Months Ended		to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES:
Property research, exploration and development	449,536	188,446	1,477,494	235,120	3,073,801
General and administrative expense	297,867	137,916	1,002,822	252,931	1,516,078
Directors fees paid with common stock	-	22,500	-	22,500	80,025
Management and administrative fees	-	-	-	-
paid with stock options	11,750	-	144,500	-	458,775
TOTAL OPERATING EXPENSES	759,153	348,862	2,624,816	510,551	5,128,679

LOSS FROM OPERATIONS	(759,153)	(348,862)	(2,624,816)	(510,551)	(5,128,679)

OTHER INCOME
Interest and dividend income	1,872	369	3,967	1,424	16,880
Realized gain (loss) on marketable securities	-	-	-	7,136	5,089
Realized income from timber sales	-	63,130	-	63,130	59,764
TOTAL OTHER INCOME	1,872	63,499	3,967	71,690	81,733

NET LOSS	(757,281)	(285,363)	(2,620,849)	(438,861)	(5,046,946)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) on marketable securities	-	(2,214)	-	(7,068)	-
COMPREHENSIVE NET LOSS	$(757,281)	$(287,577)	$(2,620,849)	$(445,929)	$(5,046,946)

BASIC AND DILUTED NET LOSS
PER SHARE OF COMMON STOCK	$(0.05)	$(0.04)	$(0.19)	$(0.09)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING - BASIC AND DILUTED	15,560,990	7,198,167	13,947,703	5,011,808

See accompanying condensed notes to the interim financial statements.

IDAHO GENERAL MINES, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
			January 1, 2002
			(Inception of
	Nine Months	Nine Months	Exploration Stage)
	Ended	Ended	to
	September 30,	September 30,	September 30,
	2005	2004	2005
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,620,849)	$(445,929)	$(5,046,946)
Adjustments to reconcile net loss to net cash used
by operating activities:
Directors' fees paid by issuing common stock	-	-	80,025
Depreciation and amortization	8,344	1,854	12,573
Services and expenses paid with common stock	142,875	-	1,142,285
Gain on sale of investments	-	(7,136)	(9,245)
Management and administrative fees paid with
common stock options	144,500	-	458,775
Increase in prepaid expenses	(6,169)	-	(6,169)
Increase in accrued expenses	65,837	578	92,853
Unrealized loss on securities	-	(7,067)	4,157
Net cash provided (used) by operating activities	(2,265,462)	(457,700)	(3,271,692)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for the purchase of equipment	(8,234)	(30,691)	(52,549)
Purchase of securities	-	-	(136,987)
Purchase of mining property, claims, options	(15,690)	-	(40,462)
Cash provided by sale of marketable equity securities	-	113,591	246,840
Net cash provided (used) by investing activities	(23,924)	82,900	16,842

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock	2,249,198	939,510	3,868,948
Proceeds from repayment of related party advance	-	(35,000)	-
Net cash provided (used) by financing activities:	2,249,198	904,510	3,868,948

Net increase (decrease) in cash and cash equivalents	(40,188)	529,710	614,098
Cash and cash equivalents beginning of period	700,498	7,433	46,212

Cash and cash equivalents end of period	$660,310	$537,143	$660,310

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

NON-CASH INVESTING ACTIVITIES:
Common stock issued for equipment	$10,800	$-	$10,800
Common stock and warrants issued for property	$-	$-	$375,000

See accompanying condensed notes to the interim financial statements.

IDAHO GENERAL MINES, INC.

CONDENSED NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

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

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. The accompanying financial statements should be read in conjunction with the audited financial statements of the Company included in the Company's December 31, 2004 Annual Report. In the opinion of the Company’s management, all adjustments considered necessary for a fair presentation have been included. The results of the nine months ended September 30, 2005 are not necessarily indicative of the results of operations expected at the year ending December 31, 2005.

Accounting Method

The Company's financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

IDAHO GENERAL MINES, INC.

CONDENSED NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

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

SEPTEMBER 30, 2005

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

Fair Value of Financial Instruments

The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash and loans payable.  All instruments are accounted for on an historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2005.

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

SEPTEMBER 30, 2005

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

At September 30, 2005 and December 31, 2004, the Company had net deferred tax assets of approximately $891,000 and $864,000, respectively, principally arising from net operating loss carryforwards for income tax purposes multiplied by an expected rate of 34%.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at September 30, 2005 and December 31, 2004.  The significant components of the deferred tax asset at September 30, 2005 and December 31, 2004 were as follows:

	September 30, 2005	December 31, 2004
Net operating loss carryforward	$2,621,000	$2,542,000

Deferred tax asset	$891,000	$864,000
Deferred tax asset valuation allowance	$(891,000)	$(864,000)

IDAHO GENERAL MINES, INC.

CONDENSED NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

At September 30, 2005 and December 31, 2004, the Company has net operating loss carryforwards of approximately $2,621,000 and $2,542,000, respectively, which expire in the years 2022 through 2025.  The change in the allowance account from December 31, 2004 to September 30, 2005 was $27,000.

Property and Equipment

During the nine months ended September 30, 2005, the Company purchased equipment costing $11,445 and computer equipment for $7,589.  The equipment and computer will be depreciated over useful lives of three to seven years using a straight-line depreciation method.  Depreciation for the current quarter is $3,916.

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

At September 30, 2005, the Company had no marketable securities.  During the year ended December 31, 2004, the Company sold all of its available for sale securities for cash of $136,757, resulting in a realized gain on the sale of $9,245.

NOTE 4 - LAND AND MINING CLAIMS

During the nine months ended September 30, 2005, the Company purchased acreage at the Turner Gold project for $15,690.  Also, the Company entered into an option agreement with High Desert Winds LLC for properties in Nye County, Nevada.  Pursuant to the terms of this agreement, IGMI has been granted a nine-month option to purchase a ten square mile property including the wind generation potential and water rights, mineral and surface rights, buildings and remaining equipment. These properties would transfer to IGMI upon payment of $5 million to High Desert Winds LLC.  The Company extended the option agreement with High Desert Winds with payments of $75,000 in June and $100,000 in August of 2005.   The option may be exercised at any time before February 4, 2006.

IDAHO GENERAL MINES, INC.

CONDENSED NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

The Company's mining claims and land consist of approximately 107 acres of fee simple land in the Pine Creek area of Shoshone County, Idaho, six patented mining claims known as Chicago-London group, located near the town of Murray in Shoshone County, Idaho and 265 acres of private land and 3 unpatented claims in Josephine County, Oregon, known as the Turner Gold project.  The carrying value of these properties at September 30, 2005 is as follows:

2005
Pine Creek land	$1,450
Chicago-London group	80,001
Turner Gold land	415,462
Total	$496,913

The Company reviews the carrying value of its assets annually and whenever events or circumstances indicate that an asset's fair value may not be at least equal to its carrying value.

NOTE 5 - RELATED PARTY TRANSACTIONS

For the period ended September 30, 2005, the Company did not initiate new related party transactions.

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

NOTE 6 - COMMON STOCK

During the period ended September 30, 2005, the Company issued 2,998,932 shares of common stock for cash of $2,249,199, issued 119,611 shares of common stock for services valued at $119,375, issued 20,000 shares of common stock for management valued at $23,500 and issued 15,000 shares of common stock for property valued at $10,800.  Additionally, upon the cashless exercise of options, the Company issued $824,508 of shares.

During the year ended December 31, 2004, the Company issued 5,610,555 shares of common stock for cash of $1,264,670, issued 95,000 shares of common stock for directors fees valued at $53,500, issued 285,915 shares of common stock for services valued at $87,260, issued 1,326,000 shares of common stock for expenses valued at $783,400 and issued 500,000 shares of common stock for property valued at $328,820.  Additionally, the Company issued 260,000 shares of common stock from the exercise of stock options for cash of $28,600.

IDAHO GENERAL MINES, INC.

CONDENSED NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

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

On November 16, 2004, the board of directors unanimously consented to amend the articles of incorporation of the Company.  The amendment reclassified 10,000,000 shares of the Company's no par value preferred stock into 10,000,000 shares of $0.001 par value Series A preferred stock.  At December 31, 2004 and for the quarter ended September 30, 2005, no shares of $0.001 par value Series A preferred stock were issued or outstanding.

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

During the nine months ended September 30, 2005, the Company granted 950,000 incentive stock options (enabling the option holders to purchase 950,000 shares of common stock) under the Plan with an exercise price of $0.72 and expirations at various dates through 2007.  These options were granted to officers, directors, and other related parties.  The fair value of each option is estimated on the issue date using the Black-Scholes Option Price Calculation.  The following assumptions were made in estimating fair value: risk free interest of 4%; volatility of 73%; and expected life of 2 years.  The total value was calculated at $307,800.  Expense was recorded of $113,400 for the ISOs, which vest in first quarter of 2005.

IDAHO GENERAL MINES, INC.

CONDENSED NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

During the year ended December 31, 2004, the Company granted 1,485,000 non-qualified stock options outside of the Plan and 1,910,000 incentive stock options under the Plan with exercise prices ranging from $0.15 to $0.75 and expirations at various dates through 2011.  These options were granted to officers, directors, and other related parties.  The fair value of each option is estimated on the issue date using the Black-Scholes Option Price Calculation.  The following assumptions were made in estimating fair value: risk free interest rate of 4%; volatility of 46%; and expected life of 2 years.  The total value was calculated at $302,775.  Expense was recorded for $19,350 of the ISOs, which vest in first quarter of 2005. Expense was recorded for $11,750 for the ISOs, which vest in third quarter of 2005.

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

The following is a summary of the Company’s stock option plans:

	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans not approved by security holders	-	$-	-

Equity compensation plans approved by security holders:
2003 Stock Option Plan	1,910,000	0.22	1,090,000

Total	1,910,000	$0.22	1,090,000

IDAHO GENERAL MINES, INC.

CONDENSED NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

The following is a summary of stock option activity in 2005, through September 30, 2005:

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2004	1,150,000	$0.11
Granted	3,395,000	0.38
Exercised	260,000	0.11
Forfeited	-	-
Expired	-	-
Outstanding at December 31, 2004	4,285,000	$0.33
Options exercisable at December 31, 2004	3,165,000
Weighted average fair value of options granted during 2004	$0.14
Outstanding at January 1, 2005	4,285,000	$0.11
Granted	950,000	0.72
Exercised	970,000.20
Forfeited	-	-
Expired	-	-
Outstanding at September 30, 2005	4,265,000	$0.45
Options exercisable at September 30, 2005	3,105,000
Weighted average fair value of options granted during 2005	$0.32

The following table gives information about the Company's common stock that may be issued upon the exercise of options under the Company's existing stock option plan and upon the exercise of options outside of the Company's existing stock option plan as of September 30, 2005.

Exercise Prices	Number of Options	Weighted Average Exercise Price	Remaining Contractual Life (in years)	Number Exercisable	Weighted Average Exercise Price
$0.11	790,000	$0.11	3.22	790,000	$0.11
0.15	150,000	0.15	3.46	150,000	0.15
0.15	100,000	0.15	4.46	100,000	0.15
0.15	450,000	0.15	5.46	-	0.00
0.30	75,000	0.30	3.80	75,000	0.30
0.30	50,000	0.30	3.81	50,000	0.30
0.30	50,000	0.30	4.80	-	0.00
0.30	100,000	0.40	3.99	100,000	0.30
0.44	700,000	0.44	3.99	700,000	0.44
0.44	60,000	0.44	4.99	60,000	0.44
0.44	60,000	0.44	5.99	-	0.00
0.70	240,000	0.70	4.19	240,000	0.70
0.72	350,000	0.72	4.27	350,000	0.72
0.72	300,000	0.72	5.27	-	0.00
0.72	300,000	0.72	4.12		0.00
0.75	490,000	0.75		490,000	0.75
	4,265,000	$0.43		3,105,000	$0.42

IDAHO GENERAL MINES, INC.

CONDENSED NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

NOTE 9 - COMMON STOCK WARRANTS

During the nine months ended September 30, 2005, the Company granted 2,998,932 common stock warrants attached to common stock issued with exercise price of $1.00 per share with expiration date of two years.  The fair value of each option is estimated using the Black-Scholes Option Price Calculation.  The following assumptions were made in estimating fair value: risk free interest of 4%; volatility of 73%, and expected life of two years.  The total value of these warrants was estimated at $423,410.

During the year ended December 31, 2004, the Company granted 7,010,555 common stock warrants attached to common stock issued with exercise prices ranging from $0.40 to $1.20 and expirations at various dates through 2011.  The fair value of each option is estimated using the Black-Scholes Option Price Calculation.  The following assumptions were made in estimating fair value: risk free interest rate of 4%; volatility of 46%; and expected life of 2 years.  The total value of these warrants was estimated at $501,140.

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

On June 16, 2005, the Company entered into an agreement to secure the services of a business relations contractor.  The terms of the agreement include the issuance of 100,000 restricted shares of common stock to the business relations contractor, vesting in batches of 25,000 through March 1, 2006, and the issuance of an additional 35,000 restricted shares of common stock if a successful deal is consummated.

On August 9, 2005, the Company entered into an agreement with Wachovia Securities to investigate strategic alternatives.  The Company is contractually obligated for an advisory fee of $100,000, payable in 3 payments the first made in August, 2005.  The Company has committed to pay a sliding transaction fee payable at the closing of a major funding transaction.  In any event the fee will not be less than $1 million dollars.  In addition, the Company will reimburse all reasonable expenses.

On September 2, 2005, the Company entered into an agreement with Canaccord Capital Corporation as its financial advisor for proposed equity financing agreements.

IDAHO GENERAL MINES, INC.

CONDENSED NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

NOTE 11- SUBSEQUENT EVENTS

Effective October 19, 2005 Idaho General Mines exercised its option to lease Mount Hope Molybdenum Project in central Nevada.  On November 12, 2004, IGMI entered into an option to lease all property and assets of the Mount Hope Molybdenum Property from Mt. Hope Mines, Inc.  Exercise of the option allows IGMI to proceed for the next 30 years with permitting, developing and mining the deposit and for so long thereafter as IGMI maintains an active operation.  Pursuant to the terms of the lease, the underlying total royalty on production, less certain deductions, is 4 percent for a molybdenum price up to $12 per pound, 5 percent for a molybdenum price up to $15 per pound, and 6 percent for a molybdenum price above $15 per pound.  IGMI is subject to certain periodic payments totaling $1,550,000 to be paid as per schedule between October 2005 and October 2010.  IGMI has a best efforts obligation, by the third anniversary of the lease, to pay Mt. Hope Mines, Inc. a recoverable periodic payment (advance royalty) of 3 percent of the estimated capital cost of the project.  This obligation to pay 3 percent of the construction capital is subject to certain extension provisions through October 2013.  Minimum royalty payment after the mine is in production is $0.27/lb of molybdenum if producing and $500,000 per year if the plant is idled.

Item 2 Management’s Discussion and Analysis or Plan of Operation

Plan of Operation

Based on the results of our  feasibility study in October 2005, we intend to proceed with the permitting and development of the Mount Hope Project.  The plan of operations will be as per our press release of October 14, 2005.  The project will include the permitting and development of an open pit mine, conventional concentrator plant, and a concentrates roaster facility.  The project will also include all support infrastructure including a tailings facility to accommodate the processing of the entire 920 million tonnes of drilled mineralization.

Specific Milestones During the Next 12 Months:

(1)

By first quarter of 2006 we will finish the plan of operations and have submitted it to the Battle Mountain Office of the BLM as well as to the State of Nevada.  This will officially commence the required NEPA process.

(2)

We will continue through the first 3 quarters of 2006 to collect further environmental data as required for the preparation of the Environmental Impact Statement (“EIS”).

(3)

We will conduct condemnation drilling during the first half of 2006 to insure that the first alternative tailings pond and waste dump designs can be utilized for the EIS.  Former lease holders indicated favorable exploration potential in some of the condemnation drill areas. We have several alternate tailings and waste locations chosen in case we find economic mineralization in those condemnation areas.

(4)

By the end of the first quarter of 2006 we expect to conclude our roaster study that was announced in September.  The results of this study will give us guidance on the relative feasibility of when and where to site the roaster.  Early siting of the roaster will depend on the particular results of the marketing portion of this roaster study.

(5)

During the first quarter of 2006 we intend to raise sufficient capital to fund operations for the next  18 months.

(6)

During the first quarter of 2006 we will hire a permitting manager for the Mount Hope Project and open a local office in Nevada staffed by this manager, at least one mining engineer, a part-time geologist, and an office assistant.

(7)

By the second quarter of 2006 a full time Chief Financial Officer will be hired.

(8)

As budget and time permits, we will continue the gathering of information and the staking of additional claims to secure the economic viability of our non-molybdenum properties.

(9)

We anticipate continuing our relationship with Wachovia Securities and are actively pursuing our options for financial backing of our Mount Hope Project through a Joint Venture or other options.

We do not currently have sufficient finances available to fund our operations for the coming 12 months and will be seeking to raise additional capital through the sale of the Company’s securities.

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

By:____________________________

Date: November 14, 2005

       Robert L. Russell

       President and Chief Executive Officer

/s/ Robert L. Dumont

By:____________________________

Date: November 14, 2005

       Robert L. Dumont

       Interim Chief Financial Officer