Form 10KSB
period 2005-12-31
IDAHO GENERAL MINES INC
filed 2006-03-31
CIK 1275229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☑

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Idaho General Mines, Inc.

(Name of small business issuer in its charter)

IDAHO	000-50539	91-0232000
(State or other jurisdiction of incorporation or organization)	Commission File Number	(I.R.S. Employer Identification No.)

10 North Post St., Suite 610

Spokane, WA 99201

Telephone: (509) 838-1213

(Address and telephone number of principal executive offices)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  Common Stock, $.001 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. YES ☑ NO ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐ NO ☑

Revenues of the registrant for its fiscal year ended December 31, 2005 were $0.

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was $80,917,203 as of March 10, 2006.

The number of shares outstanding of registrant’s common stock as of March 10, 2006 was 35,056,951.

DOCUMENTS INCORPORATED BY REFERENCE

Certain of the information required in Part III of Annual Report on Form 10-KSB is incorporated by reference to the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A for the registrant’s 2006 Annual Meeting of Stockholders.

Transitional Small Business Disclosure Format (check one): YES  ☐ NO ☑

i

PART I

ITEM 1.

DESCRIPTION OF BUSINESS AND PROPERTIES

References made in this Annual Report on Form 10-KSB to “we,” “our”, “us”, “our company” and “IGMI” refer to Idaho General Mines, Inc.

Many of the terms used in our industry are technical in nature.  We have included a glossary towards the end of this Annual Report on Form 10-KSB that explains other technical terms we use in this Annual Report on Form 10-KSB.

The mineralization and economic estimates of our 53-year mining plan included in this Annual Report on Form 10-KSB are reported in summary form in our report entitled “Phase 2 Mine Feasibility Study - Mount Hope Project” dated December 2005, which is also referred to within this Annual Report on Form 10-KSB as the “Technical Report”, which was prepared by and under the supervision of Mr. John M. Marek, an employee of Independent Mining Consultants, Inc. (“IMC”) of Tucson, AZ.  Portions of the information in this Annual Report on Form 10-KSB are based on assumptions, qualifications and procedures which are set out in summary form in the Technical Report.

References made in this Annual Report on Form 10-KSB to the “Feasibility Study” refer to both our Phase 1 Mine Feasibility Study for the Mount Hope Project prepared by IMC, the results of which were first reported in a press release on April 25, 2005, and the above-referenced Technical Report, the results of which were first reported in a press release dated October 14, 2005.

For ease of reference, the following conversion factors are provided:

Imperial Measure	Metric Unit	Imperial Measure	Metric Unit
1 acre	= 0.4047 hectare	1 mile	= 1.6093 kilometers
1 foot	= 0.3048 meter	1 troy ounce	= 31.1035 grams
1 gram per metric tonne	= 0.0292 troy ounce/ short ton	1 square mile	= 2.59 square kilometers
1 short ton (2,000 pounds)	= 0.9072 tonne	1 hectare	= 100 square kilometers
1 tonne	= 1,000 kg or 2,204.6 pounds (lbs)	1 acre	= 2.471 hectares
1 hectare	= 10,000 square meters

Overview

We are an Idaho corporation under the Idaho Business Corporation Act (the “IBCA”) originally incorporated under the name “General Mines Corporation” on November 23, 1925.  In 1966, we amended our articles of incorporation to change our name to “Idaho General Petroleum and Mines Corporation”, and amended our articles again in 1967 changing our name to “Idaho General Mines, Inc.” Our registered and executive office is located at 10 North Post Street, Suite 610, Spokane, Washington, United States 99201. We hold all our properties and assets directly and have no operating subsidiaries.

We are in the business of the exploration, development and, if warranted, the mining of properties containing molybdenum, as well as silver, gold, base metals and other specialty metals.  We currently have a 30-year renewable lease for the lands related to, possess surface rights for, and own patented and unpatented claims to, the Mount Hope Project, a primary molybdenum property, and other properties on which we intend to conduct mineral exploration and evaluation for determining economic viability for further development.

Prior to 2004, we had not conducted mineral exploration for a number of years and were dormant except for occasional timber harvesting.  In 2004, due to increased prices for gold, silver and other metals and a more favourable climate for financing mineral exploration companies, our board of directors decided to engage in assessing the availability of advanced-stage mineral properties.

On July 26, 2004, our Registration Statement on Form 10-SB filed with the SEC was declared effective and our common stock began being quoted on the OTC Bulletin Board under the symbol “IGMI”.

On November 12, 2004, we entered into an option agreement with MHMI.  Pursuant to the terms of this agreement, we were granted an exclusive one-year option to lease Mount Hope’s previously drilled molybdenum deposit consisting of 13 patented claims and 109 unpatented claims in Eureka County, Nevada, for a lease period of 30 years.  See “Business – Description of the Mount Hope Project –Acquisition”.

On April 27, 2005, we concluded a private placement offering of 2,998,932 units at a price of $0.75 per unit.  Each unit consisted of one share of our common stock and one warrant to purchase one share of our common stock.  Each whole warrant is exercisable for 24 months from the date of issuance and carries an exercise price of $1.00 per whole share.  The gross proceeds from this offering were $2,249,199.75 and, after payment of sales commissions and finder’s fees, we received net proceeds of $2,108,149.78.

On April 25, 2005, we completed a Phase 1 Mine Feasibility Study with respect to Mount Hope and began the permitting process for placing into production an open pit molybdenum mine, concentrator and processing facility capable of producing 40,000 metric tonnes of ore per day.  On October 19, 2005, we exercised the option in regard to the Mount Hope Project and our lease agreement with MHMI (the “Mount Hope Lease”) became effective.  See “Business – Description of the Mount Hope Project – The Mount Hope Lease”.

A detailed evaluation of the potential to profitably extract the deeper portion of the deposit was prepared between August and mid-October 2005 with the final document, the Technical Report, being completed December 16, 2005.  This led to an augmented Mine Plan that resulted in the extraction, by continuing open pit mining in the same pit, of the additional mineralization already drilled.  This included the deeper part of the deposit.  The Technical Report describes this Mine Plan, which is the Mine Plan chosen for permitting and will formally be called “The Plan of Operations”.  In the Mine Plan, it was proposed that, to accommodate the processing of the additional mineralized material, various equipment components of the concentrator would be enlarged to allow for increasing plant throughput.  This would allow the throughput of the concentrator to be increased from 40,000 to 50,000 metric tonnes per day beginning in year 12.  The final augmented plan allows for the mining and processing of all 920 million metric tonnes with a production life of up to 53 years.  The Mine Plan in the Technical Report encompasses all mineralized material defined at the Mount Hope Project.  The costs were based on second quarter 2005 labor, materials and equipment cost parameters. For further details, see “Business – Description of the Mount Hope Project”.

With respect to surface rights on the Mount Hope property and other property and surface rights immediately adjacent to the Mount Hope property, on June 30, 2005, we entered into an option to purchase a ranch and associated water rights from Art and Frances Gale of Eureka, Nevada (the “Gale Ranch Option”).  The Gale Ranch Option gives us the right, for two years, to purchase the Gale Ranch for $1,800,000, which includes 1,503 acres of deeded land adjacent to the Mount Hope property, 70,000 acres of BLM grazing rights (which overlap the Mount Hope property), and certain ground water and stock water rights associated with the grazing land and the deeded land.  The Gale Ranch Option independently gives us the right, for two years, to purchase for $50,000 approximately 1,200 acre-feet of ground water per annum associated with the deeded land within the Gale Ranch.  Consideration paid for the Gale Ranch Option included $152,000 and 30,000 shares of our common stock.

On December 16, 2005, IMC completed the Technical Report, which confirms the economics of the Mount Hope Project and its estimated 53-year mine life.

Recent Developments

On January 10, 2006, we concluded a private placement offering of 3,441,936 units at a price of $1.10 per unit.  Each unit consisted of one share of our common stock and one-half of a warrant to purchase one share of our common stock.  Each whole warrant is exercisable for 24 months from the date of issuance and carries an exercise price of $1.75 per whole share.  The gross proceeds from this offering were $3,786,129.40 and, after payment of sales commissions and finder’s fees, we received net proceeds of $3,620,730.54.

On February 15, 2006, we concluded a private placement of 15,000,000 units at a price of $2.00 per unit. Each unit consisted of one share of our common stock and a warrant to purchase one-half of a share of our common stock. Each whole warrant is exercisable for five years from the date of issuance and carries an exercise price of $3.75 per whole share.  The gross proceeds of this offering were $30,000,000.00 and, after payment of sales commissions and finder’s fees, we received net proceeds of $27,875,000.  In the aggregate, we issued 15 million shares of common stock and warrants to purchase an additional 8.3 million shares, including warrants issued as compensation to the placement agent.

On March 17, 2006, we entered into a purchase agreement with High Desert Winds LLC (“High Desert”) whereby we purchased High Desert’s approximately ten square mile property in Nye County, Nevada, including water rights, mineral and surface rights, buildings and certain equipment, pursuant to an option granted to us in February 2005.  The property includes the former Hall molybdenum and copper deposit which was mined by open pit methods between 1982 and 1985 by the Anaconda Minerals Company and between 1988 and 1991 by Cyprus for molybdenum. Equatorial Tonopah, Inc. mined copper from 1999 to 2000 on this property.  Much of the deposit was drilled but not developed or mined.  At closing, we paid High Desert a cash payment of $4.5 million and agreed to make a deferred payment of up to an additional $1,000,000 in purchase price which is payable, if at all, on or before March 17, 2008 depending on the outcome of activities at the property.  The property is also subject to a 12% royalty payable with respect to the net revenues generated from the molybdenum or copper mined and removed from the properties purchased.

Corporate Strategy and Strengths

Our near-term corporate strategy is to successfully complete the permitting, engineering, and construction work at the Mount Hope Project, to develop a mine and processing facility, and to commence molybdenum production.

We believe we have the following business strengths which will enable us to achieve our objectives:

•

industry trends that demonstrate an increasing demand for molybdenum in a global economy with rapid growth in China, Asia, and the United States;

•

a primary molybdenum deposit with cash costs anticipated to place the Mount Hope Project among the lowest cost primary molybdenum producers in the world;

•

Mount Hope is in an advanced stage of development: drilled, definitive mine plan, and permitted underway;

•

a long-life, low-cost project expected to produce a total of approximately 1.3 billion lbs of molybdenum over its 53-year mine life;

•

Mount Hope has exploration potential in zinc in addition to further exploration potential in molybdenum;

•

a generally favourable regulatory climate with respect to permitting and operating mines in Nevada; and

•

a strong, proven management team with experience in exploration, mine development and operations.

Our longer-term corporate strategy is to profitably operate the Mount Hope Project and its associated roasting facility, which will give us the opportunity to develop other mineral properties including, but not limited to, maximizing the value of our other molybdenum and non-molybdenum properties.

Description of the Mount Hope Project

The following contains information summarized from the Technical Report dated December 19, 2005, prepared by John M. Marek, P.E. of IMC.

Acquisition

On October 19, 2005, the Mount Hope Lease became effective.  Located in Eureka County, Nevada, the Mount Hope Project consists of 13 patented claims, one millsite claim, and 970 unpatented claims.  Although there is no plan for staking additional claims, permitting of Mount Hope could ultimately require the staking of more claims.  The Technical Report contains a current claim map of the property.

The Mount Hope Lease

The 30-year term of the Mount Hope Lease is subject to the payment of certain royalties. See “Business – Description of the Mount Hope Project – Royalties, Agreement and Encumbrances” below. In addition to the royalty payments, we are obliged to maintain the property and its associated water rights, including the payment of all property taxes and claim maintenance fees.  We must also indemnify MHMI against any and all losses incurred as a result of any breach or failure by us to satisfy any of the terms of the Mount Hope Lease or any activities or operations on the Mount Hope property.

We are not permitted to assign or otherwise convey our obligations under the Mount Hope Lease to a third party without the prior written consent of MHMI, which consent may be withheld in its sole discretion.  However, if the assignment takes the form of a pledge of our interest in the Mount Hope property for the purpose of obtaining financing for the Mount Hope Project, MHMI’s consent may not be unreasonably withheld.  The Mount Hope Lease further provides that we are to keep the property free and clear of all liens, encumbrances, claims, charges and burdens on production, including if and when we obtain project financing.

With respect to project financing, the Mount Hope Lease provides that the terms of such financing must stipulate that: (i) any principal amount of debt can only be repaid after we have paid all of the periodic payments as set out in the Mount Hope Lease; (ii) the lenders may not prohibit or interfere with any advance royalty payments due to MHMI under the Mount Hope Lease; and (iii) no cash sweeps or payments of excess cash flow may be made to the lenders in priority of such advance royalty payments.

The Mount Hope Lease also contains an after acquired property clause, which provides that any property acquired by us within two miles of the boundary of the Mount Hope property must be conveyed to MHMI if requested within a certain time period following notification of such acquisition.

The Mount Hope Lease may be terminated upon the expiration of its 30-year term, earlier at our election, or upon our material breach and failure to cure such breach.  If we terminate the lease, termination is effective 30 days after receipt by MHMI of our written notice to terminate the Mount Hope Lease. If MHMI terminates the lease, termination is effective upon our receipt of a notice of termination if we materially breach a representation, warranty, covenant or term contained in the Mount Hope Lease and then fail to cure such breach within 90 days of receipt of a notice of default.  MHMI may also elect to terminate the Mount Hope Lease if we have not cured the non-payment of our obligations under such lease within 10 days of receipt by us of a notice of default.

Property Description and Location

The Mount Hope Project is located on the eastern flank of Mount Hope approximately 35 km north of Eureka, Nevada, United States.  The Mount Hope Project is located at the southern end of the northwest-trending Battle Mountain-Eureka mineral belt. Mount Hope is approximately 3.7 km due west of State Route 278, and the Mount Hope Project centers in sections 1 and 12, T22N-R51E and sections 12 and 13, T22N-R51½E.

Twin Creeks
Midas
Getchell
Pinson
Dee
Meikle
Betze-Post
Carlin East
Interstate 80
Gold Quarry
ELKO
Lone Tree
CARLIN
Marigold
BATTLE MOUNTAIN
Phoenix
Mule Canyon
Rain
State Route 278
Cortez
Pipeline
N
State Route 305
Bald Mountain
Tonkin Springs
Alligator Ridge
Gold Bar
Mount Hope Project
0
16
32
Scale in Kilometers
Ruby Hill
Winnemucca
Battle Mountain
Elko
Wells
Mount Hope Project
Carlin
Reno
Austin
Eureka
Ely
Tonopah
Idaho General Mines, Inc.
Mount Hope Project
Eureka, Nevada

Nature and Extent of Company’s Title

The land package for the Mount Hope Project contains 13 patented lode claims, one patented mill site, and 970 unpatented lode claims.  These claims are located in sections 1, 2, 11, 12, 13, 14, 24, T22N-R51E; section 36, T23N-R51E; sections 1, 12, 13, 24, and 25, T22N-R51½E; and sections 6, 7, 8, 16, 17, 18, 19, 20, 21, 22, and 30, T22N-R52E.  The total surface area covered by the Mount Hope Project land package is 7,311 hectares.  MHMI owns the patented claims and 109 of the unpatented lode claims.  These claims are the subject of the Mount Hope Lease.  We own the remaining 450 unpatented lode claims.  The patented claims and unpatented claims comprising the Mount Hope Project are listed by number and ownership in the Technical Report.  We staked approximately 400 additional claims in the fourth quarter of 2005 to provide supplemental lands for various project purposes and exploration for a total of 970 unpatented claims.  Patented claims are owned real property and unpatented claims remain valid for as long as the holder pays the applicable fees.

Royalties, Agreements and Encumbrances

Under the Mount Hope Lease, we have the following royalty and other payment obligations:

Periodic Payments

1.

We are required to pay MHMI a total of $850,000 in set cash payments under the Mount Hope Lease, payable in four $125,000 installment payments due on January 21, 2006, April 19, 2006, October 19, 2006 and April 17, 2007, and a $350,000 installment payment due on October 19, 2007. We made the first payment of $125,000 in January 2006.

2.

We are required to pay MHMI the greater of $2,500,000 or 3% of the construction capital cost estimate for the Mount Hope Project calculated in accordance with the Mount Hope Lease.  The timing of this payment depends on whether we will be able to secure Project Financing.  “Project Financing” means the securing of funds dedicated to the development of the Mount Hope Project in accordance with the mechanism set out in the Mount Hope Lease to put the Mount Hope Project into commercial production.  If we are able to secure Project Financing on terms that are satisfactory to us, we will be required to make this payment to MHMI on or before October 19, 2008.  If we are unable to secure Project Financing on terms that are satisfactory to us by October 19, 2008, we may elect to defer this payment until we obtain Project Financing or until October 19, 2011, whichever is earlier.  If we elect to defer the payment, we will be required to pay to MHMI $350,000 per year on each of October 19, 2008 and 2009.

3.

If we defer the $2,500,000 periodic payment as outlined in (2) above, on October 19, 2011 we must elect to pay the deferred payment of $2,500,000, and if 3% of the construction capital cost estimate is greater than $2,500,000 then we must also pay the difference in two equal installments on October 19, 2011 and October 19, 2012.

Advance Royalty

On the anniversary of the effective date after we secure Project Financing or at the very latest on October 19, 2014, we must begin paying yearly advance royalty payments of $500,000 per year to MHMI.

Production Royalty

Following commencement of commercial production, we will be required to pay a production royalty to MHMI and Exxon Corporation (“Exxon”), as follows:

(a)

MHMI Production Royalty

After commencement of commercial production at the Mount Hope Project, we will be required to pay to MHMI a production royalty equal to the greater of: (i) $0.20 per pound of molybdenum metal (or the equivalent of some other product) sold or deemed to be sold from the Mount Hope Project; or (ii) 3% of net returns (the “Base Percentage”), if the average gross value of products sold is equal or lower than $12.00 per pound, or the Base Percentage plus 1% of net returns if the average gross value of products sold is higher than $12.00 per pound but equal or lower than $15.00 per pound, or the Base Percentage plus 2% of net returns if the average gross value of products sold is higher than $15.00 per pound.  As used in this paragraph, the term “products” refers to ores, concentrates, minerals or other material removed and sold (or deemed to be sold) from the Mount Hope Project; the term “gross value” refers generally to proceeds received by us or our affiliates for the products sold (or deemed to be sold); and the term “net returns” refers to the gross value of all products, less certain direct out of pocket costs, charges and expenses actually paid or incurred by us in producing the products.

(b)

Exxon Production Royalty

Exxon will receive a perpetual 1% royalty interest in and to all ores, metals, minerals and metallic substances mineable or recoverable from the Mount Hope Project, equal to 1% of total amount of gross payments received by us from the purchaser of ores mined/removed/sold from property less: (i) deductions made by the purchaser for sampling, assays attributable to Exxon’s 1% interest; (ii) cost of freight, transportation and haulage to and for the purchaser away from the mill, smelter, roaster or other refining facility operated by or for us attributable to Exxon’s 1% interest; and (iii) any taxes attributable to Exxon’s 1% interest.  This royalty applies to any and all after-acquired title including mining claims staked or obtained within the bounds of the Mount Hope Project (and more particularly described in the Technical Report).  The royalty must be paid within 60 days after each month of production and Exxon is permitted to enter the property to take delivery of royalty concentrates or refined products, and examine or audit the operations and books.  Exxon is required to pay one-third of the reasonable direct cost of the minimum annual assessment work required to maintain the unpatented mining claims remaining subject to the royalty payment not to exceed $13,300 and Exxon has the right to eliminate this obligation per claim by quitclaiming royalty payment to that particular claim.

There are no encumbrances to the Mount Hope property with the exception that we are obligated to provide certain minimal environmental mitigation of surface waste and old equipment which may cost an estimated total of $50,000 to remediate.  There is no time limit on accomplishing this work except as may be potentially agreed with the Nevada regulators.

Environmental Regulations and Permits

Our claims are on federal lands administered by the BLM.  Prior to commencing any operations on public lands administered by the BLM, a Plan of Operations describing how we will prevent unnecessary or undue degradation of the land and reclaim disturbed areas must be submitted to and approved by the BLM (the “Plan of Operations”).

The Plan of Operations must contain a comprehensive description of proposed operations, a reclamation plan, a set of monitoring plans and other prescribed information.

In addition, the cost for a third party contractor to perform reclamation activities on the mine site must be submitted with the Plan of Operations.  Although the Plan of Operations will describe anticipated activities at the mine for the entire mine life, the reclamation cost estimate will only address the anticipated activities for a three-year period from the point of Plan of Operations approval.  The bond estimate must then be recalculated every three years to include the current activities and those activities anticipated to be completed during the subsequent three-year period.  It is estimated, based on project assumptions, that the project reclamation costs during the first three-year period will be between $12 and $17 million.  The estimated cost of reclamation will increase with every three-year update in conjunction with the growth of the waste rock pile and the tailings impoundments.  It is estimated that bond costs could reach $100 million at the end of the project (year 53).

Prior to the BLM’s approving the Plan of Operations and the commencement of our project related operations on public lands, the BLM must comply with the requirements of the United States National Environmental Protection Act Process (the “NEPA Process”).  The Plan of Operations requires the preparation and submission of NEPA documents that may include an Environmental Impact Statement (“EIS”).  An EIS is a complete review of the environmental impacts associated with the project as well as alternatives to the project.  Preparation of an EIS will require the completion of several baseline studies in the Mount Hope Project area, including but not limited to: cultural, biological, ground water and geochemical studies.

Our contractors have completed an environmental review as part of the recently completed pre-feasibility study.  The review identified the data requirement for the Plan of Operations and the EIS, and it has found that a significant portion of the data collected by Exxon in the 1980s can be used today.  Additional information will, however, be required to meet modern NEPA requirements.  Our contractors have already started the data collection process to meet these requirements.  Management believes that the geochemical issues associated with permitting Mount Hope are not severe and are not unusual, and the current plan is manageable without resorting to extraordinary procedures or costs.  The sulfur values are typically low (<0.5% S) with the majority of values near 0.2% S, and a few select areas higher than 0.5% S.  Limited testing in 1995 indicated there is a low potential for acid generation from waste rock.  Additional baseline geochemical test work for the EIS is in progress on a sufficient number of representative samples intended to cover the variation of all rock and alteration types across the site.  Preliminary findings to date indicate low potential for acid generation.  The geochemical test work is focused on the waste rock characterization, tailings characterization, pit wall characterization and pit lake chemistry.

The environmental review also identified a list of state and federal permits that must be obtained prior to mine and plant operation.  A schedule for our application has been established along with a preliminary budget for preparing the permit applications and paying the specific regulatory permit fees.

We have informed BLM of our intent to file a Plan of Operations and to develop the Mount Hope Project.

Accessibility, Climate, Local Resources, Infrastructure and Physiography

Access

The Mount Hope Project has year-round access from Nevada State Route 278.  The land package includes the land between the project site and State Route 278.

Climate

Climatic conditions in the site area vary significantly with cold air temperatures in the winter months (December through February), and hot and dry conditions in the summer months (June through September).  During the winter months, average temperatures range from -2.3 to -0.8°C and in the summer months, from 15.1 to 20.6°C.  Average monthly precipitation data recorded from the Eureka meteorological station ranges between 13 and 35 mm.  Generally, the wettest month is May and the driest month is July.  The average annual precipitation is 311 mm.  Operations at the site are planned to continue year-round.

Local Resources and Infrastructure

The town of Eureka, Nevada, approximately 35 km to the south, will provide the primary support for the Mount Hope Project.  Local to the Mount Hope Project, the infrastructure requirements to support the mine and concentrator consist of bringing nearby power to the property, developing a water well field within the adjacent Kobeh Valley area, site access roads, and constructing maintenance shops for the mine and plant administrative offices.

Surface Rights

Surface rights on the Mount Hope property include BLM open range grazing rights and stock water rights.  To date, approximately 80% of the grazing and stock water rights which overlap the Mount Hope property have been secured by way of the Gale Ranch Option.  See “General Development of the Business – Overview”.  The remaining 20% of grazing and stock water rights are currently being secured by negotiating a swap with a rancher immediately neighbouring the Gale Ranch in exchange for certain grazing and stock water rights within the Gale Ranch Option but which are not contiguous with the Mount Hope property.  This land swap will take the form of an option to transfer certain grazing and stock water rights from the Gale Ranch to this neighbouring rancher.  Management is confident of their ability to effect this transaction within the first two quarters of 2006, at which time we will control all surface rights contiguous with the Mount Hope property.

Two power line easements cross within the property boundaries.  A 345 kV transmission line operated by Sierra Pacific Power runs north-south on the western edge of the property and the other easement is a non-operating, medium-voltage power line that runs from the old mill facilities east along State Route 278 to the eastern property boundary.

Physiography

The Mount Hope area lies within an area of north-south trending mountains separated by alluvial valleys.  The primary mountain ranges in the Mount Hope area include the Roberts Mountains, Sulphur Spring Range, Diamond Mountains, Simpson Park Range and the Cortez Mountains.  Elevations of the mountains range from over 3,000 meters for the Roberts Mountains to approximately 2,200 meters for the crests of the Sulphur Spring range.

The major valleys in the Mount Hope region are Diamond Valley to the east of Mount Hope, Garden Valley to the north of Mount Hope, and Kobeh Valley to the west. Diamond and Garden Valleys are elongated in a north-south direction. Kobeh Valley is roughly equidimensional in form.

The upper portions of the valleys are similar in nature and are characterized by slightly incised stream channels with no significant associated floodplain.  The lower portions have deeply incised stream channels that get wider and flatter downstream.

The uplands and mountains have slopes ranging from moderate to steep (over 30 percent) with shallow to deep, moderately alkaline to medium acidic soils. Surface textures range from cobbly to sand gravelly loams.  Bedrock is often within 0.5 meters, particularly on the steep upland slopes.

The alluvial fans and stream terraces make up the largest areas in the valleys.  The slopes range from smooth to rolling (0 to 15 percent), and the soils vary from shallow to deep and mildly to strongly alkaline.  The surface textures range from sands to gravelly sandy loams and silty clay loams.  The permeability of these soils ranges from slow to rapid.

The natural vegetation of the region consists of pinion juniper and sagebrush with grass under stories.  The pinion juniper occupies the higher elevations of the mountain slopes, with the lower areas in the valley covered predominantly with sagebrush and shrubs with perennial bunchgrasses.

Mount Hope, located in the lower foothills of the southeast flank of the Roberts Mountains, stands approximately 2,560 meters in elevation.  Areas to the east and south east slope gently to elevations from 2,073 to 1,890 meters. Diamond Valley, situated to the south and east of Mount Hope, is approximately 1,760 meters in elevation.

History

Prior Ownership and Results of Exploration Work Ownership

Lead-zinc ores were discovered at Mount Hope in 1870, and small scale mining occurred sporadically until the 1970s.  Zinc and adjacent copper mineralization were the focus of drilling activities by Phillips Petroleum (“Phillips”) in the early 1970s and by ASARCO and Gulf (“ASARCO”) in the mid-1970s which outlined further zinc mineralization.  The last drill hole of this series encountered significant molybdenum mineralization at depth west of the zinc deposits.  The significance of this mineralization was first recognized by ASARCO in 1976, but ASARCO was apparently unable to reach an agreement with MHMI to test this potential.

Exxon recognized molybdenum potential at Mount Hope in 1978 and acquired an option on the property from MHMI.  By 1982, Exxon had completed 69 holes, which partially defined a major molybdenum deposit underlying the east flank of the Mount Hope property.  Exxon conducted a +/-25% pre-feasibility study of the Mount Hope prospect in 1982.  The Exxon study focused on an ore production rate of 27,500 tpd starting in 1985.  In December of 1983, Exxon completed an optimization study, which generally involved a reduced capital and operating cost estimate based on more aggressive project parameters.  An extensive environmental database of multiple assessments by consultants formed the basis of the environmental assessment and was utilized in the Exxon permitting process for their intended BLM land exchange.  The Exxon pre-feasibility study calculated a sizable molybdenum deposit.  A draft EIS was completed on the project, and public hearings were held in early 1985.  Exxon drilled an additional 60 holes on the property between 1983 and 1988 but did not update their deposit block model with data from the post 1982 holes. Cyprus Metals Company (“Cyprus”) drilled four holes on the property in 1989-90 under an agreement with Exxon but apparently did not pursue the project.

Kennecott (“Kennecott”) executed an agreement in 1995, which allowed them to study the prospect and, if desired, execute a purchase by April 30, 1996.  Kennecott reviewed the property and data, but did not drill any new holes on the property.  Kennecott conducted the economic evaluations but did not exercise the option on the property.  The property rights remained with MHMI after the Exxon and Kennecott efforts.

We established an agreement with MHMI in 2004 as outlined in “Business – Description of the Mount Hope Project – Acquisition”.  We obtained access to previous work completed by previous parties including drill core and drill data, which we used as the basis for developing a pre-feasibility evaluation of the Mount Hope deposit.  The pre-feasibility study conducted by seven consulting groups acting in consortium provided the basic engineering, plant design and other aspects of analysis of the Mount Hope Project.  The pre-feasibility study outlined a positive operating process, waste disposal, mine design and plan, environmental, permitting plan, operating and capital cost estimates, and other inputs to a significant feasibility study and the corresponding estimates of mineralized material reported in the Technical Report and summarized in this Annual Report on Form 10-KSB.

Regional, Local and Property Geology

Regional Geology

Central Nevada is made up of major sedimentary rock units that characterize the mountain range structure known as the Cordilleran Geosyncline, dating back to the early Paleozoic Era.  The rock types can be characterized into two groups: (1) Western Assemblage rocks made up of eugeosynclinal and basinal deposits, including carbonaceous shale, mudstone, chert, and volcanic rocks; and (2) Eastern Assemblage rock consisting of thick rock sequences of shelf style carbonate and lesser clastic rocks.

During a period of mountain formation during the mid-Paleozoic era, rocks of the Western Assemblage were thrust eastward over the shelf sequence.  This area of thrusting is known as the Roberts Mountain Thrust Zone, and Mount Hope is located on the leading edge of this zone.

Within the region, certain formations of rock contain characteristic mineralization.  The Ordovician Vinini Formation is one of the host formations for molybdenum mineralization in the Mount Hope vicinity and represents the Western Assemblage rocks in the Mount Hope area.  Eastern Assemblage carbonate rocks outcrop east of Mount Hope in the Sulfur Spring Mountains and to the northwest in the Roberts Mountains.  The Garden Valley Formation of Permian age represents the overlap sequence in the Mount Hope area.  The Garden Valley Formation unconformably overlies the Vinini Formation in the Sulfur Springs Range, east of Mount Hope near Tyrone Gap.  The zinc-lead-silver-copper-cadmium mineralization of the Mount Hope mineralization is hosted by the Garden Valley Formation, and an outcrop of the formation is found near the historic underground workings.

The Mount Hope deposit is located on a mineral belt linking deposits of diverse ages along a northwest-southeast trending line.  The Battle Mountain-Eureka mineral belt coincides with northwest striking dikes and faults, which locally crosscut the north-south pattern of the Basin and Range block faulting.  This belt also has a prominent aeromagnetic signature along its northern extension.  In aggregate, the system is 400 kilometers long.  The system reflects a periodically renewed dislocation which has served to localize intrusive and mineralizing activity during the Cretaceous period and the Tertiary era.  Activity along this zone has resulted in major deposits of gold, silver, copper, and molybdenum.

Block faulting and associated basaltic volcanism began 16 million years ago and affected the entire area of the original Cordilleran Geosyncline within the Great Basin. Major Basin and Range faults border approximately north-south trending mountain ranges in the areas.  These fault block mountains, including the block containing Mount Hope, are commonly tilted eastward at 10 – 20 degrees or more.

Local Geology

Sedimentary rocks of the Vinini Formation, which surround the igneous rocks of Mount Hope, consist of carbonaceous shale, siltstone, silty limestone, quartzite and calcareous quartzite, and bedded chert.  Within 300 meters of intrusive contacts, these rocks have been metamorphosed to biotite hornfels and calc-silicate hornfels.  Brown coloured biotite hornfels are exposed along the southern margin of the igneous complex, where they are a molybdenum host.  Irregular masses of hornfels also occur within the complex.

The Mount Hope complex is a topographically elevated area of igneous rock exposure 1.5 by 2 kilometers in size.  The complex contains both extrusive rocks and later intrusive rocks which are rhyolitic in composition and display textural similarities indicating derivation from a common magmatic source.

Intrusive porphyry subsequently invaded the lower levels of the volcanic system, but solidified without venting to the surface.  Quartz porphyry is presently exposed at the surface as a result of erosion into the subvolcanic complex.  Other varieties of rhyolite porphyry, which intrude the quartz porphyry at the deeper levels, are known only from drilling.

Ash-flow tuffs of the extrusive sequence are exposed at the summit of Mount Hope and on its eastern slopes, above the Mount Hope Fault.  The tuffs reach a maximum preserved thickness of 450 meters.  The tuffs are characterized by pumice, broken phenocrysts, and lithic fragments.  The volcanic sequence was extensively altered during subsequent mineralizing events.  Ash-flow tuff is not a good molybdenum host because it occupies the upper levels of the complex and lacks properties favourable for stockwork development.

Quartz porphyry constitutes a rhyolitic stock of irregular shape which underlies much of the area of the Mount Hope complex.  The porphyry is exposed south and east of the summit of Mount Hope and contains conspicuous phenocrysts of quartz and potassium feldspar.  Quartz porphyry, the principal molybdenum host rock, is commonly veined with quartz in the deposit area, and a quartz vein stockwork is well developed in the subsurface.

Aplitic quartz porphyry occurs as two dome shaped stocks, 300 meters below the surface, which are enclosed by the quartz porphyry.  Each Aplitic dome is about 500 meters in diameter, and the stocks are separated by a 700 meter distance along a west northwest axis.  These stocks are important centers of molybdenum mineralization.  Their centers were probably the principal sources for mineralizing fluids carrying silica, potassium, and molybdenum.  The escaping fluids produced quartz stockworks, potassic alteration, and mineralization in the surrounding quartz porphyry.  The mineralization, which is symmetrical about the paired intrusive centers, is differentiated into separate western and eastern mineral systems.

Coarse quartz porphyry occurs as dome shaped stocks and steep-walled apophyses which intrude deeper levels of the aplitic quartz porphyry.  Coarse porphyry is a distinct rock type from the other quartz porphyries.  It is characterized by larger quartz and feldspar phenocrysts, abundant biotite, and a variable matrix grain size, including a fine-grained contact zone.  As this unit truncates earlier alteration in the aplitic quartz porphyry, it constitutes a later intrusive event.  Coarse porphyry is a significant source of mineralization of moderate grade in the surrounding rock.  These stocks exhibit pronounced alteration mainly near their margins.  Relatively fresh, unaltered rock occurs locally in their interiors.

Dacite porphyry occurs as dikes around the perimeter of the Mount Hope complex.  A larger mass may exist in the subsurface to the east.  The least silicic of the igneous rocks of the complex, the dikes, may represent late leakage from a large deep-seated intrusion from which the Mount Hope rhyolites differentiated.  Dacite porphyry post-dates the mineralization.

The classic patterns of rock alteration developed symmetrically around the Mount Hope mineral system and reflect gradients of temperature, pressure, and chemistry in hydrous fluids emanating from an intrusive source.  From the periphery of the complex inward, alteration types are differentiated as argillic, potassic, high silica, and biotite zones.  Each zone is defined according to alteration mineral assemblages, rock composition, and the abundance and types of veins and selvages.  Alteration zones also coincide with characteristic minor element geochemical signatures.

Deposit Type

The Mount Hope deposit is a molybdenum porphyry, typified by the deposit at Climax, Colorado.  This type of deposit has well zoned molybdenum mineralization where the grade zoning surrounds the central zone of the deposit and forms geometries that are circular in plan and arch (inverted bowl) shaped in section.

Mount Hope differs from Climax in that the multiple mineral centers are adjacent horizontally rather than juxtaposed over the same porphyry center.  The centers of mineralization on N-S and E-W sections are illustrated in the figures within the “Mineralization” segment below.

The mineral zones or “shells” consist of quartz porphyry rock that has been veined by quartz stockwork containing molybdenite.  We are focused on the economic molybdenum mineralization in the deposit, however other mineralization in the district such as tungsten, silver, gold, lead, zinc, and copper are present and we will evaluate these more fully in the future.

Mineralization

The main form of molybdenum mineralization is molybdenite, developed within porphyritic rocks of the Mount Hope complex and in the Vinini hornfels adjacent to the southern margin.  Much of the known molybdenite is distributed around two mineralized systems consisting of two dome shaped zones of mineralized stockworks.  These inverted bowl shaped zones of molybdenum mineralization are developed symmetrically around two stocks of aplitic quartz porphyry.  The eastern and western mineral systems each contain mineral shells at least 1,000 meters in diameter, and the two systems are centered about 700 meters apart along a west-northwest axis.  Mineral shells consist of quartz porphyry rock, weakly to densely veined by quartz stockwork containing molybdenite.

Eastern and Western Mineral Systems

The western mineral system is characterized by a somewhat triangular distribution of molybdenum grades in plan view with well defined grade zones.  Mineralization is best developed in the southern and eastern quadrants of this system.  The center of the system is directly above the western aplitic quartz porphyry intrusive stock.

The eastern mineral system contains well developed mineral grade shells in quartz porphyry above the eastern aplitic porphyry stock.  In the northwest quadrant of the system, these shells are continuous with mineralization of the overlap zone.  The apex of the mineral system has, however, been sliced off and faulted down and eastward along the Mount Hope Fault.  The offset fault mineralization is theorized to lie above the fault, centered 300 meters east of the axis of the eastern system, 300 meters deep.  Initial drilling has confirmed the existence of this fault slice.  However, total delineation of the mineralization has not been completed because the mineralization dips steeply to the east and is probably too deep to be interesting for development by open pit mining.

Overlap Zone

A concentration of higher grade mineralization, averaging approximately 0.15% molybdenum, is present between the eastern and western mineral systems.  Referred to as the overlap zone, this zone is roughly 400 meters in diameter and varies from 100 to 300 meters deep.  The top is 100 meters below the ground surface.  This zone is the nucleus of the open pit target.  Overlap mineralization lies beneath the Mount Hope Fault, and the upper, eastern edge is truncated by the fault surface.  The overlap zone is interpreted as a rock volume that was mineralized by both mineral systems in sequence, contributing to a greater intensity of stockwork veining and additive molybdenum grades.

Grade Zoning

The Mount Hope deposit does exhibit well behaved grade zoning around the two mineral centers.  These zones are sufficiently well defined that they were hand contoured and assigned to blocks during the block modeling process.

Exploration

Since acquiring access to the property, we have not completed additional exploration drilling, but intend to explore for zinc potential at Mount Hope starting end of Q1 2006.  We also plan to complete additional drilling for the purposes of obtaining engineering information for items such as geotechnical design, hydrology, and condemnation for waste dumps and tailings ponds.

Drilling

The definition drilling at Mount Hope has been predominately performed by utilizing by diamond core methods, although two reverse circulation (“RC”) rotary holes were drilled by Cyprus during 1989, and 31 RC holes for waste and tailing site condemnation were drilled by Exxon.  Within the 31 Exxon RC holes, there were only 4 assay intervals above the cutoff grade applied in the calculation of the mineralized material described in this Annual Report on Form 10-KSB.

IMC engineers observed during the site visit that some of the early Phillips holes were BX size core (1.66 inch core).  The majority of the Exxon holes are NQ and HQ sizes (1.875 and 2.5 inch respectively).

The assays from the two Cyprus rotary holes are in the databases as are the results from the Phillips and Exxon drill programs.  The total drill hole database used for the estimation of the mineralized material described in this Annual Report on Form 10-KSB contains 165 drill holes representing 70,253 meters of core, of which 21,986 sample intervals have been assayed for molybdenum.

Sampling Method and Approach

The majority of drilling used for estimation of mineralized material utilized diamond core methods.  The core has been split, prepared and assayed for molybdenum metal.  Other accessory minerals were assayed but only molybdenum has been used in the economic estimation process.

The sample procedures for the rotary holes described above are not known; however, some of the remaining samples at the core shed imply that conventional RC practices were used.

The RC sample preparation and verification was not prioritized by IMC because the data was used primarily for condemnation, and IMC’s count of only four intervals above cutoff grade confirms that fact.

Sample Preparation and Analysis

The vast majority of the drilling and assay data available at Mount Hope was completed under the control of Exxon.  The Exxon reports described the sample preparation and assay procedures used.  The checks and verification by IMC and by us of the Exxon data are summarized in the section “Data Verification” below.

The historic Exxon information indicates that the sample preparation procedures were as follows:

•

Split drill core with conventional core splitter;

•

Crush split core on site to 1/8 inch;

•

Split 1/8 of the crushed sample with a Jones splitter for assay prep;

•

Ship crushed samples to Rocky Mountain Geochemical for further prep;

•

Grind to 100 mesh with a Braun Pulverizer;

•

Split out 150 to 175 gm and grind to 200 to 300 mesh with ring pulverizer; and

•

Digest in Perchloric acid and analyze with atomic absorption (“AA”).

Preparation of drill samples during the first two years of 1978 and 1979 involved crushing to ½ inch, of which 25% was sent for preparation.  Assay results for these two years were unstable which was caused by the coarse split at ½ inch.  All intervals during this period were resampled and assayed by the methods listed above with a 1/8 inch crush before splitting.  IMC found records of this process and the reassays in the paper files.  The reassays were used in the database.

Exxon also instituted the use of standards and external check assays.  External checks were selected as a second 1/8 split of the 1/8 inch crush material roughly every 10 intervals.  These were checked at the Chemex Metallurgical Services lab in Salt Lake City, Utah. IMC found record of these check assays within the drill logs and, where observed, found them to be close checks of the original Rocky Mountain assays.

Since all of the drilling, sampling and assaying procedures were completed by Exxon prior to our involvement, we and IMC embarked on a check assay program to verify the historic sample and assay procedures.

Data Verification

The Mount Hope database was provided to IMC in 1995 by Kennecott. IMC provided copies of the electronic data and the block model to our personnel at the start of the current project.  Our personnel checked much of the database against drill logs, and IMC independently spot checked a number of holes against drill logs and assay certificates.

The Mount Hope deposit is unique in that the database, model, and project engineering are in the metric system, although the deposit is located within the US.  The conversion to the metric system was accomplished by Exxon during their exploration and development drilling of the deposit.  Our personnel compared the Exxon established metric grid to the state plane system of Nevada.  The conversion is linear and consistent.  There is a consistent offset between the direct metric conversion of the Nevada state plane and the Exxon system, but the local Exxon system is internally consistent.  Future project updates may convert the entire project to the Universal Transverse Mercader system (“UTM”) which provides a constant distance relationship anywhere. In angular coordinate systems such as latitude and longitude, the distance covered by a degree of longitude differs as you move towards the poles and only equals the distance covered by a degree of latitude at the equator. Since land navigation is done in a very small part of the world at any one time using large scale maps, the UTM system allows the coordinate numbering system to be tied directly to a distance measuring system, which produces a more standard survey basis.

Our engineers checked a number of drill hole collar locations by hand-held GPS on several outings. IMC personnel accompanied us on one these outings where roughly 10 holes were checked.  In addition, a survey contractor from Elko, Nevada was used to spot check the locations of seven of the holes while on site.  In particular, holes with discrepancies between the hand written logs and the electronic file were selected for field check.  With the exception of one drill hole, the field surveys by GPS were within a few meters of the electronic data file.  Survey discrepancies within the paper logs may have been due to the exploration practices of using a preliminary survey on the logs.  Detailed survey techniques were then used once the hole was complete for the electronic data set.  Two minor errors were discovered and corrected.

After correction, the Mount Hope database is comprised of 165 drill holes containing 70,253 meters of core with 21,647 sample intervals, of which 21,986 intervals have been assayed for molybdenum (%Mo).

Independent Assay Check

A team made up of IMC and our personnel spent approximately three days in the Exxon constructed core shed on site to collect 49 drill intervals of half core for check assay.  These 49 samples were collected from 10 drill holes that span the entire history of Exxon drilling and included one hole drilled by Phillips and one sample from one hole drilled by Cyprus.

During this process, IMC personnel checked the logged rock types and alterations against direct observation of the core and found the logs to be consistent and reliable.

The entire half core was sent to ALS-Chemex in Elko, Nevada for preparation followed by three acid digestion with AA finish check assays.  IMC assisted in and observed all of the sample collection, bagging, and labelling for shipment of the check samples prior to shipment.  Samples were loaded onto the transport vehicle by IMC and our personnel and driven by one of our contractors to the ALS-Chemex lab in Elko.  The sample inventory sheet from ALS-Chemex matched the sample delivery list prepared by IMC, precisely indicating proper chain of custody of the samples.

Both our company and IMC specified the sample preparation and assay procedures to be used for the check.  A standard ALS-Chemex preparation procedure was selected as follows:

•

Crush the entire half core to 10 mesh;

•

Split 250 gm for pulverizing;

•

Pulverize to 70% passing 75 micron (200 mesh);

•

Digest with 3 acid Aqua Regia; and

•

Analyze 0.4 gm aliquote with AA (Mo-AA46 method).

Additional assay results and methods were completed by ALS-Chemex at our request.  That information was utilized by both process and environmental contractors.  IMC focused on the procedures listed above in order to verify the historic sample preparation and assay procedures.  The check assay results were forwarded by ALS-Chemex directly to IMC and us simultaneously.  IMC compared the database information with the check assay results.

In summary, the mean of the original 49 samples was 0.099% Mo, and the mean of the check assays was 0.101% Mo.  The check assays provide a sound confirmation of the historic sample and assay procedures that were applied at Mount Hope.  Combined with the database checks and collar coordinate survey checks, IMC has formed the opinion that the data set can be used to define the mineralization or mineralized material described in this Annual Report on Form 10-KSB.

Adjacent Properties

In north-central Nevada, there are a number of producing mines.  Most of the producing mines in this portion of the state are precious-metal open-pit mines.  The closest active mine operation to Mount Hope is Barrick Gold Corporation’s Ruby Hill gold mine which has been recently re-activated due to the higher metal prices.  It is located about 30 km south of the Mount Hope deposit.  There are no known mine or active exploration projects within the immediate few kilometers of the Mount Hope deposit.

Mineralization to be Mined

The following tables itemizes the mineralized material and head grades to be mined per the mine plan given in Technical Report:

Table 2-1

Mount Hope Project

Phase 2 Production Schedule

26 October 2005

(Mo% refers to percent molybdenum)

Year	Process Plant Feed			Low Grade		Low Grade From Stkp to Mill		Waste Lt 0.034% Ktonnes	Total Material Ktonnes
	Cutoff Mo%	Ore Ktonnes	Head Mo%	0.034 to Stockpile
				Ktonnes	Mo%	Ktonnes	Mo%

Preprod.	0.050	1202	0.073	2675	0.041			43,373	47250
1	0.050	13399	0.103	5530	0.041			52,071	71000
2	0.050	14600	0.109	7528	0.041			48,872	71000
3	0.066	14600	0.130	6418	0.045			49,982	71000
4	0.054	14600	0.147	7099	0.043			49,301	71000
5	0.050	14600	0.103	12136	0.041			44,264	71000
6	0.050	14600	0.107	8768	0.043			47,632	71000
7	0.050	14600	0.089	6150	0.042			50,250	71000
8	0.050	14600	0.106	12626	0.041			34,774	62000
9	0.048	14600	0.085	16226	0.041			31,174	62000
10	0.046	14600	0.087	6226	0.040			41,174	62000
11	0.046	14600	0.098	6994	0.039			40,406	62000
12	0.034	18250	0.071	7707	0.040			36,043	62000
13	0.034	18250	0.075	2045	0.038			41,705	62000
14	0.034	18250	0.059	2669	0.041			41,081	62000
15	0.034	18250	0.062	4046	0.036			39,704	62000
16	0.034	18250	0.068	234	0.038			43,516	62000
17	0.034	18250	0.079			2038	0.041	45,788	62000
18	0.034	18250	0.077			729	0.041	44,479	62000
19	0.034	18250	0.074	321	0.036			43,429	62000
20	0.034	18250	0.081			602	0.041	44,352	62000
21	0.034	18250	0.075			2823	0.041	46,573	62000
22	0.034	18250	0.074			3176	0.041	46,926	62000
23	0.034	18250	0.080			3277	0.041	47,027	62000
24	0.034	18250	0.051			561	0.041	35,311	53000
25	0.034	18250	0.053			1465	0.041	36,215	53000
26	0.034	18250	0.058			2183	0.041	36,933	53000
27	0.034	18250	0.060			2179	0.041	36,929	53000
28	0.034	18250	0.062			2657	0.041	37,407	53000
29	0.034	18250	0.062			2212	0.041	36,962	53000
30	0.034	18250	0.065			1391	0.041	36,141	53000
31	0.034	18250	0.060			3650	0.041	38,400	53000
32	0.034	18250	0.062			3650	0.041	38,400	53000
33	0.034	18250	0.064			3650	0.041	38,400	53000
34	0.034	18250	0.062			3650	0.041	38,400	53000
35	0.034	18250	0.059			3650	0.041	38,400	53000
36	0.034	18250	0.053			3650	0.041	38,400	53000
37	0.034	18250	0.054			3650	0.041	23,203	37623
38	0.034	18250	0.056			3650	0.041	14,903	29503
39	0.034	18250	0.056			3650	0.041	14,930	29530
40	0.034	18250	0.056			3650	0.041	11,928	26528
41	0.034	18250	0.059			3650	0.041	5,645	20245
42	0.034	18250	0.057			3650	0.041	9,128	23728
43	0.034	18250	0.056			3650	0.041	5,661	20261
44	0.034	18250	0.056			3650	0.041	3,031	17631
45	0.034	18250	0.056			3650	0.044	2,481	17081
46	0.034	18250	0.057			3650	0.041	1,988	16588
47	0.034	18250	0.057			3650	0.041	1,400	16040
48	0.034	18250	0.057			3650	0.041	1,445	16045
49	0.034	18250	0.055			3650	0.041	1,913	16513
50	0.034	18250	0.057			3650	0.041	2,359	16959
51	0.034	18250	0.057			3650	0.041	1,369	15969
52	0.034	18250	0.054			3650	0.041	2,923	17523
53	0.034	11340	0.043			9805	0.041	201	1736
TOTAL		920,191	0.069	115,398	0.041	115,398	0.041	1,644,562	2,564,753

The modelled pit including the above mineralized material to be mined over 53 years contains 2,564,753 K tonnes of total material.

The mineralized material is the total of the planned production from the mine plan and schedule presented in the Technical Report.  The total mineralized material includes the direct mill feed from the pit and the stockpile rehandle at the end of the mine life.  Consequently, the total production is based on a 0.034% Mo cutoff grade.

Economics of the mining of the mineralized material for the Mount Hope Project were developed from the model results at a molybdenum price of $7.00/lb Mo.  The price chosen for the economic study was $7.00/lb F.O.B. dealer oxide price (dealer oxide price does not include freight from Mount Hope to buyer and does not include dealer commission.)  This price was chosen because it represents approximately the 30 year arithmetic mean of the molybdenum dealer oxide price corrected for the current value of the dollar compared to the high value of the dollar in 1999 ($5.60/lb x 1.25 = $7.00/lb).

A 0.034% Mo cutoff was applied in an effort to maximize the return on investment.

Mining

The Mount Hope Project is planned for production by hard-rock open-pit mining methods.  A large mine is being proposed and large-scale mining equipment is to be used.  It is proposed that mining will be accomplished on 15m benches (47 feet) and the mining cycle will follow conventional hard rock unit operations.

We expect that blast hole drilling will utilize three conventional rotary blast hole drills with 125,000 lb (56,700 kg) pull-down capacity and the bit diameter is currently planned to be 13.75 inches (34.9 cm(s)).  Drill hole cuttings will be sampled and assayed for ore control purposes.

A detailed evaluation of the potential to profitably extract the deeper portion of the deposit was conducted between August and mid-October, 2005 (the “Mine Plan”).  It is proposed that blasting will utilize bulk loaded ANFO as the blasting agent.  The Mine Plan provides that the primary loading units will be two electric cable shovels with 43.5 cubic meter (57 cubic yard) shovels.  Clean up and support loading will be accomplished with a front end loader of 18 cubic meter capacity (23.5 cubic yard).  Haulage is planned with 232 tonne (255 ton) capacity haul trucks typical of the Cat 793 class units.  The mine fleet is expected to build to 16 trucks in year three and further expand to 20 trucks in year six.

Sufficient mine auxiliary equipment is planned to ensure efficient and safe working conditions for the major mine equipment.

Mineralized material will be hauled directly to the crusher at the southeast side of the pit.  Waste will be delivered to one of four approved waste sites located around the mine.  The waste sites have been selected to minimize haulage costs.  Waste dumps are generally constructed at 2.5:1 slope angles to simplify reclamation at the end of the mine life.  One low grade stockpile is located south of the pit.  Although much of the “stockpile grade” material will go directly to the mill, some will be temporarily stockpiled depending on the cutoff grade.  This material will be re-handled and processed through the plant at various times during the 53-year mine life.  The capacity of the stockpile will be 60,000 tonnes.

Process Overview

The development of the metallurgical process to treat Mount Hope ore has resulted in a variable milling rate of between 40,000 and 50,000 tonnes per day. In years 1-11, the milling rate will be 40,000 tonnes per day. In year 11, an expansion to 50,000 tonnes per day will be completed and sustained for the remainder of the mine life. The metallurgical evaluation and study concludes that the process facilities require a concentrate stage followed by a roasting operation to produce TMO. There is additional roaster capacity during most of the mine life and Toll Roasting of other concentrates is planned. Roaster flue gases will undergo a scrubber process to remove the SO2 and other pollutants will be controlled pursuant to the terms and conditions of the facility air permit.

The selected process includes conventional crushing, wet grinding and differential flotation using slaked lime for pH control in the rougher circuit and sodium hydroxide in the cleaner circuit, to produce a molybdenum concentrate. Thickeners and filters will dewater these concentrates to produce a filter cake for further processing in a roaster. If the toll concentrates require pre-treatment prior to roasting, a separate regrind and cleaner flotation circuit has been incorporated into the mill design, with its tails (off specification concentrate) going onto leaching before roasting.

The process design is based on existing technologies and the largest practically available and proven equipment sizes. The facilities will be located between the Mount Hope mine and the proposed tailing impoundment. The plant site has been laid out to be as compact as possible and will be contoured to allow gravity to flow between the major process unit operations.

The process circuit consists of the following components:

Primary Crusher & Coarse Ore Stockpile – The primary crusher (62x75 superior gyratory) is located adjacent to the pit and crushed ore is fed to a 60,000 tonne live capacity stockpile.

SAG & Ball Mill Circuit – Ore is reclaimed from the stockpile from one of four feeders and related conveyors located in a tunnel under the stockpile. The coarse ore is fed by conveyor to the SAG mill. Following the SAG mill, the ore is ground to 80% passing 150 microns in the ball mill.

Conveyors, stockpile feeders and the SAG mill (including electrical systems) are initially designed to handle 50,000 tonnes per day. Foundations and building space are provided in the initial construction for a future additional ball mill in year 11 that will bring the throughput up to 50,000 tonnes per day starting in year 12.

Flotation Circuit – Following the grinding circuit, the ore is processed in the flotation plant at a rate of 40,000 tonnes per day in years 1-11; interconnecting pipes in the rougher section are initially designed to handle the future 50,000 tonnes per day. An additional 160 cubic meter flotation cell is added to the rougher circuit in year 11 to bring the capacity up to 50,000 tonnes per day in year 12. The molybdenum ore will be treated through one stage of a rougher/scavenger and concentrate from the rougher/scavenger will be treated through five stages of cleaner flotation to produce the final molybdenum concentrate. The tailings from the flotation circuit will be the final tails. The molybdenum circuit will produce a concentrate with a Mo content of 55% at a projected molybdenum recovery of 88-94%, depending on the mill feed grade.

Roaster Circuit – The molybdenum concentrate will then be processed in a multi-hearth roaster to produce a final technical grade molybdenum oxide product. Recovery in the roaster circuit is expected to be 99.2%. Additional concentrates from sources other than Mount Hope, when available, will be treated in most years to fill the roaster to capacity and generate toll-roasting revenue for the mine.  Initial capital is spent to provide a toll-roast concentrate pre-treatment system for these toll-roast concentrates from other sources. Mount Hope concentrates are clean enough to by-pass this pre-treatment step.

Metallurgical Testing

The following discussion of metallurgical testing and the process flow sheet has been derived from pre-feasibility analyses prepared by IGMI and has been included in the Technical Report.

The metallurgical profile for the project is based on the extensive work conducted by Exxon Minerals. The Exxon testing and IGMI analysis of results demonstrate that the Mount Hope ores are metallurgically uncomplicated. IGMI expects that improvements in concentrate grades and recoveries through optimization of the flow sheet, process water recycle, and cleaner circuit can be made.

In the flow sheet development work, no particular problems relating to the ore composition were experienced.  The molybdenite was well liberated at approximately 35 microns. A large amount of the molybdenite in the ore was fairly coarse (100-500 micron) in size. The small percentage of sulfide gangue minerals – pyrite, sphalerite, chalcopyrite, and galena – and nonsulfide gangue minerals – silica, silicate, and, calcite – were easily liberated. The concentrate grade in terms of the molybdenite assay was acceptable. Standard technical grade molybdenum oxide (TMO) specifications can be met.

Exxon prepared three large metallurgical composites of crushed drill core. Approximately 8000lbs of crushed drill core rejects were used to develop the three basic composites. The metallurgical composite types were actually a combination of lithologic rock types and a mineralization type. The process rock type components were: 1) Quartz Porphyry, and 2) Vinini Hornfels. The third process type was called “Blue Quartz”, which reflects one type of molybdenum mineralization within the deposit where quartz contains fine grained disseminated molybdenite. This material typically occurs at depth within the deposit.

The three major composites were: 1) a combination of 80% Quartz Porphyry, 10% Vinini and 10% Blue Quartz, 2) 100% Vinini, and 3) 100% Quartz Porphyry.

Exxon flotation testing included a broad range of flotation and grind tests including detailed lock cycle testing. IGMI has planned additional process testing for detailed engineering purposes.

The flotation tests conducted by Exxon on the three ore composites lead to the following conclusions:

•

The molybdenum present in the ore occurs in the form of molybdenite, of which up to 88.0-94.0% is expected to be recovered in the final concentrate, taking into consideration the mill feed grade range of 0.04% to 0.15% Mo, and technological improvements in grinding and flotation practices that have occurred since the Exxon study in 1983 (where 90.0% of the molybdenum was recovered at a mill feed grade of 0.10% Mo). All Exxon metallurgical recovery data was reviewed, including work at Hazen Research as well as work at the Exxon Florham Park labs, and a grade versus recovery relationship was developed.

•

The technological improvements in milling and flotation equipment and practices during the past 22 years will increase the recovery of molybdenum by 2% or more. It is also possible that better concentrate grades with fewer impurities will be achieved.

•

Technological improvements since 1983, with respect to particle size, control of the regrind and primary grind circuits, will have the greatest effect on metallurgical performance. Most of the molybdenum losses in the 1983 test work occurred in the minus 11-micron particle size fraction. The new particle size control technology will significantly reduce the amount of minus 11-micron particles produced. On-line particle size analyzers are now available that, when coupled with tower mill regrinding technology, and more efficient modern cyclones, will result in improvements in particle size control.

•

Other instrumentation coupled with state of the art computer control is also available today to improve recovery. These include on-line analysis of input and output slurry streams for molybdenum, slurry density, flow measurement, and pulp level control. Through state of the art computer control of these systems, flotation reagent additions can be controlled to maximize molybdenum recovery.

•

Column cell technology was in its early stages of development in 1983. It has developed greatly since then for use in cleaner flotation circuits and will likely result in higher molybdenum concentrate grades with lower deleterious impurity concentrations than achieved in the 1983 test program, which utilized only mechanical flotation.

•

Though not directly tied to recovery improvement, there are other improvements available now in process control that will minimize grinding energy consumption and consumption of grinding media and mill liners, three key operating cost components in the Mount Hope concentrator.

•

The three ore composites responded to a single flow sheet and the same reagents, yielding 88.3% to 91.0% recoveries at a final concentrate grade of 91.4% to 92.9% MoS2. The final concentrate grade and molybdenum recovery may be improved by 1 to 3% by the optimization of grind size and flotation reagents regime, and by using column flotation.

•

The physical and chemical characteristics of the tailings indicated that the tailings could be a net acid producer.  See “Business – Description of the Mount Hope Project – Environmental Regulations and Permits”.

Tailings Facility

The proposed Mount Hope mining and processing operation will produce approximately 14.64 million tonnes of tailings (including SO2 scrubber residue) per year during years 1-11 and 18.29 million tonnes per year during years 12-53. Approximately 920 million tonnes of tailings will be produced from the Mine Plan. Approximately 710 million cubic meters (m³) of storage capacity will be required to accommodate the 920 million tonnes of tailings at a stored dry density of 1.3 tonnes per cubic meter.

The Tailings Storage Facility (“TSF”) layout provides for the construction of two tailings impoundments. The split facility from the siting analysis has shown to be the most cost effective and to require the lowest initial capital expenditure for the starter facility.

The embankment section for the two facilities is similar and includes a compacted earth fill starter embankment for startup operations, a cycloned sand centerline that rises above the starter embankment crest to the ultimate height, and a toe berm at the downstream limits of the ultimate embankment limits. An under drain will be constructed in the downstream sand embankment section with drainage collected in finger drains for routing to a collection pond situated downstream of the ultimate embankment toe. Underneath all of the embankment and basin areas of the TSF is a 12-inch compacted-soil liner. Cyclones will be operated as mobile dam builders along the embankment crest. Tailings will be pumped as slurry (presently assumed to be at 35% solids content) from the mill, over land, and through a pressure rated HDPE pipeline to the tailings impoundment embankment. Water from the slimes impoundment water pool will be returned to the mill for re-use in the process via an overland HDPE pipeline.

Project Feasibility

The cost estimates set out in the Technical Report are summarized in this section.

Capital Costs

The overall capital cost for the project is summarized below. The development of the capital estimate includes elements having a +/- 20% accuracy level, with the detailed contingency analysis suggesting an overall 15% contingency value.

The capital cost is stated in Q2 2005 US dollars.  The estimates have been prepared by the feasibility contractors of: IMC (mining), Chlumsky, Armbrust & Meyer LLC (plant and facilities), Smith Williams Consultants Inc. (tailings dam), and IGMI and Terry Owen Consulting Inc. (plant sustaining, owners cost, and contingency). Owner costs were developed by IGMI personnel.

The major capital components are: 1) the mine fleet and 2) the process plant equipment.

First quarter 2005 equipment quotes were obtained for all major equipment. Pricing for steel was based on forward looking price estimates, instead of the current inflated price structure. An additional working capital of $41.6 million is incurred that was not shown on the table as it is recovered at the end of the mine life.

Capital Costs	$ Millions
Mine Preproduction Stripping	$ 28.8
Initial Mine Mobile Equipment	$ 72.9
Process Plant and Infrastructure	$233.9
Owners Costs	$ 26.9
Contingency(1)	$ 50.1
Total Initial Capital	$412.6

(1)  Contingency is equal to 15% of the first three capital costs listed above.

Ongoing replacement and sustaining capital over the 53-year mine life plus 3 year reclamation period is as follows:

Total Sustaining Capital for 53 Years	$ Millions
Mine Equipment Replacement	$329.3
Process Plant Sustaining	$150.7
Total Project Life Sustaining Capital	$480.0

Operating Costs

The operating cost estimate was developed by the feasibility contractors in conjunction with IGMI. Operating costs were calculated from a first principles basis. Input costs were obtained from similar projects of similar size and using the latest reported figures for labor and staff costs in Nevada.

The cost for electrical power was $0.052/kwh, which is based on the current rates for a neighbouring mine, located in the Ely, Nevada, which is in the Mount Wheeler Power district (the same district as Mount Hope). The estimated cost for diesel fuel was $1.59/gallon based on the assumption that current inflated prices will moderate in the near future (less than five years).

Based on the current mine and processing plan, IGMI would employ 321 people at the Mount Hope Project. IGMI is committed to hiring a local work force and would seek to maximize employment during operations and construction from the local area.

Project Operating Costs over the 53 years of the mine life average:

Average Project Operating Costs	$USD
Mine Cost per Tonne of Ore	$2.47 / tonne ore = $0.85 / tonne material
Process Plant and Tailing	$2.42 / tonne ore
G&A at $6.20 million / Year	$0.36 / tonne ore
Cash Cost of Mining and Concentrating	$5.25 / tonne ore = $3.80 / lb Mo
Moly Roasting and Packaging	$0.26
Total Cash Cost per lb Moly	$4.06 / lb Mo (average for 53 years)

The pre-feasibility study presents detailed cost estimates by year of the mine life. The information in this section is provided as a summary only.

Mount Hope Key Market Issues

Products

Mount Hope will primarily focus on producing TMO because all downstream processing begins with TMO, and TMO is the most widely traded molybdenum product.  Since global Toll Roasting capacity in 2004 and 2005 is estimated to have been insufficient to meet demand, Mount Hope will require roasting facilities dedicated to processing Mount Hope concentrates with the option to roast concentrates from other producers (Toll Roasting).

The roaster will be located at the Mount Hope mine site and will have the nominal design capacity to produce 38.5 million pounds contained molybdenum in TMO.  The above economics analysis assumes the roaster is located at Mount Hope and that it is permitted along with the mine and concentrator.  The roaster is expected to be completed at the time of concentrator start-up.  On-site roasting will prevent our operations from becoming vulnerable to the availability of other downstream plant capacities or willingness to process the molybdenum from the Mount Hope operations.  We will conclude a separate roaster study directed toward siting, process, and design in early 2006.  We will also evaluate the opportunity to provide custom or Toll Roasting for other producers and we are looking at alternative sites for the roaster.

The recommended packaging for TMO is steel cans, steel drums, and large bags.  The package size and type will be determined by specific client requirements.  We will conduct further studies on packaging type during the detailed engineering stage after the client base is determined.

We will evaluate production of other molybdenum products in the future.  Ferromolybdenum is a widely traded molybdenum product.  Ferromolybdenum does not necessarily provide additional profits over TMO sales, however,  because the ferromolybdenum price generally only accounts for the processing costs beyond producing TMO.

End Markets and Regions

As the steel industry is the primary consumer of molybdenum products, steel manufacturers will be the primary market target for Mount Hope TMO.  According to USGS statistics, the top ten steel producing countries in 2003 were China, Japan, United States, Russia, South Korea, Germany, Ukraine, India, Brazil, and Italy.

Accordingly, we will seek purchasers of our Mount Hope TMO from stainless and flat-rolled steel producers, primarily located in Asia, Europe and, to a limited extent, the north-central United States.  Attention will be placed upon creating a quality TMO product to meet specific requirements of a wide range of consumers.  The Mount Hope molybdenum products will meet the standard TMO specifications.

Economic Analysis

We and our contractors prepared a financial analysis model for evaluation of the project based on the pre-feasibility study mine plan, process plan, and estimated capital and operating costs.  The pre-feasibility study results have been summarized in “Business – Description of the Mount Hope Project – Project Feasibility” of this Annual Report on Form 10-KSB.

Our financial model was simplified to a pre-tax basis to confirm the positive economic outcome of the feasibility evaluation of the Mount Hope Project.  The results of our financial model assumptions were independently checked by IMC.  IMC engineers developed a separate pre-tax cash flow analysis of the project based on the results of the IMC mine plan, the costs presented in this report, and sensitivities to prices and recoveries. In summary, the IMC pre-tax cash flow analysis would add approximately 1.1% ROI to our work for the base case presented herein.  IMC calculations are slightly more sensitive to low metal prices than our calculation, but the results, even at low metal prices, remain positive and are within the established parameters of IMC’s cash flow calculation.

The results of our economic calculations, including royalties, are summarized as follows:

Project Initial Capital Cost (1)	$412.6 Million
Base Case Molybdenum Price	$7.00
Operating Cost per lb molybdenum – First 11 years	$3.40
Operating Cost per lb molybdenum – First 5 years	$3.15
Project Life	53 years
ROI (after-tax) w/ Toll Roasting (2)(3)	19%

(1)  The Technical Report provides initial capital expenditures of $412.6 million, the difference being that we applied a larger contingency  in the pre-feasibility study where initial capital was estimated to be $416 million.

(2)  No early Toll Roasting is assumed in the pre-feasibility study.

(3)  In addition, ROI (pre-tax) without Toll Roasting is 20.3% and ROI (pre-tax) with Toll Roasting is 21.8%.

The charts below are pre-tax.

The basic input parameters were adjusted to determine the sensitivity of the project to changes in metal price, capital cost, and operating cost.  The table below summarizes the results of the sensitivity analysis. The sensitivity analysis was augmented with additional work by IMC using the IMC pre-tax cash flow analysis. The parameters where a 0.0% ROI or breakeven case exists were estimated.

IMC Cash Flow Sensitivity Check to Find Extreme Limits

ROI
Base Case $7.00/lb Mo	20.3%
Metal Price Sensitivity $5.03/lb Mo	0.0%
Operating Cost Sensitivity Operating Costs x 1.48	0.0%
Capital Cost Sensitivity Mine Life Capital x 3.43	0.0%

At the base case metal price of $7.00/lb Mo, regardless of whether the operating costs increased by a factor of 1.48 or the capital costs increased by a factor of 3.43, the project would still break even. At the base case cost, a molybdenum price of $5.03/lb would result in a breakeven project.

Toll Roasting would add about 1.5% more ROI to the project. Taxes reduce the projected ROI by about 2.7%. IGMI calculated the projected ROI at $7.00/lb Mo with taxes of 18.9%, compared with the IMC pre-tax value of 20.3%.

Other Properties

Hall-Tonopah

On February 14, 2005, we entered into an option agreement with High Desert for a property in Nye County, Nevada.  Pursuant to the terms of this agreement, we were granted a nine month option to purchase the ten square mile property including water rights, mineral and surface rights, buildings and certain equipment.  On June 15, 2005, we signed an addendum to the option agreement with High Desert whereby, in exchange for $75,000, the option period was extended to February 4, 2006.  In addition, on August 1, 2005, we gave our notice of intent to exercise this option and provided a $100,000 non-refundable deposit to High Desert.  On January 17, 2006, we entered into a second addendum to the option agreement whereby the option period was extended to February 17, 2006.  We further extended the option period to March 17, 2006.

The property includes the former Hall molybdenum and copper deposit which was mined by open pit methods between 1982 and 1985 by the Anaconda Minerals Company and between 1988 and 1991 by Cyprus for molybdenum.  Equatorial Tonopah, Inc. mined copper from 1999 to 2000 on this property.  Much of the deposit was drilled but not developed or mined.

On March 17, 2006, we entered into a purchase agreement with High Desert Winds LLC whereby we purchased this property pursuant to our option.  At closing, we paid High Desert a cash payment of $4.5 million for the property and agreed to make a deferred payment of up to an additional $1,000,000 in purchase price which is payable, if at all, on or before March 17, 2008 depending on the outcome of activities at the property.  The property is also subject to a 12% royalty payable with respect to the net revenues generated from the molybdenum or copper mined and removed from the properties purchased.

Molly Star

The Molly Star project consists of 99 unpatented claims located in Sanders County, Montana.  The property contains both a copper-silver and a molybdenum-tungsten porphyry signature.  Extensive geologic mapping, geophysical, and geochemical studies have been conducted at the site, and thirteen core holes drilled by ASARCO and Noranda Inc. identified three mineralized zones.  Selective flotation would probably be used to recover these metal values to concentrates.  Future exploration activities would target the high grade core in the large porphyry system as well as the precious metals component.  We consider Molly Star to be an early stage exploration project.  We estimate the cost of this project to date to be approximately $30,000 for claim staking, recording fees, and other work.

Margaret and Red Bonanza

Margaret: On September 28, 2004, we entered into a real estate purchase agreement with Janet Leigh for a 50% interest in 11 mining claims in Skamania County, Washington in exchange for $100,000 and 400,000 shares of common stock.  Ms. Leigh has the option until March 31, 2006 to sell the 400,000 shares of common stock back to us at $1.00 per share.  Extensive geologic mapping, geophysical and geochemical studies were completed by certain exploration companies in the late 1970s and early 1980s.  More than 80 drill holes delineating three mineralized zones at shallow depth have indicated gold, silver, copper, zinc and cobalt mineralization.  The primary copper mineralization is chalcopyrite, which is the primary sulphide for copper worldwide and normally produces good metallurgical recoveries. We are in possession of the previous drilling records and assay records.  On March 24, 2005, we applied for government leases for the portion of the mineral deposit that we do not own.  At this time, the government has not yet confirmed that we will be able to obtain the leases.  Without the necessary government leases, the property cannot be developed because the BLM owns the surface rights and controls development of the surface and mineral rights.

Red Bonanza: Located two miles north of the Margaret deposit, the Red Bonanza property consists of 75 unpatented claims held by us.  The cost of this project was approximately $20,000 which represented the cost of claim staking, recording fees, and documenting the property.  This work was accomplished during October and November of 2004.  The property is currently untested by diamond drilling.  The Red Springs Breccia overlying the claims is similar to the eroded breccia cap overlying the Margaret Deposit.  Historic copper and molybdenum surface anomalies indicated the potential of a significant porphyry system similar to the Margaret deposit.

Turner Gold

On January 14, 2004, we completed the acquisition from Barretta Mining Inc., Hansa Corporation and Americas Mining Corporation of the Turner Gold project consisting of 265 acres of private land and three unpatented claims in Josephine County, Oregon.  The volcanogenic sulphide deposit was explored by a number of major companies in the 1980s.  More than 80 drill holes delineating three mineralized zones at shallow depth have indicated gold, silver, copper, zinc and cobalt mineralization. Attention will be given to extending mineralized zones by drilling with an emphasis upon diamond drill holes where higher gold values are indicated.  We are in possession of the drill core and studies from previous efforts.

As consideration for the Turner Gold project, we made cash payments of $24,272 and issued 500,000 shares of common stock and common stock purchase warrants to purchase an additional 500,000 shares of common stock at a price of $0.80 per share for a period of two years, which exercise period was subsequently extended for two additional years.  We also paid a finder’s fee by issuing 25,000 common stock and common stock purchase warrants to acquire an additional 25,000 common stock.  The warrants are exercisable at a price of $0.80 per share for a period of two years.

It is not our current intention to undertake an exploration program on this property.

Detroit Copper

Located in Marion County, Oregon, the Detroit Copper project consists of 34 unpatented claims.  Extensive geologic mapping, geochemistry, and geophysics conducted in the 1970s located a tourmaline-copper breccia pipe, which contains a low-grade core surrounded by a high–grade shell with a ring of sheeted veins.  Drilling results from 45 holes have indicated copper, gold and silver mineralization.  The primary copper minerals are chalcopyrite and bornite, and the deposit is distinguished by a significant lack of pyrite.  These mineralogical characteristics are ideal for mineral concentration by flotation and will likely produce good metallurgical recoveries. We acquired the property by staking unpatented lode claims in October and November of 2004, and expenditures were principally for claim staking and recording fees.

Gazelle Gold

The Gazelle Gold project consists of 119 unpatented claims and is located in Madison County, Montana.  The Gazelle Gold project is characterized by a banded iron formation with gold in sulphide fancies.  We identified five gold anomalies from 891 soil samples collected over a three-mile strike length during the 2004 exploration season. The cost of acquisition included costs for staking claims, recording fees, and data acquisition, which amounted to approximately $50,000.

Other Properties

We currently own two properties located in Shoshone County, Idaho, namely Chicago-London and Little Pine Creek.  Neither property contains any mineralized material nor is there any assurance that a commercially viable mineral deposit exists on either of the properties.  Further exploration of the properties would be required before making a determination as to the economic feasibility of the properties.  We do not intend to conduct further mineral exploration on either property at this time.  The properties are being held for the value of their timber.

Environmental Issues

Shoshone County, Idaho

Our mineral property holdings in Shoshone County, Idaho include lands contained in mining districts that have been designated as “Superfund” sites pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act.  A “Superfund” site is an area which can contain many properties owned by many different persons, with each area possibly affected in varying degrees by environmental damage.  This “Superfund Site” was established to investigate and remediate primarily the Bunker Hill properties of Smelterville, Idaho, a small portion of Shoshone County where a large smelter was located.  However, because of the extent of damage caused by this large smelter, the Superfund Site covers the majority of Shoshone County including our Chicago-London and Little Pine Creek properties (which are distant from the original smelter location) as well as many small towns located in Northern Idaho.  We are unaware of any pending action or proceeding relating to any regulatory matters that would affect our financial position due to our inactive mining claims in Shoshone County.

During the fall of 2003, we retained a consultant, W.B. Rust, Consulting Metallurgist to conduct a property environmental investigation of the Chicago-London and Little Pine Creek properties.  The study was revised in February of 2004. The study revealed no potential for adverse environmental effects at Chicago London other than approximately 8,000 tons of mine waste rocks.  These contain metals with a potential for adverse environmental effects.  No evidence was observed that there had been any significant adverse environmental effects from the mine waste rock piles.  At Little Pine Creek, the investigation revealed no potential for adverse environmental effects other than the General Mine Waste Dump and portal water discharge.  The approximately 8,500 tons of mine waste was identified only insofar as it contains metals which thus far have had no adverse environmental effects.  The portal discharge was identified because it may contain dissolved metals but because the flow of water is less than 20 gallons per minute; no evidence was observed of any significant adverse environmental effects.

The Mount Hope Project

Our lease for the Mount Hope Project requires us to implement certain minimal environmental remediation.  Specifically, we must spray buildings to protect from the hantavirus (accomplished during the second quarter of 2005), and we must dispose of abandoned barrels and transformers on the property (this plan is yet to be submitted to MHMI, but actual remediation work is currently estimated to cost less than $50,000).  This is to be accomplished according to a timetable that is dependent on the requirements of the BLM and Nevada State environmental regulators.

Applicable Mining Laws

Mining in the State of Nevada is subject to federal, state and local law.  Three types of laws are of particular importance to the Mount Hope Project: those affecting land ownership and mining rights; those regulating mining operations; and those dealing with the environment.

The Mount Hope Project is situated on lands owned by the United States (“Federal Lands”).  Our company, as the owner or holder of the unpatented mining claims, has the right to conduct mining operations on the lands subject to the prior procurement of required operating permits and approvals, compliance with the terms and conditions of the Mount Hope Lease, and compliance with applicable federal, state, and local laws, regulations and ordinances governing the staking and registration of mining claims, the operation of mines, an approved Mine Plan and environmental laws.  On Federal Lands, mining rights are governed by the General Mining Law of 1872 as amended, 30 U.S.C.  UU 21-161 (various sections), which allows for the location of mining claims on certain Federal Lands upon the discovery of a valuable mineral deposit and on proper compliance with claim location requirements.  A valid mining claim provides the holder with the right to conduct mining operations for the removal of locatable minerals, subject to compliance with the General Mining Law and Nevada state law.  Historically, the holder of an unpatented mining claim could, upon strict compliance with legal requirements, file a patent application to obtain a full fee title to the surface and mineral rights within the claim; however, continuing Congressional moratoriums have precluded new mining claim patent applications since 1993.

The operation of mines is governed by both federal and state laws.  In general, the federal laws that govern mining claim location and maintenance and mining operations on Federal Lands, such as the Mount Hope Project, are administered by the BLM.  The Mount Hope Project is administered by the BLM Battle Mountain, Nevada office. Additional federal laws, such as those governing the purchase, transport or storage of explosives, and those governing mine safety and health, also apply.  Various permits or approvals from the BLM and other federal agencies will be needed before any mining operations on the Mount Hope Project can begin.

The State of Nevada likewise requires various permits and approvals before mining operations can begin, although the state and federal regulatory agencies usually cooperate to minimize duplication of permitting efforts.  Among other things, a detailed reclamation plan must be prepared and approved, with bonding in the amount of projected reclamation costs.  The bond is used to ensure that proper reclamation takes place, and the bond will not be released until that time.  The bond amount for a large mining operation, such as the Mount Hope Project, is significant.

The following table sets out the permit- and claim-related fees associated with the Mount Hope Project.

Permit	Application / Review Fee	Anticipated Fees.	Fee Description
Plan of Operations/ Reclamation Permit	$7,600.00	N/A	N/A
Purchase, Transport, Storage of Explosives	$100.00	$50.00	Annual renewal
Notification of Commencement of Operation	N/A	N/A	N/A
Mine Registry Form	N/A	N/A	N/A
Notification of Opening and Closing Mines	N/A	N/A	N/A
Air Quality Permit To Construct	$20,000.00	N/A	N/A
Air Quality Operating Permit	$5,000.00	$1,395.00	Annual maintenance fee and emission (based on 249 typically SO2 at $5.60 per ton). Does not include costs associated with stack testing.
		$5,000.00	Three Year Renewal
Water Pollution Control Permit (Infiltration)	$1,250.00	$600.00	Annual maintenance
		$3,000.00	Renewal (five years)
Water Pollution Control Permit (Exploration and Mining)	$20,000.00	$20,000.00	Annual maintenance
		$20,000.00	Renewal (five years)
Solid Waste Management Approval	N/A	N/A	N/A
Permit For Occupancy of Nevada Department of Transportation Right of Way	$500.00	N/A	N/A
Permit to Appropriate Public Waters	$12,100.00	N/A	Diamond Valley Dewatering
	$4,033.00	N/A	Kobeh Valley - Dewatering
	$9,398.00	N/A	Kobeh Valley - make up process water(1)
Permit to Construct a Dam	$500.00	$100.00	There will be an additional $1 per acre foot in excess of 50 acre feet.
Industrial Artificial Pond Permit	$125.00	$125.00	Annual renewal fee
		$10,000.00	Annual assessment based on the total quantity of material processed
Permit For Sanitation Facilities	$200.00	$225.00	Annual operating fee
Hazardous Materials Permit	$120.00	$120.00	Annual renewal fee
Fire and Line Safety	$571.76	N/A	N/A
Nevada State Historical Preservation Office Notification	N/A	N/A	N/A

_____________

(1) Represents the fresh water required, over and above the water which is collected from the open pit, for processing ore.

Mining activities on the Mount Hope Project are subject also to various environmental laws, both federal and state, including but not limited to the federal National Environmental Policy Act, the Comprehensive Environmental Response, Compensation and Liability Act, the Resource Recovery and Conservation Act, the 1953 Clean Water Act, the Clean Air Act and the Endangered Species Act, and certain Nevada state laws governing the discharge of pollutants and the use and discharge of water.  Various permits from federal and state agencies are required under many of these laws.  See “Permitting - Permitting Requirements” below.  Local laws and ordinances may also apply to such activities as waste disposal, road use and noise levels.

Permitting

Permit Acquisition and Fundamental Environmental Permitting Considerations

We have initiated a plan to obtain the required principal environmental operating permits in anticipation of a possible mine start-up in 2009.  Current engineering, results from preliminary discussions regarding environmental permitting, and updated mineral estimates served as the basis for the Technical Report.

A staged permit acquisition program is in progress. The first permitting stage of collecting data for the Plan of Operations is in progress as of the fourth quarter of 2005.  Permits to be obtained at this stage will authorize on-site activities needed to characterize acid neutralization capability of the different rock types, provide hydrological data, condemn the waste heap sites and tailings sites and support infrastructure, as well as obtain environmental baseline data to support the permitting packages.  A Plan of Operations for a new mine is expected to be submitted in the first quarter of 2006 to the BLM.  Future exploration activities and mine expansion initiatives will be included in applications for subsequent approvals on a case-by-case and as-needed basis.

The permits for which we will apply focus on an area of approximately 20 square miles.  Exploration within this boundary, subject to permit applications, may be initiated to further investigate mineralization near or adjacent ot the Mount Hope molybdenum ore-body.

Permitting Process Overview

The development, operation, closure and reclamation of mining projects in the United States require numerous notifications, permits, authorizations and public agency decisions.  This section does not attempt to exhaustively identify all of the permits and authorizations that need to be granted, but instead focuses on those that are considered to be critical for project start-up.

Environmental Inventories

There are certain environmental evaluations that routinely must be completed in order to provide the information against which project impacts are measured.  Both the U.S. Forest Service (“USFS”) and the Nevada Division of Environmental Protection, Bureau of Mining Regulation and Reclamation (“BMRR”) have requirements to profile existing conditions and to evaluate what effects will result from implementing the project plans on the Mount Hope mineralization within the Mine Plan.

Background information on geology, air quality, soils, biology, water resources, social and economic conditions, and cultural resources is currently being assembled for us and will be submitted to the appropriate regulatory agencies.

Permitting Requirements

Nevada Division of Water Resources Requirements

Mount Hope is centered between two water basins: the Kobeh Basin and the Diamond Basin.  Development of the Mount Hope Project will involve significant water demand in an arid region of Nevada.  Successful mining and processing will require careful control of project water and efficient reclamation, all of which we believe is obtainable pursuant to our Mine Plan, Plan of Operations and capital cost estimates.

The Nevada Division of Water Resources (“NDWR”) is the responsible agency for granting water rights permits.  We have applied to the NDWR for twelve water rights permits for a total of 16,130 acre feet per annum within the Kobeh Basin.  Our water needs are estimated by us in our Plan of Operations to be 2,904 acre feet per annum, providing a difference of 3,226 acre feet in excess of our estimated water needs.

In addition, we have secured 1,200 acre feet per annum in the Diamond Basin through the Gale Ranch Option.  See “General Development of the Business – Overview”.  These water rights will be used for open pit de-watering, which is estimated by us to be between 810 and 4,800 acre feet per annum depending on  the depth of the open pit (i.e., a deeper pit requires more water).

We believe that water rights applied for by us will be sufficient to conduct planned operations.  The well field to perfect this water supply has not yet been tested or developed, but as described above, the twelve permits have been applied for.  Granting of the excess 3,226 acre feet per annum above our expected water needs will allow for a backup source and sufficient capacity, we believe, for the expansion in year 12 and for higher throughputs in years 1-11 during periods when softer ore is encountered.  The grinding slurry circuit and the flotation and tailings circuit have been sized with this possibility in mind.

Additionally, as a further example of our conservative approach to water appropriation, we are actively soliciting ranchers in the Diamond Basin for additional water sources.

Nevada Division of Environmental Protection – Bureau of Mining Regulation and Reclamation Requirements

The BMRR also regulates mining activities within the state including water pollution control and reclamation.  BMRR also administers and enforces the requirements relating to the reclamation of land subject to mining or exploration projects.  We expect to be required to post a reclamation bond from a financial institution or otherwise set aside a corresponding amount for the benefit of BMRR.

Nevada Division of Environmental Protection – Bureau of Air Quality Requirements

Prior to the commencement of construction activities and in conjunction with facility operations, an air quality permit will be necessary. The Nevada Bureau of Air Quality regulations state that, in addition to other requirements, a process flow diagram must be generated to communicate the technical aspects of the process/activity and determine which class of permit will be required. We plan to prepare the required process flow diagram and submit our permit application during 2006.

United States Regulatory Matters

General

All of our exploration activities in the United States are subject to regulation by governmental agencies under various mining, mine safety and environmental laws. The nature and scope of regulation depends on a variety of factors, including the type of activities being conducted, the ownership status of land on which the operations are located, the nature of the resources affected, the states in which the operations are located, the delegation of federal air and water-pollution control and other programs to state agencies, and the structure and organization of state and local permitting agencies.  We evaluate our projects in light of the cost and impact of regulations on the proposed activity, and evaluate new laws and regulations as they develop to determine the impact on, and changes necessary to, our operations.

Generally, compliance with environmental and related laws and regulations requires us to obtain permits issued by regulatory agencies and to file various reports and keep records of our operations. Some permits require periodic renewal or review of their conditions and may be subject to a public review process during which opposition to our proposed operations may be encountered.

U.S. Federal and State Environmental Law

Our past and future activities in the United States may cause us to be subject to liability under various federal and state laws. Proposed mining activities on federal land trigger regulations promulgated by the USFS, the BLM, and potentially other federal agencies, depending on the nature and scope of the impacts. For operations on federal public lands administered by the BLM that disturb more than five acres, an operator must submit a Plan of Operations to BLM. On USFS-administered lands, the USFS requires the submission of a notice for all mining operations, regardless of size, and a Plan of Operations if the USFS determines that there will be any “significant” disturbance of the surface.

The Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (“CERCLA”), imposes strict, joint, and several liability on parties associated with releases or threats of releases of hazardous substances. Liable parties include, among others, the current owners and operators of facilities at which hazardous substances were disposed or released into the environment and past owners and operators of properties who owned such properties at the time of such disposal or release. This liability could include response costs for removing or remediating the release and damages to natural resources. We are unaware of any reason why our undeveloped properties would currently give rise to any potential CERCLA liability. We cannot predict the likelihood of future CERCLA liability with respect to our properties, or to surrounding areas that have been affected by historic mining operations.

Under the Resource Conservation and Recovery Act (“RCRA”) and related state laws, mining companies may incur costs for generating, transporting, treating, storing, or disposing of hazardous or solid wastes associated with certain mining-related activities. RCRA costs may also include corrective action or clean up costs.

Mining operations may produce air emissions, including fugitive dust and other air pollutants, from stationary equipment, such as crushers and storage facilities, and from mobile sources such as trucks and heavy construction equipment. All of these sources are subject to review, monitoring, permitting, and/or control requirements under the federal Clean Air Act and related state air quality laws. Air quality permitting rules may impose limitations on our production levels or create additional capital expenditures in order to comply with the permitting conditions.

Under the federal Clean Water Act and delegated state water-quality programs, point-source discharges into “Waters of the State” are regulated by the National Pollution Discharge Elimination System (“NPDES”) program, while Section 404 of the Clean Water Act regulates the discharge of dredge and fill material into “Waters of the United States,” including wetlands. Stormwater discharges also are regulated and permitted under that statute. All of those programs may impose permitting and other requirements on our operations.

NEPA requires an assessment of the environmental impacts of “major” federal actions. The “federal action” requirement can be satisfied if the project involves federal land or if the federal government provides financing or permitting approvals. NEPA does not establish any substantive standards; it merely requires the analysis of any potential impact. The scope of the assessment process depends on the size of the project. An “Environmental Assessment” (“EA”) may be adequate for smaller projects. An EIS, which is much more detailed and broader in scope than an EA, is required for larger projects. NEPA compliance requirements for any of our proposed projects could result in additional costs or delays.

The Endangered Species Act (“ESA”) is administered by the U.S. Department of Interior’s U.S. Fish and Wildlife Service. The purpose of the ESA is to conserve and recover listed endangered and threatened species and their habitat. Under the ESA, “endangered” means that a species is in danger of extinction throughout all or a significant portion of its range. “Threatened” means that a species is likely to become endangered within the foreseeable future. Under the ESA, it is unlawful to “take” a listed species, which can include harassing or harming members of such species or significantly modifying their habitat. We conduct wildlife and plant inventories as required as part of the environmental assessment process prior to initiating exploration projects. We currently are unaware of any endangered species issues at any of our projects. Future identification of endangered species or habitat in our project areas may delay or adversely affect our operations.

We are committed to fulfilling our requirements under applicable environmental laws and regulations. These laws and regulations are continually changing and, as a general matter, are becoming more restrictive. Our policy is to conduct our business in a manner that safeguards public health and mitigates the environmental effects of our business activities. To comply with these laws and regulations, we have made, and in the future may be required to make, capital and operating expenditures.

U.S. Federal and State Reclamation Requirements

We are subject to land reclamation requirements under state and federal law, which generally are implemented through reclamation permits that apply to exploration activities. These requirements often mandate concurrent reclamation and require the posting of reclamation bonds or other financial assurance sufficient to guarantee the cost of reclamation. If reclamation obligations are not met, the designated agency could draw on these bonds and letters of credit to fund expenditures for reclamation requirements.

Reclamation requirements generally include stabilizing, contouring and re-vegetating disturbed lands, controlling drainage from portals and waste rock dumps, removing roads and structures, neutralizing or removing process solutions, monitoring groundwater at the mining site, and maintaining visual aesthetics. We believe that we currently are in substantial compliance with and are committed to maintaining all of our financial assurance and reclamation obligations pursuant to our permits and applicable laws.

Employees

As of December 31, 2005, we had seven full-time employees and we presently lease an office that consists of 1,400 square feet.  We plan to add several more employees during 2006, including a Chief Financial Officer, a site Project Manager, a professional geologist, and a field office assistant to further the Mount Hope Project’s technical progress and permitting.  We intend to utilize the services of consultants and contractors to provide additional services to us, particularly with regard to the Mount Hope Project.

RISK FACTORS

Our failure to successfully address the risks and uncertainties described below would have a material adverse effect on our business, financial condition and/or results of operations, and the trading price of our common stock may decline.  We cannot assure you that we will successfully address these risks or other unknown risks that may affect our business.

Our investors may lose their entire investment in our securities

An investment in our securities is highly speculative and may result in the loss of the entire investment. Only potential investors who are experienced investors in high risk investments and who can afford to lose their entire investment should consider an investment in our securities.

Our profitability depends largely on the success of our Mount Hope Project, the failure of which would have a material adverse effect on our financial condition

We are focused primarily on the development of our Mount Hope Project.  Accordingly, our profitability depends largely upon the successful development and operation of this project.  We are currently incurring losses and we expect to continue to incur losses until molybdenum production begins at the Mount Hope Project.  We cannot assure you that we will achieve production at the Mount Hope Project or that we will ever be profitable even if production is achieved.  The failure to successfully develop the Mount Hope Project would have a material adverse effect on our financial condition, results of operations and cash flows.  Even if we are successful in achieving production, an interruption in operations at Mount Hope that prevents us from extracting ore from the Mount Hope Project for any reason would have a material adverse impact on our business.

We require and may not be able to obtain substantial additional financing in order to fund our operations and if we are successful in raising additional capital, it may have a dilutive and other adverse effects on our stockholders

We will require substantial additional capital to develop the Mount Hope Project and to construct the mining and processing facilities at any site chosen for mining.  We estimate that following the completion of permitting and engineering at the Mount Hope Project, the initial capital costs for the development of the Mount Hope Project are approximately $412.6 million, including working capital and contingencies, but excluding reclamation bonding requirements, inflation, interest and other financing costs.  The estimated capital costs of the Mount Hope Project are based on the Technical Report, and those estimates could change after the detailed engineering process has been completed.  We have limited financial resources, do not generate operating revenue, and must finance our Mount Hope Project development costs by other means.  We cannot assure you that we will be able to obtain the necessary financing for the Mount Hope Project on favourable terms or at all.  Additionally, if the actual costs to complete the development of the Mount Hope Project are significantly higher than we expect, we may not have enough funds to cover these costs and we may not be able to obtain other sources of financing.  The failure to obtain all necessary financing would prevent us from achieving production at the Mount Hope Project and impede our ability to become profitable.

We are currently reviewing the technical merits of some of our interests in properties other than the Mount Hope Project, including the Hall-Tonopah property.  See “Business – Other Properties”.  We will also require significant additional capital to permit and/or commence mining activities at this or any of our other potential projects.  We cannot assure you that we will be able to obtain the financing necessary to exercise this option and we cannot assure you that we will be able to obtain the necessary financing to commence exploration activities on any of our other properties, should we decide to do so.

If additional financing is not available, or available only on terms that are not acceptable to us, we may be unable to fund the development and expansion of our business, attract qualified personnel, take advantage of business opportunities or respond to competitive pressures.  Any of these events may harm our business. Also, if we raise funds by issuing additional shares of our common stock or debt securities convertible into common stock, our stockholders will experience dilution, which may be significant, to their ownership interest in us. If we raise funds by issuing shares of a different class of stock other than our common stock or by issuing debt, the holders of such different classes of stock or debt securities may have rights senior to the rights of the holders of our common stock.  In December 2005, we filed a Preliminary Prospectus with the OSC to conduct an initial public offering of our common stock in Canada.   We have determined not to proceed with the Canadian offering at this time but we may do so at a later date, depending on market conditions and other factors.  However, there can be no assurance that we will be successful in conducting such an offering in Canada or elsewhere.

If we expand our current operations to opportunities other than the Mount Hope Project, any such expansion may divert funds and personnel from the Mount Hope Project

We are currently focused primarily on the development of our Mount Hope Project.  However, we have other properties and will have other opportunities to expand our operations in the future.  If we engage in projects other than the Mount Hope Project, it may divert our working capital and management attention away from the Mount Hope Project, which could adversely affect our profitability.

Fluctuations in the market price of molybdenum and other metals could adversely affect the value of our company and our securities

The profitability of mining operations is directly related to the market price of the metals being mined.  The market prices of base and precious metals such as molybdenum, copper, gold and silver fluctuate widely and are affected by numerous factors beyond the control of any mining company.  These factors include fluctuations with respect to the rate of inflation, the exchange rates of the US dollar and other currencies, interest rates, global or regional political and economic conditions and banking crises, global and regional demand, production costs in major molybdenum producing areas and a number of other factors.  Any drop in the price of molybdenum and other metals important to our operations would adversely impact our revenues, profits and cash flows.  In particular, a sustained low molybdenum price could:

•

cause suspension of our mining operations at our Mount Hope Project, if such operations become uneconomic at the then-prevailing molybdenum price, thus further reducing revenues;

•

prevent us from fulfilling our obligations under our agreements or under our permits and licenses which could cause us to lose our interests in, or be forced to sell, our properties; and

•

have a negative effect on the availability of financing to us.

Furthermore, the need to reassess the feasibility of any of our projects if molybdenum prices decline could cause substantial delays or might interrupt operations until the reassessment can be completed.  Mineral reserve calculations and life-of-mine plans using significantly lower molybdenum prices could result in reduced estimates of mineral reserves and in material write-downs of our investment in mining properties and increased amortization, reclamation and closure charges.

The volatility in metals prices is illustrated by the quarterly average price ranges from January 2001 through December 2005 for the following metals: Molybdenum (lb) $2.25 – $34.00; Gold (oz) $256.25 – $494.80; Silver (oz) $4.24 – $8.35; Copper (lb) $0.67 – $2.05.  Average molybdenum prices are quoted in Platt’s Metals Week.  Average gold and silver prices are from the London Metal Exchange, and average copper prices are from Comex, a division of the New York Mercantile Exchange.

Our profitability is subject to demand for molybdenum, and any decrease in that demand, or increase in the world’s supply, could adversely affect our results of operations

Molybdenum is used primarily in the steel industry.  The demand for molybdenum from the steel industry and other industries may decline due to a number of factors.  A sustained low molybdenum demand (particularly from China) could cause suspension of our mining operations at our Mount Hope Project.  A sustained significant increase in supply could also adversely affect our results. The robustness of the expansion in demand for metals such as molybdenum, is currently fuelled in large part by, and is dependent upon, the growth in Asia.

We may not be able to obtain or renew licences, rights and permits required to develop or operate our mines, or we may encounter environmental conditions or requirements which would adversely affect our business

In the ordinary course of business, mining companies are required to seek governmental permits for expansion of existing operations or for the commencement of new operations.  In addition to requiring permits for the development of the mine, we will need to obtain various mining and environmental permits during the life of the project.  Obtaining and renewing the necessary governmental permits is a complex and time-consuming process involving numerous jurisdictions and often involving public hearings and costly undertakings on our part.  The duration and success of our efforts to obtain or renew permits will be contingent upon many variables not within our control, including the environmental conditions at the location of the Mount Hope Project.  Obtaining or renewing environmental protection permits, including the approval of reclamation plans, may increase costs and cause delays depending on the nature of the activity to be permitted and the interpretation of applicable requirements implemented by the permitting authority.  We will be required to make applications to the BLM for the rights to develop our Mount Hope Project.  We will also need to successfully complete the National Environmental Policy Act (“NEPA”) process of review and public scrutiny and obtain various state and federal permits including water discharge, waste facility and pit dewatering permits before we can mine and produce molybdenum products at our Mount Hope Project.  There can be no assurance that all necessary permits will be obtained and, if obtained, will be renewed, or that in each case the costs involved will not exceed those that we previously estimated.  It is possible that the costs and delays associated with compliance with such standards and regulations could become such that we would not proceed with the development or operation of a mine or mines.

The development of the Mount Hope Project may be delayed, which could result in increased costs or an inability to complete the development of the Mount Hope Project

We may experience delays in developing the Mount Hope Project.  These delays may affect the timing of development of the project, and could increase its development costs, affect its economic viability, or prevent us from completing its development.

The timing of development of the Mount Hope Project depends on many factors, some of which are beyond our control, including:

•

timely issuance of permits and licenses;

•

procurement of additional financing;

•

acquisition of surface land and easement rights required to develop and operate the project;

•

completion of basic engineering; and

•

construction of the project.

In addition, factors such as fluctuations in the market price of molybdenum and in foreign exchange or interest rates, as well as international political unrest, could adversely affect our ability to obtain adequate financing to fund the development of the project on a timely basis.

Our mineralization and reserve estimates are uncertain, and any material inaccuracies in those estimates could adversely affect the value of our mineral reserves

There are numerous uncertainties inherent in estimating mineralization and reserves, including many factors beyond our control.  The estimation of mineralization and reserves is a subjective process and the accuracy of any such estimates is a function of the quality of available data and of engineering and geological interpretation and judgment.  Results of drilling, metallurgical testing, production, and the evaluation of mine plans subsequent to the date of any estimate may justify revision of such estimates.  No assurances can be given that the volume and grade of mineralization and reserves recovered and rates of production will not be less than anticipated.  Assumptions about prices are subject to greater uncertainty and metals prices have fluctuated widely in the past.  Declines in the market price of specialty, base or precious metals also may render mineralization and reserves containing relatively lower grades of ore uneconomic to exploit.  Changes in operating and capital costs and other factors including, but not limited to, short-term operating factors such as the need for sequential development of ore bodies and the processing of new or different ore grades, may materially and adversely affect mineralization and reserves.

Any material inaccuracies in our production estimates could adversely affect our results of operations

We have prepared estimates of future molybdenum production. We cannot assure you that we will ever achieve our production estimates or any production at all. Our production estimates depend on, among other things:

•

the accuracy of our mineralization and reserves estimates;

•

the accuracy of assumptions regarding ore grades and recovery rates;

•

ground conditions and physical characteristics of the mineralization, such as hardness and the presence or absence of particular metallurgical characteristics;

•

the accuracy of estimated rates and costs of mining and processing; and

•

our ability to obtain all permits and construct a processing facility at Mount Hope.

Our actual production may vary from our estimates if any of our assumptions prove to be incorrect. With respect to the Mount Hope Project, we do not have the benefit of actual mining and production experience in verifying our estimates, which increases the likelihood that actual production results will vary from the estimates.

Mining is inherently dangerous and subject to conditions or events beyond our control, and any operating hazards could have a material adverse effect on our business

Mining at the Mount Hope Project will involve various types of risks and hazards, including: environmental hazards, industrial accidents, metallurgical and other processing problems, unusual or unexpected rock formations, structure cave-in or slides, flooding, fires and interruption due to inclement or hazardous weather conditions.

These risks could result in damage to, or destruction of, mineral properties, production facilities or other properties, personal injury or death, environmental damage, delays in mining, increased production costs, monetary losses and possible legal liability.  We may not be able to obtain insurance to cover these risks at economically feasible premiums and some types of insurance may be unavailable or too expensive to maintain.  We may suffer a material adverse effect on our business and the value of our securities may decline if we incur losses related to any significant events that are not covered by our insurance policies.

Our operations make us susceptible to environmental liabilities that could have a material adverse effect on us

Mining is subject to potential risks and liabilities associated with the potential pollution of the environment and the necessary disposal of mining waste products occurring as a result of mineral exploration and production.  Insurance against environmental risk (including potential liability for pollution or other hazards as a result of the disposal of waste products occurring from exploration and production) is not generally available to us (or to other companies in the minerals industry) at a reasonable price.  To the extent that we become subject to environmental liabilities, the satisfaction of any such liabilities would reduce funds otherwise available to us and could have a material adverse effect on us.  Laws and regulations intended to ensure the protection of the environment are constantly changing, and are generally becoming more restrictive.

There is no guarantee that legal title to the properties in which we have an interest will not be challenged, which could result in the loss of our rights in those properties

The ownership and validity, or title, of unpatented mining claims are often uncertain and may be contested.  A successful claim contesting our title or interest to a property will cause us to lose our rights to mine that property.  In addition, the success of such a claimant could result in our not being compensated for our prior expenditures relating to the property.

Mineral exploration and mining activities require compliance with a broad range of laws and regulations, and compliance with or violation of these laws and regulations may be costly

Mining operations and exploration activities are subject to national and local laws and regulations governing prospecting, development, mining, production, exports, taxes, labor standards, occupational health and safety, waste disposal, toxic substances, land use, environmental protection, reclamation obligations and mine safety.  In order to comply with applicable laws and regulations, we may be required to make capital and operating expenditures or to close an operation until a particular problem is remedied.  In addition, if our activities violate any such laws and regulations, we may be required to compensate those suffering loss or damage, and may be fined if convicted of an offense under such legislation.  We may also incur additional expenses and the Mount Hope Project may be delayed as a result of changes and amendments to such laws and regulations.

Land reclamation requirements for exploration properties may be burdensome and may divert funds from our exploration programs

Although variable, depending on location and the governing authority, land reclamation requirements are generally imposed on mineral exploration companies, as well as companies with mining operations, in order to minimize long term effects of land disturbance.  Reclamation may include requirements to control dispersion of potentially deleterious effluents and to reasonably re-establish pre-disturbance land forms and vegetation.  In order to carry out reclamation obligations imposed on us in connection with our mineral exploration, we must allocate financial resources that might otherwise be spent on further exploration programs.

Non-compliance with our Mount Hope Lease could result in loss of our rights to develop the Mount Hope Project and may adversely affect our business

We lease the Mount Hope Project from Mount Hope Mines, Inc. under the Mount Hope Lease.  The terms of the Mount Hope Lease are described under “Business – Description of the Mount Hope Project – Lease Agreement”.  Failure to comply with the terms of the Mount Hope Lease (which principally require us to make prescribed payments on or before certain prescribed dates) could result in loss of our rights to develop the Mount Hope Project.  Any loss of rights under the Mount Hope Lease would have a material adverse effect on us and our ability to generate revenues.

Our ability to operate our company effectively could be impaired if we lose key personnel

We depend on the services of key executives, including Robert L. Russell, our chairman and Chief Executive Officer, and a small number of experienced executives and personnel focused on the development of the Mount Hope Project.  Additionally, the number of persons skilled in the development and operation of mining properties is limited and significant competition exists for these individuals.  We cannot assure you that we will be able to employ key personnel or that we will be able to attract and retain qualified personnel in the future.  We do not maintain “key person” life insurance to cover our executive officers.  Due to the relatively small size of our company, our failure to retain or attract key personnel may delay or otherwise adversely affect the development of the Mount Hope Project, which would have a material adverse effect on our business.

We may not be able to attract and retain the additional personnel we will need to develop any of our projects, including the Mount Hope Project

We are a small company with a limited operating history.  As of March 10, 2006, we had seven employees.  The development of any of our proposed projects, including the Mount Hope Project, will place substantial demands on us.  We will be required to recruit additional personnel and to train, motivate and manage these new employees.  There can be no assurance that we will be successful in attracting and retaining such personnel.

The mining industry is an intensely competitive industry, and we may have difficulty effectively competing with other mining companies in the future

Mines have limited lives and, as a result, we must continually seek to replace and expand our mineralization and reserves through the acquisition of new properties. Significant competition exists for the acquisition of properties producing or capable of producing copper, gold and other metals. We may be at a competitive disadvantage in acquiring additional mining properties because we must compete with other individuals and companies, many of which may have greater financial resources and larger technical staffs than we have. As a result of this competition, we may be unable to acquire attractive mining properties on acceptable terms.

New legislation, including the Sarbanes-Oxley Act of 2002, may make it difficult for us to retain or attract officers and directors

We may be unable to attract and retain qualified officers, directors and members of board committees required to provide for our effective management as a result of the recent changes and currently proposed changes in the rules and regulations which govern publicly-held companies. The Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of directors and executive officers.  We are a small company with a limited operating history and no revenues or profits, which may influence the decisions of potential candidates we may recruit as directors or officers.  The perceived increased personal risk associated with these recent changes may deter qualified individuals from accepting these roles.

Any adverse results from evaluation of our internal controls under Section 404 of the Sarbanes-Oxley Act of 2002 could result in a loss of investor confidence in our financial reports and have an adverse effect on the price of our common stock

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we expect that beginning with our annual report on Form 10-KSB for the fiscal year ended December 31, 2007, we will be required to furnish a report by management on our internal controls over financial reporting.  Such report will contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting, including a statement as to whether or not our internal control over financial reporting is effective.  This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by our management. Such report must also contain a statement that our auditors have issued an attestation report on our management’s assessment of such internal controls.  Public Company Accounting Oversight Board Auditing Standard No. 2 provides the professional standards and related performance guidance for auditors to attest to, and report on, our management’s assessment of the effectiveness of internal control over financial reporting under Section 404.

While we believe our internal control over financial reporting is effective for our current operations, we will be required to assemble the system and processing documentation and perform the evaluation needed to comply with Section 404, which is both costly and challenging. We cannot be certain that we will be able to complete our evaluation, testing and any required remediation in a timely fashion.  During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that such internal control is effective.  If we are unable to assert that our internal control over financial reporting is effective as of December 31, 2007 (or if our auditors are unable to attest that our management’s report is fairly stated or they are unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have a material adverse effect on our stock price.

Failure to comply with the new rules may also make it more difficult for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage and/or incur substantially higher costs to obtain the same or similar coverage.  The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on committees of our board of directors, or as executive officers.

Our common stock has a limited public market, which may adversely affect the market price of our shares and make it difficult for our stockholders to sell their shares

Although our shares are currently traded on the OTC Bulletin Board in the United States, our common stock currently has a very limited public market.  On February 14, 2006, we filed an application to list our common stock on the American Stock Exchange, or AMEX.  We also intend to seek to have our common stock listed for trading on the TSX.  There is no assurance, however, that we will meet the initial or continued listing criteria for these exchanges.  Even if we are successful in listing our common stock on the AMEX and/or TSX, there can be no assurance that an active and liquid trading market will ever develop for our common stock.  Such a failure may have a material adverse impact on the market price of our shares and the ability to dispose of our common stock in a timely manner or at all.

Future sales of our common stock may adversely affect our share price and our financing needs may have a dilutive impact on our shareholders

Sales of a substantial number of our shares in the public market, or the perception that these sales could occur, could substantially decrease the market price of our common stock.  We intend to file a registration statement covering the resale of 39,964,940 shares of our common stock by our stockholders or persons who may become our stockholders through the exercise of warrants, and a registration statement covering shares subject to issuance under our stock plan.

If these securities are covered by an effective registration statement in the United States or resales of these securities are otherwise exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), they will be freely tradeable, other than any shares sold by our affiliates.  Substantially all of the common stock held by our affiliates is available for resale in the US public market subject to compliance with Rule 144 under the Securities Act.  As we register shares of our common stock, and as restrictions on resale end, the market price of our common stock could drop significantly if the holders of these shares sell them or are perceived by the market as intending to sell them.  We make no prediction as to the effect, if any, that future sales of common stock, or the availability of common stock for future sale, will have on the market price of our common stock prevailing from time to time.

We do not anticipate paying cash dividends in the foreseeable future

We do not plan to pay cash dividends on our common stock in the foreseeable future.  The payment of future cash dividends, if any, will be reviewed periodically by our board of directors and will depend upon, among other things, conditions then existing, including our earnings, financial condition and capital requirements, restrictions in financing agreements, business opportunities and conditions, and other factors.

Our officers and directors own a significant percentage of our common stock, which may limit the ability of our shareholders to influence corporate matters and discourage third parties from making a tender offer or bid to acquire us

As of March 10, 2006, Robert L. Russell, our President and Chief Executive Officer and a director, together with R. David Russell, a director and Robert Russell’s son, and Matthew F. Russell, our Vice President of Operations and Robert Russell’s son, beneficially owned 15.8% of our common stock.  As of March 10, 2006, the remaining executive officers and directors collectively beneficially owned 4.6% of our common stock.  Together, these shareholders could influence the outcome of any corporate transaction or other matter submitted to our shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, which may discourage third parties from making a tender offer or bidding to acquire us.  The interests of these shareholders may differ or conflict with the interests of our other shareholders.

United States broker-dealers may be discouraged from effecting transactions in our common stock because they are considered a penny stock and are subject to the penny stock rules

Rules 15g-1 through 15g-9 promulgated under the United States Securities Exchange Act of 1934, as amended (the “1934 Act”) impose sales practice and disclosure requirements on certain United States broker-dealers who engage in certain transactions involving a “penny stock”.  Subject to certain exceptions, a penny stock generally includes any unlisted equity security that has a market price of less than $5.00 per share.  The additional sales practice and disclosure requirements imposed upon United States broker-dealers may discourage United States broker-dealers from effecting transactions in our common stock, which could severely limit the market liquidity of our common stock and impede the sale of our common stock in the secondary market.

A United States broker-dealer selling penny stock to anyone other than an established customer or “accredited investor”, generally, an individual with net worth in excess of $1,000,000 or an annual income exceeding $200,000, or $300,000 together with his or her spouse, must make a special suitability determination for the purchaser and must receive the purchaser’s written consent to the transaction prior to sale, unless the United States broker-dealer or the transaction is otherwise exempt.  In addition, the penny stock regulations require the United States broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, unless the United States broker-dealer or the transaction is otherwise exempt.  A United States broker-dealer is also required to disclose commissions payable to the United States broker-dealer and the registered representative and current quotations for the securities.  Finally, a United States broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer’s account and information with respect to the limited market in penny stocks.

ITEM 3.

LEGAL PROCEEDINGS

We are not a party to any legal proceedings and are not aware of any such proceedings known to be contemplated.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our 2005 Annual Meeting held on December 29, 2005, all of our seven directors were re-elected.  The following table states the number of votes cast for, votes cast against as well as the number of abstentions as to election of each of the seven directors:

Name of Director	Votes Cast For	Votes Cast Against	Votes Abstained
Robert L. Russell	10,015,326	—	—
John B. Benjamin	10,015,326	—	—
Norman A. Radford	9,890,326	125,000	—
Gene W. Pierson	9,995,326	40,000	—
R. David Russell	8,415,725	1,599,601	—
Richard Nanna	9,890,326	125,000	—
Robert Llee Chapman	8,843,725	1,531,601	—

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock was traded on the over the counter market in the Pink Sheets until July 26, 2004.  Since July 26, 2004, our common stock has been traded on the OTC Bulletin Board under the symbol “IGMI”.  On February 14, 2006, we filed an application to list our common stock on AMEX.  We also intend to seek to list our common stock on the TSX.  No assurance, however, can be made that we will satisfy the initial or continued listing requirements therefor.

The following table sets forth for our common stock, the high and low bid quotations per share and trading volume as reported by the OTC Bulletin Board for the 3rd quarter in 2004 when our common stock began trading on the OTC Bulletin Board, and for each subsequent quarter.  The high and low bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Year	Quarter	High	Low
2004	Third Quarter(1)	$0.70	$0.05
	Fourth Quarter	$0.90	$0.44
2005	First Quarter	$1.49	$0.71
	Second Quarter	$1.88	$0.98
	Third Quarter	$1.47	$0.85
	Fourth Quarter	$1.80	$1.01

_____________

(1)  Our common stock began trading on the OTC Bulletin Board on July 26, 2004.

Holders

As of March 10, 2006, there were approximately 903 holders of record of our common stock.

Dividends

We have never declared or paid dividends on our common stock and we do not anticipate paying any dividends on our common stock in the foreseeable future.  We will pay dividends on our common stock only if and when declared by our board of directors.  Our board’s ability to declare a dividend is subject to limits imposed by Idaho corporate law.  In determining whether to declare dividends, the board will consider these limits, our financial condition, results of operations, working capital requirements, future prospects and other factors it considers relevant.

Options to Purchase Our Securities

The table below sets forth certain information with respect to our equity compensation plans as of March 10, 2006:

	Number of securities to be issued upon exercise of outstanding options	Weighted average excise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans not approved by security holders	-	$-	-
Equity compensation plans approved by security holders:
2003 Stock Option Plan	1,840,000	0.47	205,000
Other equity compensation	2,200,000	0.41	n/a
Total	4,040,000	$0.43	205,000

ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of our financial condition and plan of operations constitutes management’s review of the factors that affected our financial and operating performance for the years ended December 31, 2003, 2004 and 2005.  This discussion should be read in conjunction with our audited financial statements for the three years ended December 31, 2003, 2004 and 2005, including the notes thereto, which are contained elsewhere in this document.

Overview

We are in the business of exploration, development and, if warranted, the mining of properties containing molybdenum, as well as silver, gold, base metals and other specialty metals.  We have an interest in properties on which we intend to conduct mineral exploration.  Our principal asset is the Mount Hope Project (which we hold under lease with MHMI), a primary molybdenum deposit located in Eureka County, Nevada, United States.

Based on the positive results of our pre-feasibility study, we intend to proceed with the permitting and development of the Mount Hope Project.  The project will include the development of an open pit mine, construction of a concentrator plant, construction of a roaster plant, and construction of all related infrastructure to produce TMO.

We began a feasibility study in November 2004 for the purpose of determining our interest in exercising the long term option to lease the Mount Hope Project.  This study, principally accomplished by mining industry consulting firms, was completed in October 2005 and provides a definitive mining and processing plan.  Based on the results of the feasibility study, we exercised our option to lease in October 2005 and entered into the Mount Hope Lease.  Once we raise sufficient funds, we plan to begin permitting, environmental impact studies, and intermediate stage engineering based upon a tentative two-year permitting schedule.  We indicated our intent to proceed with permitting of the project in meetings with the principal regulatory agency, the BLM, and various regulatory agencies of the State of Nevada in the second quarter of 2005.  We plan to file during the first half of 2006 a formal Plan of Operations with the BLM which would trigger the formal review and dialogue aspects of the NEPA process.  Various environmental data and study tasks are ongoing and are expected to assist with the permitting process. We believe that permitting will require approximately 20-30 months from the date of filing of the Plan of Operations, but the timing is dependent on the timing of agency actions over which we have no control.  We expect that a feasibility study will be finalized upon the completion of the permitting process.  We believe that, based upon the pre-feasibility studies completed to date, once we have completed the permitting process and the feasibility study, construction of the planned facilities would take approximately 20-24 months.

Critical Accounting Estimates

Estimates

The process of preparing financial statements in conformity with US GAAP requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses.  Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements.  Accordingly, upon settlement, actual results may differ from estimated amounts.

Cash and Cash Equivalents

For the purposes of the statement of cash flows, we consider all highly liquid investments with original maturities of three months or less to be cash equivalents.

Basic and Diluted Net Loss Per Share

Net loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period.  The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.

Mineral Exploration and Development Costs

All exploration expenditures are expensed as incurred. Significant property acquisition payments for active exploration properties are capitalized.  If no mineable orebody is discovered, previously capitalized costs are expensed in the period the property is abandoned.  Expenditures to develop new mines, to define further mineralization in existing mineral deposits, and, in the future, to expand the capacity of operating mines, will be capitalized and amortized on a units of production basis over the economically demonstrated proven and probable reserves.

Should a property be abandoned, its capitalized costs are charged to operations.  We charge to operations the allocable portion of capitalized costs attributable to properties sold.  Capitalized costs are allocated to properties sold based on the proportion of claims sold to the claims remaining within the project area.

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

Provision for Taxes

Income taxes are provided based upon the liability method of accounting pursuant to the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”).  Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end.  A valuation allowance is recorded against the deferred tax asset if management does not believe we have met the “more likely than not” standard imposed by SFAS No. 109 to allow recognition of such an asset.

Property and Equipment

Property and equipment are being depreciated over useful lives of three to seven years using straight-line depreciation.

Results of Operations

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

We are classified as an exploration stage company with no producing mines and accordingly, we do not produce income.  Our net loss for the year ended December 31, 2005 was $4,518,271 as compared to a net loss of $2,337,040 for the year ended December 31, 2004.  The increase of $2,181,231 is attributable primarily to property acquisitions, accounting for options, and the Mount Hope pre-feasibility study.  During the second, third and fourth quarters of 2005 we incurred permitting and associated expenses that significantly contributed to additional operating expenses.  We also incurred higher corporate and administrative costs in a number of areas consistent with our substantially increased activity levels.  These costs include new hires and employee compensation expenses, marketing and investor relations expenses, general legal expenses, and accounting and compliance issues reflecting the greater complexity of our operations.

Exploration and development expenditures of $2,397,153 were incurred at the Mount Hope Project during the 2005 fiscal year as exploration and development activity proceeded at a very aggressive pace.  This is consistent with our stated objective to complete our Mount Hope Project plans and to focus on the permitting required to bring the project to commercial production.  All of the expenditures during the 2005 fiscal year were related to this objective and associated pre-feasibility study costs represent the majority of expenditures at the Mount Hope Project.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

The net loss for the year ended December 31, 2004 was $2,337,040 as compared to a net loss of $68,911 for the year ended December 31, 2003.  The increase of $2,268,129 in the net loss from the previous fiscal year is attributable to a much higher level of overall activity following company reactivation, specifically the expenses related to the Mount Hope Project.

We estimate that exploration and development expenditures of $1,596,307 were incurred during the 2004 fiscal year, while we incurred no exploration and development expenditures in fiscal year 2003 as we had almost no activity and were in a “restart mode”.  All of the expenditures for the 2004 fiscal year are related to company restart overheads, property acquisition and purchase costs for the Mount Hope and Margaret properties, as well as legal and general and administrative costs.

Liquidity and Capital Resources

We have limited capital resources and thus have to rely upon the sale of equity and debt securities for the cash required for exploration and development purposes, for acquisitions and to fund our administration.  Since we do not expect to generate any revenues in the near future, we must continue to rely upon the sale of our equity and debt securities to raise capital.  There can be no assurance that financing, whether debt or equity, will always be available to us in the amount required at any particular time or for any period or, if available, that it can be obtained on terms satisfactory to us.

Our cash balance as at December 31, 2005 was $256,773 compared to $700,498 as at December 31, 2004.  The decrease in cash balance was due to the increase in operating expenses associated with increase level of expenditures with the Mount Hope property.  Total assets as at December 31, 2005 were $849,646 compared to $1,221,807 as at December 31, 2004. The decrease in total assets is attributable to a decrease in cash attributable in increase in expenditures with the Mount Hope project. Liabilities as at December 31, 2005 were $815,753 compared to $27,016 as at December 31, 2004.  The increase in liabilities is primarily attributable to legal fees generated through the due diligence and document development for financings completed in 2005 and the first quarter of 2006.

On April 27, 2005, we concluded a private placement of 2,998,932 units at a price of $0.75 per unit.  Each unit consisted of one share of our common stock and one warrant to purchase one share of our common stock.  Each warrant is exercisable for 24 months from the date of issuance and carries an exercise price of $1.00 per share.  The gross proceeds of this offering were $2,249,200 and, after payment of sales commissions and finder’s fees, we received net proceeds of $2,108,150.

On January 10, 2006, we concluded a private placement of 3,441,936 units at a price of $1.10 per unit.  Each unit consisted of one share of our common stock and one-half of one warrant to purchase one share of our common stock.   Each whole warrant is exercisable for 24 months from the date of issuance and carries an exercise price of $1.75 per whole share.  The gross proceeds of this offering were $3,786,129.40 and, after payment of sales commissions and finder’s fees, we received net proceeds of $3,620,730.54.

On February 15, 2006, we concluded a private placement of 15,000,000 units at a price of $2.00 per unit. Each unit consisted of one share of our common stock and a warrant to purchase one-half of a share of our common stock. Each whole warrant is exercisable for five years from the date of issuance and carries an exercise price of $3.75 per whole share.  The gross proceeds of this offering were $30,000,000.00 and, after payment of sales commissions and finder’s fees, we received net proceeds of $27,875,000.  In the aggregate, we issued 15 million shares of common stock and warrants to purchase an additional 8.3 million shares, including warrants issued as compensation to the placement agent.

Contractual Obligations for Future Payments

Payments due by Period
		Total		Less than 1 year	1-3 years		4-5 years		After 5 years
	Contractual obligations	$000’s		$000’s	$000’s		$000’s		$000’s
	Long-term debt	—		—	—		—		—
	Capital lease obligations	—		—	—		—		—
Operating leases(1)	To MHMI	725.0		250.0(2)	475.0(3)		—		—
		If Project Financing(5) is obtained by October 19, 2008	If Project Financing(5) is not obtained by October 19, 2008		If Project Financing(5) is obtained by October 19, 2008	If Project Financing(5) is not obtained by October 19, 2008	If Project Financing(5) is obtained by October 19, 2008	If Project Financing(5) is not obtained by October 19, 2008	If Project Financing(5) is obtained by October 19, 2008	If Project Financing(5) is not obtained by October 19, 2008
	To MHMI	2,500.0(9)	3,550.0(9)	—	2,500.0(6)	350.0(7)	—	700.0(7)	(4)	2,500.0(4)(7)
	Purchase obligations	—	—	—	—	—	—	—	—	—
	Other long-term obligations	—	—	— (8)	—	—	—	—	—	—
	Total contractual obligations	3,225.0	3,550.0	250.0	2,975.0	350.0	—	700.0	—	2,500.0

(1)  All information on operating leases relates to the Mount Hope Lease.  Information provided in this table includes only periodic payments under the Mount Hope Lease.  We have certain advance royalty and production royalty payment obligations under the Mount Hope Lease which are not included in the numbers presented in the table.  See “Business – Description of the Mount Hope Project – Royalties, Agreements and Encumbrances” for details on our advance royalty and production royalty obligations under the Mount Hope Lease.

(2)  Includes payments of $125,000 due to MHMI under the Mount Hope Lease on each of April 19, 2006 and October 19, 2006.

(3)  Includes: (a) $125,000 payments due to MHMI under the Mount Hope Lease on April 19, 2007; and (b) $350,000 payment due to MHMI under the Mount Hope Lease on October 19, 2007.

(4)  Depending on when we receive Project Financing, but in no event prior to October 19, 2008, we are also obligated to pay to MHMI under the Mount Hope Lease $500,000 annually.

(5)  “Project Financing” means the securing of funds dedicated to the development of the Mount Hope Project in accordance with the mechanism set out in the Mount Hope Lease to put the Mount Hope Project into commercial production.

(6)  If Project Financing is obtained by October 19, 2008, we will be required to pay MHMI on or before October 19, 2008 the greater of $2,500,000 or 3% of the construction capital cost estimate for the Mount Hope Project calculated in accordance with the Mount Hope Lease. See “Business – Description of the Mount Hope Project – Royalties, Agreements and Encumbrances”.

(7)  If we are unable to secure Project Financing on terms satisfactory to us by October 19, 2008, we may elect to defer the $2,500,000 or 3% of the construction capital cost estimate payment until we obtain Project Financing or until October 19, 2011, whichever is earlier.  If we elect to defer the payment, we will be required to pay to MHMI $350,000 per year on each of October 19, 2008, 2009 and 2010, and on October 19, 2011, we must pay the deferred payment of $2,500,000 and if 3% of the construction capital cost estimate is greater than $2,500,000, we must pay the difference in two equal instalments on October 19, 2012 and October 19, 2013.  See “Business – Description of the Mount Hope Project – Royalties, Agreements and Encumbrances”.

(8)  Does not include up to $1,000,000 that may become payable by us to High Desert depending on the outcome of activities at the Hall Tonopah property.

(9)  Or 3% of the construction capital cost.

Changes in Accounting Policies

We did not change our accounting policies during fiscal 2003, 2004, or 2005.

ITEM 7.

FINANCIAL STATEMENTS

IDAHO GENERAL MINES, INC.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

December 31, 2005

IDAHO GENERAL MINES, INC.

(An Exploration Stage Company)

December 31, 2005

CONTENTS

Report of Independent Registered Public Accounting Firm

48

Financial Statements:

Balance Sheets

49

Statements of Operations

50

Statement of Stockholders’ Equity

51

Statements of Cash Flows

53

Notes to Financial Statements

54

Williams & Webster, P.S.
Certified Public Accountants & Business Consultants

Board of Directors
Idaho General Mines, Inc.
Spokane, Washington

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Idaho General Mines, Inc. (an exploration stage company) as of December 31, 2005 and 2004, and the related statements of operations, stockholders' equity and cash flows for the years then ended and for the period from January 1, 2002 (inception of exploration stage) to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Idaho General Mines, Inc. as of December 31, 2005 and 2004, and the results of its operations, stockholders' equity and cash flows for the years then ended and for the period from January 1, 2002 (inception of exploration stage) to December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

Williams & Webster, P.S.

Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
March 27, 2006

Members of Private Companies Practice Section, SEC Practice Section, AICPA and WSCPA
Bank of America Financial Center • 601 W. Riverside, Suite 1940 • Spokane, WA 99201
Phone (509) 838-5111 • Fax (509) 838-5114 • www.williams-webster.com

IDAHO GENERAL MINES, INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS
	December 31,	December 31,
	2005	2004
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$256,773	$700,498
Tax refund receivable	29,514	-
Employee advances	9,000	-
Prepaid insurance	4,113	-
Total Current Assets	299,400	700,498

PROPERTY AND EQUIPMENT
Office furniture	41,973	22,939
Field equipment	5,428	-
Vehicles	21,376	21,376
Accumulated depreciation	(15,444)	(4,229)
Total Property and Equipment	53,333	40,086

LAND AND MINING CLAIMS	496,913	481,223

TOTAL ASSETS	$849,646	$1,221,807

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$815,753	$27,016
Total Current Liabilities	815,753	27,016

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, Series A, $0.001 par value; 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized,
16,571,312 and 11,582,939 shares issued and outstanding, respectively	16,571	11,583
Additional paid-in capital	7,174,266	3,821,881
Accumulated deficit before exploration stage	(212,576)	(212,576)
Accumulated deficit during exploration stage	(6,944,368)	(2,426,097)
Total Stockholders' Equity	33,893	1,194,791

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$849,646	$1,221,807

The accompanying notes are an integral part of these financial statements.

IDAHO GENERAL MINES, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS

			January 1, 2002
			(Inception of
			Exploration Stage)
	Twelve Months Ended		to
	December 31,	December 31,	December 31,
	2005	2004	2005
REVENUES	$-	$-	$-

OPERATING EXPENSES:
Property research, exploration and development	2,397,153	1,596,307	3,993,460
General and administrative expense	1,202,066	420,743	1,657,708
Professional fees	781,081	34,771	747,792
Directors fees paid with common stock	-	53,500	80,025
Management and administrative fees
paid with stock options	144,500	302,775	458,775
TOTAL OPERATING EXPENSES	4,524,800	2,408,096	6,937,760

LOSS FROM OPERATIONS	(4,524,800)	(2,408,096)	(6,937,760)

OTHER INCOME
Interest and dividend income	6,529	2,048	19,442
Realized gain on marketable securities	-	9,245	5,089
Realized income from timber sales	-	59,764	59,764
TOTAL OTHER INCOME	6,529	71,057	84,295

LOSS BEFORE TAXES	(4,518,271)	(2,337,039)	(6,853,465)

INCOME TAXES	-	-	-

NET LOSS	(4,518,271)	(2,337,039)	(6,853,465)

OTHER COMPREHENSIVE LOSS
Unrealized loss on marketable securities	-	(11,007)	-

COMPREHENSIVE NET LOSS	$(4,518,271)	$(2,348,046)	$(6,853,465)

BASIC AND DILUTED NET LOSS
PER SHARE OF COMMON STOCK	$(0.31)	$(0.39)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING - BASIC AND DILUTED	14,508,054	5,988,288

The accompanying notes are an integral part of these financial statements.

IDAHO GENERAL MINES, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
			Additional	Accumulated Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance, January 1, 2002	3,140,469	$ 314,047	$ 130,957	$ (2,368)	$ (212,576)	$ 230,060

Issuance of common stock for directors' fees	285,000	28,500	(9,975)	-	-	18,525

Unrealized losses on marketable securities	-	-	-	(6,553)	-	(6,553)

Net loss for the year ended December 21, 2002	-	-	-	-	(20,146)	(20,146)
Balances, December 31, 2002	3,425,469	3,425	460,104	(8,921)	(232,722)	221,886

Issuances of common stock
for directors' fees of $0.10 per share	80,000	80	7,920	-	-	8,000

Stock options issued
for management and administration
fees at $0.01 per share	-	-	11,500	-	-	11,500

Unrealized gains on marketable
securities	-	-	-	19,928	-	19,928

Net loss for year ended
December 31, 2003	-	-	-	-	(68,911)	(68,911)
Balances, December 31, 2003	3,505,469	3,505	479,524	11,007	(301,633)	192,403

Issuances of common stock
for directors' fees at $0.50 to $0.62 per share	95,000	95	53,405	-	-	53,500
for property at $0.75 per share
with warrants attached	500,000	500	374,500	-	-	375,000
for services at between $0.11 and $0.85 per share	285,915	286	86,974	-	-	87,260
for expenses at between $0.55 and $0.75 per share
with warrants attached	1,326,000	1,326	910,824	-	-	912,150
for cash at between $0.15 and $0.40 per share
with warrants attached	5,610,555	5,611	1,585,539	-	-	1,591,150
Stock options
exercised for cash at $0.11 per share	260,000	260	28,340	-	-	28,600
granted at between $0.15 and $0.75 per share	-	-	302,775	-	-	302,775

Unrealized losses on marketable securities	-	-	-	(11,007)	-	(11,007)

Net loss for year ended December 31, 2004	-	-	-	-	(2,337,040)	(2,337,040)
Balances, December 31, 2004	11,582,939	$ 11,583	$ 3,821,881	$ -	$ (2,638,673)	$ 1,194,791

The accompanying notes are an integral part of these financial statements.

IDAHO GENERAL MINES, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY

			Additional	Accumulated Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total

Balances, December 31, 2004	11,582,939	$ 11,583	$3,821,881	$ -	$(2,638,673)	$ 1,194,791

Issuances of common stock as follows:
For administration between $0.95 and $1.25
per share	20,000	20	23,480	-	-	23,500
Exploration expense at $0.75 per share	30,000	30	28,470	-	-	28,500
Office furniture at $0.72 per share	15,000	15	10,785	-	-	10,800
For services between $0.72 and $1.13 per share	89,611	90	90,785	-	-	90,875
For cash between $0.75 and $1.10 per
share with warrants attached	3,853,932	3,853	3,055,345	-	-	3,059,198
Stock option activity as follows:
Exercised between $0.165 and $0.70 per share	979,830	980	(980)	-	-	-
Granted at $0.30 and $0.72 per share			144,500	-	-	144,500

Net loss for the year ended December 31, 2005	-	-	-	-	(4,518,271)	(4,518,271)

Balances, December 31, 2005	16,571,312	$ 16,571	$7,174,266	$ -	$(7,156,944)	$ 33,893

The accompanying notes are an integral part of these financial statements.

IDAHO GENERAL MINES, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
			January 1, 2002
			(Inception of
	Twelve Months	Twelve Months	Exploration Stage)
	Ended	Ended	to
	December 31,	December 31,	December 31,
	2005	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,518,271)	$(2,337,039)	$(6,853,465)
Adjustments to reconcile net loss to net cash used
by operating activities:
Directors' fees paid by issuing common stock	-	53,500	80,025
Depreciation and amortization	11,215	4,229	15,444
Services and expenses paid with common stock	142,875	999,700	1,142,285
Gain on sale of investments	-	(9,245)	(9,245)
Management and administrative fees paid with
common stock options	144,500	302,775	458,775
Increase in employee advances	(9,000)	-	(9,000)
Increase in prepaid expenses and deposits	(33,627)	-	(33,627)
Increase in accrued expenses	788,737	27,016	724,850
Unrealized loss on securities	-	-	4,157
Net cash used by operating activities	(3,473,571)	(959,064)	(4,479,801)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for the purchase of equipment	(13,662)	(44,315)	(57,977)
Purchase of securities	-	-	(136,987)
Purchase of mining property, claims, options	(15,690)	(24,772)	(40,462)
Cash provided by sale of marketable securities	-	136,757	246,840
Net cash provided (used) by investing activities	(29,352)	67,670	11,414

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock	3,059,198	1,619,750	4,678,948
Proceeds from repayment of related party advance	-	(35,000)	-
Net cash provided by financing activities:	3,059,198	1,584,750	4,678,948

Net increase (decrease) in cash and cash equivalents	(443,725)	693,356	210,561
Cash and cash equivalents, beginning of period	700,498	7,433	46,212

Cash and cash equivalents, end of period	$256,773	$700,789	$256,773

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for equipment	$10,800	$-	$10,800
Common stock and warrants issued for property	$-	$375,000	$375,000
Common stock issued for services and expenses	$142,875	$999,700	$1,142,285
Stock options issued for expenses	$144,500	$302,775	$458,775

The accompanying notes are an integral part of these financial statements.

IDAHO GENERAL MINES, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2005

NOTE 1 - DESCRIPTION OF BUSINESS

Idaho General Mines, Inc. ("the Company" or "IGMI") is an Idaho corporation originally incorporated as General Mines Corporation on November 23, 1925.  In 1966, the Company amended its articles of incorporation to change its name to Idaho General Petroleum and Mines Corporation, and amended its articles again in 1967 changing its name to Idaho General Mines, Inc.  The Company's historic activities have principally consisted of the exploration for nonferrous and precious metals in and around Shoshone County, Idaho.  The Company entered a new exploration stage in early January 2002 when it shifted its focus to minerals exploration.  Prior to 2003, the Company's business has been confined to periodic timber sales from its mining property holdings and other general and administrative activities.  With the listing of the Company on the Over-the-Counter Bulletin Board in May 2004, the Company began a search for substantive mineral properties with a focus on metals such as copper, zinc, silver, gold and specialty metals.   IGMI entered into an option to lease the Mount Hope molybdenum property located in Nevada in November 2004 and exercised that option in October 2005 after several phases of feasibility studies and project design studies, which indicated the attractiveness of the project.  IGMI similarly optioned the Hall molybdenum-copper property, also in Nevada, in 2005 and exercised that option to purchase the Hall property in March 2006 with the intent of assessing economic feasibility by exploring and assessing the property’s potential.  Accordingly, IGMI has assumed the role of exploring, and as warranted, developing major mineral deposits which are at a relatively advanced stage and are worthy of economic consideration.  IGMI has obtained substantial funding in 2004 though the first quarter of 2006 to carry out the above objectives and plans to carry such projects forward to production as indicated and as success in raising of capital allows.

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

Accounting Pronouncements-Recent

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, “Accounting Changes  and Error  Corrections,” (hereinafter “SFAS No. 154”) which replaces Accounting  Principles Board Opinion No. 20, “Accounting  Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements – An Amendment of APB Opinion No. 28.”  SFAS No. 154 provides guidance on accounting for and reporting changes in accounting principle and

IDAHO GENERAL MINES, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2005

error corrections.  SFAS No. 154 requires that changes in accounting principle be applied retrospectively to prior period financial statements and is effective for fiscal years beginning after December 15, 2005.  The Company does not expect SFAS No. 154 to have a material impact on its financial position, results of operations, or cash flows.

In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations.”  FIN 47 clarifies that the term “conditional asset retirement obligation,” which as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity.  The entity must record a liability for a “conditional” asset retirement obligation if the fair value of the obligation can be reasonably estimated.  FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.   FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005.  The Company does not expect SFAS No. 154 to have a material impact on its financial position, results of operations, or cash flows.

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

IDAHO GENERAL MINES, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2005

Cash and Cash Equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Derivative Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (hereinafter "SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative instruments and Hedging Activities-Deferral of the Effective Date of FASB No. 133," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," and SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities," the last of which is effective June 30, 2003.  These statements establish and clarify accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.  They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

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

Exploration Stage Activities

The Company has been in the exploration stage since January 2002 and has not realized any revenue from operations.  It will be primarily engaged in minerals exploration until it enters a development or operations stage.

Fair Value of Financial Instruments

The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, accounts payable and accrued liabilities.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2005 and 2004.

IDAHO GENERAL MINES, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2005

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

Mineral Exploration and Development Costs

All exploration expenditures are expensed as incurred.  Significant property acquisition payments for active exploration properties are capitalized.  If no minable ore body is discovered, previously capitalized costs are expensed in the period the property is abandoned.  Expenditures to develop new mines, to define further mineralization in existing ore bodies, and to expand the capacity of operating mines, are capitalized and amortized on a units-of-production basis over proven and probable reserves.

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

Property and Equipment

During the year ended December 31, 2005, the Company purchased equipment costing $16,873 and computer equipment for $7,589.  The equipment and computer will be depreciated over useful lives of three to seven years using a straight-line depreciation method.  Depreciation expense for the year is $11,215.

During the year ended December 31, 2004, the Company purchased office furniture and equipment for $22,939 and a vehicle for $21,376.  The property and equipment are being depreciated over useful lives of three to seven years using straight-line depreciation.

IDAHO GENERAL MINES, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2005

Reclamation and Remediation

Expenditures for ongoing compliance with environmental regulations that relate to current operations are expensed or capitalized as appropriate.  Expenditures resulting from the remediation of existing conditions caused by past operations that do not contribute to future revenue generations are expensed.  Liabilities are recognized when environmental assessments indicate that remediation efforts are probable and the costs can be reasonably estimated.

Estimates of such liabilities are based upon currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of inflation and other societal and economic factors, and include estimates of associated legal costs.  These amounts also reflect prior experience in remediating contaminated sites, other companies’ clean-up experience and data released by The Environmental Protection Agency or other organizations.  Such estimates are by their nature imprecise and can be expected to be revised over time because of changes in government regulations, operations, technology and inflation.  Recoveries are evaluated separately from the liability and, when recovery is assured, the Company records and reports an asset separately from the associated liability.  At December 31, 2005, the Company had no accrued liabilities for compliance with environmental regulations.

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

At December 31, 2005, the Company had no marketable securities.  During the year ended December 31, 2004, the Company sold all of its available for sale securities for cash of $136,757, resulting in a realized gain on the sale of $9,245.

IDAHO GENERAL MINES, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2005

NOTE 4 - LAND AND MINING CLAIMS

The Company's mining claims and land consist of approximately 107 acres of fee simple land in the Pine Creek area of Shoshone County, Idaho, six patented mining claims known as Chicago-London group, located near the town of Murray in Shoshone County, Idaho and 265 acres of private land and 3 unpatented claims in Josephine County, Oregon, known as the Turner Gold project.  The carrying value of these properties at December 31, 2005 and 2004 is as follows:

	2005	2004
Pine Creek land	$1,450	$1,450
Chicago-London group	80,001	80,001
Turner Gold land	415,462	399,772
Total	$496,913	$481,223

The Company reviews the carrying value of its assets annually and whenever events or circumstances indicate that an asset's fair value may not be at least equal to its carrying value.

During the year ended December 31, 2005, the Company purchased acreage at the Turner Gold project for $15,690.  Also, the Company entered into an option agreement with High Desert Winds LLC for the Hall Tonopah property in Nye County, Nevada.  Pursuant to the terms of this agreement, IGMI has been granted a nine-month option to purchase a ten square mile property including the wind generation potential and water rights, mineral and surface rights, buildings and remaining equipment. These properties would transfer to IGMI upon payment of $5 million to High Desert Winds LLC.  The Company extended the option agreement with High Desert Winds with payments of $75,000 in June and $100,000 in August of 2005.  The option was subsequently extended to March 17, 2006 with an $80,000 payment paid on January 17, 2006.

On November 12, 2004, IGMI entered into an option to lease all property and assets of the Mount Hope Molybdenum Property from Mt. Hope Mines, Inc.  Exercise of the option in October 2005 allows IGMI to proceed for the next 30 years with permitting, developing and mining the deposit and for so long thereafter as IGMI maintains an active operation.  At December 31, 2004, the Company had paid $456,286 on the Mount Hope option and issued 500,000 shares of common stock with 500,000 warrants to purchase shares of common stock.

Pursuant to the terms of the lease, the underlying total royalty on production payable to Mt. Hope Mines, Inc., less certain deductions, is 3 percent for a molybdenum price up to $12 per pound, 4 percent for a molybdenum price up to $15 per pound, and 5 percent for a molybdenum price above $15 per pound.  IGMI is subject to certain periodic payments totaling $1,550,000 to be paid as per schedule between January 2006 and October 2010.  IGMI has a best efforts obligation, by the third anniversary of the lease, to pay Mt. Hope Mines, Inc. a recoverable periodic payment (advance royalty) of 3 percent of the estimated capital cost of the project.  This obligation to pay 3 percent of the construction capital is subject to certain extension provisions through October 2013.  Minimum royalty payment after the mine commences operations is $0.27 a pound of molybdenum if produced and $500,000 per year if the plant is idle.  Additionally, IGMI is obligated to pay Exxon Mineral Company a one percent net smelter royalty on all production.

IDAHO GENERAL MINES, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2005

On June 30, 2005, the Company entered into an option to purchase land and water rights on property located near the Mt. Hope property in Nevada.  The option was paid for with cash of $152,000 and 30,000 shares of restricted common stock.  The option will be in effect for two years commencing June 30, 2005.  Total purchase price of the property is $1.8 million.

NOTE 5 - RELATED PARTY TRANSACTIONS

At December 31, 2005, the Company had an employee receivable in the amount of $9,000 for cash advances to a corporate officer for expenses and salary. This amount was fully repaid in during the three months ended March 31, 2006.

The Company paid professional service fees of $35,319 during the year ended December 31, 2005, to the Company's legal counsel, who is a shareholder and also serves as the Company’s secretary/treasurer.

The Company paid consultant fees of $49,060 during the year ended December 31, 2004, to the son of the Company president, for services provided.

Additional related party transactions are detailed in Notes 6 and 8.

NOTE 6 - COMMON STOCK

During the period ended December 31, 2005, the Company issued 3,853,932 shares of common stock for cash of $3,059,198, issued 89,611 shares of common stock for services valued at $90,875, issued 20,000 shares of common stock for management valued at $23,500, 15,000 shares of common stock for property valued at $10,800, and issued 30,000 shares of stock for property valued at $28,500.  Additionally, upon the cashless exercise of options, the Company issued 979,830 shares of common stock.  At December 31, 2005, some of the shares had not yet been administratively issued.  In April 2005, the Company, in a shareholder rights agreement that prevents a hostile takeover, declared a dividend of one right for every common stock share held.  The right is exercisable at $1.03 until December 31, 2007.  The exercise price of the right is subject to adjustment.

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

During 2004, the board of directors and shareholders adopted amended and restated articles of incorporation, which authorized the Company's issuance of 200,000,000 shares of common stock with a $0.001 par value.  Prior to 2004, the Company was authorized to issue 25,000,000 shares of common stock with a par value of $0.10.

IDAHO GENERAL MINES, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2005

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

On November 16, 2004, the board of directors unanimously consented to amend the articles of incorporation of the Company.  The amendment reclassified 10,000,000 shares of the Company's no par value preferred stock into 10,000,000 shares of $0.001 par value Series A preferred stock.  At December 31, 2004 and 2005, no shares of $0.001 par value Series A preferred stock were issued or outstanding.

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

During the year ended December 31, 2005, the Company granted 950,000 incentive stock options (enabling the option holders to purchase 950,000 shares of common stock) under the Plan with an exercise price of $0.72 and expirations at various dates through 2007.  These options were granted to officers and employees.  The fair value of each option is estimated on the issue date using the Black-Scholes Option Price Calculation.  The following assumptions were made in estimating fair value: risk free interest of 4%; volatility of 73%; dividend rate of 0%; and expected life of 2 years.  The total value was calculated at $307,800.  Expense was recorded of $113,400 for the ISOs, which vested in first quarter of 2005.

During the year ended December 31, 2004, the Company granted 1,485,000 non-qualified stock options outside of the Plan and 1,910,000 incentive stock options under the Plan with exercise prices ranging from $0.15 to $0.75 and expirations at various dates through 2011.  These options were granted to officers, directors, and other related parties.  The fair value of each option is estimated on the issue date using the Black-Scholes Option Price Calculation.  The following assumptions were made in estimating fair value: risk free interest rate of 4%; volatility of 46%; dividend rate of 0%; and expected life of 2 years.  The total value was calculated at $302,775.  Expense was recorded of $19,350 for the ISOs, which vest in first quarter of 2005. Expense was recorded for $11,750 for the ISOs, which vest in third quarter of 2005.

IDAHO GENERAL MINES, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2005

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

The following is a summary of the Company’s stock option plans:

	Number of securities to be issued upon exercise of outstanding options	Weighted average excise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans not approved by security holders	-	$-	-

Equity compensation plans approved by security holders:
2003 Stock Option Plan	1,840,000	0.47	205,000

Other equity compensation	2,200,000	0.41	n/a

Total	4,040,000	$0.43	205,000

IDAHO GENERAL MINES, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2005

The following is a summary of stock option activity in 2004 and 2005:

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2004	1,150,000	$0.11
Granted	3,395,000	0.38
Exercised	260,000	0.11
Forfeited	-	-
Expired	-	-
Outstanding at December 31, 2004	4,285,000	$0.33
Options exercisable at December 31, 2004	3,165,000
Weighted average fair value of options granted during 2004	$0.14
Outstanding at January 1, 2005	4,285,000	$0.33
Granted	950,000	0.72
Exercised	1,195,000	-
Forfeited	-	-
Expired	-	-
Outstanding at December 31, 2005	4,040,000	$0.43
Options exercisable at December 31, 2005	2,880,000
Weighted average fair value of options granted during 2005	$0.32

The following table gives information about the Company's common stock that may be issued upon the exercise of options under the Company's existing stock option plan and upon the exercise of options outside of the Company's existing stock option plan as of December 31, 2005.

Exercise Prices	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number Exercisable	Weighted Average Exercise Price
$0.11	790,000	$0.11	2.96	790,000	$0.11
0.15	150,000	0.15	3.21	150,000	0.15
0.15	100,000	0.15	4.21	100,000	0.15
0.15	450,000	0.15	5.21	-	0.00
0.30	50,000	0.30	5.55	-	0.00
0.30	100,000	0.30	3.56	100,000	0.30
0.44	650,000	0.44	3.74	650,000	0.44
0.44	30,000	0.44	4.74	30,000	0.44
0.44	60,000	0.44	5.74	-	0.00
0.70	220,000	0.70	3.93	220,000	0.70
0.72	350,000	0.72	4.02	350,000	0.72
0.72	300,000	0.72	5.02	-	0.00
0.72	300,000	0.72	6.00		0.00
0.75	490,000	0.75	3.87	490,000	0.75
	4,040,000	$0.44	2.56 years	2,880,000	$0.43
Unrecognized compensation cost of non-vested options			$225,500
Weighted average remaining life of non-vested options			5.78 years

IDAHO GENERAL MINES, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2005

NOTE 9 - COMMON STOCK WARRANTS

During the nine months ended September 30, 2005, the Company granted 2,998,932 common stock warrants (attached to common stock) with an exercise price of $1.00 per share and an expiration date of two years.  The fair value of each option is estimated using the Black-Scholes Option Price Calculation.  The following assumptions were made in estimating fair value: risk free interest of 4%; volatility of 73%; dividend rate of 0%; and expected life of two years.  The total value of these warrants was estimated at $758,148.

During the three months ended December 31, 2005 the Company granted 210,000 common stock warrants with an exercise price of $1.75 per share and an expiration date of two years.  The fair value of each option is estimated using the Block-Scholes option Price Calculation.  The following assumptions were made in estimating fair value: risk interest rate of 4%; dividend rate of 0%; volatility of 82% and expected life of two years.  The total value of these warrants was estimated at $64,767.

During the year ended December 31, 2004, the Company granted 7,010,555 common stock warrants (attached to common stock) with exercise prices ranging from $0.40 to $1.20 and expirations at various dates through 2011.  The fair value of each option is estimated using the Black-Scholes Option Price Calculation.  The following assumptions were made in estimating fair value: risk free interest rate of 4%; volatility of 46%; dividend rate of 0%; and expected life of 2 years.  The total value of these warrants was estimated at $501,140.

NOTE 10 – INCOME TAXES

At December 31, 2005 and December 31, 2004, the Company had deferred tax assets of approximately $1,040,000 and $864,000, respectively, principally arising from net operating loss carryforwards for income tax purposes multiplied by an expected rate of 34%.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax assets, a valuation allowance equal to the deferred tax asset has been established at December 31, 2005 and December 31, 2004.  The significant components of the deferred tax asset at December 31, 2005 and December 31, 2004 were as follows:

	December 31, 2005	December 31, 2004
Net operating loss carryforward	$3,061,000	$2,542,000

Deferred tax asset	$1,040,000	$864,000
Deferred tax asset valuation allowance	(1,040,000)	(864,000)
Net deferred tax asset	$-	$-

At December 31, 2005 and December 31, 2004, the Company has net operating loss carryforwards of approximately $3,061,000 and $2,542,000, respectively, which expire in the years 2022 through 2025.  The change in the allowance account from December 31, 2004 to December 31, 2005 was $176,000.

IDAHO GENERAL MINES, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2005

NOTE 11 - COMMITMENTS AND CONTINGENCIES

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

On June 16, 2005, the Company entered into an agreement to secure the services of a contractor. The terms of the agreement include the issuance of 100,000 restricted shares of common stock to the contractor, vesting in batches of 25,000 through March 1, 2006, and the issuance of an additional 35,000 restricted shares of common stock if a successful deal is consummated.

On August 9, 2005, the Company entered into an agreement with Wachovia Securities to investigate strategic alternatives.  The Company is contractually obligated for an advisory fee of $100,000, payable in three increments, the first of which was paid in August, 2005.  The Company has committed to pay a sliding transaction fee payable at the closing of a merger or acquisition.  In any event, the fee will not be less than $1 million dollars.  In addition, the Company is obligated to reimburse all reasonable expenses incurred by the advisor.

On September 2, 2005, the Company entered into an agreement with Canaccord Capital Corporation as its financial advisor for proposed equity financing agreements.

On November 8, 2005 the Company entered into a rotary drilling agreement with Lang exploratory drilling.  The project consists of drilling six water holes and five condemnation holes.

On November 15, 2005 the Company entered into a contract with MinnovEx-SGS for a progressive grinding circuit design study.  The original order was $81,987.

IDAHO GENERAL MINES, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2005

NOTE 12 - SUBSEQUENT EVENTS

On January 13, 2006, $80,000 was paid by the Company to extend its High Desert Winds option agreement to February 17, 2006.  The Company then extended the option to March 17, 2006.  On March 17, 2006, the Company purchased the property paying a cash payment of $4.5 million and agreed to make a deferred payment of up to an additional $1,000,000 in purchase price which is payable, if at all, on or before March 17, 2008 depending on the outcome of activities at the property.

A private placement, which closed January 10, 2006, resulted in additional sales of 3,441,396 shares of the Company’s common stock for $3,786,129 in cash.  Fees associated with the private placement include $171,999 which will be paid in cash, and fees of $163,550 which will be paid by issuing Company stock.

On February 15, 2006, the Company issued 15 million shares of common stock and warrants to purchase an additional 8.3 million shares, including warrants issued as compensation to the placement agent.  The units were sold at a price of $2.00 per unit.  Each unit consisted of one share of the Company’s common stock and a warrant to purchase one-half of a share of the Company’s common stock at an exercise price of $3.75 per whole share, exercisable for a five-year period.  Proceeds from the private placement were $30,000,000 in cash less $2,125,000 in agent placement fees, excluding other fees and expenses.

On February 17, 2006, the Company announced that it has applied to list its common stock on the American Stock Exchange (“AMEX”).

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A.

CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report on Form 10-KSB. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.

OTHER INFORMATION

None.

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information required under this Item 9 will be included in an amendment to this Form 10-KSB or in the proxy statement for our 2006 annual meeting of stockholders, in either case, to be filed within 120 days after December 31, 2005, which is incorporated by reference to this report.

ITEM 10.

EXECUTIVE COMPENSATION

Information required under this Item 10 will be included in an amendment to this Form 10-KSB or in the proxy statement for our 2006 annual meeting of stockholders, in either case, to be filed within 120 days after December 31, 2005, which is incorporated by reference to this report.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

Information required under this Item 11 will be included in an amendment to this Form 10-KSB or in the proxy statement for our 2006 annual meeting of stockholders, in either case, to be filed within 120 days after December 31, 2005, which is incorporated by reference to this report.

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required under this Item 12 will be included in an amendment to this Form 10-KSB or in the proxy statement for our 2006 annual meeting of stockholders, in either case, to be filed within 120 days after December 31, 2005, which is incorporated by reference to this report.

ITEM 13.

EXHIBITS

Exhibit

Number

                                                                    Description of Exhibit

3.1(1)	Amended and Restated Articles of Incorporation adopted November 4, 2004 and Articles of Amendment to the Amended and Restated Articles of Incorporation dated November 15, 2004
3.2(1)	Bylaws adopted September 15, 2004
4.1(1)	Shareholder Rights Agreement dated September 22, 2005
4.2 (2)	First Amendment to Shareholders Rights Agreement dated February 14, 2006
4.3(2)	Form of Security Purchase Agreement in connection with the private placement completed February 15, 2006
4.4(2)	Form of Common Stock Purchase Warrant in connection with the private placement completed February 15, 2006
4.5(2)	Form of Common Stock Warrant Issued Pursuant to Placement Agent Agreement in connection with the private placement completed February 15, 2006
4.6(4)	Form of Subscription Agreement in connection with the private placement completed January 10, 2006
4.7(4)	Form of Subscription Agreement for Regulation S Offering in connection with the private placement completed January 10, 2006
4.8(4)	Form of Common Stock Purchase Warrant in connection with the private placement completed January 10, 2006
4.9(4)	Letter #1 to Investors regarding Registration Rights dated January 6, 2006 in connection with the private placement completed January 10, 2006
4.10 (4)	Letter #2 to Investors regarding Registration Rights dated January 6, 2006 in connection with the private placement completed January 10, 2006
10.1(5)	Lease Agreement dated October 17, 2005 between Idaho General Mines, Inc. and Mount Hope Mines, Inc.
10.2(6)	Option to Lease dated November 12, 2004, between Idaho General Mines, Inc. and Mount Hope Mines, Inc.
10.3(6)	Margaret Purchase Agreement dated September 28, 2004, between Idaho General Mines, Inc. and Jane Ellen Leigh
10.4(1)

Option to Purchase Agreement dated February 14, 2005 between Idaho General Mines, Inc. and High Desert Winds, LLC, Addendum to Option to Purchase Agreement dated June 15, 2005, Second Addendum to Option to Purchase Agreement dated January 4, 2006 and Third Addendum to Option to Purchase Agreement dated March 2006 (Confidential treatment has been requested for certain portions of this exhibit, and such confidential portions have been separately filed with the Securities Exchange Commission.)

10.5(1)	Asset Purchase Agreement dated March 17, 2006 between Idaho General Mines, Inc. and High Desert Winds, LLC
10.6(7)	Employment Agreement dated March 31, 2005 between Idaho General Mines, Inc. and Robert L. Russell
10.7(7)	Employment Agreement dated March 31, 2005 between Idaho General Mines, Inc. and Robert L. Dumont
10.8(7)	Employment Agreement dated March 31, 2005 between Idaho General Mines, Inc. and Matthew F. Russell
10.9(3)	2003 Stock Option Plan of Idaho General Mines, Inc. dated December 13, 2003.
10.10(3)	Form of Stock Option Agreement under 2003 Stock Option Plan of Idaho General Mines, Inc.
10.11(1)	Modification to Mount Hope Mines Lease Agreement dated January 26, 2006.
14.1(3)	Code of Ethics for President, Chief Executive Officer and Senior Financial Officers of Idaho General Mines, Inc.
21.1(1)	Subsidiaries of Idaho General Mines, Inc.

31.1(1)	Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a)
31.2(1)	Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a)
32.1(1)	Certification of CEO pursuant to Section 1350
32.2(1)	Certification of CFO pursuant to Section 1350

_______________________________

(1)

Filed herewith.

(2)

Incorporated by reference to the Current Report on Form 8-K filed by Idaho General Mines, Inc. on February 17, 2006.

(3)

Incorporated by reference to the General Form for Registration of Securities of Small Business Issuers on Form 10-SB/A filed by Idaho General Mines, Inc. on May 14, 2004.

(4)

Incorporated by reference to the Current Report on Form 8-K filed by Idaho General Mines, Inc. on January 17, 2006.

(5)

Incorporated by reference to the Current Report on Form 8-K filed by Idaho General Mines, Inc. on January 23, 2006.

(6)

Incorporated by reference to the Annual Report on Form 10-KSB filed by Idaho General Mines, Inc. on April 6, 2005.

(7)

Incorporated by reference to the Current Report on Form 8-K filed by Idaho General Mines, Inc. on April 25, 2005.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required under this Item 14 will be included in an amendment to this Form 10-KSB or in the proxy statement for our 2006 annual meeting of stockholders, in either case, to be filed within 120 days after December 31, 2005, which is incorporated by reference to this report.

GLOSSARY OF TECHNICAL TERMS

AA	Atomic absorption.
Alteration	Changes in the chemical or mineralogical composition of a rock by hot aqueous solutions.
ANFO

An explosive composition consisting of an oxidizing agent such as ammonium nitrate and a fuel material that may include a fuel oil and which also comprises a solid fuel such as rubber particles or polystyrene.

Apophyses	A small dike or sill injected from a larger intrusive body into adjacent rocks.
Aqua regia	A mixture of hydrochloric and nitric acids capable of dissolving many metals including gold.
Assay	An analysis to determine the proportions of metals or other valuable commodities in a sample.
Bedrock	Solid rock exposed at the surface of the Earth or overlain by unconsolidated material, weathered rock or soil.
Block model	Representation of a mineral deposit by a three dimensional array of blocks.
Chalcopyrite	A copper iron sulphide mineral.
Cm(s)	Centimetres.
Deposit	Natural occurrence of a useful mineral.
Diamond drilling	A type of rotary drilling in which bits containing diamonds are used as the rock-cutting tool and core is usually recovered.
Dike	A planar intrusion that cuts bedding or layering of the surrounding rocks.
FeMo	Ferromolybdenum.
g	Gram.
GPS	Global positioning system.
Grade	Relative quantity or the percentage of ore mineral or metal content in an orebody.
HDPE	High density polyethylene.
HQ	2.5 inches diameter drill core.
HQ core size	Drill core with a diameter of 2.5 inches.
km(s)	Kilometers.
K tonnes	A measure of weight equal to 1,000 tonnes.
km2	Square kilometers.

kwh	Kilowatt hours.
lb or lbs	Pounds.
Lithologic	Adjective from ‘lithology’ – pertaining to rock.
M	Metre.
m3	Cubic meter.
Magmatic	Of, pertaining to, or derived from naturally occurring molten rock material.
Mill	Equipment used to grind crushed rock to the desired size for mineral extraction.
Mineralization	The presence of minerals of possible economic value – and also the process by which concentration of economic minerals occurs.
Mm	Millimeters.
Mo	Molybdenum.
MoS2	Molybdenite.
NQ	1.87 inches diameter drill core.
NQ size core	Drill core with a diameter of 1.87 inches.
Open pit	A large-scale hard-rock surface mine.
Ore	A mineral or aggregate of minerals which can be commercially mined at a profit.
Ounce or oz	Troy ounce (= 31.1035 grams).
Potassic Alteration	Rock characterized by potassium-feldspar minerals.
Pyrite	An iron sulphide mineral.
RC	Reverse circulation.
Rhyolite	Rhyolite is a type of lava.
SAG mill	Semi autogenous grinding mill.
Silicate	A compound whose crystal lattice contains the silicate tetrahedron.
Sill	An intrusion that is sheet-like and parallel to bedding or layering in the host rocks.
SX-EW	Solvent Extraction Electrowinning.
Tailings	The gangue and other refuse material resulting from the washing, concentration or treatment of ground ore.

Technical Report	“Mount Hope Project, Eureka, Nevada USA, Resource and Reserve Estimate Technical Report” dated December 19, 2005.
TMO	Technical grade molybdenum oxide.
Toll	Royalty on minerals.
Toll Roasting	Roasting third party molybdenum concentrates.
Ton	A measure of weight equal to 2,000 pounds.
Tonne	A measure of weight equal to 1,000 kilograms or 2,204.6 lbs.
Tuff	Rock formed from volcanic ash.
UTM	Universal Transverse Mercator – a commonly used map projection system.
Vein	A tabular deposit of minerals occupying a fracture, in which particles may grow away from the walls towards the middle.

SIGNATURES

        In accordance with the requirements of the Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Spokane, Washington on March 31, 2006.

IDAHO GENERAL MINES, INC.
By:	/s/ Robert L. Russell Robert L. Russell President and Chief Executive Officer (Principal Executive Officer)

In accordance with the requirements of the Section 13 or 15(d) of the Exchange Act, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities on March 31, 2006.

/s/  Robert L. Russell

President, Chief Executive Officer, Director

Robert L. Russell

(Principal Executive Officer)

/s/  Robert L. Dumont

Vice President of Business Strategies

Robert L. Dumont

(Principal Financial and Accounting Officer)

/s/  John B Benjamin

Director

John B. Benjamin

/s/  Gene W. Pierson

Director

Gene W. Pierson

/s/  Norman A. Radford

Director

Norman A. Radford

/s/  R. David Russell

Director

R. David Russell

/s/  Richard Nanna

Director

Richard Nanna

/s/  Robert L. Chapman

Director

Robert L. Chapman