Form 10KSB/A
period 2005-12-31
IDAHO GENERAL MINES INC
filed 2006-04-28
CIK 1275229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

AMENDMENT NO. 1

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

DOCUMENTS INCORPORATED BY REFERENCE: None

Transitional Small Business Disclosure Format (check one): YES  ☐ NO ☑

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-KSB/A to our Annual Report on Form 10-KSB for the year ended December 31, 2005 that was originally filed with the Securities and Exchange Commission on March 31, 2006 is being filed to provide additional information required by Part III. These items were not included in the original Form 10-KSB because we anticipated that the information would be provided in our Proxy Statement for our 2006 Annual Meeting of Shareholders to be filed within 120 days after the end of our 2005 fiscal year.  This Amendment No. 1 on Form 10-KSB/A does not change our previously reported financial statements or any of the other disclosure previously contained in Part I or Part II.

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table provides the names, positions, ages and principal occupations of our directors and executive officers:

Name and Position with Our Company	Age	Director/Officer Since	Principal Occupation
Robert L. Russell Director, President and Chief Executive Officer (Nominee)	72	Director January 1967 to present President and Chief Executive Officer, April 1984 to present	President and Chief Executive Officer of our company
John B. Benjamin Director (Nominee)	76	Director since February 1974	Retired mining professional
Gene W. Pierson (2) Director (Nominee)	68	Director since March 2002	Mining consultant
Norman A. Radford (1)(3) Director (Nominee)	73	Director since 2002	Manager of Silver Capital Arts, a retail jewelry and gem store
R. David Russell (2) Director (Nominee)	48	Director since 2002	President and Chief Executive Officer of Apollo Gold Corporation, a TSX/AMEX listed gold mining company
Richard Nanna (3) Director (Nominee)	56	Director since November 2003	Vice President Exploration for Apollo Gold Corporation, a TSX/AMEX listed gold mining company
Robert Llee Chapman (1)(3) Director (Nominee)	48	Director since August 2004	Principal of R. Llee Chapman Consulting and an employee of Ascendant Copper Corporation
Matthew F. Russell Chief Operating Officer	40	Officer since March 2004	Chief Operating Officer of our company
Robert L. Dumont Executive Vice President—Business Strategies and Development	50	Officer since January 2005	Executive Vice President—Business Strategies and Development of our company
Henry A. Miller Chief Financial Officer, Executive Vice-President Finance and Senior Counsel	54	Officer since April 2006	Chief Financial Officer, Executive Vice-President Finance and Senior Counsel of our company
Michael K. Branstetter Secretary, Treasurer and Legal Counsel	52	Officer since November 1992	Attorney with the firm of Hull & Branstetter Chartered

(1)  Member of Audit & Finance Committee.

(2)  Member of Nominating Committee.

(3)  Member of Compensation Committee.

We have no knowledge of any arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in our control. We are not, to the best of our knowledge, directly or indirectly owned or controlled by another corporation or foreign government.

The term of office of the directors is for one year and until their successors are elected.  Officers are appointed annually by the board of directors and serve at the pleasure of the board.

Robert L. Russell, a professional engineer, has been a director of our company since 1967 and our President and Treasurer from 1979 to 1980 and our President and Chief Executive Officer since 1984.  Since September 1998, Mr. Russell has provided mining management consulting services through his consulting company, R.L. Russell Associates.  Mr. Russell held positions with Exxon Minerals from 1976 to 1984 and Freeport McMoRan Copper and Gold, Inc. where he served as Vice President of Mining from 1988 to 1995.  Mr. Russell was Executive Vice President and General Manager of Freeport’s Indonesian operations, responsible for the overall operations, including 8,000 employees, and the construction of $1.5 billion of capital facilities. From 1995 to 1998, Mr. Russell was employed by Zambia Consolidated Copper Mines, most recently as General Manager of the Nchanga Division.  In that position, Mr. Russell was responsible for all functions of two operating mines and several metallurgical facilities. Mr. Russell is a director of Mines Management, Inc.

John B. Benjamin has been a director of our company since 1974.  Mr. Benjamin has been retired since 1989.  Prior to that time, Mr. Benjamin was employed from 1987 to 1989 by Dames & Moore, a Denver, Colorado based engineering company as a field sampling and air/water monitoring coordinator assistant for The Bunker Hill Superfund Remedial Investigation and Feasibility Study.  Before joining Dames & Moore, Mr. Benjamin was employed by the Bunker Hill Company for approximately 27 years.

Gene W. Pierson, a mining engineer, has been a director of our company since 2002. Mr. Pierson graduated from the University of Texas, El Paso, with a Bachelor of Science degree in mining engineering, geology option, June 1962.  Since 1999, Mr. Pierson has been a self-employed consultant for mining companies in mineral economics and management.  From 1981 to 1999, Mr. Pierson was employed by Hecla Mining Company as a senior analyst performing research and analytical work with management, engineering, metallurgical, geology, accounting and financial staff.  Mr. Pierson is a member of the Society of Mining Engineers and the Mineral Economics & Management Society.

Norman A. Radford, a mining engineer, has been a director of our company since 2002.  Mr. Radford graduated from the University of Idaho with a Bachelor of Science degree.  From 1982 to 1985, Mr. Radford was employed by Coeur d’Alene Mines Corporation as a consulting geologist providing full time consulting services to the chairman of the board.  From 1965 to 1982, Mr. Radford was employed by The Bunker Hill Company as a senior mine geologist.  Mr. Radford is a registered professional geologist and a member of the American Institute of Mining Engineers.  Mr. Radford has been semi-retired since 1985 and has run a jewelry store since that year.

R. David Russell has been the President & CEO/director of the Canadian gold company Apollo Gold Corporation (“Apollo Gold”) since 2002, which is listed on the TSX and on AMEX and has been a director of our company since 2002.  In 1999, Mr. Russell founded Nevoro Gold Corporation which was subsequently merged with Apollo Gold.  From 1994 to 1999, Mr. Russell was Vice President and Chief Operating Officer for Getchell Gold Corporation (“Getchell”), a Nevada gold producer.  Mr. Russell oversaw the Getchell open pit as well as the development of two underground mechanized gold mines and a complex pressure oxidation mill for gold ore processing.  Prior to Getchell, Mr. Russell was General Manager, US operations, for LAC Minerals Ltd. and after their acquisition, Barrick Gold Corporation (collectively, “LAC/Barrick”).  His responsibilities included operations at various mines in the western US including the Bullfrog mine in Nevada, the Richmond Hill Mine located near Lead, South Dakota, the

Ortiz Project near Santa Fe, New Mexico, and the Coliseum reclamation project in California.  Prior to LAC/Barrick, Mr. Russell was manager of underground mining for the Independence Mining Company Inc. in Nevada, project manager for Hecla Mining Company in Idaho, manager of the Lincoln Project in California for our company/Meridian Gold Inc. / US energy and mine manager for ASARCO LLC in Idaho and Colorado.  Mr. Russell is a BS Mining Engineering graduate from Montana Tech.  Mr. Russell is the son of our President and Chief Executive Officer, Robert L Russell.

Richard F. Nanna is Vice President Exploration for Apollo Gold and has been a director of our company since 2003.  Mr. Nanna is responsible for managing all aspects of exploration and geology for the two major operating gold mines of Apollo Gold as well as all exploration for new properties.  Mr. Nanna was Vice President of Exploration in Nevada for Getchell from 1994 to 1999, where he was responsible for discovering over 18 million ounces of gold.  This property is being further developed by Placer Dome Inc.  Mr. Nanna attended the University of Akron, Ohio from 1972 to 1978, where he received bachelor and masters of science degrees in geology.  Mr. Nanna has been an instructor in undergraduate geological studies at that institution.  Mr. Nanna is experienced in working with investment bankers and has experience in the areas of acquisition, valuation, and sales of mineral properties for the various companies for which he has worked.

Robert Llee Chapman is a seasoned financial executive with 24 years of experience with some of the world’s largest natural resource and engineering companies and has been a director of our company since 2004.  Mr. Chapman served as Vice President and Chief Financial Officer for Apollo Gold from 2002 until March 2005.  Mr. Chapman is a certified public accountant licensed in two states, a former Elko County Commissioner and Chairman, and current President of the Northwest Mining Association.  Mr. Chapman has been an independent mining consultant since March 2005 and is currently employed by Ascendant Copper Corporation.

Matthew F. Russell, a Professional Civil Engineer, is our Chief Operating Officer.  From March 2004 until April 2006, he served as our Vice President of Operations.  Mr. Russell graduated from Washington State University with bachelor and masters of science degrees in Civil Engineering and from Gonzaga University in Spokane, Washington with a masters in Business Administration.  From 1999 to 2001, Mr. Russell was employed by the Daniels Company in West Virginia as a project manager, managing the design and construction of coal preparation plants.  From 2001 until joining our company in March 2004, Mr. Russell was self-employed as a contract engineer.  Mr. Russell is the son of our President and Chief Executive Officer, Robert L. Russell.

Robert L. Dumont is our Executive Vice President—Business Strategies and Development.  From January 2005 until April 2006, he served as our Vice President of Business Development and acting Chief Financial Officer.  Prior to joining our company, Mr. Dumont was the managing partner of Atmos Management Group.  Located in Connecticut, Atmos Management Group specializes in strategic and financial business management.  Mr. Dumont’s primary function was the strategic financial management of select companies for controlling stakeholders.  From 1996 to 1998, Mr. Dumont was the managing partner of Dumont Partners, a private investment partnership, based in Greenwich, Connecticut.  From 1992 to 1996, Mr. Dumont was an equity portfolio manager for Morgens, Waterfall, Vintiadis & Company, Inc., a private investment partnership, based in New York, New York.  From 1988 to 1992, Mr. Dumont was head of strategic investments for Whitehead Associates, a private investment group focused on public and private investments, based in Greenwich, Connecticut.  Prior to Whitehead Associates, Mr. Dumont was employed as senior equity portfolio manager for The Selzer Group, New York, New York, a merchant banking firm.  Prior to The Selzer Group, Mr. Dumont was a mineral economics analyst for Chase Manhattan Bank, N.A., New York, New York.  Mr. Dumont holds a bachelor of science degree in mining engineering from the University of Idaho and has completed post graduate studies in Accounting, Finance, and Economics at Chase Manhattan Bank, N.A. – Management Credit/Finance Analyst Program.

Henry A. Miller is our Chief Financial Officer, Vice-President Finance and Senior General Counsel.  Mr. Miller is a principal and co-founded Enhanced Capital Partners, LLC, a national investment firm specializing in state-specific investments in small and emerging companies with its private investment funds in Alabama, Colorado, Louisiana, New York, Texas, and Washington, D.C. Mr. Miller currently serves on the Board of Directors of Enhanced Capital Partners, LLC and from its founding in 1999 until 2006 served as an officer employee, from August 2003 until January 2006 as a consultant, Chief Financial Officer and until 2003 managed three Louisiana investment funds. Since February 2003, Mr. Miller has been a principal of Icosol, LLC a start-up composite material manufacturing venture that produces products for the railroad industry. From July 2003 to April 2006, Mr. Miller was of counsel to the law firm of Middleberg, Riddle & Gianna.  Since August 2003, Mr. Miller has served on the Board of Managers of Agroshield, LLC, a designer of specialty polymers for agricultural and medical applications.  Mr. Miller was associated with Freeport-McMoRan natural resource companies from 1985 through 1997 as an Officer and employee and as a consultant from 1998 to the end of 2003. Mr. Miller served in various capacities including Vice President and General Counsel of Freeport-McMoRan Copper & Gold Inc, and Vice President, Taxes for Freeport-McMoRan Copper & Gold Inc., McMoRan Oil & Gas Company and Freeport-McMoRan Inc. From 1982 to 1985, Mr. Miller was Associate Tax Counsel for UNOCAL, Inc based in Los Angeles where his duties included representation of the minerals mining division.  Mr. Miller received a bachelor of arts degree from the University of North Carolina, a J.D. from Emory University School of Law and an LL.M. (Tax) from New York University School of Law.

Michael K. Branstetter is our Secretary and Treasurer, and acts as our corporate counsel.  Mr. Branstetter is the principal of Hull & Branstetter Chartered, a law firm in Idaho, and has served in this capacity for over the past five years.

Audit and Finance Committee

Our Audit and Finance Committee members are: R. Llee Chapman, Chairman, Norman A. Radford and John B. Benjamin, all being independent directors in accordance with the listing standards of the American Stock Exchange (“AMEX”). Mr. Chapman is deemed the committee’s financial expert.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission.  Copies of these filings must be furnished to the Company. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ending December 31, 2005, all Section 16(a) filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners have been met on a timely basis.

Code of Ethics

We have adopted a Code of Ethics for our President and Chief Executive Officer and our senior financial officers.  A copy of our Code of Ethics can be obtained at no cost, by telephone at (509) 838-1213 or by mail at: Idaho General Mines, Inc., N. 10 Post Street, Suite 610, Spokane, Washington, 99201, attention: Investor Relations.  We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

ITEM 10.

EXECUTIVE COMPENSATION

The following table discloses compensation paid or awarded to our Chief Executive Officer (the “Named Executive Officer”) for the fiscal years ended December 31, 2003, 2004 and 2005.  As of the end of the fiscal year ended December 31, 2005, we had no other officers that earned total annual salary and bonus in excess of $100,000.

Summary Compensation Table

Name and Principal Position		Annual Compensation			Long Term Compensation
	Year Ended Dec. 31,	Salary ($)	Bonus ($)	Other Annual Compen- sation ($)	Awards		Payouts
					Securities Under Options/ SARs Granted (#)	Restricted Shares or Restricted Share Units ($)	LTIP Payouts ($)	All other Compensation ($)
Robert L. Russell President and Chief Executive Officer(1)	2005	$60,000	—	—	—	—	—	—
	2004	30,000	—	—	750,000	—	—	—
	2003	—	—	—	—	—	—	—

(1)  Mr. Russell’s annual salary has been raised to $180,000 as of January 1, 2006 as a result of meeting corporate funding goals as set forth in his employment agreement.

Long-Term Incentive Plan Awards during the Most Recently Completed Financial Year

We did not have any long-term incentive plans during the most recently completed financial year, other than our stock option plan.

Option Grants during the Most Recently Completed Financial Year

There were no stock options granted to the Named Executive Officer during fiscal year ended December 31, 2005.

Aggregated Option Exercises in Last Financial Year and Financial Year-End Option/SAR Values

Name	Securities acquired on exercise (#)	Aggregate value realized ($)	Unexercised options at December 31, 2005 (#)		Value of unexercised in-the-money options at December 31, 2005 ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Robert L. Russell	441,944	630,000	170,000	250,000	195,000	287,500

Compensation of Directors

Directors receive $1,500 cash compensation per quarter.  Directors who act as committee chairs receive an additional $250 cash compensation per quarter.  Prior to 2005, the directors received non-qualified stock options and a share grant of 5,000 shares per board meeting attended in person or by phone.  From the end of 2004 until April 5, 2006, we did not issue any stock options or shares to any of our directors.  On April 5, 2006, each director received an award of 50,000 non-qualified stock options.  Mr. Robert L. Russell is our only director who is also an employee.  He does not receive any cash or other compensation for serving as a director, but, along with the other directors on April 5, 2006, received an award of 50,000 non-qualified stock options for his service on the Board.

Employment Contracts

We entered into an employment agreement with Mr. Robert L. Russell on March 31, 2005 pursuant to which Mr. Russell serves as our President and Chief Executive Officer.  The employment agreement is for a three year term.  Under the agreement, we agreed to pay Mr. Russell a base salary of $180,000 per annum, reviewable annually, and a performance bonus based on certain performance criteria.  The base salary became effective on January 1, 2006 as a result of meeting certain corporate funding goals.  In addition, Mr. Russell will be entitled to participate in our Stock Option Plan and group insurance benefits.  Mr. Russell is also entitled to 20 days paid vacation per year, as well as traveling and other expenses.  Mr. Russell may terminate his employment upon two months’ written notice.  We may terminate the employment agreement without notice or payment in lieu thereof for cause at any time.  Additionally, we may terminate Mr. Russell’s employment without cause upon majority vote of our board of directors and upon payment to Mr. Russell of an amount equal to 36 months’ salary plus an amount equal to 100% of the greater of any target bonus or bonus actually earned for each year in the 24-month period and any other compensation Mr. Russell is entitled to receive.  In the case of termination without cause, Mr. Russell will also be entitled to receive health insurance benefits for 24 months following the date of termination, and all outstanding options held by Mr. Russell will vest upon termination.  Termination of employment upon a change of control, as defined in the employment agreement, is deemed to be a termination without cause.  Any contemplated change of control will entitle Mr. Russell to receive additional equity in our company equal to the equity he holds prior to the change of control (including any options or warrants held by Mr. Russell), contingent upon the occurrence of the change of control.

On March 31, 2005, we entered into written employment agreements with Robert L. Dumont, our then Executive Vice President—Business Strategies and Development and acting Chief Financial Officer, and with Matthew F. Russell, our then Vice President—Operations.  On April 21, 2006 we entered into an employment agreement with Henry A. Miller pursuant to which Mr. Miller serves as our Chief Financial Officer, Executive Vice-President Finance and Senior General Counsel. Each of these employment contracts runs for a term of three years.  In connection with the hiring of Mr. Miller, effective April 21, 2006, Mr. Dumont no longer served as our acting Chief Financial Officer, but continues to serve in his role as our Executive Vice President—Business Strategies and Development. In addition, as of April 21, 2006, Mr. Matthew Russell was appointed as our Chief Operating Officer.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

The table below sets forth certain information with respect to our equity compensation plans as of December 31, 2005:

	Number of securities to be issued upon exercise of outstanding options	Weighted average excise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans not approved by security holders	-	$ -
Equity compensation plans approved by security holders:
2003 Stock Option Plan	1,840,000	0.47	205,000
Other equity compensation	2,200,000	0.41	n/a
Total	4,040,000	$ 0.43	205,000

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of April 14, 2006 regarding the ownership of our Common Stock by:

•

each person who is known by us to own more than 5% of our shares of common stock;

•

each of our named executive officers and directors; and

•

all of our named executive officers and directors as a group.

The number of shares beneficially owned and the percentage of shares beneficially owned are based on 35,056,951 shares of common stock outstanding as of April 14, 2006.

For the purposes of the information provided below, beneficial ownership is determined in accordance with the rules of the SEC, and for each person includes shares that person has the right to acquire within 60 days following April 14, 2006 subject to options, warrants or similar instruments. Except as indicated in the footnotes to these tables, and as affected by applicable community property laws, all persons listed have sole voting and investment power for all shares shown as beneficially owned by them.

Name(1)	Number of Shares	Percent of Voting Stock
Robert L. Russell (2)	2,654,276	7.2%
John B. Benjamin (3)	353,000	1.0%
Gene W. Pierson (4)	286,000	*
Norman A. Radford (5)	250,000	*
R. David Russell (6)	1,230,000	3.4%
Richard Nanna (7)	535,000	1.5%
Robert Llee Chapman (8)	446,074	1.3%
CCM Master Qualified Fund, Ltd Coghill Capital Management, LLC Clint D. Coghill (9)	11,250,000	29.0%
Magnetar Capital Master Fund, Ltd. (10)	2,250,000	6.1%
Directors and executive officers as a group (7 persons) (11)	5,754,350	16.4%

___________

* Less than 1%.

(1)

The address for our directors and officers is 601 W. Main Ave. Spokane, WA 99201.

(2)

Includes: (a) 220,000 shares issuable upon the exercise of vested options, 250,000 shares issuable upon the exercise of options vesting within 60 days of April 14, 2006 and 600,000 shares issuable upon the exercise of a warrant, in each case directly held by Robert Russell, and (b) 307,332 shares indirectly held by Robert Russell.

(3)

Includes 220,000 shares issuable upon the exercise of vested options and 15,000 shares issuable upon the exercise of a warrant.

(4)

Includes 220,000 shares issuable upon the exercise of vested options and 20,000 shares issuable upon the exercise of a warrant.

(5)

Includes 210,000 shares issuable upon the exercise of vested options.

(6)

Includes 270,000 shares issuable upon the exercise of vested options and 500,000 shares issuable upon the exercise of a warrant.

(7)

Includes 220,000 shares issuable upon the exercise of vested options.

(8)

Includes 270,000 shares issuable upon the exercise of vested options.

(9)

Based on a Schedule 13D filed with the SEC on February 27, 2006.  Includes 3,750,000 shares issuable upon the exercise of a warrant.  The address for these persons is 1 N. Wacker Dr. Ste. 4350, Chicago, IL 60606.  Such persons disclaim beneficial ownership of the securities except to the extent of their pecuniary interest therein.

(10)

Includes 750,000 shares issuable upon the exercise of a warrant.  The address for Magnetar Capital Master Fund, Ltd. is 1603 Orrington Ave, 13th Floor, Evanston, IL 60201.

(11)

Includes 1,630,000 shares issuable upon the exercise of vested options, 250,000 shares issuable upon the exercise of options vesting within 60 days of March 10, 2006 and 785,000 shares issuable upon the exercise of warrants.

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except as set forth below, there have been no transactions or series of transactions, or proposed transactions during the last two years to which the Company is a party in which any director, executive officer or beneficial owner of five percent or more of the Company’s common stock had an interest, in which the amount involved exceeded $60,000.

During 2005, we paid approximately $21,000 to Mantis Corp. for consulting services.  Mantis Corp is owned by Robert L. Russell’s son, Andy Russell.  In addition, we paid approximately $10,000 to Surradial Corporation for website design and related matters.  Surradial is owned by Robert Russell’s son, Chuck Russell.  Robert Russell is our President and Chief Executive Officer, as well as a shareholder and director.

We paid professional service fees of $35,319 and $4,761 during the years ended December 31, 2005 and 2004, respectively, for legal and other fees to Michael Branstetter, our legal counsel and also our Secretary and Treasurer.

We paid consultant fees of $49,060 during the year ended December 31, 2004 to Matthew F. Russell, the son of our President, for services provided.  These services included start up business work to obtain OTC Bulletin Board listing of our company.  Matthew F. Russell subsequently became a Vice President of our company.

During 2003, Robert L. Russell, our Chairman, President and Chief Executive Officer, advanced $35,000 to us to fund our operating activities.  The advance was not subject to specific repayment terms and accrued no interest and was repaid in full during the first quarter of 2004.

ITEM 13.

EXHIBITS

Exhibit Number	Description to Exhibit
3.1(1)	Amended and Restated Articles of Incorporation adopted November 4, 2004 and Articles of Amendment to the Amended and Restated Articles of Incorporation dated November 15, 2004
3.2(1)	Bylaws adopted September 15, 2004
4.1(1)	Shareholder Rights Agreement dated September 22, 2005
4.2 (2)	First Amendment to Shareholders Rights Agreement dated February 14, 2006
4.3(2)	Form of Security Purchase Agreement in connection with the private placement completed February 15, 2006
4.4(2)	Form of Common Stock Purchase Warrant in connection with the private placement completed February 15, 2006
4.5(2)	Form of Common Stock Warrant Issued Pursuant to Placement Agent Agreement in connection with the private placement completed February 15, 2006
4.6(4)	Form of Subscription Agreement in connection with the private placement completed January 10, 2006
4.7(4)	Form of Subscription Agreement for Regulation S Offering in connection with the private placement completed January 10, 2006
4.8(4)	Form of Common Stock Purchase Warrant in connection with the private placement completed January 10, 2006
4.9(4)	Letter #1 to Investors regarding Registration Rights dated January 6, 2006 in connection with the private placement completed January 10, 2006
4.10 (4)	Letter #2 to Investors regarding Registration Rights dated January 6, 2006 in connection with the private placement completed January 10, 2006
10.1(5)	Lease Agreement dated October 17, 2005 between Idaho General Mines, Inc. and Mount Hope Mines, Inc.
10.2(6)	Option to Lease dated November 12, 2004, between Idaho General Mines, Inc. and Mount Hope Mines, Inc.
10.3(6)	Margaret Purchase Agreement dated September 28, 2004, between Idaho General Mines, Inc. and Jane Ellen Leigh
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

10.5(1)	Asset Purchase Agreement dated March 17, 2006 between Idaho General Mines, Inc. and High Desert Winds, LLC
10.6(7)	Employment Agreement dated March 31, 2005 between Idaho General Mines, Inc. and Robert L. Russell
10.7(7)	Employment Agreement dated March 31, 2005 between Idaho General Mines, Inc. and Robert L. Dumont
10.8(7)	Employment Agreement dated March 31, 2005 between Idaho General Mines, Inc. and Matthew F. Russell
10.9(3)	2003 Stock Option Plan of Idaho General Mines, Inc. dated December 13, 2003.
10.10(3)	Form of Stock Option Agreement under 2003 Stock Option Plan of Idaho General Mines, Inc.
10.11(1)	Modification to Mount Hope Mines Lease Agreement dated January 26, 2006.
14.1(3)	Code of Ethics for President, Chief Executive Officer and Senior Financial Officers of Idaho General Mines, Inc.
21.1(1)	Subsidiaries of Idaho General Mines, Inc.
31.1*	Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a)
31.2*	Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a)

_______________________________

* Filed herewith.

(1)

Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2005 filed on March 31, 2006.

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

(6)

Incorporated by reference to the Annual Report on Form 10-KSB filed by Idaho General Mines, Inc. on April 6, 2005.

(7)

Incorporated by reference to the Current Report on Form 8-K filed by Idaho General Mines, Inc. on April 25, 2005.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by the Company’s principal accountant for the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2005 and 2004 were $21,197 and $19,642.70, respectively.

Audit-Related Fees

There were no fees billed in the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company’s financial statements except as set forth in the preceding paragraph.

Tax Fees

There were no fees billed in the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning.

All Other Fees

The Company incurred no fees from the principal accountant during the last two fiscal years for products and services other than as set forth above.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditors

The Audit and Finance Committee is responsible for appointing, setting compensation and overseeing the work of the independent auditors. The Audit and Finance Committee has established a policy regarding pre-approval of all audit and non-audit services provided by the independent auditors. On an ongoing basis, management communicates specific projects and categories of services for which advance approval of the Audit and Finance Committee is requested. The Audit and Finance Committee reviews these requests and advises management if the Audit and Finance Committee approves the engagement of the independent auditors for specific projects. On a periodic basis, management reports to the Audit and Finance Committee regarding the actual spending for such projects and services compared to the approved amounts. The Audit and Finance Committee may also delegate the ability to pre-approve audit and permitted non-audit services to a subcommittee consisting of one or more Audit and Finance Committee members, provided that any such pre-approvals are reported on at a subsequent Audit and Finance Committee meeting.

SIGNATURES

In accordance with the requirements of the Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Spokane, Washington on April 28, 2006.

IDAHO GENERAL MINES, INC.
By:	/s/ Robert L. Russell Robert L. Russell President and Chief Executive Officer (Principal Executive Officer)