Form 10QSB
period 2006-03-31
IDAHO GENERAL MINES INC
filed 2006-05-16
CIK 1275229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☑

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

☐

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

YES ☐ NO ☑

The number of shares outstanding of registrant’s common stock as of May 11, 2006 was 37,087,417.

Transitional Small Business Disclosure Format (check one): YES  ☐ NO ☑

PART I

FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

IDAHO GENERAL MINES, INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

	March 31,
	2006	December 31,
	(Unaudited)	2005
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$25,860,966	$256,773
Tax refund receivable	-	29,514
Employee advances	-	9,000
Prepaid insurance	2,056	4,113
Total Current Assets	25,863,022	299,400

PROPERTY AND EQUIPMENT, net	87,488	53,333

LAND AND MINING CLAIMS	4,956,740	496,913

TOTAL ASSETS	$30,907,250	$849,646

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$305,220	$815,753
Total Current Liabilities	305,220	815,753

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, Series A, $0.001 par value; 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized,
36,577,131 and 16,571,312 shares issued and outstanding, respectively	36,577	16,571
Additional paid-in capital	39,792,814	7,174,266
Accumulated deficit before exploration stage	(212,576)	(212,576)
Accumulated deficit during exploration stage	(9,014,785)	(6,944,368)
Total Stockholders' Equity	30,602,030	33,893

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$30,907,250	$849,646

The accompanying condensed notes are an integral part of these interim financial statements.

IDAHO GENERAL MINES, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS

			January 1, 2002
			(Inception of
			Exploration Stage)
	Three Months Ended		to
	March 31,	March 31,	March 31,
	2006	2005	2006
	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$-	$-	$-

OPERATING EXPENSES:
Property research, exploration and development	1,145,228	545,799	5,138,688
General and administrative expense	443,516	338,882	2,101,224
Professional fees	508,729	22,214	1,347,425
Directors fees paid with common stock	-	-	80,025
Management and administrative fees
paid with options	116,550	132,750	575,325
TOTAL OPERATING EXPENSES	2,093,773	1,039,645	9,122,437

LOSS FROM OPERATIONS	(2,093,773)	(1,039,645)	(9,122,437)

OTHER INCOME
Interest and dividend income	143,606	655	163,048
Realized gain on marketable securities	-	-	5,089
Realized income from timber sales	-	-	59,764
TOTAL OTHER INCOME	143,606	655	227,901

LOSS BEFORE TAXES	(2,070,417)	(1,038,990)	(9,014,786)

INCOME TAXES	-	-	-

NET LOSS	(2,070,417)	(1,038,990)	(9,014,786)

BASIC AND DILUTED NET LOSS
PER SHARE OF COMMON STOCK	$(0.07)	$(0.09)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING - BASIC AND DILUTED	30,910,187	11,813,146

The accompanying condensed notes are an integral part of these interim financial statements.

IDAHO GENERAL MINES, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
			January 1, 2002
			(Inception of
	Three Months	Three Months	Exploration Stage)
	Ended	Ended	to
	March 31,	March 31,	March 31,
	2006	2005	2006
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,070,417)	$(1,038,990)	$(9,014,786)
Adjustments to reconcile net loss to net cash used
by operating activities:
Directors' fees paid by issuing common stock	-	-	80,025
Depreciation and amortization	4,987	2,682	20,431
Services and expenses paid with common stock	307,855	91,375	1,450,140
Gain on sale of investments	-	-	(9,245)
Management and administrative fees paid with
common stock options	116,550	132,750	575,325
Decrease (increase) in employee advances	9,000	-	-
Decrease (increase) in prepaid expenses and deposits	31,571	-	(2,056)
Increase (decrease) in accrued expenses	(510,533)	94,824	305,220
Unrealized loss on securities	-	-	4,157
Net cash used by operating activities	(2,110,987)	(717,359)	(6,590,789)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for the purchase of equipment	(39,142)	(2,985)	(97,119)
Purchase of securities	-	-	(136,987)
Purchase of mining property, claims, options	(4,459,827)	(15,465)	(4,500,289)
Cash provided by sale of marketable securities	-	-	246,840
Net cash provided (used) by investing activities	(4,498,969)	(18,450)	(4,487,555)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock	32,214,149	1,003,875	36,893,097
Net cash provided by financing activities:	32,214,149	1,003,875	36,893,097

Net increase (decrease) in cash and cash equivalents	25,604,193	268,066	25,814,753
Cash and cash equivalents, beginning of period	256,773	700,498	46,213
Cash and cash equivalents, end of period	$25,860,966	$968,564	$25,860,966

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid	$-	$-	$-
Interest paid	$-	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for equipment	$-	$-	$10,800
Common stock and warrants issued for property	$-	$-	$375,000

The accompanying condensed notes are an integral part of these interim financial statements.

IDAHO GENERAL MINES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2006

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

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.  The accompanying financial statements should be read in conjunction with the audited financial statements of the Company included in the Company’s December 31, 2005 Annual Report.  In the opinion of the Company’s management, all adjustments considered necessary for a fair presentation have been included.  The results of the three months ended March 31, 2006 are not necessarily indicative of the results of operations expected at the year ending December 31, 2006.

Accounting Pronouncements-Recent

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.”  This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer’s financial assets that meets the requirements for sale accounting; a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or

IDAHO GENERAL MINES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2006

assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates.  The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities.  The statement further permits, at its initial adoption,  a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available for sale securities under Statement 115, provided that the available for sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management believes the adoption of this statement will have no impact on the Company’s financial condition or results of operations at March 31, 2006.

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140” (hereinafter “SFAS No. 155”). This statement established the accounting for certain derivatives embedded in other instruments.  It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity (“SPE”) may hold under SFAS No. 140.  This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement.  SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management believes the adoption of this statement will have no impact on the Company’s financial condition or results of operations at March 31, 2006.

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, “Accounting Changes  and Error  Corrections,” (hereinafter “SFAS No. 154”) which replaces Accounting  Principles Board Opinion No. 20, “Accounting  Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements – An Amendment of APB Opinion No. 28.”  SFAS No. 154 provides guidance on accounting for and reporting changes in accounting principle and error corrections.  SFAS No. 154 requires that changes in accounting principle be applied retrospectively to prior period financial statements and is effective for fiscal years beginning after December 15, 2005.  The Company does not expect SFAS No. 154 to have a material impact on its financial position, results of operations, or cash flows.

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

IDAHO GENERAL MINES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2006

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

IDAHO GENERAL MINES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2006

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

Fair Value of Financial Instruments

The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, accounts payable and accrued liabilities.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2006 and December 31, 2005.

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

IDAHO GENERAL MINES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2006

Property and Equipment

During the three months ended March 31, 2006 the Company purchased vehicles for $39,142.  The vehicles will be depreciated over useful lives of five years using straight line depreciation.

During the year ended December 31, 2005, the Company purchased equipment costing $16,873 and computer equipment for $7,589.  The equipment and computer will be depreciated over useful lives of three to seven years using a straight-line depreciation method.  Depreciation expense for the year was $11,215.

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

Estimates of such liabilities are based upon currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of inflation and other societal and economic factors, and include estimates of associated legal costs.  These amounts also reflect prior experience in remediating contaminated sites, other companies’ clean-up experience and data released by The Environmental Protection Agency or other organizations.  Such estimates are by their nature imprecise and can be expected to be revised over time because of changes in government regulations, operations, technology and inflation.  Recoveries are evaluated separately from the liability and, when recovery is assured, the Company records and reports an asset separately from the associated liability.  At March 31, 2006, the Company had no accrued liabilities for compliance with environmental regulations.

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

At March 31, 2006 and December 31, 2005, the Company had no marketable securities.

NOTE 4 - LAND AND MINING CLAIMS

The Company's mining claims and land consist in part of approximately 107 acres of fee simple land in the Pine Creek area of Shoshone County, Idaho, six patented mining claims known as Chicago-London group, located near the town of Murray in Shoshone County, Idaho and 265 acres of private land and 3 unpatented claims in Josephine County, Oregon, known as the Turner Gold project.  The carrying value of these properties at March 31, 2006 and December 31, 2005 is as follows:

IDAHO GENERAL MINES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2006

	March 31, 2006	December 31, 2005
Pine Creek land	$1,450	$1,450
High Desert Winds (Hall)	4,459,826	-
Chicago-London group	80,001	80,001
Turner Gold land	415,462	415,462
Total	$4,956,740	$496,913

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

During the year ended December 31, 2005, the Company purchased acreage at the Turner Gold project for $15,690.  The Company entered into an option agreement with High Desert Winds LLC (“High Desert”) for High Desert’s approximately ten square mile property in Nye County, Nevada, including water rights, mineral and surface rights, buildings and certain equipment (the “Hall Tonopah Property”).  Pursuant to the terms of this agreement, the Company was granted a nine-month option to purchase the Hall Tonopah Property.  The Company extended the option agreement with High Desert with payments of $75,000 in June and $100,000 in August of 2005.  The option was subsequently extended to March 17, 2006 with an $80,000 payment paid on January 17, 2006.  The Company entered into a purchase agreement dated as of March 17, 2006 with High Desert whereby it purchased the Hall Tonopah Property.  At closing, the Company paid High Desert a cash payment of $4.5 million for the Hall Tonopah Property and agreed to make a deferred payment of up to an additional $1,000,000 in purchase price which is payable, if at all on or before March 17, 2008 depending on the outcome of activities at the property.  The Hall Tonopah Property is also subject to a 12% royalty payable with respect to the net revenues generated from the molybdenum or copper minerals removed from the properties purchased.

IDAHO GENERAL MINES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2006

NOTE 5 - RELATED PARTY TRANSACTIONS

At December 31, 2005, the Company had an employee receivable in the amount of $9,000 for cash advances to a corporate officer for expenses and salary. This amount was fully repaid during the three months ended March 31, 2006.

The Company paid professional service fees of $35,319 during the year ended December 31, 2005, to the Company's legal counsel, who is a shareholder and also serves as the Company’s secretary/treasurer.

Additional related party transactions are detailed in Notes 6 and 8.

NOTE 6 - COMMON STOCK

During the three months ended March 31, 2006, the Company issued 19,766,269 shares of common stock for cash of $34,804,703 less placement agent and finder’s fees of $2,470,304.  The Company issued 170,550 shares of common stock for finder’s fees valued at $187,605.  Additionally, upon the cashless exercise of options, the Company issued 69,000 shares.

During the year ended December 31, 2005, the Company issued 3,853,932 shares of common stock for cash of $3,059,198, issued 89,611 shares of common stock for services valued at $90,875, issued 20,000 shares of common stock for management valued at $23,500, 15,000 shares of common stock for property valued at $10,800, and issued 30,000 shares of stock for property valued at $28,500.  Additionally, upon the cashless exercise of options, the Company issued 979,830 shares of common stock.  At December 31, 2005, some of the shares had not yet been administratively issued.  In April 2005, the Company, in a shareholder rights agreement that prevents a hostile takeover, declared a dividend of one right for every common stock share held.  The right is exercisable at $1.03 until December 31, 2007.  The exercise price of the right is subject to adjustment.

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

IDAHO GENERAL MINES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2006

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

During the year ended December 31, 2005, the Company granted 950,000 incentive stock options (enabling the option holders to purchase 950,000 shares of common stock) under the Plan with an exercise price of $0.72 and vesting at various dates through 2007 with expirations at various dates through 2012.  These options were granted to officers and employees.  The fair value of each option is estimated on the issue date using the Black-Scholes Option Price Calculation.  The following assumptions were made in estimating fair value: risk free interest of 4%; volatility of 73%; dividend rate of 0%; and expected life of 2 years.  The total value was calculated at $307,800.  Expense was recorded of $113,400 for the ISOs, which vested in first quarter of 2005.

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

The following is a summary of the Company’s stock option plans:

	Number of securities to be issued upon exercise of outstanding options	Weighted average excise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans not approved by security holders	-	$-	-

Equity compensation plans approved by security holders:
2003 Stock Option Plan	1,250,000	0.47	205,000

Other equity compensation	2,200,000	0.41	n/a

Total	3,450,000	$0.42	205,000

IDAHO GENERAL MINES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2006

The following is a summary of stock option activity in 2004 and 2005:

	Number of Shares Under Options	Weighted Average Exercise Price
Outstanding at January 1, 2005	4,285,000	$0.33
Granted	950,000	0.72
Exercised	1,195,000	-
Forfeited	-	-
Expired	-	-
Outstanding at December 31, 2005	4,040,000	$0.43
Options exercisable at December 31, 2005	2,880,000
Weighted average fair value of options granted during 2005	$0.32
Outstanding at January 1, 2006	4,040,000	$0.43
Granted	-	-
Exercised	80,000	-
Forfeited	-	-
Expired	-	-
Outstanding at March 31, 2006	3,960,000	$0.42
Options exercisable at March 31, 2006	3,450,000

The following table gives information about the Company's common stock that may be issued upon the exercise of options under the Company's existing stock option plan and upon the exercise of options outside of the Company's existing stock option plan as of March 31, 2006.

Exercise Prices	Number of Shares Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number Exercisable	Weighted Average Exercise Price
$0.11	790,000	$0.11	0.72	790,000	$0.11
0.15	150,000	0.15	2.96	150,000	0.15
0.15	100,000	0.15	4.96	100,000	0.15
0.15	450,000	0.15	6.96	350,000	0.15
0.30	50,000	0.30	7.30	-	0.00
0.30	100,000	0.30	3.30	100,000	0.30
0.44	600,000	0.44	3.50	600,000	0.44
0.44	60,000	0.44	7.50	-	0.00
0.70	220,000	0.70	3.69	220,000	0.70
0.72	350,000	0.72	3.77	350,000	0.72
0.72	300,000	0.72	4.77	300,000	0.72
0.72	300,000	0.72	5.77	-	0.00
0.75	490,000	0.75	3.62	490,000	0.75
	3,960,000	$0.44	3.78 years	3,450,000	$0.42
Unrecognized compensation cost of non-vested options			$108,950
Weighted average remaining life of non-vested options			6.36 years

IDAHO GENERAL MINES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2006

NOTE 9 - COMMON STOCK WARRANTS

During the three months ended March 31, 2006, the Company granted 1,596,243 common stock warrants (attached to common stock) with an exercise price of $1.75 and 7,500,000 common stock warrants were issued with an exercise price of $3.75 with expirations at various dates through 2012.  The fair value of each option was estimated using the Black-Scholes Option Price Calculation.  The following assumptions were made in estimating fair value: risk free interest rate of 4%; volatility of 123.8%; dividend rate of 0%; and expected life of 2 years.  The total value of these warrants was estimated at $24,639,093.

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

During the last quarter of the year ended December 31, 2005, the Company granted 210,000 common stock warrants with an exercise price of $1.75 per share and an expiration date of two years.  The fair value of each option is estimated using the Block-Scholes option Price Calculation.  The following assumptions were made in estimating fair value: risk interest rate of 4%; dividend rate of 0%; volatility of 82% and expected life of two years.  The total value of these warrants was estimated at $64,767.

NOTE 10 – INCOME TAXES

At March 31, 2006 and December 31, 2005, the Company had deferred tax assets of approximately $1,704,000 and $1,040,000, respectively, principally arising from net operating loss carryforwards for income tax purposes multiplied by an expected rate of 34%.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax assets, a valuation allowance equal to the deferred tax asset has been established at March 31, 2006 and December 31, 2005.  The significant components of the deferred tax asset at March 31, 2006 and December 31, 2005 were as follows:

	March 31, 2006	December 31, 2005
Net operating loss carryforward	$5,011,000	$3,061,000

Deferred tax asset	$1,704,000	$1,040,000
Deferred tax asset valuation allowance	(1,704,000)	(1,040,000)
Net deferred tax asset	$-	$-

At March 31, 2006 and December 31, 2005, the Company has net operating loss carryforwards of approximately $5,011,000 and $3,061,000, respectively, which expire in the years 2022 through 2026.  The change in the allowance account from March 31, 2006 to December 31, 2005 was $664,000.

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

IDAHO GENERAL MINES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2006

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

NOTE 12 - SUBSEQUENT EVENTS

In April 2006, the Company entered into a Letter of Intent to purchase certain patented lode mining claims referred to as the Liberty Claims on property adjacent to Hall Tonopah property for cash of $75,000 and 150,000 shares of restricted common stock.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of our financial condition and plan of operations constitutes management’s review of the factors that affected our financial and operating performance for the three months ended March 31, 2006 and 2005.  This discussion should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report and in our Form 10-KSB, as amended, for the year ended December 31, 2005.

Overview

We are in the business of exploration, development and, if warranted, the mining of properties containing molybdenum, as well as silver, gold, base metals and other specialty metals.  We have an interest in properties on which we intend to conduct mineral exploration.  Our principal asset is the Mount Hope Project (which we hold under lease with Mount Hope Mines, Inc. (“MHMI”)), a primary molybdenum deposit located in Eureka County, Nevada, United States.

Based on the positive results of our feasibility study, we intend to proceed with the permitting and development of the Mount Hope Project.  The project will include the development of an open pit mine, construction of a concentrator plant, construction of a roaster plant, and construction of all related infrastructure to produce TMO.

We began a feasibility study in November 2004 for the purpose of determining our interest in exercising the long term option to lease the Mount Hope Project.  This study, principally accomplished by mining industry consulting firms, was completed in October 2005 and provides a definitive mining and processing plan.  Based on the results of the feasibility study, we exercised our option to lease in October 2005 and entered into the Mount Hope Lease.   We plan to begin permitting, environmental impact studies, and intermediate stage engineering based upon a tentative two-year permitting schedule.  We indicated our intent to proceed with permitting of the project in meetings with the principal regulatory agency, the BLM, and various regulatory agencies of the State of Nevada in the second quarter of 2005.  We plan to file during the second quarter 2006 a formal Plan of Operations with the BLM which would trigger the formal review and dialogue aspects of the NEPA process.  Various environmental data and study tasks are ongoing and are expected to assist with the permitting process. We believe that permitting will require approximately 20-30 months from the date of filing of the Plan of Operations, but the timing is dependent on the timing of agency actions over which we have no control.  We expect that a feasibility study will be finalized upon the completion of the permitting process.  We believe that, based upon the feasibility studies completed to date, once we have completed the permitting process and the feasibility study, construction of the planned facilities would take approximately 20-24 months.

We entered into an asset purchase agreement dated as of March 17, 2006 with High Desert Winds LLC (“High Desert”) whereby we agreed to purchase approximately a ten square mile property in Nye County, Nevada, including water rights, mineral and surface rights, buildings and certain equipment, pursuant to an option granted to us in February 2005.   At closing we paid High Desert a cash payment of $4.5 million and agreed to make a deferred payment of up to an additional $1,000,000 in the purchase price which is payable, if at all, on or before March 17, 2008 depending on the outcome of activities at the property.  The property is also subject to a 12% royalty payable with respect to the net revenues generated from the molybdenum or copper mined and removed from the properties purchased.

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

Results of Operations for the Three Months Ended March 31, 2006

 Compared to Three Months Ended March 31, 2005

We are classified as an exploration stage company with no producing mines and, accordingly, we do not produce income.  Our net loss for the three months ended March 31, 2006 was $(1,950,167) as compared to a net loss of $(1,038,990) for the three months ended March 31, 2005.  The increase of $911,177 is attributable primarily to permitting and associated expenses that significantly contributed to additional operating expenses.  We also incurred higher corporate and administrative costs in a number of areas consistent with our substantially increased activity levels.  These costs include employee compensation expenses, marketing and investor relations expenses, general legal expenses, and accounting and compliance issues reflecting the greater complexity of our operations.

Exploration and development expenditures of $1,145,228 were incurred at the Mount Hope Project and the Hall Tonopah Project during the three months ended March 31, 2006 as exploration and development activity proceeded at a very aggressive pace.  This is consistent with our stated objective to complete our Mount Hope Project plans and to focus on the permitting required to bring the project to commercial production.  All of the expenditures during the three months ended March 31, 2006 were related to this objective and associated feasibility study costs represent the majority of expenditures at the Mount Hope Project.

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

Our cash balance as at March 31, 2006 was $25,860,966 compared to $968,564 as at March 31, 2005.  The increase in cash balance was due to the private placements of our units that were completed on January 10, 2006 and February 15, 2006, offset by the purchase of the Hall Tonopah Property.  Total assets as at March 31, 2006 were $30,907,250 compared to $1,516,441 as at March 31, 2005. The increase is due to the private placements of our units and the purchase of the Hall Tonopah Property.  Liabilities as at March 31, 2006 were $305,220 compared to $121,840 as at March 31, 2005.  This increase in payables reflects our increase in activity over the past year.

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

We do not have any contractual obligations for future payments under any long-term debt arrangements or capital lease arrangements.  Set forth below is a schedule of our contractual obligations for payments under the Mount Hope lease agreement:

Contractual Obligations for Future Payments Under Mount Hope Lease

Date	Fixed Payment	Project Financing Received by Date Indicated	Project Financing Not Received and Deferral Elected

October 19, 2006	$125,000
April 19, 2007	$125,000
October 19, 2007	$350,000
October 19, 2008		Greater of 3% of Construction Capital Cost Estimate (4) or $2,500,000 (1)	Greater of $350,000 or 3% of Construction Capital Cost Estimate
October 19, 2009		$500,000 (2)(4)	Greater of $350,000 or 3% of Construction Capital Cost Estimate
October 19, 2010		$500,000 (2)(4)	Greater of $2,500,000 or 3% of Construction Capital Cost Estimate (4)
October 19, 2011		$500,000 (2)(4)	3% of Construction Capital Cost Estimate minus $2,500,000 (if a positive number) (4)
October 19, 2012		$500,000 (2)(4)	3% of Construction Capital Cost Estimate minus $2,500,000 (if a positive number) (4)
October 19, 2013 and each year therafter (3)	$500,000 (2)(4)

(1) If Project Financing is not received by October 19, 2008, we may elect to defer this payment and proceed to make the payments under the column labeled "Project Financing Not Received and Deferral Elected."  If prior to making all of the payments under the column "Project Financing Not Received and Deferral Elected" we obtain project financing, we would be required to make this payment and to pay $500,000 each year thereafter.

(2) Each of these payments is an “advance royalty” pursuant to the terms of the lease.

(3)  In addition to the payments above, we are required to pay to MHMI a production royalty after the commencement of Commercial Production of the greater of (i) $.20/lb of molybdenum metal (or the equivalent thereof if another Product is sold) sold from the property (not to exceed the amount of Net Returns we receive for those products) or (ii) 3% of the Net Returns, subject to certain adjustments as set forth in the lease.

(4)  To be offset from the production royalty described in (3) above.  We may recover the aggregate of these payments by retaining 50% of each production royalty payment due to MHMI.

In addition, in connection with our purchase of the Hall Tonopah Property, we agreed to make a deferred payment of up to an additional $1,000,000 in purchase price which is payable, if at all, on or before March 17, 2008 depending on the outcome of activities at the property.  The Hall Tonopah Property is also subject to a 12% royalty payable with respect to the net revenues generated from the molybdenum or copper minerals removed from the properties purchased.

Changes in Accounting Policies

We did not change our accounting policies during the three months ended March 31, 2006.

Special Note Regarding Forward-Looking Statements

Certain statements in this report may constitute forward-looking statements, which involve known and unknown risks, uncertainties and other factors, which may cause actual results, performance or achievements of our company, the Mount Hope Project and our other projects, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  We use the words “may”, “will”, “believe”, “expect”, “anticipate”, “intend”, “future”, “plan”, “estimate”, “potential” and other similar expressions to identify forward-looking statements.  Forward-looking statements may include, but are not limited to, statements with respect to the following:

•

the timing and possible outcome of pending regulatory and permitting matters;

•

the parameters and design of our planned initial mining facilities at the Mount Hope Project;

•

future financial or operating performances of our company and our projects;

•

the estimation and realization of mineral reserves, if any;

•

the timing of exploration, development and production activities and estimated future production, if any;

•

estimates related to costs of production, capital, operating and exploration expenditures;

•

requirements for additional capital;

•

government regulation of mining operations, environmental conditions and risks, reclamation and rehabilitation expenses;

•

title disputes or claims;

•

limitations of insurance coverage; and

•

the future price of molybdenum, gold, silver or other metals.

You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report.  These forward-looking statements are based on our current expectations and are subject to a number of risks and uncertainties, including those set forth below.  Although we believe that the expectations reflected in these forward-looking statements are reasonable, our actual results could differ materially from those expressed in these forward-looking statements, and any events anticipated in the forward-looking statements may not actually occur.  Except as required by law, we undertake no duty to update any forward-looking statements after the date of this report to conform those statements to actual results or to reflect the occurrence of unanticipated events. We qualify all forward-looking statements contained in this report by the foregoing cautionary statements.

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

We may not be able to obtain or renew licenses, rights and permits required to develop or operate our mines, or we may encounter environmental conditions or requirements which would adversely affect our business

In the ordinary course of business, mining companies are required to seek governmental permits for expansion of existing operations or for the commencement of new operations. In addition to requiring permits for the development of the mine, we will need to obtain various mining and environmental permits during the life of the project. Obtaining and renewing the necessary governmental permits is a complex and time-consuming process involving numerous jurisdictions and often involving public hearings and costly undertakings on our part. The duration and success of our efforts to obtain or renew permits will be contingent upon many variables not within our control, including the environmental conditions at the location of the Mount Hope Project. Obtaining or renewing environmental protection permits, including the approval of reclamation plans, may increase costs and cause delays depending on the nature of the activity to be permitted and the interpretation of applicable requirements implemented by the permitting authority. We will be required to make applications to the BLM for the rights to develop our Mount Hope Project. We will also need to successfully complete the National Environmental Policy Act (“NEPA”) process of review and public scrutiny and obtain various state and federal permits including water discharge, waste facility and pit dewatering permits before we can mine and produce molybdenum products at our Mount Hope Project. There can be no assurance that all necessary permits will be obtained and, if obtained, will be renewed, or that in each case the costs involved will not exceed those that we previously estimated. It is possible that the costs and delays associated with compliance with such standards and regulations could become such that we would not proceed with the development or operation of a mine or mines.

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

The timing of development of the Mount Hope Project depends on many factors, some of which are beyond our control, including:

•

·  timely issuance of permits and licenses;

•

·  procurement of additional financing;

•

·  acquisition of surface land and easement rights required to develop and operate the project;

•

·  completion of basic engineering; and

•

·  construction of the project.

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

ITEM 3.

CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-QSB. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 2

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In March 2006, we issued 50,000 shares of common stock to Russell Babcock for consulting services provided to the company.  The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, as a transaction not involving any public offering.

ITEM 5

OTHER INFORMATION

The Company’s Board of Directors revised the executive compensation structure in April 2006, to be effective April 1, 2006, based on the recommendations of the compensation committee.  Below is a chart reflecting the new salaries for the executive management and the executive management bonus that were awarded for prior year activity.  The bonus awards were based on a percent of the 2006 salary for Robert Russell and, for Matthew Russell and Robert Dumont, a percent of an estimated $150,000 salary for 2006 as their actual salaries for 2006 had not yet been determined.  All bonuses were grossed up to provide the cash bonus desired by the Board of Directors.

Name

Title                                                    Wage                          Bonus

Robert L Russell

President/CEO                                   $225,000                     $346,154

Matthew F Russell

Exec VP Operations/COO                 $210,000                     $173,077

Robert L Dumont

Exec VP Bus Dev & Inv Relations    $180,000                     $197,368

ITEM 6.

EXHIBITS

Exhibit

Number

                 Description of Exhibit

31.1	Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act
31.2	Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350

SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IDAHO GENERAL MINES, INC.
By:	/s/ Robert L. Russell Robert L. Russell President and Chief Executive Officer (Principal Executive Officer)

Dated: May 16, 2006