Form 10KSB/A
period 2005-12-31
IDAHO GENERAL MINES INC
filed 2006-06-19
CIK 1275229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB /A

AMENDMENT NO. 2

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. YES ☑ NO ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐ NO ☑

Revenues of the registrant for its fiscal year ended December 31, 2005 were $0.

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was $80,917,203 as of March 10, 2006.

The number of shares outstanding of registrant’s common stock as of March 10, 2006 was 35,056,951.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (check one): YES  ☐ NO ☑

TABLE OF CONTENTS

		Page
Part I

ITEMS 1 & 2.	DESCRIPTION OF BUSINESS AND PROPERTIES	2

ITEM 3.	LEGAL PROCEEDINGS	3 3

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	3 3

Part II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS	3 4

ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	3 5

ITEM 7.	FINANCIAL STATEMENTS	39

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	60

ITEM 8A.	CONTROLS AND PROCEDURES	60

ITEM 8B.	OTHER INFORMATION	60

Part III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT	60

ITEM 10.	EXECUTIVE COMPENSATION	63

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS	65

ITEM 12.	CERTAIN RELATIONS AND RELATED TRANSACTIONS	66

ITEM 13.	EXHIBITS	67

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	68

GLOSSARY		69

SIGNATURES		72

PART I

ITEMS 1 & 2.

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

Prior to 2004, we had not conducted mineral exploration for a number of years and were dormant except for occasional timber harvesting.  In 2004, due to increased prices for gold, silver and other metals and a more favorable climate for financing mineral exploration companies, our board of directors decided to engage in assessing the availability of advanced-stage mineral properties.

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

On April 27, 2005, we concluded a private placement offering of 2,998,932 units at a price of $0.75 per unit.  Each unit consisted of one share of our common stock and one warrant to purchase one share of our common stock.  Each whole warrant is exercisable for 24 months from the date of issuance and carries an exercise price of $1.00 per whole share.  The gross proceeds from this offering were $2,249, 200 and, after payment of sales commissions and finder’s fees, we received net proceeds of $2,108, 150 ..

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

Recent Developments

On January 10, 2006, we concluded a private placement offering of 3,441,936 units at a price of $1.10 per unit.  Each unit consisted of one share of our common stock and one-half of a warrant to purchase one share of our common stock.  Each whole warrant is exercisable for 24 months from the date of issuance and carries an exercise price of $1.75 per whole share.  The gross proceeds from this offering were $3,786,129 and, after payment of sales commissions and finder’s fees, we received net proceeds of $3,620,730.

On February 15, 2006, we concluded a private placement of 15,000,000 units at a price of $2.00 per unit. Each unit consisted of one share of our common stock and a warrant to purchase one-half of a share of our common stock. Each whole warrant is exercisable for five years from the date of issuance and carries an exercise price of $3.75 per whole share.  The gross proceeds of this offering were $30,000,000 and, after payment of sales commissions and finder’s fees, we received net proceeds of $27,875,000.  In the aggregate, we issued 15 million shares of common stock and warrants to purchase an additional 8.3 million shares, including warrants issued as compensation to the placement agent.

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

We believe we have the following business strengths which will enable us to achieve our objectives:

·

Mount Hope is in an advanced stage of development: drilled, definitive mine plan, and permitting is underway;

·

a primary molybdenum deposit with cash costs anticipated to place the Mount Hope Project among the lowest cost primary molybdenum producers in the world;

·

a long-life, low-cost project expected to produce a total of approximately 1.3 billion lbs of molybdenum over its 53-year mine life;

·

Mount Hope has exploration potential in zinc in addition to further exploration potential in molybdenum;

·

a strong, proven management team with experience in exploration, mine development and operations;

·

a generally favorable regulatory climate with respect to permitting and operating mines in Nevada; and

·

industry trends that demonstrate an increasing demand for molybdenum in a global economy with rapid growth in China, Asia, and the United States .

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

Description of the Mount Hope Project

The following contains information summarized from the Technical Report dated December 19, 2005, prepared by John M. Marek, P.E. of IMC.

Acquisition

On October 19, 2005, the Mount Hope Lease became effective.  Located in Eureka County, Nevada, the Mount Hope Project consists of 13 patented claims, one millsite claim, and 1,374 unpatented claims , of which 109 unpatented claims are owned by MHMI and 1,265 unpatented claims are owned by IGMI ..  Although there is no plan for staking additional claims, permitting of Mount Hope could ultimately require the staking of additional claims.  The Technical Report contains a current claim map of the property.

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

The Mount Hope Lease also contains an after acquired property clause, which provides that any property acquired by us within two miles of the boundary of the Mount Hope property must be conveyed to MHMI if requested within a certain time period following notification of such acquisition.  MHMI has requested that we at this time maintain ownership of all new claims filed by IGMI. This now includes 1,374 unpatented mineral claims.

The Mount Hope Lease may be terminated upon the expiration of its 30-year term, earlier at our election, or upon our material breach and failure to cure such breach.  If we terminate the lease, termination is effective 30 days after receipt by MHMI of our written notice to terminate the Mount Hope Lease. If MHMI terminates the lease, termination is effective upon our receipt of a notice of termination if we materially breach a representation, warranty, covenant or term contained in the Mount Hope Lease and then fail to cure such breach within 90 days of receipt of a notice of default.  MHMI may also elect to terminate the Mount Hope Lease if we have not cured the non-payment of our obligations under such lease within 10 days of receipt by us of a notice of default.  We may continue the lease beyond 30 years if we are in production or intend to resume production and have provided notice accordingly.

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

Twin Creeks
Midas
Getchell
Pinson
Dee
Meikle
Betze-Post
Carlin East
Interstate 80
Gold Quarry
ELKO
Lone Tree
CARLIN
Marigold
BATTLE MOUNTAIN
Phoenix
Mule Canyon
Rain
State Route 278
Cortez
Pipeline
N
State Route 305
Bald Mountain
Tonkin Springs
Alligator Ridge
Gold Bar
Mount Hope Project
0
16
32
Scale in Kilometers
Ruby Hill
Winnemucca
Battle Mountain
Elko
Wells
Mount Hope Project
Carlin
Reno
Austin
Eureka
Ely
Tonopah
Idaho General Mines, Inc.
Mount Hope Project
Eureka, Nevada

Nature and Extent of Company’s Title

The land package for the Mount Hope Project contains 13 patented lode claims, one patented mill site, and 1, 374 unpatented lode claims ..  The total surface area covered by the Mount Hope Project land package is 7,311 hectares.

MHMI owns all of the patented claims and 109 of the unpatented lode claims.  These claims are the subject of the Mount Hope Lease.  We own the remaining 1,265 unpatented lode claims.  The patented claims and unpatented claims comprising the Mount Hope Project are listed by number and ownership in the Technical Report.  Patented claims are owned real property and unpatented claims remain valid for as long as the holder pays the applicable fees.

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

2.

We are required to pay MHMI the greater of $2,500,000 or 3% of the construction capital cost estimate for the Mount Hope Project calculated in accordance with the Mount Hope Lease.  The timing of this payment depends on whether we will be able to secure Project Financing.  “Project Financing” means the securing of funds dedicated to the development of the Mount Hope Project in accordance with the mechanism set out in the Mount Hope Lease to put the Mount Hope Project into commercial production.  If we are able to secure Project Financing on terms that are satisfactory to us, we will be required to make this payment to MHMI on or before October 19, 2008.  If we are unable to secure Project Financing on terms that are satisfactory to us by October 19, 2008, we may elect to defer this payment until we obtain Project Financing or until October 19, 2010 , whichever is earlier.  If we elect to defer the payment, we will be required to pay to MHMI the greater of 3% of the construction costs and $350,000 per year on each of October 19, 2008 and 2009.

3.

If we defer the $2,500,000 periodic payment as outlined in (2) above, on each of October 19, 2011 and October 19, 2012, we must pay an amount equal to 3% of the construction capital cost estimate minus $2,500,000, if it is a positive number ..

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

Environmental Regulations and Permits

Our claims are on federal lands administered by the BLM.  Prior to commencing any operations on public lands administered by the BLM, a Plan of Operations describing our planned operations and how we will prevent unnecessary or undue degradation of the land and reclaim disturbed areas must be submitted to and approved by the BLM (the “Plan of Operations”).

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

Prior to the BLM’s approving the Plan of Operations and the commencement of our project related operations on public lands, the BLM must comply with the requirements of the United States National Environmental Policy Act Process (the “NEPA Process”).  The Plan of Operations requires the preparation and submission of NEPA documents that may include an Environmental Impact Statement (“EIS”).  An EIS is a complete review of the environmental impacts associated with the project as well as alternatives to the project.  Preparation of an EIS will require the completion of several baseline studies in the Mount Hope Project area, including but not limited to: cultural, biological, ground water and geochemical studies.

Our contractors have completed an environmental review as part of the recently completed feasibility study.  The review identified the data requirement for the Plan of Operations and the EIS, and it has found that a significant portion of the data collected by Exxon in the 1980s can be used today.  Additional information will, however, be required to meet modern NEPA requirements.  Our contractors have already started the data collection process to meet these requirements.  Management believes that the geochemical issues associated with permitting Mount Hope are not severe and are not unusual, and the current plan is manageable without resorting to extraordinary procedures or costs.  The sulfur values are typically low (<0.5% S) with the majority of values near 0.2% S, and a few select areas higher than 0.5% S.  Limited testing in 1995 indicated there is a low potential for acid generation from waste rock.  Additional baseline geochemical test work for the EIS is in progress on a sufficient number of representative samples intended to cover the variation of all rock and alteration types across the site.  Preliminary findings to date indicate low potential for acid generation.  The geochemical test work is focused on the waste rock characterization, tailings characterization, pit wall characterization and pit lake chemistry.

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

Local Resources and Infrastructure

The town of Eureka, Nevada, approximately 21 miles to the south, will provide the primary support for the Mount Hope Project.  Local to the Mount Hope Project, the infrastructure requirements to support the mine and concentrator consist of bringing nearby power to the property, developing a water well field within the adjacent Kobeh Valley area, site access roads, and constructing maintenance shops for the mine and plant administrative offices.

Surface Rights

Surface rights on the Mount Hope property include BLM open range grazing rights and stock water rights.  To date, approximately 80% of the grazing and stock water rights which overlap the Mount Hope property have been secured by way of the Gale Ranch Option.  See “General Development of the Business – Overview”.  The remaining 20% of grazing and stock water rights are currently being secured by negotiating a swap with a rancher immediately neighboring the Gale Ranch in exchange for certain grazing and stock water rights within the Gale Ranch Option but which are not contiguous with the Mount Hope property.  This land swap will take the form of an option to transfer certain grazing and stock water rights from the Gale Ranch to this neighboring rancher.  Management is confident of their ability to effect this transaction within 2006, at which time we will control all surface rights contiguous with the Mount Hope property.

Two power line easements cross within the property boundaries.  A 345 kV transmission line operated by Sierra Pacific Power runs north-south on the western edge of the property and the other easement is a non-operating, medium-voltage power line that runs from the old mill facilities east along State Route 278 to the eastern property boundary.

Physiography

The Mount Hope area lies within an area of north-south trending mountains separated by alluvial valleys.  The primary mountain ranges in the Mount Hope area include the Roberts Mountains, Sulphur Spring Range, Diamond Mountains, Simpson Park Range and the Cortez Mountains.  Elevations of the mountains range from over 9,300 ft (2,830 meters ) for the Roberts Mountains to approximately 6,800 ft ( 2, 070 meters ) for the crests of the Sulphur Spring range.

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

Mount Hope, located in the lower foothills of the southeast flank of the Roberts Mountains, stands approximately 7,900 ft ( 2, 410 meters ) in elevation.  Areas to the east and south east slope gently to elevations from 6,400 ft to 7,900 ft ( 1, 950 to 2,410 meters ) .. Diamond Valley, situated to the south and east of Mount Hope, is approximately 5,450 ft ( 1, 660 meters ) in elevation.

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

Exxon recognized molybdenum potential at Mount Hope in 1978 and acquired an option on the property from MHMI.  By 1982, Exxon had completed 69 holes, which partially defined a major molybdenum deposit underlying the east flank of the Mount Hope property.  Exxon conducted a +/-25% feasibility study of the Mount Hope prospect in 1982.  The Exxon study focused on an ore production rate of 27,500 tpd starting in 1985.  In December of 1983, Exxon completed an optimization study, which generally involved a reduced capital and operating cost estimate based on more aggressive project parameters.  An extensive environmental database of multiple assessments by consultants formed the basis of the environmental assessment and was utilized in the Exxon permitting process for their intended BLM land exchange.  The Exxon feasibility study calculated a sizable molybdenum deposit.  A draft EIS was completed on the project, and public hearings were held in early 1985.  Exxon drilled an additional 60 holes on the property between 1983 and 1988 but did not update their deposit block model with data from the post 1982 holes. Cyprus Metals Company (“Cyprus”) drilled four holes on the property in 1989-90 under an agreement with Exxon but apparently did not pursue the project.

Kennecott (“Kennecott”) executed an agreement in 1995, which allowed them to study the prospect and, if desired, execute a purchase by April 30, 1996.  Kennecott reviewed the property and data, but did not drill any new holes.  Kennecott conducted the economic evaluations but did not exercise the option on the property.  The property rights remained with MHMI after the Exxon and Kennecott efforts.

We established an agreement with MHMI in 2004 as outlined in “Business – Description of the Mount Hope Project – Acquisition”.  We obtained access to previous work completed by previous parties including drill core and drill data, which we used as the basis for developing a feasibility evaluation of the Mount Hope deposit.  The feasibility study conducted by seven consulting groups acting in consortium provided the basic engineering, plant design and other aspects of analysis of the Mount Hope Project.  The feasibility study outlined a positive operating process, waste disposal, mine design and plan, environmental, permitting plan, operating and capital cost estimates, and other inputs to a significant feasibility study and the corresponding estimates of mineralized material reported in the Technical Report and summarized in this Annual Report on Form 10-KSB.

Geology

Central Nevada represents a band of north-south trending mountain ranges and is made up of rock units characterized into two groups: (1) Western Assemblage rocks made up of carbonaceous shale, mudstone, chert, and volcanic rocks; and (2) Eastern Assemblage rocks consisting of thick rock sequences of carbonate rocks ..

The Western Assemblage were thrust faulted eastward over the Eastern Assemblage sequence.  This area of thrusting is known as the Roberts Mountain Thrust Zone ..   Mount Hope is located on the leading edge of this zone.

The Mount Hope deposit is located on a mineral belt linking deposits of diverse ages along a northwest-southeast trending line.  The Battle Mountain-Eureka mineral belt, 240 miles long, has served to localize intrusive and mineralizing activity and has resulted in major deposits of gold, silver, copper, and molybdenum.  The Mount Hope deposit is located within this system.

The Mount Hope deposit is located in an elevated area of igneous rock exposure 1 by 1.2 miles in size.  The complex contains extrusive rocks derived from a common volcanic source ..

Quartz porphyry, the principal molybdenum host rock, is commonly veined with quartz in the deposit area, and a quartz vein stockwork is well developed in the subsurface.  The molybdenum deposit occurs as two dome shaped intrusions or “stocks” about 1,500 ft in diameter, the topes of which approach but do not reach the surface.  These stocks are important centers of molybdenum mineralization.  The mineralization, which is symmetrical about the overlapping domes, is differentiated into separate western and eastern mineral systems ..

The Mount Hope deposit is a molybdenum porphyry, with characteristics similar to the molybdenum deposit at the Climax Mine in Colorado.  This type of deposit has well zoned molybdenum mineralization.  The molybdenum minteral content, termed grade zoning surrounds the central zone of the deposit and forms geometries that are circular in plan and arch (inverted bowl) shaped in section.  This feature of mineral grade zoning is illustrated in the cross sectional areas delineated in red below.

The mineral zones or “shells” consist of quartz porphyry rock that has been veined by quartz stockwork containing molybdenite.   The higher grade shells are near the surface ..

Mineralization

The main form of molybdenum mineralization is molybdenite (molybdenum disulfide) and occurs within the intrusive Quartz Porphyry rocks of the Mount Hope complex and to a lesser extent in the Vinini sedimentary formation adjacent to the southern margin of the mineralized domes ..  Much of the known molybdenite is distributed around two mineralized systems consisting of two dome shaped zones of mineralized stockworks.   The top of the mineral system has, however, been sliced off with little ore remaining above the Mount Hope fault shown above ..

A concentration of higher grade mineralization, averaging approximately 0.15% molybdenum, is present between the eastern and western mineral systems.  Referred to as the overlap zone, this zone is roughly 1,200 ft in diameter and varies from 300 to 900 ft deep.  The top is 300 ft below the ground surface.  This zone is the nucleus of the open pit mineralization to be mined in the first 20 years with lower grade mineralization being mined in the succeeding 30 years ..

Exploration

Since acquiring access to the property, we have not completed additional exploration drilling for molybdenum , but intend to explore for zinc potential at Mount Hope ..  During the first and second quarter of 2006 we are completing additional drilling for the purposes of obtaining engineering information for items such as geotechnical design, hydrology, and condemnation for waste dumps and tailings ponds.

Drilling

Mount Hope has been extensively drilled and all core and assay results are available. Accordingly we have been able to analyze and quantify the mineral resource based on an extensive a high quality database.  All of this extensive information has been made available to our consultants including Independent Mining Consultants Inc (IMC) who were responsible for orebody evaluation and the development of the mining plan.

The drilling at Mount Hope has been predominately performed by utilizing by diamond core methods, although two reverse circulation (“ RC ”) rotary holes were drilled by Cyprus during 1989, and 31 RC holes for waste and tailing site condemnation were drilled by Exxon (within the 31 Exxon RC holes, there were only four assay intervals above the cutoff grade applied in the calculation of the mineralized material described in this Annual Report on Form 10-KSB).

The majority of the Exxon holes are NQ and HQ sizes (1.875 and 2.5 inch respectively).  The total drill hole database used for the estimation of the mineralized material described in this Annual Report on Form 10-KSB contains 165 drill holes representing 218,000 ft of core, of which 21,986 sample intervals have been assayed for molybdenum.  The core has been meticulously preserved from all previous drill programs.  The half of the core not used for analysis has been available to our contractors.

Mine Plan, Mineralization Review and Verification by IMC

Mr. John Marek and the staff at IMC completed an extensive review and analysis of the mineralization. IMC has also prepared a detailed open pit mining plan. All of IMC’s work has been incorporated into two stages of feasibility and the work products including Mount Hope Feasibility Study Part 1 and Part 2.  All work was completed by December 2005. The information below is significant with regard to the IMC effort:

The vast majority of the drilling and assay data available at Mount Hope was completed under the control of Exxon.  The Exxon reports described the sample preparation and assay procedures used.  The checks and verification by IMC and by the Company of the Exxon data are summarized in reports by IMC with the methodology of sample preparation and assaying by Exxon and their contractors and checks by IMC’s assayer were carefully controlled and verified.  IMC found records of the Exxon process and the re-assays in the paper files.  The re-assays by Exxon’s contractors were used in the database compiled by IMC.  Exxon also instituted the use of standards and external checks.

The Mount Hope database is comprised of 165 drill holes containing 70,253 meters of core with 21,647 sample intervals, of which 20,986 intervals have been assayed for molybdenum (%Mo).

IMC compared the database information with the check assay results.  In summary, the mean of the original 49 samples was 0.099% Mo, and the mean of the check assays was 0.101% Mo.  The check assays provide a sound confirmation of the historic sample and assay procedures that were applied at Mount Hope.  Combined with the database checks and collar coordinate survey checks, IMC formed the opinion and stated in its report that the data set can be used to define the mineralization or mineralized material described in this Annual Report on Form 10-KSB.

Adjacent Properties

In north-central Nevada, there are a number of producing mines.  Most of the producing mines in this portion of the state are precious-metal open-pit mines.  The closest active mine operation to Mount Hope is Barrick Gold Corporation’s Ruby Hill gold mine which has been recently re-activated due to the higher metal prices.  It is located about 19 miles south of the Mount Hope deposit.  There are no known mine or active exploration projects within the immediate few miles of the Mount Hope deposit.  We do not have any ownership interest in these mines.

Several very large open pit gold mines are located approximately 70 to 90 miles north of Mount Hope. The most recently constructed mine (constructed in 2005), although a gold mine, uses mining methods and equipment and processing equipment similar to that which will be employed at Mount Hope and is of similar annual production tons per year.

Mineralization to Be Mined

This table itemizes and summarizes the mineralized material and head grades to be mined per the mine plan given in Technical Report.

Mill Feed Ore Statistics & Production Costs
Category	Cutoff Grade Mo%	Ktonnes	Average Grade Mo%	Mo Recovery %	Production Cost to TMO, $/Tonne
Ore in Years 1-11 Ore in Years 12-53	0.051 0.034	160,601 759,590	0.106 0.062	91.8 89.3	6.78 5.36
Ore in Mine Life	0.037	920,191*	0.069	89.8	5.61

* The 920,191 tonnes are from the tonnes removed from the mineralization within the Pit Sections outlined above.

The modeled pit including the above mineralized material to be mined over 53 years contains 2,564,753 K tonnes of total material.

The mineralized material is the total of the planned production from the mine plan and schedule used in calculating the economics of the project.  The total mineralized material includes the direct mill feed from the pit and the stockpile rehandling during the life of the operation.  The total production is based on a life of mine and has an average 0.037% Mo cutoff grade.

We feel that the above is reflective of the in-place material and grade which will be mined. The recoveries sited allow for mine and metallurgical recovery as well as conversion by roasting to roasted TMO and are based on the mine plan and metallurgical studies by Exxon and IGMI’s contractors.

Cut Off Grade

A series of mine production scheduling algorithms were utilized that adjust annual cutoff grades with the intent of maximizing project return on investment subject to the input constraints.  Economic input to these tools paralleled that used in the floating cone and also included an approximate scaling function for mine capital based on total material capacity required for sustained ore release.

The production costs shown above ($5.61/tonne) are slightly different than those used in the floating cone analysis ($5.65/tonne) because they are the result of the detailed engineering study while those for the floating cone were from initial project estimates at the beginning of the feasibility study.  The floating cone inputs are shown below.

Floating Cone Input Parameters

Mine mobile capital costs and mine operating costs are balanced against the benefit of ore processing and metal sales to maximize project NPV.  Alternative discount rates are used in the analysis in order to set a mine operating strategy that is robust over a range of assumptions.  The base case metal price for the production schedule optimization work was $7.00/lb Mo.  The final cutoff sequence does however provide the best NPV of cash flows over a range of metal prices.

Since the mill feed cutoff grades are higher than breakeven or internal cutoffs, the option exists to stockpile lower grade material that meets mill cutoff and process at a more profitable time, after year 11 in this case.  The 0.034% Mo cut off grade for the stockpile is somewhat conservative in that it reflects the breakeven cutoff at $6.00/lb Mo.

The price chosen for the economic study was $7.00/lb F.O.B. dealer oxide price (as per the mechanics of typical molybdenum sales contracts, dealer molybdenum oxide price does not include freight from Mount Hope to buyer and does not include dealer commission.)  This price was chosen because it represents approximately the 30 year arithmetic mean of the molybdenum dealer oxide price corrected for the current value of the dollar compared to the high value of the dollar in 1999 ($5.60/lb x 1.25 = $7.00/lb).

Mining

The Mount Hope Project is planned for production by hard-rock open-pit mining methods.  A large mine is being proposed and large-scale mining equipment is to be used.  It is proposed that mining will be accomplished on 15m benches (47 feet) and the mining cycle will follow conventional hard rock unit operations.

We expect that blast hole drilling will utilize three conventional rotary blast hole drills ..  The bit diameter is currently planned to be 13.75 inches (34.9 cm(s)).  Drill hole cuttings will be sampled and assayed for ore control purposes.

Detailed evaluation of the potential to profitably extract the deeper portion of the deposit was conducted between August and mid-October, 2005 ( Phase 2 of the “Mine Plan”).   The economics of the project is based upon both the shallow mining of Phase one and the deeper mining of Phase 2. The entire final economics is as per the extraction plan of Technical Report covers all mining to the end of the life of the mine which is estimated to be 53 years after the start of production.

The Mine Plan provides that the primary loading units will be two electric cable shovels with 43.5 cubic meter (57 cubic yard) shovels.  Clean up and support loading will be accomplished with a front end loader of 18 cubic meter capacity (23.5 cubic yard).  Haulage is planned with 232 tonne (255 ton) capacity haul trucks.  The mine fleet is expected to build to 20 trucks in year six.  Mine auxiliary equipment is planned to ensure efficient and safe working conditions for the major mine equipment.

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

Process Overview

The development of the metallurgical process to treat Mount Hope ore has resulted in a milling rate of 40,000 to 50,000 tonnes per day. In years 1-11, the milling rate will be 40,000 tonnes per day. In year 11, an expansion to 50,000 tonnes per day will be completed and sustained for the remainder of the mine life. The metallurgical evaluation and study concludes that the process facilities require a concentrate stage followed by a roasting operation to produce TMO. There is additional roaster capacity during most of the mine life and Toll Roasting of other concentrates is planned. Roaster flue gases will undergo a scrubber process to remove the sulfur dioxide ( SO2 ) and other pollutants will be controlled pursuant to the terms and conditions of the facility air permit.

The selected process includes conventional crushing, wet grinding and differential flotation using slaked lime for pH control in the rougher circuit and sodium hydroxide in the cleaner circuit, to produce a molybdenum concentrate. Thickeners and filters will dewater these concentrates to produce a filter cake for further processing in a roaster. If the toll concentrates require pre-treatment prior to roasting, a separate regrind and cleaner flotation circuit has been incorporated into the mill design.

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

·

Primary Crusher & Coarse Ore Stockpile – The primary crusher (62x75 superior gyratory) is located adjacent to the pit and crushed ore is fed to a 60,000 tonne live capacity stockpile.

·

SAG & Ball Mill Circuit – Ore is reclaimed from the stockpile from one of four feeders and related conveyors located in a tunnel under the stockpile. The coarse ore is fed by conveyor to the SAG mill. Following the SAG mill, the ore is ground to 80% passing 150 microns in the ball mill.

·

Conveyors, stockpile feeders and the SAG mill are designed to handle 50,000 tonnes per day. Foundations and building space are provided for an additional ball mill to be installed in year 11 that will bring the throughput up to 50,000 tonnes per day starting in year 12.

·

Flotation Circuit – Following the grinding circuit, the ore is processed in the flotation plant at a rate of 40,000 tonnes per day in years 1-11. An additional 160 cubic meter flotation cell is added to the rougher circuit in year 11 to bring the capacity up to 50,000 tonnes per day in year 12. The molybdenum ore will be treated through one stage of a rougher/scavenger followed by five stages of cleaner flotation to produce the final molybdenum concentrate containing 55% Mo.  The projected mill recovery is 88-94%, depending on the mill feed grade.

·

Roaster Circuit – The molybdenum concentrate will then be processed in a multi-hearth roaster to produce a final technical grade molybdenum oxide product (TMO) with an expected recovery of 99.2%. Additional concentrates from sources other than Mount Hope will be treated in most years to fill the roaster to capacity and generate toll-roasting revenue for IGMI ..  Initial capital is provided for pre-treatment system for toll-roast concentrates. Mount Hope concentrates are clean enough to by-pass this pre-treatment step.

Metallurgical Testing

The metallurgical profile for the project is based on the extensive work conducted by Exxon Minerals which demonstrated that the Mount Hope ores are metallurgically uncomplicated. IGMI expects that improvements in concentrate grades and recoveries through optimization of the flow sheet, process water recycle, and cleaner circuit can be made.  During 2005 we have carried out additional confirming tests using newly split diamond drill core. These tests confirmed the previous Exxon work ..

We confirmed that standard technical grade molybdenum oxide (TMO) specifications can be met.

Exxon flotation testing included a broad range of rock types , and flotation and grind tests which include detailed lock cycle testing. We have completed additional process testing for detailed engineering purposes.  Our studies have indicated that :

·

The three ore composites responded to a single flow sheet and the same reagents, yielding 88.3% to 91.0% recoveries at a final concentrate grade of 91.4% to 92.9% MoS2. The final concentrate grade and molybdenum recovery may be improved by 1 to 3% by the optimization of grind size and flotation reagents regime, and by using column flotation.

·

The physical and chemical characteristics of the tailings indicated that the tailings could be a net acid producer.  See “Business – Description of the Mount Hope Project – Environmental Regulations and Permits”.  Tests in this regard are ongoing.

Tailings Facility

Set forth below is information regarding the tailings facility at the Mount Hope project:

·

The proposed mining and processing operation will produce approximately 14.64 million tonnes of tailings (including SO2 scrubber residue) per year during years 1-11 and 18.29 million tonnes per year during years 12-53. Approximately 920 million tonnes of tailings will be produced from the Mine Plan. Approximately 710 million cubic meters (m³) of storage capacity will be required to accommodate the 920 million tonnes of tailings at a stored dry density of 1.3 tonnes per cubic meter.

·

The Tailings Storage Facility (“TSF”) layout provides for the construction of two tailings impoundments. The split facility from the siting analysis has shown to be the most cost effective and to require the lowest initial capital expenditure for the starter facility.

Project Feasibility

We completed an advanced feasibility study between November 2004 and December 2005 in two phases using industry qualified professional consulting firms who are ore specialists within their particular disciplines. These consultants acted independent of IGMI and in consortium aggregated their portion of the feasibility study including capital and operating costs.  We consider these studies as being an advanced feasibility but in certain areas may require additional detailed engineering in order to be considered a “bankable feasibility”. The cost estimates that are included in the Feasibility Study Technical Report are summarized in this section.

Capital Costs

The overall capital cost for the project is summarized below. The development of the capital estimate is based upon:

·

Having a +/- 20% accuracy level, with the detailed contingency analysis suggesting an overall 15% contingency value.

·

The capital cost as contained in the feasibility studies is stated in second quarter 2005 US dollars.

·

The estimates have been prepared by the feasibility contractors of: Independent Mining Consultants, IMC (mining plan and mineralization evaluation and analysis);

Chlumsky, Armbrust & Meyer LLC (plant and facilities ); Smith Williams Consultants Inc. (tailings dam ); and IGMI and Terry Owen Consulting Inc. (plant sustaining, owners cost, taxes, contingency and economic analysis ). Owner costs were developed by IGMI personnel.

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

Operating Costs

The operating cost estimate was developed by the above feasibility contractors in conjunction with IGMI. Operating costs were calculated from a first principles basis. Input costs were obtained from similar projects of similar size and using the latest reported figures for labor and staff costs in Nevada.

The cost for electrical power was $0.052/kwh, which is based on the current rates for a neighboring mine, located in the Ely, Nevada, which is in the Mount Wheeler Power district (the same district as Mount Hope). The estimated cost for diesel fuel was $1.59/gallon based on the assumption that current inflated prices will moderate in the near future (less than five years).

Based on the current mine and processing plan, IGMI would employ 330 people at the Mount Hope Project. IGMI is committed to hiring a local work force and would seek to maximize employment during operations and construction from the local area.

Project Operating Costs over the 53 years of the mine life average as follows :

Average Project Operating Costs	$USD
Mine Cost per Tonne of Ore	$ 2.44 / tonne ore = $0.85 / tonne material
Process Plant and Tailing	$2.42 / tonne ore
G&A at $6.20 million / Year	$0.36 / tonne ore
Cash Cost of Mining and Concentrating	$ 5.22 / tonne ore = $3.80 / lb Mo
Moly Roasting and Packaging	$0.26
Total Cash Cost per lb Moly	$ 4.05 / lb Mo (average for 53 years)

The Technical Plan presents detailed cost estimates by year of the mine life. The information in this section is provided as a summary only.  A final cost estimate will be prepared as a part of a “Bankable Feasibility Study to be completed late in 2006 or early 2007.  This will result from additional design and updated cost estimates as more engineering is completed.  This additional work is normal as a progression of the project and also serves for the purpose of satisfying the requirements of financial institutions in providing capital funding for construction. Nonetheless we do not anticipate substantive changes in the project plan, schedule or design.

Mount Hope Key Market Issues

Products

Mount Hope will primarily focus on producing TMO because :

·

All downstream processing begins with TMO, and TMO is the most widely marketed molybdenum product.

·

Since global Toll Roasting capacity in 2004 and 2005 is estimated to have been barely sufficient to meet demand, we do not choose to be vulnerable to the facilities of competitors.   Mount Hope will require roasting facilities dedicated to processing Mount Hope concentrates with the option to roast concentrates from other producers (Toll Roasting).

The roaster will be located at the Mount Hope mine site and will have the nominal design capacity to produce 38.5 million pounds contained molybdenum in TMO.  The roaster is expected to be completed at the time of concentrator start-up.  We will conclude a separate roaster study in 2006 directed toward siting, process, and design ..   The recommended packaging for TMO is steel cans, steel drums, and large bags.  We will evaluate production of other molybdenum products in the future.

End Markets and Regions

The steel industry , the primary consumer of molybdenum products, will be the primary market target for Mount Hope TMO.  According to USGS statistics, the top ten steel producing countries in 2003 were China, Japan, United States, Russia, South Korea, Germany, Ukraine, India, Brazil, and Italy.  We will seek purchasers of our Mount Hope TMO from stainless and flat-rolled steel producers, primarily located in Asia, Europe and, to a limited extent, the north-central United States.  Attention will be placed upon creating a quality TMO product to meet specific requirements of a wide range of consumers.  The Mount Hope molybdenum products will meet the standard TMO specifications.   We are considering the production of higher grade products suitable for use as catalyst in petroleum and other energy products such as coal gasification.

Economic Analysis

We and our contractors prepared a financial analysis model for evaluation of the project based on the feasibility study mine plan, process plan, and estimated capital and operating costs. Our financial model was simplified to a pre-tax basis to confirm the positive economic outcome of the feasibility evaluation of the Mount Hope Project.  The results of our financial model assumptions were reviewed by IMC.  IMC engineers developed a separate pre-tax cash flow analysis of the project based on the results of the IMC mine plan, the costs presented in this report, and sensitivities to prices and recoveries. In summary, the IMC pre-tax cash flow analysis would add approximately 1.1% ROI to our work for the base case presented herein.  IMC calculations are slightly more sensitive to low metal prices than our calculation, but the results, even at low metal prices, remain positive and are within the established parameters of IMC’s cash flow calculation.

The results of our economic calculations, including royalties, are summarized as follows:

Project Initial Capital Cost (1)	$412.6 Million
Base Case Molybdenum Price	$7.00
Operating Cost per lb molybdenum – First 11 years	$3.40
Operating Cost per lb molybdenum – First 5 years	$3.15
Project Life	53 years
ROI (after-tax) w/ Toll Roasting (2)(3)	19%

(1)  The Technical Report provides initial capital expenditures of $412.6 million, the difference being that we applied a larger contingency  in the feasibility study where initial capital was estimated to be $416 million.

(2)  No early Toll Roasting is assumed in the feasibility study.

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

The amount of date and design work and planning completed as well as the evaluation of the mineralization and sensitivities and cost estimates far exceed that of a preliminary feasibility and in the view of our consultants approaches that of a Bankable Feasibility Study. All drill core and samples and analysis was available to consultants and is the property of IGMI and was available along with all intellectual properties. The drill core from past effort had been meticulously kept and preserved under cover and in a dry desert environment.

Other Properties

Hall-Tonopah

On February 14, 2005, we entered into an option agreement with High Desert Winds LLC (“High Desert”) for a property in Nye County, Nevada.  Pursuant to the terms of this agreement, we were granted a nine month option to purchase the ten square mile property including water rights, certain mineral rights and surface rights, buildings and certain equipment.  On June 15, 2005, we signed an addendum to the option agreement with High Desert whereby, in exchange for $75,000, the option period was extended to February 4, 2006.  In addition, on August 1, 2005, we gave our notice of intent to exercise this option and provided a $100,000 non-refundable deposit to High Desert.  On January 17, 2006, the option period was extended to February 17, 2006.  We further extended the option period to March 17, 2006.

The property includes the former Hall molybdenum and copper deposit which was mined by open pit methods between 1982 and 1985 by the Anaconda Minerals Company and between 1988 and 1991 by Cyprus for molybdenum.

Equatorial Tonopah, Inc. mined copper from 1999 to 2000 on this property.  Much of the deposit was drilled but not developed or mined.

On March 17, 2006, we entered into a purchase agreement with High Desert Winds LLC whereby we purchased a substantial portion of this property pursuant to our option.  At closing, we paid High Desert a cash payment of $4.5 million for the property that we purchased and agreed to make a deferred payment of up to an additional $1,000,000 in purchase price for the remaining portion of this property, which is payable on or before March 17, 2008 depending on the outcome of activities at the property.  The remaining property is not material to our company and the failure to purchase the remaining property will not materially affect our operations with respect to the portion of the property that we did purchase.   The property is also subject to a 12% royalty payable with respect to the net revenues generated from the molybdenum or copper mined and removed from the properties purchased.

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

Margaret and Red Bonanza

Margaret: On September 28, 2004, we entered into a real estate purchase agreement with Janet Leigh for a 50% interest in 11 mining claims in Skamania County, Washington in exchange for $100,000 and 400,000 shares of common stock.  Ms. Leigh has the option until March 31, 2006 to sell the 400,000 shares of common stock back to us at $1.00 per share.  Extensive geologic mapping, geophysical and geochemical studies were completed by certain exploration companies in the late 1970s and early 1980s.  More than 80 drill holes delineating three mineralized zones at shallow depth have indicated gold, silver, copper, zinc and cobalt mineralization.  The primary copper mineralization is chalcopyrite, which is the primary sulfide for copper worldwide and normally produces good metallurgical recoveries. We are in possession of the previous drilling records and assay records.  On March 24, 2005, we applied for government leases for the portion of the mineral deposit that we do not own.  At this time, the government has not yet confirmed that we will be able to obtain the leases.  Without the necessary government leases, the property cannot be developed because the BLM owns the surface rights and controls development of the surface and mineral rights.

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

Turner Gold

On January 14, 2004, we completed the acquisition from Barretta Mining Inc., Hansa Corporation and Americas Mining Corporation of the Turner Gold project consisting of 265 acres of private land and three unpatented claims in Josephine County, Oregon.  The volcanogenic sulfide deposit was explored by a number of major companies in the 1980s.  More than 80 drill holes delineating three mineralized zones at shallow depth have indicated gold, silver, copper, zinc and cobalt mineralization. Attention will be given to extending mineralized zones by drilling with an emphasis upon diamond drill holes where higher gold values are indicated.  We are in possession of the drill core and studies from previous efforts.

As consideration for the Turner Gold project, we made cash payments of $24,272 and issued 500,000 shares of common stock and common stock purchase warrants to purchase an additional 500,000 shares of common stock at a price of $0.80 per share for a period of two years, which exercise period was subsequently extended for two additional years.  We also paid a finder’s fee by issuing 25,000 shares of common stock and common stock purchase warrants to acquire an additional 25,000 shares of common stock.  The warrants are exercisable at a price of $0.80 per share for a period of two years.

Detroit Copper

Located in Marion County, Oregon, the Detroit Copper project consists of 34 unpatented claims.  Extensive geologic mapping, geochemistry, and geophysics conducted in the 1970s located a tourmaline-copper breccia pipe, which contains a low-grade core surrounded by a high–grade shell with a ring of sheeted veins.  Drilling results from 45 holes have indicated copper, gold and silver mineralization.  The primary copper minerals are chalcopyrite and bornite, and the deposit is distinguished by a significant lack of pyrite.  These mineralogical characteristics are ideal for mineral concentration by flotation and will likely produce good metallurgical recoveries. We acquired the property by staking unpatented lode claims in October and November of 2004, and expenditures were principally for claim staking and recording fees.  We possess drill core and logs and other technical data for this property.

Gazelle Gold

The Gazelle Gold project consists of 119 unpatented claims and is located in Madison County, Montana.  The Gazelle Gold project is characterized by a banded iron formation with gold in sulfide fancies.  We identified five gold anomalies from 891 soil samples collected over a three-mile strike length during the 2004 exploration season. The cost of acquisition included costs for staking claims, recording fees, and data acquisition, which amounted to approximately $50,000.

Other Properties

We currently own two properties located in Shoshone County, Idaho, namely Little Pine Creek.  Further exploration of the properties would be required before making a determination as to the economic feasibility.  We do not intend to conduct mineral exploration on either property at this time.  The properties are being held for the value of their timber and real estate ..

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

A staged permit acquisition program is in progress. The first permitting stage of collecting data for the Plan of Operations was in progress as of the fourth quarter of 2005.  Permits to be obtained at this stage will authorize on-site activities needed to characterize acid neutralization capability of the different rock types, provide hydrological data, condemn the waste heap sites and tailings sites and support infrastructure, as well as obtain environmental baseline data to support the permitting packages.  A Plan of Operations for a new mine is expected to be submitted in the first quarter of 2006 to the BLM.  Future exploration activities and mine expansion initiatives will be included in applications for subsequent approvals on a case-by-case and as-needed basis.

The permits for which we will apply focus on an area of approximately 20 square miles.  Exploration within this boundary, subject to permit applications, may be initiated to further investigate mineralization near or adjacent to the Mount Hope molybdenum ore-body.

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

The Nevada Division of Water Resources (“NDWR”) is the responsible agency for granting water rights permits.  We have applied to the NDWR for twelve water rights permits for a total of 16,130 acre feet per annum within the Kobeh Basin.  Our water needs are estimated by us in our Plan of Operations to be 2,904 acre feet per annum, providing a difference of 12,904 acre feet in excess of our estimated water needs.

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

Employees

We presently lease an office that consists of 2,000 square feet and, as of December 31, 2005, we had seven full-time employees ..  We plan to add several more employees during 2006, including a Chief Financial Officer, a site Project Manager, a professional geologist, and a field office assistant to further the Mount Hope Project’s technical progress and permitting.  We intend to utilize the services of consultants and contractors to provide additional services to us, particularly with regard to the Mount Hope Project.

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

We require and may not be able to obtain substantial additional financing in order to fund our operations and if we are successful in raising additional capital, it may have a dilutive and other adverse effects on our shareholders

We will require substantial additional capital to develop the Mount Hope Project and to construct the mining and processing facilities at any site chosen for mining.  We estimate that following the completion of permitting and engineering at the Mount Hope Project, the initial capital costs for the development of the Mount Hope Project are approximately $412.6 million, including working capital and contingencies, but excluding reclamation bonding requirements, inflation, interest and other financing costs.  The estimated capital costs of the Mount Hope Project are based on the Technical Report, and those estimates could change after the detailed engineering process has been completed.  We have limited financial resources, do not generate operating revenue, and must finance our Mount Hope Project development costs by other means.  We cannot assure you that we will be able to obtain the necessary financing for the Mount Hope Project on favorable terms or at all.  Additionally, if the actual costs to complete the development of the Mount Hope Project are significantly higher than we expect, we may not have enough funds to cover these costs and we may not be able to obtain other sources of financing.  The failure to obtain all necessary financing would prevent us from achieving production at the Mount Hope Project and impede our ability to become profitable.

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

If additional financing is not available, or available only on terms that are not acceptable to us, we may be unable to fund the development and expansion of our business, attract qualified personnel, take advantage of business opportunities or respond to competitive pressures.  Any of these events may harm our business. Also, if we raise funds by issuing additional shares of our common stock or debt securities convertible into common stock, our shareholders will experience dilution, which may be significant, to their ownership interest in us. If we raise funds by issuing shares of a different class of stock other than our common stock or by issuing debt, the holders of such different classes of stock or debt securities may have rights senior to the rights of the holders of our common stock.  In December 2005, we filed a Preliminary Prospectus with the OSC to conduct an initial public offering of our common stock in Canada.   We have determined not to proceed with the Canadian offering at this time but we may do so at a later date, depending on market conditions and other factors.  However, there can be no assurance that we will be successful in conducting such an offering in Canada or elsewhere.

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

·

cause suspension of our mining operations at our Mount Hope Project, if such operations become uneconomic at the then-prevailing molybdenum price, thus further reducing revenues;

·

prevent us from fulfilling our obligations under our agreements or under our permits and licenses which could cause us to lose our interests in, or be forced to sell, our properties; and

·

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

We may not be able to obtain or renew licenses , rights and permits required to develop or operate our mines, or we may encounter environmental conditions or requirements which would adversely affect our business

In the ordinary course of business, mining companies are required to seek governmental permits for expansion of existing operations or for the commencement of new operations.  In addition to requiring permits for the development of the mine, we will need to obtain various mining and environmental permits during the life of the project.  Obtaining and renewing the necessary governmental permits is a complex and time-consuming process involving numerous jurisdictions and often involving public hearings and costly undertakings on our part.  The duration and success of our efforts to obtain or renew permits will be contingent upon many variables not within our control, including the environmental conditions at the location of the Mount Hope Project.  Obtaining or renewing environmental protection permits, including the approval of reclamation plans, may increase costs and cause delays depending on the nature of the activity to be permitted and the interpretation of applicable requirements implemented by the permitting authority.  We will be required to make applications to the BLM for the rights to develop our Mount Hope Project.  We will also need to successfully complete the National Environmental Policy Act (“NEPA”) process of review and public scrutiny and obtain various state and federal permits including water discharge, waste facility and pit dewatering permits before we can mine and produce molybdenum products at our Mount Hope Project.  There can be no assurance that all necessary permits will be obtained and, if obtained, will be renewed, or that in each case the costs involved will not exceed those that we previously estimated.  It is possible that the costs and delays associated with compliance with such standards and regulations could become such that we would not proceed with the development or operation of a mine or mines.

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

·

timely issuance of permits and licenses;

·

procurement of additional financing;

·

acquisition of surface land and easement rights required to develop and operate the project;

·

completion of basic engineering; and

·

construction of the project.

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

Any material inaccuracies in our production estimates could adversely affect our results of operations

We have prepared estimates of future molybdenum production. We cannot assure you that we will ever achieve our production estimates or any production at all. Our production estimates depend on, among other things:

·

the accuracy of our mineralization and reserves estimates;

·

the accuracy of assumptions regarding ore grades and recovery rates;

·

ground conditions and physical characteristics of the mineralization, such as hardness and the presence or absence of particular metallurgical characteristics;

·

the accuracy of estimated rates and costs of mining and processing; and

·

our ability to obtain all permits and construct a processing facility at Mount Hope.

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

Our common stock has a limited public market, which may adversely affect the market price of our shares and make it difficult for our shareholders to sell their shares

Although our shares are currently traded on the OTC Bulletin Board in the United States, our common stock currently has a very limited public market.  On February 14, 2006, we filed an application to list our common stock on the American Stock Exchange, or AMEX.  We also intend to seek to have our common stock listed for trading on the TSX.  There is no assurance, however, that we will meet the initial or continued listing criteria for these exchanges.  Even if we are successful in listing our common stock on the AMEX and/or TSX, there can be no assurance that an active and liquid trading market will ever develop for our common stock.  Such a failure may have a material adverse impact on the market price of our shares and the ability to dispose of our common stock in a timely manner or at all.

Future sales of our common stock may adversely affect our share price and our financing needs may have a dilutive impact on our shareholders

Sales of a substantial number of our shares in the public market, or the perception that these sales could occur, could substantially decrease the market price of our common stock.  We intend to file a registration statement covering the resale of 39, 814,140 shares of our common stock by our shareholders or persons who may become our shareholders through the exercise of warrants, and a registration statement covering shares subject to issuance under our stock plan.

If these securities are covered by an effective registration statement in the United States or resales of these securities are otherwise exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), they will be freely tradable , other than any shares sold by our affiliates.  Substantially all of the common stock held by our affiliates is available for resale in the US public market subject to compliance with Rule 144 under the Securities Act.  As we register shares of our common stock, and as restrictions on resale end, the market price of our common stock could drop significantly if the holders of these shares sell them or are perceived by the market as intending to sell them.  We make no prediction as to the effect, if any, that future sales of common stock, or the availability of common stock for future sale, will have on the market price of our common stock prevailing from time to time.

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

Our officers and directors own a significant percentage of our common stock, which may limit the ability of our shareholders to influence corporate matters and discourage third parties from making a tender offer or bid to acquire us

As of March 10, 2006, Robert L. Russell, our President and Chief Executive Officer and a director, together with R. David Russell, a director and Robert Russell’s son, and Matthew F. Russell, our Vice President of Operations and Robert Russell’s son, beneficially owned 15. 0 % of our common stock.  As of March 10, 2006, the remaining executive officers and directors collectively beneficially owned 8.3 % of our common stock.  Together, these shareholders could influence the outcome of any corporate transaction or other matter submitted to our shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, which may discourage third parties from making a tender offer or bidding to acquire us.  The interests of these shareholders may differ or conflict with the interests of our other shareholders.

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

We began a feasibility study in November 2004 for the purpose of determining our interest in exercising the long term option to lease the Mount Hope Project.  This study, principally accomplished by mining industry consulting firms, was completed in October 2005 and provides a definitive mining and processing plan.  Based on the results of the feasibility study, we exercised our option to lease in October 2005 and entered into the Mount Hope Lease.   We plan to begin permitting, environmental impact studies, and intermediate stage engineering based upon a tentative two-year permitting schedule.  We indicated our intent to proceed with permitting of the project in meetings with the principal regulatory agency, the BLM, and various regulatory agencies of the State of Nevada in the second quarter of 2005.  We plan to file during the first half of 2006 a formal Plan of Operations with the BLM which would trigger the formal review and dialogue aspects of the NEPA process.  Various environmental data and study tasks are ongoing and are expected to assist with the permitting process. We believe that permitting will require approximately 20-30 months from the date of filing of the Plan of Operations, but the timing is dependent on the timing of agency actions over which we have no control.  We expect that a feasibility study will be finalized upon the completion of the permitting process.  We believe that, based upon the feasibility studies completed to date, once we have completed the permitting process, construction of the planned facilities would take approximately 18 to 24 months.

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

Results of Operations

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Our net loss for the year ended December 31, 2005 was $4,518,271 as compared to a net loss of $2,337, 039 for the year ended December 31, 2004.  The increase of $2,181,23 2 is attributable primarily to property acquisitions, accounting for options, and the Mount Hope feasibility study.  During the second, third and fourth quarters of 2005 we incurred permitting and associated expenses that significantly contributed to additional operating expenses.  We also incurred higher corporate and administrative costs in a number of areas consistent with our substantially increased activity levels.  These costs include new hires and employee compensation expenses, marketing and investor relations expenses, general legal expenses, and accounting and compliance issues reflecting the greater complexity of our operations.

Exploration and development expenditures of $2,397,153 were incurred at the Mount Hope Project during the 2005 fiscal year as exploration and development activity proceeded at a very aggressive pace.  This is consistent with our stated objective to complete our Mount Hope Project plans and to focus on the permitting required to bring the project to commercial production.  All of the expenditures during the 2005 fiscal year were related to this objective and associated feasibility study costs represent the majority of expenditures at the Mount Hope Project.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

The net loss for the year ended December 31, 2004 was $2,337, 039 as compared to a net loss of $68,911 for the year ended December 31, 2003.  The increase of $2,268,12 8 in the net loss from the previous fiscal year is attributable to a much higher level of overall activity following company reactivation, specifically the expenses related to the Mount Hope Project.

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

On January 10, 2006, we concluded a private placement of 3,441,936 units at a price of $1.10 per unit.  Each unit consisted of one share of our common stock and one-half of one warrant to purchase one share of our common stock.   Each whole warrant is exercisable for 24 months from the date of issuance and carries an exercise price of $1.75 per whole share.  The gross proceeds of this offering were $3,786,129 and, after payment of sales commissions and finder’s fees, we received net proceeds of $3,620,730.

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

We do not have any contractual obligations for future payments under any long-term debt arrangements or capital lease arrangements.  Set forth below is a schedule of our contractual obligations for payments under the Mount Hope lease agreement:

Contractual Obligations for Future Payments

Date	Fixed Payment	Project Financing Received by Date Indicated	Project Financing Not Received and Deferral Elected

October 19, 2006	$125,000
April 19, 2007	$125,000
October 19, 2007	$350,000
October 19, 2008		Greater of 3% of Construction Capital Cost Estimate (4) or $2,500,000 (1)	Greater of $350,000 or 3% of Construction Capital Cost Estimate
October 19, 2009		$500,000 (2)(4)	Greater of $350,000 or 3% of Construction Capital Cost Estimate
October 19, 2010		$500,000 (2)(4)	Greater of $2,500,000 or 3% of Construction Capital Cost Estimate (4)
October 19, 2011		$500,000 (2)(4)	3% of Construction Capital Cost Estimate minus $2,500,000 (if a positive number) (4)
October 19, 2012		$500,000 (2)(4)	3% of Construction Capital Cost Estimate minus $2,500,000 (if a positive number) (4)
October 19, 2013 and each year thereafter (3)	$500,000 (2)(4)

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

(An Exploration Stage Company)

December 31, 2005

CONTENTS

Report of Independent Registered Public Accounting Firm

43

Financial Statements:

Balance Sheets

44

Statements of Operations

45

Statement of Stockholders’ Equity

46

Statements of Cash Flows

48

Notes to Financial Statements

49

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

IDAHO GENERAL MINES, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS

			January 1, 2002
			(Inception of
			Exploration Stage)
	Twelve Months Ended		to
	December 31,	December 31,	December 31,
	2005	2004	2005
REVENUES	$-	$-	$-

OPERATING EXPENSES:
Property research, exploration and development	2,397,153	1,596,307	3,993,460
General and administrative expense	1,202,066	420,743	1,657,708
Professional fees	781,081	34,771	838,695
Directors fees paid with common stock	-	53,500	80,025
Management and administrative fees
paid with stock options	144,500	302,775	458,775
TOTAL OPERATING EXPENSES	4,524,800	2,408,096	6,937,760

LOSS FROM OPERATIONS	(4,524,800)	(2,408,096)	(6,937,760)

OTHER INCOME
Interest and dividend income	6,529	2,048	19,442
Realized gain on marketable securities	-	9,245	5,089
Realized income from timber sales	-	59,764	59,764
TOTAL OTHER INCOME	6,529	71,057	84,295

LOSS BEFORE TAXES	(4,518,271)	(2,337,039)	(6, 944,368)

INCOME TAXES	-	-	-

NET LOSS	(4,518,271)	(2,337,039)	(6, 944,368)

OTHER COMPREHENSIVE LOSS
Unrealized loss on marketable securities	-	(11,007)	-

COMPREHENSIVE NET LOSS	$(4,518,271)	$(2,348,046)	$(6, 944,368)

BASIC AND DILUTED NET LOSS
PER SHARE OF COMMON STOCK	$(0.31)	$(0.39)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING - BASIC AND DILUTED	14,508,054	5,988,288

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

IDAHO GENERAL MINES, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
			January 1, 2002
			(Inception of
	Twelve Months	Twelve Months	Exploration Stage)
	Ended	Ended	to
	December 31,	December 31,	December 31,
	2005	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,518,271)	$(2,337,039)	$(6,944,368)
Adjustments to reconcile net loss to net cash used
by operating activities:
Directors' fees paid by issuing common stock	-	53,500	80,025
Depreciation and amortization	11,215	4,229	15,444
Services and expenses paid with common stock	142,875	999, 410	1,142,285
Gain on sale of investments	-	(9,245)	(9,245)
Management and administrative fees paid with
common stock options	144,500	302,775	458,775
Increase in employee advances	(9,000)	-	(9,000)
Increase in prepaid expenses and deposits	(33,627)	-	(33,627)
Increase in accrued expenses	788,737	27,016	724,850
Unrealized loss on securities	-	-	4,157
Net cash used by operating activities	(3,473,571)	(959,064)	(4,479,801)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for the purchase of equipment	(13,662)	(44,315)	(57,977)
Purchase of securities	-	-	(136,987)
Purchase of mining property, claims, options	(15,690)	(24,772)	(40,462)
Cash provided by sale of marketable securities	-	136,757	246,840
Net cash provided (used) by investing activities	(29,352)	67,670	11,414

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock	3,059,198	1,619,750	4,678,948
Proceeds from related party loans	-	(35,000)	-
Net cash provided by financing activities:	3,059,198	1,584,750	4,678,948

Net increase (decrease) in cash and cash equivalents	(443,725)	693,356	210,561
Cash and cash equivalents, beginning of period	700,498	7,433	46,212

Cash and cash equivalents, end of period	$256,773	$700, 498	$256,773

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for equipment	$10,800	$-	$10,800
Common stock and warrants issued for property	$-	$375,000	$375,000

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

In December 2004, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards No. 123R, "Accounting for Stock Based Compensation."  This statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance.  This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments.  This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in Statement of Financial Accounting Standards No. 123.  This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans."  The adoption of this statement has had no impact on the financial statements of the Company.

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

Mineral Exploration and Development Costs

All exploration expenditures are expensed as incurred.  Significant property acquisition payments for active exploration properties are capitalized.  If no mineable ore body is discovered, previously capitalized costs are expensed in the period the property is abandoned.  Expenditures to develop new mines, to define further mineralization in existing ore bodies, and to expand the capacity of operating mines, are capitalized and amortized on a units-of-production basis over proven and probable reserves.

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

During the year ended December 31, 2004, the Company issued 5,610,555 shares of common stock for cash of $1, 591,150 , issued 95,000 shares of common stock for directors fees valued at $53,500, issued 285,915 shares of common stock for services valued at $87,260, issued 1,326,000 shares of common stock for expenses valued at $ 912,150 and issued 500,000 shares of common stock for property valued at $ 375,000 ..  Additionally, the Company issued 260,000 shares of common stock from the exercise of stock options for cash of $28,600.

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

During the year ended December 31, 2005, the Company granted 950,000 incentive stock options (enabling the option holders to purchase 950,000 shares of common stock) under the Plan with an exercise price of $0.72 which vest at various dates through 2007.  These options were granted to officers and employees.  The fair value of each option is estimated on the issue date using the Black-Scholes Option Price Calculation.  The following assumptions were made in estimating fair value: risk free interest of 4%; volatility of 73%; dividend rate of 0%; and expected life of 2 years.  The total value was calculated at $307,800.  Expense was recorded of $113,400 for the ISOs, which vested in first quarter of 2005.

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

Exercise Prices	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number Exercisable	Weighted Average Exercise Price
$0.11	790,000	$0.11	2.96	790,000	$0.11
0.15	150,000	0.15	3.21	150,000	0.15
0.15	100,000	0.15	4.21	100,000	0.15
0.15	450,000	0.15	5.21	-	0.00
0.30	50,000	0.30	5.55	-	0.00
0.30	100,000	0.30	3.56	100,000	0.30
0.44	650,000	0.44	3.74	650,000	0.44
0.44	30,000	0.44	4.74	30,000	0.44
0.44	60,000	0.44	5.74	-	0.00
0.70	220,000	0.70	3.93	220,000	0.70
0.72	350,000	0.72	4.02	350,000	0.72
0.72	300,000	0.72	5.02	-	0.00
0.72	300,000	0.72	6.00		0.00
0.75	490,000	0.75	3.87	490,000	0.75
	4,040,000	$0.44	4.41 years	2,880,000	$0.43
Unrecognized compensation cost of non-vested options			$225,500
Weighted average remaining life of non-vested options			5. 5 years

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

On June 16, 2005, the Company entered into an agreement to secure the services of a contractor. The terms of the agreement include the issuance of 100,000 restricted shares of common stock to the contractor, vesting in 25,000 share increments through March 1, 2006.

On August 9, 2005, the Company entered into a financial advisory agreement with Wachovia Securities.  The Company is contractually obligated for an advisory fee of $100,000, payable in three increments, the first and second installments of which were paid in August and December , 2005.  The Company has committed to pay a sliding transaction fee payable at the closing of a qualifying transaction.  The amount of such fee is dependent on the size of the qualifying event but, in any event, it will not be less than $1 million dollars.  In addition, the Company is obligated to reimburse all reasonable expenses incurred by the advisor.

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

ITEM 8B.

OTHER INFORMATION

None.

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table provides the names, positions, ages and principal occupations of our directors and executive officers:

Name and Position with Our Company	Age	Director/Officer Since	Principal Occupation
Robert L. Russell Director, President and Chief Executive Officer (Nominee)	72	Director January 1967 to present President and Chief Executive Officer, April 1984 to present	President and Chief Executive Officer of our company
John B. Benjamin Director (Nominee)	76	Director since February 1974	Retired mining professional
Gene W. Pierson (2) Director (Nominee)	68	Director since March 2002	Mining consultant
Norman A. Radford (1)(3) Director (Nominee)	73	Director since 2002	Manager of Silver Capital Arts, a retail jewelry and gem store
R. David Russell (2) Director (Nominee)	48	Director since 2002	President and Chief Executive Officer of Apollo Gold Corporation, a TSX/AMEX listed gold mining company
Richard Nanna (3) Director (Nominee)	56	Director since November 2003	Vice President Exploration for Apollo Gold Corporation, a TSX/AMEX listed gold mining company

Robert Llee Chapman (1)(3) Director (Nominee)	48	Director since August 2004	Principal of R. Llee Chapman Consulting and an employee of Ascendant Copper Corporation
Matthew F. Russell Executive Vice President – Operations and Chief Operating Officer	40	Officer since March 2004	Chief Operating Officer of our company
Robert L. Dumont Vice President—Business Strategies and Investor Relations	50	Officer since January 2005	Executive Vice President—Business Strategies and Development of our company
Henry A. Miller Chief Financial Officer, Vice-President Finance and Senior Counsel	54	Officer since April 2006	Chief Financial Officer, Executive Vice-President Finance and Senior Counsel of our company
Michael K. Branstetter Secretary, Treasurer and Legal Counsel	52	Officer since November 1992	Attorney with the firm of Hull & Branstetter Chartered

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

Matthew F. Russell, a Professional Civil Engineer, is our Executive Vice President – Operations and Chief Operating Officer.  From March 2004 until April 2006, he served as our Vice President of Operations.  Mr. Russell graduated from Washington State University with bachelor and masters of science degrees in Civil Engineering and from Gonzaga University in Spokane, Washington with a masters in Business Administration.  From 1999 to 2001, Mr. Russell was employed by the Daniels Company in West Virginia as a project manager, managing the design and construction of coal preparation plants.  From 2001 until joining our company in March 2004, Mr. Russell was self-employed as a contract engineer.  Mr. Russell is the son of our President and Chief Executive Officer, Robert L. Russell.

Robert L. Dumont is our Vice President—Business Strategies and Investor Relations ..  From January 2005 until April 2006, he served as our Vice President of Business Development and acting Chief Financial Officer.  Prior to joining our company, Mr. Dumont was the managing partner of Atmos Management Group.  Located in Connecticut, Atmos Management Group specializes in strategic and financial business management.  Mr. Dumont’s primary function was the strategic financial management of select companies for controlling stakeholders.  From 1996 to 1998, Mr. Dumont was the managing partner of Dumont Partners, a private investment partnership, based in Greenwich, Connecticut.  From 1992 to 1996, Mr. Dumont was an equity portfolio manager for Morgens, Waterfall, Vintiadis & Company, Inc., a private investment partnership, based in New York, New York.  From 1988 to 1992, Mr. Dumont was head of strategic investments for Whitehead Associates, a private investment group focused on public and private investments, based in Greenwich, Connecticut.  Prior to Whitehead Associates, Mr. Dumont was employed as senior equity portfolio manager for The Selzer Group, New York, New York, a merchant banking firm.  Prior to The Selzer

Group, Mr. Dumont was a mineral economics analyst for Chase Manhattan Bank, N.A., New York, New York.  Mr. Dumont holds a bachelor of science degree in mining engineering from the University of Idaho and has completed post graduate studies in Accounting, Finance, and Economics at Chase Manhattan Bank, N.A. – Management Credit/Finance Analyst Program.

Henry A. Miller is our Chief Financial Officer, Vice-President Finance and Senior General Counsel.   From 1999 to 2006, Mr. Miller was associated with Enhanced Capital Partners, LLC, a national investment firm specializing in state-specific investments in small and emerging companies with its private investment funds in Alabama, Colorado, Louisiana, New York, Texas, and Washington, D.C. Mr. Miller , a cofounder and principal, currently serves on the Board of Directors of Enhanced Capital Partners, LLC and until 2006 served as the Chief Financial Officer .. In addition, Mr. Miller managed three Louisiana investment funds. Since July 2003, Mr. Miller has been of counsel to the law firm of Middleberg, Riddle & Gianna.   From 1985 through 2003, Mr. Miller was associated with Freeport-McMoRan natural resource companies serving in various capacities including Vice President and General Counsel of Freeport-McMoRan Copper & Gold Inc .. , and Vice President, Taxes for Freeport-McMoRan Copper & Gold Inc., McMoRan Oil & Gas Company and Freeport-McMoRan Inc. Mr. Miller holds an AB degree from the University of North Carolina, and received a J.D. from Emory University School of Law and an LL.M. (Tax) from New York University.

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

Compensation of Directors

Directors receive $1,500 cash compensation per quarter.  Directors who act as committee chairs receive an additional $250 cash compensation per quarter.  Prior to 2005, the directors received non-qualified stock options and a share grant of 5,000 shares per board meeting attended in person or by phone.  From the end of 2004 until April 5, 2006, we did not issue any stock options or shares to any of our directors for their services ..  On April 5, 2006, each director received an award of 50,000 non-qualified stock options.  Mr. Robert L. Russell is our only director who is also an employee.  He does not receive any cash compensation for serving as a director.

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

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

The table below sets forth certain information with respect to our equity compensation plans as of December 31, 2005:

	Number of securities to be issued upon exercise of outstanding options	Weighted average excise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans not approved by security holders	-	$ -
Equity compensation plans approved by security holders:
2003 Stock Option Plan	1,840,000	0.47	205,000
Other equity compensation	2, 800 ,000	1.03	n/a
Total	4, 640 ,000	$ 0. 81	205,000

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of April 14, 2006 regarding the ownership of our Common Stock by:

·

each person who is known by us to own more than 5% of our shares of common stock;

·

each of our named executive officers and directors; and

·

all of our named executive officers and directors as a group.

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

___________

* Less than 1%.

(1)

The address for our directors and officers is 10 N. Post Street, Suite 610 , Spokane, WA 99201.

(2)

Includes: (a) 220,000 shares issuable upon the exercise of vested options, 250,000 shares issuable upon the exercise of options vesting within 60 days of April 14, 2006 and 600,000 shares issuable upon the exercise of a warrant, in each case directly held by Robert Russell, and (b) 307,332 shares indirectly held by Robert Russell. Excludes shares that may be issuable to Robert Russell in the event of a change of control of the Company pursuant to the terms of Mr. Russell’s employment agreement.

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

10.5(1)	Asset Purchase Agreement dated March 17, 2006 between Idaho General Mines, Inc. and High Desert Winds, LLC
10.6(7)	Employment Agreement dated March 31, 2005 between Idaho General Mines, Inc. and Robert L. Russell
10.7(7)	Employment Agreement dated March 31, 2005 between Idaho General Mines, Inc. and Robert L. Dumont
10.8(7)	Employment Agreement dated March 31, 2005 between Idaho General Mines, Inc. and Matthew F. Russell
10.9(3)	2003 Stock Option Plan of Idaho General Mines, Inc. dated December 13, 2003.
10.10(3)	Form of Stock Option Agreement under 2003 Stock Option Plan of Idaho General Mines, Inc.
10.11(1)	Modification to Mount Hope Mines Lease Agreement dated January 26, 2006.
14.1(3)	Code of Ethics for President, Chief Executive Officer and Senior Financial Officers of Idaho General Mines, Inc.
21.1(1)	Subsidiaries of Idaho General Mines, Inc.
31.1*	Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a).
31.2*	Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a).
32.1*	Certification of CEO pursuant to Section 1350.
32.2*	Certification of CFO pursuant to Section 1350.

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

Apophyses	A small dike or sill injected from a larger intrusive body into adjacent rocks.
Aqua regia	A mixture of hydrochloric and nitric acids capable of dissolving many metals including gold.
Assay	An analysis to determine the proportions of metals or other valuable commodities in a sample.
Bedrock	Solid rock exposed at the surface of the Earth or overlain by unconsolidated material, weathered rock or soil.
Block model	Representation of a mineral deposit by a three dimensional array of blocks.
Chalcopyrite	A copper iron sulfide mineral.
Cm(s)	Centimeters.
Deposit	Natural occurrence of a useful mineral.
Diamond drilling	A type of rotary drilling in which bits containing diamonds are used as the rock-cutting tool and core is usually recovered.
Dike	A planar intrusion that cuts bedding or layering of the surrounding rocks.
FeMo	Ferromolybdenum.
g	Gram.
GPS	Global positioning system.
Grade	Relative quantity or the percentage of ore mineral or metal content in an orebody.
HDPE	High density polyethylene.
HQ	2.5 inches diameter drill core.
HQ core size	Drill core with a diameter of 2.5 inches.
km(s)	Kilometers.
K tonnes	A measure of weight equal to 1,000 tonnes.
km2	Square kilometers.

kwh	Kilowatt hours.
lb or lbs	Pounds.
Lithologic	Adjective from ‘lithology’ – pertaining to rock.
M	Meter.
m3	Cubic meter.
Magmatic	Of, pertaining to, or derived from naturally occurring molten rock material.
Mill	Equipment used to grind crushed rock to the desired size for mineral extraction.
Mineralization	The presence of minerals of possible economic value – and also the process by which concentration of economic minerals occurs.
Mm	Millimeters.
Mo	Molybdenum.
MoS2	Molybdenite.
NQ	1.87 inches diameter drill core.
NQ size core	Drill core with a diameter of 1.87 inches.
Open pit	A large-scale hard-rock surface mine.
Ore	A mineral or aggregate of minerals which can be commercially mined at a profit.
Ounce or oz	Troy ounce (= 31.1035 grams).
Potassic Alteration	Rock characterized by potassium-feldspar minerals.
Pyrite	An iron sulfide mineral.
RC	Reverse circulation.
Rhyolite	Rhyolite is a type of lava.
SAG mill	Semi autogenous grinding mill.
Silicate	A compound whose crystal lattice contains the silicate tetrahedron.
Sill	An intrusion that is sheet-like and parallel to bedding or layering in the host rocks.
SX-EW	Solvent Extraction Electrowinning.
Tailings	The gangue and other refuse material resulting from the washing, concentration or treatment of ground ore.

Technical Report	“Mount Hope Project, Eureka, Nevada USA, Resource and Reserve Estimate Technical Report” dated December 19, 2005.
TMO	Technical grade molybdenum oxide.
Toll	Royalty on minerals.
Toll Roasting	Roasting third party molybdenum concentrates.
Ton	A measure of weight equal to 2,000 pounds.
Tonne	A measure of weight equal to 1,000 kilograms or 2,204.6 lbs.
Tuff	Rock formed from volcanic ash.
UTM	Universal Transverse Mercator – a commonly used map projection system.
Vein	A tabular deposit of minerals occupying a fracture, in which particles may grow away from the walls towards the middle.

SIGNATURES

        In accordance with the requirements of the Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Spokane, Washington on June 14 , 2006.

IDAHO GENERAL MINES, INC.
By:	/s/ Robert L. Russell Robert L. Russell President and Chief Executive Officer (Principal Executive Officer)