Form 10QSB
period 2006-06-30
IDAHO GENERAL MINES INC
filed 2006-08-14
CIK 1275229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☑

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

The number of shares outstanding of registrant’s common stock as of August 9, 2006 was 39,131,790

Transitional Small Business Disclosure Format (check one): YES  ☐ NO ☑

PART I

FINANCIAL INFORMATION

ITEM 1.

FINANCIALS STATEMENTS

IDAHO GENERAL MINES, INC.

(AN EXPLORATION STAGE COMPANY)

BALANCE SHEETS

	June 30, 2006 (Unaudited)	December 31, 2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 22,501,493	$ 256,773
Tax refund receivable	-	29,514
Employee advances	-	9,000
Deposits	75,000	-
Prepaid expense	113,691	4,113
Total Current Assets	22,690,184	299,400

PROPERTY AND EQUIPMENT, net	296,128	53,333

LAND AND MINING CLAIMS	4,956,740	496,913

TOTAL ASSETS	$ 27,943,052	$ 849,646

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 293,025	$ 815,753
Total Current Liabilities	293,025	815,753

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY
Preferred stock, Series A, $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized, 38,898,112 and 16,571,312 shares issued and outstanding, respectively	38,898	16,571
Additional paid-in capital	41,666,827	7,174,266
Accumulated deficit before exploration stage	(212,576)	(212,576)
Accumulated deficit during exploration stage	(13,843,122)	(6,944,368)
Total Stockholders’ Equity	27,650,027	33,893

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 27,943,052	$ 849,646

The accompanying condensed notes are an integral part of these interim financial statements.

IDAHO GENERAL MINES, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended		January 1, 2002 (Inception of Exploration Stage) to
	June 30, 2006 (Unaudited)	June 30, 2005 (Unaudited)	June 30, 2006 (Unaudited)	June 30, 2005 (Unaudited)	June 30, 2006 (Unaudited)
REVENUES	$ -	$ -	$ -	$ -	$ -
OPERATING EXPENSES:
Property research, exploration and development	1,705,988	492,526	2,815,611	1,035,958	6,809,071
General and administrative expense	3,308,464	333,493	4,412,864	829,706	7,448,066

TOTAL OPERATING EXPENSES	5,014,452	826,019	7,228,475	1,865,664	14,257,137
LOSS FROM OPERATIONS	(5,014,452)	(826,019)	(7,228,475)	(1,865,664)	(14,257,137)
OTHER INCOME
Interest and dividend income	186,114	1,441	329,720	2,096	349,162
Realized gain on marketable securities	-	-	-	-	5,089
Realized income from timber sales	-	-	-	-	59,764
TOTAL OTHER INCOME	186,114	1,441	329,720	2,096	414,015
LOSS BEFORE TAXES	(4,828,338)	(824,578)	(6,898,755)	(1,863,568)	(13,843,122)
INCOME TAXES	-	-	-	-	-
NET LOSS	$ (4,828,338)	$ (824,578)	$ (6,898,755)	$ (1,863,568)	$ (13,843,122)
BASIC AND DILUTED NET LOSS PER SHARE OF COMMON STOCK	$ (0.13)	$ (0.06)	$ (0.21)	$ (0.14)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	38,410,481	14,956,318	32,706,471	13,509,314

The accompanying condensed notes are an integral part of these interim financial statements.

IDAHO GENERAL MINES, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF CASH FLOWS

			January 1, 2002 (Inception of Exploration
	Six Months Ended June 30, 2006 (Unaudited)	Six Months Ended June 30, 2005 (Unaudited)	Stage to June 30, 2006 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (6,898,754)	$ (1,863,568)	$ (13,843,122)
Adjustments to reconcile net loss to net cash used by operating activities:
Services and expenses paid with common stock	950,250	91,375	2,172,558
Depreciation and amortization	13,802	4,427	29,246
Gain on sale of investments	-	-	(9,245)
Management and administrative fees paid with common stock options	745,155	132,750	1,203,930
Decrease (increase) in employee advances	9,000	-	-
Decrease (increase) in prepaid expenses and deposits	(155,064)	-	(188,691)
Increase (decrease) in accounts payable and accrued expenses	(522,728)	207,019	293,025
Unrealized loss on securities	-	-	4,157
Net cash used by operating activities	(5,858,339)	(1,427,997)	(10,338,142)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for the purchase of equipment	(256,597)	(3,630)	(314,574)
Purchase of securities	-	-	(136,987)
Purchase of mining property, claims, options	(4,459,827)	(15,690)	(4,500,289)
Cash provided by sale of marketable securities	-	-	246,840
Net cash provided (used) by investing activities	(4,716,424)	(19,320)	(4,705,010)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock	32,719,483	2,248,448	37,398,432
Net cash provided by financing activities:	32,719,483	2,248,448	37,398,432
Net increase (decrease) in cash and cash equivalents	22,144,720	801,131	22,355,280
Cash and cash equivalents, beginning of period	256,773	700,498	46,213
Cash and cash equivalents, end of period	$ 22,401,493	$ 1,501,629	$ 22,401,493
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid	$ -	$ -	$ -
Interest paid	$ -	$ -	$ -
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for equipment	$ -	$ -	$ 10,800
Common stock and warrants issued for property	$ -	$ -	$ 375,000

The accompanying condensed notes are an integral part of these interim financial statements.

IDAHO GENERAL MINES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2006

NOTE 1 - DESCRIPTION OF BUSINESS

Idaho General Mines, Inc. (“the Company” or “IGMI”) is an Idaho corporation originally incorporated as General Mines Corporation on November 23, 1925.  In 1966, the Company amended its articles of incorporation to change its name to Idaho General Petroleum and Mines Corporation, and amended its articles again in 1967 changing its name to Idaho General Mines, Inc.  The Company’s historic activities have principally consisted of the exploration for nonferrous and precious metals in and around Shoshone County, Idaho.  The Company entered a new exploration stage in early January 2002 when it shifted its focus to minerals exploration.  Prior to 2003, the Company’s business has been confined to periodic timber sales from its mining property holdings and other general and administrative activities.  With the listing of the Company on the Over-the-Counter Bulletin Board in May 2004, the Company began a search for substantive mineral properties with a focus on metals such as copper, zinc, silver, gold and specialty metals.   IGMI entered into an option to lease the Mount Hope molybdenum property located in Nevada in November 2004 and exercised that option in October 2005 after several phases of feasibility studies and project design studies.  IGMI similarly optioned the Hall-Tonopah molybdenum-copper property, also in Nevada, in 2005 and exercised that option to purchase the Hall-Tonopah property in March 2006 with the intent of assessing economic feasibility by exploring and assessing the property’s potential.  Accordingly, IGMI has assumed the role of exploring, and as warranted, developing major mineral deposits which are at a relatively advanced stage and are worthy of economic consideration.  IGMI has obtained substantial funding in 2004 though the first quarter of 2006 to carry out the above objectives and plans to carry such projects forward to production as indicated and as success in raising of capital allows.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the financial statements.  The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity.  These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.  The accompanying financial statements should be read in conjunction with the audited financial statements of the Company included in the Company’s December 31, 2005 Annual Report.  In the opinion of the Company’s management, all adjustments considered necessary for a fair presentation have been included.  The results of the six months ended June 30, 2006 are not necessarily indicative of the results of operations expected at the year ending December 31, 2006.

Accounting Pronouncements-Recent

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.”  This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer’s financial assets that meets the requirements for sale accounting; a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates.  The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities.  The statement further permits, at its initial adoption,  a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available

IDAHO GENERAL MINES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2006

for sale securities under Statement 115, provided that the available for sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management believes the adoption of this statement will have no impact on the Company’s financial condition or results of operations at June 30, 2006.

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140” (hereinafter “SFAS No. 155”). This statement established the accounting for certain derivatives embedded in other instruments.  It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity (“SPE”) may hold under SFAS No. 140.  This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement.  SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management believes the adoption of this statement will have no impact on the Company’s financial condition or results of operations at June 30, 2006.

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

In March 2005, the Financial Accounting Standards Board issued FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations.”  FIN 47 clarifies that the term “conditional asset retirement obligation,” which as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity.  The entity must record a liability for a “conditional” asset retirement obligation if the fair value of the obligation can be reasonably estimated.  FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.   FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005.  The Company does not expect SFAS No. 154 to have a material impact on its financial position, results of operations, or cash flows.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153.  This statement addresses the measurement of exchanges of nonmonetary assets.  The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  The guidance in that opinion, however, included certain exceptions to that principle. This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  This

IDAHO GENERAL MINES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2006

statement is effective for financial statements for fiscal years beginning after June 15, 2005.  Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued.  Management believes the adoption of this statement will have no impact on the financial statements of the Company.

In December 2004, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards No. 123R, “Accounting for Stock Based Compensation.”  This statement supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance.  This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.  This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in Statement of Financial Accounting Standards No. 123.  This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans.”  The adoption of this statement has had no impact on the financial statements of the Company.

Cash and Cash Equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Derivative Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (hereinafter “SFAS No. 133”), “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, “Accounting for Derivative instruments and Hedging Activities-Deferral of the Effective Date of FASB No. 133,” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” and SFAS No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities,” the last of which is effective June 30, 2003.  These statements establish and clarify accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.  They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

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

IDAHO GENERAL MINES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2006

Fair Value of Financial Instruments

The Company’s financial instruments as defined by Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” include cash, accounts payable and accrued liabilities.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at June 30, 2006 and December 31, 2005.

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

Provision for Taxes

Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (hereinafter “SFAS No. 109”).  Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end.  A valuation allowance is recorded against the deferred tax asset if management does not believe the Company has met the “more likely than not” standard imposed by SFAS No. 109 to allow recognition of such an asset.

Property and Equipment

During the six months ended June 30, 2006 the Company purchased vehicles for $125,305 and the Company purchased computers and related equipment for $131,293.  The vehicles will be depreciated over useful lives of five years using straight line depreciation.

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

IDAHO GENERAL MINES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2006

Estimates of such liabilities are based upon currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of inflation and other societal and economic factors, and include estimates of associated legal costs.  These amounts also reflect prior experience in remediating contaminated sites, other companies’ clean-up experience and data released by The Environmental Protection Agency or other organizations.  Such estimates are by their nature imprecise and can be expected to be revised over time because of changes in government regulations, operations, technology and inflation.  Recoveries are evaluated separately from the liability and, when recovery is assured, the Company records and reports an asset separately from the associated liability.  At June 30, 2006, the Company had no accrued liabilities for compliance with environmental regulations.

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

NOTE 3 - INVESTMENTS

The Company accounts for its investments in debt and equity securities in accordance with the provisions of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and reports its investments in available for sale securities at their fair value, with unrealized gains and losses excluded from income or loss and included in other comprehensive income or loss.  The Company’s investment securities are classified as available for sale securities which are recorded at fair value on the balance sheet as marketable securities and classified as current assets.

At June 30, 2006 and December 31, 2005, the Company had no marketable securities.

NOTE 4 - LAND AND MINING CLAIMS

In April 2006, the Company entered into a Letter of Intent to purchase certain patented lode mining claims referred to as the Liberty Claims on property adjacent to Hall-Tonopah property for cash of $75,000 and 150,000 shares of restricted common stock.

The Company’s mining claims and land consist in part of approximately 107 acres of fee simple land in the Pine Creek area of Shoshone County, Idaho, six patented mining claims known as Chicago-London group, located near the town of Murray in Shoshone County, Idaho and 265 acres of private land and 3 unpatented claims in Josephine County, Oregon, known as the Turner Gold project.  The carrying value of these properties at June 30, 2006 and December 31, 2005 is as follows:

	June 30, 2006	December 31, 2005
Pine Creek Land	$ 1,450	$ 1,450
High Desert Winds (Hall)	4,459,826	-
Chicago-London Group	80,001	80,000
Turner Gold Land	415,462	415,462
	$ 4,956,739	$ 496,912

The Company reviews the carrying value of its assets annually and whenever events or circumstances indicate that an asset’s fair value may not be at least equal to its carrying value.

IDAHO GENERAL MINES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2006

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

On June 30, 2005, the Company entered into a two-year option to purchase land and water rights on property located near the Mt. Hope property in Nevada.  The option was paid for with cash of $152,000 and 30,000 shares of restricted common stock.  Total purchase price of the property and water rights is $1.85 million.  This property and related water rights were purchased on July 19, 2006.

During the year ended December 31, 2005, the Company purchased acreage at the Turner Gold project for $415,462.  The Company entered into an option agreement with High Desert Winds LLC (“High Desert”) for High Desert’s approximately ten square mile property in Nye County, Nevada, including water rights, mineral and surface rights, buildings and certain equipment (the “Hall-Tonopah Property”).  Pursuant to the terms of this agreement, the Company was granted a nine-month option to purchase the Hall-Tonopah Property.  The Company extended the option agreement with High Desert with payments of $75,000 in June and $100,000 in August of 2005.  The option was subsequently extended to March 17, 2006 with an $80,000 payment paid on January 17, 2006.  On March 17, 2006, we entered into a purchase agreement with High Desert Winds LLC whereby we purchased a substantial portion of this property pursuant to our option.  At closing, we paid High Desert a cash payment of $4.5 million for the property that we purchased and agreed to make a deferred payment of up to an additional $1,000,000 in purchase price for the remaining portion of this property, which is payable on or before March 17, 2008 depending on the outcome of activities at the property.  The remaining property is not material to our company and the failure to purchase the remaining property will not materially affect our operations with respect to the portion of the property that we did purchase.  The property is also subject to a 12% royalty payable with respect to the net revenues generated from the molybdenum or copper mined and removed from the properties purchased.

NOTE 5 - RELATED PARTY TRANSACTIONS

At December 31, 2005, the Company had an employee receivable in the amount of $9,000 for cash advances to a corporate officer for expenses and salary. This amount was fully repaid during the three months ended March 31, 2006.

The Company paid professional service fees of $35,319 during the year ended December 31, 2005, to the Company’s legal counsel, who is a shareholder and also serves as the Company’s secretary/treasurer.

Additional related party transactions are included as part of Notes 6 and 8.

IDAHO GENERAL MINES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2006

NOTE 6 - COMMON STOCK

During the six months ended June 30, 2006, the Company issued 19,716,269 shares of common stock and warrants for cash of $34,684,453 less placement agent and finder’s fees of $2,470,304.  The Company issued 170,550 shares of common stock for finder’s fees valued at $187,605.  The Company issued 69,000 shares upon the cashless exercise of options and issued 838,834 shares of common stock for cash of $505,334 upon the exercise of warrants and options.  The Company also issued 1,700,000 shares of stock pursuant to the cashless exercise of warrants whereby 217,853 shares of Company stock were delivered as payment of the exercise price.

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

During 2004, the board of directors and shareholders adopted amended and restated articles of incorporation, which authorized the Company’s issuance of 200,000,000 shares of common stock with a $0.001 par value.  Prior to 2004, the Company was authorized to issue 25,000,000 shares of common stock with a par value of $0.10.

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

On November 16, 2004, the board of directors unanimously consented to amend the articles of incorporation of the Company.  The amendment reclassified 10,000,000 shares of the Company’s no par value preferred stock into 10,000,000 shares of $0.001 par value Series A preferred stock.  At December 31, 2004 and 2005, no shares of $0.001 par value Series A preferred stock were issued or outstanding.

NOTE 8 - COMMON STOCK OPTIONS

The board of directors and shareholders adopted the Idaho General Mines, Inc. 2003 Stock Option Plan (“Plan”) during 2004.  The purpose of the Plan is to give the Company greater ability to attract, retain, and motivate its officers and key employees and is intended to provide the Company with ability to provide incentives more directly linked to the success of the Company’s business and increases in shareholder value.

The board of directors has determined that options issuable pursuant to the Plan will be utilized solely for the purpose of granting incentive stock options (“ISOs”) for employees (pursuant to Internal Revenue Code 422).  The maximum number of shares available for issuance under the Plan is currently 3,000,000 shares.  Although the Plan permits the issuance of both incentive stock options and non-qualified stock options, the board of directors has opted to issue only incentive stock options under the Plan.

During the six months ending June 30, 2006 the Company granted 1,050,000 non-qualified stock options outside of the Plan with an exercise price ranging from $2.80 to $3.32 with vesting at various dates through 2008.  These options were granted to members of the Board of Directors and Officers of the Company.  The fair value of each option is estimated on the issue date using the Black-Scholes Option Price Calculation.  The following assumptions

IDAHO GENERAL MINES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2006

were made in estimating the fair value: risk free interest of 4%; volatility of 132%; dividend rate of 0% and expected life of 2 years.  The total value was calculated at $2,163,000.  Expense was recorded of $1,278,000 for the options, which vested in the second quarter of 2006.

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

The following is a summary of the Company’s stock option plans as of June 30, 2006:

	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans not approved by security holders	-	$ -	-
Equity compensation plans approved by security holders:
2003 Stock Option Plan	1,270,000	0.50	180,000
Other equity compensation	2,705,000	1.32	n/a
Total	3,975,000	$ 1.04	180,000

IDAHO GENERAL MINES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2006

The following is a summary of stock option activity in 2005 and 2006:

	Number of Shares Under Options	Weighted Average Exercise Price
Outstanding January 1, 2005	4,285,000	$0.33
Granted	950,000	0.72
Exercised	(1,195,000)
Forfeited	-
Expired	-
Outstanding December 31, 2005	4,040,000	$0.43
Exercisable at December 31, 2005	2,880,000
Weighted Average Fair Value Granted During 2005	$0.32
Outstanding January 1, 2006	4,040,000	$0.43
Granted	1,050,000	3.10
Exercised	(205,000)	3.32
Forfeited	(180,000)
Expired	-
Outstanding June 30, 2006	4,705,000	$0.77
Exercisable at June 30, 2006	3,975,000
Weighted Average Fair Value Granted During 2006	$3.10

IDAHO GENERAL MINES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2006

The following table gives information about the Company’s common stock that may be issued upon the exercise of options under the Company’s existing stock option plan and upon the exercise of options outside of the Company’s existing stock option plan as of June 30, 2006.

Exercise Prices	Number of Shares under Options	Weighted Average Exercise Price	Weighted Average Remaining contractual Life (in years)	Number Exercisable	Weighted Average Exercise Price
$0.11	690,000	$0.11	2.47	690,000	$0.11
0.15	150,000	0.15	2.71	150,000	0.15
0.15	100,000	0.15	3.71	100,000	0.15
0.15	350,000	0.15	4.71	350,000	0.15
0.30	-	0.30	5.05	-	0.30
0.30	100,000	0.30	3.06	100,000	0.30
0.44	600,000	0.44	3.25	600,000	0.44
0.44	-	0.44	4.25	-	0.44
0.44	30,000	0.44	5.25		0.44
0.70	220,000	0.70	3.44	220,000	0.70
0.72	350,000	0.72	3.52	350,000	0.72
0.72	300,000	0.72	4.52	300,000	0.72
0.72	300,000	0.72	5.52	-	0.72
0.75	465,000	0.75	3.37	465,000	0.75
2.80	450,000	2.80	4.76	450,000	2.80
3.32	200,000	3.32	4.81	200,000	3.32
3.32	200,000	3.32	5.81	-	3.32
3.32	200,000	3.32	6.81	-	3.32
	4,705,000	$1.05	3.62	3,975,000	$0.84

Weighted average remaining life of

5.91 years
non-vested options

NOTE 9 - COMMON STOCK WARRANTS

During the six months ended June 30, 2006, the Company issued 1,596,243 common stock warrants (attached to common stock) with an exercise price of $1.75 and 7,500,000 common stock warrants were issued with an exercise price of $3.75 with expirations at various dates through 2012.  The fair value of each warrant was estimated using the Black-Scholes Option Price Calculation.  The following assumptions were made in estimating fair value: risk free interest rate of 4%; volatility of 123.8%; dividend rate of 0%; and expected life of 2 years.  The total value of these warrants was estimated at $24,639,093.

During the nine months ended September 30, 2005, the Company issued 2,998,932 common stock warrants (attached to common stock) with an exercise price of $1.00 per share and an expiration date of two years.  The fair value of each option is estimated using the Black-Scholes Option Price Calculation.  The following assumptions were made in estimating fair value: risk free interest of 4%; volatility of 73%; dividend rate of 0%; and expected life of two years.  The total value of these warrants was estimated at $758,148.

During the last quarter of the year ended December 31, 2005, the Company issued 210,000 common stock warrants with an exercise price of $1.75 per share and an expiration date of two years.  The fair value of each warrant is estimated using the Block-Scholes option Price Calculation.  The following assumptions were made in estimating fair value: risk interest rate of 4%; dividend rate of 0%; volatility of 82% and expected life of two years.  The total value of these warrants was estimated at $64,767.

IDAHO GENERAL MINES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2006

NOTE 10 – INCOME TAXES

At June 30, 2006 and December 31, 2005, the Company had deferred tax assets of approximately $1,704,000 and $1,040,000, respectively, principally arising from net operating loss carryforwards for income tax purposes multiplied by an expected rate of 34%.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax assets, a valuation allowance equal to the deferred tax asset has been established at June 30, 2006 and December 31, 2005.  The significant components of the deferred tax asset at June 30, 2006 and December 31, 2005 were as follows:

	June 30, 2006	December 31, 2005
Net operating loss carryforward	$ 5,011,000	$ 3,061,000
Deferred tax asset	$ 1,704,000	$ 1,040,000
Deferred tax asset	$ (1,704,000)	$ (1,040,000)
Net deferred tax assets	$ -	$ -

At June 30, 2006 and December 31, 2005, the Company has net operating loss carryforwards of approximately $5,011,000 and $3,061,000, respectively, which expire in the years 2022 through 2026.  The change in the allowance account from June 30, 2006 to December 31, 2005 was $664,000.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

The Company owns and has owned mineral property interests on certain public and private lands in Shoshone County, Idaho.  The Company’s mineral property holdings include lands contained in mining districts that have been designated as “Superfund” sites pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”).  The Company and its properties have been and are subject to a variety of federal and state regulations governing land use and environmental matters.  The Company believes it has been in substantial compliance with all such regulations, and is unaware of any pending action or proceeding action relating to regulatory matters that would affect the financial position of the Company.  The Company’s management acknowledges, however, that the possibility exists that the Company may be subject to environmental liabilities associated with its properties in the future, and that the amount and nature of any liabilities the Company may be held responsible for is impossible to estimate.

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

On November 8, 2005, the Company entered into a rotary drilling agreement with Lang exploratory drilling.  The project consists of drilling six water holes and five condemnation holes.

On November 15, 2005, the Company entered into a contract with MinnovEx-SGS for a progressive grinding circuit design study.  The original order was $81,987.

For additional commitments, see Note 4.

IDAHO GENERAL MINES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2006

NOTE 12 - SUBSEQUENT EVENTS

On July 19, 2006, the Company completed the purchase of the Gale Ranch and the water rights that accompanied the ranch for a total cost of $1,857,175.

On July 17, 2006 the Company entered into a letter of intent to purchase the water rights and stock in Atlas Mining Company for cash of $400,000.  The Company has provided Atlas Mining Company with a refundable deposit of $100,000 with the letter of intent.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of our financial condition and plan of operations constitutes management’s review of the factors that affected our financial and operating performance for the six months ended June 30, 2006 and 2005.  This discussion should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report and in our Form 10-KSB, as amended, for the year ended December 31, 2005.

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

We began a feasibility study in November 2004 for the purpose of determining our interest in exercising the long term option to lease the Mount Hope Project.  This study, principally accomplished by mining industry consulting firms, was completed in October 2005 and provides a definitive mining and processing plan.  Based on the results of the feasibility study, we exercised our option to lease in October 2005 and entered into the Mount Hope Lease.   We plan to begin permitting, environmental impact studies, and intermediate stage engineering based upon a tentative two-year permitting schedule.  We indicated our intent to proceed with permitting of the project in meetings with the principal regulatory agency, the BLM, and various regulatory agencies of the State of Nevada in the second quarter of 2005.  On June 6, 2006, we submitted a Plan of Operations with respect to the Mount Hope Project to the United States Bureau of Land Management (the “BLM”), the lead agency reviewing our applications for mining permits.  Various environmental data and study tasks are ongoing and are expected to assist with the permitting process. We believe that permitting will require approximately 20-30 months from the date of filing of the Plan of Operations, but the timing is dependent on the timing of agency actions over which we have no control.  We expect that a feasibility study will be finalized upon the completion of the permitting process.  We believe that, based upon the feasibility studies completed to date, once we have completed the permitting process and the feasibility study, construction of the planned facilities would take approximately 20-24 months.

We also currently own several other properties located in the western United States.  These properties include additional advanced-stage molybdenum deposits as well as copper and gold deposits.

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

Results of Operations for the Six Months Ended June 30, 2006

Compared to Six Months Ended June 30, 2005

We are classified as an exploration stage company with no producing mines and, accordingly, we do not produce income.  Our net loss for the six months ended June 30, 2006 was $(6,898,755) as compared to a net loss of $(1,863,568) for the six months ended June 30, 2005.  The increase of $5,035,187 is attributable primarily to increased exploration and documentation studies required to complete our Plan of Operations, our Environmental Impact Statement and our bankable feasibility study significantly contributed to additional operating expenses.  We also incurred higher corporate and administrative costs in a number of areas consistent with our substantially increased activity levels.  These costs include employee compensation expenses, expansion of corporate personnel and associated costs, marketing and investor relations expenses, general legal expenses, and accounting and compliance issues reflecting the greater complexity of our operations.

Exploration and development expenditures of $2,815,611 were incurred at the Mount Hope Project and the Hall-Tonopah Project during the six months ended June 30, 2006 as exploration and development activity proceeded at a very aggressive pace.  This is consistent with our stated objective to complete our Mount Hope Project plans and to focus on the permitting required to bring the project to commercial production.  All of the expenditures during the six months ended June 30, 2006 were related to this objective, and associated feasibility study costs represent the majority of expenditures at the Mount Hope Project.

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

Our cash balance as at June 30, 2006 was $22,690,184 compared to $1,501,630 as at June 30, 2005.  The increase in cash balance was due to the private placements of our units that were completed on January 10, 2006 and February 15, 2006, offset by the purchase of the Hall-Tonopah Property.  Total assets as at June 30, 2006 were $27,943,052 compared to $2,048,631 as at June 30, 2005. The increase is due to the private placements of our units and the purchase of the Hall-Tonopah Property.  Liabilities as at June 30, 2006 were $293,025 compared to $234,035 as at June 30, 2005.  This increase in payables reflects our increase in activity over the past year.

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

(1)

If Project Financing is not received by October 19, 2008, we may elect to defer this payment and proceed to make the payments under the column labeled “Project Financing Not Received and Deferral Elected.”  If prior to making all of the payments under the column “Project Financing Not Received and Deferral Elected” we obtain project financing, we would be required to make this payment and to pay $500,000 each year thereafter.

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

In addition, in connection with our purchase of the Hall-Tonopah Property, we agreed to make a deferred payment of up to an additional $1,000,000 in purchase price which is payable, if at all, on or before March 17, 2008 depending on the outcome of activities at the property.  The Hall-Tonopah Property is also subject to a 12% royalty payable with respect to the net revenues generated from the molybdenum or copper minerals removed from the properties purchased.

Changes in Accounting Policies

We did not change our accounting policies during the six months ended June 30, 2006.

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

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 5

OTHER INFORMATION

On August 4, 2006, our Board of Directors appointed Roy A. Pickren, Jr. and Ricardo M. Campoy as directors, filling two vacancies created by the Board’s resolution to expand the size of the Board from seven to nine members.  In connection with their appointment to our Board of Directors, on August 4, 2006, we granted 100,000 options to purchase shares of our common stock to each of Roy A. Pickren, Jr. and Ricardo M. Campoy.  The options vest according to the following schedule: rights to purchase 40,000 shares vest immediately upon grant; rights to purchase 30,000 shares vest upon the one-year anniversary of grant; and rights to purchase 30,000 shares vest upon the two-year anniversary of grant.  The options are exercisable at a price of $2.34 per share (the closing price of our common stock on August 4, 2006) for a period of five years.

On June 30, 2006, Matthew L. Russell, our COO, resigned from his position.  His responsibilities were assumed by our President and CEO.

Our Board of Directors revised the executive compensation structure in April 2006, to be effective April 1, 2006, based on the recommendations of the compensation committee.  Below is a chart reflecting the new salaries for the executive management and the executive management bonus that were awarded for prior year activity.  The bonus awards were based on a percent of the 2006 salary for Robert Russell and, for Matthew Russell and Robert Dumont, a percent of an estimated $150,000 salary for 2006 as their actual salaries for 2006 had not yet been determined.  All bonuses were grossed up to provide the cash bonus desired by the Board of Directors.

Name	Title	Wage	Bonus
Robert L Russell	President/CEO	$225,000	$346,154
Matthew F Russell	Exec VP Operations/COO	$210,000	$173,077
Robert L Dumont	Exec VP Bus Dev & Inv Relations	$180,000	$197,368

On April 5, 2006, the disinterested members of our Board of Directors unanimously approved the amendment to warrants purchased by certain of our officers and directors in one of our private placements.  The amendment permitted the individuals to satisfy the exercise price of their warrants by delivery to the company of previously held shares of our common stock with a market value equal to the exercise price on the preceding ten trading days.  The amendments were approved to minimize the dilution created by the exercise of warrants and to avoid the necessity of the sale of shares of our common stock in the market in order to raise proceeds for the exercise of the warrants, which were due to expire in April and May 2006.

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

Dated: August 14, 2006