Form 10QSB
period 2006-09-30
IDAHO GENERAL MINES INC
filed 2006-11-20
CIK 1275229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

☐         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Idaho General Mines, Inc.
(Name of small business issuer in its charter)

IDAHO	000-50539	91-0232000
(State or other jurisdiction	Commission File Number	(I.R.S. Employer
of incorporation or organization)		Identification No.)

10 North Post St., Suite 610
Spokane, WA 99201
Telephone: (509) 838-1213
(Address and telephone number of principal executive offices)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

The number of shares outstanding of registrant’s common stock as of October 30, 2006 was 41,481,102.

Transitional Small Business Disclosure Format (check one): YES ☐ NO ☒

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

IDAHO GENERAL MINES, INC.

(AN EXPLORATION STAGE COMPANY)

BALANCE SHEETS

	September 30, 2006	December 31, 2005
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$19,355,778	$256,773
Tax refund receivable	—	29,514
Employee receivable	100,500	9,000
Deposits	179,350
Prepaid Expense	79,957	4,113
Total Current Assets	19,715,585	299,400

PROPERTY AND EQUIPMENT, net	283,643	53,333

LAND AND MINING CLAIMS	6,823,932	496,913

TOTAL ASSETS	$26,823,160	$849,646

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$741,942	$815,753
Total Current Liabilities	741,942	815,753

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Preferred stock, Series A, $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized, 40,640,271 and 16,571,312 shares issued and outstanding, respectively	40,627	16,571
Additional paid-in capital	42,554,747	7,174,266
Accumulated deficit before exploration stage	(212,576)	(212,576)
Accumulated deficit during exploration stage	(16,301,579)	(6,944,368)
Total Stockholders’ Equity	26,081,218	33,893

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$26,823,160	$849,646

The accompanying condensed notes are an integral part of these interim financial statements.

IDAHO GENERAL MINES, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended		January 1, 2002 Inception of Exploration Stage) to
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005	September 30, 2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	—		—	—	—

OPERATING EXPENSES:
Property research, exploration and development	1,784,973	449,536	4,600,584	1,477,494	8,594,044
General and administrative expense	1,031,965	309,617	5,444,829	1,147,322	8,480,031
TOTAL OPERATING EXPENSES	2,816,938	759,153	10,045,413	2,624,816	17,074,075

LOSS FROM OPERATIONS	(2,816,938)	(759,153)	(10,045,413)	(2,624,816)	(17,074,075)

OTHER INCOME
Interest and dividend income	358,480	1,872	688,200	3,967	707,642
Realized gain on marketable securities	—	—	—	—	5,089
Realized income from timber sales	—	—	—	—	59,764
TOTAL OTHER INCOME	358,480	1,872	688,200	3,967	772,495

LOSS BEFORE TAXES	(2,458,458)	(757,281)	(9,357,212)	(2,620,848)	(16,301,579)

INCOME TAXES	—	—	—	—	—

NET LOSS	$(2,458,458)	$(757,281)	$(9,357,212)	$(2,620,848)	$(16,301,579)

BASIC AND DILUTED NET LOSS PER SHARE OF COMMON STOCK	$(0.06)	$(0.05)	$(0.26)	$(0.19)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	40,227,439	15,560,990	35,753,793	13,947,703

The accompanying condensed notes are an integral part of these interim financial statements.

IDAHO GENERAL MINES, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005	1-Jan-02 (Inception of Exploration Stage to September 30, 2006
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,357,212)	$(2,620,849)	$(16,301,579)
Adjustments to reconcile net loss to net cash used by operating activities:
Services and expenses paid with common stock	214,428	142,875	1,436,735
Depreciation and amortization	32,065	8,344	47,509
Gain on sale of investments	—	—	(9,245)
Management and administrative fees paid with common stock options	1,707,710	144,500	2,166,485
Decrease (increase) in employee advances	9,000	—	—
Decrease (increase) in prepaid expenses and deposits	(225,679)	(6,169)	(259,306)
Increase (decrease) in accounts payable and accrued expenses	(174,311)	66,587	641,442
Unrealized loss on securities	—	—	4,157
Net cash used by operating activities	(7,794,000)	(2,264,712)	(12,273,803)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for the purchase of equipment	(262,376)	(8,234)	(320,353)
Purchase of securities	—	—	(136,987)
Purchase of mining property, claims, options	(6,327,019)	(15,690)	(6,367,481)
Cash provided by sale of marketable securities	—	—	246,840
Net cash provided (used) by investing activities	(6,589,395)	(23,924)	(6,577,981)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock	33,482,399	2,248,448	38,161,348
Net cash provided by financing activities:	33,482,399	2,248,448	38,161,348

Net increase (decrease) in cash and cash equivalents	19,099,005	(40,188)	19,309,565
Cash and cash equivalents, beginning of period	256,773	700,498	46,213
Cash and cash equivalents, end of period	19,355,778	$660,310	$19,355,778

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid	$—	$—	$—
Interest paid	$—	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for equipment	$—	$10,800	$10,800
Common stock and warrants issued for property	$—	$—	$375,000

The accompanying condensed notes are an integral part of these interim financial statements.

IDAHO GENERAL MINES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

NOTE 1 - DESCRIPTION OF BUSINESS

Idaho General Mines, Inc. (“the Company” or “IGMI”) is an Idaho corporation originally incorporated as General Mines Corporation on November 23, 1925.  In 1966, the Company amended its articles of incorporation to change its name to Idaho General Petroleum and Mines Corporation, and amended its articles again in 1967 changing its name to Idaho General Mines, Inc.  The Company’s activities originally consisted of the exploration for nonferrous and precious metals in and around Shoshone County, Idaho.  However, for many years prior to 2002, the Company’s sole business consisted of periodic timber sales.  The Company entered a new exploration stage in early January 2002 when it shifted its focus to minerals exploration.  With the listing of the Company on the Over-the-Counter Bulletin Board in May 2004, the Company began a search for substantive mineral properties with a focus on metals such as copper, zinc, silver, gold and specialty metals.   IGMI entered into an option to lease the Mount Hope molybdenum property located in Nevada in November 2004 and exercised that option in October 2005 after several phases of feasibility studies and project design studies, which indicated the attractiveness of the project.  IGMI similarly optioned the Hall Tonopah molybdenum-copper property, also in Nevada, in 2005 and exercised that option to purchase the Hall Tonopah property in March 2006 with the intent of assessing economic feasibility by exploring and assessing the property’s potential.  Accordingly, IGMI has assumed the role of exploring, and as warranted, developing major mineral deposits which are at a relatively advanced stage and are worthy of economic consideration.  IGMI obtained substantial funding in 2004 though the first quarter of 2006 to carry out the above objectives.

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

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.  The accompanying financial statements should be read in conjunction with the audited financial statements of the Company included in the Company’s Annual Report for the year ended December 31, 2005, as amended.  In the opinion of the Company’s management, all adjustments considered necessary for a fair presentation have been included.  The results of the nine months ended September 30, 2006 are not necessarily indicative of the results of operations expected at the year ending December 31, 2006.

Accounting Pronouncements-Recent

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.”  This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer’s financial assets that meets the requirements for sale accounting; a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates.  The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities.  The statement further permits, at its initial adoption,  a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available for sale securities under Statement 115, provided that the available for sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management believes the adoption of this statement will have no immediate impact on the Company’s financial condition or results of operations at September 30, 2006.

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140” (hereinafter “SFAS No. 155”). This statement established the accounting for certain derivatives embedded in other instruments.  It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity (“SPE”) may hold under SFAS No. 140.  This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement.  SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management believes the adoption of this statement will have no immediate impact on the Company’s financial condition or results of operations at September 30, 2006.

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, “Accounting Changes  and Error  Corrections,” (hereinafter “SFAS No. 154”) which replaces Accounting  Principles Board Opinion No. 20, “Accounting  Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28.”  SFAS No. 154 provides guidance on accounting for and reporting changes in accounting principle and error corrections.  SFAS No. 154 requires that changes in accounting principle be applied retrospectively to prior period financial statements and is effective for fiscal years beginning after December 15, 2005.  The Company does not expect SFAS No. 154 to have a material impact on its financial position, results of operations, or cash flows.

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

Fair Value of Financial Instruments

The Company’s financial instruments as defined by Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” include cash, accounts payable and accrued liabilities.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2006 and December 31, 2005.

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

Property and Equipment

During the nine months ended September 30, 2006 the Company purchased vehicles for $125,305 and the Company purchased computers and related equipment for $137,071.  The vehicles will be depreciated over useful lives of five years using straight line depreciation.

During the year ended December 31, 2005, the Company purchased equipment costing $16,873 and computer equipment for $7,589.  The equipment and computer will be depreciated over useful lives of three to seven years using a straight-line depreciation method.  Depreciation expense for the nine months was $32,065.

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

Estimates of such liabilities are based upon currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of inflation and other societal and economic factors, and include estimates of associated legal costs.  These amounts also reflect prior experience in remediating contaminated sites, other companies’ clean-up experience and data released by The Environmental Protection Agency or other organizations.  Such estimates are by their nature imprecise and can be expected to be revised over time because of changes in government regulations, operations, technology and inflation.  Recoveries are evaluated separately from the liability and, when recovery is assured, the Company records and reports an asset separately from the associated liability.  At September 30, 2006, the Company had no accrued liabilities for compliance with environmental regulations.

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

At September 30, 2006 and December 31, 2005, the Company had no marketable securities.

NOTE 4 - LAND AND MINING CLAIMS

In April 2006, the Company entered into a Letter of Intent to purchase certain patented lode mining claims referred to as the Liberty Claims on property adjacent to Hall Tonopah property for cash of $75,000 and 150,000 shares of restricted common stock.  The Company has paid the $75,000 cash portion of the purchase price and will issue the shares of restricted stock upon completion of the purchase agreement.

The Company’s mining claims and land consist in part of approximately 107 acres of fee simple land in the Pine Creek area of Shoshone County, Idaho, six patented mining claims known as Chicago-London group, located near the town of Murray in Shoshone County, Idaho and 265 acres of private land 3 unpatented claims in Josephine County, Oregon, known as the Turner Gold project, a ten square mile property including water rights, certain mineral rights and surface rights known as the Hall Tonopah Property and 1,503 acres of deeded land, 70,000 acres of BLM grazing rights and certain water rights together known as the Gale Ranch.  The carrying value of these properties at September 30, 2006 and December 31, 2005 is as follows:

	September 30, 2006	December 31, 2005
Pine Creek Land	$1,450	$1,450
Hall Tonopah	4,459,826	—
Chicago-London Group	80,001	80,000
Turner Gold Land	415,462	415,462
Gale Ranch	1,867,193	—
	$6,823,932	$496,912

The Company reviews the carrying value of its assets annually and whenever events or circumstances indicate that an asset’s fair value may not be at least equal to its carrying value.

On November 12, 2004, IGMI entered into an option to lease all property and assets of the Mount Hope Molybdenum Property from Mt. Hope Mines, Inc.  Exercise of the option in October 2005 allows IGMI to proceed for the next 30 years with permitting, developing and mining the deposit and for so long thereafter as IGMI maintains an active operation.  At December 31, 2004, the Company had paid $456,286 on the Mount Hope option and issued 500,000 shares of common stock with warrants to purchase 500,000 shares of common stock for the Mount Hope option.

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

On June 30, 2005, the Company entered into a two-year option to purchase land and water rights on property located near the Mt. Hope property in Nevada.  The option was paid for with cash of $152,000 and 30,000 shares of restricted common stock.  This property and related water rights were purchased on July 19, 2006 for $1,867,193 including closing costs.

During the year ended December 31, 2005, the Company purchased acreage at the Turner Gold project for $415,462.  The Company also entered into an option agreement with High Desert Winds LLC (“High Desert”) for High Desert’s approximately ten square mile property in Nye County, Nevada, including water rights, mineral and surface rights, buildings and certain equipment (the “Hall Tonopah Property”).  Pursuant to the terms of this agreement, the Company was granted a nine-month option to purchase the Hall Tonopah Property.  The Company extended the option agreement with High Desert with payments of $75,000 in June and $100,000 in August of 2005.  The option was subsequently extended to March 17, 2006 with an $80,000 payment paid on January 17, 2006.  On March 17, 2006, the Company entered into a purchase agreement with High Desert whereby it purchased a substantial portion of the Hall Tonopah Property.  At closing, the Company paid High Desert a cash payment of $4.5 million for the portion of the Hall Tonopah Property that it purchased and agreed to make a deferred payment of up to an additional $1,000,000 in purchase price for the remaining portion of this property which is payable, if at all on or before March 17, 2008 depending on the outcome of activities at the property.  The Hall Tonopah Property is also subject to a 12% royalty payable with respect to the net revenues generated from the molybdenum or copper minerals removed from the properties purchased.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company had paid professional service fees of $63,106 during the nine months ended September 30, 2006 to the Company’s legal counsel, who is a shareholder and also serves as the Company’s secretary/treasurer.  Also, the Company paid $49,253 Surradial which is a company owned by Charles Russell the President and CEO’s son, for technical services during the nine months ended September 30, 2006.

On October 11, 2006, the former COO and son of the CEO exercised 100,000 Incentive Stock Options (ISOs) for cash and 100,000 Non-Qualified Stock Options (NSOs) for cash.  At that same time, he exercised 275,000 NSOs in a cashless exchange for 183,000 shares of common stock.

On August 16, 2006 the Company entered into an employment agreement effective August 14, 2006 with Andrew J. Russell, a son of our President and CEO, for the services as Senior Manager Permitting and Technical.  Under this agreement, Andrew J. Russell is paid $150,000 per year and was granted a stock option to purchase 60,000 shares at $2.10 per share, the closing price of the Company’s stock on August 15, 2006.

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

NOTE 6 - COMMON STOCK

During the nine months ended September 30, 2006, the Company issued 18,021,936 shares of common stock and warrants for cash of $33,324,130 less placement agent and finder’s fees of $2,470,304.  The

Company issued 170,550 shares of common stock for finder’s fees valued at $187,605.  The Company issued upon cashless exercise of warrants 1,482,147 shares of common stock and issued 50,000 shares of common stock for services valued at $120,250.  During the nine months ended September 30, 2006, warrants were exercised in the amount of 3,349,667 shares of common stock, for cash in the amount of $2,417,323.  During this same period, options were exercised in the amount of 125,000 shares of common stock for cash in the amount of $21,875.

During the year ended December 31, 2005, the Company issued 3,853,932 shares of common stock for cash of $3,059,198, issued 89,611 shares of common stock for services valued at $90,875, issued 20,000 shares of common stock for management valued at $23,500, 15,000 shares of common stock for property valued at $10,800, and issued 30,000 shares of stock for property valued at $28,500.  Additionally, upon the cashless exercise of options, the Company issued 979,830 shares of common stock.  In April 2005, the Company, in connection with the adoption of a shareholder rights agreement, declared a dividend of one right for every common stock share held.  The right is exercisable at $1.03 until December 31, 2007.  The exercise price of the right is subject to adjustment.

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

On November 16, 2004, the board of directors unanimously consented to amend the articles of incorporation of the Company.  The amendment reclassified 10,000,000 shares of the Company’s no par value preferred stock into 10,000,000 shares of $0.001 par value Series A preferred stock.  At December 31, 2004 and 2005, and September 30, 2006, no shares of $0.001 par value Series A preferred stock were issued or outstanding.

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

The board of directors has determined that options issuable pursuant to the Plan will be utilized solely for the purpose of granting ISOs for employees (pursuant to Internal Revenue Code 422).  The maximum number of shares available for issuance under the Plan is currently 3,000,000 shares.  Although the Plan permits the issuance of both ISOs and non-qualified stock options, the board of directors has opted to issue only ISOs under the Plan.

During the nine months ending September 30, 2006 the Company granted 1,665,000 non-qualified stock options outside of the Plan with an exercise price ranging from $2.25 to $3.68 with vesting at various dates through 2008.  These options were granted to members of the Board of Directors, officers, and employees of the Company.  In addition, the Company issued 60,000 of ISOs within the Plan with an exercise price of $2.10 with vesting at various dates through 2008.  The fair value of each option is estimated on the issue date using the Black-Scholes Option Price Calculation.  The following assumptions were made in estimating the fair value: risk free interest of 4%; volatility of 132%; dividend rate of 0% and expected life of 2 years.  The total value was calculated at $3,424,445.  Expense was recorded of $220,160 for the options which vested in the third quarter of 2006.

During the year ended December 31, 2005, the Company granted 950,000 ISOs under the Plan with an exercise price of $0.72 and vesting at various dates through 2007 with expirations at various dates through 2012.  These options were granted to officers and employees.  The fair value of each option is estimated on the issue date using the Black-Scholes Option Price Calculation.  The following assumptions were made in estimating fair value: risk free interest of 4%; volatility of 73%; dividend rate of 0%; and expected life of 2 years.  The total value was calculated at $307,800.  Expense was recorded of $113,400 for the ISOs, which vested in first quarter of 2005.

The following is a summary of the Company’s stock option plans as of September 30, 2006:

	Number of securities to be issued upon exercise of outstanding options	Weighted average excise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans not approved by security holders	—	$—	—

Equity compensation plans approved by security holders:
2003 Stock Option Plan	760,000	0.55	245,000

Other equity compensation	3,720,000	1.59	n/a

Total	4,480,000	$1.42	245,000

The following is a summary of stock option activity in 2005 and the first none months of 2006:

	Number of Shares Under Options	Weighted Average Exercise Price

Outstanding January 1, 2005	4,285,000	$0.33
Granted	950,000	$0.72
Exercised	1,195,000
Forfeited	—
Expired	—
Outstanding December 31, 2005	4,040,000	$0.43
Exercisable at December 31, 2005	2,880,000
Weighted Average Fair Value Granted During 2005	$0.32

Outstanding January 1, 2006	4,040,000	$0.43
Granted	1,725,000
Exercised	1,105,000
Forfeited	180,000
Expired	—
Outstanding September 30, 2006	4,480,000	$1.42
Exercisable at September 30, 2006	3,235,000
Weighted Average Fair Value Granted During 2006	$3.01

The following table gives information about the Company’s common stock that may be issued upon the exercise of options under the Company’s 2003 Stock Option Plan and upon the exercise of options outside of the Company’s existing stock option plan as of September 30, 2006.

Exercise Prices	Number of Shares Issuable Upon Options Exercises	Weighted Average Exercise Price	Weighted Average Remaining contractual Life (in years)	Number Currently Exercisable	Weighted Average Exercise Price
$0.11	690,000	$0.11	2.22	690,000	$0.11
0.15	350,000	0.15	4.46	350,000	0.15
0.30	100,000	0.30	2.81	100,000	0.30
0.44	600,000	0.44	2.99	600,000	0.44
0.44	30,000	0.44	4.99	30,000	0.44
0.70	220,000	0.70	3.19	220,000	0.70
0.75	465,000	0.75	3.12	465,000	0.75
2.80	450,000	2.80	4.51	450,000	2.80
3.32	200,000	3.32	4.55	200,000	3.32
3.32	200,000	3.32	5.55	—	—
3.32	200,000	3.32	5.56	—	—
3.68	40,000	3.68	5.59	—	—
3.68	60,000	3.68	6.59	—	—
3.14	40,000	3.14	5.59	—	—
3.14	25,000	3.14	6.59	—	—
3.20	50,000	3.20	4.56	50,000	3.20
3.20	200,000	3.20	6.57	—	—
2.10	30,000	2.10	5.87	—	—
2.10	30,000	2.10	6.87	—	—
2.25	80,000	2.25	4.86	80,000	2.25
2.25	60,000	2.25	5.86	—	—
2.25	60,000	2.25	6.86	—	—
	4,480,000	$1.13	2.75	3,235,000	$0.60

Weighted average remaining life of non-vested options			6.06

NOTE 9 - COMMON STOCK WARRANTS

During the nine months ended September 30, 2006, the Company granted 1,596,243 common stock warrants (attached to common stock) with an exercise price of $1.75 and 8,300,000 common stock warrants were issued with an exercise price of $3.75 with expirations at various dates through 2012.  The Company issued 75,000 warrants in exchange for services in the third quarter.  The fair value of each warrant was estimated using the Black-Scholes Option Price Calculation.  The following assumptions were made in estimating fair value: risk free interest rate of 4%; volatility of 127.6%; dividend rate of 0%; and expected life of 2 years.  The total value of the warrants issued in the third quarter is estimated at $94,178.

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

NOTE 10 – INCOME TAXES

At September 30, 2006 and December 31, 2005, the Company had deferred tax assets of approximately $1,704,000 and $1,040,000, respectively, principally arising from net operating loss carryforwards for income tax purposes multiplied by an expected rate of 34%.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax assets, a valuation allowance equal to the deferred tax asset has been established at September 30, 2006 and December 31, 2005.  The significant components of the deferred tax asset at September 30, 2006 and December 31, 2005 were as follows:

	September 30, 2006	December 31, 2005
Net operating loss carryforward	$8,153,000	$3,061,000

Deferred tax asset	$2,772,000	$1,040,000
Deferred tax asset valuation allowance	(2,772,000)	(1,040,000)
Net deferred tax asset	$—	$—

At September 30, 2006 and December 31, 2005, the Company has net operating loss carryforwards of approximately $6,338,000 and $3,061,000, respectively, which expire in the years 2022 through 2026.  The change in the allowance account from September 30, 2006 to December 31, 2005 was $1,732,000.

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

SEPTEMBER 30, 2006

On June 16, 2005, the Company entered into an agreement to secure the services of a contractor. The terms of the agreement include the issuance of 100,000 restricted shares of common stock to the contractor, vesting in batches of 25,000 through March 1, 2006, and the issuance of an additional 35,000 restricted shares of common stock if a successful deal is consummated.

On September 2, 2005, the Company entered into an agreement with Canaccord Capital Corporation as its financial advisor for proposed Canadian equity financing agreements.

NOTE 12 - SUBSEQUENT EVENTS

On July 17, 2006 the Company entered into a letter of intent to purchase the water rights and stock in Atlas Mining Company for cash of $400,000.  The Company has provided Atlas Mining Company with a refundable deposit of $100,000 with the letter of intent.  The transaction closed on November 7, 2006.

On October 25, 2006 the Company entered into an Earnest Money Agreement for the purchase of the Risi water rights.  The Company has provided the seller with a nonrefundable deposit of $40,000 with the earnest money agreement.

On October 11, 2006 the Company was notified that the Bureau of Land Management (BLM) had completed its review of the Plan of Operation for the Mount Hope Project.

On October 11, 2006, the former COO and son of the CEO exercised 100,000 ISOs for cash and 100,000 NSOs for cash.  At that same time, he exercised 275,000 NSOs in a cashless exchange for 183,000 shares of common stock.

On November 13, 2006, the Company purchased the remainder of the Hall Tonopah property for an additional payment of $1,000,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of our financial condition and plan of operations constitutes management’s review of the factors that affected our financial and operating performance for the nine months ended September 30, 2006 and 2005.  This discussion should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report and in our Form 10-KSB, as amended, for the year ended December 31, 2005.

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

We began a feasibility study in November 2004 for the purpose of determining our interest in exercising the long term option to lease the Mount Hope Project.  This study, principally accomplished by mining industry consulting firms, was completed in October 2005 and provides a definitive mining and processing plan.  Based on the results of the feasibility study, we exercised our option to lease in October 2005 and entered into the Mount Hope Lease.   We plan to begin permitting, environmental impact studies, and intermediate stage engineering based upon a tentative two-year permitting schedule.  We indicated our intent to proceed with permitting of the project in meetings with the principal regulatory agency, the BLM, and various regulatory agencies of the State of Nevada in the second quarter of 2005.  On June 6, 2006, we submitted a Plan of Operations with respect to the Mount Hope Project to the United States Bureau of Land Management (the “BLM”), the lead agency reviewing our applications for mining permits.  Various environmental data and study tasks are ongoing and are expected to assist with the permitting process. On October 11, 2006, the BLM notified us that it had completed its review of the Plan of Operations.  We believe that permitting will require approximately 20-30 months from the date of filing of the Plan of Operations, but the timing is dependent on the timing of agency actions over which we have no control.  We expect that a feasibility study will be finalized upon the completion of the permitting process.  We believe that, based upon the feasibility studies completed to date, once we have completed the permitting process and the feasibility study, construction of the planned facilities would take approximately 20-24 months.

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

Results of Operations for the Nine Months Ended September 30, 2006

Compared to Nine Months Ended September 30, 2005

We are classified as an exploration stage company with no producing mines and, accordingly, we do not produce income.  Our net loss for the nine months ended September 30, 2006 was $(9,357,212) as compared to a net loss of $(2,620,848) for the nine months ended September 30, 2005.  The increase of $6,736,364 is attributable primarily to increased exploration and documentation studies required to complete our Plan of Operations, our Environmental Impact Statement and our bankable feasibility study significantly contributed to additional operating expenses.  We also incurred higher corporate and administrative costs in a number of areas consistent with our substantially increased activity levels.  These costs include employee compensation expenses, expansion of corporate personnel and associated costs, marketing and investor relations expenses, general legal expenses, and accounting and compliance issues reflecting the greater complexity of our operations.

Exploration and development expenditures of $4,600,584 were incurred at the Mount Hope Project and the Hall Tonopah Project during the nine months ended September 30, 2006 as exploration and development activity proceeded at a very aggressive pace.  This is consistent with our stated objective to complete our Mount Hope Project plans and to focus on the permitting required to bring the project to commercial production.  All of the expenditures during the nine months ended September 30, 2006 were related to this objective, and associated feasibility study costs represent the majority of expenditures at the Mount Hope Project.

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

Our cash balance as at September 30, 2006 was $19,355,778 compared to $660,311 as at September 30, 2005.  Total assets as at September 30, 2006 were $26,823,160 compared to $1,214,168 as at September 30, 2005.These increases were due receipt of proceeds from to the private placements of our securities that were completed on January 10, 2006 and February 15, 2006, offset by the expenditures for purchase of the Hall Tonopah Property and the purchase of the Gale Ranch and water rights.  Liabilities as at September 30, 2006 were $741,942 compared to $92,854 as at September 30, 2005.  This increase in payables reflects our increase in activity over the past year.

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

Changes in Accounting Policies

We did not change our accounting policies during the nine months ended September 30, 2006.

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

ITEM 3.  CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-QSB. In connection with the evaluation,, our Board of Directors and management, including our principal executive officer and principal financial officer, adopted a policy formalizing the Company’s disclosure controls and procedures.   Pursuant to this action, our management formed a Disclosure Committee that is committed to the fair and consistent disclosure of information to our shareholders, the investment community and the public.  The Disclosure Committee assists management in fulfilling their responsibility for oversight of the accuracy and timeliness of the disclosures made by the Company in each periodic report that is filed with the Securities and Exchange Commission.

Based on the foregoing, our management concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In August 2006, we issued a warrant to purchase 75,000 shares of common stock at $2.75 to O&M Partners, LLC for consulting services provided to the Company.  The warrant was issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, as a transaction not involving any public offering.

Also in August 2006, we granted a stock option to purchase 60,000 shares of common stock at $2.10 per share to Andrew J. Russell under an employment agreement between the Company and Andrew J. Russell, effective as of August 14, 2006.

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

Dated: November 20, 2006