Form 10KSB
period 2006-12-31
IDAHO GENERAL MINES INC
filed 2007-04-03
CIK 1275229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Idaho General Mines, Inc.

(Name of small business issuer in its charter)

IDAHO	000-50539	91-0232000
(State or other jurisdiction of	Commission	(I.R.S. Employer
incorporation or organization)	File Number	Identification No.)

10 North Post St., Suite 610
Spokane, WA 99201
Telephone: (509) 838-1213

(Address and telephone number of principal executive offices)

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT: Common Stock, $0.001 par value

SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:   None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. YES ☒ NO ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Revenues of the registrant for its fiscal year ended December 31, 2006 were $0.

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was $124,021,777 as of March 23, 2007.

The number of shares outstanding of registrant’s common stock as of March 23, 2007 was 43,974,878

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (check one): YES  ☐ NO ☒

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB includes forward-looking statements. All statements other than statements of historical facts contained in this Annual Report, including statements of our expectations regarding research and development, revenues, selling, general and administrative expenses, profitability, financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions described in “Risk Factors” and elsewhere in this Annual Report, including, among other things: the success of the Mount Hope Project, including delays in development; raising sufficient capital to fund our operations; fluctuations in the market price of molybdenum and other metals; demand for molybdenum; obtaining regulatory approvals; inaccuracies in mineralization, reserve and/or production estimates; mining hazards; environmental liabilities; challenges to legal title of any of our properties; governmental land reclamation of our properties; non-compliance with our Mount Hope lease; loss of key personnel or inability to attract skilled personnel; increased operating costs; and shortages of critical parts, equipment or skilled labor.

New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. You are urged to consider these factors carefully in evaluating the forward-looking statements herein and are cautioned not to place undue reliance on such forward-looking statements, which are qualified in their entirety by this cautionary statement. We assume no obligation to update any forward-looking statements after the date of this prospectus as a result of new information, future events or developments, except as required by federal securities laws.

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

Overview

We are an Idaho corporation under the Idaho Business Corporation Act (the “IBCA”) originally incorporated under the name “General Mines Corporation” on November 23, 1925. In 1966, we amended our articles of incorporation to change our name to “Idaho General Petroleum and Mines Corporation”, and amended our articles again in 1967 changing our name to “Idaho General Mines, Inc.” Our registered and executive office is located at 10 North Post Street, Suite 610, Spokane, Washington, United States 99201. We hold all our properties and assets directly and have no operating subsidiaries. The Hall Tonopah royalty and environmental liabilities were purchased under existing legal entities and will be retained as wholly owned subsidiaries Net Smelter, Inc., Moly Royalty, Inc. and Copper Royalty, Inc.

We are in the business of the exploration, development and, if warranted, the mining of properties containing molybdenum, as well as silver, gold, base metals and other specialty metals. We currently have a 30-year renewable lease for the lands related to, possess surface rights for, and own patented and unpatented claims to, the Mount Hope Project, a primary molybdenum property, located in Eureka County, Nevada. In 2006, we acquired a second significant molybdenum project, the Hall-Tonopah project, located in Nye County, Nevada. We also own other properties and mineral rights on which we intend to conduct mineral exploration and evaluation for determining economic viability for further development. We continue to identify, investigate, and acquire other potential properties for future development.

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

On November 12, 2004, we entered into an option agreement with Mount Hope Mines, Inc., or MHMI. Pursuant to the terms of this agreement, we were granted an exclusive one-year option to lease Mount Hope’s previously drilled molybdenum deposit consisting of 13 patented claims and 109 unpatented claims in Eureka County, Nevada, for a lease period of 30 years. See “Business—Description of the Mount Hope Project—Acquisition”.

On April 25, 2005, we completed a Phase 1 Mine Feasibility Study with respect to Mount Hope and began the permitting process for placing into production an open pit molybdenum mine, concentrator and processing facility capable of producing 40,000 tonnes (44,093 tons) of ore per day. On October 19, 2005, we exercised the option in regard to the Mount Hope Project and our lease agreement with MHMI (the “Mount Hope Lease”) became effective. See “Business—Description of the Mount Hope Project—The Mount Hope Lease”.

On June 30, 2005, we entered into an option to purchase a ranch and associated water rights from Art and Frances Gale of Eureka, Nevada (the “Gale Ranch Option”). The Gale Ranch Option gave us the right, for two years, to purchase the Gale Ranch for $1,800,000, which includes 1,503 acres of deeded land adjacent to the Mount Hope property, 70,000 acres of U.S. Department of the Interior Bureau of Land Management (“BLM”) grazing rights (which overlap the Mount Hope property), and certain ground water and stock water rights associated with the grazing land and the deeded land. The Gale Ranch Option independently gave us the right, for two years, to purchase for $50,000 approximately 1,200 acre-feet of ground water per annum associated with the deeded land within the Gale Ranch. Consideration paid for the Gale Ranch Option included $152,000 and 30,000 shares of our common stock. We completed the Gale Ranch purchase on July 19, 2006 and at the same time entered into a 1 year lease of the Gale Ranch to Art and Frances Gale.

In December 2005, we completed the Technical Report which evaluated the potential to profitably extract the deeper portion of the Mount Hope deposit and augmented the mine plan contained in the 2005 Phase I Mine Feasibility Study. The augmented mine plan currently allows for the mining and processing of 920 million tonnes (1.0 billion tons) of molybdenum over a mine production life of 50 or more years. For further details, see “Business—Description of the Mount Hope Project.”

On March 17, 2006, we entered into a purchase agreement with High Desert Winds LLC (“High Desert”) whereby we purchased High Desert’s approximately ten square mile property in Nye County, Nevada, including water rights, mineral and surface rights, buildings and certain equipment, pursuant to an option granted to us in February 2005. The property includes the former Hall molybdenum and copper deposit which was mined by open pit methods between 1982 and 1985 by the Anaconda Minerals Company and between 1988 and 1991 by Cyprus for molybdenum. Equatorial Tonopah, Inc. mined copper from 1999 to 2000 on this property. Much of the deposit was drilled but not developed or mined. At closing, we paid High Desert a cash payment of $4.5 million for a portion of the property, and in November 2006, made an additional payment of $989,789 for the remainder of the property.

In August 2006, our common stock began trading on the American Stock Exchange.

On January 30, 2007, we purchased 100% of the Stock in Equatorial Mining North America, Inc. and its two subsidiaries, which owned a 12% net smelter returns royalty on the Hall-Tonopah property, from

Equatorial Mining Pty. Limited. The consideration paid for the Equatorial acquisition was $4.85 million with an additional deferred payment of $6 million due upon commercial operation of the property. The acquisition included the royalty as well as $1.24 million in cash accounts and the assumption of all environmental liabilities on the reclaimed site.

We are currently in the process of developing a new bankable feasibility study with respect to the Mount Hope Project, which is scheduled to be completed by July 2007. The bankable feasibility study will include optimized mine and waste rock placement plans as well as revised estimates for capital and operating costs in light of industry wide increases in input commodity, labor and construction costs over the last two years. See “Description of Mount Hope Project—Project Feasibility.”

Corporate Strategy and Objective

Our corporate strategy is to acquire and develop highly profitable advanced stage mineral deposits. Our near-term corporate objective is to profitably develop and operate the Mount Hope and Hall Tonopah Projects.

We believe we have the following business strengths which will enable us to achieve our objectives:

•       A strong, proven management team with experience in exploration, mine development and operations.

•       Our Mount Hope project, currently in the permitting and bankable feasibility stage, has high grades in the early years of production and is anticipated to be one of largest and lowest cost primary molybdenum producers in the world.

•       Current drilling at our second molybdenum project, Hall Tonopah, indicates the potential for significant expansion of the original 150 million tonnes (165 million tons) of mineralization estimated by former owner Cyprus Amax.

•       Mount Hope and Hall-Tonopah are located in Nevada, which is geopolitically safe and has a long and ongoing history of large-scale, open pit mining operations.

•       Strong molybdenum supply and demand market fundamentals.

Products

We do not currently produce any products. We are in the process of developing the Mount Hope molybdenum project. When in production, we expect Mount Hope to produce an average of approximately 30 to 35 million pounds of molybdenum per year over the first five years of production and approximately 1.2 billion pounds of molybdenum over the 50+ year life of the project. Mount Hope will primarily focus on producing Technical Grade Molybdenum Oxide (“TMO”) because generally downstream processing begins with TMO. TMO is the most widely marketed molybdenum product.

Molybdenum is a primary alloying agent in steel and stainless steel products, including construction steel, stainless steel, oil and gas pipelines and tool steel. Molybdenum enhances steel strength and corrosion resistance. Other uses include fuel desulfurization catalysts, lubricants and alloy element in gas turbine engine components. Molybdenum has few substitutes.

The steel industry is a primary consumer of molybdenum and will be the primary market target for Mount Hope TMO. We will also consider the production of higher grade products suitable for use as catalysts in petroleum and other energy products.

The supply of Molybdenum comes from both primary molybdenum mines, such as our proposed Mount Hope project and as a byproduct of porphyry copper production.

Description of the Mount Hope Project

Overview

We are proceeding with the permitting and development of the Mount Hope Project. The project will include the development of an open pit mine, construction of a concentrator plant, construction of a roaster plant, and construction of all related infrastructure to produce Technical Grade Molybdenum Oxide (TMO), the most widely marketed molybdenum product. We completed a preliminary mine feasibility study in April 2005 primarily based on Exxon data for the purpose of evaluating the value in exercising the long term option to lease the Mount Hope Project. This study provided a study of the economics and capital cost estimates for development of the project and developed a preliminary mine plan. Based on the results of the feasibility study, we exercised our option to lease in October 2005 and entered into the Mount Hope Lease with MHMI. Subsequently, we accomplished a detailed mine feasibility study in December 2005 which verified existing drill hole data and refined the block model and mine plan. In 2006, we initiated the baseline studies necessary for development of an EIS. We completed a Plan of Operations which was accepted by the Battle Mountain office of the Bureau of Land Management in September, 2006. In December 2006, the BLM selected an environmental firm to complete the EIS for the Mount Hope project. Various environmental data and study tasks are ongoing in connection with the permitting process. The current BLM and contractor schedule demonstrates a Record of Decision in November of 2008. In January 2007, we selected a contractor to accomplish a bankable feasibility study for the project. This study is contracted to be complete by mid 2007. Based on the current estimated timelines for permitting, construction and long-lead equipment, we are targeting initial production at Mount Hope in 2010.

The Mount Hope Lease

We currently have a 30-year renewable lease for the Mount Hope Project. Located in Eureka County, Nevada, the Mount Hope Project consists of 13 patented claims, one millsite claim, and 1,374 unpatented claims, of which 109 unpatented claims are owned by MHMI and 1,265 unpatented claims are owned by IGMI. Although there are no current plans to stake additional claims, it is possible that we could be required to stake additional claims as part of the permitting of Mount Hope. The Technical Report contains a current claim map of the property.

The 30-year term of the Mount Hope Lease is subject to the payment of certain royalties. See “Business—Description of the Mount Hope Project—Royalties, Agreement and Encumbrances” below. In addition to the royalty payments, we are obliged to maintain the property and its associated water rights, including the payment of all property taxes and claim maintenance fees. We must also indemnify MHMI against any and all losses incurred as a result of any breach or failure by us to satisfy any of the terms of the Mount Hope Lease or any activities or operations on the Mount Hope property.

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

Nature and Extent of Company’s Title

The land package for the Mount Hope Project contains 13 patented lode claims, one patented mill site, and 1,374 unpatented lode claims. The total surface area covered by the Mount Hope Project land package is 7,311 hectares. MHMI owns all of the patented claims and 109 of the unpatented lode claims. These claims are the subject of the Mount Hope Lease. We own the remaining 1,265 unpatented lode claims. The patented claims and unpatented claims comprising the Mount Hope Project are listed by number and ownership in the Technical Report. Patented claims are owned real property and unpatented claims remain valid for as long as the holder pays the applicable fees.

Royalties, Agreements and Encumbrances

Under the Mount Hope Lease, we have the following royalty and other payment obligations:

Periodic Payments

1.                We are required to pay MHMI a total of $850,000 in set cash payments under the Mount Hope Lease. We paid the first installment of $125,000 installment payments due on January 31, 2006 and a second and third installment of $125,000 on April 19, 2006 and October 19, 2006, respectively. We are obligated to make a fourth payment of $125,000 on April 19, 2007, and a final $350,000 installment payment on October 19, 2007.

2.                We are required to pay MHMI the greater of $2,500,000 or 3% of the construction capital cost estimate for the Mount Hope Project calculated in accordance with the Mount Hope Lease. The timing of this payment depends on whether we will be able to secure Project Financing before October 19, 2010. “Project Financing” means the securing of funds dedicated to the development of the Mount Hope Project in accordance with the mechanism set out in the Mount Hope Lease to put the Mount Hope Project into commercial production. If we are able to secure Project Financing on terms that are satisfactory to us, we will be required to make this payment to MHMI on or before October 19, 2008. If we are unable to secure Project Financing on terms that are satisfactory to us by October 19, 2008, we may elect to defer this payment until we obtain Project Financing or until October 19, 2010, whichever is earlier by paying the greater of $350,000 or 3% of the construction capital cost estimate for each year of deferral.

3.                If we defer the $2,500,000 or 3% of the construction capital payment until October 19, 2010 as described in (2) above, we must elect to either make the deferred payment of $2,500,000 or, if 3% of the construction capital estimate is greater than $2,500,000, then we pay 50% of the difference between 3% and $2,500,000 on each of October 19, 2011 and October 19, 2012.

Advance Royalty

On the anniversary of the effective date after we secure Project Financing or at the very latest on October 19, 2013, we must begin paying yearly advance royalty payments of $500,000 per year to MHMI.

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

Environmental Regulations and Permits

Our projects are subject to numerous state and federal environmental regulations and permitting processes. See “Applicable Mining Laws” and “Permitting” below for a detailed description of these requirements.

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

Surface Rights

Surface rights on the Mount Hope property include BLM open range grazing rights and stock water rights. To date, approximately 80% of the grazing and stock water rights which overlap the Mount Hope property have been secured by way of the Gale Ranch purchase. See “General Development of the Business—Overview.”  We are currently negotiating for the remaining 20% and expect to complete those transactions in 2007.

Two power line easements cross within the property boundaries. A 345 kV transmission line operated by Sierra Pacific Power runs north-south on the western edge of the property and the other easement is a non-operating, medium-voltage power line that runs from the old mill facilities east along State Route 278 to the eastern property boundary.

Physiography

The Mount Hope area lies within an area of north-south trending mountains separated by alluvial valleys. The primary mountain ranges in the Mount Hope area include the Roberts Mountains, Sulphur Spring Range, Diamond Mountains, Simpson Park Range and the Cortez Mountains. Elevations of the mountains range from over 3,050 meters (10,000 feet) for the Roberts Mountains to approximately 2,070 meters (6,800 feet) for the crests of the Sulphur Spring range.

The major valleys in the Mount Hope region are Diamond Valley to the east of Mount Hope, Garden Valley to the north of Mount Hope, and Kobeh Valley to the west. Diamond and Garden Valleys are elongated in a north-south direction. Kobeh Valley is roughly equidimensional in form.

The upper portions of the valleys are similar in nature and are characterized by slightly incised stream channels with no significant associated floodplain. The uplands and mountains have slopes ranging from moderate to steep (over 30 percent) with shallow to deep, moderately alkaline to medium acidic soils. Bedrock is often within 0.5 meters of the surface, particularly on the steep upland slopes.

Lake sediments make up the largest areas in the valleys. The slopes range from smooth to rolling (0 to 15 percent), and the soils vary from shallow to deep and mildly to strongly alkaline. The surface textures range from silty clay loams to gravelly sandy loams and local sand. The permeability of these soils ranges from slow to rapid.

The natural vegetation of the region consists of pinion juniper and sagebrush with grass. The pinion juniper occupies the higher elevations of the mountain slopes, with the lower areas in the valley covered predominantly with sagebrush and shrubs with perennial bunchgrasses.

Mount Hope, located in the lower foothills of the southeast flank of the Roberts Mountains, stands approximately 2,440 meters (8,000 feet) in elevation. Areas to the east and south east slope gently to elevations from 1,950 to 2,410 meters (6,400 to 7,900 feet). Diamond Valley, situated to the south and east of Mount Hope, is approximately 1,660 meters (5,450 feet) in elevation.

History

Prior Ownership and Results of Exploration Work Ownership

Lead-zinc ores were discovered at Mount Hope in 1870, and small scale mining carried out sporadically until the 1970s. Zinc and adjacent copper mineralization were the focus of drilling activities by Phillips Petroleum in the early 1970s and by ASARCO and Gulf (“ASARCO”) in the mid-1970s which outlined further zinc mineralization. The last drill hole of this series encountered significant molybdenum mineralization at depth west of the zinc deposits. The significance of this mineralization was first recognized by ASARCO in 1976, but ASARCO was apparently unable to reach an agreement with MHMI to test this potential.

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

We established an agreement with MHMI in 2004 as outlined in “Business—Description of the Mount Hope Project—Acquisition”. We obtained access to previous work completed by previous parties including drill core and drill data, which we used as the basis for developing a feasibility evaluation of the Mount Hope deposit. The feasibility study conducted by seven consulting groups acting in consortium provided the basic engineering, plant design and other aspects of analysis of the Mount Hope Project. The feasibility study outlined a positive operating process, waste disposal, mine design and plan, environmental, permitting plan, operating and capital cost estimates, and other inputs to a significant feasibility study and the corresponding estimates of mineralized material reported in the Technical Report.

Geology

Central Nevada represents a band of north-south trending mountain ranges and is made up of rock units characterized into three groups: (1) Western Assemblage rocks made up of carbonaceous shale, mudstone, chert, and volcanic rocks; (2) Eastern Assemblage rocks consisting of thick rock sequences of carbonate rocks; and (3) overlap assemblages of mixed carbonate and coarse to fine siliciclastic rocks.

The Western Assemblage were thrust faulted eastward over the Eastern Assemblage sequence. This area of thrusting is known as the Roberts Mountain Thrust Zone. Materials shed off the fore front of the thrust sheet formed the overlap assemblage. Mount Hope is located on the leading edge of this zone on the west side of the overlap group of rocks.

The Mount Hope deposit is located on the eastern edge of a mineral belt linking deposits of diverse ages along a northwest-southeast trending line. The Battle Mountain-Eureka mineral belt, 240 miles long, has served to localize intrusive and mineralizing activity and has resulted in major deposits of gold, silver, copper, and molybdenum.

The Mount Hope deposit is centered in an elevated area of igneous rock exposure 1.6 by 2 km (1 by 1.2 miles) in size. The complex contains extrusive igneous rocks derived from a common volcanic source.

Quartz porphyry, the principal molybdenum host rock, is commonly veined with quartz in the deposit area, and a quartz vein stockwork is well developed in the subsurface. The molybdenum deposit occurs as two dome shaped intrusions or “stocks” about 457 meters (1,500 feet) in diameter, the tops of which approach but do not reach the surface. These stocks are important centers of molybdenum mineralization. The mineralization, which is symmetrical about the overlapping domes, is differentiated into separate western and eastern mineral systems.

The Mount Hope deposit is a molybdenum porphyry, is classified as a low fluorine, sub-Climax type deposit. This type of deposit has well zoned molybdenum mineralization. The molybdenum mineral content, termed grade zoning, surrounds the central area of the deposit and forms geometries that are circular in plan and arch (inverted bowl) shaped in section. This feature of mineral grade zoning is illustrated in the cross sectional areas delineated in red below.

The mineral zones or “shells” consist of quartz porphyry cross-cut by quartz stockwork veining containing molybdenite. The higher grade shells are near the surface.

Mineralization

The main form of molybdenum mineralization is molybdenite (molybdenum disulfide) and occurs within the intrusive Quartz Porphyry rocks of the Mount Hope complex and to a lesser extent in the Vinini sedimentary formation adjacent to the southern margin of the mineralized domes. Much of the known molybdenite is distributed around two mineralized systems consisting of two dome shaped zones of mineralized stockworks. The top of the mineral system has, however, been sliced off with little ore remaining above the Mount Hope fault shown above.

A concentration of higher grade mineralization, averaging approximately 0.15% molybdenum, is present between the eastern and western mineral systems. Referred to as the overlap zone, this zone is roughly 366 meters (1,200 feet) in diameter and varies from 91 to 274 meters (300 to 900 feet) deep. The top is 91 meters (300 feet) below the ground surface. This zone is the nucleus of the open pit mineralization to be mined in the first 20 years with lower grade mineralization being mined in the succeeding 30 years.

Exploration

Since acquiring access to the property, we have completed additional exploration drilling for molybdenum and have initiated the next stage of development drilling at Mount Hope. During the first and second quarter of 2007 we are completing additional drilling for the purposes of obtaining engineering information for items such as geotechnical design, hydrology, and condemnation for waste dumps and tailings ponds as well as infill drilling for ore calculation purposes.

Drilling

Mount Hope has been extensively drilled and all core and assay results are available. Accordingly IGMI has been able to analyze and quantify the mineral resource based on an extensive high quality database.

The drilling at Mount Hope has been predominately performed by utilizing diamond core methods, although two reverse circulation (“RC”) rotary holes were drilled by Cyprus during 1989, and 31 RC holes for waste and tailing site condemnation were drilled by Exxon (within the 31 Exxon RC holes, there were only four assay intervals above the cutoff grade applied in the calculation of the mineralized material described in this Annual Report on Form 10-KSB).

The majority of the Exxon holes are NQ and HQ sizes (4.7625 and 6.35 cm (1.875 and 2.5 inch ) respectively). The total drill hole database used for the estimation of the mineralized material described in this Annual Report on Form 10-KSB contains 165 drill holes representing 66,486 meters (218,000 feet) of core, of which 21,647 sample intervals have been assayed for molybdenum. The core has been meticulously preserved from all previous drill programs. The half of the core not used for analysis has been available to our contractors.

The Mount Hope database is comprised of 165 drill holes (the majority of which were completed by Exxon) containing 218,000 ft (66,486 m) of core with 21,647 sample intervals, of which 20,986 intervals have been assayed for molybdenum (percent (%) elemental molybdenum (Mo)). We have compared the database information with check assay results on 49 samples which confirm the historic sample and assay procedures used at Mount Hope prior to our involvement and give us confidence in the integrity of the Mount Hope Geologic database.

Mineralization to Be Mined

The table below summarizes the mineralized material and head grades we expect to be mined under our current mine plans for Mount Hope.

Mill Feed Ore Statistics
Category	Cutoff Grade Mo%	Ktonnes	Average Grade Mo%	Mo Recovery %
Ore in Years 1-5	0.054	160,601	0.111	89.3
Ore in Years -1-10	0.054	759,590	0.101	89.3
Ore in Years 1-20	0.047	324,922	0.087	89.3

The modeled pit, including the above mineralized material, contains an estimated 2.5 billion tonnes (2.7 billion tons) of total material, including the anticipated direct mill feed from the pit and the stockpile rehandling during the last eleven years of operation after mining of the ore body concludes. The total production is based on a life of mine and has an average 0.042 Mo cutoff grade.

Mining

The Mount Hope Project is planned for production by conventional large-scale, hard-rock, open-pit mining methods. A large mine is being proposed and large-scale mining equipment is to be used.

The current mine plan provides for primary loading by initially one and, ultimately two, electric cable shovels with 43.5 cubic meter (57 cubic yard) shovels. Clean up and support loading will be provided by an 18 cubic meter (23.5 cubic yard) capacity front end loader, and hauling by 232 tonne (255 ton) capacity haul trucks. The mine fleet is expected to grow from eight trucks initially to 20 trucks in year six.

Mineralized material will be hauled directly to the crusher at the southeast side of the pit. Waste will be delivered to one of four approved waste sites located around the mine. One low grade stockpile will be located on the south of the pit. Although much of the “stockpile grade” material is expected to go directly to the mill, some will be temporarily stockpiled depending on the cutoff grade. This material will be re-handled and processed through the plant at various times during the 51-year mine life. The planned capacity of the stockpile is 60,000 tonnes (66,139 tons).

Process Overview

The process circuit will include:

•       Primary Crusher & Coarse Ore Stockpile—The primary crusher (62x75 superior gyratory) will be located adjacent to the pit and crushed ore will be fed to a 60,000 tonne (66,139 tons) live capacity stockpile.

•       SAG & Ball Mill Circuit—Ore will be reclaimed from the stockpile from one of four feeders and related conveyors located in a tunnel under the stockpile. The coarse ore will be fed by conveyor to the SAG mill. Following the SAG mill, the ore will be ground to 80% passing 150 microns (0.006 in.) in the ball mill.

•       Conveyors, stockpile feeders and the SAG mill are currently expected to handle 40,000 tonnes (44,093 tons) per day. Additional surface space will be provided for to allow the installation of an additional ball in year 11 to bring the throughput up to 50,000 tonnes (55,116 tons) per day starting in year 12.

•       Flotation Circuit—Following the grinding circuit, the ore will be processed in the flotation plant at a rate of 40,000 tonnes (44,093 tons) per day in years 1-11. An additional 160 cubic meter (210 cubic yards) flotation cell will be added to the rougher circuit in year 11 to bring the capacity up to 50,000 tonnes (55,116 tons) per day in year 12. The molybdenum ore will be treated through one stage of a rougher/scavenger followed by five stages of cleaner flotation to produce the final molybdenum concentrate. Recent metallurgical results on IGMI ore, indicated that an estimated mill recovery of approximately 90% is achievable across grades ranging from 0.04% through 0.1% Mo with final concentrate grades ranging from 53-55% Mo.

•       Roaster Circuit—We are currently planning to construct a multi-hearth roaster to process our molybdenum concentrates to produce a final technical grade molybdenum oxide product, with the molybdenum contained in the TMO ranging from 62% to 64%. We believe there is currently a shortage of global molybdenum roasting facilities. Having our own roasting facility enable us to be fully integrated and potentially generate toll-roasting revenue from third parties.

Metallurgical Testing

The metallurgical profile for the project is based on test work conducted in 2005 and 2006 which demonstrated that the Mount Hope ores are metallurgically uncomplicated. These tests confirmed that recovery of approximately 90% Mo at final concentrate grades of 53-55% Mo are achievable across all expected project ore grades. We are currently conducting additional metallurgical testing scheduled to be completed in the second quarter of 2007 that will determine geostatistics for grinding, recovery and concentrate grade across various ore lithologies and alteration types. These results will be used to predict the metallurgical performance for the first ten years of operation and to predict the grinding circuit design more accurately. The grinding circuit is a key capital and operating cost component of the project.

Tailings Facility

The proposed mining and processing operation is expected to produce approximately 14.6 million tonnes (16.1 million tons) of tailings (including SO2 scrubber residue) per year during years 1-11 and 18.29 million tonnes (20.2 million tons) per year during years 12-53. Approximately 920 million tonnes (1,014 million tons) of tailings will be produced under the current mine plan. The Tailings Storage Facility (“TSF”) layout provides for the construction of two tailings impoundments. These TSF’s were relocated from Diamond Valley where the larger TSF was next to the main highway, SR278, southeast of the mine area, and placed behind a hill in Kobeh Valley, which is south of the mine area. The TSF’s will each have a membrane liner. These changes were made to mitigate environmental concerns, such as potential ground water contamination and visual impacts.

Project Feasibility

We completed the Phase I Feasibility Study and the subsequent Technical Report between November 2004 and December 2005. We are currently in the process of developing a new bankable feasibility study which we anticipate will be completed by July 2007. The bankable feasibility study will include optimized mine and waste rock placement plans as well as revised estimates for capital and operating costs in light of industry wide increases in input commodity, labor and construction costs over the last two years.

Based on initial work done in conjunction with the feasibility study update, as of March 30, 2007, we estimate the initial capital for the Mount Hope project (including the roaster) to be between $600 million and $700 million and project cash operating costs for the first five years to be between $4.00 per lb and $4.50 per lb and between $4.00 and $5.00 for the first 10 years. We expect that these costs will continue to evolve over time based on changes in the industry-wide cost structure as well as changes in our operating strategies and initiatives for the project.

The current overall capital cost estimate for the Mount Hope project is summarized below and includes capital for roasting facilities which will enable us to be fully integrated and potentially generate toll-roasting revenue from third parties.

Estimated Capital Costs	$ Millions
Mine Preproduction Stripping	$33	-	$39
Initial Mine Mobile Equipment	$66	-	$77
Process Plant and Infrastructure (excluding Roaster)	$334	-	$390
Roaster Facilities	$55	-	$61
Owners Costs	$33	-	$39
Contingency	$80	-	$94
Total Estimated Initial Capital	$600	-	$700

Ongoing replacement and sustaining mine equipment and process plant capital over the 50+ year operating life plus three year reclamation period is currently estimated to be approximately $500 and $550 million. We anticipate that additional detail regarding capital and operating cost estimates will be included in the updated bankable feasibility study.

Economic Analysis

Assuming the mid-point of the total initial capital ranges provided in the table above and a molybdenum price of $15.00 per pound, we estimate that the Mount Hope project has an after-tax net present value (NPV) of approximately $840 million at a 10% discount rate and an after-tax return on investment (ROI) of approximately 27%. The charts below show the estimated sensitivities of our NPV and ROI calculations (after-tax) to changes in assumed molybdenum prices, operating costs and capital costs.

Other Properties

Hall-Tonopah

On March 17, 2006, we entered into a purchase agreement with High Desert Winds LLC (“High Desert”) whereby we purchased High Desert’s approximately ten square mile property in Nye County, Nevada, including water rights, mineral and surface rights, buildings and certain equipment, pursuant to an option granted to us in February 2005. The property includes the former Hall molybdenum and copper deposit which was mined by open pit methods between 1982 and 1985 by the Anaconda Minerals Company and between 1988 and 1991 by Cyprus for molybdenum. Equatorial Tonopah, Inc. mined copper from 1999 to 2000 on this property. Much of the deposit was drilled but not developed or mined. At closing, we paid High Desert a cash payment of $4.5 million for a portion of the property, and in November 2006, made an additional payment of $989,789 for the remainder of the property

On January 30, 2007, we purchased 100% of the Stock in Equatorial Mining North America, Inc. and its two subsidiaries, which owned a 12% net smelter returns royalty on the Hall-Tonopah property, from Equatorial Mining Pty. Limited. The consideration paid for the Equatorial acquisition was $4.85 million with an additional deferred payment of $6 million due upon commercial operation of the property. The acquisition included the royalty as well as $1.24 million in cash accounts and the assumption of all environmental liabilities on the reclaimed site.

In January 2007, we began a drilling program at Hall-Tonopah on the molybdenum mineralization of the existing  molybdenum pit developed by Cyprus and an east extension mineralized area near the top of the east side of the existing pit. $2.2 million was budgeted for exploratory and mineralization confirmation drilling. This program includes 13 RC drill holes and six diamond drill holes. We expect completion and results of this drilling program in the second quarter of 2007. Assay data will be confirmed through our geological quality control program and then incorporated into the existing geologic model.

History

In 1955, Anaconda leased and optioned the Hall Tonopah molybdenum prospect and mine in order to evaluate extensive Molybdenum and copper occurrences. From 1956 thru 1966, Anaconda explored or delineated molybdenum mineralization over an approximate one mile square area. Drilling indicated extensive mineralization from the surface to a depth of approximately 2,000 feet. Drilling delineated approximately 200 million tons of mineralization grading 0.091 percent molybdenum which was included in a long term mining plan. Mine construction began in 1979 with production from the Hall Mine starting in 1981. Anaconda ceased operations in 1985 due to low metal prices. Between 1982 and 1991, a total of 50 million tons of ore grading 0.11 percent molybdenum were mined by Anaconda and successor mine operator Cyprus Minerals. No further molybdenum mining took place after 1991, leaving 150 million tons of the plan un-mined at a grade of 0.09 percent molybdenum. Our current interest in Hall Tonopah is to review and confirm the mineralization contained in the previous mining plan and to extend the molybdenum zone by additional drilling. A 100 million ton copper zone independent of the molybdenum was the subject of copper leach operation by Equatorial between 1995 and 2002. Approximately 10 million tons were mined before operations ceased in 2002. The copper zone is not of current interest to the Company.

The plant area was generally reclaimed after the 2002 closure. The molybdenum mine remains open and un-reclaimed and is easily accessed for mining. Various facilities and improvements continue to exist on the property that may be of future use for molybdenum operations including a tailing pond, power supply, water rights, water and well system, office and truck and vehicle shops, thickening tanks, coarse ore stockpile reclaim system, water and fuel tanks, roads and other structures. Concentrator facilities were removed from the property and would have to be replaced along with other infrastructure if current feasibility studies indicate attractive economics.

Following the completion of confirmation drilling, the company intends to undertake a feasibility study in order to assess future efforts in bringing Hall Tonopah into production. Our current evaluation program is principally directed toward confirming the drill results of previous operators.

Our combined purchases of the assets and mineral rights at Hall Tonopah included all of the lands required for future operations and all of the mineral rights without reservations or royalties. A new molybdenum operation and mine on this property will be entirely on fee lands owned by the Company. As a result, permitting will be through state agencies, including the Nevada Department of Environmental Quality (NDEP), and we will not be required to go through the Federal NEPA permitting process. Based on this and because we will be seeking to permit what has been a previous mining operation, we expect to have an expedited permitting procedure compared to other start-up projects.

Geology

The ore body at Hall-Tonopah is geometrically displayed as a cylinder, roughly coincident with and draped across, the igneous contact of a Cretaceous quartz porphyry stock and the metamorphosed volcanic host rock. The cylinder plunges -35o to the southeast. Molybdenite occurs as selvages on stockwork quartz veins and on bedding planes and tensional shears in the country rock with the majority of the molybdenum resource is located in the intrusive. Current estimated contained resource is 136 million tonnes (150 million tons) of 0.091% molybdenum.

Host rocks consist of fine grained volcaniclastic rocks, formerly identified as schists and quartzites, intruded by a Cretaceous coarse grained quartz-feldspar porphyry. These are overlain by Tertiary volcanic rocks varying from rhyolitic welded ash-flow tuffs to dacitic and basaltic lava flows. Tertiary andesite dikes intrude the welded tuffs.

The Cretaceous quartz-feldspar porphyry is extensively altered by quartz-muscovite and K-spar flooding. Internal textures are often obscured by overprinting alteration.

The deposit is cross-cut and offset by a number of post mineral faults. Major structural trends are north-south and east by northeast-west by southwest.

Molybdenum mineralization is concentrated in molybdenite, molybdenum di-sulfide, with lesser amounts of molybdenum oxide. Copper is concentrated in a blanket of chalcocite above the REDOX boundary and in chalcopyrite below the oxide zone. Pyrite is a common constituent of most of the ore body.

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

Margaret and Red Bonanza

Margaret: On September 28, 2004, we entered into a real estate purchase agreement with Janet Leigh for a 50% interest in 11 mining claims in Skamania County, Washington in exchange for $100,000 and 400,000 shares of common stock. Extensive geologic mapping, geophysical and geochemical studies were completed by certain exploration companies in the late 1970s and early 1980s. More than 80 drill holes delineating three mineralized zones at shallow depth have indicated gold, silver, copper, zinc and cobalt mineralization. The primary copper mineralization is chalcopyrite, which is the primary sulfide for copper worldwide and normally produces good metallurgical recoveries. We are in possession of the previous drilling records and assay records. On March 24, 2005, we applied for government leases for the portion of the mineral deposit that we do not own. On March 14, 2007, the BLM, in consultation with the U.S. Forest Service, released an Environmental Assessment for public comment to support a decision issuing a federal mineral lease for the Margaret mineral deposit located on Gifford Pinchot National Forest lands in Skamania County, Washington. Without the necessary government leases, the property cannot be developed because the BLM owns the surface rights and controls development of the surface and mineral rights.

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

Turner Gold

On January 14, 2004, we completed the acquisition from Barretta Mining Inc., Hansa Corporation and Americas Mining Corporation of the Turner Gold project consisting of 265 acres of private land and three unpatented claims in Josephine County, Oregon. The volcanogenic massive sulfide deposit was explored by a number of major companies in the 1980s. More than 80 drill holes delineating three mineralized zones at shallow depth have indicated gold, silver, copper, zinc and cobalt mineralization. Attention will be given to extending mineralized zones by drilling with an emphasis upon diamond drill holes where higher gold values are indicated. We are in possession of the drill core and studies from previous efforts.

As consideration for the Turner Gold project, we made cash payments of $24,272 and issued 500,000 shares of common stock and warrants to purchase an additional 500,000 shares of common stock at a price of $0.80 per share for a period of two years, which exercise period was subsequently extended for two additional years. We also paid a finder’s fee by issuing 25,000 shares of common stock and warrants to acquire an additional 25,000 shares of common stock. The warrants were exercisable at a price of $0.80 per share for a period of two years.

Detroit Copper

Located in Marion County, Oregon, the Detroit Copper project consists of 34 unpatented claims. Extensive geologic mapping, geochemistry, and geophysics conducted in the 1970s located a tourmaline-copper breccia pipe, which contains a low-grade core surrounded by a high—grade shell with a ring of sheeted veins. Drilling results from 45 holes have indicated copper, gold and silver mineralization.

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

Gazelle Gold

The Gazelle Gold project consists of 119 unpatented claims and is located in Madison County, Montana. The Gazelle Gold project is characterized by a banded iron formation with gold in sulfide species. We identified five gold anomalies from 891 soil samples collected over a three-mile strike length during the 2004 exploration season. The cost of acquisition included costs for staking claims, recording fees, and data acquisition, which amounted to approximately $50,000.

Other Properties

We currently own two properties located on Little Pine Creek and Prichard Creek (the “Chicago-London”), Shoshone County, Idaho. Further exploration of the properties would be required before making a determination as to the economic feasibility. We do not intend to conduct mineral exploration on either property at this time. The properties are being held for the value of their timber and real estate.

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

The Mount Hope Project is situated on lands owned by the United States (“Federal Lands”). Our company, as the owner or holder of the unpatented mining claims, has the right to conduct mining operations on the lands subject to the prior procurement of required operating permits and approvals, compliance with the terms and conditions of the Mount Hope Lease, and compliance with applicable federal, state, and local laws, regulations and ordinances. On Federal Lands, mining rights are governed by the General Mining Law of 1872 as amended, 30 U.S.C. UU 21-161 (various sections), which allows for the location of mining claims on certain Federal Lands upon the discovery of a valuable mineral deposit and on proper compliance with claim location requirements. Historically, the holder of an unpatented mining claim could, upon strict compliance with legal requirements, file a patent application to obtain a full fee title to the surface and mineral rights within the claim; however, continuing Congressional moratoriums have precluded new mining claim patent applications since 1993.

Aside from environmental regulations, the operation of mines is governed by both federal and state regulatory programs. The predominant non-environmental Federal regulatory program affecting operation of the Mount Hope Project is the mine safety regulations administered by Mine Safety and Health Administration. Additional federal laws, such as those governing the purchase, transport or storage of explosives, and those governing communications systems, labor and taxes also apply. State non-environmental regulatory programs affecting operations include the permitting programs for drinking water systems, sewage and septic systems, water rights appropriations, Department of Transportation, and dam safety (engineering design).

Environmental regulations require various permits or approvals before any mining operations on the Mount Hope Project can begin. Federal environmental regulations are administered primarily by the BLM. The EPA has delegated authority for the Clean Water Act and Clean Air Act to the State of Nevada. Thus, the NDEP has primacy for these programs and is responsible for administering the associated permits for the Mount Hope Project. The Bureau of Mining Regulations and Reclamation (“BMRR”) within NDEP also administer the permits for Water Pollution Control and reclamation. The NDEP also administers the permit program for onsite landfills. The Nevada Division of Wildlife administers the artificial industrial pond permit program.

Local laws and ordinances may also apply to such activities as waste disposal, road use and noise levels.

Permitting

Permit Acquisition and Fundamental Environmental Permitting Considerations

We have initiated a plan to obtain the required principal environmental operating permits in anticipation of a possible construction start in late 2008 or early 2009. A staged permit acquisition program is in progress. Baseline studies and data acquisition to support permitting was initiated in the fourth quarter of 2005.  Facility designs and operational plans are being refined as data is collected and reviewed to minimize environmental impacts and facilitate the permitting process. The Mount Hope Project is very large, even in the context of the extensive levels of mining in Nevada. In addition, the proposed 53-year project life compares to typical open-pit mine plans of 10 to 15 years. However, the permits for a large, long-lived mine are the same as that for smaller mines, and the same regulations, regulatory agencies and standards apply. The planned mining and processing operations are consistent with numerous other permitted projects in Nevada, in terms of methods, facility design, equipment, and related engineering plans.

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

Environmental Inventories

There are certain environmental evaluations that routinely must be completed in order to provide the information against which project impacts are measured. Both the U.S. Forest Service (“USFS”) and the Nevada Division of Environmental Protection, BMRR have requirements to profile existing conditions and to evaluate what effects will result from implementing the project plans on the Mount Hope mineralization within the Mine Plan.

Background information on geology, air quality, soils, biology, water resources, social and economic conditions, and cultural resources is currently being assembled for us and will be submitted to the appropriate regulatory agencies.

Mount Hope Permitting Requirements

As noted previously, numerous environmental permits are required to initiate operations at the Mount Hope Project. However five of these permits are most significant permits in terms of the level of analysis and support documentation required, the potential for associated environmental impacts, review time and associated costs. These are the Plan of Operations approval, Water Appropriations Permits, the Water Pollution Control Permit, the Reclamation Permit and the Air Quality Permit.

Plan of Operations Approval—Bureau of Land Management

Prior to the BLM’s approving the Plan of Operations and the commencement of our project related operations on public lands, the BLM must comply with the requirements of the United States National Environmental Policy Act Process (the “NEPA Process”). The NEPA requirements include preparation of an Environmental Impact Statement (“EIS”), which is a complete review of the environmental impacts associated with the project as well as alternatives to the project. Preparation of an EIS will require the completion of several baseline studies in the Mount Hope Project area, including but not limited to: cultural, biological, ground water and geochemical studies.

The Plan of Operations has been submitted to the BLM and preliminary plans to support other required permits have been developed and conceptually reviewed with regulatory agencies. Some potential environmental issues associated with the proposed operations have been identified. IGMI anticipates that the mine plan can be refined to address these issues and minimize impacts. This will support permitting efforts and will also reduce potential environmental liability.

Issues of concern are primarily related to geochemistry and the associated potential for acid generation from waste rock, the water quality in the post-mining pit lake, and the potential mobilization of constituents in the tailings. Other significant potential impacts include effects of groundwater pumping on existing water rights and the population influx to the community of Eureka. Extensive laboratory testing has been conducted and is underway to fully evaluate the geochemistry of all material types that will be mined. The waste rock disposal facilities and tailings impoundment designs incorporate components to minimize potential impacts, consistent with accepted and demonstrated industry practices. State of the art hydrological and geochemical computer modeling is being conducted to determine if treatment of the post-mining pit lake will be required. Water rights are being acquired to eliminate the potential for impacts to existing water rights holders. Finally, IGMI is working with the Eureka County staff to identify opportunities to mitigate impacts from the anticipated population increase.

Baseline studies to completely characterize the existing environmental conditions have been nearly completed. These baseline studies will support a full analysis of impacts, as required by the BLM review process. IGMI has two Notice-level (less than 5 acres of disturbance) approvals from BLM to conduct drilling and other surface activities to further define the geology, collect metallurgical samples, evaluate slope stability and collect other information needed to refine operational plans and designs. Additional permit support activities such as expanded baseline surveys, hydrologic modeling and air dispersion modeling are being conducted per regulatory requirements and standards.

Environmental regulations related to reclamation require that the cost for a third party contractor to perform reclamation activities on the mine site be estimated. This reclamation cost estimate, once approved by BLM and the Nevada Division of Environmental Protection (NDEP) will be the required bond amount. We will be required to post a financial instrument to provide a guarantee that this amount will be available to BLM and NDEP for use in conducting reclamation should we become insolvent or default on our reclamation obligations. The bond amount for a large mining operation, such as the Mount Hope Project, is significant. Although the Reclamation Permit is administered by the NDEP-BMRR, BLM review is required and the reclamation cost estimate must be approved in conjunction with completion of the EIS.

Although the Plan of Operations describes anticipated activities at the mine for the entire mine life, IGMI intends to phase the reclamation bond to reduce bond maintenance costs. The phased reclamation cost estimate will only address the anticipated activities for a three-year period from the point of Plan of Operations approval. The bond estimate must then be recalculated every three years to include the current activities and those activities anticipated to be completed during the subsequent three-year period. It is estimated, based on project assumptions that the project reclamation costs during the first three-year period will be between $30 and $40 million. The estimated cost of reclamation will increase with every three-year update in conjunction with the growth of the waste rock pile and the tailings impoundments. It is estimated that bond costs could reach $100 million at the end of the project (year 53).

Water Appropriation Permits—Nevada Division of Water Resources

Mount Hope is centered between two water basins: the Kobeh Basin and the Diamond Basin. Development of the Mount Hope Project will involve significant water demand in an arid region of Nevada. The Nevada Division of Water Resources (“NDWR”) is the responsible agency for granting water rights permits. We have applied to the NDWR for twelve water rights permits for a total of 16,130 acre feet per annum within the Kobeh Basin. Our water needs are estimated by us in our Plan of Operations to be 2,904 acre feet per annum, providing a difference of 12,904 acre feet in excess of our estimated water needs. However, because the NDWR estimates that the existing water rights in Kobeh Basin already equal or exceed the perennial yield, these rights will probably not be granted unless IGMI is able to demonstrate that the yield is greater than that estimated by NDWR.

In an effort to ensure adequate water, we are preparing the studies to support an increase in the perennial yield and is soliciting water rights from existing water rights holders in Kobeh Basin. Water rights from existing users will likely be the most expeditious method to secure the required water, and efforts to date have resulted in IGMI obtaining rights to approximately 60% of the required amount (based on current projected requirements). These rights can be transferred within the basin to locations that are thought to be productive and efficient with respect to pumping and pipeline design. Exploratory drilling to prove out these productive areas is scheduled for April 2007.

Water Pollution Control and Reclamation Permits—Nevada Division of Environmental Protection—Bureau of Mining Regulation and Reclamation

The BMRR administers the programs for the Water Pollution Control (WPC) Permit and the Reclamation Permit, both of which are required for the Mount Hope Project. The WPC Permit program specifies design criteria for containment of process fluids and mandates development of monitoring, operational and closure plans. Because the standards for facility design are well-defined, there is essentially no opportunity for the WPC permitting process to be side-tracked by non-technical issues. In addition, the permit review process is well-defined, including timelines, and is codified in regulation. This results in a reliable permitting timeline of approximately nine months. Permit application submittal in mid-2007 is anticipated. Reclamation permit requirements are discussed in the BLM section above.

Air Quality Permit—Nevada Division of Environmental Protection—Bureau of Air Quality

Prior to the commencement of construction activities and in conjunction with facility operations, an air quality permit will be necessary. The Nevada Bureau of Air Quality regulations categorize permit types as Class 1 or Class 2, based on the estimated emissions amounts. The Mount Hope Project is anticipated to be subject to Class 2 permit (smaller emissions) based on preliminary emissions estimates. The permit applications will require completion of an emissions inventory and dispersion modeling to demonstrate that emissions from the project will not result in an exceedance of established air quality standards. This modeling has been initiated and it is expected that modeled concentrations will be well within the standards. Emissions are primarily associated with the crush/grind circuit (particulate matter) and the roaster (sulfur oxides). The project is over 100 miles from a National Park or Monument, which greatly reduces the potential for concerns regarding increased haze in those viewsheds. Roaster emissions will be controlled with a 99+% removal efficiency for sulfur oxides.

The Mount Hope roaster is consistent with and allowed by, the current regulatory and permitting program in Nevada. Naturally occurring mercury concentrations are minor, and mercury emissions will be accordingly small. The permitting duration for this permit is approximately six to nine months, and application submittal in mid- to late 2007 is anticipated.

Hall Tonopah Permitting Requirements

We anticipate that the permitting requirements for the Hall Tonopah mine will be substantially less burdensome than for the Mount Hope Project, due to the extensive private land component of the land package. We control over 14,000 acres, including 5,054 acres of fee land, 946 acres of patented lode claims, 63 acres of patented mill site claims and 7,984 acres of unpatented lode claims.  By locating proposed operations entirely on private lands the requirement to prepare an Environmental Impact Statement or other environmental analysis to satisfy NEPA could be avoided. Any other “Federal action”, including the need to obtain a federal environmental permit would trigger NEPA requirements; we anticipate that no federal actions would be undertaken assuming that the project is located entirely on private lands. Other permits as described in previous sections would be required for the Hall Tonopah Project and the level of analysis and time required is anticipated to be consistent with those described for Mount Hope. However, at this time drilling is being conducted to fully define the mineral resource. Thus, a mine plan has not been developed and permitting can not be initiated.

In addition to land ownership, two other factors distinguish this property from Mount Hope with respect to environmental permitting. First, water consumption is not as significant an issue at Hall Tonopah. Unlike Mount Hope, the areas surrounding Hall Tonopah are not extensively irrigated. In addition, we own significant water rights at the Hall Tonopah site. Second, the area has been mined previously which has resulted in significant surface disturbance. By conducting exploration drilling on pre-existing disturbance to the extent possible, the amount of disturbance created by exploration drilling is greatly reduced, and permitting requirements to support exploration are reduced. Furthermore, there is extensive environmental information developed to support permitting of the previous mine operation. We believe this information can be used to streamline the permitting process for us by reducing the amount of baseline studies and other technical information that must be developed.

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

Employees

We presently lease an office that consists of 2,000 square feet and, as of December 31, 2006, we had eight full-time employees. In January 2007, we hired Bruce D. Hansen as our Chief Executive Officer. We plan to add several more employees during 2007, including a Chief Financial Officer and other financial and technical professionals necessary to further the Mount Hope project’s technical progress and permitting. We intend to utilize the services of consultants and contractors to provide additional services to us, particularly with regard to the Mount Hope Project.

Risk Factors

You should carefully consider the risks described below and elsewhere in this report, which could materially and adversely affect our business, results of operations or financial condition. If any of the following risks actually occurs, the market price of our common stock would likely decline.

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

We require and may not be able to obtain substantial additional financing in order to fund our operations and if we are successful in raising additional capital, it may have a dilutive and other adverse effects on our shareholders

We will require substantial additional capital to develop the Mount Hope Project and to construct the mining and processing facilities at any site chosen for mining. We estimate that following the completion of permitting and engineering at the Mount Hope Project, the initial capital costs for the development of the Mount Hope Project could be between $600 million and $700 million, including contingencies, but excluding working capital, reclamation bonding requirements, inflation, interest and other financing costs. Those estimates could change after the detailed engineering process has been completed. We have limited financial resources, do not generate operating revenue, and must finance our Mount Hope Project development costs by other means. We cannot assure you that we will be able to obtain the necessary financing for the Mount Hope Project on favorable terms or at all. Additionally, if the actual costs to complete the development of the Mount Hope Project are significantly higher than we expect, we may not have enough funds to cover these costs and we may not be able to obtain other sources of financing. The failure to obtain all necessary financing would prevent us from achieving production at the Mount Hope Project and impede our ability to become profitable.

We are currently reviewing the technical merits of some of our interests in properties other than the Mount Hope Project, including the Hall-Tonopah property. See “Business—Other Properties”. We will also require significant additional capital to permit and/or commence mining activities at this or any of our other potential projects. We cannot assure you that we will be able to obtain the financing necessary to exercise this option and we cannot assure you that we will be able to obtain the necessary financing to commence exploration activities on any of our other properties, should we decide to do so.

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

Fluctuations in the market price of molybdenum and other metals could adversely affect the value of our company and our securities

The profitability of our mining operations will be directly related to the market price of the metals we mine. The market prices of base and precious metals such as molybdenum, copper, gold and silver fluctuate widely and are affected by numerous factors beyond the control of any mining company. These factors include fluctuations with respect to the rate of inflation, the exchange rates of the US dollar and other currencies, interest rates, global or regional political and economic conditions and banking crises, global and regional demand, production costs in major molybdenum producing areas and a number of other factors. Any drop in the price of molybdenum and other metals important to our operations would adversely impact our revenues, profits and cash flows. In particular, a sustained low molybdenum price could:

•       cause suspension of our development and, ultimately, mining operations at our Mount Hope Project, if such operations become uneconomic at the then-prevailing molybdenum price, thus further reducing revenues;

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

The volatility in metals prices is illustrated by the quarterly average price ranges from January 2002 through December 2006 for the following metals: Molybdenum (lb) $2.73 - $35.37; Copper (lb) $0.70 - $3.52. Average molybdenum prices are quoted in Platt’s Metals Week. Average copper prices are from Comex, a division of the New York Mercantile Exchange, and the London Metal Exchange.

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

The development of the Mount Hope Project may be delayed, which could result in increased costs or an inability to complete the development of the Mount Hope Project

We may experience delays in developing the Mount Hope Project. These could increase its development costs, affect its economic viability, or prevent us from completing its development.

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

There is no guarantee that legal title to the properties in which we have an interest will not be challenged, which could result in the loss of our rights in those properties

The ownership and validity, or title, of unpatented mining claims are often uncertain and may be contested. A successful claim contesting our title or interest to a property could cause us to lose our rights to mine that property. In addition, the success of such a claimant could result in our not being compensated for our prior expenditures relating to the property.

Mineral exploration and mining activities require compliance with a broad range of laws and regulations, and compliance with or violation of these laws and regulations may be costly

Mining operations and exploration activities are subject to national and local laws and regulations governing prospecting, development, mining, production, exports, taxes, labor standards, occupational health and safety, waste disposal, toxic substances, land use, environmental protection, reclamation obligations and mine safety. In order to comply with applicable laws and regulations, we may be required to make capital and operating expenditures or to close an operation until a particular problem is remedied. In addition, if our activities violate any such laws and regulations, we may be required to compensate those suffering loss or damage, and may be fined if convicted of an offense under such legislation. We may also incur additional expenses and the our projects may be delayed as a result of changes and amendments to such laws and regulations.

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

Non-compliance with our Mount Hope Lease could result in loss of our rights to develop the Mount Hope Project and may adversely affect our business

We lease the Mount Hope Project from Mount Hope Mines, Inc. under the Mount Hope Lease. The terms of the Mount Hope Lease are described under “Business—Description of the Mount Hope Project—Lease Agreement.”  Failure to comply with the terms of the Mount Hope Lease (which principally require us to make prescribed payments on or before certain prescribed dates) could result in loss of our rights to develop the Mount Hope Project. Any loss of rights under the Mount Hope Lease would have a material adverse effect on us and our ability to generate revenues.

Our ability to operate our company effectively could be impaired if we lose key personnel

We depend on the services of key executives and a small number of personnel focused on the development of the Mount Hope Project. Additionally, the number of persons skilled in the development and operation of mining properties is limited and significant competition exists for these individuals. We cannot assure you that we will be able to employ key personnel or that we will be able to attract and retain qualified personnel in the future. We do not maintain “key person” life insurance to cover our executive officers. Due to the relatively small size of our company, our failure to retain or attract key personnel may delay or otherwise adversely affect the development of the Mount Hope Project, which would have a material adverse effect on our business.

We may not be able to attract and retain the additional personnel we will need to develop any of our projects, including the Mount Hope Project

We are a small company with a limited operating history and relatively few employees. The development of any of our proposed projects, including the Mount Hope Project, will place substantial demands on us. We will be required to recruit additional personnel and to train, motivate and manage these new employees. There can be no assurance that we will be successful in attracting and retaining such personnel.

The mining industry is intensely competitive, and we may have difficulty effectively competing with other mining companies in the future

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

Increased costs could affect our ability to become profitable

Costs at any particular mining location frequently are subject to variation due to a number of factors, such as changing ore grade, changing metallurgy and revisions to mine plans in response to the physical shape and location of the ore body. In addition, costs are affected by the price of commodities, such as fuel, electricity and labor. Commodity costs are at times subject to volatile price movements, including increases that could make production at our projects less profitable or uneconomic.

We anticipate significant capital expenditures over the next several years in connection with the development of the Mount Hope Project. Costs associated with capital expenditures have escalated on an industry-wide basis over the last several years, as a result of major factors beyond our control, including the prices of oil, steel and other commodities. Increased costs for capital expenditures have an adverse effect on the returns anticipated from the Mount Hope project.

Shortages of critical parts, equipment and skilled labor may adversely affect our development projects

The industry has been impacted by increased worldwide demand for critical resources such as input commodities, drilling equipment, tires and skilled labor. These shortages have caused and may continue to cause unanticipated cost increases and delays in delivery times, potentially impacting operating costs, capital expenditures and production schedules.

Costs estimates and timing of new projects are uncertain

The capital expenditures and time required to develop new mines or other projects are considerable and changes in costs or construction schedules can affect project economics. There are a number of factors that can affect costs and construction schedules, including, among others:

•       availability of labor, power, transportation, commodities and infrastructure;

•       increases in input commodity prices and labor costs;

•       fluctuations in exchange rates;

•       availability of financing;

•       difficulty of estimating construction costs over a period of years; and

•       delays in obtaining environmental or other government permits.

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

Any adverse results from evaluation of our internal controls under Section 404 of the Sarbanes-Oxley Act of 2002 could result in a loss of investor confidence in our financial reports and have an adverse effect on the price of our common stock

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we expect that beginning with our annual report on Form 10-KSB for the fiscal year ended December 31, 2007, we will be required to furnish a report by management on our internal controls over financial reporting. Such report will contain, among other matters, an assessment by our senior management of the effectiveness of our internal control over financial reporting. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by our management. Such report must also contain a statement that our auditors have issued an attestation report on our management’s assessment of such internal controls. Public Company Accounting Oversight Board Auditing Standard No. 2 provides the professional standards and related performance guidance for auditors to attest to, and report on, our management’s assessment of the effectiveness of internal control over financial reporting under Section 404.

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

Our common stock has a limited public market, which may adversely affect the market price of our shares and make it difficult for our shareholders to sell their shares

Our shares are currently listed and traded on the American Stock Exchange. There is no assurance, however, that we will be able to meet the continued listing criteria for this exchange or that an active and liquid trading market can be maintained for our common stock. Such a failure may have a material adverse impact on the market price of our shares and a shareholder’s ability to dispose of our common stock in a timely manner or at all.

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

Our officers and directors own a significant percentage of our common stock, which may limit the ability of our shareholders to influence corporate matters and discourage third parties from making a tender offer or bid to acquire us

As of February 28, 2007, Robert L. Russell, our Executive Director and Chairman of the Board, together with R. David Russell, a director and Robert Russell’s son, Matthew F. Russell, Robert Russell’s son, Mary Russell, the Company’s Asst. Secretary/Treasurer and Robert Russell’s spouse, Andy Russell, Robert Russell’s son, and the Company’s Director of Projects and Operations, Jeanene N. Russell Perry, Robert Russell’s daughter, Marian R. Russell, Robert Russell’s daughter, Marvin Russell, Robert Russell’s son, and Melanie Russell, Robert Russell’s daughter beneficially owned 13% of our common stock. As of February 28, 2007, the remaining executive officers and directors collectively beneficially owned 9% of our common stock. Together, these shareholders could influence the outcome of any corporate transaction or other matter submitted to our shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, which may discourage third parties from making a tender offer or bidding to acquire us. The interests of these shareholders may differ or conflict with the interests of our other shareholders.

ITEM 3.                LEGAL PROCEEDINGS

We are not a party to any legal proceedings and are not aware of any such proceedings known to be contemplated.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held an Annual Meeting of Shareholders on December 13, 2006 to consider the election of directors to serve until the next annual meeting and to approve our 2006 Equity Incentive Plan.

At the time of the record date for the meeting, there were 41,481,102 shares of Common Stock outstanding. 26,589,386 shares, or 64.1% of our total outstanding shares, were represented in person or by proxy at the meeting.

The following nine individuals were elected by the shareholders to serve as directors for terms expiring at our next annual meeting and until their successors are elected and qualified:

Name	For	Withheld
Robert L. Russell	26,054,951	532,346
John B. Benjamin	25,152,020	1,435,277
Gene W. Pierson	25,167,020	1,420,277
Norman A. Radford	25,167,020	1,420,277
R. David Russell	24,376,500	2,210,797
Richard F. Nanna	25,167,020	1,420,277
R. Llee Chapman	25,152,020	1,435,277
Roy A. Pickren, Jr.	26,528,271	59,026
Ricardo M. Campoy	26,528,071	59,226

The shareholders also approved the 2006 Equity Incentive Plan by the following vote: 14,513,827 shares of Common Stock (83.9%) were voted in favor, 2,783,038 shares of common stock (15.3%) were voted against, and 809,245 shares of common stock were held in abstention. Subsequent to the 2006 Annual Meeting of Shareholders, Roy A. Pickren, Jr. resigned from the Board for personal reasons.

PART II

ITEM 5.                MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER OF EQUITY SECURITIES

Market Information

On August 16, 2006 our common stock began trading on the American Stock Exchange under symbol “GMO.”  From July 26, 2004 to August 16, 2006 our common stock traded on the OTC Bulletin Board under the symbol “IGMI.”  Prior to July 26, 2004, our common stock was traded on the over the counter market in the Pink Sheets.

In the first quarter of 2006 the company issued 50,000 share of restricted common stock for services valued at $120,250.

The following table sets forth for our common stock, the high and low bid quotations per share as reported by the OTC Bulletin Board for the 3rd quarter of 2004 when our common stock began trading on the OTC Bulletin Board, and for each subsequent quarter. The high and low numbers for 2006 reflect the high and low closing for each of the four quarters of the year. The high and low bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Year	Quarter	High	Low
2004	Third Quarter(1)	$0.70	$0.05
	Fourth Quarter	$0.90	$0.44
2005	First Quarter	$1.49	$0.71
	Second Quarter	$1.88	$0.98
	Third Quarter	$1.47	$0.85
	Fourth Quarter	$1.80	$1.01
2006	First Quarter	$4.00	$1.15
	Second Quarter	$4.00	$2.30
	Third Quarter	$3.27	$1.92
	Fourth Quarter	$3.35	$1.99
2007	First Quarter (through March 23, 2007)	$4.12	$3.60

(1)          Our common stock began trading on the OTC Bulletin Board on July 26, 2004.

Holders

As of January 31, 2007 there were approximately 839 holders of record of our common stock.

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

See Item 11 herein for information relating to our equity compensation plans.

ITEM 6.                MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis of our financial condition and plan of operations should be read in conjunction with our financial statements and the notes to those statements included elsewhere in this Annual Report on Form 10-KSB. This discussion contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth under “Risk Factors” and elsewhere in this Annual Report, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

We are in the business of exploration, development and, if warranted, the mining of properties containing molybdenum, as well as silver, gold, base metals and other specialty metals. We have an interest in properties on which we intend to conduct mineral exploration. Our principal assets are the Mount Hope Project (which we hold under lease with MHMI), a large-scale, primary molybdenum deposit located in Eureka County, Nevada, United States, and the Hall-Tonopah molybdenum project located in Nye County, Nevada.

We are proceeding with the permitting and development of the Mount Hope Project. The project will include the development of an open pit mine, construction of a concentrator plant, construction of a roaster plant, and construction of all related infrastructure to produce TMO, the most widely marketed molybdenum product. We completed a preliminary mine feasibility study in April 2005. This study provided a study of the economics and capital cost estimates for development of the project and developed a preliminary mine plan. Based on the results of the feasibility study, we exercised our option to lease in October 2005 and entered into the Mount Hope Lease with MHMI. Subsequently, we accomplished a detailed mine feasibility study in December 2005 which verified existing drill hole data and refined the block model and mine plan. In 2006, we initiated the baseline studies necessary for development of an EIS. We completed a Plan of Operations which was accepted by the Battle Mountain office of the BLM in September 2006. In December 2006, the BLM selected Enviroscientists, Inc. of Reno, Nevada, an environmental firm, to complete the EIS for the Mount Hope project. Various environmental data and study tasks are ongoing in connection with the permitting process. The current BLM and contractor schedule demonstrates a Record of Decision in November of 2008. In January 2007, we selected a contractor to accomplish a bankable feasibility study for the project. This study is contracted to be complete by mid 2007. Based on the current estimated timelines for permitting, construction and long-lead equipment, we are targeting initial production at Mount Hope in 2010.

At the Hall-Tonopah project, we are currently conducting a comprehensive drilling and evaluation program to re-confirm and potentially expand the existing molybdenum mineralization.

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

Property and Equipment

The Company evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amount may not be recoverable. If the sum of estimated future net cash flows on an undiscounted basis is less than the carrying amount of the related asset grouping, an asset impairment is considered to exist. The related impairment loss is measured by comparing estimated future net cash flows on a discounted basis to the carrying amount of the asset. Changes in significant assumptions underlying future cash flow estimates may have a material effect on the Company’s financial position and results of operations. To date no such impairments have been identified. Property and equipment are being depreciated over useful lives of three to seven years using straight-line depreciation.

Share-Based Compensation

We account for stock-based compensation in accordance with SFAS No. 123(R), Share-Based Payment. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating expected dividends. In addition, judgment is also required in estimating the amount of share-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

Results of Operations

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Our net loss for the year ended December 31, 2006 was $12,745,260 as compared to a net loss of $4,518,271 for the year ended December 31, 2005. The increase of $8,226,989 is attributable primarily to costs incurred in connection with exploration activities and our Plan of Operations, Environmental Impact Statement and bankable feasibility study. We have also incurred higher corporate and administrative costs in a number of areas consistent with our substantially increased activity levels. These costs include employee compensation expenses, expansion or corporate personnel and associated costs, marketing and investor relations expense, general legal expenses, and accounting and compliance issues reflecting the greater complexity of our operations.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Our net loss for the year ended December 31, 2005 was $4,518,271 compared to a net loss of $2,337,039 for the year ended December 31, 2004. The increase of $2,181,232 is attributable primarily to property acquisitions, accounting for options, and the Mount Hope feasibility study. During the second, third and fourth quarters of 2005 we incurred permitting and associated expenses that significantly contributed to additional operating expenses. We also incurred higher corporate and administrative costs in a number of areas consistent with our substantially increased activity levels. These costs include new hires and employee compensation expenses, marketing and investor relations expenses, general legal expenses, and accounting and compliance issues reflecting the greater complexity of our operations.

Exploration and development expenditures of $6,020,850 were incurred at our Mount Hope and Hall Tonopah projects during 2006 and we will see these expenses escalate over the next year. In 2005 we incurred $2,397,153 in exploration and development expenditures at the Mount Hope Project as exploration and development activity proceeded at a very aggressive pace. This is consistent with our stated objective to complete our Mount Hope Project plans and to focus on the permitting required to bring the project to commercial production. All of the expenditures during the 2005 fiscal year were related to this objective and associated feasibility study costs represent the majority of expenditures at the Mount Hope Project.

Liquidity and Capital Resources

We have limited capital resources and thus have had to rely upon the sale of equity securities for the cash required for exploration and development purposes, for acquisitions and to fund our administration. Since we do not expect to generate any revenues in the near future, we must continue to rely upon the sale of our equity and debt securities to raise capital. There can be no assurance that financing, whether debt or equity, will be available to us in the amount required at any particular time or for any period or, if available, that it can be obtained on terms satisfactory to us.

Our cash balance as at December 31, 2006 was $17,882,543 compared to $256,773 as of December 31, 2005. Total assets as at December 31, 2006 were $26,390,788 compared to $849,646 as of December 31, 2005. These increases were due to receipt of proceeds from to the private placements of our securities that were completed on January 10, 2006 and February 15, 2006, offset by the expenditures for purchase of the Hall Tonopah property and the purchase of the Gale Ranch and water rights. Liabilities as at December 31, 2006 were $1,028,280 compared to $815,753 as of December 31, 2005. This increase in liabilities reflects our increase in activity over the past year.

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

On February 15, 2006, we concluded a private placement of 15,000,000 units at a price of $2.00 per unit. Each unit consisted of one share of our common stock and a warrant to purchase one-half of a share of our common stock. Each warrant is exercisable for five years from the date of issuance and carries an exercise price of $3.75 per whole share. The gross proceeds of this offering were $30,000,000.00 and, after payment of sales commissions and finder’s fees, we received net proceeds of $27,875,000. In the aggregate, we issued 15 million shares of common stock and warrants to purchase an additional 8.3 million shares, including warrants issued as compensation to the placement agent.

In December 2006, we entered into a five year capital lease for a piece of office equipment. The principal for this lease is $29,488 and the interest rate is 6.36%. In December 2006, we entered into a five year fair value lease for an additional piece of office equipment. Because this lease exceeds the 75% of the estimated useful life of the equipment this is treated as a capital lease with principal of $14,389 and an interest rate of 3.07%. In December 2006, we also entered into a note to purchase a 2007 1 ton pickup for $33,571 at an interest rate of 0.9% with a term of three years. The table below shows these obligations over the next five years.

Year	Lease Payment	Interest on Leases	Note Payment	Note Interest
2006	$834	$193	—	—
2007	10,008	2,095	11,350	256
2008	10,008	1,670	11,350	156
2009	10,008	1,220	11,350	55
2010	10,008	744	—	—
2011	9,174	240	—	—
Total	$50,040	$6,162	$34,050	$467

Set forth below is a schedule of our contractual obligations for payments under the Mount Hope lease agreement:

Contractual Obligations for Future Payments under Mount Hope Lease

Date	Fixed Payment	Project Financing Received by Date Indicated	Project Financing Not Received and Deferral Elected
April 19, 2007	$125,000
October 19, 2007	$350,000
October 19, 2008		Greater of 3% of Construction Capital Cost Estimate or $2,500,000(1)(3)(4)	$350,000
October 19, 2009		Greater of 3% of Construction Capital Cost Estimate or $2,500,000(3)	$350,000
October 19, 2010		$2,500,000(3)	Greater of $2,500,000 or 3% of Construction Capital Cost Estimate(3)(4)
October 19, 2011		3% of Construction Capital Cost Estimate(3)	Greater of (a) $2,500,000 or (b), if 3% of Construction Capital Cost Estimate is greater than $2,500,000, then 50% of the difference between 3% and $2,500,000(3)(4)
October 19, 2012		3% of Construction Capital Cost Estimate(3)	Greater of (a) $2,500,000 or (b), if 3% of Construction Capital Cost Estimate is greater than $2,500,000, then 50% of the difference between 3% and $2,500,000(3)(4)
October 19, 2013 and each year thereafter(2)	$500,000(3)

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

(2)             In addition to the payments above, we are required to pay to MHMI a production royalty after the commencement of Commercial Production of the greater of (i) $.20/lb of molybdenum metal (or the equivalent thereof if another Product is sold)

sold from the property (not to exceed the amount of Net Returns we receive for those products) or (ii) 3% of the Net Returns, subject to certain adjustments as set forth in the lease.

(3)             To be offset from the production royalty described in (3) above. We may recover the aggregate of these payments by retaining 50% of each production royalty payment due to MHMI.

(4)             “Construction Capital Cost Estimate” means our projected costs plus 10% to put the Mount Hope property into commercial production calculated in accordance with the Mount Hope Lease. See Part I, Items 1&2 Description of Business and Properties—description of Mount Hope Project—Royalty, Agreements and Encumbrances for further information relating to the calculation of these costs and payments.

Changes in Accounting Policies

We did not change our accounting policies during fiscal 2004, 2005, or 2006.

ITEM 7.                FINANCIAL STATEMENTS

IDAHO GENERAL MINES, INC.
(An Exploration Stage Company)

FINANCIAL STATEMENTS
December 31, 2006

IDAHO GENERAL MINES, INC.
(An Exploration Stage Company)

December 31, 2006

CONTENTS

Report of Independent Registered Public Accounting Firm	47
Financial Statements:
Balance Sheets as of December 31, 2006 and December 31, 2005	48
Statements of Operations for the twelve months ended December 31, 2006, December 31, 2005 and December 31, 2004 and for the period from inception of Exploration Stage until December 31, 2006	49
Statements of Cash Flows for the twelve months ended December 31, 2006, December 31, 2005 and December 31, 2004 and for the period from inception of Exploration Stage until December 31, 2006	50
Statement of Stockholders’ Equity as of December 31, 2006, December 31, 2005 and December 31, 2004	51
Notes to Financial Statements	53

Board of Directors
Idaho General Mines, Inc.
Spokane, Washington

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Idaho General Mines, Inc. (an exploration stage company) as of December 31, 2006 and 2005, and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2006, 2005 and 2004 and for the period from January 1, 2002 (inception of exploration stage) to December 31, 2006. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Idaho General Mines, Inc. as of December 31, 2006 and 2005, and the results of its operations, stockholders’ equity and cash flows for the years ended December 31, 2006, 2005 and 2004 and for the period from January 1, 2002 (inception of exploration stage) to December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
March 30, 2007

IDAHO GENERAL MINES, INC.
(AN EXPLORATION STAGE COMPANY)

BALANCE SHEETS

	December 31, 2006	December 31, 2005
ASSETS:
CURRENT ASSETS
Cash and cash equivalents	$17,882,543	$256,773
Tax refund receivable	—	29,514
Employee advances	—	9,000
Deposits	146,563	—
Prepaid expense	46,223	4,113
Total Current Assets	18,075,329	299,400
PROPERTY AND EQUIPMENT, net	430,638	53,333
LAND AND MINING CLAIMS	7,884,821	496,913
TOTAL ASSETS	$26,390,788	$849,646
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$951,474	$815,753
Current portion of long term debt	19,006	—
Total Current Liabilities	970,480	815,753
Long term debt, net of current portion	57,800	—
Total Liabilities	1,028,280	815,753
STOCKHOLDERS’ EQUITY
Preferred stock, Series A, $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized, 43,397,540 and 16,571,312 shares issued and outstanding, respectively	43,398	16,571
Additional paid-in capital	45,221,314	7,174,266
Accumulated deficit before exploration stage	(212,576)	(212,576)
Accumulated deficit during exploration stage	(19,689,628)	(6,944,368)
Total Stockholders’ Equity	25,362,508	33,893
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$26,390,788	$849,646

The accompanying notes are an integral part of these financial statements.

IDAHO GENERAL MINES, INC.
(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF OPERATIONS

	Years Ended			January 1, 2002 (Inception of Exploration Stage) to
	December 31, 2006	December 31, 2005	December 31, 2004	December 31, 2006
REVENUES	$0	$0	$0	$0
OPERATING EXPENSES:
Property research, exploration and development	6,020,850	2,397,153	1,596,307	10,014,310
General and administrative expense	7,319,598	2,127,647	811,789	10,354,800
Realized loss on marketable securities	320,900			320,900
TOTAL OPERATING EXPENSES	13,661,348	4,524,800	2,408,096	20,690,010
LOSS FROM OPERATIONS	(13,661,348)	(4,524,800)	(2,408,096)	(20,690,010)
OTHER INCOME
Interest and dividend income	916,088	6,529	2,048	935,530
Realized gain on marketable securities	—	—	9,245	5,089
Realized income from timber sales	—	—	59,764	59,764
TOTAL OTHER INCOME	916,088	6,529	71,057	1,000,383
LOSS BEFORE TAXES	(12,745,260)	(4,518,271)	(2,337,039)	(19,689,627)
INCOME TAXES	—	—	—	—
NET LOSS	$(12,745,260)	$(4,518,271)	$(2,337,039)	$(19,689,627)
BASIC AND DILUTED NET LOSS PER
SHARE OF COMMON STOCK	$(0.34)	$(0.31)	$(0.39)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING—BASIC AND DILUTED	37,302,547	14,508,054	5,988,288

The accompanying notes are an integral part of these financial statements.

IDAHO GENERAL MINES, INC.
(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2006	Year Ended December 31, 2005	Year Ended December 31, 2004	1-Jan-02 (Inception of Exploration Stage) to December 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,745,260)	$(4,518,271)	$(2,337,039)	$(19,689,627)
Adjustments to reconcile net loss to net cash used by operating activities:
Services and expenses paid with common stock	307,855	114,375	140,760	509,490
Expenses paid with common stock	—	28,500	912,150	940,650
Depreciation and amortization	57,578	11,215	4,229	73,022
Gain on sale of investments	—	—	(9,245)	(9,245)
Unrealized loss on securities	—	—	—	4,157
Adjustment to Equity	(7,684)			(7,684)
Realized loss on impairment of securities	320,900			320,900
Management and administrative fees paid with common stock options	2,382,282	144,500	302,775	2,921,080
Decrease (increase) in employee advances	9,000	(9,000)	—	—
Decrease (increase) in prepaid expenses and deposits	(188,673)	(33,627)	—	(222,300)
Increase (decrease) in accounts payable and accrued expenses	135,721	788,737	27,016	951,474
Decrease (increase) in tax refunds	29,514	—	—	29,514
Accounts payable, related party	—	—	(35,000)	—
Net cash used by operating activities	(9,698,767)	(3,473,571)	(994,354)	(14,178,569)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for the purchase of equipment	(320,030)	(13,662)	(44,315)	(378,007)
Purchase of securities	(320,900)	—	—	(457,887)
Purchase of mining property, claims, options	(7,425,956)	(15,690)	(24,772)	(7,466,418)
Cash provided by sale of marketable securities	—	—	136,756	246,839
Net cash provided (used) by investing activities	(8,066,886)	(29,352)	67,669	(8,055,473)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock	35,391,423	3,059,198	1,619,750	40,070,372
Net cash provided by financing activities:	35,391,423	3,059,198	1,619,750	40,070,372
Net increase (decrease) in cash and cash equivalents	17,625,770	(443,725)	693,065	17,836,330
Cash and cash equivalents, beginning of period	256,773	700,498	7,433	46,213
Cash and cash equivalents, end of period	$17,882,543	$256,773	$700,498	$17,882,543
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid	$—	$—	$—	—
Interest paid	—	—	—	—
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for equipment	—	10,800	—	10,800
Common stock and warrants issued for property	—	—	375,000	375,000

The accompanying notes are an integral part of these financial statements.

IDAHO GENERAL MINES, INC.
(AN EXPLORATION STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ EQUITY

	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance January 1, 2004	3,505,469	$3,505	$479,524	$11,007	$(301,633)	$192,403
Issuance of Common Stock
for directors’ fees at $0.50 to 0.62 per share	95,000	95	53,405	—	—	53,500
for property at $0.75 per share with warrants attached	500,000	500	374,500	—	—	375,000
for services at between $0.11 and $0.85 per share	285,915	286	86,974	—	—	87,260
for expenses at between $0.55 and $0.75 per share with warrants attached	1,326,000	1,326	910,824	—	—	912,150
for cash at between $0.15 and $0.40 per share with warrants attached	5,610,555	5,611	1,585,539	—	—	1,591,150
Stock Options
exercised for cash at $0.11 per share	260,000	260	28,340	—	—	28,600
granted at between $0.15 and $0.75 per share	—	—	302,775	—	—	302,775
Unrealized Losses on marketable securities	—	—	—	(11,007)	—	(11,007)
Net loss for year ended December 31, 2004	—	—	—	—	(2,337,040)	(2,337,040)
Balances, December 31, 2004	11,582,939	11,583	3,821,881	—	(2,638,673)	1,194,791
Issuance of Common Stock:
for administration between $0.95 and $1.25 per share	20,000	20	23,480	—	—	23,500
exploration expense at $0.75 per share	30,000	30	28,470	—	—	28,500
office furniture at $0.72 and $1.13 per share	15,000	15	10,785	—	—	10,800
for services between $0.72 and $1.13 per share	89,611	90	90,785	—	—	90,875
for cash between $0.75 and $1.10 per share with warrants attached	3,853,932	3,853	3,055,345	—	—	3,059,198
Stock Options
exercised between $0.165 and $0.70 per share	979,830	980	(980)	—	—	—
granted at $0.30 and $0.72 per share	—	—	144,500	—	—	144,500
Net loss for the year ended December 31, 2005	—	—	—	—	(4,518,271)	(4,518,271)
Balances, December 31, 2005	16,571,312	$16,571	$7,174,266	$—	$(7,156,944)	$33,893

IDAHO GENERAL MINES, INC.
(AN EXPLORATION STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ EQUITY (Continued)

	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Issuance of Common Stock:
prior period adjustment	(85,297)	(85)	(7,599)			(7,684)
for services between $1.10 and $3.66 per share	50,000	50	120,200	—	—	120,250
for finders fee at $1.10	170,550	171	187,434	—	—	187,605
for cash between $1.10 and $2.00 per share with warrants attached	18,021,936	18,022	30,835,804	—	—	30,853,826
Stock Warrants:
Exercised between $0.40 and $1.00 per share	5,838,055	5,838	4,471,089	—	—	4,476,927
Cashless exercise of warrants	1,482,147	1,482	(1,482)	—	—	—
Stock Options:
exercised between $0.11 and $0.75 per share	340,000	340	60,330	—	—	60,670
Cashless exercise of stock options	1,008,837	1,009	(1,009)	—	—	—
vested stock options and warrants at $2.10 to $3.68 per share	—	—	2,382,282	—	—	2,382,282
Net loss for the year ended December 31, 2006	—	—	—	—	(12,745,260)	(12,745,260)
Balances, December 31, 2006	43,397,540	$43,398	$45,221,314	$—	$(19,902,204)	$25,362,308

NOTE 1—DESCRIPTION OF BUSINESS

Idaho General Mines, Inc. (“the Company” or “IGMI”) is an Idaho corporation originally incorporated as General Mines Corporation on November 23, 1925. In 1966, the Company amended its articles of incorporation to change its name to Idaho General Petroleum and Mines Corporation, and amended its articles again in 1967 changing its name to Idaho General Mines, Inc. The Company’s historic activities have principally consisted of the exploration for nonferrous and precious metals in and around Shoshone County, Idaho. The Company entered a new exploration stage in early January 2002 when it shifted its focus to minerals exploration. In May 2004, the Company began a search for substantive mineral properties with a focus on metals such as copper, zinc, silver, gold and specialty metals. IGMI entered into an option to lease the Mount Hope molybdenum property located in Nevada in November 2004 and exercised that option in October 2005 after several phases of feasibility studies and project design studies which indicated the attractiveness of the project. IGMI similarly optioned the Hall Tonopah molybdenum-copper property, also in Nevada, in 2005 and exercised that option to purchase the Hall Tonopah property in March 2006 with the intent of assessing economic feasibility by exploring and assessing the property’s potential. Accordingly, IGMI has assumed the role of exploring, and as warranted, developing major mineral deposits which are at a relatively advanced stage and are worthy of economic consideration. IGMI has obtained substantial funding to carry out the above objectives and plans to carry such projects forward to production as indicated and as success in raising of capital allows.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Accounting Method

The Company’s financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Accounting Pronouncements—Recent

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159. “The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115” (hereinafter SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long term measurement objective for accounting for financial instruments. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. Management has not determined the effect that adopting this statement would have on the Company’s financial condition or results of operation.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statement No. 87,88,106, and 132(R)” (hereinafter SFAS No 158”). This statement requires an employer to recognize the overfunded or underfunded statues of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not for profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position, with limited exceptions. This adoption of this statement had no immediate material effect on the Company’s financial condition or results of operations.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (hereinafter “SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosure about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. This statement does not require any new fair value measurements, but for some entities, the application of this statement may change current practice. The adoption of this statement had not immediate material effect on the Company’s financial condition or results of operations.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No 109” (hereinafter “FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on its financial reporting, and the Company is currently evaluating the impact, if any the adoption of FIN 48 will have on its disclosure requirements.

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140” (hereinafter “SFAS No. 155”). This statement established the accounting for certain derivatives embedded in other instruments. It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity (“SPE”) may hold under SFAS No. 140. This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement. SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management does not expect the adoption of this statement to have a material impact on its financial position or results of operations.

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections,” (hereinafter “SFAS No. 154”) which replaces Accounting Principles Board Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28.” SFAS No. 154 provides guidance on accounting for and reporting changes in accounting principle and error corrections. SFAS No. 154 requires that changes in accounting principle be applied retrospectively to prior period financial statements and is effective for fiscal years beginning after

December 15, 2005. Management does not expect the adoption of this statement to have a material impact on its financial position or results of operations.

In March 2005, the Financial Accounting Standards Board issued FASB Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations—an Interpretation of SFAS No. 143,” (hereinafter “FIN No. 47”). FIN No. 47 provides clarification of the term conditional asset retirement obligation as used in paragraph A23 of SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 applies to legal obligations associated with the retirement of a tangible long-lived asset, and states that an entity shall recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. The term conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Thus, the timing and/or method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Management does not believe the adoption of this statement impacts these financial statements. However, recognition of asset retirement obligation liabilities may become necessary in the future.

Cash and Cash Equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Derivative Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (hereinafter “SFAS No. 133”), “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, “Accounting for Derivative instruments and Hedging Activities—Deferral of the Effective Date of FASB No. 133,” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” and SFAS No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities,” the last of which is effective June 30, 2003. These statements establish and clarify accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

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

Fair Value of Financial Instruments

The Company’s financial instruments as defined by Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” include cash, accounts payable and accrued liabilities. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2006, 2005 and 2004.

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

Property and Equipment

During the year ended December 31, 2006 the Company purchased vehicles for $164,575, field equipment for $10,116, and office and computers and related equipment for $222,146. The vehicles, equipment and computers will be depreciated over useful lives of three to seven years using straight line depreciation. Depreciation expense for the year ended December 31, 2006 is $57,578.

During the year ended December 31, 2005, the Company purchased equipment costing $16,873 and computer equipment for $7,589. The equipment and computer will be depreciated over useful lives of three to seven years using a straight-line depreciation method. Depreciation expense for the year ended December 31, 2005 is $11,215.

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

Estimates of such liabilities are based upon currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of inflation and other societal and economic factors, and include estimates of associated legal costs. These amounts also reflect prior experience in remediating contaminated sites, other companies’ clean-up experience and data released by The Environmental Protection Agency or other organizations. Such estimates are by their nature imprecise and can be expected to be revised over time because of changes in government regulations, operations, technology and inflation. Recoveries are evaluated separately from the liability and, when recovery is assured, the Company records and reports an asset separately from the associated liability. At December 31, 2006 and 2005 the Company had no accrued liabilities for compliance with environmental regulations.

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

NOTE 3—INVESTMENTS

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

In November 2006, the Company acquired 150,000 shares of common stock at $2.00 per share of Atlas Precious Metals, Inc. in connection with a property acquisition. Because the shares are not readily marketable and relate to a privately held entity, the Company has elected to record its interest at a fair value of zero for financial reporting purposes

At December 31, 2006 and 2005 the Company had no marketable securities, apart from the aforementioned Atlas stock.

NOTE 4—LAND, MINING CLAIMS, PROPERTY, AND EQUIPMENT

During the year ended December 31, 2006 the Company purchased vehicles for $164,575, field equipment for $10,116, and office and computers and related equipment for $222,146. The vehicles, equipment and computers will be depreciated over useful lives of three to seven years using straight line depreciation. Depreciation expense for the year ended December 31, 2006 is $57,578.

During the year ended December 31, 2005, the Company purchased equipment costing $16,873 and computer equipment for $7,589. The equipment and computer will be depreciated over useful lives of three to seven years using a straight-line depreciation method. Depreciation expense for the year ended December 31, 2005 is $11,215.

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

Pursuant to the terms of the lease, the underlying total royalty on production payable to Mt. Hope Mines, Inc., less certain deductions, is 3 percent for a molybdenum price up to $12 per pound, 4 percent for a molybdenum price up to $15 per pound, and 5 percent for a molybdenum price above $15 per pound. IGMI is subject to certain periodic payments totaling $1,550,000 to be paid as per schedule between January 2006 and October 2010. IGMI has a best efforts obligation, by the third anniversary of the lease, to pay Mt. Hope Mines, Inc. a recoverable periodic payment (advance royalty) of 3 percent of the estimated capital cost of the project. This obligation to pay 3 percent of the construction capital is subject to certain extension provisions through October 2013. Minimum royalty payment after the mine commences operations is $0.27 a pound of molybdenum if produced or $500,000 per year if the plant is idle. Additionally, IGMI is obligated to pay Exxon Mineral Company a one percent net smelter royalty on all production

During the year ended December 31, 2005 the Company entered into an option agreement with High Desert Winds LLC (“High Desert”) for High Desert’s approximately ten square mile property in Nye County, Nevada, including water rights, mineral and surface rights, buildings and certain equipment (the “Hall Tonopah Property”). Pursuant to the terms of this agreement, the Company was granted a nine-month option to purchase the Hall Tonopah Property. The Company extended the option agreement with High Desert with payments of $75,000 in June, 2005 and $100,000 in August of 2005. The option to purchase the Hall Tonopah Property was subsequently extended to March 17, 2006 with an $80,000 payment paid on January 17, 2006. On March 17, 2006, the Company entered into a purchase agreement with High Desert whereby it purchased a substantial portion of the Hall Tonopah Property. At closing, the Company paid High Desert a cash payment of approximately $4.5 million for the portion of the Hall Tonopah Property that it purchased and made a deferred payment of $989,789 in November of 2006 for the purchase of the remaining portion of this property for the total purchase price of $5,449,616 including $32,698 in buildings and equipment at the Hall Tonopah site. The primary purpose of the Hall Tonopah purchase was to further the Company’s strategy of exploring and developing potential Molybdenum properties. The buildings and improvements to the property were valued at $32,698 based on a previous recent transaction at the property, and the remaining amount was allocated to the land. At December 31, 2006 and 2005 the Hall Tonopah property was subject to a 12% royalty payable with respect to the net revenues generated from molybdenum or copper minerals removed form the properties purchased. Subsequent to December 31, 2006, the Company acquired the entity that possessed this royalty right. See Note 12 Subsequent Events.

In April 2006, the Company entered into a letter of intent to purchase certain patented lode mining claims referred to as the Liberty Claims on property adjacent to Hall Tonopah property for cash of $75,000 and 150,000 shares of restricted common stock. The Company has paid the $75,000 cash portion of the purchase price and will issue the shares of restricted stock upon completion of the purchase. The $75,000 is currently recorded as a deposit on the Company’s balance sheet.

In July 2006, the Company purchased 1,503 acres of deeded land which includes 70,000 acres of BLM grazing rights and certain water rights known as the Gale Ranch for $1,869,373. This ranch is located near the Mount Hope mine site. The primary reason for the purchase of this asset was to acquire the water rights of 1,200 acre feet for use by the Mount Hope operations. The Company paid $54,982 for the water rights and the remaining amount was used to purchase the land and the grazing rights.

In November 2006, the Company purchased from Atlas Precious Metals, Inc. patented millsite claims for $32,090, water rights for $42,787, fee land in Eureka, Nevada $26,740 with improvements of $5,350 and 150,000 shares of Atlas Precious Metals, Inc. restricted common stock valued at $2.00 per share plus closing costs at $320,900. This investment was written off and recorded at a fair value of zero for financial reporting purposes. The total capitalized value related to water rights, millsite and fee land is in the amount of $106,967. The primary purpose of this purchase was to acquire the water rights of 1,448 acre feet for the Mount Hope operation.

During the year ended December 31, 2005, the Company purchased acreage at the Turner Gold project for $415,462.

The Company's mining claims and land purchased prior to 2006 consist in part of (a) approximately 107 acres of fee simple land in the Pine Creek area of Shoshone County, Idaho, (b) six patented mining claims known as Chicago-London group, located near the town of Murray in Shoshone County, Idaho, (c) 265 acres of private land with 3 unpatented claims in Josephine County, Oregon, known as the Turner Gold project.

Capital assets are recorded at cost. Depreciation is calculated using the straight-line method over three to 20 years. The following is a summary of property, equipment, and accumulated depreciation at December 31, 2006:

		Accumulated	Net Book	Net Book
	Cost	Depreciation	Value 2006	Value 2005
Depreciable Capital Assets:
Field Equipment	$15,544	$2,019	$13,525	$5,338
Vehicles	185,951	32,330	153,621	13,976
Office Furniture	32,327	8,593	23,734	17,357
Computer Equipment	211,680	26,193	185,487	16,662
Leasehold Improvements	20,110	1,117	18,993	—
Imp. to Fee Land in Eureka	5,350	45	5,305	—
Bldg & Equip Hall Tonopah	32,698	2,725	29,973	—
Total Depreciable Assets	503,660	73,022	430,638	53,333
Non Depreciable Capital Assets:
Pine Creek Land	1,450	—	1,450	1,450
Chicago-London Group	80,001	—	80,001	80,001
Turner Gold Land	415,462	—	415,462	415,462
Hall Tonopah Property	5,416,918	—	5,416,918	—
Fee Land Eureka, Nevada	26,740	—	26,740	—
Atlas Water Rights & Millsite Claims	74,877	—	74,877	—
Gale Ranch & Water Rights	1,869,373	—	1,869,373
Total Non Depreciable Assets	7,884,821	—	7,884,821	496,913
Total Capital Assets	$8,388,481	$73,022	$8,315,459	$550,246

Total depreciation expense for the years ending December 31, 2006 and 2005 is $57,578 and $11,215

NOTE 5—RELATED PARTY TRANSACTIONS

On August 16, 2006 the Company entered into an employment agreement effective August 14, 2006 with Andrew J. Russell, a son of the Company’s former President and CEO, for services as Senior Manager Permitting and Technical. Under this agreement, Andrew J. Russell is paid $150,000 per year and was granted a stock option to purchase 60,000 shares at $2.10 per share at the closing price of the Company’s stock on August 15, 2006.

At December 31, 2005 the Company had an employee receivable in the amount of $9,000 for cash advances to a Company corporate officer for expenses and salary. This amount was fully repaid during the three months ended March 31, 2006.

The Company paid professional service fees of $35,319 during the year ended December 31, 2005, to the Company’s legal counsel, who is a shareholder and also serves as the Company’s secretary/treasurer.

The Company paid consultant fees of $49,060 during the year ended December 31, 2004 to the son of the Company president, for services provided.

Additional related party transactions are included as part of Note 8.

NOTE 6—COMMON STOCK

During the year ended December 31, 2006, the Company had two private placements of their stock. In these private pacements, the Company issued 18,021,936 shares of common stock with warrants for cash of $33,324,130 less placement agent and finder’s fees of $2,513,383 and issued 170,550 shares of common stock for finder’s fees valued at $187,605. The Company issued 1,482,147 shares of common stock for the cashless exercise of warrants and 1,008,837 shares of common stock for the cashless exercise of stock options. Warrants and options in the amount of 5,090,833 and 340,000 were exercised for cash in the amount of $4,109,833 and $57,427 respectively, less combined brokerage fees of $230,684. The Company issued 50,000 shares of common stock for services valued at $120,250.

During the year ended December 31, 2005, the Company issued 3,853,932 shares of common stock for cash of $3,059,198, issued 128,482 shares of common stock for services valued at $135,828, issued 20,000 shares of common stock for management valued at $23,500, issued 15,000 shares of common stock for property valued at $10,800, and issued 30,000 shares of stock for property valued at $28,500. Additionally, upon the cashless exercise of options, the Company issued 988,630 shares of common stock. In April 2005, the Company, pursuant to the adoption of a shareholder rights agreement declared a dividend of one right for every common stock share held. The right is exercisable at $1.03 until December 31, 2007. The exercise price of the right is subject to adjustment.

During 2004, the board of directors and shareholders adopted amended and restated articles of incorporation, which authorized the Company’s issuance of 200,000,000 shares of common stock with a $0.001 par value. Prior to 2004, the Company was authorized to issue 25,000,000 shares of common stock with a par value of $0.10.

The Company is authorized to issue 200,000,000 shares of common stock. All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and thereore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

NOTE 7—PREFERRED STOCK

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

On November 16, 2004, the board of directors unanimously consented to amend the articles of incorporation of the Company. The amendment reclassified 10,000,000 shares of the Company’s no par value preferred stock into 10,000,000 shares of $0.001 par value Series A preferred stock. At December 31, 2005 and 2006, no shares of $0.001 par value Series A preferred stock were issued or outstanding.

NOTE 8—COMMON STOCK OPTIONS

During 2006, the board of directors and shareholders adopted the Idaho General Mines, Inc. 2006 Equity Incentive Plan (the “2006 Plan”). During 2004, the board of directors and shareholders adopted the Idaho General Mines, Inc. 2003 Stock Option Plan (the “2003 Plan” and together with the 2006 Plan, the “Plans”). The purpose of the Plans is to give the Company greater ability to attract, retain, and motivate its officers and key employees. The Plans are intended to provide the Company with ability to provide incentives more directly linked to the success of the Company’s business and increases in shareholder value.

Under the 2006 Plan, the board of directors is authorized to grant incentive stock options (“ISOs”) to employees (pursuant to Internal Revenue Code 422), non-statutory stock options, restricted stock awards, restricted stock units and stock appreciation rights. The aggregate number of shares of common stock that may be issued pursuant to awards granted under the 2006 Plan will not exceed 3,500,000 plus the number of shares that are ungranted and those that are subject to reversion under the 2003 Plan. As of December 31, 2006, the maximum number of shares available for issuance under the 2003 Plan was 360,000 shares. Shares under the 2003 Plan that become eligible for awards under the 2006 Plan may not be granted again under the 2003 Plan.

During the year ended December 31, 2006, the Company granted 1,665,000 non-qualified stock options outside of the Plans with an exercise price ranging from $2.25 to $3.68 with vesting at various dates through 2008. These options were granted to members of the board of directors, officers, and employees of the Company. No options or stock grants were made under the 2006 Plan during the year ended December 31, 2006. The Company issued 60,000 of ISOs within the 2003 Plan with an exercise price of $2.10 with vesting at various dates through 2008. The fair value of each option is estimated on the issue date using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating the fair value: risk free interest of 5%; volatility of 101%; dividend rate of 0% and expected life of 2.4 years. The total value of options awarded during 2006 was calculated at $3,346,975. Expense was recorded of $2,325,500 for the options which vested in 2006.

During the year ended December 31, 2005, the Company granted 950,000 incentive stock options (enabling the option holders to purchase 950,000 shares of common stock) under the 2003 Plan with an exercise price of $0.72 and vesting at various dates through 2007 with expirations at various dates through 2012. These options were granted to officers and employees. The fair value of each option is estimated on the issue date using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value: risk free interest of 4%; volatility of 73%; dividend rate of 0%; and expected life of 2 years. The total value was calculated at $307,800. Expense was recorded of $113,400 for the ISOs, which vested in first quarter of 2005.

During the year ended December 31, 2004, the Company granted 1,485,000 non-qualified stock options outside of the 2003 Plan and 1,910,000 incentive stock options under the 2003 Plan with exercise prices ranging from $0.15 to $0.75 and expirations at various dates through 2011. These options were granted to officers, directors, and other related parties. The fair value of each option is estimated on the issue date using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value: risk free interest rate of 4%; volatility of 46%; dividend rate of 0%; and expected life of 2 years. The total value was calculated at $302,775. Expense was recorded of $19,350 for the ISOs, which vested in the first quarter of 2005. Expense was recorded for $11,750 for the ISOs, which vested in the third quarter of 2005.

The following is a summary of the Company’s stock option plans as of December 31, 2006:

	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans not approved by security holders	3,110,000	$1.58	n/a
Equity compensation plans approved by security holders:
2006 Plan	—	—	3,500,000	(1)
2003 Plan	540,000	0.59	360,000
Total	3,650,000	$1.44	3,860,000

(1)          The aggregate number of shares of common stock that may be issued pursuant to awards granted under the 2006 Equity Incentive Plan will not exceed 3,500,000 plus the number of shares that are ungranted and those that are subject to reversion under 2003 Stock Plan. Shares under the 2003 Plan that become eligible for awards under the 2006 Plan may not be granted again under the 2003 Plan.

The following is a summary of stock option activity in 2004, 2005 and 2006:

	Number of Shares Under Options	Weighted Average Exercise Price
Outstanding January 1, 2004	1,150,000	$0.11
Granted	3,395,000	0.38
Exercised	260,000	0.11
Forfeited	—	—
Expired	—	—
Outstanding at December 31, 2004	4,285,000	$0.33
Options exercisable at December 31, 2004	3,315,000
Weighted average fair value of options granted during 2004	$0.14
Outstanding January 1, 2005	4,285,000	$0.33
Granted	950,000	0.72
Exercised	1,215,000	0.25
Forfeited	—
Expired	—
Outstanding December 31, 2005	4,020,000	$0.43
Exercisable at December 31, 2005	3,030,000
Weighted Average Fair Value Granted During 2005	$0.32
Outstanding January 1, 2006	4,020,000	$0.43
Granted	1,725,000	3.01
Exercised	1,615,000	0.49
Forfeited	480,000
Expired	—
Outstanding December 31, 2006	3,650,000	$1.48
Exercisable at December 31, 2006	2,705,000
Weighted Average Fair Value Granted During 2006	$3.10
Fair Market Values & Number of Options	$2.53

NOTE 9—COMMON STOCK WARRANTS

During the year ended December 31, 2006, the Company granted 1,596,243 common stock warrants (in conjunction with the issuance of common stock) with an exercise price of $1.75, 85,275 of these warrants are attached to 170,550 shares of stock issued as fee for private placement number 4,  Also the Company granted 8,300,000 common stock warrants (in conjunction with the issuance of common stock) with an exercise price of $3.75; these common stock warrants expire at various dates through 2012.  The Company issued 75,000 warrants in exchange for services with a value of $56,778.  The fair value of the warrants were estimated using the Black-Scholes Option Price Calculation.

During the year ended December 31, 2005, the Company granted 2,998,932 common stock warrants (attached to common stock) with an exercise price of $1.00 per share and granted 210,000 common stock warrants with an exercise price of $1.75 per share and both having an expiration date of two years.  The fair value of each option is estimated using the Black-Scholes Option Price Calculation.  The following assumptions were made in estimating fair value: risk free interest of 4%; volatility of 73%; dividend rate of 0%; and expected life of two years.  The total value of these warrants was estimated at $758,148 and $64,767 respectively.

NOTE 10—INCOME TAXES

At December 31, 2006, 2005 and 2004 the Company had deferred tax assets principally arising from the net operating loss carry forwards for income tax purposes multiplied by an expected rate of 34%. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax assets, a valuation allowance equal to the deferred tax asset has be established at December 31, 2006, December 31, 2005, and December 31, 2004. The significant components of the deferred tax asset at December 31, 2006, 2005 and 2006 were as follows:

	December 31, 2006	December 31, 2005	December 31, 2004
Net operating loss carry forward	$8,425,000	$3,150,000	$1,030,000
Deferred tax asset	$2,865,000	$1,071,000	$305,000
Deferred tax asset valuation allowance	$(2,865,000)	$(1,071,000)	$(305,000)
Net deferred tax asset	$—	$—	$—

At December 31, 2006, 2005 and 2004 the Company had a net operating loss carry forwards of approximately $8,425,000, $3,150,000, and $1,030,000 respectively, which expire in the years 2022 through 2026. The change in the allowance account form December 31, 2005 to December 31, 2006 was $1,794,000 and the change between December 31, 2005 and December 31, 2004 was $766,000.

NOTE 11—COMMITMENTS AND CONTINGENCIES

In December 2006, the Company entered into a five year capital leases to for office equipment. The Company in December 2006 also entered into a note to purchase a 2007 1 ton pickup for $33,571 at an interest rate of 0.9% and with a term of three years. The table below shows these obligations over the next five years.

Year	Lease Payment	Interest on Leases	Note Payment	Note Interest
2006	$834	$193	—	—
2007	10,008	2,095	11,350	256
2008	10,008	1,670	11,350	156
2009	10,008	1,220	11,350	55
2010	10,008	744	—	—
2011	9,174	240	—	—
Total	$50,040	$6,163	$34,050	$468

Set forth below is a schedule of the Company’s contractual obligations for payments under the Mount Hope lease agreement:

Contractual Obligations for Future Payments under Mount Hope Lease

Date	Fixed Payment		Project Financing Received by Date Indicated	Project Financing Not Received and Deferral Elected
April 19, 2007	$125,000
October 19, 2007	$350,000
October 19, 2008			Greater of 3% of Construction Capital Cost Estimate or $2,500,000(1)(3)(4)	$350,000
October 19, 2009			Greater of 3% of Construction Capital Cost Estimate or $2,500,000(1)(3)(4)	$350,000
October 19, 2010			$2,500,000(3)	Greater of $2,500,000 or 3% of Construction Capital Cost Estimate(3)(4)
October 19, 2011			3% of Construction Capital Cost Estimate(3)(4)	Greater of (a) $2,500,000 or (b), if 3% of Construction Capital Cost Estimate is greater than $2,500,000, then 50% of the difference between 3% and $2,500,000(3)(4)
October 19, 2012			3% of Construction Capital Cost Estimate(3)(4)	Greater of (a) $2,500,000 or (b), if 3% of Construction Capital Cost Estimate is greater than $2,500,000, then 50% of the difference between 3% and $2,500,000(3)(4)
October 19, 2013 and each year thereafter(3)	$500,000	(3)

(1)           If Project Financing is not received by October 19, 2008, the Company may elect to defer this payment and proceed to make the payments under the column labeled “Project Financing Not Received and Deferral Elected.”  If prior to making all of the payments under the column “Project Financing Not Received and Deferral Elected” the Company obtains project financing, the Company would be required to make this payment and to pay $500,000 each year thereafter.

(2)           In addition to the payments above, the Company is required to pay to MHMI a production royalty after the commencement of Commercial Production of the greater of (i) $.20/lb of molybdenum metal (or the equivalent thereof if another Product is sold) sold from the property (not to exceed the amount of Net Returns we receive for those products) or (ii) 3% of the Net Returns, subject to certain adjustments as set forth in the lease.

(3)           To be offset from the production royalty described in (3) above. The Company may recover the aggregate of these payments by retaining 50% of each production royalty payment due to MHMI.

(4)           “Construction Capital Cost Estimate” means the Company’s projected costs plus 10% to put the Mount Hope property into commercial production.

Environmental Considerations:

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

NOTE 12—SUBSEQUENT EVENTS

On January 30, 2007, the Company purchased 100% of the Stock in Equatorial Mining North America, Inc. and its two subsidiaries, which owned a 12% net smelter returns royalty on the Hall-Tonopah property, from Equatorial Mining Pty. Limited. The consideration paid for the Equatorial acquisition was $4.85 million with an additional deferred payment of $6 million due upon commercial operation of the property. The acquisition included the royalty as well as $1.24 million in cash accounts and the assumption of all environmental liabilities on the reclaimed site.

On January 30, 2007 the Company entered into an employment contract with Bruce Hansen to become the Company’s new CEO. The base salary for Mr. Hansen is $350,000 per year. In addition, Mr. Hansen received a stock option to purchase 750,000 shares and 250,000 shares of restricted stock, He will also receive $1,000,000 in incentive pay if the goals set for Mr. Hansen are achieved.

On March 2, 2007, the Company purchased the Florence patented lode mining claim for $175,000 cash. This claim is adjacent to the Hall Tonopah property.

On March 23, 2007, the Company purchased certain patented lode mining claims referred to as the Liberty Claims on property adjacent to Hall Tonopah property for cash of $75,000 and 150,000 shares of restricted common stock.

The Company is engaged in negotiations to purchase additional land and water rights for its Mount Hope project. On March 8, 2007, we paid $200,000 as earnest money on one of the expected acquisitions.

ITEM 8.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A.        CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report on Form 10-KSB. Based on that evaluation, we made certain changes in our disclosure controls and procedures relating to our equity register and process for administration of our stock option plan and warrants. Upon implementation of these changes, our senior management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures will be effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

During the fourth quarter of 2006, we began a process to enhance our disclosure controls and procedures and our internal control over financial reporting.  This process included the hiring of outside financial consultants to help us evaluate the effectiveness of our controls and procedures as well as the retention of a new stock transfer agent. As a result of this process, we made changes during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. These changes included improvements to our processes for properly calculating and recording stock option and warrant exercises (and related compensation expense) and to help ensure that the related tax withholding obligations of the Company are satisfied.

The Company intends to continually review and evaluate the design and effectiveness of our disclosure controls and procedures as well as our internal control over financial reporting to improve our controls and procedures over time as the Company’s business transitions into mining operations and to correct any deficiencies that we may discover in the future. The Company anticipates that additional changes to our internal control and procedures will be made as we takes steps to become compliant with Section 404 of the Sarbanes-Oxley Act of 2002, which we anticipates will apply for our annual report for the year ended December 31, 2007.

Inherent Limitations on Effectiveness of Internal Controls

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud that could occur. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

ITEM 8B.       OTHER INFORMATION

None.

PART III

ITEM 9.                DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table provides the names, positions and ages of our directors and officers:

Name	Age	Position
Robert L. Russell	73	Executive Director and Chairman of the Board
Bruce D. Hansen	49	Chief Executive Officer and Director
John B. Benjamin (1)	77	Director
Gene W. Pierson (2)	69	Director
Norman A. Radford (1)(3)	74	Director
R. David Russell (2)	49	Director
Richard Nanna (3)	57	Director
R. Llee Chapman (1)(3)(4)	49	Director
Ricardo M. Campoy (1)(3)	56	Director
Robert L. Dumont	51	Vice President—Business Strategies and Investor Relations, Acting CFO
Michael K. Branstetter	53	Secretary, Treasurer and Legal Counsel

(1)          Member of Audit & Finance Committee.

(2)          Member of Nominating Committee.

(3)          Member of Compensation Committee.

(4)          Mr. Chapman has informed us that he will resign from the Board effective March 31, 2007.

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

Robert L. Russell, a professional engineer, has been a director of our company since 1967, and served as our President and Treasurer from 1979 to 1980, our President and Chief Executive Officer from 1984 to 2007, and has been our Chairman and Executive Director since 2007. Mr. Russell held positions with Exxon Minerals from 1976 to 1984 and Freeport-McMoRan Copper & Gold, Inc. where he served as Vice President of Mining from 1988 to 1995. Mr. Russell was Executive Vice President and General Manager of Freeport’s Indonesian operations, responsible for the overall operations, including 8,000 employees, and the construction of $1.5 billion of capital facilities. From 1995 to 1998, Mr. Russell was employed by Zambia Consolidated Copper Mines, most recently as General Manager of the Nchanga Division. In that position, Mr. Russell was responsible for all functions of two operating mines and several metallurgical facilities. Mr. Russell is a director of Mines Management, Inc.

Bruce D. Hansen has been our Chief Executive Officer and a director of our company since 2007. From September 2005 until he joined us in January 2007, Mr. Hansen served as Senior Vice President, Operations Services and Development at Newmont Mining Corporation. Prior to that, Mr. Hansen served as Senior Vice President and Chief Financial Officer at Newmont Mining Corporation from July 1999 to September 2005.

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

R. David Russell has been the President & CEO/director of the Canadian gold company Apollo Gold Corporation (“Apollo Gold”) since 2002, which is listed on the TSX and on AMEX and has been a director of our company since 2002. In 1999, Mr. Russell founded Nevoro Gold Corporation which was subsequently merged with Apollo Gold. From 1994 to 1999, Mr. Russell was Vice President and Chief Operating Officer for Getchell Gold Corporation (“Getchell”), a Nevada gold producer. Mr. Russell oversaw the Getchell open pit as well as the development of two underground mechanized gold mines and a complex pressure oxidation mill for gold ore processing. Prior to Getchell, Mr. Russell was General Manager, US operations, for LAC Minerals Ltd. and after their acquisition, Barrick Gold Corporation (collectively, “LAC/Barrick”). His responsibilities included operations at various mines in the western US including the Bullfrog mine in Nevada, the Richmond Hill Mine located near Lead, South Dakota, the Ortiz Project near Santa Fe, New Mexico, and the Coliseum reclamation project in California. Prior to LAC/Barrick, Mr. Russell was manager of underground mining for the Independence Mining Company Inc. in Nevada, project manager for Hecla Mining Company in Idaho, manager of the Lincoln Project in California for our company/Meridian Gold Inc. / US energy and mine manager for ASARCO LLC in Idaho and Colorado. Mr. Russell is a BS Mining Engineering graduate from Montana Tech. Mr. Russell is the son of our Executive Director and Chairman of the Board, Robert L Russell.

Richard F. Nanna has been a director of our company since 2003 and he is Vice President Exploration for Apollo Gold and has been a director of our company since 2003. Mr. Nanna is responsible for managing all aspects of exploration and geology for the two major operating gold mines of Apollo Gold as well as all exploration for new properties. Mr. Nanna was Vice President of Exploration in Nevada for Getchell from 1994 to 1999, where he was responsible for discovering over 18 million ounces of gold. This property is being further developed by Placer Dome Inc. Mr. Nanna attended the University of Akron from 1972 to 1978, where he received bachelor and masters of science degrees in geology. Mr. Nanna has been an instructor in undergraduate geological studies at that institution. Mr. Nanna is experienced in working with investment bankers and has experience in the areas of acquisition, valuation, and sales of mineral properties for the various companies for which he has worked.

R. Llee Chapman has been a director of our company since 2004 and he is a seasoned financial executive with 24 years of experience with some of the world’s largest natural resource and engineering companies and has been a director of our company since 2004. Mr. Chapman served as Vice President and Chief Financial Officer for Apollo Gold from 2002 until March 2005. Mr. Chapman is a certified public accountant licensed in two states, a former Elko County Commissioner and Chairman, and current President of the Northwest Mining Association. Mr. Chapman has been an independent mining consultant since March 2005 and is currently employed by Ascendant Copper Corporation.

Ricardo M. Campoy has been a director of our company since August 2006. Mr. Campoy has worked as an international natural resources banker for twenty-six years, having served in executive finance positions at various firms, including as Head of Mining & Metals of WestLB AG and as Member/Senior Advisor of McFarland Dewey & Co., LLC. Prior to Mr. Campoy’s work in finance, he was employed as a mining engineer. Mr. Campoy is currently in private practice as a financial and corporate advisor to the natural resources industry.

Robert L. Dumont is our Executive Vice President—Business Strategies and Development and acting Chief Financial Officer. From January 2005 until April 2006, he served as our Vice President of Business Development and acting Chief Financial Officer. Prior to joining our company, Mr. Dumont was the managing partner of Atmos Management Group which specializes in strategic and financial business management. From 1996 to 1998, Mr. Dumont was the managing partner of Dumont Partners, a private investment partnership, based in Greenwich, Connecticut. From 1992 to 1996, Mr. Dumont was an equity portfolio manager for Morgens, Waterfall, Vintiadis & Company, Inc., a private investment partnership, based in New York, New York. From 1988 to 1992, Mr. Dumont was head of strategic investments for Whitehead Associates, a private investment group focused on public and private investments, based in Greenwich, Connecticut. Prior to Whitehead Associates, Mr. Dumont was employed as senior equity portfolio manager for The Selzer Group, New York, New York, a merchant banking firm. Prior to The Selzer Group, Mr. Dumont was a mineral economics analyst for Chase Manhattan Bank, N.A., New York, New York. Mr. Dumont holds a bachelor of science degree in mining engineering from the University of Idaho and has completed post graduate studies in Accounting, Finance, and Economics.

Michael K. Branstetter has served as our Secretary and Treasurer since 1992, and acts as our corporate counsel. Mr. Branstetter is the principal of Hull & Branstetter Chartered, a law firm in Idaho.

Audit and Finance Committee

Our Audit and Finance Committee members are: R. Llee Chapman, Chairman, Norman A. Radford and John B. Benjamin, all being independent directors in accordance with the listing standards of the American Stock Exchange (“AMEX”). Mr. Chapman is deemed the committee’s financial expert.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors, and any person who beneficially owns more than 10% of our common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Executive officers, directors, and more than 10% shareholders are required by regulation to furnish us with copies of all Section 16(a) forms which they file. During 2006, certain of our directors and executive officers who own our stock filed Forms 3 or Forms 4 with the Securities and Exchange Commission. The information on these filings reflects the current ownership position of all such individuals. To the best of our knowledge, during 2006 all such filings by our officers and directors were made timely, except that due to an administrative error in each instance, Forms 4 were not filed in a timely manner for the following officers and directors: John B. Benjamin (one filing disclosing one transaction); R. Llee Chapman (two filings disclosing two transactions), Gene W. Pierson (one filing disclosing one transaction); Norman A. Radford (one filing disclosing one transaction); Robert Dumont (one filing disclosing two transactions); Richard F. Nanna (one filing disclosing one transaction); Robert David Russell (one filing disclosing two transactions); Robert L. Russell (one filing disclosing one transaction).

Code of Ethics

We have adopted a Code of Conduct and Ethics for our President and Chief Executive Officer and our senior financial officers. A copy of our Code of Conduct and Ethics can be obtained at no cost, by telephone at (509) 838-1213 or by mail at: Idaho General Mines, Inc., N. 10 Post Street, Suite 610, Spokane, Washington, 99201, attention: Investor Relations. We believe our Code of Conduct and Ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

ITEM 10.         EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Introduction

The Compensation Committee of the (the “Committee”) of our Board of Directors sets total compensation for our executive officers, including the Executive Director, the Chief Executive Officer, the Chief Financial Officer and the Executive Vice President of Business Strategies, Development and Investor Relations. These are our “Named Executive Officers” who are identified in the tables below.

We are in the early stages of exploring and developing molybdenum dominant projects, including the Mt. Hope and Hall-Tonopah molybdenum deposits in Nevada. We do not have any operations and have relatively few employees. Because of our size and early stage of development, the Committee does not have a broad-based, detailed executive compensation program. Instead, we have a simple executive compensation program that is intended to provide appropriate compensation for our executive officers. The program currently has only three major components: salary, annual bonus and equity-based incentives, such as stock options and restricted stock awards. The program’s overall objective is to enable us to obtain and retain the services of skilled executives. The compensation program seeks to enhance our value by aligning the financial interests of our executive officers with those of our shareholders. For example, our equity-based compensation program is designed to retain the individual executive officer and to align his long-term financial interests with those of our shareholders. We also have designed our compensation program to motivate and reward executives whose knowledge, skills and performance are critical to our success.

The compensation program reflects the fact that we operate with a small team of executives. Our executives are each charged with a variety of responsibilities that encompass both our strategic objectives and our day-to-day activities. Compensation depends to a significant extent on the achievement of annual and long-term performance goals.

The compensation packages for our executive officers are designed to promote teamwork as well as individual initiative and achievement. We have entered into employment agreements with each of our executive officers, which are described below. We believe that these employment agreements are necessary to grow the company and to increase our shareholder value. Each employment agreement sets the compensation for the individual executive officer. In establishing the agreement with each executive officer, the Committee takes into account many factors, including the individual’s prior business experience, historical compensation levels, work performance, and retention considerations and our business need for the executive’s skills. The Committee also considered input from third party compensation consultants, external market data, and the individual experience of the Committee members.

Elements of Compensation

Our compensation program has three principal elements: salary, annual bonus, and equity-based incentives. The remaining compensation, paid through employee benefits, is not significant in amount or as a percentage of any executive’s compensation. Each of these components is discussed further below.

Base Salary.   We recognize that paying a reasonable base salary is necessary in order for us to obtain and retain the services of skilled executives. We establish our executives’ salaries on consideration of the scope of their responsibilities, taking into account competitive market compensation for similar positions, seniority of the individual, and our ability to replace the individual, as well as the median of the range of salaries for executives in similar positions with similar responsibilities at comparable companies. Base salaries are reviewed annually by the Committee and our Board and may be adjusted pursuant to this annual review. An adjustment to a salary may be made, for example, to align that salary with market levels, taking into account the individual’s responsibilities, performance and experience. The salaries of our executive officers were well below the median through 2006, reflecting the underfunding of a startup company. However, salaries were adjusted in 2007 to reflect salaries paid to individuals in operating companies with similar positions and responsibilities.

Discretionary Performance Bonus.   Our Board has the authority to award discretionary bonuses to our executive officers based upon their performance and efforts. We believe it is reasonable and necessary to compensate our executive officers with bonus payments for achieving financial, operational and strategic goals. Bonus amounts are intended to reward both achievement of company goals and individual performance. Annual bonuses have traditionally been paid to executive officers to recognize specific accomplishments and overall performance.

Long-Term Equity Incentive Program.   We focus on creating long-term value for our shareholders by aligning the financial interests of our executive officers with those of our shareholders, since the price of our stock is the principal factor in shareholder value over time. We believe that stock-based incentives through stock options and restricted stock awards ensure that our executive officers have a continuing stake in our long-term success. We issue stock options to our executive officers under our2003 Stock Plan and 2006 Equity Incentive Plan and outside of any formal plan. Stock option awards are principally given at the start of employment with vesting complete by the end of the officer’s second anniversary of employment.

The Board adopted the 2003 Plan to give us greater ability to attract, retain, and motivate our officers and key employees and is intended to provide us with the ability to provide incentives that are more directly linked to the success of our business and increases in shareholder value. Our Board determined that options issuable pursuant to the 2003 Plan will be utilized solely for the purpose of granting incentive stock options, or ISOs, for employees. Subject to the terms and conditions of the 2003 Plan, the Committee determines the recipients, grant dates, the numbers and types of stock options to be granted and the terms and conditions of the stock options, including the option term, vesting schedule and exercise price.

Our 2006 Plan provides for the grant of ISOs, nonqualified stock options, restricted stock awards, restricted stock units and stock appreciation rights, which may be granted to our employees (including officers), directors and consultants, to retain the services of participants, to secure and retain the services of new members of this group and to provide incentives for such persons to exert maximum efforts for the success of the company. Each award is subject to an agreement between the company and the recipient of the grant reflecting the terms and conditions of the award. Subject to the terms of the 2006 Plan, the Committee determines recipients, grant dates, the numbers and types of stock awards to be granted and the terms and conditions of the stock awards, including the period of their exercisability and vesting. The Committee also determines the exercise price of options granted, the purchase price for restricted stock and restricted stock units, and, if applicable, the strike price for stock appreciation rights.

Employee Benefits.   Our executive officers participate in the same employee benefit programs (health and dental insurance) as other employees, and on the same basis with our other employees.

Timing of Compensation Decisions

Salary adjustments and bonus awards have typically been made at the Committee and Board meetings held in January. Adjustments to salary and bonus awards are based on the individual executive officer’s performance in the prior fiscal year and are awarded in January.

Individual Executive Officers

Each executive officer is considered individually in the compensation setting process. In setting cash compensation, the primary factors are the scope of the executive officer’s duties and responsibilities, the executive officer’s performance of those duties and responsibilities, the executive officer’s experience level and tenure with us, and a general evaluation of the competition in the market for skilled executives with the executive officer’s experience. Long-term equity incentives are focused largely on retention of our executive officers and matching the financial interests of our executive officers with those of our shareholders.

Summary Compensation Table

The following table sets forth, for the year ended December 31, 2006, compensation paid to our Chief Executive Officer, Chief Financial Officer and Executive Vice President of Business Development (collectively, the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)		Option Awards ($)	All Other Compensation ($)	Total ($)
Robert L. Russell,	2006	$220,750	$346,154	(4)	—		$81,020	—	$647,924
President and Chief Executive
Officer(1)
Henry A. Miller,	2006	$212,128	—		—		$817,507	—	$1,029,635
Senior Counsel and Chief
Financial Officer(2)
Robert L. Dumont,	2006	$166,000	$197,368	(4)	—	(4)	$43,754	—	$407,122
Executive Vice President of
Business Development, acting
Chief Financial Officer(3)

(1)             As of January 30, 2007, Mr. Russell no longer serves as President and Chief Executive Officer, but rather as Executive Director.

(2)             Mr. Miller served as Senior Counsel and Chief Financial Officer until December 13, 2006, and his employment terminated on January 30, 2007.

(3)             Mr. Dumont served as Executive Vice President of Business Develop during 2006, and additionally has served as V.P. of Finance and acting Chief Financial Officer from December 13, 2006.

(4)             Does not include payments and stock based awards made in 2007 for services rendered in 2006 because such payments were not awards under a non-equity incentive plan within the meaning of Item 402 of Regulation S-K.

Grant of Plan-Based Awards

The following table sets forth information concerning individual grants of plan-based awards made during the year ended December 31, 2006 to the Named Executive Officers.

GRANTS OF PLAN-BASED AWARDS

Name	Grant Date	All Other Stock Awards: Number of Shares or Stock or Units(1) (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards(2) ($ / Sh)	Closing Price on Grant Date ($ / Sh)	Grant Date Fair Value of Stock and Option Awards(3) ($)
Robert L. Russell,	04/05/2006	50,000		$2.80	$2.80	$81,020
President and Chief Executive
Officer(4)
Henry A. Miller,	04/21/2006	600,000		$3.32	$3.32	$817,507
Senior Counsel and Chief Financial
Officer(5)
Robert L. Dumont,	—	—
Executive Vice President of Business
Development, acting Chief Financial
Officer

(1)             Awards have been made under the Idaho General Mines, Inc. 2003 Stock Plan and outside of any plan.

(2)             Exercise or base price is determined by the closing market price of the stock on the day before the grant date.

(3)             The fair value is calculated using the Black Scholes value on the grant date.

(4)             Stock option was made to Mr. Russell in his capacity as a director, and vests immediately upon grant.

(5)             Stock option was granted at the start of employment, all of which vested upon his termination of employment on January 30, 2007.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning year-end number and value of unexercised options, stock that has not vested and equity incentive plan awards for each of the Named Executive Officers.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Option Exercise Price	Option Expiration	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested
Name	Exercisable	Unexercisable	($)	Date	(#)	($)
Robert L. Russell,	250,000	—	$0.15	03/16/2011
President and Chief Executive	50,000	—	$0.44	09/27/2009
Officer	20,000	—	$0.75	01/12/2009
	100,000	—	$0.75	11/11/2009
	50,000	—	$2.80	04/05/2011
Henry A. Miller,	200,000	200,000	$3.32	04/20/2011
Senior Counsel and Chief		200,000	$3.32	04/20/2012
Financial Officer(1)			$3.32	04/20/2013
Robert L. Dumont,		200,000	$0.72	01/01/2012
Executive Vice President of
Business Development, acting
Chief Financial Officer

(1)          All of the unexercisable options vested upon termination of Mr. Miller’s employment on January 30, 2007 and all of the options expire 90 days after such date.

Option Exercises and Stock Vested

The following table sets forth information concerning each exercise of stock options and stock vested for the year ended December 31, 2006 for each of the Named Executive Officers.

OPTION EXERCISES AND STOCK VESTED

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Robert L. Russell, President and Chief Executive Officer	—	—
Henry A. Miller, Senior Counsel and Chief Financial Officer	—	—
Robert L. Dumont, Executive Vice President of Business Development, acting Chief Financial Officer	450,000	$1,116,000

Potential Payments Upon Termination or Change-In-Control

Potential payments upon termination or change in control for Mr. Russell and Mr. Dumont are set forth in their respective employment agreements, described below. Mr. Miller’s employment terminated on January 30, 2007. Upon termination, Mr. Miller was paid two times his annual salary plus an amount to cover taxes, totaling $543,275.

In addition, in the event of a change in control as defined in the 2003 Option Plan and 2006 Equity Incentive Plan, all outstanding options and other awards under the 2006 Plan may be assumed, continued or substituted for by any surviving or acquiring entity. If the surviving or acquiring entity elects not to assume, continue or substitute for such awards, the vesting of such awards held by award holders whose service with us or any of our affiliates has not terminated will be accelerated and such awards will be fully vested and exercisable immediately prior to the consummation of such transaction, and the stock awards shall automatically terminate upon consummation of such transaction if not exercised prior to such event.

Employment Agreements

The following is a summary of the employment agreements that were in effect between us and each of the Named Executive Officers during the last fiscal year. In January 2007, we entered into amended and restated employment agreements with two of our Named Executive Officers and with Bruce D. Hansen who was elected as our Chief Executive Officer. These agreements are also summarized below.

Robert L. Russell

On March 31, 2005, we entered into an employment agreement with Robert L. Russell to serve as our President and Chief Executive Officer for a term of three years. The agreement provided that Mr. Russell would be paid a base salary of $180,000 per year, subject to annual increases at the discretion of the Board. In March 2006, Mr. Russell’s annual base salary was adjusted to $225,000 as a result of meeting corporate funding goals. In addition to base salary, Mr. Russell was eligible to receive a discretionary cash performance bonus in an amount, if any, as determined by the Board in its sole discretion. If a change of control occurred, Mr. Russell would have been entitled to a bonus of not less than 30% of his base salary and any unvested stock options or restricted stock would vest immediately. In addition, upon a change of control Mr. Russell would have been entitled to a stock appreciation award that is equal to the stake that he holds at the time of the change of control. Upon termination without cause, all unvested stock options would have vested immediately and Mr. Russell would have been entitled to thirty-six months’ salary and a bonus that is the greater of 100% of the target bonus for the year or any bonus earned for each year in the prior twenty-four month period.

On January 30, 2007, we entered into an amended and restated employment agreement with Mr. Russell, under which he serves as our Executive Director, for a term of two years, and continues to serve as the Chairman of the Board. Under this agreement, Mr. Russell is paid an annual base salary of $350,000, subject to annual review and adjustment by the Board. Mr. Russell is also eligible to receive a discretionary cash performance bonus in an amount, if any, as determined by the Board in its sole discretion. Pursuant to the employment agreement, any outstanding unvested stock options and awards held by Mr. Russell become fully vested at the end of the term of this agreement. If a change of control occurs, Mr. Russell will be entitled to three years of annual base salary and all unvested stock options and awards will become vested. In addition, upon contemplation of a change of control event, Mr. Russell will be entitled to receive a stock grant of 1,000,000 shares of common stock, issuable upon the closing of the change of control. If Mr. Russell terminates his employment for “Good Reason,” which  is defined as the good faith determination by Mr. Russell that he has been constructively discharged by the Company, which shall include, without limitation, relocation of the corporate headquarters or a decline in Mr. Russell’s health such that he cannot fulfill the services assigned to him under the agreement, Mr. Russell is entitled to his annual base salary and any declared bonus as of the date of termination, together with the compensation he would receive under a change of control (described above) and all unvested stock options and awards will vest immediately.

Henry A. Miller

On April 21, 2006, we entered into an employment agreement with Henry A. Miller to serve as our Chief Financial Officer, Executive Vice-President Finance and Senior Counsel. The agreement had a term of three years. The agreement provided that Mr. Miller was to be paid an annual base salary of $200,000. In addition, the agreement provided that Mr. Miller was eligible to receive a discretionary cash performance bonus in an amount, if any, as determined by the Board in its sole discretion. Under the agreement, Mr. Miller received a stock option grant of 600,000 shares that vested 1/3 upon grant, 1/3 after one year, and the final 1/3 after two years. Upon a change of control, any unvested stock options would vest immediately. In addition, upon a change of control Mr. Miller would have been entitled to a stock appreciation award that is equal to the stake that he holds at the time of the change of control. As stated above, Mr. Miller’s employment terminated on January 30, 2007, at which time Mr. Miller received two times his annual salary plus an amount to cover taxes, totaling $543,275. Mr. Miller’s stock options vested upon termination of employment, and will expire 90 days after such termination.

Robert L. Dumont

On March 31, 2005, we entered into an employment agreement with Robert L. Dumont to serve as our Executive Vice President of Business Development for a term of three years. Under the agreement, Mr. Dumont was paid an annual base salary of $120,000, subject to annual adjustment at the discretion of the Board. In addition, the agreement provided that Mr. Dumont was eligible to receive a discretionary cash performance bonus in an amount, if any, as determined by the Board in its sole discretion. If a change of control occurred, Mr. Dumont would have been entitled to a bonus of not less than 30% of his base salary and any unvested stock options or restricted stock would have vested immediately. Upon termination without cause, all unvested stock options would have vested immediately and Mr. Dumont would have been entitled to twenty-four months’ salary and a bonus that is the greater of 100% of the target bonus for the year or any bonus earned for each year in the prior twenty-four month period.

On January 30, 2007, we entered into an amended and restated employment agreement with Mr. Dumont to serve as our Vice President, Business Strategies, Development and Investor Relations, and acting Chief Financial Officer for a term of two years. Under this agreement, Mr. Dumont is paid an annual base salary of $205,000, subject to annual review and adjustment by the Board. Mr. Dumont is also eligible to receive a discretionary cash performance bonus in an amount, if any, as determined by the Board from time to time. Under the agreement, Mr. Dumont was granted a restricted stock award of 100,000 shares and he was also granted a restricted stock award of 150,000 shares, the vesting of which is tied to the completion of financings by the Company. Upon the completion of an equity or debt financing that raises capital to commence production at the Mt. Hope Mine or another mine, Mr. Dumont is entitled to a cash payment of $200,000 upon satisfactory completion of the financing. Pursuant to the employment agreement, any outstanding unvested stock options or awards held by Mr. Dumont become fully vested at the end of the term of this agreement. If a change of control occurs, Mr. Dumont will be entitled to two years of annual base salary and all unvested stock options and awards will accelerate as to vesting. In addition, upon contemplation of a change of control event, Mr. Dumont will be entitled to receive a stock grant of 250,000 shares of common stock, issuable upon the closing of the change of control. If Mr. Dumont terminates his employment for “Good Reason,” which is defined as the good faith determination by Mr. Dumont that he has been constructively discharged by the Company, which shall include, without limitation, relocation of the corporate headquarters or a decline in Mr. Dumont’s health such that he cannot fulfill the services assigned to him under the agreement, Mr. Dumont is entitled to his annual base salary and any declared bonus as of the date of termination, together with the compensation he would receive under a change of control (described above) and all unvested stock options, and awards will vest immediately.

Bruce D. Hansen

On January 30, 2007, we entered into an employment agreement with Bruce D. Hansen to serve as our Chief Executive Officer for a term of three years. Under this agreement, Mr. Hansen is paid an annual base salary of $350,000, subject to annual review and adjustment by the Board. Mr. Hansen is also eligible to receive a discretionary cash performance bonus in an amount, if any, as determined by the Board from time to time. In addition, Mr. Hansen is granted a stock option to purchase 750,000 shares of stock, of which 500,000 shares vested upon grant and 250,000 shares vest on the first anniversary of the grant. Mr. Hansen was also granted a restricted stock award of 250,000 shares, the vesting of which is tied to the completion of financings by the Company. Upon the completion of an equity or debt financing that raises capital to commence production at the Mt. Hope Mine, Mr. Hansen is entitled to a cash payment of $1,000,000 upon satisfactory completion of the financing. If a change of control occurs, Mr. Hansen will be entitled to three years of annual base salary and all unvested stock options and awards will accelerate as to vesting. If Mr. Hansen terminates his employment for “Good Reason,” which includes substantial diminution of Mr. Hansen’s duties, a direction to Mr. Hansen that would violate local, state or federal law, or a failure by the Company to pay Mr. Hansen’s base salary, Mr. Hansen is entitled to his annual base salary as of the date of termination, together with one year of his base salary.

Director Compensation

The following table sets forth information concerning compensation paid for the year ended December 31, 2006 to directors who were not employees. Mr. Russell, who is an employee, does not receive any separate cash compensation as a director. His compensation is fully reflected in the Summary Compensation Table and, as appropriate, in the other tables above.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
John B. Benjamin	$6,000	$81,020	—	$87,020
Ricardo M. Campoy	$4,000	$74,796	—	$78,796
R. Llee Chapman	$9,500	$81,020	—	$90,520
Richard F. Nanna	$7,750	$81,020	—	$88,770
Roy A Pickren, Jr.	$3,000	$74,796	—	$77,796
Gene W. Pierson	$6,000	$81,020	—	$87,020
Norman A. Radford	$6,000	$81,020	—	$87,020
R. David Russell	$6,500	$81,020	—	$87,520

ITEM 11.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

The table below sets forth certain information with respect to our equity compensation plans as of December 31, 2006:

	Number of securities to be issued upon exercise of outstanding options	Weighted average excise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans not approved by security holders	3,110,000	$1.58	n/a
Equity compensation plans approved by security holders:
2003 Stock Option Plan	540,000	$0.59	360,000
2006 Equity Incentive Plan	—	—	3,500,000	(1)
Total	3,650,000	$1.44	3,860,000

(1)          The aggregate number of shares of common stock that may be issued pursuant to awards granted under the 2006 Equity Incentive Plan will not exceed 3,500,000 plus the number of shares that are ungranted and those that are subject to reversion under 2003 Stock Plan. Shares under the 2003 Plan that become eligible for awards under the 2006 Plan may not be granted again under the 2003 Plan.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of February 28, 2007 regarding the ownership of our Common Stock by:

•       each person who is known by us to own more than 5% of our shares of common stock;

•       each of our named executive officers and directors; and

•       all of our executive officers and directors as a group.

The number of shares beneficially owned and the percentage of shares beneficially owned are based on 44,107,540 shares of common stock outstanding as of February 28, 2007.

For the purposes of the information provided below, beneficial ownership is determined in accordance with the rules of the SEC, and for each person includes shares that person has the right to acquire within 60 days following February 28, 2007 subject to options, warrants or similar instruments. Except as indicated in the footnotes to these tables, and as affected by applicable community property laws, all persons listed have sole voting and investment power for all shares shown as beneficially owned by them.

Name(1)	Number of Shares	Percent of Voting Stock
Robert L. Russell(2)	2,895,822	6.5%
John B. Benjamin(3)	343,000	*
Gene W. Pierson(4)	286,000	*
Norman A. Radford(5)	243,975	*
R. David Russell(6)	1,250,070	2.8%
Richard Nanna(7)	518,003	1.2%
Robert Llee Chapman(8)	394,000	*
Ricardo Campoy(9)	97,500	*
Robert L. Dumont(10)	1,458,652	3.3%
Bruce D. Hansen(11)	750,000	1.7%
CCM Master Qualified Fund, Ltd. Coghill Capital Management, LLC Clint D. Coghill(12)	12,518,300	25.9%
Directors and executive officers as a group (10 persons)(13)	8,237,022	17.4%

                 * Less than 1%.

       (1) The address for our directors and officers is 10 N. Post Street, Suite 610, Spokane, WA 99201.

       (2) Includes: (a) 690,000 share issuable upon the exercise of vested options, and (b) 479,343 shares indirectly held by Robert Russell. This does not include any shares  issuable to Robert Russell in the event of a change of control of the Company or upon other events pursuant to the terms of Mr. Russell’s employment agreement.

       (3) Includes 190,000 shares issuable upon the exercise of vested options and 15,000 shares issuable upon the exercise of a warrant.

       (4) Includes 220,000 shares issuable upon the exercise of vested options and 20,000 shares issuable upon the exercise of a warrant.

       (5) Includes 175,000 shares issuable upon the exercise of vested options.

       (6) Includes 290,000 shares issuable upon the exercise of vested options and 500,000 shares issuable upon the exercise of a warrant.

       (7) Includes 220,000 shares issuable upon the exercise of vested options.

       (8) Includes 190,000 shares issuable upon the exercise of vested options.

       (9) Includes 90,000 shares issuable upon the exercise of vested options.

(10) Includes (a) 200,000 shares issuable upon the exercise of vested options, (b) 400,000 shares issuable upon exercise of warrants, and (c) 250,000 in restricted stock grants. This does not include any shares issuable to Mr. Dumont in the event of a change of control of the Company or upon other events pursuant to the terms of Mr. Dumont’s employment agreement.

(11) Includes 500,000 shares issuable upon the exercise of vested options, and 250,000 shares in restricted stock grants.

(12) Based on a Schedule 13D filed with the SEC on October 31, 2006. Includes 4,250,000 shares issuable upon the exercise of a warrant. The address for these persons is 1 N. Wacker Dr. Ste. 4350, Chicago, IL 60606. Such persons disclaim beneficial ownership of the securities except to the extent of their pecuniary interest therein.

(13) Includes 2,785,000 shares issuable upon the exercise of vested options, 415,000 shares issuable upon the exercise of warrants and 500,000 shares in restricted stock grants.

ITEM 12.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Our Audit and Finance Committee reviews any transaction involving the Corporation and a related party at least once a year or upon any significant change in the transaction or relationship. For these purposes, a “related party transaction” includes any transaction required to be disclosed pursuant to Item 404 of Regulation S-K.

On August 16, 2006 the Company entered into an employment agreement effective August 14, 2006 with Andrew J. Russell, a son of the Company’s former President and CEO, for services as Senior Manager Permitting and Technical. Under this agreement, Andrew J. Russell is paid $150,000 per year and was granted a stock option to purchase 60,000 shares at $2.10 per share, the closing price of the Company’s stock on August 15, 2006.

ITEM 13.         EXHIBITS

Exhibit Number	Description of Exhibit
3.1(9)	Amended and Restated Articles of Incorporation adopted November 4, 2004 and Articles of Amendment to the Amended and Restated Articles of Incorporation dated November 15, 2004
3.2(10)	Amended and Restated Bylaws adopted January 30, 2007
4.1(9)	Shareholder Rights Agreement dated September 22, 2005
4.2(2)	First Amendment to Shareholders Rights Agreement dated February 14, 2006
4.3(11)	Second Amendment to Shareholders Rights Agreement dated September 8, 2006
4.4(12)	Third Amendment to Shareholders Rights Agreement dated November 10, 2006
4.5(2)	Form of Security Purchase Agreement in connection with the private placement completed February 15, 2006
4.6(2)	Form of Common Stock Purchase Warrant in connection with the private placement completed February 15, 2006
4.7(2)	Form of Common Stock Warrant Issued Pursuant to Placement Agent Agreement in connection with the private placement completed February 15, 2006
4.8(4)	Form of Subscription Agreement in connection with the private placement completed January 10, 2006
4.9(4)	Form of Subscription Agreement for Regulation S Offering in connection with the private placement completed January 10, 2006
4.10(4)	Form of Common Stock Purchase Warrant in connection with the private placement completed January 10, 2006
4.11(4)	Letter #1 to Investors regarding Registration Rights dated January 6, 2006 in connection with the private placement completed January 10, 2006
4.12(4)	Letter #2 to Investors regarding Registration Rights dated January 6, 2006 in connection with the private placement completed January 10, 2006
10.1(5)	Lease Agreement dated October 17, 2005 between Idaho General Mines, Inc. and Mount Hope Mines, Inc.
10.2(6)	Option to Lease dated November 12, 2004, between Idaho General Mines, Inc. and Mount Hope Mines, Inc.
10.3(6)	Margaret Purchase Agreement dated September 28, 2004, between Idaho General Mines, Inc. and Jane Ellen Leigh
10.4(9)

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

10.5(9)	Asset Purchase Agreement dated March 17, 2006 between Idaho General Mines, Inc. and High Desert Winds, LLC
10.6(7)	Amended and Restated Employment Agreement dated January 30, 2007 between Idaho General Mines, Inc. and Robert L. Russell
10.7(7)	Amended and Restated Employment Agreement dated January 30, 2007 between Idaho General Mines, Inc. and Robert L. Dumont
10.8(13)	Employment Agreement dated January 30, 2007 between Idaho General Mines, Inc. and Bruce D. Hansen
10.9(3)	2003 Stock Option Plan of Idaho General Mines, Inc.
10.10(3)	Form of Stock Option Agreement under 2003 Stock Option Plan of Idaho General Mines, Inc.

10.11(9)	Modification to Mount Hope Mines Lease Agreement dated January 26, 2006
10.12(8)	2006 Equity Incentive Plan of Idaho General Mines, Inc.
10.13(1)	Form of Stock Option Grant Notice and Agreement under 2006 Equity Incentive Plan of Idaho General Mines, Inc.
10.14(1)	Form of Restricted Stock Agreement under 2006 Equity Incentive Plan of Idaho General Mines, Inc.
10.15(14)	Form of Non-Employee Option Award Agreement
10.16(14)	Form of Employee Stock Option Agreement
10.17(1)	Stock Purchase Agreement dated December 11, 2006 between Idaho General Mines, Inc. and Equatorial Mining Limited
14.1(15)	Code of Conduct and Ethics of Idaho General Mines, Inc. adopted June 30, 2006
21.1(1)	Subsidiaries of Idaho General Mines, Inc.
23.1(1)	Consent of Williams & Webster, P.S.
31.1(1)	Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a)
31.2(1)	Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a)
32.1(1)	Certification of CEO pursuant to Section 1350
32.2(1)	Certification of CFO pursuant to Section 1350

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

(4)          Incorporated by reference to the Current Report on Form 8-K filed by Idaho General Mines, Inc. on January 17, 2006.

(5)          Incorporated by reference to the Current Report on Form 8-K filed by Idaho General Mines, Inc. on January 23, 2006.

(6)          Incorporated by reference to the Annual Report on Form 10-KSB filed by Idaho General Mines, Inc. on April 6, 2005.

(7)          Incorporated by reference to the Current Report on Form 8-K filed by Idaho General Mines, Inc. on April 25, 2005.

(8)          Incorporated by reference to the definitive Schedule 14A filed by Idaho General Mines, Inc. on November 8, 2006.

(9)          Incorporated by reference to the Form 10KSB filed by Idaho General Mines, Inc. on March 31, 2006.

(10) Incorporated by reference to the Form 8-K filed by Idaho General Mines, Inc. on February 5, 2007.

(11) Incorporated by reference to the Form 8-K filed by Idaho General Mines, Inc. on September 14, 2006.

(12) Incorporated by reference to the Form 8-K filed by Idaho General Mines, Inc. on November 14, 2006.

(13) Incorporated by reference to the Form 8-K filed by Idaho General Mines, Inc. on February 5, 2007.

(14) Incorporated by reference to the Form S-8 filed by Idaho General Mines, Inc. on January 12, 2007.

(15) Incorporated by reference to the Form 8-K filed by Idaho General Mines, Inc. on July 7, 2006.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by the Company’s principal accountant for the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2006, 2005 and 2004 were $27,500, $21,197 and $19,643, respectively.

Audit-Related Fees

There were no fees billed in the last three fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company’s financial statements except as set forth in the preceding paragraph.

Tax Fees

There were no fees billed in the last three fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning.

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

Apophyses	A small dike or sill injected from a larger intrusive body into adjacent rocks.
Aqua regia	A mixture of hydrochloric and nitric acids capable of dissolving many metals including gold.
Assay	An analysis to determine the proportions of metals or other valuable commodities in a sample.
Bedrock	Solid rock exposed at the surface of the Earth or overlain by unconsolidated material, weathered rock or soil.
Block model	Representation of a mineral deposit by a three dimensional array of blocks.
Chalcopyrite	A copper iron sulfide mineral.
Cm(s)	Centimeters.
Deposit	Natural occurrence of a useful mineral.
Diamond drilling	A type of rotary drilling in which bits containing diamonds are used as the rock-cutting tool and core is usually recovered.
Dike	A planar intrusion that cuts bedding or layering of the surrounding rocks.
FeMo	Ferromolybdenum.
g	Gram.
GPS	Global positioning system.
Grade	Relative quantity or the percentage of ore mineral or metal content in an ore body.
HDPE	High density polyethylene.
HQ	2.5 inches diameter drill core.
HQ core size	Drill core with a diameter of 2.5 inches.
km(s)	Kilometers.
K tonnes	A measure of weight equal to 1,000 tonnes.
km2	Square kilometers.
kwh	Kilowatt hours.
lb or lbs	Pounds.
Lithologic	Adjective from ‘lithology’—pertaining to rock.
M	Meter.

m3	Cubic meter.
Magmatic	Of, pertaining to, or derived from naturally occurring molten rock material.
Mill	Equipment used to grind crushed rock to the desired size for mineral extraction.
Mineralization	The presence of minerals of possible economic value—and also the process by which concentration of economic minerals occurs.
Mm	Millimeters.
Mo	Molybdenum.
MoS2	Molybdenite.
NQ	1.87 inches diameter drill core.
NQ size core	Drill core with a diameter of 1.87 inches.
Open pit	A large-scale hard-rock surface mine.
Ore	A mineral or aggregate of minerals which can be commercially mined at a profit.
Ounce or oz	Troy ounce (= 31.1035 grams).
Potassic Alteration	Rock characterized by potassium-feldspar minerals.
Pyrite	An iron sulfide mineral.
RC	Reverse circulation.
Rhyolite	Rhyolite is a type of lava.
SAG mill	Semi autogenous grinding mill.
Silicate	A compound whose crystal lattice contains the silicate tetrahedron.
Sill	An intrusion that is sheet-like and parallel to bedding or layering in the host rocks.
SX-EW	Solvent Extraction Electrowinning.
Tailings	The gangue and other refuse material resulting from the washing, concentration or treatment of ground ore.
Technical Report	“Mount Hope Project, Eureka, Nevada USA, Resource and Reserve Estimate Technical Report” dated December 19, 2005.
TMO	Technical grade molybdenum oxide.
Toll	Royalty on minerals.
Toll Roasting	Roasting third party molybdenum concentrates.
Ton	A measure of weight equal to 2,000 pounds.
Tonne	A measure of weight equal to 1,000 kilograms or 2,204.6 lbs.
Tuff	Rock formed from volcanic ash.
UTM	Universal Transverse Mercator—a commonly used map projection system.
Vein	A tabular deposit of minerals occupying a fracture, in which particles may grow away from the walls towards the middle.

SIGNATURES

In accordance with the requirements of the Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Spokane, Washington on March 30, 2007.

IDAHO GENERAL MINES, INC
By:	/s/ BRUCE D. HANSEN
Bruce D. Hansen
Chief Executive Officer
(Principal Executive Officer)

In accordance with the requirements of the Section 13 or 15(d) of the Exchange Act, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities on March 30, 2007.

/s/ BRUCE D. HANSEN	Chief Executive Officer and Director
Bruce D. Hansen	(Principal Executive Officer)
/s/ ROBERT L. DUMONT	Executive Vice President of Business Development,
Robert L. Dumont	acting Chief Financial Officer
(Principal Financial and Accounting Officer)
/s/ ROBERT L. RUSSELL	Executive Director and Chairman of the Board
Robert L. Russell
/s/ JOHN B BENJAMIN	Director
John B Benjamin
/s/ GENE W. PIERSON	Director
Gene W. Pierson
/s/ NORMAN A. RADFORD	Director
Norman A. Radford
/s/ R. DAVID RUSSELL	Director
R. David Russell
/s/ RICHARD NANNA	Director
Richard Nanna
/s/ ROBERT L. CHAPMAN	Director
Robert L. Chapman
/s/ RICARDO M. CAMPOY	Director
Ricardo M. Campoy