Form 10QSB
period 2007-03-31
IDAHO GENERAL MINES INC
filed 2007-05-17
CIK 1275229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

The number of shares outstanding of registrant’s common stock as of May 10, 2007 was 54,363,631.

Transitional Small Business Disclosure Format (check one): YES ☐ NO ☒

IDAHO GENERAL MINES, INC.
(AN EXPLORATION STAGE COMPANY)

Consolidated BALANCE SHEETS

	March 31, 2007	December 31 2006
	Unaudited
ASSETS:
CURRENT ASSETS
Cash and cash equivalents	$24,022,646	$17,882,543
Other Receivables	1,794	—
Deposits	309,804	146,563
Prepaid expense	28,739	46,223
Total Current Assets	24,362,983	18,075,329
PROPERTY AND EQUIPMENT, net	534,543	430,638
RECLAMATION BOND	490,514	—
LAND AND MINING CLAIMS	12,610,976	7,884,821
TOTAL ASSETS	$37,999,016	$26,390,788

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$2,171,135	$951,474
Provision for post closure monitoring costs	211,965	—
Current portion of long term debt	28,875	19,006
Total Current Liabilities	2,411,975	970,480
Provision for post closure monitoring cost, net of current portion	502,169	—
Long term debt, net of current portion	73,292	57,800
Total Liabilities	2,987,436	1,028,280
STOCKHOLDERS’ EQUITY
Preferred stock, Series A, $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized, 44,205,545 and 43,397,540 shares issued and outstanding, respectively	44,205	43,398
Additional paid-in capital	49,675,443	45,221,314
Common stock issuable	14,340,878	—
Accumulated deficit before exploration stage	(212,576)	(212,576)
Accumulated deficit during exploration stage	(28,836,370)	(19,689,628)
Total Stockholders’ Equity	35,011,580	25,362,508
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$37,999,016	$26,390,788

The accompanying condensed notes are an integral part of these financial statements.

IDAHO GENERAL MINES, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		January 1, 2002 Inception of Exploration Stage) to
	March 31, 2007	March 31, 2006	March 31, 2007
	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$—	$—	$—

OPERATING EXPENSES:
Property research, exploration and development	3,911,809	1,145,228	13,926,119
General and administrative expense	5,402,506	1,068,795	15,757,306
Realized loss on marketable securities	—	—	320,900
TOTAL OPERATING EXPENSES	9,314,315	2,214,023	30,004,325

LOSS FROM OPERATIONS	(9,314,315)	(2,214,023)	(30,004,325)

OTHER INCOME
Interest and dividend income	167,574	143,606	1,103,104
Realized gain on marketable securities	—	—	5,089
Income from timber sales	—	—	59,764
TOTAL OTHER INCOME	167,574	143,606	1,167,957

LOSS BEFORE TAXES	(9,146,741)	(2,070,417)	(28,836,368)

INCOME TAXES	—	—	—

NET LOSS	$(9,146,741)	$(2,070,417))	$(28,836,368)

BASIC AND DILUTED NET LOSS PER SHARE OF COMMON STOCK	$(0.21)	$(0.07)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	43,746,089	30,910,187

The accompanying condensed notes are an integral part of these interim financial statements.

IDAHO GENERAL MINES, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006	1-Jan-02 (Inception of Exploration Stage to March 31, 2007
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,146,741)	$(2,070,417)	$(28,836,368)
Adjustments to reconcile net loss to net cash used by operating activities:
Services and expenses paid with common stock	303,750	307,855	1,753,890
Depreciation and amortization	32,840	4,987	105,862
Gain on sale of investments	—	—	(9,245)
Unrealized loss on securities	—	—	4,157
Adjustment to equity	—	—	(7,684)
Realized loss on impairment of securities	—	—	320,900
Equity compensation management and directors	3,204,650	116,550	6,125,729
Decrease (increase) in employee advances	—	9,000	—
Decrease (increase) in prepaid expenses and deposits	(145,757)	31,571	(368,057)
Decrease (increase) in accounts payable and accrued expenses	1,165,837	(510,533)	2,146,825
Net cash used by operating activities	(4,585,421)	(2,110,987)	(18,763,991)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for the purchase of equipment	(103,528)	(39,142)	(481,535)
Purchase of securities	—	—	(457,887)
Cash provided from the purchase of mining property, claims	1,278,593	—	1,278,593
Purchase of mining property, claims, options	(5,338,592)	(4,459,827)	(12,805,010)
Payments on capital leases	(6,221)	—	(6,221)
Cash provided by sale of marketable securities	—	—	246,840
Net cash provided (used) by investing activities	(4,169,748)	(4,498,969)	(12,225,220)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received for common stock issuable	14,340,878	—	14,340,878
Proceeds from issuance of stock	554,394	32,214,149	40,624,766
Net cash provided by financing activities:	14,895,272	32,214,149	54,965,644

Net increase (decrease) in cash and cash equivalents	6,140,103	25,604,193	23,976,433
Cash and cash equivalents, beginning of period	17,882,543	256,773	46,213
Cash and cash equivalents, end of period	$24,022,646	$25,860,966	$24,022,646

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid	$—	$—	$—
Interest paid	$—	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for equipment	$—	$10,800	$10,800
Common stock and warrants issued for property	$420,000	$—	$795,000
Reclamation bond acquired from Equatorial	$490,514	$—	$490,514
Post closure monitoring cost acquired from Equatorial	$750,892	$—	$750,892
Accounts payable and accrued expenses acquired from Equatorial	$53,824	$—	$53,824

The accompanying condensed notes are an integral part of these interim financial statements.

IDAHO GENERAL MINES, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

NOTE 1—DESCRIPTION OF BUSINESS

Idaho General Mines, Inc. (“the Company” or “IGMI”) is an Idaho corporation originally incorporated as General Mines Corporation on November 23, 1925. In 1966, the Company amended its articles of incorporation to change its name to Idaho General Petroleum and Mines Corporation, and amended its articles again in 1967 changing its name to Idaho General Mines, Inc. The Company’s historic activities have principally consisted of the exploration for nonferrous and precious metals in and around Shoshone County, Idaho. The Company entered a new exploration stage in early January 2002 when it shifted its focus to minerals exploration. In May 2004, the Company began a search for substantive mineral properties with a focus on metals such as copper, zinc, silver, gold and specialty metals. IGMI entered into an option to lease the Mount Hope molybdenum property located in Nevada in November 2004 and exercised that option in October 2005 after several phases of feasibility studies and project design studies which indicated the attractiveness of the project. IGMI similarly optioned the Hall Tonopah molybdenum-copper property, also in Nevada, in 2005 and exercised that option to purchase the Hall Tonopah property in March 2006 with the intent of assessing economic feasibility by exploring and assessing the property’s potential. Accordingly, IGMI has assumed the role of exploring, and as warranted, developing major mineral deposits which are at a relatively advanced stage and are worthy of economic consideration. IGMI has obtained a portion of the funding to carry out the above objectives and plans to carry such projects forward to production as indicated and as future success in raising of capital allows.

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

Accounting Pronouncements—Recent

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159. “The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long term measurement objective for accounting for financial instruments. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. Management has not determined the effect that adopting this statement would have on the Company’s financial condition or results of operation.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statement No. 87,88,106, and 132(R)”. This statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not for profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position, with limited exceptions. The adoption of this statement had no immediate material effect on the Company’s financial condition or results of operations.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosure about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. This statement does not require any new fair value measurements, but for some entities, the application of this statement may change current practice. The adoption of this statement had no immediate material effect on the Company’s financial condition or results of operations.

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

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140”. This statement established the accounting for certain derivatives embedded in other instruments. It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold under SFAS No. 140. This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement. SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management does not expect the adoption of this statement to have a material impact on its financial position or results of operations.

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

SFAS No. 143 applies to legal obligations associated with the retirement of a tangible long-lived asset, and states that an entity shall recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. The term conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Thus, the timing and/or method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The Company has adopted this statement which currently impacts these financial statements because of the related liability assumed in connection with the Company’s acquisition of Equatorial Mining North America, Inc. See Note 11.

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

Fair Value of Financial Instruments

The Company’s financial instruments as defined by Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” include cash, accounts payable and accrued liabilities. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2007 and December 31, 2006.

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

Estimates of such liabilities are based upon currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of inflation and other societal and economic factors, and include estimates of associated legal costs. These amounts also reflect prior experience in remediating contaminated sites, other companies’ clean-up experience and data released by The Environmental Protection Agency or other organizations. Such estimates are by their nature imprecise and can be expected to be revised over time because of changes in government regulations, operations, technology and inflation. Recoveries are evaluated separately from the liability and, when recovery is assured, the Company records and reports an asset separately from the associated liability. At March 31, 2007 and December 31, 2006, the Company had accrued liabilities for compliance with environmental regulations of $714,134 and $0 respectively.

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

On January 30, 2007, the Company completed its previously announced acquisition of all of the issued and outstanding shares of Equatorial Mining North America, Inc., a Delaware corporation (“Equatorial”). Upon its acquisition, Equatorial was consolidated as a subsidiary of the Company.

In November 2006, the Company acquired 150,000 shares of common stock at $2.00 per share of Atlas Precious Metals, Inc. in connection with a property acquisition. Because the shares are not readily marketable and relate to a privately held entity, the Company has elected to record its interest at a fair value of zero for financial reporting purposes.

At March 31, 2007 and December 31, 2006 the Company had no marketable securities, apart from the aforementioned Atlas Precious Metals, Inc. stock.

NOTE 4—LAND, MINING CLAIMS, PROPERTY, AND EQUIPMENT

During the three months ended March 31, 2007 the Company purchased vehicles for $34,206, field equipment for $45,173, and office and computers and related equipment for $57,366. The vehicles, equipment and computers will be depreciated over useful lives of three to seven years using straight line depreciation. Depreciation expense for the three months ended March 31, 2007 is $32,840.

During the year ended December 31, 2006 the Company purchased vehicles for $164,575, field equipment for $10,116, and office and computers and related equipment and improvements for $260,194. The vehicles, equipment and computers will be depreciated over useful lives of three to seven years using straight line depreciation. Depreciation expense for the year ended December 31, 2006 is $57,578.

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

Pursuant to the terms of the lease, the underlying total royalty on production payable to Mt. Hope Mines, Inc., less certain deductions, is 3 percent for a molybdenum price up to $12 per pound, 4 percent for a molybdenum price up to $15 per pound, and 5 percent for a molybdenum price above $15 per pound. IGMI is subject to certain periodic payments totaling $1,550,000 to be paid as per schedule between January 2006 and October 2010. IGMI has a best efforts obligation, by the third anniversary of the lease, to pay Mt. Hope Mines, Inc. a recoverable periodic payment (advance royalty) of 3 percent of the estimated capital cost of the project. This obligation to pay 3 percent of the construction capital is subject to certain extension provisions through October 2013. Minimum royalty payment after the mine commences operations is $0.27 a pound of molybdenum if produced or $500,000 per year if the plant is idle. Additionally, IGMI is obligated to pay Exxon Mineral Company a one percent net smelter royalty on all production

During the year ended December 31, 2005 the Company entered into an option agreement with High Desert Winds LLC (“High Desert”) for High Desert’s approximately ten square mile property in Nye

County, Nevada, including water rights, mineral and surface rights, buildings and certain equipment (the “Hall Tonopah Property”). Pursuant to the terms of this agreement, the Company was granted a nine-month option to purchase the Hall Tonopah Property. The Company extended the option agreement with High Desert with payments of $75,000 in June 2005 and $100,000 in August 2005. The option to purchase the Hall Tonopah Property was subsequently extended to March 17, 2006 with an $80,000 payment on January 17, 2006. On March 17, 2006, the Company entered into a purchase agreement with High Desert whereby it purchased a substantial portion of the Hall Tonopah Property. At closing, the Company paid High Desert a cash payment of approximately $4.5 million for the portion of the Hall Tonopah Property that it purchased and made a deferred payment of $989,789 in November of 2006 for the purchase of the remaining portion of this property for the total purchase price of $5,449,616 including $32,698 in buildings and equipment at the Hall Tonopah site. The primary purpose of the Hall Tonopah purchase was to further the Company’s strategy of exploring and developing potential molybdenum properties. The buildings and improvements to the property were valued at $32,698 based on a previous recent transaction at the property, and the remaining amount was allocated to the land.  At December 31, 2006 the Hall Tonopah property was subject to a 12 percent royalty payable with respect to the net revenues generated from molybdenum or copper minerals removed from the properties purchased.

On January 30, 2007, the Company completed the acquisition of all of the issued and outstanding shares of Equatorial Mining North America, Inc., a Delaware corporation (“Equatorial”), from Equatorial Mining Limited (“Equatorial Mining Limited”).  Equatorial holds the 12 percent net smelter royalty interest in the mineral rights of the Hall Tonopah property and as a result of this purchase, the Company now owns the Hall-Tonopah property and all associated mineral rights without future royalty obligations.  As set forth in the Purchase Agreement, the Company paid to Equatorial Mining Limited approximately $4.9 million in cash at closing. At first commercial production of the property, the Company has agreed to pay an additional $6.0 million. Because the Company cannot determine beyond a reasonable doubt that the mine will attain commercial production the Company has chosen not to recognize the $6.0 million liability in its financial statements.  By purchasing Equatorial, the Company also assumed an approximate $460,000 cash reclamation bond which will continue to be held by the Nevada Department of Environmental Protection and the Bureau of Land Management and acquired cash of approximately $1.3 million.

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

In November 2006, the Company purchased from Atlas Precious Metals, Inc. patented millsite claims for $32,090, water rights for $42,787, fee land in Eureka, Nevada for $26,740 with improvements of $5,350 and 150,000 shares of Atlas Precious Metals, Inc. restricted common stock valued at $2.00 per share plus closing costs at $320,900. This investment was written off and recorded at a fair value of zero for financial reporting purposes. The total capitalized value related to water rights, millsite and fee land is $106,967. The primary purpose of this purchase was to acquire the water rights of 1,448 acre feet for the Mount Hope operation.

On March 2, 2007, the Company purchased the Florence patented lode mining claim for $175,000 cash. This claim is adjacent to the Hall Tonopah property and is included in the total Hall Tonopah Property amount.

On March 23, 2007, the Company completed the  purchase of certain patented lode mining claims referred to as the Liberty Claims on property adjacent to Hall Tonopah property for cash of $75,000 and 150,000 shares of restricted common stock valued at $420,000.

The Company’s mining claims and land purchased prior to 2006 consist in part of (a) approximately 107 acres of fee simple land in the Pine Creek area of Shoshone County, Idaho, (b) six patented mining claims known as Chicago-London group, located near the town of Murray in Shoshone County, Idaho, (c) 265 acres of private land with three unpatented claims in Josephine County, Oregon, known as the Turner Gold project.

Capital assets are recorded at cost. Depreciation is calculated using the straight-line method over three to twenty years. The following is a summary of property, equipment, and accumulated depreciation at March 31, 2007 and December 31, 2006:

			Net Book	Net Book
		Accumulated	Value at	Value at
	Cost	Depreciation	Mar. 31, 2007	Dec. 31, 2006
Depreciable Capital Assets:
Field Equipment	$60,717	$5,280	$55,437	$13,525
Vehicles	220,157	43,640	176,517	153,621
Office Furniture	45,511	10,493	35,018	23,734
Computer Equipment	247,862	39,557	208,305	185,487
Leasehold Improvements	28,110	3,238	24,872	18,993
Imp. to Fee Land in Eureka	5,350	112	5,238	5,305
Bldg & Equip Hall Tonopah	32,698	3,542	29,156	29,973
Total Depreciable Assets	640,405	105,862	534,543	430,638
Non Depreciable Capital Assets:
Pine Creek Land	1,450	—	1,450	1,450
Chicago-London Group	80,001	—	80,001	80,001
Liberty Claims	495,000	—	495,000	—
Turner Gold Land	415,462	—	415,462	415,462
Hall Tonopah Property	9,648,073	—	9,648,073	5,416,918
Fee Land Eureka, Nevada	26,740	—	26,740	26,740
Atlas Water Rights & Millsite Claims	74,877	—	74,877	74,877
Gale Ranch & Water Rights	1,869,373	—	1,869,373	1,869,373
Total Non Depreciable Assets	12,610,976	—	12,610,976	7,884,821
Total Capital Assets	$13,251,381	$105,862	$13,145,519	$8,315,459

NOTE 5—RELATED PARTY TRANSACTIONS

On January 30, 2007 the Company entered into an employment agreement with a son of the Company’s Chairman for services as Director of Projects and Operations. Under this agreement, the Company granted a stock option to purchase 140,000 shares at $2.78 per share, the closing price of the Company’s stock on January 30, 2007.

Additional related party transactions are included as part of Note 8.

NOTE 6—COMMON STOCK

The Company issued 30,000 shares of stock for an option exercised in 2006.  Warrants and options in the amount of 479,053 and 100,000 were exercised for cash in the amount of $524,394 and $30,000 respectively, less brokerage fees of $30,592 on the warrants.  The Company issued 150,000 shares of restricted common stock in the completion of the Liberty Claims purchase in the amount of $420,000 and issued 75,000 shares of restricted common stock in exchange for services valued at $303,750.  The Company issued 500,000 shares of restricted stock to officers of the Company.  During the first three months of 2007, shareholders returned to the Company 38,998 shares of common stock due to a stock option exercise pricing error in 2006.  At the end of March, the Company was in the process of a private placement offering and had received $14,000,000 in exchange for 4,117,647 common shares.  This transaction has been classified as common stock issuable on the Company’s financial statements.

During the year ended December 31, 2006, the Company had conducted two private placements of stock. In these private placements, the Company issued 18,021,936 shares of common stock with warrants for cash of $33,324,130 less placement agent and finder’s fees of $2,513,383 and issued 170,550 shares of common stock for finder’s fees valued at $187,605. The Company issued 1,482,147 shares of common stock for the cashless exercise of warrants and 1,008,837 shares of common stock for the cashless exercise of stock options. Warrants and options in the amount of 5,090,833 and 340,000 were exercised for cash in the amount of $4,109,833 and $57,427 respectively, less combined brokerage fees of $230,684. The Company issued 50,000 shares of common stock for services valued at $120,250.

During 2004, the board of directors and shareholders adopted amended and restated articles of incorporation, which authorized the Company’s issuance of 200,000,000 shares of common stock with a $0.001 par value. Prior to 2004, the Company was authorized to issue 25,000,000 shares of common stock with a par value of $0.10.

The Company is authorized to issue 200,000,000 shares of common stock. All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

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

NOTE 8—STOCK BASED COMPENSATION

Stock Options

During the three months ending March 31, 2007 the Company issued 1,120,000 options within the 2006 Plan with an exercise price ranging from $2.41 to $2.78 with vesting at various dates through 2009.  These options were granted to members of the board of directors, officers, employees and consultants of the Company.    The fair value of each option is estimated on the issue date using the Black-Scholes Option Price Calculation.  The following assumptions were made in estimating the fair value: risk free interest of 4.58% to 4.94%; volatility of ..9142 to .9228; dividend rate of 0%; and expected life of 2.0 years.   The total value of options awarded during the first three months of 2007 was calculated at $1,606,619. Expense was recorded of $1,814,650 for the options which vested in 2007.

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

Under the 2006 Plan, the board of directors is authorized to grant incentive stock options (“ISOs”) to employees (pursuant to Internal Revenue Code 422), non-statutory stock options, restricted stock awards, restricted stock units and stock appreciation rights. The aggregate number of shares of common stock that may be issued pursuant to awards granted under the 2006 Plan will not exceed 3,500,000 plus the number of shares that are ungranted and those that are subject to reversion under the 2003 Plan. As of March 31, 2007, the maximum number of shares available for issuance under the 2003 Plan was 360,000 shares.

Shares under the 2003 Plan that become eligible for awards under the 2006 Plan may not be granted again under the 2003 Plan.

During the year ended December 31, 2006, the Company granted 1,665,000 non-qualified stock options outside of the Plans prior to our AMEX listing with an exercise price ranging from $2.25 to $3.68 with vesting at various dates through 2008. These options were granted to members of the board of directors, officers, and employees of the Company. No options or stock grants were made under the 2006 Plan during the year ended December 31, 2006. The Company issued 60,000 of ISOs within the 2003 Plan with an exercise price of $2.10 with vesting at various dates through 2008. The fair value of each option is estimated on the issue date using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating the fair value: risk free interest of 5%; volatility of 101%; dividend rate of 0% and expected life of 2.4 years. The total value of options awarded during 2006 was calculated at $3,346,975. Expense was recorded of $2,325,500 for the options which vested in 2006.

Restricted Stock

During the three months ending March 31, 2007 the Company issued 500,000 shares of restricted stock to officers of the Company that will vest based on certain performance based milestones established for each officer.  The total value of restricted stock awarded and expensed during the first three months of 2007 was calculated at $1,390,000.

The following is a summary of the Company’s stock option plans as of March 31, 2007:

	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans not approved by security holders	2,863,333	$1.66	n/a
Equity compensation plans approved by security holders:
2006 Plan	1,120,000	$2.77	1,880,000	(1)
2003 Plan	540,000	0.59	360,000
Total	4,523,333	$1.81	2,240,000

(1)           The aggregate number of shares of common stock that may be issued pursuant to awards granted under the 2006 Equity Incentive Plan will not exceed 3,500,000 plus the number of shares that are ungranted and those that are subject to reversion under 2003 Stock Plan. Shares under the 2003 Plan that becomes eligible for awards under the 2006 Plan may not be granted again under the 2003 Plan.

The following is a summary of stock option activity in 2006 and 2007:

	Number of Shares Under Options	Weighted Average Exercise Price
Outstanding January 1, 2006	4,020,000	$0.43
Granted	1,725,000	3.01
Exercised	1,615,000	0.49
Forfeited	480,000	—
Expired	—	—
Outstanding at December 31, 2006	3,650,000	$1.48
Options exercisable at December 31, 2006	2,705,000
Weighted average fair value of options granted during 2006	$3.10
Outstanding January 1, 2007	3,650,000	$1.48
Granted	1,120,000	2.77
Exercised	130,000	0.26
Forfeited	116,667
Expired	—
Outstanding March 31, 2007	4,523,333	$1.81
Exercisable at March 31, 2007	3,941,666
Weighted Average Fair Value Granted During 2007	$1.43

NOTE 9—COMMON STOCK WARRANTS

At the end of March, 2007 the Company was in the process of a private placement offering and had received $14,000,000 in exchange for 4,117,647 common shares with 2,058,824 warrants attached.

During the year ended December 31, 2006, the Company granted 1,596,243 common stock warrants (in conjunction with the issuance of common stock) with an exercise price of $1.75, 85,275 of these warrants are attached to 170,550 shares of stock issued as fee for a private placement.  Also the Company granted 8,300,000 common stock warrants (in conjunction with the issuance of common stock) with an exercise price of $3.75; these common stock warrants expire at various dates through 2012.  The Company issued 75,000 warrants in exchange for services with a value of $56,778.  The fair value of the warrants were estimated using the Black-Scholes Price Calculation.

NOTE 10—INCOME TAXES

At March 31, 2007 and December 31, 2006 the Company had deferred tax assets principally arising from the net operating loss carry forwards for income tax purposes multiplied by an expected rate of 34%. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax assets, a valuation allowance equal to the deferred tax asset has been established at March 31, 2007 and December 31, 2006. The significant components of the deferred tax asset at March 31, 2007 and December 31, 2006 were as follows:

	March 31, 2007	December 31, 2006
Net operating loss carry forward	$11,420,000	$8,425,000
Deferred tax asset	$3,875,000	$2,865,000
Deferred tax asset valuation allowance	$(3,875,000)	$(2,865,000)
Net deferred tax asset	$—	$—

At March 31, 2007 and December 31, 2006 the Company had a net operating loss carry forward of approximately $11,420,000 and $8,425,000 respectively, which expire in the years 2022 through 2027. The change in the allowance account from December 31, 2006 to March 31, 2007 was $1,010,000.

NOTE 11—COMMITMENTS AND CONTINGENCIES

In January 2007, the Company entered into a note to purchase a 2007 1 ton pickup for $30,451 at an implied interest rate of 7.2% and with a term of three years.

In December 2006, the Company entered into two five year capital leases for office equipment. The Company in December 2006 also entered into a note to purchase a 2007 1 ton pickup for $33,571 at an interest rate of 0.9% and with a term of three years. The table below shows these obligations over the next five years.

Year	Lease Payment	Interest on Leases	Note Payment	Note Interest
2007 (Remaining portion)	$7,731	$1,607	$16,997	$1582
2008	10,308	1,751	22,667	1404
2009	10,308	1,280	22,667	551
2010	10,308	780	943	6
2011	9,449	251	—	—
Total	$48,104	$5,669	$63,274	$3,543

Set forth below is a schedule of the Company’s contractual obligations for payments under the Mount Hope lease agreement:

Contractual Obligations for Future Payments under Mount Hope Lease

			Project Financing Received	Project Financing Not Received
Date	Fixed Payment		by Date Indicated	and Deferral Elected
April 19, 2007	$125,000

October 19, 2007	$350,000

October 19, 2008			Greater of 3% of Construction Capital Cost Estimate or $2,500,000(1)(3)(4)	$350,000

October 19, 2009			Greater of 3% of Construction Capital Cost Estimate or $2,500,000(1)(3)(4)	$350,000

October 19, 2010			$2,500,000(3)	Greater of $2,500,000 or 3% of Construction Capital Cost Estimate(3)(4)

October 19, 2011			3% of Construction Capital Cost Estimate(3)(4)	Greater of (a) $2,500,000 or (b), if 3% of Construction Capital Cost Estimate is greater than $2,500,000, then 50% of the difference between 3% and $2,500,000(3)(4)

October 19, 2012			3% of Construction Capital Cost Estimate(3)(4)	Greater of (a) $2,500,000 or (b), if 3% of Construction Capital Cost Estimate is greater than $2,500,000, then 50% of the difference between 3% and $2,500,000(3)(4)

October 19, 2013 and each year thereafter(3)	$500,000	(3)

(1)           If Project Financing is not received by October 19 of the year shown in the left column, then the Company may elect to defer this payment and proceed to make the payments under the column labeled “Project Financing Not Received and Deferral Elected.”  If prior to making all of the payments under the column “Project Financing Not Received and Deferral Elected” the Company obtains project financing, the Company would be required to make this payment and to pay $500,000 each year thereafter.

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

On January 30, 2007, the Company completed its previously announced acquisition of all of the issued and outstanding shares of Equatorial Mining North America, Inc., a Delaware corporation (“Equatorial”), from Equatorial Mining Limited (“Equatorial Mining Limited”).  Equatorial holds a 12 percent net smelter royalty interest in the mineral rights of the Company’s Hall

Tonopah molybdenum-copper property in Nye County, Nevada. The Company now owns the Hall-Tonopah property and all associated mineral rights without future royalty obligations.  As set forth in the Purchase Agreement, the Company paid to Equatorial Mining Limited approximately $4.9 million in cash at closing. At first commercial production of the property, the Company has agreed to pay an additional $6.0 million.

Environmental Considerations:

The Company owns and has owned mineral property interests on certain public and private lands in Shoshone County, Idaho. The Company’s mineral property holdings include lands contained in mining districts that have been designated as “Superfund” sites pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act. The Company and its properties have been and are subject to a variety of federal and state regulations governing land use and environmental matters. The Company believes it has been in substantial compliance with all such regulations, and is unaware of any pending action or proceeding action relating to regulatory matters that would affect the financial position of the Company.  At March 31, 2007, the Company had accrued liabilities for compliance with environmental regulations of $714,134.  The Company’s management acknowledges, however, that the possibility exists that the Company may be subject to further environmental liabilities associated with its properties in the future, and that the amount and nature of any liabilities the Company may be held responsible for is impossible to estimate.

NOTE 12—SUBSEQUENT EVENTS

In April 2007, the Company purchased 1,675 acres of land known as the Bobcat Ranch including all water rights and various personal property for $3,000,000 plus another $200,500 earnest money which was deposited in escrow on March 8, 2007 and is recorded in the deposits account as of March 31, 2007.  This ranch is located near the Mount Hope mine site.

On March 29, 2007, the Company announced the private placement of units for gross proceeds of $25,000,000, with net proceeds to the Company of approximately $23.5 million before legal and other related expenses.  In the aggregate, the Company agreed to issue 7.35 million units at a price of $3.40 per unit.  Each unit will consist of one share of common stock and a warrant to purchase one half of one share of common stock. Each warrant will be exercisable at a price of $5.20 per whole share for a period of one year from the date of closing.  As of March 31, 2007 the Company had issued 4,117,647 shares and warrants to purchase 2,058,824 shares pursuant to this private placement and had received $14,000,000 and has been classified as Common stock issuable on our financial statements. The Units were offered and sold pursuant to exemptions from registration under Regulation S of the Securities Act of 1933, as amended (the “Securities Act”), for offers and sales occurring outside the United States, and Rule 506 of Regulation D and Section 4(2) of the Securities Act, as a transaction not involving any public offering. The Company plans to use net proceeds from the financing to continue the permitting and development of the Company’s Mount Hope molybdenum project, for drilling and evaluation work on the Hall-Tonopah molybdenum project, and for general corporate purposes.

On May 9, 2007, the Company purchased water rights known as the Risi Ranch water rights for cash of $1,371,429 and 17,000 shares of IGMI restricted stock.  The Company has deposited $40,000 in escrow on this transaction.

We completed our Phase 1 drilling program at our Hall-Tonopah project located in Nye County, Nevada. The drilling program was designed to validate and confirm the continuity of mineralization indicated in the previous results of drilling by Anaconda and Cyprus. The new drilling has confirmed previous drill results for the upper ore body, and has indicated near surface high grade mineralization greater than 0.10 % on the east side of the existing molybdenum pit.

ITEM 2.                                                     MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of our financial condition and plan of operations constitutes management’s review of the factors that affected our financial and operating performance for the three months ended March 31, 2007 and 2006.  This discussion should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report and in our Form 10-KSB, for the year ended December 31, 2006.

Overview

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

Mount Hope.  In November 2004, we entered into an option agreement with Mount Hope Mines, Inc., or MHMI, pursuant to which we were granted an exclusive one-year option to enter into a lease agreement for Mount Hope’s previously drilled molybdenum deposit consisting of 13 patented claims and 109 unpatented claims in Eureka County, Nevada, for a lease period of 30 years.  In April 2005, we completed a Phase 1 Mine Feasibility Study with respect to Mount Hope and began the permitting process for placing into production an open pit molybdenum mine, concentrator and processing facility capable of producing 40,000 tonnes (44,093 tons) of ore per day. In October 2005, we exercised the option and our lease agreement with MHMI became effective.

In December 2005, we completed a Technical Report which evaluated the potential to profitably extract the deeper portion of the Mount Hope deposit and augmented the mine plan contained in the 2005 Phase I Mine Feasibility Study. The augmented mine plan currently allows for the mining and processing of 920 million tonnes (1.0 billion tons) of molybdenum bearing rock over a mine production life of 50 or more years.

We are currently in the process of developing a new bankable feasibility study with respect to the Mount Hope Project, which is scheduled to be completed by July 2007. The bankable feasibility study will include optimized mine and waste rock placement plans as well as revised estimates for capital and operating costs in light of industry wide increases in input commodity, labor and construction costs over the last two years.  As we are currently focused primarily on the development of the Mount Hope Project, we do not expect to generate revenues from operations before production of molybdenum begins at the Mount Hope Project.

Hall Tonopah.  In March 2006, we purchased from High Desert Winds LLC it’s approximately ten square mile property in Nye County, Nevada, including water rights, mineral and surface rights, buildings and certain equipment. The property includes the former Hall molybdenum and copper deposit which was mined by open pit methods between 1982 and 1985 by the Anaconda Minerals Company and between 1988 and 1991 by Cyprus Metals Company for molybdenum. Equatorial Tonopah, Inc. mined copper from 1999 to 2000 on this property. Much of the deposit was drilled but not developed or mined.

In January 2007, we purchased 100% of the Stock in Equatorial Mining North America, Inc. and its two subsidiaries, which owned a 12% net smelter returns royalty on the Hall-Tonopah property, from Equatorial Mining Pty. Limited.

In January 2007, we also began a drilling program at Hall-Tonopah on the molybdenum mineralization of the existing molybdenum pit developed by Cyprus and an east extension mineralized area near the top of the east side of the existing pit. $2.2 million was budgeted for exploratory and mineralization confirmation drilling. This program includes 13 RC drill holes and six diamond drill holes. We expect completion and results of this drilling program in the second quarter of 2007. Assay data will be confirmed through our geological quality control program and then incorporated into a mineralization model.

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

Results of Operations for the Three Months Ended March 31, 2007

Compared to Three Months Ended March 31, 2006

We are classified as an exploration stage company with no producing mines and, accordingly, we do not produce income.  Our net loss for the three months ended March 31, 2007 was $(9,146,741) as compared to a net loss of $(2,070,417) for the three months ended March 31, 2006.  The increase of $7,076,324 is attributable primarily to increased exploration and documentation studies required to complete our Environmental Impact Statement and our bankable feasibility study at Mount Hope significantly contributed to additional operating expenses.  We also incurred higher corporate and administrative costs in a number of areas consistent with our substantially increased activity levels.  These costs include employee compensation expenses, expansion of corporate personnel and associated costs, marketing and investor relations expenses, general legal expenses, and accounting and compliance issues reflecting the greater complexity of our operations.

Exploration and development expenditures of $3,911,809 were incurred at the Mount Hope Project and the Hall Tonopah Project during the three months ended March 31, 2007 as exploration and development activity proceeded at a very aggressive pace.  This is consistent with our stated objective to complete our Mount Hope Project plans and to focus on the permitting required to bring the project to commercial production.  All of the expenditures during the three months ended March 31, 2007 were related to this objective, and associated feasibility study costs represent the majority of expenditures at the Mount Hope Project.

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

Our cash balance at March 31, 2007 was $24,022,646 compared to $25,860,966 at March 31, 2006.  Total assets at March 31, 2007 were $37,999,016 compared to $30,907,250 at March 31, 2006.  The change in these balances reflects the purchase of property and water rights for our Mount Hope project and the purchase of Equatorial Mining North America to secure the royalty at our Hall Tonopah project offset by proceeds received in March, 2007, from a private placement of equity.  Liabilities at March 31, 2007 were $2,987,436 compared to $305,220 at March 31, 2006.  This increase in payables reflects our increased accounts payable due to increased drilling expenses and expenses related to the completion of our bankable feasibility study.

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

In January 2007, we entered into a note to purchase a 2007 1 ton pickup for $30,451 at an implied interest rate of 7.2% and with a term of three years.

In December 2006, we entered into two five year capital leases for office equipment. In December 2006 we also entered into a note to purchase a 2007 1 ton pickup for $33,571 at an interest rate of 0.9% and with a term of three years. The table below shows these obligations over the next five years.

Year	Lease Payment	Interest on Leases	Note Payment	Note Interest
2007 (Remaining portion)	7,731	1,607	16,997	1,582
2008	10,308	1,751	22,667	1,404
2009	10,308	1,280	22,667	551
2010	10,308	780	943	6
2011	9,449	251	—	—
Total	$48,104	$5,669	$63,274	$3,543

Set forth below is a schedule of our contractual obligations for payments under the Mount Hope lease agreement:

Date	Fixed Payment	Project Financing Received by Date Indicated	Project Financing Not Received and Deferral Elected
April 19, 2007	$125,000

October 19, 2007	$350,000

October 19, 2008		Greater of 3% of Construction Capital Cost Estimate (4) or $2,500,000 (1)	Greater of $350,000 or 3% of Construction Capital Cost Estimate

October 19, 2009		$500,000 (2)(4)	Greater of $350,000 or 3% of Construction Capital Cost Estimate

October 19, 2010		$500,000 (2)(4)	Greater of $2,500,000 or 3% of Construction Capital Cost Estimate (4)

October 19, 2011		$500,000 (2)(4)	3% of Construction Capital Cost Estimate minus $2,500,000 (if a positive number) (4)

October 19, 2012		$500,000 (2)(4)	3% of Construction Capital Cost Estimate minus $2,500,000 (if a positive number) (4)

October 19, 2013 and each year thereafter (3)	$500,000 (2)(4)

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

Changes in Accounting Policies

We did not change our accounting policies during the three months ended March 31, 2007.

Special Note Regarding Forward-Looking Statements

Certain statements in this report may constitute forward-looking statements, which involve known and unknown risks, uncertainties and other factors, which may cause actual results, performance or achievements of our company, the Mount Hope project, Hall Tonopah project and our other projects, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  We use the words “may”, “will”, “believe”, “expect”, “anticipate”, “intend”, “future”, “plan”, “estimate”, “potential” and other similar expressions to identify forward-looking statements.  Forward-looking statements may include, but are not limited to, statements with respect to the following:

•                  the timing and possible outcome of pending regulatory and permitting matters;

•                  the parameters and design of our planned initial mining facilities at the Mount Hope Project;

•                  future financial or operating performances of our company and our projects;

•                  the estimation and realization of mineralization, if any;

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

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the period covered by this quarterly report, the Company issued (i) 150,000 shares of common stock valued at $420,000 in connection with the purchase of certain patented lode mining claims referred to as the Liberty Claims on property adjacent to Hall Tonopah property and (ii) 75,000 shares of common stock to John Mears in exchange for services valued at $303,750.  The foregoing issuances were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

ITEM 5.                                                     OTHER INFORMATION

On January 30, 2007, Robert Russell resigned his position as our CEO and President and assumed the position of Executive Director pursuant to a 24-month employment agreement.  Also on January 30, 2007, we entered into a three year employment contract with Bruce D. Hansen to be our CEO and President.

On February 22, 2007, Robert Llee Chapman submitted his resignation from the Board of Directors and all other positions that he holds with the company, including Chairman of the Audit Committee of the Board of Directors.  His resignation was effective March 31, 2007.  Also on February 22, 2007, the Board of Directors appointed Mark A. Lettes as a director of the company, effective as of April 1, 2007, filling the vacancy on the Board of Directors due to the resignation of Mr. Chapman.  Mr. Lettes has also been appointed to the Chairman of the Audit and Finance Committee of the Board of Directors.

Our Board of Directors revised the executive compensation structure in January 2007, to be effective February 1, 2007, based on the recommendations of the compensation committee.  Below is a chart reflecting the new salaries for the executive management and the executive management bonuses that were awarded for prior year activity.  The bonus awards were based on a percent of the 2006 salary for Robert Russell and Robert Dumont.

Name	Title	Wage	Bonus
Robert L Russell	Executive Director	$350,000	$225,000
Bruce D. Hansen	President/CEO	$350,000	$-0-
Robert L Dumont	Exec VP Bus Dev & Inv Relations & Interim CFO	$205,000	$135,000

ITEM 6.  EXHIBITS

Exhibit Number	Description of Exhibit

31.1	Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act
31.2	Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IDAHO GENERAL MINES, INC.
By:

/s/ Bruce D. Hansen
Bruce D. Hansen
President and Chief Executive Officer
(Principal Executive Officer)
Dated: May 16th, 2007