Form 10QSB/A
period 2007-03-31
IDAHO GENERAL MINES INC
filed 2007-06-05
CIK 1275229

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

EXPLANATORY NOTE

Idaho General Mines, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-QSB/A (this “Amendment”) solely to correct certain inconsistencies contained in PART I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Quarterly Report on Form 10-QSB for the period ended March 31, 2007, as filed with the U.S. Securities and Exchange Commission on May 16, 2007 (the “Original Filing”). We have restated this item in its entirety in this Amendment.

The corrections to Management’s Discussion and Analysis of Financial Condition and Results of Operations are located under “Liquidity and Capital Resources” contained in Item 2 on page 23 of the Original Filing, where the Company provided a chart of its contractual obligations for payments under the Mount Hope lease agreement.  The disclosure has been revised to accurately describe these obligations, consistent with a similar chart located on page 16 of the Original Filing (which remains unchanged).

No other information in the Original Filing is modified.

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

Year	Lease Payment	Interest on Leases	Note Payment	Note Interest
2007 (Remaining portion)	7,731	1,607	16,997	1,582
2008	10,308	1,751	22,667	1,404
2009	10,308	1,280	22,667	551
2010	10,308	780	943	6
2011	9,449	251	—	—
Total	$48,104	$5,669	$63,274	$3,543

Set forth below is a schedule of our contractual obligations for payments under the Mount Hope lease agreement:

Date	Fixed Payment	Project Financing Received by Date Indicated	Project Financing Not Received and Deferral Elected
April 19, 2007	$125,000

October 19, 2007	$350,000

October 19, 2008		Greater of 3% of Construction Capital Cost Estimate or $2,500,000 (1)(3)(4)	$350,000

October 19, 2009		Greater of 3% of Construction Capital Cost Estimate or $2,500,000 (1)(3)(4)	$350,000

October 19, 2010		$2,500,000 (3)	Greater of $2,500,000 or 3% of Construction Capital Cost Estimate (3)(4)

October 19, 2011		3% of Construction Capital Cost Estimate (3)(4)	Greater of (a) $2,500,000 or (b) if 3% of Construction Capital Cost Estimate is greater than $2,500,000, then 50% of the difference between 3% and 2,500,000 (3)(4)

October 19, 2012		3% of Construction Capital Cost Estimate (3)(4)	Greater of (a) $2,500,000 or (b) if 3% of Construction Capital Cost Estimate is greater than $2,500,000, then 50% of the difference between 3% and 2,500,000 (3)(4)

October 19, 2013 and each year thereafter (3)	$500,000 (3)

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
Dated: June 5, 2007