Form 10QSB
period 2007-06-30
IDAHO GENERAL MINES INC
filed 2007-08-07
CIK 1275229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________ Idaho General Mines, Inc. (Name of small business issuer in its charter)

IDAHO	000-50539	91-0232000
(State or other jurisdiction	Commission File Number	(I.R.S. Employer
of incorporation or organization)		Identification No.)

1726 Cole Blvd., Suite 115
 Lakewood, CO 80401
 Telephone: (303) 928-8599
(Address and telephone number of principal executive offices)

10 North Post St., Suite 610
 Spokane, WA 99201
(Former name, former address and former fiscal year, if changed since last report)

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
YES ☐     NO ☒

The number of shares outstanding of registrant’s common stock as of August 3, 2007 was 56,334,005.

Transitional Small Business Disclosure Format (check one): YES ☐     NO ☒

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IDAHO GENERAL MINES, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

	At June 30, 2007	At December 31, 2006
ASSETS:	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$27,537,000	$17,882,000
Deposits	238,000	147,000
Prepaid expense and other assets	106,000	46,000
Total Current Assets	27,881,000	18,075,000
Mining properties, land and water rights	16,958,000	7,885,000
Property and equipment, net	835,000	431,000
Restricted cash held for reclamation bonds	575,000	—
TOTAL ASSETS	$46,249,000	$26,391,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$2,751,000	$951,000
Provision for post closure reclamation and remediation costs	105,000	—
Current portion of long term debt	39,000	19,000
Total Current Liabilities	2,895,000	970,000
Provision for post closure reclamation and remediation costs, net of
current portion	324,000	—
Long term debt, net of current portion	87,000	58,000
Total Liabilities	3,306,000	1,028,000
STOCKHOLDERS’ EQUITY
Preferred stock, Series A, $0.001 par value; 10,000,000 shares
authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized,
54,959,000 and 43,398,000 shares issued and outstanding,
respectively	55,000	43,000
Additional paid-in capital	81,268,000	45,223,000
Accumulated deficit before exploration stage	(213,000)	(213,000)
Accumulated deficit during exploration stage	(38,167,000)	(19,690,000)
Total Stockholders’ Equity	42,943,000	25,363,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$46,249,000	$26,391,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDAHO GENERAL MINES, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended		January 1, 2002 (Inception of Exploration Stage) to
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006	June 30, 2007

REVENUES	$—	$—	$—	$—	$—
OPERATING EXPENSES:
Property research, exploration and
development	6,158,000	1,706,000	10,070,000	2,816,000	20,084,000
General and administrative
expense	3,533,000	3,308,000	8,936,000	4,413,000	19,292,000
Realized loss on marketable
securities	—	—	—	—	321,000
TOTAL OPERATING EXPENSES	9,691,000	5,014,000	19,006,000	7,229,000	39,697,000
LOSS FROM OPERATIONS	(9,691,000)	(5,014,000)	(19,006,000)	(7,229,000)	(39,697,000)
OTHER INCOME
Interest and dividend income	361,000	186,000	529,000	330,000	1,465,000
Realized gains	—	—	—	—	65,000
TOTAL OTHER INCOME	361,000	186,000	529,000	330,000	1,530,000
LOSS BEFORE TAXES	(9,330,000)	(4,828,000)	(18,477,000)	(6,899,000)	(38,167,000)
INCOME TAXES	—	—	—	—	—
NET LOSS	$(9,330,000)	$(4,828,000)	$(18,477,000)	$(6,899,000)	$(38,167,000)
BASIC AND DILUTED NET
LOSS PER SHARE OF
COMMON STOCK	$(0.17)	$(0.13)	$(0.38)	$(0.21)
WEIGHTED AVERAGE
NUMBER OF COMMON
SHARES OUTSTANDING
BASIC	53,642,000	38,410,000	48,767,000	32,706,000
FULLY DILUTED	61,409,000	46,191,000	55,421,000	41,791,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDAHO GENERAL MINES, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

			1-Jan-02
	Six Months	Six Months	(Inception of
	Ended June 30,	Ended June 30,	Exploration Stage
	2007	2006	to June 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,477,000)	$(6,899,000)	$(38,167,000)
Adjustments to reconcile net loss to net cash used by
operating activities:
Services and expenses paid with common stock	304,000	950,000	1,754,000
Depreciation and amortization	76,000	14,000	149,000
Realized loss on impairment of securities	—	—	321,000
Other	—	—	17,000
Equity compensation for management and directors	4,663,000	745,000	7,584,000
Decrease (increase) in restricted cash	(84,000)	—	(84,000)
Decrease (increase) in deposits, prepaid expenses and
other	(151,000)	(146,000)	(373,000)
(Decrease) increase in accounts payable and accrued
liabilities	1,746,000	(522,000)	2,697,000
(Decrease) increase in post closure reclamation and
remediation costs	220,000	—	220,000
Net cash used by operating activities	(11,703,000)	(5,858,000)	(25,882,000)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for the purchase of equipment	(480,000)	(256,000)	(858,000)
Purchase of securities	—	—	(458,000)
Purchase of mining property, claims, options	(8,475,000)	(4,460,000)	(15,941,000)
Net increase in debt	49,000	—	49,000
Cash provided by sale of marketable securities	—	—	247,000
Net cash used by investing activities	(8,906,000)	(4,716,000)	(16,961,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock	30,264,000	32,719,000	70,334,000
Net cash provided by financing activities	30,264,000	32,719,000	70,334,000
Net increase (decrease) in cash and cash equivalents	9,655,000	22,145,000	27,491,000
Cash and cash equivalents, beginning of period	17,882,000	257,000	46,000
Cash and cash equivalents, end of period	$27,537,000	$22,402,000	$27,537,000
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Income taxes paid	$—	$—	$—
Interest paid	$3,000	$—	$3,000
NON-CASH INVESTING AND FINANCING
ACTIVITIES:
Common stock issued for equipment	$—	$11,000	$11,000
Common stock and warrants issued for property	$826,000	$—	$1,201,000
Restricted cash held for reclamation bond acquired in a
business combination	$491,000	$—	$491,000
Post closure reclamation and remediation costs assumed in a
business combination	$209,000	$—	$209,000
Accounts payable and accrued expenses assumed in a
business combination	$54,000	$—	$54,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDAHO GENERAL MINES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION

     The interim Condensed Consolidated Financial Statements of Idaho General Mines, Inc. and its subsidiaries (collectively, “IGMI” or the “Company”) are unaudited. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim statements have been included. All such adjustments are, in the opinion of management, of a normal recurring nature. The results reported in these interim Condensed Consolidated Financial Statements are not necessarily indicative of the results that may be reported for the entire year. These interim Condensed Consolidated Financial Statements should be read in conjunction with IGMI’s Consolidated Financial Statements included in its Annual Report on Form 10-KSB for the year ended December 31, 2006.

     On January 30, 2007, the Company completed the acquisition of all of the issued and outstanding shares of a corporation that owned a royalty interest in our Hall-Tonopah Property (see note 4). Upon its acquisition, the corporation was consolidated as a wholly owned subsidiary of the Company.

     Certain amounts for the three and six months ended June 30, 2006 have been reclassified to conform to the 2007 presentation.

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

Accounting Pronouncements—Recent

     There are no recently issued accounting pronouncements that when adopted in a future period will have a material impact on the Company’s financial position or results of operations.

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

Fair Value of Financial Instruments

     The Company’s financial instruments include cash, accounts payable and accrued liabilities. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at June 30, 2007 and December 31, 2006.

Mining Properties, Land and Water Rights

     Costs of acquiring and developing mining properties, land and water rights are capitalized as appropriate by project area. Exploration and related costs and costs to maintain mining properties, land and water rights are expensed as incurred. When a property reaches the production stage, the related capitalized costs are amortized using the units-of-production method on the basis of periodic estimates of ore reserves. Mining properties, land and water rights are periodically assessed for impairment of value, and any subsequent losses are charged to operations at the time of impairment. If a property is abandoned or sold, a gain or loss is recognized and included in operations.

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

Reclamation and Remediation

     Expenditures for ongoing compliance with environmental regulations that relate to current exploration operations are expensed. Expenditures resulting from the remediation of existing conditions caused by past operations that do not contribute to future revenue generations are expensed. Liabilities are recognized when environmental assessments indicate that remediation efforts are probable and the costs can be reasonably estimated.

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

NOTE 4—MINING PROPERTIES, LAND AND WATER RIGHTS

     Mount Hope. The Company is currently in the process of evaluating the Mount Hope molybdenum project and acquiring necessary rights, land and claims related to the operations.

     In November 2004, IGMI entered into an option to lease all property and assets of the Mount Hope Molybdenum Property from Mt. Hope Mines, Inc. and in October 2005 exercised its rights under the option. The renewable lease allows IGMI to proceed for the next 30 years with permitting, developing and mining the deposit and for so long thereafter as IGMI maintains an active operation. In 2004, the Company paid $456,000 and issued 500,000 shares of common stock with warrants to purchase 500,000 shares of common stock for the Mount Hope option.

     Pursuant to the terms of the lease, the underlying total royalty on production payable to Mt. Hope Mines, Inc., less certain deductions, is three percent for a molybdenum price up to $12 per pound, four percent for a molybdenum price up to $15 per pound, and five percent for a molybdenum price above $15 per pound (the “Production Royalties”). IGMI is subject to certain periodic payments as set forth in Note 11 “Commitments and Contingencies.” Additionally, IGMI is obligated to pay Exxon Mineral Company a one percent net smelter royalty on all production.

     In July 2006, the Company purchased deeded land which includes certain BLM grazing rights and certain water rights for $1,869,000. The primary purpose for the purchase of this asset was to acquire the water rights for use by the Mount Hope operations.

     In November 2006, the Company purchased from Atlas Precious Metals, Inc. patented millsite claims, water rights and fee land in Eureka, Nevada for $107,000. As part of the purchase the Company paid $321,000 for 150,000 shares of Atlas Precious Metals, Inc. common stock. The investment in this common stock was written off in the year ended December 31, 2006. The primary purpose of this purchase was to acquire the water rights for the Mount Hope operation.

     In April 2007, the Company purchased land including all water rights and various personal property for cash of $3,200,000 and 50,000 shares of common stock valued at $308,000. The primary purpose of this purchase was to acquire the water rights for the Mount Hope operation.

     In May 2007, the Company purchased water rights for cash of $1,375,000 and 17,000 shares of common stock valued at $98,000. The primary purpose of this purchase was to acquire the water rights for the Mount Hope operation.

     Hall-Tonopah. The Company is currently in the process of exploration and evaluation of the Hall-Tonopah molybdenum project.

During the year ended December 31, 2005, the Company entered into an option agreement with High Desert Winds LLC (“High Desert”) for High Desert’s approximately ten square mile property in Nye County, Nevada, including water rights, mineral and surface rights, buildings and certain equipment (the “Hall-Tonopah Property”). On March 17, 2006, the Company entered into a purchase agreement with High Desert whereby it purchased a substantial portion of the Hall-Tonopah Property. At closing, the Company paid High Desert a cash payment of $4,460,000 for the portion of the Hall-Tonopah Property that it purchased and made a deferred payment of $990,000 in November of 2006 for the purchase of the remaining portion of this property for the total purchase price of $5,450,000 including buildings and equipment at the Hall-Tonopah site. The primary purpose of the Hall-Tonopah purchase was to further the Company’s strategy of exploring and developing potential molybdenum properties.

     At December 31, 2006, the Hall-Tonopah Property was subject to a 12 percent royalty payable with respect to the net revenues generated from molybdenum or copper minerals removed from the properties purchased. In January 2007, the Company completed the acquisition of all of the issued and outstanding shares of the corporation that held the 12 percent net smelter royalty interest in the mineral rights of the Hall-Tonopah Property and, as a result of this purchase, the Company now owns the Hall Tonopah Property and all associated mineral rights without future royalty obligations. As set forth in the Purchase Agreement, the Company paid approximately $3,691,000 in cash at closing, net of cash acquired of $1,246,000. At first commercial production of the property, the Company has agreed to pay an additional $6,000,000. Because the Company cannot determine beyond a reasonable doubt that the mine will attain commercial production, the Company has not recognized the $6,000,000 liability in its financial statements. In connection with the acquisition, the Company also received restricted cash totaling $491,000 and assumed reclamation and remediation costs, accounts payable and accrued liabilities of $263,000.

     In March 2007, the Company purchased a patented lode mining claim adjacent to the Hall-Tonopah Property for $175,000 cash. Additionally, in March 2007, the Company completed the purchase of certain patented lode mining claims referred to as the Liberty Claims on property adjacent to the Hall-Tonopah Property for cash of $75,000 and 150,000 shares of common stock valued at $420,000. These two acquisitions of mining claims were completed to control additional mineral rights needed for the development of the Hall-Tonopah Property. The Company currently believes that it has all the mineral, water and surface rights necessary to develop the Hall-Tonopah Property.

     Other Properties. The Company’s mining claims and land purchased prior to 2006 consist in part of (a) approximately 107 acres of fee simple land in the Little Pine Creek area of Shoshone County, Idaho, (b) six patented mining claims known as Chicago-London group, located near the town of Murray in Shoshone County, Idaho, (c) 265 acres of private land with three unpatented claims in Josephine County, Oregon, known as the Turner Gold project.

   The following is a summary of mining properties, land and water rights at June 30, 2007 and December 31, 2006:

	At June 30,	At Dec. 31,
	2007	2006
Mount Hope:
Real estate and water rights	$6,804,000	$1,971,000
Total Mount Hope	6,804,000	1,971,000
Hall-Tonopah:
Hall-Tonopah Property	9,162,000	5,417,000
Liberty claims	495,000	—
Total Hall-Tonopah	9,657,000	5,417,000
Other Properties:
Little Pine Creek land	1,000	1,000
Chicago-London group	80,000	80,000
Turner Gold land	416,000	416,000
Total Other Properties	497,000	497,000
Total	$16,958,000	$7,885,000

NOTE 5—PROPERTY AND EQUIPMENT

     During the six months ended June 30, 2007, the Company purchased depreciable assets such as vehicles, equipment and computers in the amount of $481,000. The vehicles, equipment and computers will be depreciated over useful lives of three to seven years using straight line depreciation. Depreciation expense for the six months ended June 30, 2007 was $76,000.

     Capital assets are recorded at cost. Depreciation is calculated using the straight-line method over three to twenty years. The following is a summary of property, equipment, and accumulated depreciation at June 30, 2007 and December 31, 2006:

	Cost	Accumulated Depreciation	Net Book Value at June 30, 2007	Net Book Value at Dec. 31, 2006
Field Equipment and Vehicles	$391,000	$67,000	$324,000	$167,000
Office Furniture and Computers	326,000	67,000	259,000	209,000
Buildings and Improvements	267,000	15,000	252,000	55,000
Total	$984,000	$149,000	$835,000	$431,000

NOTE 6—RELATED PARTY TRANSACTIONS

     In January 2007, the Company entered into an employment agreement with a son of the Company’s Chairman for services as Director of Projects and Operations. Under this agreement, the Company granted a stock option to purchase 140,000 shares at $2.78 per share, the closing price of the Company’s stock on January 30, 2007. Also under this agreement the Company issued an additional 90,000 shares of nonvested common stock at $2.78 that will vest based on certain performance based milestones. The Company has recorded the expense associated with these shares this period as per the accounting guidelines of SFAS No. 123(R), Share-Based Payment.

Additional related party transactions are included as part of Note 9.

NOTE 7—COMMON STOCK AND COMMON STOCK WARRANTS

     In April 2007, the Company completed the private placement of units for gross proceeds of $25,000,000 less placement agent and finder’s fees of $1,500,000. In the aggregate, the Company issued 7,353,000 units at a price of $3.40 per unit. Each unit consisted of one share of common stock and a warrant to purchase one half of one share of common stock. Each warrant will be exercisable at a price of $5.20 per whole share for a period of one year from the date of closing. The Units were offered and sold pursuant to exemptions from registration under Regulation S of the Securities Act of 1933, as amended (the “Securities Act”), for offers and sales occurring outside the United States, and Rule 506 of Regulation D and Section 4(2) of the Securities Act, as a transaction not involving any public offering.

     During the six months ending June 30, 2007, the Company had the following issuances of common stock. The Company issued 303,000 shares of common stock upon the cashless exercise of warrants and 255,000 shares of common stock upon the cashless exercise of stock options. Warrants and options in the amount of 2,779,000 and 326,000 were exercised for cash in the amount of $6,387,000 and $379,000 respectively. The Company issued 150,000 shares of common stock in the completion of the Liberty Claims purchase valued at $420,000, issued 17,000 shares of common stock in the completion of a water rights purchase associated with Mount Hope valued at $98,000, issued 50,000 shares of common stock as part of the consideration paid for property in the Mount Hope vicinity valued at $308,000, and issued 75,000 shares of common stock in exchange for services valued at $304,000. The Company issued 620,000 shares of nonvested stock to officers and management of the Company. During the first six months of 2007, shareholders returned to the Company 39,000 shares of common stock due to a stock option exercise pricing error in 2006.

The following is a summary of common stock warrant activity for the six months ended June 30, 2007:

	Number of
	Shares Under
	Warrants	Exercise Price
Balance at December 31, 2006	12,268,000	$0.80 to $3.75
Issued in connection with a private placement	3,676,000	$5.20
Exercised for cash	(2,779,000)	$0.80 to $3.75
Exercised in cashless exchange	(400,000)	$1.00
Expired	(60,000)	$1.00
Balance at June 30, 2007	12,705,000	$0.80 to $5.20
Weighted average exercise price	$3.82

     Of the warrants outstanding at June 30, 2007, 7,050,000 are exercisable at $3.75 per warrant and expire February 2011; 3,676,000 are exercisable at $5.20 per share and expire April 2008; and the remaining 1,979,000 are exercisable at prices ranging from $.80 to $2.10 and expire through November 2010.

NOTE 8—PREFERRED STOCK

     In October 2004, shareholders of the Company authorized 10,000,000 shares of no par value preferred stock. The authorized but unissued shares of preferred stock may be issued in designated series from time to time by one or more resolutions adopted by the board of directors. The directors have the power to determine the preferences, limitations and relative rights of each series of preferred stock.

     In November 2004, the board of directors unanimously consented to amend the articles of incorporation of the Company. The amendment reclassified 10,000,000 shares of the Company’s no par value preferred stock into 10,000,000 shares of $0.001 par value Series A preferred stock. At June 30, 2007 and December 31, 2006, no shares of $0.001 par value Series A preferred stock were issued or outstanding.

NOTE 9—STOCK BASED COMPENSATION Stock Based Compensation Plans

     During 2006, the board of directors and shareholders adopted the Idaho General Mines, Inc. 2006 Equity Incentive Plan (the “2006 Plan”). During 2004, the board of directors and shareholders adopted the Idaho General Mines, Inc. 2003 Stock Option Plan (the “2003 Plan” and together with the 2006 Plan, the “Plans”). The purpose of the Plans is to give the Company greater ability to attract, retain, and motivate its officers and key employees. The Plans are intended to provide the Company with the ability to provide incentives more directly linked to the success of the Company’s business and increases in shareholder value.

     Under the 2006 Plan, the board of directors is authorized to grant incentive stock options (“ISOs”) to employees (pursuant to Internal Revenue Code 422), non-statutory stock options, restricted stock awards, restricted stock units and stock appreciation rights. The aggregate number of shares of common stock that may be issued pursuant to awards granted under the 2006 Plan will not exceed 3,500,000 plus the number of shares that are ungranted and those that are subject to reversion under the 2003 Plan. As of June 30, 2007, the maximum number of shares available for issuance under the 2003 Plan was 360,000 shares. Shares under the 2003 Plan that become eligible for awards under the 2006 Plan may not be granted again under the 2003 Plan.

Stock Options

     During the six months ending June 30, 2007, the Company issued 1,865,000 options under the 2006 Plan with an exercise price ranging from $2.41 to $6.40 with vesting at various dates through 2009. These options were granted to members of the board of directors, officers, employees and consultants of the Company. The fair value of each option is estimated on the issue date using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating the fair value: risk free interest of 4.94% to 5.05%; volatility of 88% to 91%; dividend rate of 0%; and expected life of 2.0 years. The total value of options awarded during the first six months of 2007 was calculated at $3,858,000. Expense was recorded of $2,947,000 for the options which were earned in the first six months ended June 30, 2007.

     During the year ended December 31, 2006, the Company granted 1,665,000 non-qualified stock options outside of the Plans with an exercise price ranging from $2.25 to $3.68 with vesting at various dates through 2008. These options were granted to members of the board of directors, officers, and employees of the Company. The Company issued 60,000 of ISOs within the 2003 Plan with an exercise price of $2.10 with vesting at various dates through 2008. The fair value of each option is estimated on the issue date using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating the fair value: risk free interest of 5%; volatility of 101%; dividend rate of 0% and expected life of 2.4 years. The total value of options awarded during 2006 was calculated at $3,347,000. Expense was recorded of $2,326,000 for the options which were earned in 2006.

The following is a summary of the Company’s stock option plans as of June 30, 2007:

	Number of		Number of securities
	securities		remaining available
	to be issued upon	Weighted average	for future issuance
	exercise of	exercise price of	under equity
	outstanding options	outstanding options	compensation plans
Equity compensation plans not
approved by security holders	2,057,000	$1.20	n/a
Equity compensation plans
approved by security holders:
2006 Plan	1,845,000	3.98	1,015,000	(1)
2003 Plan	540,000	0.59	360,000
Total	4,442,000	$2.28	1,375,000

(1) The aggregate number of shares of common stock that may be issued pursuant to awards granted under the 2006 Equity Incentive Plan will not exceed 3,500,000 plus the number of shares that are ungranted and those that are subject to reversion under the 2003 Stock Plan. Shares under the 2003 Plan that become eligible for awards under the 2006 Plan may not be granted again under the 2003 Plan.

The following is a summary of stock option activity in 2006 and 2007:

	Number of
	Shares Under
	Warrants	Exercise Price
Outstanding January 1, 2006	4,020,000	$0.43
Granted	1,725,000	3.01
Exercised	(1,615,000)	0.49
Forfeited	(480,000)	1.57
Expired	—	—
Outstanding at December 31, 2006	3,650,000	$1.48
Options exercisable at December 31, 2006	2,705,000
Weighted average fair value of options granted during 2006	$3.10
Outstanding January 1, 2007	3,650,000	$1.48
Granted	1,865,000	3.97
Exercised	(956,000)	2.48
Forfeited	(117,000)	2.71
Expired	—	—
Outstanding June 30, 2007	4,442,000	$2.28
Exercisable at June 30, 2007	3,402,000
Weighted Average Fair Value Granted During 2007	$2.07

Nonvested Shares of Common Stock

     During the six months ending June 30, 2007, the Company issued 620,000 shares of nonvested common stock to officers and employees of the Company that will vest based on certain performance based milestones established for each person. The total value of restricted stock awarded and expensed during the first six months of 2007 was calculated at $1,716,000.

NOTE 10—INCOME TAXES

     At June 30, 2007 and December 31, 2006, the Company had deferred tax assets principally arising from the net operating loss carry forwards for income tax purposes multiplied by an expected rate of 34%. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax assets, a valuation allowance equal to the deferred tax asset has been established at June 30, 2007 and December 31, 2006. The significant components of the deferred tax asset at June 30, 2007 and December 31, 2006 were as follows:

	June 30,	December 31,
	2007	2006
Net operating loss carry forward	$12,202,000	$8,425,000
Deferred tax asset	$4,149,000	$2,865,000
Deferred tax asset valuation allowance	$(4,149,000)	$(2,865,000)
Net deferred tax asset	—	—

At June 30, 2007 and December 31, 2006, the Company had a net operating loss carry forward of approximately $12,202,000 and $8,425,000 respectively, which expire in the years 2022 through 2027. The change in the allowance amount from December 31, 2006 to June 30, 2007 was $1,284,000.

NOTE 11—COMMITMENTS AND CONTINGENCIES

Mount Hope

     The Mount Hope Lease Agreement requires a royalty advance (the “Construction Royalty Advance”) of the greater of $2,500,000 or 3% of the construction capital cost estimate upon the earliest of the Company’s securing project financing in sufficient amounts to develop and put into operation the Mount Hope property at a production level of at least 10 million pounds of annual production or October 19, 2008.

     The Company has the right to defer the Construction Royalty Advance for one or two years by payment of a deferral fee (the “Deferral Fee”) in the amount of $350,000 on or before October 19, 2008 and October 19, 2009 in the event project financing for the project has not been secured by each of the dates. By October 19, 2010, the Company must pay at a minimum $2,500,000 of the Construction Royalty Advance with the remainder due upon securing project financing or 50% of the remainder on October 19, 2011 and the other 50% due on October 19, 2012.

     Once the Company has paid in full the Construction Royalty Advance, the Company is obligated to pay an advance royalty (the “Annual Advance Royalty”) each October 19 thereafter in the amount of $500,000 per year. The Construction Royalty Advance and the Annual Advance Royalty are collectively referred to as the “Advance Royalties”. All Advance Royalties are credited against the Production Royalties (see note 4) once the mine has achieved commercial production. (The Deferral Fees are not recoverable against Production Royalties.)

     Based on the Company’s current estimate of developing and operating the mine, we believe our contractual obligations under the Mount Hope Lease Agreement will be as shown in the following table. This estimate is based on our current estimates of the timing of securing project financing and construction capital costs. The Company is currently in the process of developing a new bankable feasibility study and our estimates of both the amount and the timing may change upon completion of the bankable feasibility study.

Year	Deferral Fees	Advance Royalties	Total
2007	$350,000	$—	$350,000
2008	350,000	—	350,000
2009	—	21,000,000	21,000,000
2010	—	500,000	500,000
2011	—	500,000	500,000
Thereafter (1)	—	—	—
Total	$700,000	$22,000,000	$22,700,000

(1) After the first full year of production the Company estimates that the Production Royalties will fully recover the Advance Royalties for the life of the project and, further, the Advance Royalties will be fully recovered (credited against Production Royalties) by the end of 2012.

Environmental Considerations

     The Company owns and has owned mineral property interests on certain public and private lands in Shoshone County, Idaho. The Company’s mineral property holdings known as the Little Pine Creek and the Chicago-London properties include lands contained in mining districts that have been designated as “Superfund” sites pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act. The Company and its properties have been and are subject to a variety of federal and state regulations governing land use and environmental matters. The Company believes it has been in substantial compliance with all such regulations, and is unaware of any pending action or proceeding relating to regulatory matters that would affect the financial position of the Company. The Company’s management acknowledges, however, that the possibility exists that the Company may be subject to further environmental liabilities associated with its properties in the future, and that the amount and nature of any liabilities the Company may be held responsible for is impossible to estimate.

Other Commitments and Contingencies

     The Company has entered into miscellaneous notes for vehicles and leases for office equipment at various interest rates and terms totaling $140,000. The table below shows these obligations over the next five years.

Year	Lease Payment	Interest on Leases	Note Payment	Note Interest
2007 (Remaining portion)	$5,000	$1,000	$17,000	$2,000
2008	10,000	2,000	35,000	3,000
2009	10,000	1,000	35,000	2,000
2010	10,000	1,000	6,000	—
2011	10,000	—	—	—
Total	$45,000	$5,000	$93,000	$7,000

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion of our financial condition and plan of operations constitutes management’s review of the factors that affected our financial and operating performance for the six months ended June 30, 2007 and 2006. This discussion should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report and in our Form 10-KSB, for the year ended December 31, 2006.

Overview

     We are in the business of the exploration, development and, if warranted, the mining of properties containing molybdenum, as well as silver, gold, base metals and other specialty metals. We currently have a 30-year renewable lease for the lands, surface rights, patented and unpatented claims related to the Mount Hope Project, a primary molybdenum property, located in Eureka County, Nevada. In 2006, we acquired a second significant molybdenum project, the Hall-Tonopah project, located in Nye County, Nevada. We also own other properties and mineral rights on which we intend to conduct mineral exploration and evaluation for determining economic viability for further development. We continue to identify, investigate, and acquire other potential properties for future development.

     Mount Hope. In November 2004, we entered into an option agreement with Mt. Hope Mines, Inc., or MHMI, pursuant to which we were granted an exclusive one-year option to enter into a lease agreement for Mount Hope’s previously drilled molybdenum deposit consisting of 13 patented claims and 109 unpatented claims in Eureka County, Nevada, for a lease period of 30 years. In April 2005, we completed a Phase 1 Mine Feasibility Study with respect to Mount Hope and began the permitting process for placing into production an open pit molybdenum mine, concentrator and processing facility capable of producing 44,000 short tons (40,000 metric tons) of ore per day. In October 2005, we exercised the option and our lease agreement with MHMI became effective.

     In December 2005, we completed a Technical Report that evaluated the potential to profitably extract the deeper portion of the Mount Hope deposit and augmented the mine plan contained in the 2005 Phase I Mine Feasibility Study. The augmented mine plan allowed for the mining and processing of 1.0 billion short tons (920 million tons) of molybdenum bearing rock over a mine production life of 50 or more years.

     In June 2007, the Company completed a five hole drill program that produced an aggregate of over 5,100 feet of core and 1,400 feet of RC drilling. The holes targeted mineralization expected to be mined within the first five years of the mine plan. The core material intersected long runs of mineralization with average molybdenum grades ranging between 0.145% and 0.118% ranging between 635 and 905 feet in thickness.

     The Company intends to conduct another drilling program prior to the end of 2007, which will consist of approximately 14 holes (over 21,000 feet of core) that target mineralization within the first ten years of planned production.

     In July 2007, the Company announced plans to increase mill throughput capacity at Mount Hope from 44,000 short tons per day (40,000 metric tons) to an average of approximately 60,000 short tons per day (54,000 metric tons), with actual annual throughput dependant on ore characteristics and other factors. The increased throughput capacity is expected to expand average annual molybdenum production during the first ten years of production to 37 million pounds from the Company’s prior estimates of approximately 31 million pounds.

     The Company is currently in the process of developing a bankable feasibility study with respect to the Mount Hope Project, which, due to the additional engineering required to accommodate the higher throughput capacity, is now scheduled to be completed in late August of 2007. The bankable feasibility study will include optimized mine and waste rock placement plans as well as revised estimates for capital and operating costs. As we are currently focused primarily on the development of the Mount Hope Project, we do not expect to generate revenues from operations before production of molybdenum begins at the Mount Hope Project.

     Hall-Tonopah. In March 2006, we purchased from High Desert Winds LLC it’s approximately ten square mile property in Nye County, Nevada, including water rights, mineral and surface rights, buildings and certain equipment. The property includes the former Hall molybdenum and copper deposit which was mined by open pit methods between 1982 and 1985 by the Anaconda Minerals Company and between 1988 and 1991 by Cyprus Metals Company for molybdenum. Equatorial Tonopah, Inc. mined copper from 1999 to 2000 on this property. Much of the deposit was drilled but not developed or mined.

     In January 2007, we purchased 100% of the corporation which owned a 12% net smelter returns royalty on the Hall-Tonopah Property, effectively eliminating the royalty on the property.

     From January 2007 through April 2007, we completed a drilling program at Hall-Tonopah on the molybdenum mineralization of the existing molybdenum pit developed by Cyprus and an east extension mineralized area near the top of the east side of the existing pit. This program included 13 reverse circulation drill holes and six diamond drill holes.

     The drilling program was designed to validate and confirm the continuity of mineralization indicated in the previous results of drilling by Anaconda and Cyprus. The new drilling confirmed previous drill results for the upper ore body, and has indicated near surface high grade mineralization greater than 0.10% on the east side of the existing molybdenum pit.

     The Company is conducting a pre-feasibility study on the Hall-Tonopah Property, which it expects to complete before year-end 2007.

     Other Properties. We also currently own several other properties located in the western United States. These properties include additional molybdenum deposits as well as copper and gold deposits.

Results of Operations for the Six Months Ended June 30, 2007
 Compared to Six Months Ended June 30, 2006

     We are classified as an exploration stage company with no producing mines and, accordingly, we do not produce income. Our net loss for the six months ended June 30, 2007 was $(18,477,000) as compared to a net loss of $(6,899,000) for the six months ended June 30, 2006. The increase of $11,578,000 is attributable primarily to increased level of expenditures in exploration and research studies required to complete our Environmental Impact Statement and our bankable feasibility study at Mount Hope as well as continuing research and exploration at Hall-Tonopah as we continue to evaluate our molybdenum resources there. General and administrative costs are also increasing as we continue to expand our support personnel for the higher levels of activity in our exploration efforts.

     Exploration and development expenditures of $10,070,000 were incurred at the Mount Hope Project and the Hall-Tonopah Project during the six months ended June 30, 2007, as we continued to drill and evaluate our properties. This is consistent with our stated objective to complete our Mount Hope Project plans and to focus on the permitting required to bring the project to commercial production and to confirm existing mineralization as well as identify additional molybdenum resources at Hall-Tonopah. The expenditures during the six months ended June 30, 2007 were related to this objective, including associated costs involved in properly evaluating and developing our feasibility study for the Mount Hope Project.

     We also incurred corporate and administrative costs of $8,936,000 for the six months ended June 30, 2007 compared with $4,413,000 for the six months ended June 30, 2006 consistent with our increased activity levels. These costs include employee compensation expenses, increase in staffing levels of corporate personnel and associated costs, marketing and investor relations expenses, general legal expenses, and accounting and compliance issues reflecting the greater complexity of our operations.

     During the six months ended June 30, 2007, we added key Officers, Directors and employees as a continuation of our previously announced reorganization of the executive team to keep up with our significant growth. In connection with our compensation programs we granted stock options and unvested common shares to attract, retain and motivate our Officers, Directors and key employees. As a result, we incurred non-cash equity compensation costs of $4,663,000 in the six months ended June 30, 2007 compared with $745,000 in the six months ended June 30, 2006. Approximately one half of the amount for the six months ended June 30, 2007 was as a result of the initial retention of Officers, Directors and employees and, accordingly, will not be of a recurring nature.

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

     Our cash balance at June 30, 2007 was $27,537,000 compared to $22,501,000 at June 30, 2006. Total assets at June 30, 2007 were $46,249,000 compared to $27,943,000 at June 30, 2006. The change in these balances reflects the purchase of property and water rights for our Mount Hope Project and the purchase of a corporation to secure the royalty at our Hall-Tonopah project offset by proceeds received in March 2007, from a private placement of equity. Current liabilities at June 30, 2007 were $2,895,000 compared to $293,000 at June 30, 2006. This increase in current liabilities reflects our increased accounts payable due to increased drilling expenses and expenses related to the preparation of our bankable feasibility study, and due to the increase in our required provision for post closure reclamation and remediation costs.

     On January 10, 2006, we concluded a private placement of 3,442,000 units at a price of $1.10 per unit. Each unit consisted of one share of our common stock and one-half of one warrant to purchase one share of our common stock. Each whole warrant is exercisable for 24 months from the date of issuance and carries an exercise price of $1.75 per whole share. The gross proceeds of this offering were $3,786,000 and, after payment of sales commissions and finder’s fees, we received net proceeds of $3,621,000.

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

     On January 30, 2007, the Company completed its previously announced acquisition of all of the issued and outstanding shares of a corporation that held a 12 percent net smelter royalty interest in the mineral rights of the Company’s Hall-Tonopah molybdenum-copper property in Nye County, Nevada. The Company now owns the Hall-Tonopah Property and all associated mineral rights without future royalty obligations. As set forth in the Purchase Agreement, the Company paid approximately $4,937,000 in cash at closing. At first commercial production of the property, the Company has agreed to pay an additional $6,000,000.

     In April 2007, we concluded a private placement of 7,353,000 units for gross proceeds of $25,000,000, with net proceeds to the Company of approximately $23,500,000 after legal and other related expenses. In the aggregate, the Company issued the units at a price of $3.40 per unit. Each unit consisted of one share of common stock and a warrant to purchase one half of one share of common stock. Each warrant will be exercisable at a price of $5.20 per whole share for a period of one year from the date of closing.

     See note 11 to the condensed consolidated notes to the financial statements for a discussion of commitments and contingencies.

Changes in Accounting Policies

We did not change our accounting policies during the six months ended June 30, 2007.

Special Note Regarding Forward-Looking Statements

     Certain statements in this report may constitute forward-looking statements, which involve known and unknown risks, uncertainties and other factors, which may cause actual results, performance or achievements of our company, the Mount Hope Project, Hall-Tonopah project and our other projects, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. We use the words “may”, “will”, “believe”, “expect”, “anticipate”, “intend”, “future”, “plan”, “estimate”, “potential” and other similar expressions to identify forward-looking statements. Forward-looking statements may include, but are not limited to, statements with respect to the following:

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

     You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. These forward-looking statements are based on our current expectations and are subject to a number of risks and uncertainties, including those set forth above. Although we believe that the expectations reflected in these forward-looking statements are reasonable, our actual results could differ materially from those expressed in these forward-looking statements, and any events anticipated in the forward-looking statements may not actually occur. Except as required by law, we undertake no duty to update any forward-looking statements after the date of this report to conform those statements to actual results or to reflect the occurrence of unanticipated events. We qualify all forward-looking statements contained in this report by the foregoing cautionary statements.

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

     There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

     Additionally, the Company has engaged an outside Sarbanes-Oxley consultant to assist the Company in assessing the effectiveness of the internal controls over its financial reporting processes. The consultant will assist management in establishing the framework for compliance with Section 404(a) of the Sarbanes-Oxley Act of 2002.

PART II

OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     During the period covered by this quarterly report, the Company issued 7,353,000 units for gross proceeds of $25,000,000, with net proceeds to the Company of approximately $23,500,000 after legal and other related expenses. In the aggregate, the Company issued the units at a price of $3.40 per unit. Each unit consisted of one share of common stock and a warrant to purchase one half of one share of common stock. Each warrant will be exercisable at a price of $5.20 per whole share for a period of one year from the date of closing. The Units were offered and sold pursuant to exemptions from registration under Regulation S of the Securities Act of 1933, as amended (the “Securities Act”), for offers and sales occurring outside the United States, and Rule 506 of Regulation D and Section 4(2) of the Securities Act, as a transaction not involving any public offering. In addition, the Company also issued the following securities during the second quarter: (i) 150,000 shares of common stock valued at $420,000 in connection with the purchase of certain patented lode mining claims referred to as the Liberty Claims on property adjacent to the Hall-Tonopah Property, (ii) 75,000 shares of common stock to John Mears, a consulting geologist, in exchange for services valued at $304,000, (iii) 17,000 shares of common stock valued at $98,000 in the completion of a water rights purchase associated with Mount Hope, and (iv) 50,000 shares of common stock valued at $308,000 as part of the consideration paid for property in the Mount Hope vicinity. The foregoing issuances were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

ITEM 5. OTHER INFORMATION

     On July 24, 2007, the Board of Directors adopted Corporate Governance Guidelines that, among other things, include the following requirements that relate to the procedures by which security holders may recommend nominees to the Board of Directors:

     The Governance and Nominating Committee will consider candidates submitted for nomination by shareholders that satisfy the procedural requirements promulgated by the SEC and the American Stock Exchange, including Rule 14a-8(b)(1). Any shareholder with a nomination should submit such candidate’s name, along with a curriculum vitae or other summary of qualifications, experience and skills, a document signed by the candidate indicating the candidate’s willingness to serve if elected, and evidence of the shareholder’s ownership of Company stock to the Corporate Secretary, Idaho General Mines, Inc., at the corporate offices in Lakewood, Colorado. A shareholder wanting to formally nominate a candidate must do so by following the procedures described in the Company’s bylaws and proxy statement for the prior year.

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

IDAHO GENERAL MINES, INC.

Dated: August 7, 2007	By:	/s/ Bruce D. Hansen
Bruce D. Hansen Chief Executive Officer