Form 10KSB/A
period 2006-12-31
General Moly, Inc
filed 2007-11-15
CIK 1275229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

Amendment No. 1

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

General Moly, Inc.
(Name of small business issuer in its charter)

DELAWARE	001-32986	91-0232000
(State or other jurisdiction of	Commission	(I.R.S. Employer
incorporation or organization)	File Number	Identification No.)

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

TABLE OF CONTENTS

-i-

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-KSB/A amends and restates items identified below with respect to the Form 10-KSB for the year ended December 31, 2006, filed by General Moly, Inc. (formerly “Idaho General Mines, Inc.”) (“we” or the “Company”) with the Securities and Exchange Commission (the “SEC”) on April 3, 2007 (“Original Filing”). The purpose of this amendment is to restate the accompanying financial statements at and for the years ended December 31, 2004, 2005 and 2006 for the reasons described in Note 2 to the financial statements included in Item 7 (Financial Statements) herein. Other than as set forth below, the items of the Original Filing continue to speak as of the date of the original filing date thereof, and the disclosure relating to such items is not being updated.

This Form 10-KSB/A amends and restates certain information in Item 6 (Management’s Discussion and Analysis or Plan of Operation), Item 7 (Financial Statements), and Item 8A (Controls and Procedures). Except for the foregoing amended and restated information and the information set forth below under the heading “Subsequent Event,” this Form 10-KSB/A continues to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that have occurred after the date of the Original Filing, or to modify or update those disclosures affected by subsequent events. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that have occurred or facts that have become known to us after the date of the Original Filing, and such forward-looking statements should be read in their historical context. This Form 10-KSB/A should be read in conjunction with the Company’s filings made with the SEC subsequent to the Original Filing, including any amendments to those filings.

Subsequent Event

On October 8, 2007, we reincorporated the Company in the State of Delaware (the “Reincorporation”) through a merger involving Idaho General Mines, Inc. and General Moly, Inc., a newly-formed Delaware corporation that was a wholly owned subsidiary of Idaho General Mines, Inc. The Reincorporation was effected by merging Idaho General Mines, Inc. with and into General Moly, with General Moly being the surviving entity. In connection with the Reincorporation, all of the outstanding securities of Idaho General Mines, Inc. were converted into securities of General Moly on a one-for-one basis. For purposes of the Company’s reporting status with the Securities and Exchange Commission, General Moly is deemed a successor to Idaho General Mines, Inc.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis of our financial condition and plan of operations should be read in conjunction with our financial statements and the notes to those statements included elsewhere in this Annual Report on Form 10-KSB/A. This discussion contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth under “Risk Factors” and elsewhere in this Annual Report, our actual results may differ materially from those anticipated in these forward-looking statements.

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

Results of Operations

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Our net loss for the year ended December 31, 2006 was $12,305,266 as compared to a net loss of $4,497,447 for the year ended December 31, 2005. The increase of $7,807,819 is attributable primarily to costs incurred in connection with exploration activities and our Plan of Operations, Environmental Impact Statement and bankable feasibility study. We have also incurred higher corporate and administrative costs in a number of areas consistent with our substantially increased activity levels. These costs include employee compensation expenses, expansion or corporate personnel and associated costs, marketing and investor relations expense, general legal expenses, and accounting and compliance issues reflecting the greater complexity of our operations.

Exploration and development expenditures of $6,145,850 were incurred at our Mount Hope and Hall Tonopah projects during 2006 and we will see these expenses escalate over the next year. In 2005 we incurred $2,384,366 in exploration and development expenditures at the Mount Hope Project as exploration and development activity proceeded at a very aggressive pace. This is consistent with our stated objective to complete our Mount Hope Project plans and to focus on the permitting required to bring the project to commercial production. All of the expenditures during the 2005 fiscal year were related to this objective and associated feasibility study costs represent the majority of expenditures at the Mount Hope Project.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Our net loss for the year ended December 31, 2005 was $4,497,447 compared to a net loss of $3,004,791 for the year ended December 31, 2004. The increase of $1,492,656 is attributable primarily to property exploration and evaluation activities and the Mount Hope feasibility study. During the second, third and fourth quarters of 2005 we incurred permitting and associated expenses that significantly contributed to additional operating expenses. We also incurred higher corporate and administrative costs in a number of areas consistent with our substantially increased activity levels. These costs include new hires and employee compensation expenses, marketing and investor relations expenses, general legal expenses, and accounting and compliance issues reflecting the greater complexity of our operations.

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

Our cash balance as at December 31, 2006 was $17,882,543 compared to $256,773 as of December 31, 2005. Total assets as at December 31, 2006 were $27,104,256 compared to $1,242,214 as of December 31, 2005. These increases were due to receipt of proceeds from to the private placements of our securities that were completed on January 10, 2006 and February 15, 2006, offset by the expenditures for purchase of the Hall Tonopah property and the purchase of the Gale Ranch and water rights. Liabilities as at December 31, 2006 were $1,153,280 compared to $815,753 as of December 31, 2005. This increase in liabilities reflects our increase in activity over the past year.

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

The Mount Hope Lease may be terminated upon the expiration of its 30-year term, earlier at our election, or upon our material breach and failure to cure such breach. If we terminate the lease, termination is effective 30 days after receipt by MHMI of our written notice to terminate the Mount Hope Lease. Set forth below is a schedule of our contractual obligations for payments under the Mount Hope lease agreement in order to keep the lease in effect:

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
_____________
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

(4)
“Construction Capital Cost Estimate” means our projected costs plus 10% to put the Mount Hope property into commercial production calculated in accordance with the Mount Hope Lease. See Part I, Items 1&2 Description of Business and Properties—description of Mount Hope Project—Royalty, Agreements and Encumbrances in the Form 10-KSB for the year ended December 31, 2006 for further information relating to the calculation of these costs and payments.

Changes in Accounting Policies

We did not change our accounting policies during fiscal 2004, 2005, or 2006.

ITEM 7. FINANCIAL STATEMENTS

GENERAL MOLY, INC.
(An Exploration Stage Company)

FINANCIAL STATEMENTS
December 31, 2006

GENERAL MOLY, INC.
(An Exploration Stage Company)

December 31, 2006

CONTENTS

Report of Independent Registered Public Accounting Firm	7

Financial Statements:

Balance Sheets as of December 31, 2006 and December 31, 2005	8

Statements of Operations for the twelve months ended December 31, 2006, December 31, 2005 and December 31, 2004 and for the period from inception of Exploration Stage until December 31, 2006	9

Statements of Cash Flows for the twelve months ended December 31, 2006, December 31, 2005 and December 31, 2004 and for the period from inception of Exploration Stage until December 31, 2006	10

Statement of Stockholders’ Equity as of December 31, 2006, December 31, 2005, December 31, 2004, December 31, 2003, and December 31, 2002	11

Notes to Financial Statements	13

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of General Moly, Inc:

In our opinion, the accompanying balance sheets and the related statements of operations, of cash flows and of stockholders equity present fairly, in all material respects, the financial position of General Moly, Inc. and its subsidiaries (an exploration stage company) at December 31, 2006 and 2005, and the results of its operations and of its cash flows for each of the three years in the period ended December 31, 2006 and, cumulatively, for the period from January 1, 2002 (date of inception) to December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in note 2 to the financial statements, the Company restated its 2006, 2005 and 2004 financial statements.

As discussed in Note 3, the Company will require substantial additional capital to fund operations and to develop, construct and operate its planned facilities at its mining sites. There is no assurance that the Company will be able to obtain the necessary financing on customary terms, or at all.

PricewaterhouseCoopers LLP
Denver, Colorado
November 14, 2007

GENERAL MOLY, INC.
(AN EXPLORATION STAGE COMPANY)

BALANCE SHEETS

(RESTATED - NOTE 2)

	December 31, 2006	December 31, 2005
ASSETS:
CURRENT ASSETS
Cash and cash equivalents	$17,882,543	$256,773
Tax refund receivable	—	29,514
Employee advances	—	9,000
Deposits	146,563	—
Prepaid expense	46,223	4,113
Total Current Assets	18,075,329	299,400
PROPERTY AND EQUIPMENT, net	430,638	53,333
LAND AND MINING CLAIMS	8,598,289	889,481
TOTAL ASSETS	$27,104,256	$1,242,214
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,076,474	$815,753
Current portion of long term debt	19,006	—
Total Current Liabilities	1,095,480	815,753
Long term debt, net of current portion	57,800	—
Total Liabilities	1,153,280	815,753
COMMITMENTS AND CONTINGENCIES - NOTE 11
STOCKHOLDERS’ EQUITY
Preferred stock, Series A, $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized, 43,397,540 and 16,486,015 shares issued and outstanding, respectively	43,398	16,486
Additional paid-in capital	46,016,716	8,213,847
Accumulated deficit before exploration stage	(212,576)	(212,576)
Accumulated deficit during exploration stage	(19,896,562)	(7,591,296)
Total Stockholders’ Equity	25,950,976	426,461
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$27,104,256	$1,242,214

GENERAL MOLY, INC.
(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF OPERATIONS

(RESTATED - NOTE 2)

	Years Ended
	December 31, 2006	December 31, 2005	December 31, 2004	January 1, 2002 (Inception of Exploration Stage) to December 31, 2006
REVENUES	$0	$0	$0	$0
OPERATING EXPENSES:
Property research, exploration and development	6,145,850	2,384,366	1,821,854	10,352,070
General and administrative expense	7,075,504	2,119,610	1,253,994	10,544,874
TOTAL OPERATING EXPENSES	13,221,354	4,503,976	3,075,848	20,896,944
LOSS FROM OPERATIONS	(13,221,354)	(4,503,976)	(3,075,848)	(20,896,944)
OTHER INCOME
Interest and dividend income	916,088	6,529	2,048	935,530
Realized gain on marketable securities	—	—	9,245	5,089
Realized income from timber sales	—	—	59,764	59,764
TOTAL OTHER INCOME	916,088	6,529	71,057	1,000,383
LOSS BEFORE TAXES	(12,305,266)	(4,497,447)	(3,004,791)	(19,896,561)
INCOME TAXES	—	—	—	—
NET LOSS	$(12,305,266)	$(4,497,447)	$(3,004,791)	$(19,896,561)
BASIC AND DILUTED NET LOSS PER
SHARE OF COMMON STOCK	$(0.33)	$(0.31)	$(0.50)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING—BASIC AND DILUTED	37,302,547	14,508,054	5,988,288

GENERAL MOLY, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(RESTATED - NOTE 2)

	Year Ended December 31, 2006	Year Ended December 31, 2005	Year Ended December 31, 2004	1-Jan-02 (Inception of Exploration Stage) to December 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,305,266)	$(4,497,447)	$(3,004,791)	$(19,896,561)
Adjustments to reconcile net loss to net cash used by operating activities:
Services and expenses paid with common stock	331,023	114,375	396,660	788,558
Expenses paid with common stock units	—	28,500	869,010	897,510
Depreciation and amortization	57,578	11,215	4,229	73,022
Gain on sale of investments	—	—	(9,245)	(9,245)
Unrealized loss on securities	—	—	—	4,157
Adjustment to Equity	(7,684)			(7,684)
Management and administrative fees paid with common stock options	2,105,021	279,713	833,980	3,310,237
Decrease (increase) in employee advances	9,000	(9,000)	—	—
Decrease (increase) in prepaid expenses and deposits	(188,673)	(33,627)	—	(222,300)
Increase (decrease) in accounts payable and accrued expenses	260,721	775,950	39,803	1,076,474
Decrease (increase) in tax refunds	29,514	—	—	29,514
Accounts payable, related party	—	—	(35,000)	—
Net cash used by operating activities	(9,708,766)	(3,330,321)	(905,354)	(13,956,318)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for the purchase of equipment	(320,030)	(13,662)	(44,315)	(378,007)
Purchase of securities	—	—	—	(136,987)
Purchase of mining property, claims, options	(7,746,856)	(15,690)	(24,772)	(7,787,318)
Cash provided by sale of marketable securities	—	—	136,756	246,839
Net cash provided (used) by investing activities	(8,066,886)	(29,352)	67,669	(8,055,473)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock	35,401,422	2,915,948	1,530,750	39,848,121
Net cash provided by financing activities:	35,401,422	2,915,948	1,530,750	39,848,121
Net increase (decrease) in cash and cash equivalents	17,625,770	(443,725)	693,065	17,836,330
Cash and cash equivalents, beginning of period	256,773	700,498	7,433	46,213
Cash and cash equivalents, end of period	$17,882,543	$256,773	$700,498	$17,882,543
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid	$—	$—	$—	—
Interest paid	—	—	—	—
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for equipment	—	10,800	—	10,800
Common stock and warrants issued for property	—	—	748,818	748,818

GENERAL MOLY, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY

(RESTATED - NOTE 2)

	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance, January 1, 2002	3,140,469	$3,140	$441,864	$(2,368)	$(212,576)	$230,060
Issuance of Common Stock
for directors’ fees	285,000	285	18,240			18,525
Unrealized Losses on marketable securities				(6,553)		(6,553)
Net loss for the year ended December 31, 2002					(20,146)	(20,146)
Balance, December 31, 2002	3,425,469	$3,425	$460,104	$(8,921)	$(232,722)	$221,886
Issuance of Common Stock
for directors’ fees	80,000	80	7,920			8,000
Issuance of Common Stock
purchase options for management and administrative fees			11,500			11,500
Unrealized gains on marketable securities				19,928		19,928
Net loss for the year ended December 31, 2003					(68,911)	(68,911)
Balance, December 31, 2003	3,505,469	$3,505	$479,524	$11,007	$(301,634)	$192,402
Issuance of Common Stock
for directors’ fees at $0.50 to 0.62 per share	95,000	95	53,405	—	—	53,500
for services and expenses at between $0.11 and $0.85 per share	617,818	618	342,542	—	—	343,160
Issuance of Units of Common Stock and Warrants
for property at $1.46 per unit	525,000	525	767,043	—	—	767,568
for expenses at between $0.40 and $1.44 per unit	875,000	875	868,135	—	—	869,010
for cash at between $0.15 and $0.40 per unit	5,610,555	5,611	1,496,539	—	—	1,502,150
Stock Options
exercised for cash at $0.11 per share	260,000	260	28,340	—	—	28,600
granted at between $0.15 and $0.75 per share	—	—	833,980	—	—	833,980
Unrealized Losses on marketable securities	—	—	—	(11,007)	—	(11,007)
Net loss for year ended December 31, 2004	—	—	—	—	(3,004,791)	(3,004,791)
Balances, December 31, 2004	11,488,842	11,489	4,869,508	—	(3,306,425)	1,574,572
Issuance of Common Stock:
for administration between $0.95 and $1.25 per share	20,000	20	23,480	—	—	23,500

GENERAL MOLY, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (Continued)

(RESTATED - NOTE 2)

	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
exploration expense at $0.75 per share	30,000	30	28,470	—	—	28,500
office furniture at $0.72 and $1.13 per share	15,000	15	10,785	—	—	10,800
for services between $0.72 and $1.13 per share	89,611	90	90,785	—	—	90,875

Issuance of Units of Common Stock and Warrants
for cash between $0.75 and $1.10 per unit	3,853,932	3,854	2,912,094	—	—	2,915,948
Stock Options
exercised between $0.165 and $0.70 per share	988,630	988	(988)	—	—	—
granted at $0.30 and $0.72 per share	—	—	279,713	—	—	279,713
Net loss for the year ended December 31, 2005	—	—	—	—	(4,497,447)	(4,497,447)
Balances, December 31, 2005	16,486,015	$16,486	$8,213,847	$—	$(7,803,872)	$426,461
Issuance of Common Stock:
for services between $1.10 and $3.66 per share	50,000	50	112,516	—	—	112,566
Issuance of Units of Common Stock and Warrants
Units for cash between $1.10 and $2.00 per unit	18,021,936	18,022	33,306,108	—	—	33,324,130
Units for finders fee	170,550	171	307,340	—	—	307,511
Warrants for finders fee			1,735,214	—	—	1,735,214
Cost of offerings including cash costs of $2,282,699			(4,315,426)			(4,315,426)
Stock Warrants:
Issued for services at $1.07 per warrant			79,946			79,946
Exercised between $0.40 and $1.00 per share	5,838,055	5,838	4,471,089	—	—	4,476,927
Cashless exercise of warrants	1,482,147	1,482	(1,482)	—	—	—
Stock Options:
exercised between $0.11 and $0.75 per share	340,000	340	60,330	—	—	60,670
Cashless exercise of stock options	1,008,837	1,009	(1,009)	—	—	—
vested stock options and warrants at $2.10 to $3.68 per share	—	—	2,048,243	—	—	2,048,243
Net loss for the year ended December 31, 2006	—	—	—	—	(12,305,266)	(12,305,266)
Balances, December 31, 2006	43,397,540	$43,398	$46,016,716	$—	$(20,109,138)	$25,950,976

NOTE 1—DESCRIPTION OF BUSINESS

General Moly, Inc. (“the Company” or “GMO”) is a Delaware corporation originally incorporated as General Mines Corporation on November 23, 1925. In 1966, the Company amended its articles of incorporation to change its name to Idaho General Petroleum and Mines Corporation, and amended its articles again in 1967 changing its name to Idaho General Mines, Inc. On October 8, 2007, the Company reincorporated in the State of Delaware (the “Reincorporation”) through a merger involving Idaho General Mines, Inc. and General Moly, Inc., a newly-formed Delaware corporation that was a wholly owned subsidiary of Idaho General Mines, Inc. The Reincorporation was effected by merging Idaho General Mines, Inc. with and into General Moly, with General Moly being the surviving entity. For purposes of the Company’s reporting status with the Securities and Exchange Commission, General Moly is deemed a successor to Idaho General Mines, Inc.

The Company’s historic activities have principally consisted of the exploration for nonferrous and precious metals in and around Shoshone County, Idaho. The Company entered a new exploration stage in early January 2002 when it shifted its focus to minerals exploration. In May 2004, the Company began a search for substantive mineral properties with a focus on metals such as copper, zinc, silver, gold and specialty metals. GMO entered into an option to lease the Mount Hope molybdenum property located in Nevada in November 2004 and exercised that option in October 2005 after several phases of feasibility studies and project design studies which indicated the attractiveness of the project. GMO similarly optioned the Hall Tonopah molybdenum-copper property, also in Nevada, in 2005 and exercised that option to purchase the Hall Tonopah property in March 2006 with the intent of assessing economic feasibility by exploring and assessing the property’s potential. Accordingly, GMO has assumed the role of exploring, and as warranted, developing major mineral deposits which are at a relatively advanced stage and are worthy of economic consideration.

On January 30, 2007, the Company completed the acquisition of all of the issued and outstanding shares of a corporation that owned a royalty interest in our Hall-Tonopah Property (see note 4). Upon its acquisition, the corporation was consolidated as a wholly owned subsidiary of the Company.

NOTE 2 - RESTATEMENT OF PRIOR YEAR FINANCIAL STATEMENTS

The Company has corrected its accounting treatment for certain non-cash adjustments primarily related to the calculation of and recognition of compensation expense and the valuation of warrants to purchase common shares of the Company under FASB Statement 123 - Accounting for Stock-Based Compensation, FASB Statement 123(R) -Share Based Payment and EITF 96-18 - Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Connection with Selling Goods and Services. The Company had utilized volatility assumptions which were too low in determining the value of certain equity instruments issued during the periods and failed to attribute value to certain warrants included as consideration in transactions with third parties. This resulted in the Company valuing equity instruments granted and/or issued at too low of a value and, accordingly, the amounts recorded for these non-cash transactions were understated.

Additionally during the periods, the Company did not account for forfeitures of employee options which occurred prior to vesting, resulting in an overstatement of non-cash compensation expense, and allocated stock-related compensation costs to the incorrect service periods. Furthermore, in the year ended December 31, 2006, the Company incorrectly allocated a portion of the cash consideration paid for water rights to non marketable securities and subsequently impaired such securities, rather than allocating this portion of the consideration to the purchase of such water rights.

In addition, the Company has corrected certain other immaterial errors. At December 31, 2006, the cumulative effect of all changes was an increase to the cost of our land and mining claims of $713,000, an increase in property research, exploration and development expense of $338,000, an increase in general and administration expense of $190,000, a decrease in realized loss on marketable securities of $321,000, and an increase to our net equity of $589,000.

The impact of these errors on each of the Company’s previously issued financial statements, are set forth in the table below (in thousands except per share amounts).

	As Originally Reported	As Restated	Impact of the error Increase (Decrease)
Income Statement for the year ended December 31, 2004
Property research, exploration and development expenses	$1,596	$1,822	$226
General and administrative expenses	812	1,254	442
Net loss	2,337	3,005	668
Basic and fully diluted loss per share	.39	.50	.11
Income Statement for the year ended December 31, 2005
Property research, exploration and development expenses	2,397	2,384	(13)
General and administrative expenses	2,128	2,120	(8)
Net loss	4,518	4,498	(20)
Basic and fully diluted loss per share	.31	.31	-
Income Statement for the year ended December 31, 2006
Property research, exploration and development expenses	6,021	6,146	125
General and administrative expenses	7,320	7,076	(244)
Realized loss on marketable securities	321	0	(321)
Net loss	12,745	12,305	(440)
Basic and fully diluted loss per share	.34	.33	(.01)
Balance Sheet at January 1, 2005
Land and Mining Claims	481	874	393
Total Assets	1,222	1,615	393
Current Liabilities	27	40	13
Additional Paid in Capital	3,822	4,869	1,047
Accumulated Deficit	(2,639)	(3,307)	(668)
Total Stockholders’ Equity	1,195	1,575	380

Balance Sheet at December 31, 2005
Land and Mining Claims	497	889	393
Total Assets	850	1,242	393
Additional Paid in Capital	7,146	8.214	1,068
Accumulated Deficit	(7,157)	(7,804)	(648)
Total Stockholders’ Equity	34	427	393

Balance Sheet at December 31, 2006
Land and Mining Claims	7,885	8,598	713
Total Assets	26,391	27,104	713
Accrued Liabilities	970	1,095	125
Additional Paid in Capital	45,221	46,017	796
Accumulated Deficit	(19,902)	(20,109)	(207)
Total Stockholders’ Equity	25,362	25,951	589

NOTE 3-LIQUIDITY AND CAPITAL REQUIREMENTS (AND SUBSEQUENT EVENT)

On October 4, 2007, the Company’s Board of Directors approved the development of the Mount Hope Project as contemplated in the Bankable Feasibility Study. The development of the Mount Hope Project has an estimated total capital requirement of approximately $1 billion comprised of initial construction cost in excess of $850 million; $50 to $70 million in cash bonding requirements; $27 million in advance royalty payments; and amounts necessary for financing costs and working capital. Such capital requirements are based on management’s estimates based on the Bankable Feasibility Study and other available information, and are subject to change, which changes could be material. The Company will also require additional capital to continue the exploration and evaluation of Hall-Tonopah, as well as continue payment of ongoing general, administrative and operations costs associated with supporting its planned operations, the amounts of which are presently unknown.

The capital will be required through the commencement of Mount Hope production estimated to be in the second half of 2010. Our ability to develop the project on time and on budget is dependent on, among other things, our ability to raise the necessary capital to fund the Mount Hope Project both in sufficient quantity of capital and at the time such capital is needed. Additionally, if the estimated costs of the Mount Hope Project are exceeded we will need to raise additional capital to fund such overruns.

The Company does not currently have the capital necessary to complete the Mount Hope Project and, accordingly, plans to raise the capital on an ongoing basis when needed. Our current business plan and project time schedule will require the Company to raise approximately $200 million in capital from now through December 31, 2008 with $10 to $20 million of such amount required by December 31, 2007. If the Company is unable to raise sufficient quantities of capital when needed, it will be necessary to develop alternative plans that would likely delay the development and completion of the Mount Hope Project. There is no assurance that we will be able to obtain the necessary financing for the Mt. Hope Project on customary terms, or at all.

NOTE 4—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Basic and Diluted Net Loss Per Share

Net loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Diluted net loss per share for GMO is the same as basic net loss per share, as the inclusion of common stock equivalents would be antidilutive.

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

NOTE 5—LAND, MINING CLAIMS, PROPERTY, AND EQUIPMENT

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

On November 12, 2004, GMO entered into an option to lease all property and assets of the Mount Hope Molybdenum Property from Mt. Hope Mines, Inc. Exercise of the option in October 2005 allows GMO to proceed for the next 30 years with permitting, developing and mining the deposit and for so long thereafter as GMO maintains an active operation. At December 31, 2004, the Company had paid $186,044 cash and issued 500,000 shares of common stock with warrants to purchase 500,000 shares of common stock to Mt. Hope Mines, Inc. for the Mount Hope option.

Pursuant to the terms of the lease, the underlying total royalty on production payable to Mt. Hope Mines, Inc., less certain deductions, is 3 percent for a molybdenum price up to $12 per pound, 4 percent for a molybdenum price up to $15 per pound, and 5 percent for a molybdenum price above $15 per pound. GMO is subject to certain periodic payments totaling $1,550,000 to be paid as per schedule between January 2006 and October 2010. GMO has a best efforts obligation, by the third anniversary of the lease, to pay Mt. Hope Mines, Inc. a recoverable periodic payment (advance royalty) of 3 percent of the estimated capital cost of the project. This obligation to pay 3 percent of the construction capital is subject to certain extension provisions through October 2013. Minimum royalty payment after the mine commences operations is $0.27 a pound of molybdenum if produced or $500,000 per year if the plant is idle. Additionally, GMO is obligated to pay Exxon Mineral Company a one percent net smelter royalty on all production

During the year ended December 31, 2005 the Company entered into an option agreement with High Desert Winds LLC (“High Desert”) for High Desert’s approximately ten square mile property in Nye County, Nevada, including water rights, mineral and surface rights, buildings and certain equipment (the “Hall Tonopah Property”). Pursuant to the terms of this agreement, the Company was granted a nine-month option to purchase the Hall Tonopah Property. The Company extended the option agreement with High Desert with payments of $75,000 in June, 2005 and $100,000 in August of 2005. The option to purchase the Hall Tonopah Property was subsequently extended to March 17, 2006 with an $80,000 payment paid on January 17, 2006. On March 17, 2006, the Company entered into a purchase agreement with High Desert whereby it purchased a substantial portion of the Hall Tonopah Property. At closing, the Company paid High Desert a cash payment of approximately $4.5 million for the portion of the Hall Tonopah Property that it purchased and made a deferred payment of $989,789 in November of 2006 for the purchase of the remaining portion of this property for the total purchase price of $5,449,616 including $32,698 in buildings and equipment at the Hall Tonopah site. The primary purpose of the Hall Tonopah purchase was to further the Company’s strategy of exploring and developing potential Molybdenum properties. The buildings and improvements to the property were valued at $32,698 based on a previous recent transaction at the property, and the remaining amount was allocated to the land. At December 31, 2006 and 2005 the Hall Tonopah property was subject to a 12% royalty payable with respect to the net revenues generated from molybdenum or copper minerals removed form the properties purchased. Subsequent to December 31, 2006, the Company acquired the entity that possessed this royalty right. See Note 12 Subsequent Events.

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

In November 2006, the Company purchased from Atlas Precious Metals, Inc. patented millsite claims for $32,090, water rights for $363,687 and fee land in Eureka, Nevada for $26,740 with improvements of $5,350. The primary purpose of this purchase was to acquire the water rights of 1,448 acre feet for the Mount Hope operation.

During the year ended December 31, 2005, the Company purchased acreage at the Turner Gold project for cash and units of common stock and warrants totaling $808,030.

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

Capital assets are recorded at cost. Depreciation is calculated using the straight-line method over three to 20 years. The following is a summary of property, equipment, and accumulated depreciation at December 31, 2006 (restated):

	Cost	Accumulated Depreciation	Net Book Value 2006	Net Book Value 2005
Property and Equipment:
Field Equipment	$15,544	$2,019	$13,525	$5,338
Vehicles	185,951	32,330	153,621	13,976
Office Furniture	32,327	8,593	23,734	17,357
Computer Equipment	211,680	26,193	185,487	16,662
Leasehold Improvements	20,110	1,117	18,993	—
Imp. to Fee Land in Eureka	5,350	45	5,305	—
Bldg & Equip Hall Tonopah	32,698	2,725	29,973	—
Total Property and Equipment	503,660	73,022	430,638	53,333
Land and Mining Claims:
Pine Creek Land	1,450	—	1,450	1,450
Chicago-London Group	80,001	—	80,001	80,001
Turner Gold Land	808,030	—	808,030	808,030
Hall Tonopah Property	5,416,918	—	5,416,918	—
Fee Land Eureka, Nevada	26,740	—	26,740	—
Atlas Water Rights & Millsite Claims	395,777	—	395,777	—
Gale Ranch & Water Rights	1,869,373	—	1,869,373
Total Land and Mining Claims	8,598,289	—	8,598,289	889,481
Total Capital Assets	$9,101,949	$73,022	$9,028,927	$942,814

Total depreciation expense for the years ending December 31, 2006 and 2005 is $57,578 and $11,215

NOTE 6—RELATED PARTY TRANSACTIONS

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

NOTE 7—COMMON STOCK UNITS, COMMON STOCK AND COMMON STOCK WARRANTS

Year ended December 31, 2006

During the year ended December 31, 2006 the Company had two private placements of Common Stock Units. In the first private placement, the Company sold 3,021,936 common stock units for $1.10 per unit. The Company received cash of $3,324,130 less cash placement agent and finder’s fees of $157,699 and issued 170,550 Common Stock Units for finder’s fees valued at $1.80 per unit for a total value of $307,511. Each unit consisted of one of share of common stock with warrants to purchase one-half share of common stock at a price of $1.75 for each whole share for a period of two years. In the second private placement, the Company sold 15,000,000 common stock units for $2.00 per unit. Each unit consisted of one of share of common stock with warrants to purchase one-half share of common stock at a price of $3.75 for each whole share for a period of five years. The Company received cash of $30,000,000 less cash placement agent and finder’s fees of $2,125,000 and issued 800,000 warrants to purchase shares of common stock at a price of $3.75 for each whole share for a period of five years for finder’s fees valued at $2.17 per warrant for a total value of $1,725,216.

Also in the year ended December 31, 2006, the Company issued 1,482,147 shares of common stock for the cashless exercise of warrants and 1,008,837 shares of common stock for the cashless exercise of stock options. Warrants and options in the amount of 5,838,055 and 340,000 were exercised for cash in the amount of $4,476,927 and $60,670 respectively, less combined brokerage fees of $230,684. The Company issued 50,000 shares of common stock for services valued at $112,566. The Company issued 75,000 warrants to purchase shares of common stock at a price of $2.10 for a period of two years in exchange for services valued at $1.07 per warrant for a total value of $79,946.

Year ended December 31, 2005

During the year ended December 31, 2005 the Company had two private placements of Common Stock Units. In the first private placement, the Company sold 2,998,932 common stock units for $0.75 per unit. Each unit consisted of one share of common stock with warrants to purchase one share of common stock at a price of $1.00 per share for a period of two years. The Company received cash of $2,249,200 less cash placement agent and finder’s fees of $143,252. In the second private placement, the Company sold 420,000 common stock units for $1.10 per unit. Each unit consisted of one of share of common stock with warrants to purchase one-half share of common stock at a price of $1.75 for each whole share for a period of two years. The Company received cash of $462,000.

Additionally, during the year ended December 31, 2005, warrants to purchase 435,000 shares of common stock were exercised for cash of $348,000. The Company also issued 89,611 shares of common stock for services valued at $90,875, issued 20,000 shares of common stock for management valued at $23,500, issued 15,000 shares of common stock for property valued at $10,800, and issued 30,000 shares of stock for exploration expense at $28,500. Additionally, upon the cashless exercise of options, the Company issued 988,630 shares of common stock.

Year ended December 31, 2004

During the year ended December 31, 2004 the Company had two private placements of Common Stock Units. In the first private placement, the Company sold 2,563,333 common stock units for $0.15 per unit. Each unit consisted of one of share of common stock with warrants to purchase one share of common stock at a price of $0.40 per share for a period of two years. The Company received cash of $384,500. In the second private placement, the Company sold 3,047,222 common stock units for $0.36 to $0.40 per unit. Each unit consisted of one of share of common stock with warrants to purchase one share of common stock at a price of $0.80 for each whole share for a period of two years. The Company received cash of $1,205,000 less cash placement agent and finder’s fees of $87,350.

During 2004, the Company issued 500,000 common stock units in connection with the Mount Hope Option (see Note 5). Each unit consisted of one share of common stock and warrants to purchase one share of common stock for $0.80 per common share for a period of seven years. The Company valued the units at $1.44 for a total value of $719,010. In connection with the Mount Hope Option the Company issued 375,000 units to an individual as a finder’s fee. Each unit consisted of one share of common stock and one warrant to purchase one share of common stock for $.80 per common share for a period of two years. The Company valued the units at $.40 per unit for a total value of $150,000.

During 2004, the Company issued 525,000 common stock units in connection with the Turner Gold acquisition (see Note 5). Each unit consisted of one share of common stock and warrants to purchase one share of common stock for $0.80 per common share for a period of five years. The Company valued the units at $1.47 per unit for a total value of $735,035. In connection with the Turner Gold acquisition the Company issued 25,000 units to an individual as a finder’s fee. Each unit consisted of one share of common stock and one warrant to purchase one share of common stock for $.80 per common share for a period of two years. The Company valued the units at $1.30 per unit for a total value of $32,533.

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

NOTE 8—PREFERRED STOCK

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

NOTE 9—COMMON STOCK OPTIONS

During 2006, the board of directors and shareholders adopted the Company 2006 Equity Incentive Plan (the “2006 Plan”). During 2004, the board of directors and shareholders adopted the Company 2003 Stock Option Plan (the “2003 Plan” and together with the 2006 Plan, the “Plans”). The purpose of the Plans is to give the Company greater ability to attract, retain, and motivate its officers and key employees. The Plans are intended to provide the Company with ability to provide incentives more directly linked to the success of the Company’s business and increases in shareholder value.

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

During the year ended December 31, 2006, the Company granted 1,665,000 non-qualified stock options outside of the Plans with an exercise price ranging from $2.25 to $3.68 with vesting at various dates through 2008. These options were granted to members of the board of directors, officers, and employees of the Company. No options or stock grants were made under the 2006 Plan during the year ended December 31, 2006. The Company issued 60,000 of ISOs within the 2003 Plan with an exercise price of $2.10 with vesting at various dates through 2008. The fair value of each option is estimated on the issue date using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating the fair value: risk free interest of 5%; volatility of 101%; dividend rate of 0% and expected life of 2.4 years. The total value of options awarded during 2006 was calculated at $3,256,952. Expense was recorded of $2,048,243 for the options which vested in 2006.

During the year ended December 31, 2005, the Company granted 950,000 incentive stock options (enabling the option holders to purchase 950,000 shares of common stock) under the 2003 Plan with an exercise price of $0.72 and vesting at various dates through 2007 with expirations at various dates through 2012. These options were granted to officers and employees. The fair value of each option is estimated on the issue date using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value: risk free interest of 4%; volatility of 73%; dividend rate of 0%; and expected life of 2 years. The total value was calculated at $307,800. Expense was recorded of $279,713 for the options that vested in the year 2005.

During the year ended December 31, 2004, the Company granted 1,485,000 non-qualified stock options outside of the 2003 Plan and 1,910,000 incentive stock options under the 2003 Plan with exercise prices ranging from $0.15 to $0.75 and expirations at various dates through 2011. These options were granted to officers, directors, and other related parties. The fair value of each option is estimated on the issue date using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value: risk free interest rate of 4%; volatility of 165% to 198%; dividend rate of 0%; and expected life of 2 years. The total value was calculated at $893,354. Expense was recorded of $833,980 for the options which vested in 2004.

The following is a summary of the Company’s stock option plans as of December 31, 2006:

	Number of Securities to be Issued Upon Exercise of Outstanding Option	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans not approved by security holders	3,110,000	$1.64	n/a
Equity compensation plans approved by security holders:
2006 Plan	—	—	3,500,000	(1)
2003 Plan	540,000	0.59	360,000
Total	3,650,000	$1.49	3,860,000
______________________
(1)
The aggregate number of shares of common stock that may be issued pursuant to awards granted under the 2006 Equity Incentive Plan will not exceed 3,500,000 plus the number of shares that are ungranted and those that are subject to reversion under 2003 Stock Plan. Shares under the 2003 Plan that become eligible for awards under the 2006 Plan may not be granted again under the 2003 Plan.

The following is a summary of stock option activity in 2004, 2005 and 2006:

	Number of Shares Under Options	Weighted Average Exercise Price
Outstanding January 1, 2004	1,150,000	$0.11
Granted	3,395,000	0.37
Exercised	260,000	0.11
Forfeited	—	—
Expired	—	—
Outstanding at December 31, 2004	4,285,000	$0.32
Options exercisable at December 31, 2004	3,315,000
Weighted average fair value of options granted during 2004	$0.26
Outstanding January 1, 2005	4,285,000	$0.32
Granted	950,000	0.72
Exercised	1,215,000	0.25
Forfeited	—
Expired	—
Outstanding December 31, 2005	4,020,000	$0.44
Exercisable at December 31, 2005	3,030,000
Weighted Average Fair Value Granted During 2005	$0.32
Outstanding January 1, 2006	4,020,000	$0.44
Granted	1,725,000	3.02
Exercised	1,615,000	0.49
Forfeited	480,000	1.57
Expired	—
Outstanding December 31, 2006	3,650,000	$1.49
Exercisable at December 31, 2006	2,705,000
Weighted Average Fair Value Granted During 2006	$3.10
Fair Market Values	$2.53

NOTE 10—INCOME TAXES

At December 31, 2006, 2005 and 2004 the Company had deferred tax assets principally arising from the net operating loss carry forwards for income tax purposes multiplied by an expected rate of 34%. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax assets, a valuation allowance equal to the deferred tax asset has be established at December 31, 2006, December 31, 2005, and December 31, 2004. The significant components of the deferred tax asset at December 31, 2006, 2005 and 2004 were as follows:

	December 31, 2006	December 31, 2005	December 31, 2004
Net operating loss carry forward	$8,425,000	$3,150,000	$1,030,000
Deferred tax asset	$2,864,500	$1,071,000	$305,200
Deferred tax asset valuation allowance	$(2,864,500)	$(1,071,000)	$(305,200)
Net deferred tax asset	$—	$—	$—

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

The Mount Hope Lease may be terminated upon the expiration of its 30-year term, earlier at our election, or upon our material breach and failure to cure such breach. If we terminate the lease, termination is effective 30 days after receipt by MHMI of our written notice to terminate the Mount Hope Lease. Set forth below is a schedule of the Company’s contractual obligations for payments under the Mount Hope lease agreement during the term of the agreement in order to keep the lease in effect:

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
_____________________
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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES

(a) Restatement of Financial Statements

As discussed in Note 2 to the financial statements contained in this Amendment, management of the Company has amended its Annual Report on Form 10-KSB for the year ended December 31, 2006, to restate the Company's annual financial statements for the years ended December 31, 2006, 2005, and 2004 and its quarterly consolidated financial statements for each of the quarters in the year ended December 31, 2006 and the two quarters in the six months ended June 30, 2007. The Company has corrected its accounting treatment for certain non-cash adjustments primarily related to the calculation of and recognition of compensation expense and the valuation of warrants to purchase common shares of the Company under FASB Statement 123 - Accounting for Stock-Based Compensation, FASB Statement 123(R) -Share Based Payment and EITF 96-18 - Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Connection with Selling Goods and Services. The Company had utilized volatility assumptions which were too low in determining the value of certain equity instruments issued during the periods and failed to attribute value to certain warrants included as consideration in transactions with third parties. This resulted in the Company valuing equity instruments granted and/or issued at too low of a value and, accordingly, the amounts recorded for these non-cash transactions were understated.

In addition, the Company has corrected certain other immaterial errors. During the periods, the Company did not account for forfeitures of employee options which occurred prior to vesting, resulting in an overstatement of non-cash compensation expense, and allocated stock-related compensation costs to the incorrect service periods. Furthermore, in the year ended December 31, 2006, the Company incorrectly allocated a portion of the cash consideration paid for water rights to non marketable securities and subsequently impaired such securities, rather than allocating this portion of the consideration to the purchase of such water rights.

At December 31, 2006, the cumulative effect of all changes was an increase to the cost of our land and mining claims of $713,000, an increase in property research, exploration and development expense of $338,000, an increase in general and administration expense of $190,000, a decrease in realized loss on marketable securities of $ 321,000, and an increase to our net equity of $589,000.

(b) Evaluation of disclosure controls and procedures

Management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate disclosure controls and procedures for GMO.

Disclosure controls and procedures mean controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms. GMO's disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by GMO in the reports that it files or submits under the Exchange Act is accumulated and communicated to GMO's management, including GMO's principal executive and principal financial officers, or other persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As a result of the restatement discussed above, in connection with the filing of this Annual Report on Form 10-KSB/A management of the Company, under the supervision and with the participation of the Company's principal executive and financial officers, has re-evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act ) as of December 31, 2006. Based upon this re-evaluation, and as a result of the material weaknesses as discussed below, the Company's principal executive and principal financial officers, have concluded that its disclosure controls and procedures were not effective as of December 31, 2006.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. Management determined that the following control deficiency constituted a material weakness in internal control over financial reporting at December 31, 2006.

The Company did not maintain effective controls over the valuation and accuracy of stock compensation expense and warrants to purchase common stock. Specifically, the Company did not maintain effective controls to ensure the accurate calculation of and recognition of compensation expense and the valuation of warrants to purchase common shares of the Company in accordance with accounting principles generally accepted in the United States of America. The control deficiency resulted in the restatement of the Company's financial statements for the years ended December 31, 2006, 2005 and 2004, each of the quarterly periods in 2006 and the first two quarters of 2007, affecting property research, exploration and development expenses, general and administrative expenses, land and mining claims, additional paid in capital and accumulated deficit. Additionally, the control deficiency could result in the misstatement of the aforementioned accounts that would result in a material misstatement of the financial statements that would not be prevented or detected.

(c) Status of Remediation of Material Weakness as of the Date of Filing

1.
The Company has reviewed the factors that existed at December 31, 2004 and the improvements that have been put in place from December 31, 2004 to the present: In the past two years the Company has brought all accounting processes in-house and hired internal staff with the requisite experience to match the increasing complexity of the Company and its operations. During 2006, the Company hired a controller who was responsible for reviewing the assumptions around, and recording of all new equity related transactions during 2006 and through the first 2 quarters of 2007.

2.	During 2006 we acquired a third party stock option software which tracks equity instruments and automatically calculates amounts necessary to properly record compensation for share based payments.

3.
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

4.
In 2006 we engaged an outside consulting firm to assist the Company in understanding, implementing and reviewing disclosure controls and procedures. In June 2007 we added a position to devote full time to understanding, implementing and reviewing disclosure controls and procedures, while at the same time continuing to utilize the outside consulting firm engaged in 2006.

5.
In December 2006 the Company announced and put into place a program to significantly expand the Executive Team of the Company. As a part of the team expansion, the Company has hired new officers with substantially greater knowledge of and experience in internal controls and complex financial instruments. The CEO and Financial Officers of the Company have been hired/appointed to their present positions beginning January 2007 as follows:

a.	Chief Executive Officer - January 2007
b.	Chief Financial Officer - April 2007
c.	Controller and Treasurer - June 2007

As part of the monthly and quarterly closing process, the controller, with the oversight of the CFO tracks equity instrument transactions during each quarter and reviews the results of the stock option software for the recording of share based payments, to ensure such calculations are complete and accurate and that valuation is in accordance with accounting principals generally accepted in the United States.

6.	A new board member and chairman of the audit committee with substantial experience and knowledge in internal controls and complex financial instruments was appointed in April 2007.

In August 2007, the CEO, the financial officers and the Audit Committee of the Company elected to undertake an extensive internal review of the financial statements included in the Form 10-KSB for the year ended December 31, 2006 and the six months ended June 30, 2007 on Form 10-QSB to, among other things, gain assurance that prior financial statements issued in connection with the SEC filings were fairly presented and, if not fairly presented to ensure that adequate steps were taken to correct any errors in previously filed financial statements.  In either event the Company desired to enhance and, if needed, remediate the effectiveness of disclosure controls and procedures if warranted. Such internal review was completed on November 7, 2007. Upon completion of this review and in consideration of the process improvements described above, we believe the material weaknesses that existed at December 31, 2006 have been remediated as of the date of this filing.

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

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 13. EXHIBITS

Exhibit Number	Description of Exhibit
3.1(9)	Amended and Restated Articles of Incorporation adopted November 4, 2004 and Articles of Amendment to the Amended and Restated Articles of Incorporation dated November 15, 2004
3.2(10)	Amended and Restated Bylaws adopted January 30, 2007
4.1(9)	Shareholder Rights Agreement dated September 22, 2005
4.2(2)	First Amendment to Shareholders Rights Agreement dated February 14, 2006
4.3(11)	Second Amendment to Shareholders Rights Agreement dated September 8, 2006
4.4(12)	Third Amendment to Shareholders Rights Agreement dated November 10, 2006
4.5(2)	Form of Security Purchase Agreement in connection with the private placement completed February 15, 2006
4.6(2)	Form of Common Stock Purchase Warrant in connection with the private placement completed February 15, 2006
4.7(2)	Form of Common Stock Warrant Issued Pursuant to Placement Agent Agreement in connection with the private placement completed February 15, 2006
4.8(4)	Form of Subscription Agreement in connection with the private placement completed January 10, 2006
4.9(4)	Form of Subscription Agreement for Regulation S Offering in connection with the private placement completed January 10, 2006
4.10(4)	Form of Common Stock Purchase Warrant in connection with the private placement completed January 10, 2006
4.11(4)	Letter #1 to Investors regarding Registration Rights dated January 6, 2006 in connection with the private placement completed January 10, 2006
4.12(4)	Letter #2 to Investors regarding Registration Rights dated January 6, 2006 in connection with the private placement completed January 10, 2006
10.1(5)	Lease Agreement dated October 17, 2005 between the Company and Mount Hope Mines, Inc.
10.2(6)	Option to Lease dated November 12, 2004, between the Company and Mount Hope Mines, Inc.
10.3(6)	Margaret Purchase Agreement dated September 28, 2004, between the Company and Jane Ellen Leigh
10.4(9)
Option to Purchase Agreement dated February 14, 2005 between the Company and High Desert Winds, LLC, Addendum to Option to Purchase Agreement dated June 15, 2005, Second Addendum to Option to Purchase Agreement dated January 4, 2006 and Third Addendum to Option to Purchase Agreement dated March 2006 (Confidential treatment has been requested for certain portions of this exhibit, and such confidential portions have been separately filed with the Securities Exchange Commission.)

10.5(9)	Asset Purchase Agreement dated March 17, 2006 between the Company and High Desert Winds, LLC
10.6(7)	Amended and Restated Employment Agreement dated January 30, 2007 between the Company and Robert L. Russell
10.7(7)	Amended and Restated Employment Agreement dated January 30, 2007 between the Company and Robert L. Dumont
10.8(13)	Employment Agreement dated January 30, 2007 between the Company and Bruce D. Hansen
10.9(3)	2003 Stock Option Plan of the Company
10.10(3)	Form of Stock Option Agreement under 2003 Stock Option Plan of the Company
10.11(9)	Modification to Mount Hope Mines Lease Agreement dated January 26, 2006
10.12(8)	2006 Equity Incentive Plan of the Company
10.13(16)	Form of Stock Option Grant Notice and Agreement under 2006 Equity Incentive Plan of the Company
10.14(16)	Form of Restricted Stock Agreement under 2006 Equity Incentive Plan of the Company
10.15(14)	Form of Non-Employee Option Award Agreement
10.16(14)	Form of Employee Stock Option Agreement
10.17(16)	Stock Purchase Agreement dated December 11, 2006 between the Company and Equatorial Mining Limited

14.1(15)	Code of Conduct and Ethics of the Company adopted June 30, 2006
21.1(16)	Subsidiaries of the Company
23.1(1)	Consent of PricewaterhouseCoopers LLP
31.1(1)	Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a)
31.2(1)	Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a)
32.1(1)	Certification of CEO pursuant to Section 1350
32.2(1)	Certification of CFO pursuant to Section 1350
__________________
(1)	Filed herewith.

(2)	Incorporated by reference to the Current Report on Form 8-K filed by the Company on February 17, 2006.

(3)	Incorporated by reference to the General Form for Registration of Securities of Small Business Issuers on Form 10-SB/A filed by the Company on May 14, 2004.

(4)	Incorporated by reference to the Current Report on Form 8-K filed by the Company on January 17, 2006.

(5)	Incorporated by reference to the Current Report on Form 8-K filed by the Company on January 23, 2006.

(6)	Incorporated by reference to the Annual Report on Form 10-KSB filed by the Company on April 6, 2005.

(7)	Incorporated by reference to the Current Report on Form 8-K filed by the Company on April 25, 2005.

(8)	Incorporated by reference to the definitive Schedule 14A filed by the Company on November 8, 2006.

(9)	Incorporated by reference to the Form 10KSB filed by the Company on March 31, 2006.

(10)	Incorporated by reference to the Form 8-K filed by the Company on February 5, 2007.

(11)	Incorporated by reference to the Form 8-K filed by the Company on September 14, 2006.

(12)	Incorporated by reference to the Form 8-K filed by the Company on November 14, 2006.

(13)	Incorporated by reference to the Form 8-K filed by the Company on February 5, 2007.

(14)	Incorporated by reference to the Form S-8 filed by the Company on January 12, 2007.

(15)	Incorporated by reference to the Form 8-K filed by the Company on July 7, 2006.

(16)	Incorporated by reference to the Form 10KSB filed by the Company on April 3, 2007.

SIGNATURES

In accordance with the requirements of the Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Lakewood, Colorado on November 15, 2007.

GENERAL MOLY, INC.

By:	/s/ Bruce D. Hansen
Name:	Bruce D. Hansen
Title:	Chief Executive Officer
(Principal Executive Officer)