Form 10QSB/A
period 2007-03-31
General Moly, Inc
filed 2007-11-15
CIK 1275229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
Amendment #2

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

General Moly, Inc.
(Name of small business issuer in its charter)

DELAWARE	001-32986	91-0232000
(State or other jurisdiction of incorporation or organization)	Commission File Number	(I.R.S. Employer

1726 Cole Blvd., Suite 115
Lakewood, CO 80401
Telephone: (303) 928-8599
(Address and telephone number of principal executive offices)

Idaho General Mines, Inc.
10 North Post St., Suite 610
Spokane, WA 99201
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. YES ☒     NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐NO ☒

The number of shares outstanding of registrant’s common stock as of May 10, 2007 was 54,363,631.

Transitional Small Business Disclosure Format (check one): YES ☐ NO ☒

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-QSB/A (this “Amendment”) amends and restates items identified below with respect to the Form 10-QSB and Amendment No. 1 on Form 10-QSB/A filed by General Moly, Inc. (formerly “Idaho General Mines, Inc.”) (“we” or the “Company”) for the period ended March 31, 2007 with the Securities and Exchange Commission (the “SEC”) on May 16, 2007 and June 5, 2007, respectively (the “Original Filing”). The purpose of this Amendment is to amend and restate the previously issued financial statements included in the Original Filing for the reasons described in Note 2 to the financial statements included in Item 1 (Financial Statements) herein. Other than as set forth below, the items of the Original Filing continue to speak as of the date of the original filing date thereof, and the disclosure relating to such items is not being updated.

This Amendment amends and restates the information in Item 1 (Financial Statements) and Item 2 (Management’s Discussion and Analysis of Operation) of the Original Filing. Except for the foregoing amended and restated information and the information set forth below under the heading “Subsequent Event,” this Amendment continues to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that have occurred after the date of the Original Filing, or to modify or update those disclosures affected by subsequent events. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that have occurred or facts that have become known to us after the date of the Original Filing, and such forward-looking statements should be read in their historical context. This Amendment should be read in conjunction with the Company’s filings made with the SEC subsequent to the Original Filing, including any amendments to those filings.

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

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GENERAL MOLY, INC.
(AN EXPLORATION STAGE COMPANY)
Consolidated BALANCE SHEETS
(Unaudited - Dollars in thousands, except per share amounts)
(Restated - Note 2)

	March 31, 2007	December 31 2006

ASSETS:
CURRENT ASSETS
Cash and cash equivalents	$24,023	$17,883
Other Receivables	2	—
Deposits	310	146
Prepaid expense	28	46
Total Current Assets	24,363	18,075
PROPERTY AND EQUIPMENT, net	535	431
RECLAMATION BOND	490	—
LAND AND MINING CLAIMS	13,324	8,598
TOTAL ASSETS	$38,712	$27,104

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$2,296	$1,076
Provision for post closure monitoring costs	212	—
Current portion of long term debt	29	19
Total Current Liabilities	2,537	1,095
Provision for post closure monitoring cost, net of current portion	502	—
Long term debt, net of current portion	73	58
Total Liabilities	3,112	1,153
STOCKHOLDERS’ EQUITY
Preferred stock, Series A, $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized, 44,205,545 and 43,397,540 shares issued and outstanding, respectively	44	43
Additional paid-in capital	50,397	46,017
Common stock issuable	14,341	—
Accumulated deficit before exploration stage	(213)	(213)
Accumulated deficit during exploration stage	(28,969)	(19,896)
Total Stockholders’ Equity	35,600	25,951
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$38,712	$27,104

The accompanying condensed notes are an integral part of these financial statements.

GENERAL MOLY, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited - In thousands except per share amounts)
(Restated - Note 2)

	Three Months Ended		January 1, 2002 Inception of Exploration Stage) to
	March 31, 2007	March 31, 2006	March 31, 2007

REVENUES	$—	$—	$—

OPERATING EXPENSES:
Property research, exploration and development	3,842	1,270	14,194
General and administrative expense	5,399	1,062	15,944
TOTAL OPERATING EXPENSES	9,241	2,332	30,138

LOSS FROM OPERATIONS	(9,241)	(2,332)	(30,138)

OTHER INCOME
Interest and dividend income	168	144	1,103
Realized gain on marketable securities	—	—	5
Income from timber sales	—	—	60
TOTAL OTHER INCOME	168	144	1,168

LOSS BEFORE TAXES	(9,073)	(2,188)	(28,970)

INCOME TAXES	—	—	—

NET LOSS	$(9,073)	$(2,188)	$(28,970)

BASIC AND DILUTED NET LOSS PER SHARE OF COMMON STOCK	$(0.21)	$(0.07)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	43,746	30,910

The accompanying condensed notes are an integral part of these interim financial statements.

GENERAL MOLY, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - In thousands)
(Restated - Note 2)

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006	January 1, 2002 (Inception of Exploration Stage to March 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,073)	$(2,188)	$(28,970)
Adjustments to reconcile net loss to net cash used by operating activities:
Services and expenses paid with common stock	304	308	1,991
Depreciation and amortization	33	5	106
Gain on sale of investments	—	—	(9)
Unrealized loss on securities	—	—	4
Adjustment to equity	—	—	(8)
Equity compensation management and directors	3,131	108	6,441
Decrease (increase) in employee advances	—	9	—
Decrease (increase) in prepaid expenses and deposits	(146)	32	(368)
Decrease (increase) in accounts payable and accrued expenses	1,166	(385)	2,272
Net cash used by operating activities	(4,585)	(2,111)	(18,541)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for the purchase of equipment	(104)	(39)	(482)
Purchase of securities	—	—	(458)
Cash provided from the purchase of mining property, claims	1,279	—	1,279
Purchase of mining property, claims, options	(5,339)	(4,460)	(12,805)
Payments on capital leases	(6)	—	(6)
Cash provided by sale of marketable securities	—	—	247
Net cash provided (used) by investing activities	(4,170)	(4,499)	(12,225)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received for common stock issuable	14,341	—	14,341
Proceeds from issuance of stock	554	32,214	40,402
Net cash provided by financing activities:	14,895	32,214	54,743

Net increase (decrease) in cash and cash equivalents	6,140	25,604	23,977
Cash and cash equivalents, beginning of period	17,883	257	44
Cash and cash equivalents, end of period	$24,023	$25,861	$24,021

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid	$—	$—	$—
Interest paid	$—	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for equipment	$—	$11	$11
Common stock and warrants issued for property	$420	$—	$1,169
Reclamation bond acquired from Equatorial	$491	$—	$491
Post closure monitoring cost acquired from Equatorial	$751	$—	$751
Accounts payable and accrued expenses acquired from Equatorial	$54	$—	$54

The accompanying condensed notes are an integral part of these interim financial statements.

GENERAL MOLY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE 1—DESCRIPTION OF BUSINESS

General Moly, Inc. (the “Company” or “GMO”) is a Delaware corporation originally incorporated as General Mines Corporation on November 23, 1925. In 1966, the Company amended its articles of incorporation to change its name to Idaho General Petroleum and Mines Corporation, and amended its articles again in 1967 changing its name to Idaho General Mines, Inc. On October 8, 2007, the Company reincorporated in the State of Delaware (the “Reincorporation”) through a merger involving Idaho General Mines, Inc. and General Moly, Inc., a newly-formed Delaware corporation that was a wholly owned subsidiary of Idaho General Mines, Inc. The Reincorporation was effected by merging Idaho General Mines, Inc. with and into GMO, with GMO being the surviving entity. For purposes of the Company’s reporting status with the Securities and Exchange Commission, GMO is deemed a successor to Idaho General Mines, Inc.

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

The interim Condensed Consolidated Financial Statements of the Company and its subsidiaries are unaudited. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim statements have been included. All such adjustments are, in the opinion of management, of a normal and recurring nature. The results reported in these interim Condensed Consolidated Financial Statements are not necessarily indicative of the results that may be reported for the entire year. These interim Condensed Consolidated Financial Statements should be read in conjunction with GMO’s Consolidated Financial Statements included in its Annual Report on Form 10-KSB/A for the year ended December 31, 2006.

On January 30, 2007, the Company completed the acquisition of all of the issued and outstanding shares of a corporation that owned a royalty interest in our Hall-Tonopah Property (see note 6). Upon its acquisition, the corporation was consolidated as a wholly owned subsidiary of the Company.

NOTE 2—RESTATEMENT OF PRIOR YEAR FINANCIAL STATEMENTS

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

In addition, the Company has corrected certain other immaterial errors. At March 31, 2007 the cumulative effect of all changes was an increase to the cost of our land and mining claims of $713,000, an increase in property research, exploration and development expense of $268,000 an increase in general and administration expense of $186,000, a decrease in realized loss on marketable securities of $ 321,000, and an increase to our net equity of $588,000.

The impact of these errors on each of the Company’s previously issued financial statements, are set forth in the table below (in thousands except per share amounts).

	As Originally Reported	As Restated	Impact of the Error Increase (Decrease)
Income Statement for the three months ended March 31, 2006
Property research, exploration and development expenses	$1,145	1,270	125
General and administrative expenses	1,068	1,062	(6)
Net loss	2,070	2,188	118
Basic and fully diluted loss per share	.07	.07	-

Income Statement for the three months ended March 31, 2007
Property research, exploration and development expenses	3,912	3,842	(70)
General and administrative expenses	5,403	5,399	(4)
Net loss	9,147	9,073	(74)
Basic and fully diluted loss per share	.21	.21	-

Balance Sheet at December 31, 2006
Land and Mining Claims	7,885	8,598	713
Total Assets	26,391	27,104	713
Accrued Liabilities	970	1,095	125
Additional Paid in Capital	45,221	46,017	796
Accumulated Deficit	(19,902)	(20,109)	(207)
Total Stockholders’ Equity	25,362	25,951	589

Balance Sheet at March 31, 2007
Land and Mining Claims	12,611	13,324	713
Total Assets	37,999	38,712	713
Additional Paid in Capital	49,676	50,397	721
Accumulated Deficit	(29,049)	(29,182)	(133)
Total Stockholders’ Equity	35,012	35,600	588

NOTE 3—LIQUIDITY AND CAPITAL REQUIREMENTS (AND SUBSEQUENT EVENT)

On October 4, 2007 the Company’s Board of Directors approved the development of the Mount Hope Project as contemplated in the Bankable Feasibility Study. The development of the Mount Hope Project has an estimated total capital requirement of approximately $1 billion comprised of initial construction cost in excess of $850 million; $50 to $70 million in cash bonding requirements; $27 million in advance royalty payments; and amounts necessary for financing costs and working capital. Such capital requirements are management’s best estimates based on the Bankable Feasibility Study and other available information, and are subject to change, which changes could be material. The Company will also require additional capital to continue the exploration and evaluation of Hall-Tonopah, as well as continue payment of ongoing general, administrative and operations costs associated with supporting its planned operations, the amounts of which are presently unknown.

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

Accounting Pronouncements—Recent

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159. “The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long term measurement objective for accounting for financial instruments. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. Management has not determined the effect that adopting this statement would have on the Company’s financial condition or results of operation.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosure about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. This statement does not require any new fair value measurements, but for some entities, the application of this statement may change current practice. The adoption of this statement had no immediate material effect on the Company’s financial condition or results of operations.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No 109” (hereinafter “FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company’s adoption of FIN 48 did not have any impact on the Company’s previously reported financial position as it has no uncertain tax positions.

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

Estimates of such liabilities are based upon currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of inflation and other societal and economic factors, and include estimates of associated legal costs. These amounts also reflect prior experience in remediating contaminated sites, other companies’ clean-up experience and data released by The Environmental Protection Agency or other organizations. Such estimates are by their nature imprecise and can be expected to be revised over time because of changes in government regulations, operations, technology and inflation. Recoveries are evaluated separately from the liability and, when recovery is assured, the Company records and reports an asset separately from the associated liability. At March 31, 2007 and December 31, 2006, the Company had accrued liabilities for compliance with environmental regulations of $714,134 and $0, respectively.

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

NOTE 5—LAND, MINING CLAIMS, PROPERTY, AND EQUIPMENT

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

Capital assets are recorded at cost. Depreciation is calculated using the straight-line method over three to twenty years. The following is a summary of property, equipment, and accumulated depreciation at March 31, 2007 and December 31, 2006 (in thousands):

			Net Book	Net Book
		Accumulated	Value at	Value at
	Cost	Depreciation	Mar. 31, 2007	Dec. 31, 2006
Property and Equipment:
Field Equipment	$61	$6	$55	$14
Vehicles	220	44	176	154
Office Furniture	46	10	36	24
Computer Equipment	248	40	208	185
Leasehold Improvements	28	3	25	19
Imp. to Fee Land in Eureka	5		5	5
Bldg & Equip Hall Tonopah	32	3	29	30
Total Property and Equipment	640	106	534	431
Land and Mining Claims:
Pine Creek Land	1	—	1	1
Chicago-London Group	80	—	80	80
Liberty Claims	495	—	495	—
Turner Gold Land	808	—	808	808
Hall Tonopah Property	9,648	—	9,648	5,417
Real Estate and Water Rights	2,292	—	2,292	2,292
Total Land and Mining Claims	13,324	—	13,324	8,598
Total Capital Assets	$13,643	$106	$13,537	$9,029

NOTE 6—RELATED PARTY TRANSACTIONS

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

NOTE 7—COMMON STOCK UNITS, COMMON STOCK AND COMMON STOCK WARRANTS

During the three months ended March 31, 2007, the Company issued 30,000 shares of stock for an option exercised in 2006. Warrants and options in the amount of 479,053 and 100,000 were exercised for cash in the amount of $524,394 and $30,000 respectively, less brokerage fees of $30,592 on the warrants. The Company issued 150,000 shares of restricted common stock in the completion of the Liberty Claims purchase in the amount of $420,000 and issued 75,000 shares of restricted common stock in exchange for services valued at $303,750. The Company issued 500,000 shares of restricted stock to officers of the Company. During the first three months of 2007, shareholders returned to the Company 38,998 shares of common stock due to a stock option exercise pricing error in 2006. At the end of March, the Company was in the process of a private placement offering and had received $14,000,000 in exchange for 4,117,647 common shares. This transaction has been classified as common stock issuable on the Company’s financial statements.

During the year ended December 31, 2006 the Company had two private placements of Common Stock Units. In the first private placement, the Company sold 3,021,936 common stock units for $1.10 per unit. The Company received cash of $3,324,130 less cash placement agent and finder’s fees of $157,699 and issued 170,550 Common Stock Units for finder’s fees valued at $1.80 per unit for a total value of $307,511. Each unit consisted of one of share of common stock with warrants to purchase one-half share of common stock at a price of $1.75 for each whole share for a period of two years. In the second private placement, the Company sold 15,000,000 common stock units for $2.00 per unit. Each unit consisted of one of share of common stock with warrants to purchase one-half share of common stock at a price of $3.75 for each whole share for a period of five years. The Company received cash of $30,000,000 less cash placement agent and finder’s fees of $2,125,000 and issued 800,000 warrants to purchase shares of common stock at a price of $3.75 for each whole share for a period of five years for finder’s fees valued at $2.17 per warrant for a total value of $1,735,214.

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

NOTE 9—STOCK BASED COMPENSATION

Stock Options

During the three months ending March 31, 2007 the Company issued 1,120,000 options within the 2006 Plan with an exercise price ranging from $2.41 to $2.78 with vesting at various dates through 2009. These options were granted to members of the board of directors, officers, employees and consultants of the Company. The fair value of each option is estimated on the issue date using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating the fair value: risk free interest of 4.58% to 4.94%; volatility of .9142 to .9228; dividend rate of 0%; and expected life of 2.0 years. The total value of options awarded during the first three months of 2007 was calculated at $1,606,619. Expense was recorded of $1,814,650 for the options which vested in 2007.

During 2006, the board of directors and shareholders adopted the 2006 Equity Incentive Plan of the Company (the “2006 Plan”). During 2004, the board of directors and shareholders adopted the Company 2003 Stock Option Plan (the “2003 Plan” and together with the 2006 Plan, the “Plans”). The purpose of the Plans is to give the Company greater ability to attract, retain, and motivate its officers and key employees. The Plans are intended to provide the Company with ability to provide incentives more directly linked to the success of the Company’s business and increases in shareholder value.

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

NOTE 10—INCOME TAXES

At March 31, 2007 and December 31, 2006 the Company had deferred tax assets principally arising from the net operating loss carry forwards for income tax purposes multiplied by an expected rate of 34%. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax assets, a valuation allowance equal to the deferred tax asset has been established at March 31, 2007 and December 31, 2006. The significant components of the deferred tax asset at March 31, 2007 and December 31, 2006 were as follows (in thousands):

	March 31, 2007	December 31, 2006

Net operating loss carry forward	$11,420	$8,425
Deferred tax asset	$3,883	$2,865
Deferred tax asset valuation allowance	$(3,883)	$(2,865)
Net deferred tax asset	$—	$—

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

In December 2006, the Company entered into two five year capital leases for office equipment. The Company in December 2006 also entered into a note to purchase a 2007 1 ton pickup for $33,571 at an interest rate of 0.9% and with a term of three years. The table below shows these obligations over the next five years (in thousands).

Year	Lease Payment	Interest on Leases	Note Payment	Note Interest
2007 (Remaining portion)	$8	$2	$17	$2
2008	10	2	23	1
2009	10	1	23	1
2010	10	1	1
2011	10		—	—
Total	$48	$6	$64	$4

The Mount Hope Lease may be terminated upon the expiration of its 30-year term, earlier at our election, or upon our material breach and failure to cure such breach. If we terminate the lease, termination is effective 30 days after receipt by MHMI of our written notice to terminate the Mount Hope Lease. In order to maintain the lease, the Company must pay certain deferral fees and advance royalties as discussed below.

Contractual Obligations for Future Payments under Mount Hope Lease

Date	Fixed Payment	Project Financing Received by Date Indicated	Project Financing Not Received and Deferral Elected
April 19, 2007	$125

October 19, 2007	$350

October 19, 2008		Greater of 3% of Construction Capital Cost Estimate or $2,500(1)(3)(4)	$350

October 19, 2009		Greater of 3% of Construction Capital Cost Estimate or $2,500(1)(3)(4)	$350

October 19, 2010		$2,500(3)	Greater of $2,500 or 3% of Construction Capital Cost Estimate(3)(4)

October 19, 2011		3% of Construction Capital Cost Estimate(3)(4)	Greater of (a) $2,500 or (b), if 3% of Construction Capital Cost Estimate is greater than $2,500 then 50% of the difference between 3% and $2,500(3)(4)

October 19, 2012		3% of Construction Capital Cost Estimate(3)(4)	Greater of (a) $2,500 or (b), if 3% of Construction Capital Cost Estimate is greater than $2,500,000, then 50% of the difference between 3% and $2,500(3)(4)

October 19, 2013 and each year thereafter(3)	$500(3)

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

On May 9, 2007, the Company purchased water rights known as the Risi Ranch water rights for cash of $1,371,429 and 17,000 shares of GMO restricted stock. The Company has deposited $40,000 in escrow on this transaction.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of our financial condition and plan of operations constitutes management’s review of the factors that affected our financial and operating performance for the three months ended March 31, 2007 and 2006. This discussion should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report and in our Form 10-KSB/A, for the year ended December 31, 2006.

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

We are classified as an exploration stage company with no producing mines and, accordingly, we do not produce income. Our net loss for the three months ended March 31, 2007 was $(9,073,000) as compared to a net loss of $(2,188,000) for the three months ended March 31, 2006. The increase of $6,885,000 is attributable primarily to increased exploration and documentation studies required to complete our Environmental Impact Statement and our bankable feasibility study at Mount Hope significantly contributed to additional operating expenses. We also incurred higher corporate and administrative costs in a number of areas consistent with our substantially increased activity levels. These costs include employee compensation expenses, expansion of corporate personnel and associated costs, marketing and investor relations expenses, general legal expenses, and accounting and compliance issues reflecting the greater complexity of our operations.

Exploration and development expenditures of $3,842,000 were incurred at the Mount Hope Project and the Hall Tonopah Project during the three months ended March 31, 2007 as exploration and development activity proceeded at a very aggressive pace. This is consistent with our stated objective to complete our Mount Hope Project plans and to focus on the permitting required to bring the project to commercial production. All of the expenditures during the three months ended March 31, 2007 were related to this objective, and associated feasibility study costs represent the majority of expenditures at the Mount Hope Project.

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

Our cash balance at March 31, 2007 was $24,023,000 compared to $25,861,000 at March 31, 2006. Total assets at March 31, 2007 were $38,712,000 compared to $30,907,000 at March 31, 2006. The change in these balances reflects the purchase of property and water rights for our Mount Hope project and the purchase of Equatorial Mining North America to secure the royalty at our Hall Tonopah project offset by proceeds received in March, 2007, from a private placement of equity. Liabilities at March 31, 2007 were $3,112,000 compared to $305,000 at March 31, 2006. This increase in payables reflects our increased accounts payable due to increased drilling expenses and expenses related to the completion of our bankable feasibility study.

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

On February 15, 2006, we concluded a private placement of 15,000,000 units at a price of $2.00 per unit. Each unit consisted of one share of our common stock and a warrant to purchase one-half of a share of our common stock. Each whole warrant is exercisable for five years from the date of issuance and carries an exercise price of $3.75 per whole share. The gross proceeds of this offering were $30,000,000 and, after payment of cash sales commissions and finder’s fees, we received net proceeds of $27,875,000. In the aggregate, we issued 15 million shares of common stock and warrants to purchase an additional 8.3 million shares, including warrants issued as compensation to the placement agent.

In January 2007, we entered into a note to purchase a 2007 1 ton pickup for $34,206 at an implied interest rate of 7.2% and with a term of three years.

In December 2006, we entered into two five year capital leases for office equipment. In December 2006 we also entered into a note to purchase a 2007 1 ton pickup for $34,000 at an interest rate of 0.9% and with a term of three years. The table below shows these obligations over the next five years (in thousands).

Year	Lease Payment	Interest on Leases	Note Payment	Note Interest
2007 (Remaining portion)	8	2	17	2
2008	10	2	23	1
2009	10	1	23	1
2010	10	1	1	—
2011	10	—	—	—
Total	$48	$6	$64	$4

Set forth below is a schedule of our contractual obligations for payments under the Mount Hope lease agreement (in thousands):

Date	Fixed Payment	Project Financing Received by Date Indicated	Project Financing Not Received and Deferral Elected
April 19, 2007	$125

October 19, 2007	$350

October 19, 2008		Greater of 3% of Construction Capital Cost Estimate or $2,500 (1)(3)(4)	$350

October 19, 2009		Greater of 3% of Construction Capital Cost Estimate or $2,500 (1)(3)(4)	$350

October 19, 2010		$2,500 (3)	Greater of $2,500 or 3% of Construction Capital Cost Estimate (3)(4)

October 19, 2011		3% of Construction Capital Cost Estimate (3)(4)	Greater of (a) $2,500 or (b) if 3% of Construction Capital Cost Estimate is greater than $2,500, then 50% of the difference between 3% and 2,500,000 (3)(4)

October 19, 2012		3% of Construction Capital Cost Estimate (3)(4)	Greater of (a) $2,500 or (b) if 3% of Construction Capital Cost Estimate is greater than $2,500, then 50% of the difference between 3% and 2,500 (3)(4)

October 19, 2013 and each year thereafter (3)	$500 (3)

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

Special Note Regarding Forward-Looking Statements

Certain statements in this report may constitute forward-looking statements, which involve known and unknown risks, uncertainties and other factors, which may cause actual results, performance or achievements of our company, the Mount Hope project, Hall Tonopah project and our other projects, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. We use the words “may,” “will,” “believe,” “expect,” “anticipate,” “intend,” “future,” “plan,” “estimate,” “potential” and other similar expressions to identify forward-looking statements. Forward-looking statements may include, but are not limited to, statements with respect to the following:

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

ITEM 3. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-QSB/A. Based on the foregoing and in light of the material weakness due to the lack of effective controls over the valuation and accuracy of stock compensation expense and valuation of warrants to purchase common stock (as previously disclosed in our Annual Report on Form 10-KSB/A for the year ended December 31, 2006), our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective, as of the end of the period covered by this report, to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

As more fully described in our Annual Report on Form 10-KSB/A for the year ended December 31, 2006, the Company has implemented a number of internal control procedures to remediate the material weakness discussed above. As a result of these internal control improvements, we believe the material weakness that existed at March 31, 2007 has been remediated as of the date of this filing.

The Company intends to continually review and evaluate the design and effectiveness of our disclosure controls and procedures as well as our internal control over financial reporting to improve our controls and procedures over time as the Company’s business transitions into mining operations and to correct any deficiencies that we may discover in the future. The Company anticipates that additional changes to our internal control and procedures will be made as we takes steps to become compliant with Section 404 of the Sarbanes-Oxley Act of 2002, which we anticipate will apply for our annual report for the year ended December 31, 2007.

PART II - OTHER INFORMATION

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

Dated: November 15, 2007.

GENERAL MOLY, INC.

	By:	/s/ Bruce D. Hansen
	Name:	Bruce D. Hansen
	Title:	Chief Executive Officer
(Principal Executive Officer)