Form 10QSB/A
period 2007-06-30
General Moly, Inc
filed 2007-11-15
CIK 1275229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

Amendment #1

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. YES ☒    NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒    NO ☐

The number of shares outstanding of registrant’s common stock as of August 3, 2007 was 56,334,005.

Transitional Small Business Disclosure Format (check one): YES ☐    NO ☒

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-QSB/A (this “Amendment”) amends and restates items identified below with respect to the Form 10-QSB filed by General Moly, Inc. (formerly “Idaho General Mines, Inc.”) (“we” or the “Company”) for the period ended June 30, 2007 with the Securities and Exchange Commission (the “SEC”) on August 7, 2007 (the “Original Filing”). The purpose of this Amendment is to amend and restate the previously issued financial statements included in the Original Filing for the reasons described in Note 2 to the financial statements included in Item 1 (Financial Statements) herein. Other than as set forth below, the items of the Original Filing continue to speak as of the date of the original filing date thereof, and the disclosure relating to such items is not being updated.

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

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GENERAL MOLY, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited - In thousands except per share amounts)
(Restated - Note 2)

	At June 30 2007	At December 31, 2006
ASSETS:
CURRENT ASSETS
Cash and cash equivalents	$27,537	$17,882
Deposits	238	147
Prepaid expense and other assets	106	46
Total Current Assets	27,881	18,075
Mining properties, land and water rights	17,671	8,598
Property and equipment, net	835	431
Restricted cash held for reclamation bonds	575	—
TOTAL ASSETS	$46,962	$27,104
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$3,101	$1,076
Provision for post closure reclamation and remediation costs	105	—
Current portion of long term debt	39	19
Total Current Liabilities	3,245	1,095
Provision for post closure reclamation and remediation costs, net of current portion	324	—
Long term debt, net of current portion	87	58
Total Liabilities	3,656	1,153
STOCKHOLDERS’ EQUITY
Preferred stock, Series A, $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized, 54,959,000 and 43,398,000 shares issued and outstanding, respectively	55	43
Additional paid-in capital	81,919	46,017
Accumulated deficit before exploration stage	(213)	(213)
Accumulated deficit during exploration stage	(38,455)	(19,896)
Total Stockholders’ Equity	43,306	25,951
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$46,962	$27,104

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL MOLY, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands except per share amount)
(Restated - Note 2)

	Three Months Ended		Six Months Ended		January 1, 2002 (Inception of Exploration Stage) to June 30, 2007
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

REVENUES	$—	$—	$—	$—	$—
OPERATING EXPENSES:
Property research, exploration and development	6,313	1,706	10,155	2,976	20,507
General and administrative expense	3,533	3,247	8,932	4,309	19,477
TOTAL OPERATING EXPENSES	9,846	4,953	19,087	7,285	39,984
LOSS FROM OPERATIONS	(9,846)	(4,953)	(19,087)	(7,285)	(39,984)
OTHER INCOME
Interest and dividend income	361	186	529	330	1,465
Realized gains	—	—	—	—	65
TOTAL OTHER INCOME	361	186	529	330	1,529
LOSS BEFORE TAXES	(9,485)	(4,767)	(18,558)	(6,955)	(38,455)
INCOME TAXES	—	—	—	—	—
NET LOSS	$(9,485)	$(4,767)	$(18,558)	$(6,955)	$(38,455)
BASIC AND DILUTED NET LOSS PER SHARE OF COMMON STOCK	$(0.18)	$(0.12)	$(0.38)	$(0.21)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING BASIC	53,642	38,410	48,767	32,706
FULLY DILUTED	61,409	46,191	55,421	41,791

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL MOLY, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
(Restated - Note 2)

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006	January 1, 2002 (Inception of Exploration Stage to June 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,558)	$(6,955)	$(38,455)
Adjustments to reconcile net loss to net cash used by operating activities:
Services and expenses paid with common stock	304	950	1,991
Depreciation and amortization	76	14	149
Other	—	—	17
Equity compensation for management and directors	4,519	676	7,829
Decrease (increase) in restricted cash	(84)	—	(84)
Decrease (increase) in deposits, prepaid expenses and other	(151)	(146)	(373)
(Decrease) increase in accounts payable and accrued liabilities	1,971	(397)	3,047
(Decrease) increase in post closure reclamation and remediation costs	220	—	220
Net cash used by operating activities	(11,703)	(5,858)	(25,659)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for the purchase of equipment	(480)	(256)	(1,179)
Purchase of securities	—	—	(137)
Purchase of mining property, claims, options	(8,475)	(4,460)	(15,941)
Net increase in debt	49	—	49
Cash provided by sale of marketable securities	—	—	247
Net cash used by investing activities	(8,906)	(4,716)	(16,961)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock	30,264	32,719	70,112
Net cash provided by financing activities	30,264	32,719	70,112
Net increase (decrease) in cash and cash equivalents	9,655	22,145	27,491
Cash and cash equivalents, beginning of period	17,882	257	46
Cash and cash equivalents, end of period	$27,537	$22,402	$27,537
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid	$—	$—	$—
Interest paid	$3	$—	$3
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for equipment	$—	$11	$11
Common stock and warrants issued for property	$826	$—	$1,575
Restricted cash held for reclamation bond acquired in a business combination	$491	$—	$491
Post closure reclamation and remediation costs assumed in a business combination	$209	$—	$209
Accounts payable and accrued expenses assumed in a business combination	$54	$—	$54

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL MOLY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION

General Moly, Inc. (“the Company” or “GMO”) is a Delaware corporation originally incorporated as General Mines Corporation on November 23, 1925. In 1966, the Company amended its articles of incorporation to change its name to Idaho General Petroleum and Mines Corporation, and amended its articles again in 1967 changing its name to Idaho General Mines, Inc. On October 8, 2007, the Company reincorporated in the State of Delaware (the "Reincorporation") through a merger involving Idaho General Mines, Inc. and General Moly, Inc., a newly-formed Delaware corporation that was a wholly owned subsidiary of Idaho General Mines, Inc. The Reincorporation was effected by merging Idaho General Mines, Inc. with and into General Moly, with General Moly being the surviving entity. For purposes of the Company’s reporting status with the Securities and Exchange Commission, General Moly is deemed a successor to Idaho General Mines, Inc.

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

In addition, the Company has corrected certain other immaterial errors. At June 30, 2007 the cumulative effect of all corrections was an increase to the cost of our land and mining claims of $713,000, an increase in property research, exploration and development expense of $423,000, an increase in general and administration expense of $186,000, a decrease in realized loss on marketable securities of $ 321,000, and an increase to our net equity of $363,000.

The impact of these errors on each of the Company's previously issued financial statements, are set forth in the table below (in thousands except per share amounts).

	As Originally Reported	As Restated	Impact of the error Increase (Decrease)
Income Statement for the six months ended June 30, 2006
Property research, exploration and development expenses	$2,816	2,976	160
General and administrative expenses	4,413	4,309	(104)
Net loss	6,899	6,955	56
Basic and fully diluted loss per share	.21	.21	-

Income Statement for the six months ended June 30, 2007
Property research, exploration and development expenses	$10,070	10,155	85
General and administrative expenses	8,936	8,932	(4)
Net loss	18,477	18,558	81
Basic and fully diluted loss per share	.38	.38	-

Balance Sheet at December 31, 2006
Land and Mining Claims	7,885	8,598	713
Total Assets	26,391	27,104	713
Accrued Liabilities	970	1,095	125
Additional Paid in Capital	45,221	46,017	796
Accumulated Deficit	(19,902)	(20,109)	(207)
Total Stockholders’ Equity	25,362	25,951	589

Balance Sheet at June 30, 2007
Land and Mining Claims	16,958	17,671	713
Total Assets	46,249	46,962	713
Accrued Liabilities	2,895	3,245	350
Additional Paid in Capital	81,268	81,919	796
Accumulated Deficit	(38,380)	(38,668)	(288)
Total Stockholders’ Equity	42,943	43,306	363

NOTE 3-LIQUIDITY AND CAPITAL REQUIREMENTS (AND SUBSEQUENT EVENT)

On October 4, 2007, the Company's Board of Directors approved the development of the Mount Hope Project as contemplated in the Bankable Feasibility Study. The development of the Mount Hope Project has an estimated total capital requirement of approximately $1 billion comprised of initial construction cost in excess of $850 million; $50 to $70 million in cash bonding requirements; $27 million in advance royalty payments; and amounts necessary for financing costs and working capital. Such capital requirements are management's best estimates based on the Bankable Feasibility Study and other available information, and are subject to change, which changes could be material. The Company will also require additional capital to continue the exploration and evaluation of Hall-Tonopah, as well as continue payment of ongoing general, administrative and operations costs associated with supporting its planned operations, the amounts of which are presently unknown.

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

Accounting Pronouncements—Recent

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109” (hereinafter “FIN 48), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company’s adoption of FIN 48 did not have any impact on the Company’s previously reported financial position, as it has no uncertain tax positions.

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

NOTE 5—INVESTMENTS

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

NOTE 6—MINING PROPERTIES, LAND AND WATER RIGHTS

Mount Hope. The Company is currently in the process of evaluating the Mount Hope molybdenum project and acquiring necessary rights, land and claims related to the operations.

In November 2004, GMO entered into an option to lease all property and assets of the Mount Hope Molybdenum Property from Mt. Hope Mines, Inc. and in October 2005 exercised its rights under the option. The renewable lease allows GMO to proceed for the next 30 years with permitting, developing and mining the deposit and for so long thereafter as GMO maintains an active operation. At December 31, 2004, the Company had paid $186,044 cash and issued 500,000 shares of common stock with warrants to purchase 500,000 shares of common stock to Mt. Hope Mines, Inc. for the Mount Hope option. Pursuant to the terms of the lease, the underlying total royalty on production payable to Mt. Hope Mines, Inc., less certain deductions, is three percent for a molybdenum price up to $12 per pound, four percent for a molybdenum price up to $15 per pound, and five percent for a molybdenum price above $15 per pound (the “Production Royalties”). GMO is subject to certain periodic payments as set forth in Note 11 “Commitments and Contingencies.” Additionally, GMO is obligated to pay Exxon Mineral Company a one percent net smelter royalty on all production.

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

The following is a summary of mining properties, land and water rights at June 30, 2007 and December 31, 2006 (in thousands):

	At June 30, 2007	At Dec. 31, 2006
Mount Hope:
Real estate and water rights	$7,125	$2,292
Total Mount Hope	7,125	2,292
Hall-Tonopah:
Hall-Tonopah Property	9,162	5,417
Liberty claims	495	—
Total Hall-Tonopah	9,657	5,417
Other Properties:
Little Pine Creek land	1	1
Chicago-London group	80	80
Turner Gold land	808	808
Total Other Properties	889	889
Total	$17,671	$8,598

NOTE 7—PROPERTY AND EQUIPMENT

During the six months ended June 30, 2007, the Company purchased depreciable assets such as vehicles, equipment and computers in the amount of $481,000. The vehicles, equipment and computers will be depreciated over useful lives of three to seven years using straight line depreciation. Depreciation expense for the six months ended June 30, 2007 was $76,000.

Capital assets are recorded at cost. Depreciation is calculated using the straight-line method over three to twenty years. The following is a summary of property, equipment, and accumulated depreciation at June 30, 2007 and December 31, 2006 (in thousands):

	Cost	Accumulated Depreciation	Net Book Value at June 30, 2007	Net Book Value at Dec. 31, 2006
Field Equipment and Vehicles	$391	$67	$324	$167
Office Furniture and Computers	326	67	259	209
Buildings and Improvements	267	15	252	55
Total	$984	$149	$835	$431

NOTE 8—RELATED PARTY TRANSACTIONS

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

NOTE 9—COMMON STOCK AND COMMON STOCK WARRANTS

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

During the year ended December 31, 2006 the Company had two private placements of Common Stock Units. In the first private placement, the Company sold 3,021,936 common stock units for $1.10 per unit. The Company received cash of $3,324,130 less cash placement agent and finder’s fees of $157,699 and issued 170,550 Common Stock Units for finder’s fees valued at $1.80 per unit for a total value of $307,511. Each unit consisted of one of share of common stock with warrants to purchase one-half share of common stock at a price of $1.75 for each whole share for a period of two years. In the second private placement, the Company sold 15,000,000 common stock units for $2.00 per unit. Each unit consisted of one of share of common stock with warrants to purchase one-half share of common stock at a price of $3.75 for each whole share for a period of two years. The Company received cash of $30,000,000 less cash placement agent and finder’s fees of $2,125,000 and issued 800,000 warrants to purchase shares of common stock at a price of $3.75 for each whole share for a period of five years for finder’s fees valued at $2.17 per warrant for a total value of $1,735,214.

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

NOTE 10—PREFERRED STOCK

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

NOTE 11—STOCK BASED COMPENSATION

Stock Based Compensation Plans

During 2006, the board of directors and shareholders adopted the 2006 Equity Incentive Plan of the Company (the “2006 Plan”). During 2004, the board of directors and shareholders adopted the 2003 Stock Option Plan of the Company (the “2003 Plan” and together with the 2006 Plan, the “Plans”). The purpose of the Plans is to give the Company greater ability to attract, retain, and motivate its officers and key employees. The Plans are intended to provide the Company with the ability to provide incentives more directly linked to the success of the Company’s business and increases in shareholder value.

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

Stock Options

During the six months ending June 30, 2007, the Company issued 1,865,000 options under the 2006 Plan with an exercise price ranging from $2.41 to $6.40 with vesting at various dates through 2009. These options were granted to members of the board of directors, officers, employees and consultants of the Company. The fair value of each option is estimated on the issue date using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating the fair value: risk free interest of 4.94% to 5.05%; volatility of 88% to 91%; dividend rate of 0%; and expected life of 2.0 years. The total value of options awarded during the first six months of 2007 was calculated at $3,858,000. Expense was recorded of $2,803,000 for the options which were earned in the first six months ended June 30, 2007.

During the year ended December 31, 2006, the Company granted 1,665,000 non-qualified stock options outside of the Plans with an exercise price ranging from $2.25 to $3.68 with vesting at various dates through 2008. These options were granted to members of the board of directors, officers, and employees of the Company. The Company issued 60,000 of ISOs within the 2003 Plan with an exercise price of $2.10 with vesting at various dates through 2008. The fair value of each option is estimated on the issue date using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating the fair value: risk free interest of 5%; volatility of 101%; dividend rate of 0% and expected life of 2.4 years. The total value of options awarded during 2006 was calculated at $3,347,000. Expense was recorded of $2,105,000 for the options which were earned in 2006.

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

NOTE 12—INCOME TAXES

At June 30, 2007 and December 31, 2006, the Company had deferred tax assets principally arising from the net operating loss carry forwards for income tax purposes multiplied by an expected rate of 34%. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax assets, a valuation allowance equal to the deferred tax asset has been established at June 30, 2007 and December 31, 2006. The significant components of the deferred tax asset at June 30, 2007 and December 31, 2006 were as follows (in thousands):

	June 30, 2007	December 31, 2006
Net operating loss carry forward	$12,202	$8,425
Deferred tax asset	$4,149	$2,865
Deferred tax asset valuation allowance	$(4,149)	$(2,865)
Net deferred tax asset	—	—

At June 30, 2007 and December 31, 2006, the Company had a net operating loss carry forward of approximately $12,202,000 and $8,425,000 respectively, which expire in the years 2022 through 2027. The change in the allowance account from December 31, 2006 to June 30, 2007 was $1,284,000.

NOTE 13—COMMITMENTS AND CONTINGENCIES

Mount Hope

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

Based on the Company’s current estimate of developing and operating the mine, we believe our contractual obligations under the Mount Hope Lease Agreement will be as shown in the following table. This estimate is based on our current estimates of the timing of securing project financing and construction capital costs. The Company is currently in the process of developing a new bankable feasibility study and our estimates of both the amount and the timing may change upon completion of the bankable feasibility study (in thousands).

Year	Deferral Fees	Advance Royalties	Total
2007	$350	$—	$350
2008	350	—	350
2009	—	21,000	21,000
2010	—	500	500
2011	—	500	500
Thereafter (1)	—	—	—
Total	$700	$22,000	$22,700

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

Other Commitments and Contingencies

The Company has entered into miscellaneous notes for vehicles and leases for office equipment at various interest rates and terms totaling $150,000. The table below shows these obligations over the next five years (in thousands).

Year	Lease Payment	Interest on Leases	Note Payment	Note Interest
2007 (Remaining portion)	$5	$1	$17	$2
2008	10	2	35	3
2009	10	1	35	2
2010	10	1	6	—
2011	10	—	—	—
Total	$45	$5	$93	$7

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

We are classified as an exploration stage company with no producing mines and, accordingly, we do not produce income. Our net loss for the six months ended June 30, 2007 was $(18,558,000) as compared to a net loss of $(6,955,000) for the six months ended June 30, 2006. The increase of $11,603,000 is attributable primarily to increased level of expenditures in exploration and research studies required to complete our Environmental Impact Statement and our bankable feasibility study at Mount Hope as well as continuing research and exploration at Hall-Tonopah as we continue to evaluate our molybdenum resources there. General and administrative costs are also increasing as we continue to expand our support personnel for the higher levels of activity in our exploration efforts.

Exploration and development expenditures of $10,155,000 were incurred at the Mount Hope Project and the Hall-Tonopah Project during the six months ended June 30, 2007, as we continued to drill and evaluate our properties. This is consistent with our stated objective to complete our Mount Hope Project plans and to focus on the permitting required to bring the project to commercial production and to confirm existing mineralization as well as identify additional molybdenum resources at Hall-Tonopah. The expenditures during the six months ended June 30, 2007 were related to this objective, including associated costs involved in properly evaluating and developing our feasibility study for the Mount Hope Project.

We also incurred corporate and administrative costs of $8,932,000 for the six months ended June 30, 2007 compared with $4,309,000 for the six months ended June 30, 2006 consistent with our increased activity levels. These costs include employee compensation expenses, increase in staffing levels of corporate personnel and associated costs, marketing and investor relations expenses, general legal expenses, and accounting and compliance issues reflecting the greater complexity of our operations.

During the six months ended June 30, 2007, we added key Officers, Directors and employees as a continuation of our previously announced reorganization of the executive team to keep up with our significant growth. In connection with our compensation programs we granted stock options and unvested common shares to attract, retain and motivate our Officers, Directors and key employees. As a result, we incurred non-cash equity compensation costs of $4,519,000 in the six months ended June 30, 2007 compared with $676,000 in the six months ended June 30, 2006. Approximately one half of the amount for the six months ended June 30, 2007 was as a result of the initial retention of Officers, Directors and employees and, accordingly, will not be of a recurring nature.

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

Our cash balance at June 30, 2007 was $27,537,000 compared to $22,501,000 at June 30, 2006. Total assets at June 30, 2007 were $46,962,000 compared to $28,336,000 at June 30, 2006. The change in these balances reflects the purchase of property and water rights for our Mount Hope Project and the purchase of a corporation to secure the royalty at our Hall-Tonopah project offset by proceeds received in March 2007, from a private placement of equity. Current liabilities at June 30, 2007 were $3,245,000 compared to $293,000 at June 30, 2006. This increase in current liabilities reflects our increased accounts payable due to increased drilling expenses and expenses related to the preparation of our bankable feasibility study, and due to the increase in our required provision for post closure reclamation and remediation costs.

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

See note 13 to the condensed consolidated notes to the financial statements for a discussion of commitments and contingencies.

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

As more fully described in our Annual Report on Form 10-KSB/A for the year ended December 31, 2006, the Company has implemented a number of internal control procedures to remediate the material weakness discussed above. Specifically during the period covered by this report we hired new officers with substantially greater knowledge of and experience in internal controls and complex financial instruments. The CEO and Financial Officers of the Company have been hired/appointed to their present positions beginning January 2007 as follows:

a.	Chief Executive Officer - January 2007
b.	Chief Financial Officer - April 2007
c.	Controller and Treasurer - June 2007

As part of the monthly and quarterly closing process, the controller, with the oversight of the CFO tracks equity instrument transactions during each quarter and reviews the results of the stock option software for the recording of share based payments, to ensure such calculations are made in accordance with accounting principals generally accepted in the United States.

Also, a new board member and chairman of the audit committee with substantial experience and knowledge in internal controls and complex financial instruments was appointed in April 2007. As a result of this process, we made changes during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As a result of these specific internal control improvements during the quarter plus the other improvements discussed more fully in the Form 10-KSB/A, we believe the material weakness that existed at June 30, 2007 has been remediated as of the date of this filing.

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

Dated: November 15, 2007

GENERAL MOLY, INC.

/s/ Bruce D. Hansen
Bruce D. Hansen
Chief Executive Officer