Form 10QSB
period 2007-09-30
General Moly, Inc
filed 2007-11-15
CIK 1275229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

The number of shares outstanding of registrant’s common stock as of November 13, 2007 was 56,986,882.

Transitional Small Business Disclosure Format (check one): YES ☐ NO ☒

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GENERAL MOLY, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited - Dollars in thousands except per share amounts)

	At September 30, 2007	At December 31, 2006
ASSETS:		(Restated - Note 2)
CURRENT ASSETS
Cash and cash equivalents	$24,127	$17,882
Deposits	61	147
Prepaid expense and other assets	84	46
Total Current Assets	24,272	18,075
Mining properties, land and water rights	17,871	8,598
Property and equipment, net	1,051	431
Restricted cash held for reclamation bonds	541	—
TOTAL ASSETS	$43,735	$27,104
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$8,594	$1,076
Provision for post closure reclamation and remediation costs	99	—
Current portion of long term debt	42	19
Total Current Liabilities	8,735	1,095
Provision for post closure reclamation and remediation costs, net of current portion	422	—
Long term debt, net of current portion	82	58
Total Liabilities	9,239	1,153
STOCKHOLDERS’ EQUITY
Preferred stock, Series A, $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized, 56,806,774 and 43,397,540 shares issued and outstanding, respectively	57	43
Additional paid-in capital	85,163	46,017
Accumulated deficit before exploration stage	(213)	(213)
Accumulated deficit during exploration stage	(50,511)	(19,896)
Total Stockholders’ Equity	34,496	25,951
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$43,735	$27,104

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL MOLY, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts - Unaudited)

	Three Months Ended		Nine Months Ended		January 1, 2002 (Inception of Exploration Stage) to September 30, 2007
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
		(Restated - Note 2)		(Restated - Note 2)	(Restated - Note 2)
REVENUES	$—	$—	$—	$—	$—
OPERATING EXPENSES:
Exploration and evaluation	6,028	1,785	16,183	4,725	26,535
General and administrative expense	6,374	1,030	15,306	5,375	25,851
TOTAL OPERATING EXPENSES	12,402	2,815	31,489	10,100	52,386
LOSS FROM OPERATIONS	(12,402)	(2,815)	(31,489)	(10,100)	(52,386)
OTHER INCOME
Interest and dividend income	346	358	875	688	1,811
Realized gains	—	—	—	—	64
TOTAL OTHER INCOME	346	358	875	688	1,875
LOSS BEFORE TAXES	(12,056)	(2,457)	(30,614)	(9,412)	(50,511)
INCOME TAXES	—	—	—	—	—
NET LOSS	$(12,056)	$(2,457)	$(30,614)	$(9,412)	$(50,511)
BASIC AND DILUTED NET LOSS PER SHARE OF COMMON STOCK	$(0.22)	$(0.06)	$(0.60)	$(0.26)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING BASIC AND FULLY DILUTED	55,979	40,227	51,193	35,754

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL MOLY, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands - Unaudited)

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006	January 1, 2002 (Inception of Exploration Stage to September 30, 2007
		(Restated - Note 2)	(Restated - Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(30,614)	$(9,412)	$(50,511)
Adjustments to reconcile net loss to net cash used by operating activities:
Services and expenses paid with common stock	304	214	1,990
Depreciation and amortization	129	32	203
Equity compensation for management and directors	5,546	1,638	8,856
Decrease (increase) in restricted cash	(50)	—	(50)
Decrease (increase) in deposits, prepaid expenses and other	49	(217)	(156)
(Decrease) increase in accounts payable and accrued liabilities	7,464	(49)	8,540
(Decrease) increase in post closure reclamation and remediation costs	312	—	312
Net cash used by operating activities	(16,860)	(7,794)	(30,816)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for the purchase of equipment	(752)	(262)	(1,130)
Purchase of securities	—	—	(137)
Purchase of mining property, claims, options	(8,675)	(6,327)	(16,462)
Net increase in debt	47	—	47
Cash provided by sale of marketable securities	—	—	247
Net cash used by investing activities	(9,380)	(6,589)	(17,435)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock	32,485	33,482	72,332
Net cash provided by financing activities	32,485	33,482	72,332
Net increase (decrease) in cash and cash equivalents	6,245	19,099	24,081
Cash and cash equivalents, beginning of period	17,882	257	46
Cash and cash equivalents, end of period	$24,127	$19,356	$24,127
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid	$—	$—	$—
Interest paid	$5	$—	$5
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for equipment	$—	$11	$11
Common stock and warrants issued for property	$826	$—	$1,201
Restricted cash held for reclamation bond acquired in an acquisition	$491	$—	$491
Post closure reclamation and remediation costs assumed in an acquisition	$209	$—	$209
Accounts payable and accrued expenses assumed in an acquisition	$54	$—	$54

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL MOLY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION

General Moly, Inc. (the “Company” or “GMO”) is a Delaware Corporation originally incorporated as General Mines Corporation on November 23, 1925. In 1966, the Company amended its articles of incorporation to change its name to Idaho General Petroleum and Mines Corporation, and amended its articles again in 1967 changing its name to Idaho General Mines, Inc. On October 8, 2007, Idaho General Mines reincorporated the Company in the State of Delaware (the "Reincorporation") through a merger involving Idaho General Mines, Inc. and General Moly, Inc., a newly-formed Delaware corporation that was a wholly owned subsidiary of Idaho General Mines, Inc. The Reincorporation was effected by merging Idaho General Mines, Inc. with and into GMO, with GMO being the surviving entity. For purposes of the Company’s reporting status with the Securities and Exchange Commission, GMO is deemed a successor to Idaho General Mines, Inc.

The interim Condensed Consolidated Financial Statements of General Moly, Inc. and its subsidiaries (collectively, “GMO” or the “Company”) are unaudited. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim statements have been included. All such adjustments are, in the opinion of management, of a normal recurring nature. The results reported in these interim Condensed Consolidated Financial Statements are not necessarily indicative of the results that may be reported for the entire year. These interim Condensed Consolidated Financial Statements should be read in conjunction with GMO’s Consolidated Financial Statements included in its Annual Report on Form 10-KSB/A for the year ended December 31, 2006.

On January 30, 2007, the Company completed the acquisition of all of the issued and outstanding shares of a corporation that owned a royalty interest in our Hall-Tonopah Property (see note 5). Upon its acquisition, the corporation was consolidated as a wholly owned subsidiary of the Company.

Certain amounts for the three and nine months ended September 30, 2006 have been reclassified to conform to the 2007 presentation.

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

In addition, the Company has corrected certain other immaterial errors. The restatements were made for the years ended December 31, 2004, 2005, and 2006 and the six months ended June 30, 2007. At June 30, 2007 the cumulative effect of all corrections was an increase to the cost of our land and mining claims of $713,000, an increase in property research, exploration and development expense of $423,000, an increase in general and administration expense of $186,000, a decrease in realized loss on marketable securities of $ 321,000, and an increase to our net equity of $363,000.

The impact of these errors on each of the Company's previously issued financial statements, are set forth in the table below (in thousands except per share amounts).

	As Originally Reported	As Restated	Impact of the error Increase (Decrease)
Income Statement for the nine months ended September 30, 2006
Property research, exploration and development expenses	$4,600	$4,725	$125
General and administrative expenses	5,445	5,375	(70)
Net loss	9,357	9,412	55
Basic and fully diluted loss per share	.26	.26	–

Balance Sheet at December 31, 2006
Land and Mining Claims	7,885	8,598	713
Total Assets	26,391	27,104	713
Total Current Liabilities	970	1,095	125
Additional Paid in Capital	45,221	46,017	796
Accumulated Deficit	(19,902)	(20,109)	(207)
Total Stockholders’ Equity	25,362	25,951	589

NOTE 3—LIQUIDITY AND CAPITAL REQUIREMENTS

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

Development Stage Activities

The Company was in the exploration stage from January 2002 through September 2007. In October 2007 the Company established proven and probable reserves at the Mount Hope Project and approved the development of the project. The Company has not realized any revenue from operations. It will be primarily engaged in minerals development and exploration until it enters the operations stage.

Fair Value of Financial Instruments

The Company’s financial instruments include cash, accounts payable and accrued liabilities. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2007 and December 31, 2006.

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

Mineral Exploration, Evaluation and Development Costs

All exploration and evaluation expenditures are expensed as incurred. Significant property acquisition payments for active exploration properties are capitalized. If no minable ore body is discovered, previously capitalized costs are expensed in the period the property is abandoned. Expenditures to develop new mines, to define further mineralization in existing ore bodies, and to expand the capacity of operating mines, are capitalized and amortized on a units-of-production basis over proven and probable reserves.

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

NOTE 5—MINING PROPERTIES, LAND AND WATER RIGHTS

Mount Hope. The Company is currently in the process of developing the Mount Hope molybdenum project.

In November 2004, GMO entered into an option to lease all property and assets of the Mount Hope Molybdenum Property from Mt. Hope Mines, Inc. and in October 2005 exercised its rights under the option. The renewable lease allows GMO to proceed for the next 30 years with permitting, developing and mining the deposit and for so long thereafter as GMO maintains an active operation. In 2004, the Company paid $.2 million cash and issued 500,000 shares of common stock with warrants to purchase 500,000 shares of common stock for the Mount Hope option.

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

In July 2006, the Company purchased deeded land which includes certain BLM grazing rights and certain water rights for $1.9 million. The primary purpose for the purchase of this asset was to acquire the water rights for use by the Mount Hope operations.

In November 2006, the Company purchased from Atlas Precious Metals, Inc. patented millsite claims, water rights and fee land in Eureka, Nevada for $.1 million. As part of the purchase the Company paid $.3 million for 150,000 shares of Atlas Precious Metals, Inc. common stock. The investment was capitalized into mining properties, land and water rights, as the primary purpose of this purchase was to acquire the water rights for the Mount Hope operation.

In April 2007, the Company purchased land including all water rights and various personal property for cash of $3.2 million and 50,000 shares of common stock valued at $.3 million. The primary purpose of this purchase was to acquire the water rights for the Mount Hope operation.

In May 2007, the Company purchased water rights for cash of $1.4 million and 17,000 shares of common stock valued at $.1 million. The primary purpose of this purchase was to acquire the water rights for the Mount Hope operation.

In August 2007, the Company completed a Bankable Feasibility Study on the Mount Hope Project, which provided data on the viability and expected economics of the project. Based on the findings in the study, the Company reported 1.31 billion pounds of contained molybdenum in Proven and Probable Reserves.

In October 2007, the Board of Directors approved the transition of the project into the development phase and authorized our management to proceed with the execution of the project as outlined in the Bankable Feasibility Study. Accordingly, we have commenced placing long-lead equipment orders and we anticipate receiving the required permits in the second quarter of 2009.

Hall-Tonopah. The Company is currently in the process of exploration and evaluation of the Hall-Tonopah molybdenum project.

During the year ended December 31, 2005, the Company entered into an option agreement with High Desert Winds LLC (“High Desert”) for High Desert’s approximately ten square mile property in Nye County, Nevada, including water rights, mineral and surface rights, buildings and certain equipment (the “Hall-Tonopah Property”). On March 17, 2006, the Company entered into a purchase agreement with High Desert whereby it purchased a substantial portion of the Hall-Tonopah Property. At closing, the Company paid High Desert a cash payment of $4.5 million for the portion of the Hall-Tonopah Property that it purchased and made an additional payment of $1.0 million in November of 2006 for the purchase of the remaining portion of this property for the total purchase price of $5.5 million including buildings and equipment at the Hall-Tonopah site. The primary purpose of the Hall-Tonopah purchase was to further the Company’s strategy of exploring and developing potential molybdenum properties.

At December 31, 2006, the Hall-Tonopah Property was subject to a 12 percent royalty payable with respect to the net revenues generated from molybdenum or copper minerals removed from the properties purchased. In January 2007, the Company completed the acquisition of all of the issued and outstanding shares of the corporation that held the 12 percent net smelter royalty interest in the mineral rights of the Hall-Tonopah Property and, as a result of this purchase, the Company now owns the Hall-Tonopah Property and all associated mineral rights without future royalty obligations. As set forth in the Purchase Agreement, the Company paid approximately $3.7 million in cash at closing, net of cash acquired of $1.2 million. At first commercial production of the property, the Company has agreed to pay an additional $6.0 million. Because the Company cannot determine beyond a reasonable doubt that the mine will attain commercial production, the Company has not recognized the $6.0 million liability in its financial statements. In connection with the acquisition, the Company also received restricted cash totaling $.5 million and assumed reclamation and remediation costs, accounts payable and accrued liabilities of $.3 million.

In March 2007, the Company purchased a patented lode mining claim adjacent to the Hall-Tonopah Property for $.2 million cash. Additionally, in March 2007, the Company completed the purchase of certain patented lode mining claims referred to as the Liberty Claims on property adjacent to the Hall-Tonopah Property for cash of $.1 million and 150,000 shares of common stock valued at $.4 million. These two acquisitions of mining claims were completed to control additional mineral rights needed for the development of the Hall-Tonopah Property. The Company currently believes that it has all the mineral, water and surface rights necessary to develop the Hall-Tonopah Property.

Other Properties. The Company’s mining claims and land purchased prior to 2006 consist in part of (a) approximately 107 acres of fee simple land in the Little Pine Creek area of Shoshone County, Idaho, (b) six patented mining claims known as Chicago-London group, located near the town of Murray in Shoshone County, Idaho, and (c) 265 acres of private land with three unpatented claims in Josephine County, Oregon, known as the Turner Gold project.

Summary. The following is a summary of mining properties, land and water rights at September 30, 2007 and December 31, 2006 (in thousands):

	At September 30, 2007	At December 31, 2006
Mount Hope:
Real estate and water rights	$7,325	$2,292
Total Mount Hope	7,325	2,292
Hall-Tonopah:
Hall-Tonopah Property	9,162	5,417
Liberty claims	495	—
Total Hall-Tonopah	9,657	5,417
Other Properties:
Little Pine Creek land	1	1
Chicago-London group	80	80
Turner Gold land	808	808
Total Other Properties	889	889
Total	$17,871	$8,598

NOTE 6—PROPERTY AND EQUIPMENT

During the nine months ended September 30, 2007, the Company purchased depreciable assets such as vehicles, equipment and computers in the amount of $.8 million. The vehicles, equipment and computers will be depreciated over useful lives of three to seven years using straight line depreciation. Depreciation expense for the nine months ended September 30, 2007 was $.1 million.

Capital assets are recorded at cost. Depreciation is calculated using the straight-line method over three to twenty years. The following is a summary of property, equipment, and accumulated depreciation at September 30, 2007 and December 31, 2006 (in thousands):

	Cost	Accumulated Depreciation	Net Book Value at September 30, 2007	Net Book Value at December 31, 2006
Field Equipment and Vehicles	$391	$87	$304	$167
Office Furniture and Computers	354	87	267	209
Buildings and Improvements	508	28	480	55
Total	$1,253	$202	$1,051	$431

NOTE 7—RELATED PARTY TRANSACTIONS

In January 2007, the Company entered into an employment agreement with a son of the Company’s Former Chairman for services as Director of Projects and Operations. Under this agreement, the Company granted a stock option to purchase 140,000 shares at $2.78 per share, the closing price of the Company’s stock on January 30, 2007. Also under this agreement the Company issued an additional 90,000 shares of nonvested common stock at $2.78 that will vest based on certain performance based milestones. The Company has recorded the expense associated with these shares this period as per the accounting guidelines of SFAS No. 123(R), Share-Based Payment.

Additional related party transactions are included as part of Note 10.

NOTE 8—COMMON STOCK AND COMMON STOCK WARRANTS

Nine months ended September 30, 2007

In April 2007, the Company completed the private placement of units for gross proceeds of $25.0 million less placement agent and finder’s fees of $1.5 million. In the aggregate, the Company issued 7,352,942 units at a price of $3.40 per unit. Each unit consisted of one share of common stock and a warrant to purchase one half of one share of common stock. Each warrant will be exercisable at a price of $5.20 per whole share for a period of one year from the date of closing. The Units were offered and sold pursuant to exemptions from registration under Regulation S of the Securities Act of 1933, as amended (the “Securities Act”), for offers and sales occurring outside the United States, and Rule 506 of Regulation D and Section 4(2) of the Securities Act, as a transaction not involving any public offering.

During the nine months ending September 30, 2007, the Company had the following issuances of common stock. The Company issued 369,715 shares of common stock upon the cashless exercise of 542,000 warrants and 323,661 shares of common stock upon the cashless exercise of 670,000 stock options. Warrants and options in the amount of 3,481,131 and 1,365,833 were exercised for cash in the amount of $7.9 million and $1.1 million, respectively. The Company issued 150,000 shares of common stock in the completion of the Liberty Claims purchase valued at $.4 million, issued 17,000 shares of common stock in the completion of a water rights purchase associated with Mount Hope valued at $.1 million, issued 50,000 shares of common stock as part of the consideration paid for property in the Mount Hope vicinity valued at $.3 million, and issued 75,000 shares of common stock in exchange for services valued at $.3 million. During the first nine months of 2007, shareholders returned to the Company 38,998 shares of common stock due to a stock option exercise pricing error in 2006.

Year ended December 31, 2006

During the year ended December 31, 2006 the Company had two private placements of Common Stock Units. In the first private placement, the Company sold 3,021,936 common stock units for $1.10 per unit. The Company received cash of $3,324,130 less cash placement agent and finder’s fees of $157,699 and issued 170,550 Common Stock Units for finder’s fees valued at $1.80 per unit for a total value of $307,511. Each unit consisted of one share of common stock with warrants to purchase one-half share of common stock at a price of $1.75 for each whole share for a period of two years. In the second private placement, the Company sold 15,000,000 common stock units for $2.00 per unit. Each unit consisted of one of share of common stock with warrants to purchase one-half share of common stock at a price of $3.75 for each whole share for a period of five years. The Company received cash of $30,000,000 less cash placement agent and finder’s fees of $2,125,000 and issued 800,000 warrants to purchase shares of common stock at a price of $3.75 for each whole share for a period of five years for finder’s fees valued at $2.17 per warrant for a total value of $1,725,216.

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

The following is a summary of common stock warrant activity for the nine months ended September 30, 2007:

	Number of Shares Under Warrants	Exercise Price
Balance at December 31, 2006	12,267,675	$0.80 to $3.75
Issued in connection with a private placement	3,676,471	$5.20
Exercised for cash	(3,481,131)	$0.80 to $3.75
Exercised in cashless exchange	(542,000)	$1.00 to $3.75
Expired	(60,000)	$1.00
Balance at September 30, 2007	11,861,015	$0.80 to $5.20
Weighted average exercise price	$3.93

Of the warrants outstanding at September 30, 2007, 6,802,000 are exercisable at $3.75 per warrant and expire February 2011; 3,676,471 are exercisable at $5.20 per share and expire April 2008; and the remaining 1,382,544 are exercisable at prices ranging from $.80 to $2.10 and expire through November 2010.

NOTE 9—PREFERRED STOCK

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

In November 2004, the board of directors unanimously consented to amend the articles of incorporation of the Company. The amendment reclassified 10,000,000 shares of the Company’s no par value preferred stock into 10,000,000 shares of $0.001 par value Series A preferred stock. At September 30, 2007 and December 31, 2006, no shares of $0.001 par value Series A preferred stock were issued or outstanding.

NOTE 10—STOCK BASED COMPENSATION

Stock Based Compensation Plans

During 2006, the board of directors and shareholders adopted the General Moly, Inc. 2006 Equity Incentive Plan (the “2006 Plan”). In October 2007 the shareholders approved an amendment to the 2006 Plan increasing the amount of shares that may be issued under the 2006 Plan from 3,500,000 to 5,100,000. During 2004, the board of directors and shareholders adopted the General Moly, Inc. 2003 Stock Option Plan (the “2003 Plan” and together with the 2006 Plan, the “Plans”). The purpose of the Plans is to give the Company greater ability to attract, retain, and motivate its officers and key employees. The Plans are intended to provide the Company with the ability to provide incentives more directly linked to the success of the Company’s business and increases in shareholder value.

Under the 2006 Plan, the board of directors is authorized to grant incentive stock options (“ISOs”) to employees (pursuant to Internal Revenue Code 422), non-statutory stock options, restricted stock awards, restricted stock units and stock appreciation rights. The aggregate number of shares of common stock that may be issued pursuant to awards granted under the 2006 Plan will not exceed 5,100,000 plus the number of shares that are ungranted and those that are subject to reversion under the 2003 Plan. As of September 30, 2007, the maximum number of shares available for issuance under the 2003 Plan was 360,000 shares. Shares under the 2003 Plan that become eligible for awards under the 2006 Plan may not be granted again under the 2003 Plan.

Stock Options

During the nine months ending September 30, 2007, the Company issued 2,280,000 options under the 2006 Plan with an exercise price ranging from $2.41 to $7.37 with vesting at various dates through 2009. These options were granted to members of the board of directors, officers, employees and consultants of the Company. The fair value of each option is estimated on the issue date using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating the fair value: risk free interest of 4.14% to 4.96%; volatility of 87% to 93%; dividend rate of 0%; and expected life of 2.0 years. The total value of options awarded during the first nine months of 2007 was calculated at $5.3 million. Expense was recorded of $3.8 million for the options which were earned in the first nine months ended September 30, 2007.

During the year ended December 31, 2006, the Company granted 1,665,000 non-qualified stock options outside of the Plans with an exercise price ranging from $2.25 to $3.68 with vesting at various dates through 2008. These options were granted to members of the board of directors, officers, and employees of the Company. The Company issued 60,000 of ISOs within the 2003 Plan with an exercise price of $2.10 with vesting at various dates through 2008. The fair value of each option is estimated on the issue date using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating the fair value: risk free interest of 5%; volatility of 101%; dividend rate of 0% and expected life of 2.4 years. The total value of options awarded during 2006 was calculated at $3.3 million. Expense was recorded of $2.3 million for the options which were earned in 2006.

The following is a summary of the Company’s stock option plans as of September 30, 2007:

	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans not approved by security holders	1,467,500	$1.34	n/a
Equity compensation plans approved by security holders:
2006 Plan	2,220,000	4.44	2,200,000	(1)
2003 Plan	90,000	1.55	360,000
Total	3,777,500	$3.15	2,560,000

(1) The aggregate number of shares of common stock that may be issued pursuant to awards granted under the 2006 Equity Incentive Plan will not exceed 5,100,000 plus the number of shares that are ungranted and those that are subject to reversion under the 2003 Stock Plan. Shares under the 2003 Plan that become eligible for awards under the 2006 Plan may not be granted again under the 2003 Plan.

The following is a summary of stock option activity in 2006 and 2007:

	Number of Shares Under Options	Exercise Price
Outstanding January 1, 2006	4,020,000	$0.43
Granted	1,725,000	3.01
Exercised	(1,615,000)	0.49
Forfeited	(480,000)	1.57
Expired	—	—
Outstanding at December 31, 2006	3,650,000	$1.48
Options exercisable at December 31, 2006	2,705,000
Weighted average fair value of options granted during 2006	$3.10
Outstanding January 1, 2007	3,650,000	$1.48
Granted	2,280,000	4.40
Exercised	(2,035,833)	1.55
Forfeited	(116,667)	2.71
Expired	—	—
Outstanding September 30, 2007	3,777,500	$3.17
Exercisable at September 30, 2007	2,435,832
Weighted Average Fair Value Granted During 2007	$2.34

Stock awards under the 2006 Plan

During the nine months ended September 30, 2007, the Company issued 250,000 shares of common stock to an officer of the Company that were earned based on achieving certain performance based milestones established. Additionally, during the nine months ending September 30, 2007, the Company reserved for issuance an additional 270,000 shares of non-vested common stock for officers and employees of the Company that will vest and be issued based on the achievement of certain performance based milestones established for each person. The total value of the stock awards granted and expensed during the first nine months of 2007 was calculated at $1.7 million.

NOTE 11—INCOME TAXES

At September 30, 2007 and December 31, 2006, the Company had deferred tax assets principally arising from the net operating loss carry forwards for income tax purposes multiplied by an expected rate of 34%. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax assets, a valuation allowance equal to the deferred tax asset has been established at September 30, 2007 and December 31, 2006. The significant components of the deferred tax asset at September 30, 2007 and December 31, 2006 were as follows (in thousands):

	September 30, 2007	December 31, 2006
Operating loss carry forward	$35,160	$14,092
Unamortized exploration costs	$6,899	$2,672
Total Net operating loss carry forward	$42,059	$16,764
Total deferred tax asset	14,300	5,700
Deferred tax asset valuation allowance	$(14,300)	$(5,700)
Net deferred tax asset	—	—

At September 30, 2007 and December 31, 2006, the Company had a net operating loss carry forward of approximately $42,059,000 and $16,764,000 respectively, which expire in the years 2022 through 2027. The change in the valuation allowance from December 31, 2006 to September 30, 2007 was $8,600,000.

NOTE 12—COMMITMENTS AND CONTINGENCIES

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

The Mount Hope Lease Agreement requires a royalty advance (the “Construction Royalty Advance”) of the greater of $2.5 million or 3% of the construction capital cost estimate upon the earliest of the Company’s securing project financing in sufficient amounts to develop and put into operation the Mount Hope property at a production level of at least 10 million pounds of annual production or October 19, 2008. Based upon 3% of the current construction capital cost estimate as set forth in the bankable feasibility study, the Construction Royalty Advance is estimated to be $25.5 million.

The Company has the right to defer the Construction Royalty Advance for one or two years by payment of a deferral fee (the “Deferral Fee”) in the amount of $.4 million on or before October 19, 2008 and October 19, 2009 in the event project financing for the project has not been secured by each of the dates. By October 19, 2010, the Company must pay at a minimum $2.5 million of the Construction Royalty Advance with the remainder due upon securing project financing or 50% of the remainder on October 19, 2011 and the other 50% due on October 19, 2012.

Once the Company has paid in full the Construction Royalty Advance, the Company is obligated to pay an advance royalty (the “Annual Advance Royalty”) each October 19 thereafter in the amount of $.5 million per year. The Construction Royalty Advance and the Annual Advance Royalty are collectively referred to as the “Advance Royalties”. All Advance Royalties are credited against the Production Royalties (see note 4) once the mine has achieved commercial production. (The Deferral Fees are not recoverable against Production Royalties.)

Based on the Company’s current estimate of developing and operating the mine, we believe our contractual obligations under the Mount Hope Lease Agreement will be as shown in the following table. This estimate is based on our current estimates of the timing of securing project financing and construction capital costs.

Year	Deferral Fees	Advance Royalties	Total
2007	$350	$—	$350
2008	350	—	350
2009	—	25,500	25,500
2010	—	500	500
2011	—	500	500
Thereafter (1)	—	—	—
Total	$700	$26,500	$27,200

(1) After the first full year of production the Company estimates that the Production Royalties will fully recover the Advance Royalties for the life of the project and, further, the Advance Royalties will be fully recovered (credited against Production Royalties) by the end of 2012.

Long lead items (including subsequent events)

As a continuing part of the development of the Mount Hope Project, the Company has begun to place orders for mining and milling equipment that must be built to the mine’s specifications and requires a long lead time for engineering and manufacturing. Contractual commitments for long lead items require progress payments during the engineering and construction of the equipment and have cancellation penalties in the event the company cancels the contract. In September and October 2007 the Company entered into three contracts to purchase a primary crusher, a semi-autogenous mill, two ball mills and various motors for the mills. The following are the total amounts due under the contracts by year (in thousands).

Year	Total
2007	$490
2008	14,710
2009	34,656
2010	—
Total	$49,856

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

Other Commitments and Contingencies

The Company has entered into miscellaneous notes for vehicles and leases for office equipment at various interest rates and terms totaling $230,000. The table below shows these obligations over the next five years (in thousands).

Year	Lease Payment	Interest on Leases	Note Payment	Note Interest
2007 (Remaining portion)	$4	$1	$13	$2
2008	17	3	56	5
2009	18	3	49	5
2010	17	2	16	1
2011	17	1	—	—
Total	$73	$10	$134	$13

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of our financial condition and plan of operations constitutes management’s review of the factors that affected our financial and operating performance for the nine months ended September 30, 2007 and 2006. This discussion should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report and in our Form 10-KSB/A, for the year ended December 31, 2006.

Overview

We are in the business of the exploration, development and, if warranted, the mining of properties containing molybdenum. We currently have a 30-year renewable lease for the lands, surface rights, patented and unpatented claims related to the Mount Hope Project, a primary molybdenum property, located in Eureka County, Nevada. In 2006, we acquired a second significant molybdenum project, the Hall-Tonopah project, located in Nye County, Nevada. We also own other properties and mineral rights on which we intend to conduct mineral exploration and evaluation for determining economic viability for further development.

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

In August 2007, the Company completed a Bankable Feasibility Study on the Mount Hope Project, which provided data on the viability and expected economics of the project. The Bankable Feasibility Study indicated a Net Present Value (NPV) of $1.4 billion for the Mt. Hope project, an Internal Rate of Return (IRR) of over 37% and capital payback of approximately 2.0 years. Molybdenum production over the first five years of the project is expected to be approximately 38 million pounds per year at a projected average direct operating cost of $4.42 per pound of molybdenum over the first five years and royalties of $1.15 per pound of molybdenum. Processed ore grades are expected to average 0.100% over the first five years. Based on the findings in the study, the Company reported 1.31 billion pounds of contained molybdenum in Proven and Probable Reserves. The study estimated the required capital costs for the project at $852 million, based on the assumptions contained therein.

In October 2007, the Board of Directors approved the transition of the project into the development phase and authorized our management to proceed with the execution of the project as outlined in the Bankable Feasibility Study. Accordingly, we have commenced placing long-lead equipment orders and we anticipate receiving the required permits in the second quarter of 2009. We do not expect to generate revenues from operations before production of molybdenum begins at the Mount Hope project. Based on the foregoing assumptions, we estimate that mine production at the Mount Hope Project will commence in the second half of 2010.

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

From January 2007 through April 2007, we completed a drilling program at Hall-Tonopah on the molybdenum mineralization of the existing molybdenum pit developed by Cyprus and an east extension mineralized area near the top of the east side of the existing pit. This program included 13 reverse circulation drill holes and nine diamond drill holes.

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

Results of Operations for the Nine Months Ended September 30, 2007
Compared to Nine Months Ended September 30, 2006

Beginning in October 2007, we are classified as a development stage company with no producing mines and, accordingly, we do not produce income. Our net loss for the nine months ended September 30, 2007 was $30.6 million as compared to a net loss of $9.4 million for the nine months ended September 30, 2006. The increase of $21.2 million is attributable primarily to increased level of expenditures in exploration and evaluation required to complete our Environmental Impact Statement and our bankable feasibility study at Mount Hope as well as continuing and exploration and evaluation at Hall-Tonopah as we continue to evaluate our molybdenum resources there. General and administrative costs are also increasing as we continue to expand our support personnel for the higher levels of activity in our development and exploration efforts.

Exploration and evaluation expenditures of $16.2 million were incurred at the Mount Hope Project and the Hall-Tonopah Project during the nine months ended September 30, 2007, as we continued to drill and evaluate our properties. This is consistent with our stated objective to complete our Mount Hope Project development plans and to focus on the permitting required to bring the project to commercial production and to confirm existing mineralization as well as identify additional molybdenum resources at Hall-Tonopah. The expenditures during the nine months ended September 30, 2007 were related to this objective, including associated costs involved in properly evaluating and developing our Bankable Feasibility Study for the Mount Hope Project which was completed in August 2007.

We also incurred corporate and administrative costs of $15.3 million for the nine months ended September 30, 2007 compared with $5.4 million for the nine months ended September 30, 2006 consistent with our increased activity levels. These costs include employee compensation expenses, increase in staffing levels of corporate personnel and associated costs, marketing and investor relations expenses, general legal expenses, and accounting and compliance issues reflecting the greater complexity of our operations.

During the nine months ended September 30, 2007, we added key Officers, Directors and employees as a continuation of our previously announced reorganization of the executive team to keep up with our significant growth. In connection with our compensation programs we granted stock options and unvested common shares to attract, retain and motivate our Officers, Directors and key employees. As a result, we incurred non-cash equity compensation costs of $5.5 million in the nine months ended September 30, 2007 compared with $1.6 million in the nine months ended September 30, 2006. Over one half of the amount for the nine months ended September 30, 2007 was as a result of the initial retention of Officers, Directors and employees and, accordingly, is not expected to be of a recurring nature.

Liquidity and Capital Resources

On October 4, 2007 the Company's Board of Directors approved the development of the Mount Hope Project as contemplated in the Bankable Feasibility Study. The development of the Mount Hope Project has an estimated total capital requirement of approximately $1 billion comprised of initial construction cost in excess of $850 million; $50 to $70 million in cash bonding requirements; $27 million in advance royalty payments; and amounts necessary for financing costs and working capital. Such capital requirements are management's best estimates based on the Bankable Feasibility Study and other available information, and are subject to change, which changes could be material. The Company will also require additional capital to continue the exploration and evaluation of Hall-Tonopah, as well as continue payment of ongoing general, administrative and operations costs associated with supporting its planned operations, the amounts of which are presently unknown.

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

The Company does not currently have the capital necessary to complete the Mount Hope Project and, accordingly, plans to raise the capital on an ongoing basis when needed. Our current business plan will require the Company to raise approximately $200 million in capital from now through December 31, 2008 with $10 to $20 million of such amount required by December 31, 2007. If the Company is unable to raise sufficient quantities of capital when needed, it will be necessary to develop alternative plans that would likely delay the development and completion of the Mount Hope Project. There is no assurance that we will be able to obtain the necessary financing for the Mt. Hope Project on customary terms, or at all.

Our cash balance at September 30, 2007 was $24.1 million compared to $19.4 million at September 30, 2006. Total assets at September 30, 2007 were $43.8 million compared to $27.5 million at September 30, 2006. The change in these balances reflects the purchase of property and water rights for our Mount Hope Project and the purchase of a corporation to secure the royalty at our Hall-Tonopah project offset by proceeds received in March 2007, from a private placement of equity. Current liabilities at September 30, 2007 were $8.8 million compared to $.7 million at September 30, 2006. This increase in current liabilities reflects our increased accounts payable due to increased drilling expenses and expenses related to the preparation of our bankable feasibility study, and due to the increase in our required provision for post closure reclamation and remediation costs.

On January 10, 2006, we concluded a private placement of 3,021,936 units at a price of $1.10 per unit. Each unit consisted of one share of our common stock and one-half of one warrant to purchase one share of our common stock. Each whole warrant is exercisable for 24 months from the date of issuance and carries an exercise price of $1.75 per whole share. The gross proceeds of this offering were $3.3 million and, after payment of sales commissions and finder’s fees, we received net proceeds of $3.2 million.

On February 15, 2006, we concluded a private placement of 15,000,000 units at a price of $2.00 per unit. Each unit consisted of one share of our common stock and a warrant to purchase one-half of a share of our common stock. Each whole warrant is exercisable for five years from the date of issuance and carries an exercise price of $3.75 per whole share. The gross proceeds of this offering were $30.0 million and, after payment of sales commissions and finder’s fees, we received net proceeds of $27.9 million. In the aggregate, we issued 15 million shares of common stock and warrants to purchase an additional 8.3 million shares, including warrants issued as compensation to the placement agent.

On January 30, 2007, the Company completed its previously announced acquisition of all of the issued and outstanding shares of a corporation that held a 12 percent net smelter royalty interest in the mineral rights of the Company’s Hall-Tonopah molybdenum-copper property in Nye County, Nevada. The Company now owns the Hall-Tonopah Property and all associated mineral rights without future royalty obligations. As set forth in the Purchase Agreement, the Company paid approximately $4.9 in cash at closing. At first commercial production of the property, the Company has agreed to pay an additional $6.0 million.

In April 2007, we concluded a private placement of 7,352,942 units for gross proceeds of $25.0 million, with net proceeds to the Company of approximately $23.5 million after legal and other related expenses. In the aggregate, the Company issued the units at a price of $3.40 per unit. Each unit consisted of one share of common stock and a warrant to purchase one half of one share of common stock. Each warrant will be exercisable at a price of $5.20 per whole share for a period of one year from the date of closing.

See note 12 to the condensed consolidated notes to the financial statements for a discussion of commitments and contingencies.

Changes in Accounting Policies

We did not change our accounting policies during the nine months ended September 30, 2007.

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

As more fully described in our Annual Report on Form 10-KSB/A for the year ended December 31, 2006, the Company has implemented a number of internal control procedures to remediate the material weakness discussed above. As a result of these internal control improvements, we believe the material weakness that existed at September 30, 2007 has been remediated as of the date of this filing.

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

PART II

OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Shareholders on October 4, 2007 to (1) elect members of the Company’s Board of Directors, (2) to approve the reincorporation of Idaho General Mines, Inc. (“Idaho General”) into the State of Delaware through a merger with and into the Company, (3) to approve an amendment to the Company’s 2006 Equity Incentive Plan; and (4) to approve an amendment to accelerate the termination of the Company’s Shareholders Rights Plan. The results of the Annual Meeting are as follows:

(1) Election of Seven Members of the Board of Directors

The shareholders elected the following seven individuals to serve as directors of the Company for terms expiring at our next annual meeting and until their successors are elected and qualified:

Name	Votes For	Votes Withheld
Bruce D. Hansen	48,572,297	92,124
Gene W. Pierson	46,724,755	1,939,666
Norman A. Radford	46,496,170	2,168,251
R. David Russell	46,708,655	1,955,766
Richard F. Nanna	46,495,970	2,168,451
Ricardo M. Campoy	48,464,035	200,386
Mark A. Lettes	48,351,079	313,342

(2) Approval of Reincorporation of Idaho General into the State of Delaware

The shareholders approved the reincorporation of Idaho General into the State of Delaware through a merger with and into the Company by the following vote:

For	33,130,638
Against	2,622,959
Abstain	28,372
Broker Non-Vote	12,882,452

(3) Approval of Amendment to the 2006 Equity Incentive Plan

The shareholders approved an amendment to the Company’s 2006 Equity Incentive Plan by the following vote:

For	28,435,756
Against	6,108,901
Abstain	1,237,312
Broker Non-Vote	12,882,452

(4) Approval of an Amendment to Accelerate the Termination of the Shareholders Rights Plan

The shareholders approved an amendment to the Shareholders Rights Agreement dated as of September 22, 2005 (as amended from time to time, the “Shareholders Rights Plan”), to accelerate the termination of the Shareholders Rights Plan, by the following vote:

For	35,409,932
Against	247,912
Abstain	124,125
Broker Non-Vote	12,882,452

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit
2.1	Agreement and Plan of Merger dated October 5, 2007 (1)
3.1	Certificate of Incorporation (1)
3.2	Bylaws (1)
4.13	Fourth Amendment to Shareholders Rights Agreement (1)
10.8	Amended and Restated Employment Agreement between the Company and Bruce D. Hansen dated September 13, 2007 (2)
31.1	Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act
31.2	Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350

(1) Incorporated by reference to the Current Report of the registrant on Form 8-K filed on October 5, 2007.
(2) Incorporated by reference to the Current Report of the registrant on Form 8-K filed on September 18, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 15, 2007

GENERAL MOLY, INC.

/s/ Bruce D. Hansen
Bruce D. Hansen
Chief Executive Officer