Form 10KSB
period 2007-12-31
General Moly, Inc
filed 2008-03-21
CIK 1275229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Revenues of the registrant for its fiscal year ended December 31, 2007 were $0.

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was $287,458,319 as of March 14, 2008.

The number of shares outstanding of registrant’s common stock as of March 14, 2008 was 66,698,724.

DOCUMENTS INCORPORATED BY REFERENCE

The information required certain portions of by Part III of this report is incorporated by reference from the registrant’s definitive proxy statement, relating to the Annual Meeting of Stockholders scheduled to be held in June 2008, which definitive proxy statement will be filed not later than 120 days after the end of the fiscal year to which this report relates.

Transitional Small Business Disclosure Format (check one): YES ☐ NO ☒

i

PART I

ITEMS 1& 2.	DESCRIPTION OF BUSINESS AND PROPERTIES

The Company

References made in this Annual Report on Form 10-KSB to “we”, “our”, “us”, “GMI” and the “Company” refer to General Moly, Inc.

We are a development stage company in the business of the exploration, development and mining of properties primarily containing molybdenum. Our primary asset is an 80% interest in the Mt. Hope Project (“Mt. Hope Project”), a primary molybdenum property, located in Eureka County, Nevada. The Mt. Hope Project has contained Proven and Probable molybdenum reserves totaling 1.3 billion pounds (1.1 billion pounds owned by GMI) of which 1.1 billion pounds (0.9 billion pounds owned by GMI) are estimated to be recoverable. In 2006, we acquired a second significant molybdenum project, the Hall-Tonopah Property (the “Hall-Tonopah Property”), located in Nye County, Nevada which we own 100%. The Hall-Tonopah Property is anticipated to become our second molybdenum operation with production, depending on market conditions, expected to begin in 2013 or 2014. In addition, we own other non-core properties and mineral rights on which we may conduct mineral exploration and evaluation.

Mt. Hope Project. In August 2007, we completed a Bankable Feasibility Study on the Mt. Hope Project that provided data on the viability and expected economics of the project (the “Bankable Feasibility Study” or “BFS”). The Bankable Feasibility Study includes plans to mine and process 60,625 short tons of ore per day through a conventional SAG mill and ball mill circuit.

The Bankable Feasibility Study forecasts (on a 100% basis) molybdenum production over the first five years of 38 million pounds per year at projected average direct operating costs of $4.42 per pound of molybdenum. Royalties, based on expected molybdenum prices, are anticipated to average $1.15 per pound in addition to the direct operating costs. Processed ore grades are expected to average 0.10% over the first five years. The mine is anticipated to have a 44-year life with 32 years of open pit mining and processing operations followed by 12 years of processing lower grade stockpiled ore. The BFS estimates initial development capital costs, in 2007 dollars, for the project at $852 million, based on the assumptions contained therein. The accuracy of the estimate is considered to be plus or minus 15%. Based on the current expectation of inflationary trends in the industry-wide cost structure, we would expect increases to the development cost amounts would be more likely than decreases to the estimated amounts. Additionally, the current initial reclamation financial assurance is estimated at $53 million and the estimated payment of Advance Production Royalties (as hereinafter defined) will total $22.0 million.

In October 2007, our Board of Directors approved the transition of the Mt. Hope Project into the development phase and authorized our management to proceed with the execution of the project as outlined in the Bankable Feasibility Study. Accordingly, we have commenced placing long-lead equipment orders and we anticipate receiving the required permits in mid-2009. We do not expect to generate revenues from operations before production of molybdenum begins at the Mt. Hope Project. Based on the foregoing assumptions, we estimate that mine production at the Mt. Hope Project will commence in late 2010.

In November 2007, we entered into a Securities Purchase Agreement with ArcelorMittal S.A. (“ArcelorMittal’) whereby an affiliate of ArcelorMittal, the world’s largest steel producer, agreed to purchase 8.257 million shares of General Moly’s common stock at $8.50 per share, generating approximately $70 million in proceeds. In connection with the Securities Purchase Agreement, we also entered into a Molybdenum Supply Agreement with an affiliate of ArcelorMittal to supply an aggregate of 6.5 million pounds (plus or minus 10% at ArcelorMittal’s option) of molybdenum annually for five years, beginning once Mt. Hope Project reaches certain production levels. The agreement provides for a floor price significantly higher than estimated cash costs of production and includes a variable discount to spot molybdenum prices above the floor.

In February 2008 we formed a joint venture with POS-Minerals Corporation (“POS-Minerals”), an affiliate of POSCO, a Korean steel company, the world’s third largest steel producer, for the development of the Mt. Hope Project. Under the terms of the joint venture, we contributed all of our rights related to the Mt. Hope Project into a newly formed entity Eureka Moly, LLC (“Eureka Moly”). POS-Minerals contributed $50 million to Eureka Moly in February 2008 and is obligated to contribute an additional $50 million in July, 2008, and $70 million within 15 days after the Mt. Hope Project obtains all material permits required for the Mt. Hope Project (the “Third Contribution Installment Date”). On the Third Contribution Installment Date POS-Minerals will also fund its proportionate share of project capital and operating expenses incurred from January 1, 2008 to the Third Contribution Installment Date. POS-Minerals owns 20% of the Mt. Hope Project and will be required to fund its 20% proportional share of all capital and operating costs and will be entitled to 20% of the production from the Mt. Hope Project.

1

In the event POS-Minerals does not make its required contributions to Eureka Moly, the joint venture agreement provides for a reduction or forfeiture of POS-Minerals ownership interest in Eureka Moly. In the event we do not obtain the permits required for the Mt. Hope Project by December 31, 2009, POS-Minerals may elect to either (1) not make the capital contribution on the Third Contribution Installment Date ($70 million) and reduce its ownership to 13% or (2) may reduce the amount of its third contribution on such date to $56 million with no reduction in ownership. Also, if production at the Mt. Hope Project is delayed beyond December 31, 2011 for reasons other than an event of force majeure, the joint venture agreement provides for return of up to $50 million with no corresponding reduction in ownership.

Hall-Tonopah. In March 2006, we purchased the Hall-Tonopah property, an approximately ten square mile property in Nye County, Nevada, including water rights, mineral and surface rights, buildings and certain equipment, from High Desert Winds LLC. The Hall-Tonopah Property includes the former Hall molybdenum and copper deposit that was mined by open pit methods between 1982 and 1985 by the Anaconda Minerals Company (“Anaconda”) and, between 1988 and 1991, by Cyprus Metals Company (“Cyprus”) for molybdenum. In addition, Equatorial Tonopah, Inc. mined copper from 1999 to 2000 on this property, although their operations were in a separate open pit. Much of the molybdenum deposit was drilled but not developed or mined by these previous owners.

In January 2007, we purchased the corporation that owned a 12% net smelter royalty on the Hall-Tonopah Property, effectively eliminating all 3rd party royalties on the property. Additionally in 2007, we purchased all outstanding mineral claims associated with this property that were not previously owned by us, thus giving us control over all mineral rights within the boundary of the Hall-Tonopah Property.

Since purchasing the Hall-Tonopah Property, we have completed two drilling programs at the property focused on validating, confirming and expanding the existing molybdenum mineralization identified and developed by Cyprus. As a result of completed exploration and evaluation work through November 2007, we have identified mineralization totaling 433 million tons averaging 0.071% molybdenum. We are continuing our evaluation of the Hall-Tonopah Property and we are currently incorporating additional assay results into our estimates and we anticipate completion of a pre-feasibility study in the 2nd quarter of 2008. This study will detail initial capital and operating costs as well as anticipated mining and milling rates and parameters.

Other Properties. We currently own several other, small, non-core, properties located in the western United States. These properties include additional molybdenum deposits as well as copper, silver and gold deposits.

Corporate Information

The Company was initially incorporated in Idaho under the name “General Mines Corporation” on November 23, 1925. In 1966, we amended our articles of incorporation to change our name to “Idaho General Petroleum and Mines Corporation,” and amended our articles again in 1967 changing our name to “Idaho General Mines, Inc.” On October 5, 2007, we reincorporated the Company in the State of Delaware (the “Reincorporation”) through a merger involving Idaho General Mines, Inc. and General Moly, Inc., a Delaware corporation that was a wholly owned subsidiary of Idaho General Mines, Inc. The Reincorporation was effected by merging Idaho General Mines, Inc. with and into General Moly, with General Moly being the surviving entity. In connection with the Reincorporation, all of the outstanding securities of Idaho General Mines, Inc. were converted into securities of General Moly on a one-for-one basis. For purposes of the Company’s reporting status with the SEC, General Moly is deemed a successor to Idaho General Mines, Inc. Our common stock is traded on the American Stock Exchange (AMEX) under the symbol “GMO” and, in February 2008, the Company began trading on the Toronto Stock Exchange (TSX) under the same symbol. Our registered and principal executive office is located at 1726 Cole Blvd., Suite 115, Lakewood, Colorado 80401 and the phone number for that office is (303) 928-8599.

Corporate Strategy and Objective

Our corporate strategy is to acquire and develop highly profitable advanced stage mineral deposits. Our near-term corporate objective is to profitably develop and operate the Mt. Hope Project and to continue our exploration and evaluation of the Hall-Tonopah Property.

We believe we have the following business strengths that will enable us to achieve our objectives:

•	A strong, proven management team with experience in mine development, project financing, and operations.

•
Our 80% interest in the Mt. Hope Project, currently in the permitting and development stage, is anticipated to be one of largest and lowest cost primary molybdenum producers in the world, driven, in part, by high grades that are processed early in the mine life.

•
The Hall-Tonopah project, which is currently undergoing a pre-feasibility study, has the potential to become a second, significant, molybdenum operation and is wholly-owned by the Company and royalty-free.

•	Mt. Hope and Hall-Tonopah are located in Nevada, which is geopolitically stable and has a long and ongoing history of large-scale, open pit mining operations.

•	Strong market fundamentals for the supply and demand of molybdenum.

Products

We do not currently produce any products. We are in the process of developing the Mt. Hope Project of which we own 80%. When in production, we expect the Mt. Hope Project to produce an average of 38 million pounds of molybdenum per year over the first five years of production and approximately 1.1 billion pounds of molybdenum over the 44-year life of the project. The Mt. Hope Project will primarily focus on producing Technical Grade Molybdenum Oxide (“TMO”) which is widely utilized by the steel industry. In the future we may also consider producing FerroMolybdenum (FeMo), which is utilized in the production of steel and stainless steel.

Molybdenum is a refractory metal with very unique properties. Approximately 70% to 80% of molybdenum applications are in steel making. Molybdenum, when added to plain carbon and low alloy steels, increases strength, corrosion resistance and high temperature properties of the alloy. The major applications of molybdenum containing plain and low alloy steels are automotive body panels, construction steel and oil and gas pipelines. When added to stainless steels, molybdenum imparts specialized corrosion resistance in severe corrosive environments while improving strength. The major applications of stainless steels are in industrial chemical process plants, desalinization plants, nuclear reactor cooling systems and environmental pollution abatement. When added to super alloy steels, molybdenum dramatically improves high temperature strength, creep resistance and resistance to oxidation in such applications as advanced aerospace engine critical components. The effects of molybdenum additions to steels are not readily duplicated by other elements and as such are not significantly impacted by substitution of other materials.

Other significant molybdenum applications include lubrication, catalytic sulfur reduction in petrochemicals, lighting, LCD activation screens, x-ray generation, high temperature heat dissipation and high temperature conductivity. These areas represent the highest technical and value added applications of molybdenum but are also the most readily replaceable in times of technical or economic downturns.

The steel industry is a primary consumer of molybdenum and will be the primary market target for Mt. Hope TMO. We will also consider the production of value-added molybdenum products suitable for use as catalysts in petroleum refining and other energy markets.

The supply of Molybdenum comes from both primary molybdenum mines, such as our proposed Mt. Hope Project and as a byproduct of porphyry copper production.

Description of the Mt. Hope Project

Overview

Effective as of January 1, 2008 we contributed all of our interest in the assets related to the Mt. Hope Project, including the Company’s lease of the Mt. Hope property, into a newly formed entity, Eureka Moly and entered into a joint venture for the development and operation of the Mt. Hope Project with POS-Minerals. Under the joint venture, POS-Minerals owns a 20% interest and General Moly owns, through a wholly-owned subsidiary, an 80% interest in Eureka Moly. The discussion in this section “Description of the Mt. Hope Project” is based on the entire project of which we own an 80% interest.

Eureka Moly is proceeding with the permitting and development of the Mt. Hope Project. The project will include the development of an open pit mine, construction of a concentrator plant, construction of a roaster plant, and construction of all related infrastructure to produce TMO, the most widely marketed molybdenum product.

From November 2004 through August 2007 we conducted numerous exploration, drilling and evaluation studies, culminating with the Bankable Feasibility Study for the Mt. Hope Project. In 2006, we initiated the baseline studies necessary for development of an Environmental Impact Statement (“EIS”). We completed an initial Plan of Operations that the Bureau of Land Management (BLM) accepted in September 2006. In December 2006, the BLM selected an environmental firm to complete the EIS for the Mt. Hope Project. Various environmental data and study tasks are ongoing in connection with the permitting process.

Work is progressing to complete the EIS, transfer water rights to mining use and obtain necessary permits. The current schedule for the development of the Mt. Hope Project indicates a Record of Decision (“ROD”) in mid-2009 and commencement of production in late 2010. Based on these schedules, we have begun the procurement process for long-lead items including grinding mills and motors, a primary crusher and two electric shovels. Design and engineering is progressing at a pace intended to meet the project schedule. Planning for and acquisition of property for construction and employee housing is also underway. Delays in permitting, construction or delivery of long-lead equipment may delay this production schedule.

The Mt. Hope Project - Eureka Moly

The Mt. Hope Project is owned and will be operated by Eureka Moly, which is a joint venture between the Company and POS-Minerals. Eureka Moly currently has a 30-year renewable lease with Mount Hope Mines, Inc. (“MHMI”) for the Mt. Hope Project (the “Mt. Hope Lease”). Located in Eureka County, Nevada, the Mt. Hope Project consists of 13 patented lode claims, one millsite claim, and 1,577 unpatented lode claims, of which 109 unpatented lode claims are owned by MHMI and 1,468 unpatented lode claims are owned by Eureka Moly. The Bankable Feasibility Study contains a current claim map of the property.

The Mt. Hope Lease is subject to the payment of certain royalties. See“Business—Description of the Mt. Hope Project—Royalties, Agreement and Encumbrances” below. In addition to the royalty payments, Eureka Moly is obligated to maintain the property and its associated water rights, including the payment of all property taxes and claim maintenance fees. Eureka Moly must also indemnify MHMI against any and all losses incurred as a result of any breach or failure to satisfy any of the terms of the Mt. Hope Lease or any activities or operations on the Mt. Hope property.

Eureka Moly is not permitted to assign or otherwise convey its obligations under the Mt. Hope Lease to a third party without the prior written consent of MHMI, which consent may be withheld in its sole discretion. However, if the assignment takes the form of a pledge of our interest in the Mt. Hope Project for the purpose of obtaining financing, MHMI’s consent may not be unreasonably withheld. The Mt. Hope Lease further requires Eureka Moly keep the property free and clear of all liens, encumbrances, claims, charges and burdens on production except as allowed for project financing.

The Mt. Hope Lease provides that the terms of any project financing must provide that: (i) any principal amount of debt can only be repaid after payment of the periodic payments as set out in the Mt. Hope Lease; (ii) the lenders may not prohibit or interfere with any advance royalty payments due to MHMI under the Mt. Hope Lease; and (iii) no cash sweeps or payments of excess cash flow may be made to the lenders in priority of such advance royalty payments.

The Mt. Hope Lease also contains an after acquired property clause, which requires that any property acquired by Eureka Moly within two miles of the boundary of the Mt. Hope Project be conveyed to MHMI if requested within a certain time period following notification of such acquisition. MHMI has requested that we maintain ownership of all new claims filed by Eureka Moly, which now includes 1,468 unpatented lode claims.

The Mt. Hope Lease may be terminated upon the expiration of its 30-year term, earlier at the election of Eureka Moly, or upon a material breach and failure to cure such breach. If Eureka Moly terminates the lease, the termination is effective 30 days after receipt by MHMI of written notice to terminate the Mt. Hope Lease. If MHMI terminates the lease, termination is effective upon receipt of a notice of termination of a material breach, representation, warranty, covenant or term contained in the Mt. Hope Lease and followed by failure to cure such breach within 90 days of receipt of a notice of default. MHMI may also elect to terminate the Mt. Hope Lease if Eureka Moly has not cured the non-payment of obligations under the lease within 10 days of receipt of a notice of default. The term of the lease can be extended beyond 30 years if the Mt. Hope Project is in production or intends to resume production (and has provided notice accordingly).

Property Description and Location

The Mt. Hope Project is located on the eastern flank of Mt. Hope approximately 21 miles north of Eureka, Nevada. The Mt. Hope Project is located at the southern end of the northwest-trending Battle Mountain-Eureka mineral belt. Mt. Hope is approximately 2.6 miles due west of State Route 278, and the Mt. Hope Project centers in sections 1 and 12, T22N-R51E and sections 12 and 13, T22N-R51½E

Nature and Extent of the Eureka Moly’s Title

The land package for the Mt. Hope Project contains 13 patented lode claims, one patented mill site, and 1,577 unpatented lode claims. The total surface area covered by the Mt. Hope Project land package is 7,311 hectares. MHMI owns all of the patented claims and 109 of the unpatented lode claims. These claims are the subject of the Mt. Hope Lease. Eureka Moly owns the remaining 1,468 unpatented lode claims. The patented claims and unpatented claims comprising the Mt. Hope Project are listed by number and ownership in the Bankable Feasibility Study. Patented claims are owned real property and unpatented claims are held subject to the paramount title of the United States and remain valid for as long as the holder pays the applicable fees.

Royalties, Agreements and Encumbrances

Advance Royalty

The Mt. Hope Lease may be terminated upon the expiration of its 30-year term, earlier at the election of Eureka Moly, or upon a material breach of the agreement and failure to cure such breach. If Eureka Moly terminates the lease, termination is effective 30 days after receipt by MHMI of written notice to terminate the Mt. Hope Lease and no further payments would be due to MHMI. In order to maintain the lease, Eureka Moly must pay certain deferral fees and advance royalties as discussed below.

The Mt. Hope Lease Agreement requires a royalty advance (the “Construction Royalty Advance”) of the greater of $2,500,000 or 3% of certain construction capital costs, as defined in the Mt. Hope Lease, upon the earliest of the Company’s securing project financing in sufficient amounts to develop and put into operation the Mt. Hope property at an annual production level of at least 10 million pounds or October 19, 2008.

Eureka Moly has the right to defer the Construction Royalty Advance for one or two years by payment of a deferral fee (the “Deferral Fee”) in the amount of $350,000 on or before October 19, 2008 and October 19, 2009 in the event project financing for the project has not been secured by each of the dates. By October 19, 2010, Eureka Moly must pay at a minimum $2,500,000 of the Construction Royalty Advance with the remainder due upon either securing project financing or 50% of the remainder due on October 19, 2011 and the other 50% due on October 19, 2012.

Once the Construction Royalty Advance has been paid in full, Eureka Moly is obligated to pay an advance royalty (the “Annual Advance Royalty”) each October 19 thereafter in the amount of $500,000 per year. The Construction Royalty Advance and the Annual Advance Royalty are collectively referred to as the “Advance Royalties.” All Advance Royalties are credited against the MHMI Production Royalties (as hereinafter defined) once the mine has achieved commercial production. The Deferral Fees are not recoverable against Production Royalties.

Eureka Moly is obligated to pay a portion of the Construction Royalty Advance each time capital is raised for the Mt Hope Project based on 3% of the expected capital to be used for those certain construction capital costs defined in the lease. Based on the current estimate of raising capital and developing and operating the mine, we believe Eureka Moly’s contractual obligations under the Mt. Hope Lease will be as shown in the following table. This estimate is based on current estimates of the timing of securing project financing and the construction capital costs estimated in the Bankable Feasibility Study.

Year	Deferral Fees	Advance Royalties	Total
2008	$350,000	$2,200,000	$2,550,000
2009	—	18,200,000	18,200,000
2010	—	500,000	500,000
2011	—	—	—
Thereafter (1)	—	—	—
Total	$350,000	$20,900,000	$21,250,000

(1)
After the first full year of production, Eureka Moly estimates that the Production Royalties will be in excess of the Annual Advance Royalties for the life of the project and, further, the Construction Royalty Advance will be fully recovered (credited against MHMI Production Royalties) by the end of 2012.

Production Royalty

Following commencement of commercial production, Eureka Moly will be required to pay a production royalty to MHMI and Exxon Corporation (“Exxon”) as follows:

(a) MHMI Production Royalty

After commencement of commercial production at the Mt. Hope Project, Eureka Moly will be required to pay to MHMI a production royalty equal to the greater of: (i) $0.25 per pound of molybdenum metal (or the equivalent of some other product) sold or deemed to be sold from the Mt. Hope Project; or (ii) 3.5% of net returns (the “Base Percentage”), if the average gross value of products sold is equal or lower than $12.00 per pound, or the Base Percentage plus 1% of net returns if the average gross value of products sold is higher than $12.00 per pound but equal or lower than $15.00 per pound, or the Base Percentage plus 1.5% of net returns if the average gross value of products sold is higher than $15.00 per pound (the “MHMI Production Royalties”). As used in this paragraph, the term “products” refers to ores, concentrates, minerals or other material removed and sold (or deemed to be sold) from the Mt. Hope Project; the term “gross value” refers generally to proceeds received by us or our affiliates for the products sold (or deemed to be sold); and the term “net returns” refers to the gross value of all products, less certain direct out of pocket costs, charges and expenses actually paid or incurred by us in producing the products.

(b) Exxon Production Royalty

Exxon will receive a perpetual 1% royalty interest in and to all ores, metals, minerals and metallic substances mineable or recoverable from the Mt. Hope Project, equal to 1% of total amount of gross payments received from the purchaser of ores mined/removed/sold from property net of certain deductions.

Environmental Regulations and Permits

The Mt. Hope Project is subject to numerous state and federal environmental regulations and permitting processes. See “Applicable Mining Laws” and “Permitting” below for a detailed description of these requirements.

Accessibility, Climate, Local Resources, Infrastructure and Physiography

Access

The Mt. Hope Project has year-round access from Nevada State Route 278. The land package includes the land between the project site and State Route 278.

Climate

Climate in the area is moderate, with average highs in July of about 86 degrees Fahrenheit and lows in January of about 17 degrees Fahrenheit. Precipitation in the area is relatively low with annual rainfall averages about 12 inches. Operations at the site are planned to continue year-round.

Local Resources and Infrastructure

The town of Eureka, Nevada is approximately 21 miles to the south of the Mt. Hope Project, via State Route 278. The infrastructure requirements to support the mine and concentrator consist of bringing power to the property, acquiring water rights within the adjacent Kobeh Valley area commensurate with the operational requirements, developing a water well field within the Kobeh Valley, site access roads, and constructing maintenance shops for the mine and plant administrative offices. A 230kV power line is expected to be developed from the Machacek substation near the town of Eureka to the mine site.

Water Rights and Surface Rights

In January of 2008, we announced that we had secured all required water rights anticipated to be necessary to operate Mt. Hope Project’s planned facilities. Planned water wells, located approximately 6 miles to the west of the planned operating facilities, are anticipated to supply approximately 7,000 gallons per minute (gpm) to the Mt. Hope Project. Exploration for water is ongoing. We completed the first phase of exploration in November 2007 with identification of three target wells and identification of additional carbonate fracture targets in the planned wellfield area. Well testing is ongoing and geophysics exploration for water is ongoing. The process of Applications to Change in point diversion and manner of use of the purchased water rights is in process. A pre-hearing conference occurred on March 17 and hearings on the Applications to Change are scheduled for October 2008 with the state engineer.

Surface rights on the Mt. Hope Project include BLM open range grazing rights and stock water rights. Two power line easements cross within the property boundaries. A 345 kV transmission line operated by Sierra Pacific Power runs north-south on the western edge of the property and the other easement is a medium-voltage power line that runs from the old mill facilities east along State Route 278 to the eastern property boundary.

Physiography

The Mt. Hope area lies within an area of north-south trending mountains separated by alluvial valleys. The primary mountain ranges in the Mt. Hope area include the Roberts Mountains, Sulphur Spring Range, Diamond Mountains, Simpson Park Range and the Cortez Mountains. Elevations of the mountains range from over 10,000 feet for the Roberts Mountains to approximately 6,800 feet for the crests of the Sulphur Spring range.

The major valleys in the Mt. Hope region are Diamond Valley to the east, Garden Valley to the north, and Kobeh Valley to the west. Diamond and Garden Valleys are elongated in a north-south direction. Kobeh Valley is roughly equidimensional in form and to the west and southwest of Mt. Hope.

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

Mt. Hope, located in the lower foothills of the southeast flank of the Roberts Mountains, stands approximately 8,400 feet in elevation. Areas to the east and southeast slope gently to elevations from 6,400 to 7,900 feet. Diamond Valley, situated to the south and east, is approximately 5,450 feet in elevation.

History

Prior Ownership and Results of Exploration Work Ownership

Lead-zinc ores were discovered at Mt. Hope in 1870, and small scale mining carried out sporadically until the 1970s. Zinc and adjacent copper mineralization were the focus of drilling activities by Phillips Petroleum in the early 1970s and by ASARCO and Gulf (“ASARCO”) in the mid-1970s which outlined further zinc mineralization. The last drill hole of this series encountered significant molybdenum mineralization at depth west of the zinc deposits. The significance of this mineralization was first recognized by ASARCO in 1976, but ASARCO did not reach an agreement with MHMI to test this potential.

Exxon recognized molybdenum potential at Mt. Hope in 1978 and acquired an option on the property from MHMI. By 1982, Exxon had completed 69 holes, which partially defined a major molybdenum deposit underlying the east flank of the Mt. Hope property. Exxon conducted a +/-25% feasibility study of the Mt. Hope prospect in 1982. The Exxon study focused on an ore production rate of 27,500 tpd starting in 1985. In December 1983, Exxon completed an optimization study, which generally involved a reduced capital and operating cost estimate based on more aggressive project parameters. An extensive environmental database of multiple assessments by consultants formed the basis of the environmental assessment and was utilized in the Exxon permitting process for their intended BLM land exchange. The Exxon feasibility study calculated a sizable molybdenum deposit. A draft EIS was completed on the project and public hearings were held in early 1985. Exxon drilled an additional 60 holes on the property between 1983 and 1988 but did not update their deposit block model with data from the post 1982 holes. Cyprus Metals Company (“Cyprus”) drilled four holes on the property in 1989-90 under an agreement with Exxon but did not pursue the project.

We established an agreement with MHMI in 2004 pursuant to which we obtained access to the work completed by previous companies that had evaluated the property, including drill core and drill data. We used this data as the basis for developing an evaluation of the Mt. Hope deposit. The evaluation provided the basic engineering, plant design and other aspects of analysis of the Mt. Hope Project and outlined a positive operating process, waste disposal, mine design and plan, environmental, permitting plan, operating and capital cost estimates, and the corresponding estimates of mineralized material.

Geology

Central Nevada represents a band of north-south trending mountain ranges which are composed of rock units characterized into three groups: (1) Western Assemblage rocks made up of carbonaceous shale, mudstone, chert, and volcanic rocks; (2) Eastern Assemblage rocks consisting of thick sequences of carbonate and clastic rocks; and (3) overlap assemblages of mixed carbonate and coarse to fine siliciclastic rocks.

The Western Assemblage was thrust faulted eastward over the Eastern Assemblage sequence. This area of thrusting is known as the Roberts Mountain Thrust Zone. Materials shed off the fore front of the thrust sheet formed the overlap assemblage. Mt. Hope is located on the leading edge of this zone on the west side of the overlap group of rocks.

The Mt. Hope deposit is located on the eastern edge of a mineral belt linking deposits of diverse ages along a northwest-southeast trending line. The Battle Mountain-Eureka mineral belt, 240 miles long, has served to localize intrusive and mineralizing activity and has resulted in major deposits of gold, silver, copper, and molybdenum.

The Mt. Hope deposit is centered in an elevated area of igneous rock exposure 1 by 1.5 miles in size. The complex contains extrusive igneous rocks derived from a common volcanic source. Quartz porphyry, the principal molybdenum host rock, is commonly veined with quartz in the deposit area, and a quartz vein stockwork is well developed in the subsurface. The molybdenum deposit occurs as two dome shaped intrusions or “stocks” about 1,450 feet in diameter, the tops of which approach but do not reach the surface. These stocks are important centers of molybdenum mineralization. The mineralization, which is symmetrical about the overlapping domes, is differentiated into separate western and eastern mineral systems.

The Mt. Hope deposit is a molybdenum porphyry, is classified as a low fluorine, sub-climax type deposit. This type of deposit has well zoned molybdenum mineralization. The molybdenum mineral content, termed grade zoning, surrounds the central area of the deposit and forms geometries that are circular in plan and arch (inverted bowl) shaped in section.

The mineral zones or “shells” consist of quartz porphyry cross-cut by quartz stockwork veining containing molybdenite. The higher grade shells are near the surface.

Mineralization

The main form of molybdenum mineralization is molybdenite (molybdenum disulfide) and occurs within the intrusive quartz porphyry rocks of the Mt. Hope complex and to a lesser extent in the metamorphosed Vinini formation adjacent to the southern margin of the mineralized domes. Much of the known molybdenite is distributed around two mineralized systems consisting of two dome shaped zones of mineralized stockworks. The top of the mineral system has, however, been sliced off exposing the high grade portion of the system and displacing little ore above the Mt. Hope fault shown above.

A concentration of higher grade mineralization, averaging approximately 0.15% molybdenum, is present between the eastern and western mineral systems. Referred to as the overlap zone, this zone is roughly 1,300 feet in diameter and varies from 325 to 985 feet deep. The top is 325 feet below the ground surface. This zone is the nucleus of the open pit mineralization to be mined in the first 32 years with lower grade mineralization being mined and stockpiled during these first 31 years and being milled in the succeeding 12 years.

Exploration

Since acquiring access to the Mount Hope Project, we have completed additional exploration drilling for molybdenum for the purposes of supporting our Bankable Feasibility Study and obtaining engineering information for items such as geotechnical design, hydrology, and condemnation for waste dumps and tailings ponds as well as infill drilling for ore calculation purposes.

The Mt. Hope Project has been extensively drilled and all core and assay results are available. Accordingly we have been able to analyze and quantify the mineral resource based on an extensive high quality database. The drilling at the Mt. Hope Project has been predominately performed by utilizing diamond core methods, and subsidiary reverse circulation (RC) in areas of condemnation and water well drilling. To date, 257 holes have been drilled into the property for a total of 300,901 feet of drilling; 232,189 feet of which is core, the remaining 68,712 feet is RC.

Mineralization to Be Mined

The table below summarizes the ore and head grades we expect to be milled under our current mine plans for Mt. Hope.

Mill Feed Ore Statistics
Category	Ktons	Average Grade Mo %	Mo Recovery %
Ore in Years 1-5	110,346	0.100	87.0
Ore in Years -1-10	220,737	0.094	86.7
Ore in Years 1-20	439,195	0.086	86.2

The modeled pit, including the above mineralized material, contains an estimated 2.7 billion tons of total material. From the inception of production through year 32, the mill will process 702,953 thousand tons of ore at an average head grade of .078%. During this time period low grade ore totaling 262,973 thousand tons with an average head grade of .042% will be stockpiled for later feed into the mill from years 32 through 44. Waste material totaling 1,741,815 thousand tons will also be mined and disposed of on site. The total production is based on a life of mine and has an average 0.042% Mo cutoff grade.

Mining

The Mt. Hope Project is planned for production by conventional large-scale, hard-rock, open-pit mining methods. The current mine plan provides for primary loading by two electric cable shovels and one hydraulic shovel. Clean up and support loading will be provided by a 24 cubic yard capacity front end loader. The mine fleet is expected to include 22 240-ton trucks by the end of the first full year of production.

Ore will be hauled directly to the crusher at the southeast side of the pit. Waste will be delivered to one of four waste sites located around the mine. One low grade stockpile will be located on the south of the pit. Although much of the “stockpile grade” material is expected to go directly to the mill, some will be temporarily stockpiled depending on the cutoff grade. This material will be re-handled and processed through the plant following the initial 32 years of mining. The planned storage of low-grade ores is 263 million tons at a grade of .043% Mo.

Process Overview

The process circuit will include:

•	Primary Crusher & Coarse Ore Stockpile—The primary crusher (60x89 superior gyratory) will be located adjacent to the pit and crushed ore will be fed to a 70,000 ton live capacity stockpile.

•
SAG & Ball Mill Circuit—Ore will be reclaimed from the stockpile from one of four feeders and fed by conveyor to the SAG mill operating in a closed circuit with a pebble crusher. Following the SAG mill, the ore will be ground to 80% passing 150 microns (0.006 in.) in the two balls mills at an average daily processing rate of 60,625 tons.

•
Flotation Circuit—Following the grinding circuit, the ore will be processed in a conventional flotation plant. The molybdenum ore will be treated through two banks of rougher/scavenger flotation, one stage of first cleaners followed by regrind, and four additional stages of cleaner flotation. Some molybdenum concentrates with higher levels of contaminant metals will be treated through a concentrate leach facility to produce the final molybdenum concentrate. Recent metallurgical results on the ore, indicated that an estimated mill recovery of approximately 85.8% is achievable across grades ranging from 0.04% through 0.1% Mo with final concentrate grades of approximately 54% to 56% Mo. The initial 32 years of higher-grade ores will achieve recoveries of about 87%

•
Roaster Circuit—Molybdenum concentrate will be further processed in two multi-hearth roasters to produce technical grade molybdenum oxide product. The roasting facility will provide a fully integrated process.

Tailings Facility

The proposed mining and processing operation is expected to produce approximately 22 million tons of tailings (including SO2 scrubber residue) per year. Approximately 966 million tons of tailings will be produced under the current mine plan. The Tailings Storage Facility (“TSF”) layout provides for the construction of one tailings impoundment that will contain the first 30 years of operations. A second facility is planned for the remaining years for the mine life. The tailings impoundments will be constructed with HDPE plastic liners for groundwater protection.

Bankable Feasibility Study

On August 30, 2007, we completed the Bankable Feasibility Study which established proven reserves totaling 189,675 thousand tons of ore at an average grade of .083% molybdenum sulfide and probable reserves totaling 776,251 thousand tons of ore at an average grade of .065% molybdenum sulfide. The BFS includes an estimate of the initial capital for the Mt. Hope Project (including the roaster) to be approximately $852 million and project cash operating costs are estimated to be $4.42 per pound of molybdenum for the first five years of operations and $4.67 per pound of molybdenum for the first 10 years of operations. These estimates are based on 2007 constant dollars and will be subject to cost escalation. We expect that these cost estimates will continue to evolve over time based on changes in the industry-wide cost structure as well as changes in our operating strategies and initiatives for the project.

Statement of Reserves and Mineralized Material
Units = Short Tons

Reserves

Cutoff Grade		Proven Reserves		Probable Reserves		Proven+Probable Reserves
			Sulfide		Sulfide		Sulfide
K$Net/hr	%Mo Sulfide	Ktons	Mo Grade%	Ktons	Mo Grade%	Ktons	Mo Grade%

$3.000	0.034%	189,675	0.083	776,251	0.065	965,926	0.068

Additional Mineralized Material

Cutoff Grade		Measured		Indicated		Measured+Indicated
			Sulfide		Sulfide		Sulfide
K$Net/hr	%Mo Sulfide	Ktons	Mo Grade%	Ktons	Mo Grade%	Ktons	Mo Grade%

$0.001	0.024%	11,089	0.029	98,552	0.030	109,641	0.030

Mineralized material is tabulated at the breakeven cutoff at $10.00/lb Moly.
Breakeven cutoff covers the cost to mine and process the material. The Moly cutoff grades in sulfide form are close approximations to K$Net/hr.

As noted above, the Bankable Feasibility Study included an overall capital cost estimate of $852 million for the Mt. Hope Project. Cost estimates for certain items indentified in the Bankable Feasibility Study are summarized below. These estimates were completed in 2007 and used constant dollars as the basis for the estimates. The accuracy of the estimates is considered to be accurate within a range of plus or minus 15%. Based on the current expectation of inflationary trends in the industry-wide cost structure, we would expect increases to the development cost amounts would be more likely than decreases to the estimated amounts. However, the overall project costs include an estimated contingency amount and, within such contingency amount, we can experience higher than projected costs for certain line items without an increase in the overall project costs. We also intend to update engineering plans in response to any increased costs in order to manage project costs. These costs will be re-evaluated and updated as the engineering and construction progresses.

Estimated Capital Costs	$ Millions
Mine Preproduction Stripping	$44
Initial Mine Equipment	$171
Process Plant and Infrastructure (excluding Roaster)	$494
Roaster Facilities	$78
Owners Costs	$40
Community and Housing Infrastructure	$25
Total Estimated Initial Capital	$852

In addition to the foregoing costs, prior to commencement of production on the Mt. Hope Project, we anticipate Eureka Moly will be required to post cash bonds for initial reclamation financial assurance totaling $53.0 million and we will be required to pay approximately $22.0 million in advance royalties under the Mt. Hope Lease. Ongoing replacement and sustaining mine equipment and process plant capital over the 44 year operating life plus the three-year reclamation period is currently estimated to be approximately $635 million.

Pricing

Molybdenum market prices used in the BFS were prepared by an independent commodities research company, CPM Group. The resulting market price assumptions per pound of molybdenum contained in TMO were $28.00 in year one; $24.00 in year two; $22.00 in year three; $19.50 in year four; $16.00 in year five; $14.50 in year six and $13.50 in year seven through 44.

Production

Production over the life of the project is estimated to be 1.1 billion pounds of saleable molybdenum. Production over the first five years is estimated to average approximately 38 million pounds of molybdenum. Cash costs over the first five years of production are estimated to be approximately $5.57 per pound of molybdenum, including forecast royalty payments, which vary with molybdenum prices. Life of mine cash costs are estimated to be approximately $6.94 per pound of molybdenum.

Description of the Hall-Tonopah Project

On March 17, 2006, we purchased the Hall-Tonopah Property, an approximately ten square mile property in Nye County, Nevada, including water rights, mineral and surface rights, buildings and certain equipment from High Desert Winds LLC (“High Desert”), pursuant to an option granted to us by High Desert in February 2005. The property includes the former Hall molybdenum and copper deposit that was mined by open pit methods between 1982 and 1985 by the Anaconda and between 1988 and 1991 by Cyprus for molybdenum. Equatorial Tonopah, Inc. mined copper from 1999 to 2000 on this property, although their operations were in a separate open pit also located on the property. Much of the molybdenum deposit was drilled but not developed or mined by these previous owners. At closing, we paid High Desert a cash payment of $4.5 million for a portion of the property, and in November 2006, made an additional payment of $1.0 million for the remainder of the property.

On January 30, 2007, we purchased Equatorial Mining North America, Inc. and its two subsidiaries, which owned a 12% net smelter returns (NSR) royalty on the Hall-Tonopah Property, from Equatorial Mining Pty. Limited. The consideration paid for the Equatorial acquisition was $4.8 million with an additional deferred payment of $6 million due upon commencement of commercial operation of the property. In connection with the transaction, we acquired $1.2 million in cash accounts and assumed certain environmental liabilities on the reclaimed site. Additionally in 2007, we purchased all outstanding mineral claims associated with this property that were not previously owned by us thus giving the Company 100% control over all mineral rights within the boundary of the property. Additionally, we hold claims on BLM property adjacent to the patented grounds.

Since purchasing the Hall-Tonopah Property, we have completed two drilling programs focused on validating, confirming and expanding the existing molybdenum mineralization identified and developed by Cyprus. These programs, in aggregate, included 60 new drill holes and seven twin drill holes.

When the Company initially acquired the property in March 2006, it estimated that identified mineralization was 300 million tons averaging 0.091% molybdenum. This estimate was based primarily on mineralization estimates developed by prior owners and known mining activities already conducted on the deposit. Since then, and as a result of the Company’s drilling and modeling work, we have expanded identified mineralization to 433 million tons averaging 0.076% molybdenum. The Company is currently awaiting drill assay results that may influence identified mineralization. We expect to receive these results in March 2008.

We are currently conducting a pre-feasibility study on the Hall-Tonopah Property, which will detail initial capital and operating costs as well as anticipated mining and milling rates as well as permitting requirements. We expect to complete the pre-feasibility study in the second quarter of 2008.

History

In 1955, Anaconda leased and optioned the Hall Tonopah molybdenum prospect and mine in order to evaluate extensive molybdenum and copper occurrences. From 1956 through 1966, Anaconda explored or delineated molybdenum mineralization over an approximate one mile square area. Drilling indicated extensive mineralization from the surface to a depth of approximately 2,000 feet. Drilling delineated approximately 200 million tons of mineralization grading 0.091 percent molybdenum which was included in a long term mining plan. Mine construction began in 1979 with production from the Hall Mine starting in 1981. Anaconda ceased operations in 1985 due to low metal prices. Between 1982 and 1991, Anaconda and successor operator Cyprus Minerals mined a total of 50 million tons of ore grading 0.11 percent molybdenum. No further molybdenum mining took place after 1991, leaving an estimated 150 million tons of the plan un-mined at a grade of 0.09 percent molybdenum. Our current interest in the Hall-Tonopah Property is to review and confirm the mineralization contained in the previous mining plan and to extend the molybdenum zone by additional drilling in support of the development of a mining plan and pre-feasibility study.

A 100 million ton copper zone independent of the molybdenum was the subject of copper leach operation by Equatorial between 1995 and 2002. Approximately 10 million tons were mined before operations ceased in 2002. The copper zone is not currently being evaluated.

The molybdenum mine remains open and un-reclaimed and is easily accessed for mining. Various facilities and improvements continue to exist on the property that may be of future use for molybdenum operations including a power supply, water rights, water and well system, office and truck and vehicle shops, thickening tanks, water and fuel tanks, roads and other structures. All of the mobile equipment was removed from the property. Much of the plant area was reclaimed after the 2002 closure with most of the crushing, conveying, grinding, concentrator equipment and other milling equipment being removed from the property.

Our combined purchases of the assets and mineral rights at the Hall-Tonopah Property included all of the lands required for future operations and all of the mineral rights without reservations or royalties. The initial years for a new molybdenum operation and mine on this property will be entirely on fee lands owned by us. As a result, permitting will be through state agencies, including the Nevada Department of Environmental Quality (NDEP), and we will not be required to go through the Federal NEPA permitting process. Based on this and because we will be seeking to permit what has been a previous mining operation, we expect to have an expedited permitting schedule as compared to other start-up projects.

Geology

The ore body at the Hall-Tonopah Property is geometrically displayed as a cylinder, roughly coincident with and draped across, the igneous contact of a Cretaceous quartz porphyry stock and the metamorphosed volcanic host rock. The cylinder plunges -35o to the southeast. Molybdenite occurs as selvages on stockwork quartz veins and on bedding planes and tensional shears in the country rock with the majority of the molybdenum resource is located in the intrusive. Current estimated contained resource is 433 million tons of 0.071% molybdenum.

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

Molybdenum mineralization is concentrated in molybdenite, molybdenum di-sulfide, with lesser amounts of molybdenum oxide. Copper is concentrated in a blanket of chalcocite above the oxidation boundary and in chalcopyrite below the oxide zone. Pyrite is a common constituent of most of the ore body.

Other Properties

We currently own several other, small, non-core, properties located in the western United States. These properties include additional molybdenum deposits as well as copper, silver and gold deposits. We may conduct mineral exploration and evaluation on these properties in the future for determining economic viability for further development or sale.

Environmental Investigation - Shoshone County, Idaho

Our mineral property holdings in Shoshone County, Idaho include lands contained in mining districts that have been designated as “Superfund” sites pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act. This “Superfund Site” was established to investigate and remediate primarily the Bunker Hill properties of Smelterville, Idaho, a small portion of Shoshone County where a large smelter was located. However, because of the extent of environmental impact caused by this large smelter, the Superfund Site covers the majority of Shoshone County including our Chicago-London and Little Pine Creek properties (which are distant from the original smelter location) as well as many small towns located in Northern Idaho. We have conducted a property environmental investigation of these properties which revealed no evidence of material adverse environmental effects at either property. We are unaware of any pending action or proceeding relating to any regulatory matters that would affect our financial position due to these inactive mining claims in Shoshone County.

Applicable Mining Laws

Mining in the State of Nevada is subject to federal, state and local law. Three types of laws are of particular importance to the Mt. Hope Project: those affecting land ownership and mining rights; those regulating mining operations; and those dealing with the environment.

The Mt. Hope Project is situated on lands owned by the United States (“Federal Lands”). Eureka Moly, as the owner or holder of the unpatented mining claims, has the right to conduct mining operations on the lands subject to the prior procurement of required operating permits and approvals, compliance with the terms and conditions of the Mt. Hope Lease, and compliance with applicable federal, state, and local laws, regulations and ordinances. On Federal Lands, mining rights are governed by the General Mining Law of 1872 as amended, 30 U.S.C. UU 21-161 (various sections), which allows for the location of mining claims on certain Federal Lands upon the discovery of a valuable mineral deposit and on proper compliance with claim location requirements. Historically, the holder of an unpatented mining claim could, upon strict compliance with legal requirements, file a patent application to obtain a full fee title to the surface and mineral rights within the claim; however, continuing Congressional moratoriums have precluded new mining claim patent applications since 1993.

Aside from environmental regulations, the operation of mines is governed by both federal and state regulatory programs. The predominant non-environmental Federal regulatory program affecting operation of the Mt. Hope Project is the mine safety regulations administered by Mine Safety and Health Administration. Additional federal laws, such as those governing the purchase, transport or storage of explosives, and those governing communications systems, labor and taxes also apply. State non-environmental regulatory programs affecting operations include the permitting programs for drinking water systems, sewage and septic systems, water rights appropriations, Department of Transportation, and dam safety (engineering design).

Environmental regulations require various permits or approvals before any mining operations on the Mt. Hope Project can begin. Federal environmental regulations are administered primarily by the BLM. The EPA has delegated authority for the Clean Water Act and Clean Air Act to the State of Nevada. Thus, the Nevada Division of Environmental Protection (the “NDEP”) has primacy for these programs and is responsible for administering the associated permits for the Mt. Hope Project. The Bureau of Mining Regulations and Reclamation (“BMRR”) within NDEP also administers the permits for Water Pollution Control and reclamation. The NDEP also administers the permit program for onsite landfills. The Nevada Division of Wildlife administers the artificial industrial pond permit program. Local laws and ordinances may also apply to such activities as waste disposal, road use and noise levels.

Permitting

Permit Acquisition and Fundamental Environmental Permitting Considerations

We have initiated a plan to obtain the required principal environmental operating permits for the Mt. Hope Project in anticipation of a possible construction start in early 2009. A staged permit acquisition program is in progress. Baseline studies and data acquisition to support permitting was initiated in the fourth quarter of 2005. Facility designs and operational plans are being refined as data is collected and reviewed to minimize environmental impacts and facilitate the permitting process. The Mt. Hope Project is very large, even in the context of the extensive levels of mining in Nevada. In addition, the proposed 44-year project life compares to typical open-pit mine plans of 10 to 15 years. Permits for large, long-lived mines are the same as that for smaller mines, and the same regulations, regulatory agencies and standards apply. The planned mining and processing operations are consistent with numerous other permitted projects in Nevada, in terms of methods, facility design, equipment, and related engineering plans.

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

Environmental Inventories

There are certain environmental evaluations that routinely must be completed in order to provide the information against which project impacts are measured. Both the BLM and the NDEP, as well as the BMRR have requirements to profile existing conditions and to evaluate what effects will result from implementing the project plans on the Mt. Hope Project within the mine plan.

Background information on geology, air quality, soils, biology, water resources, wildlife, vegetation, noise, visual resources, social and economic conditions, and cultural resources is currently being assembled for us and will be submitted to the appropriate regulatory agencies.

Mt. Hope Permitting Requirements

As noted previously, numerous environmental permits are required to initiate operations at the Mt. Hope Project. However, five of these permits are the most significant in terms of the level of analysis and support documentation required, the potential for associated environmental impacts, and review time and associated costs. These are the Plan of Operations approval, Water Appropriations Permits, the Water Pollution Control Permit, the Reclamation Permit and the Air Quality Permit.

Plan of Operations Approval—Bureau of Land Management

Prior to the BLM being able to approve the Plan of Operations and the commencement of our project related operations on public lands, the BLM must comply with the requirements of the United States National Environmental Policy Act Process (the “NEPA Process”). The NEPA requirements include preparation of an Environmental Impact Statement (“EIS”), which is a complete review of the environmental impacts associated with the project as well as alternatives to the project. Preparation of an EIS will require the completion of several baseline studies in the Mt. Hope Project area, including but not limited to: cultural, biological, ground water and geochemical studies.

The initial Plan of Operations has been submitted to the BLM and preliminary plans to support other required permits have been developed and conceptually reviewed with regulatory agencies. Some potential environmental issues associated with the proposed operations have been identified. Eureka Moly anticipates that the mine plan can be refined to address these issues and minimize impacts. This will support permitting efforts and will also reduce potential environmental liability.

Issues of concern are primarily related to geochemistry and the associated potential for acid generation from waste rock, the water quality in the post-mining pit lake, and the potential mobilization of constituents in the tailings. Other significant potential impacts include effects of groundwater pumping on existing water rights and the population influx to the community of Eureka. Extensive laboratory testing has been conducted and is underway to fully evaluate the geochemistry of all material types that will be mined. The waste rock disposal facilities and tailings impoundment designs incorporate components to minimize potential impacts, consistent with accepted and demonstrated industry practices. State of the art hydrological and geochemical computer modeling is being conducted to determine if treatment of the post-mining pit lake will be required. Eureka Moly is working with Eureka County to identify opportunities to mitigate socioeconomic impacts.

Baseline studies to completely characterize the existing environmental conditions have been nearly completed. These baseline studies will support a full analysis of impacts, as required by the BLM review process. Eureka Moly has five Notice-level (less than 5 acres of disturbance) approvals from BLM to conduct drilling and other surface activities to further define the geology, hydrology, collect metallurgical samples, support geotechnical analysis and collect other information needed to refine operational plans and designs. Additional permit support activities such as expanded baseline surveys, hydrologic modeling and air dispersion modeling are being conducted per regulatory requirements and standards.

Environmental regulations related to reclamation require that the cost for a third party contractor to perform reclamation activities on the mine site be estimated. This reclamation cost estimate, once approved by BLM and the NDEP will become the basis for the required bond amount. Eureka Moly will be required to post a financial instrument shortly after receiving ROD to provide a guarantee that this amount will be available to BLM and NDEP for use in conducting reclamation should we become insolvent or default on our reclamation obligations. Although the Reclamation Permit is administered by the NDEP-BMRR, BLM review is required and the reclamation cost estimate must be approved in conjunction with completion of the EIS.

Although the Plan of Operations describes anticipated activities at the mine for the entire mine life, Eureka Moly intends to phase the reclamation bond to reduce bond maintenance costs. The phased reclamation cost estimate will only address the anticipated activities for a three-year period from the point of Plan of Operations approval. The bond estimate must then be recalculated every three years to include the current activities and those activities anticipated to be completed during the subsequent three-year period. It is estimated, based on project assumptions that the project reclamation bonding requirements during the first three-year period will be $53 million. The estimated cost of reclamation will increase with every three-year update in conjunction with the growth of the waste rock pile and the tailings impoundments. It is estimated that bond costs could reach $125 million at the end of the project (year 44).

Water Appropriation Permits—Nevada Division of Water Resources

The Mt. Hope Project is primarily centered between two water basins: the Kobeh Basin and the Diamond Basin. Operation of the Mt. Hope Project is expected to require 7,000 gallons per minute (gpm) of fresh water which will be sourced from wells located in Kobeh Valley, west of the Mt. Hope Project. The Company has purchased from existing water rights holders essentially all available water rights in the Kobeh Basin, totaling more than 16,000 acre feet annually. The Company believes it has sufficient water rights for its planned mining and milling operations. Applications to Change have been filed and are awaiting action by the State Engineer which is scheduled for hearing in October 2008. Water exploration drilling to prove out the wellfield development is ongoing. The Company is in the process of testing multiple well locations and plans to complete wellfield development and testing in 2008.

Water Pollution Control and Reclamation Permits—Nevada Division of Environmental Protection—Bureau of Mining Regulation and Reclamation

The BMRR administers the programs for the Water Pollution Control (WPC) Permit and the Reclamation Permit, both of which are required for the Mt. Hope Project. The WPC Permit program specifies design criteria for containment of process fluids and mandates development of monitoring, operational and closure plans. We believe that the standards for facility design are well-defined and we do not anticipate that the WPC permitting process will be delayed by technical issues. In addition, the permit review process is well-defined, including timelines, and is codified in regulation. This results in a reliable permitting timeline of approximately nine months. Permit application submittal in mid-2008 is anticipated.

Air Quality Permit—Nevada Division of Environmental Protection—Bureau of Air Quality

Prior to the commencement of construction activities and in conjunction with facility operations, an air quality permit will be necessary. The Nevada Bureau of Air Quality regulations categorize permit types as Class 1 or Class 2, based on the estimated emissions amounts. The Mt. Hope Project is subject to Class 2 permit (smaller emissions) based on preliminary emissions estimates. The permit applications will require completion of an emissions inventory and dispersion modeling to demonstrate that emissions from the project will not exceed established air quality standards. An initial model has been completed and demonstrates that modeled concentrations will be within the standards. Emissions are primarily associated with the crush/grind circuit (particulate matter) and the roaster (sulfur oxides). Roaster emissions will be controlled with a 99.7% estimated removal efficiency for sulfur oxides.

We believe the planned roaster for the Mt. Hope Project is consistent with, and allowed by, the current regulatory and permitting program in Nevada. The permitting duration for this permit is approximately six to nine months, and application submittal is planned in the first half of 2008.

Hall-Tonopah Property Permitting Requirements

We anticipate that the permitting schedule for the Hall-Tonopah Property will be shorter than for the Mt. Hope Project, due to a relatively shorter permitting process under Nevada State regulations as opposed to the Federal NEPA process. We control over 14,000 acres, including 5,054 acres of fee land, 946 acres of patented lode claims, 63 acres of patented mill site claims and 7,984 acres of unpatented lode claims. By locating proposed operations entirely on private lands the requirement to evaluate environmental impacts under NEPA is eliminated. Other permits including the water pollution and control, reclamation and air quality as described in previous sections would be required for the Hall-Tonopah Property site and the level of analysis and time required is anticipated to be consistent with those described for Mt. Hope Project.

In addition to land ownership, two other factors distinguish this property from Mt. Hope with respect to environmental permitting. First, water consumption is not as significant an issue at Hall-Tonopah. Unlike Mt. Hope, the areas surrounding Hall-Tonopah are not extensively irrigated. In addition, we own significant water rights at the Hall-Tonopah site. Second, the area has been mined previously which has resulted in significant surface disturbance. By conducting exploration drilling on pre-existing disturbance to the extent possible, the amount of disturbance created by exploration drilling is greatly reduced, and permitting requirements to support exploration are reduced. Furthermore, there is extensive environmental information developed to support permitting of the previous mine operation. We anticipate that this information can be used to streamline the permitting process for us by reducing the amount of baseline studies and other technical information that must be developed.

Other United States Regulatory Matters

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

The Resource Conservation and Recovery Act (“RCRA”) and related state laws, regulates generation, transportation, treatment, storage, or disposal of hazardous or solid wastes associated with certain mining-related activities. RCRA also includes corrective action provisions and enforcement mechanisms, including inspections and fines for non-compliance.

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

We are committed to fulfilling our requirements under applicable environmental laws and regulations. These laws and regulations are continually changing and, as a general matter, are becoming more restrictive. Our policy is to conduct our business in a manner that attempts to safeguard public health and mitigates the environmental effects of our business activities. To comply with these laws and regulations, we have made, and in the future may be required to make, capital and operating expenditures.

Risk Factors

You should carefully consider the risks described below and elsewhere in this report, which could materially and adversely affect our business, results of operations or financial condition. If any of the following risks actually occurs, the market price of our common stock would likely decline. The risks and uncertainties we have described below, however, are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our operations.

Our investors may lose their entire investment in our securities

An investment in our securities is highly speculative and the price of our securities has been and will continue to be volatile. Only potential investors who are experienced investors in high risk investments and who can afford to lose their entire investment should consider an investment in our securities.

Our profitability depends largely on the success of the Mt. Hope Project, the failure of which would have a material adverse effect on our financial condition

We are focused primarily on the development of the Mt. Hope Project. Accordingly, our profitability depends largely upon the successful development and operation of this project. We are currently incurring losses and we expect to continue to incur losses until sometime after molybdenum production begins at the Mt. Hope Project. We cannot assure you that Eureka Moly will achieve production at the Mt. Hope Project or that we will ever be profitable even if production is achieved. The failure to successfully develop the Mt. Hope Project would have a material adverse effect on our financial condition, results of operations and cash flows. Even if Eureka Moly is successful in achieving production, an interruption in operations at the Mt. Hope Project that prevents Eureka Moly from extracting ore from the Mt. Hope Project for any reason would have a material adverse impact on our business.

We require and may not be able to obtain substantial additional financing in order to fund our, and Eureka Moly’s operations and if we are successful in raising additional capital, it may have a dilutive and other adverse effects on our shareholders

We will require substantial additional capital to contribute the required capital to Eureka Moly to develop the Mt. Hope Project and to construct the mining and processing facilities at any site chosen for mining. As set forth in the BFS, following the completion of permitting and engineering at the Mt. Hope Project, the current initial capital cost estimates for the development of the Mt. Hope Project are $852 million, including contingencies, but excluding working capital, reclamation bonding requirements, Advance Royalty Payments, inflation, interest and other financing costs. Those estimates are likely to change after the detailed engineering process has been completed. We have limited financial resources, do not generate operating revenue, and must contribute to the financing of the Mt. Hope Project development costs by other means. We cannot assure you that we or Eureka Moly will be able to obtain the necessary financing for the Mt. Hope Project on favorable terms or at all. Additionally, if the actual costs to complete the development of the Mt. Hope Project are significantly higher than we expect, we may not have enough funds to cover these costs and we may not be able to obtain other sources of financing. The failure to obtain all necessary financing would prevent Eureka Moly from achieving production at the Mt. Hope Project and impede our ability to become profitable.

We are currently reviewing the technical merits of some of our interests in properties other than the Mt. Hope Project, including the Hall-Tonopah Property. We will also require significant additional capital to permit and/or commence mining activities at this or any of our other potential projects. We cannot assure you that we will be able to obtain the financing necessary to exercise this option and we cannot assure you that we will be able to obtain the necessary financing to commence exploration activities on any of our other properties, should we decide to do so.

If additional financing is not available, or available only on terms that are not acceptable to us, we may be unable to fund the development and expansion of our business, attract qualified personnel, take advantage of business opportunities or respond to competitive pressures. Any of these events may harm our business. Also, if we raise funds by issuing additional shares of our common stock, preferred stock or debt securities convertible into preferred or common stock, our existing shareholders will experience dilution, which may be significant, to their ownership interest in us. If we raise funds by issuing shares of a different class of stock other than our common stock or by issuing debt, the holders of such different classes of stock or debt securities may have rights senior to the rights of the holders of our common stock.

Eureka Moly’s inability to obtain all required permits and approvals for the Mount Hope Project by December 31, 2009 will allow our joint venture partner, POS-Minerals, to reduce or forego scheduled contribution payments to the Eureka Moly joint venture.

In the event Eureka Moly does not obtain all required permits and approvals for the Mount Hope Project by December 31, 2009, including the BLM’s approval of Eureka Moly’s Plan of Operations (collectively, the “Third Contribution Conditions”), our joint venture agreement with POS-Minerals provides POS-Minerals the right to elect to either (1) not make the required capital contribution due on the Third Contribution Installment Date of $70.0 million and to reduce its equity ownership stake in the joint venture to 13.0% or (2) reduce the amount of its capital contribution due on the Third Contribution Installment Date to $56.0 million with no reduction in ownership. In addition, if commercial production at the Mount Hope Project is delayed beyond December 31, 2011 for reasons other than a force majeure event, the joint venture agreement with POS-Minerals requires Eureka Moly to make a distribution to POS-Minerals of up to $50.0 million, with no corresponding reduction in POS-Minerals’ ownership interest in Eureka Moly.

There can be no assurance that Eureka Moly will be able to satisfy the required conditions described above on or before December 31, 2009, or at all. In addition, there can be no assurance that commercial production at the Mount Hope Project will commence prior to December 31, 2011, or at all. If POS-Minerals were able to elect to reduce its capital contributions to Eureka Moly or if Eureka Moly were required to make a distribution to POS-Minerals, we may not be able to provide sufficient funding to Eureka Moly to develop the Mount Hope Project, which could have a material adverse effect on our financial condition, results of operations and cash flows. In addition, in such case we may be required to seek additional capital which may not be available to us on commercially reasonable terms, if at all. Any such additional financing could dilute or otherwise adversely impact the rights of our existing shareholders.

The Eureka Moly joint venture agreement gives POS-Minerals the right to approve certain major decisions regarding the Mount Hope Project.

The Eureka Moly joint venture agreement requires unanimous approval of the members for certain major decisions regarding the Mount Hope Project. This effectively provides either member with a veto right over the specified decisions. These decisions include:

•	Approval of the operations to be conducted and objectives to be accomplished by the Mount Hope Project (the “Program”);

•	Approval of the budget for costs to be incurred by Eureka Moly and the schedule of cash capital contributions to be made to Eureka Moly (the “Budget”);

•	Approval of cost overruns in excess of 15% of an approved Program and Budget;

•	Approval of an expansion or contraction of the average tons per day planned of 20% or more from the relevant tons per day throughput schedule in the Bankable Feasibility Study;

•	Approval of Eureka Moly’s acquisition or disposition of significant real property, water rights or real estate assets;

•
Approval of the incurrence of indebtedness by Eureka Moly that requires (1) an asset of Eureka Moly to be pledged as security, (2) the pledge of a membership interest in Eureka Moly or (3) a guaranty by either the Company or POS-Minerals, other than in each instance a purchase money security interest or other security interest in Eureka Moly to finance the acquisition or lease of equipment; and

•	Approval of the issuance by Eureka Moly of an ownership interest to any person other than the Company or POS-Minerals.

The requirement that certain decisions be approved by POS-Minerals may make it more difficult for our stockholders to benefit from certain decisions or transactions that we would otherwise cause Eureka Moly to make if they are opposed by POS-Minerals.

POS-Minerals’ failure to make contributions to Eureka Moly pursuant to the joint venture agreement could have a material adverse impact on our ability to develop the Mount Hope Project.

Pursuant to the Eureka Moly joint venture agreement with POS-Minerals, POS-Minerals is scheduled to contribute $50.0 million (the “Second Contribution Installment”) to Eureka Moly in July 2008 and an additional $70.0 million (the “Third Contribution Installment”) to Eureka Moly by December 31, 2009 (the “Third Contribution Date”). In addition, on the Third Contribution Installment Date, POS-Minerals is required to fund its proportionate share of project capital and operating expenses incurred by Eureka Moly from January 1, 2008 through to the Third Contribution Installment Date.

If POS-Minerals fails to make the Second Contribution Installment, it will be deemed to have resigned as a member of the joint venture and Eureka Moly will automatically purchase POS-Minerals’ ownership interest in Eureka Moly in exchange for Eureka Moly’s obligation to pay POS-Minerals’ $12.5 million. If POS-Minerals fails to make the Third Contribution Installment, other than as a result of Eureka Moly’s failure to satisfy the Third Contribution Conditions by December 31, 2009, POS-Minerals’ ownership interest in Eureka Moly will be reduced to 10.0% and POS-Minerals will be under no obligation to make the Third Contribution Installment.

If POS-Minerals fails to make either the Second Contribution Installment or the Third Contribution Installment, we may not be able to provide sufficient funding to Eureka Moly to develop the Mount Hope Project, which could have a material adverse effect on our financial condition, results of operations and cash flows. In addition, in such case we may be required to seek additional capital which may not be available to us on commercially reasonable terms, if at all. Any such additional financing could dilute or otherwise adversely impact the rights of our existing shareholders.

Fluctuations in the market price of molybdenum and other metals could adversely affect the value of our company and our securities

The profitability of our mining operations will be influenced by the market price of the metals we mine. The market prices of specialty, base and precious metals such as molybdenum, copper, gold and silver fluctuate widely and are affected by numerous factors beyond the control of any mining company. These factors include fluctuations with respect to the rate of inflation, the exchange rates of the US dollar and other currencies, interest rates, global or regional political and economic conditions and banking crises, global and regional demand, production costs in major molybdenum producing areas and a number of other factors. Any drop in the price of molybdenum and other metals important to our operations would adversely impact our revenues, profits and cash flows. In particular, a sustained low molybdenum price could:

•	cause delay or suspension of our development and, ultimately, mining operations at our Mt. Hope Project, if such operations become uneconomic at the then-prevailing molybdenum price;

•	prevent us from fulfilling our obligations under our agreements or under our permits and licenses which could cause us to lose our interests in, or be forced to sell, our properties; and

•	have a negative effect on the availability of financing to us.

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

The volatility in metals prices is illustrated by the quarterly average price range from January 2002 through January 2007 for molybdenum: (lb) $2.73 - $35.37. Average molybdenum prices are quoted in Platt’s Metals Week.

Our profitability is subject to demand for molybdenum, and any decrease in that demand, or increase in the world’s supply, could adversely affect our results of operations

Molybdenum is used primarily in the steel industry. The demand for molybdenum from the steel industry and other industries may decline due to a number of factors. The robustness of the expansion in demand for metals such as molybdenum, is currently fuelled in large part by, and is dependent upon, the growth in Asia. Sustained low molybdenum demand resulting from any global reduction of molybdenum consumption, could cause suspension of our mining operations at our Mt. Hope Project.

A sustained significant increase in molybdenum supply could also adversely affect our results. We estimate that during the next five years a total of 190.5 million annual pounds of production will be added to the supply of molybdenum (including 38 million of supply from our Mt. Hope Project in late 2010). In the event demand for molybdenum does not increase to consume the additional production, the price for molybdenum may be adversely affected.

We may not be able to obtain or renew licenses, rights and permits required to develop or operate our mines, or we may encounter environmental conditions or requirements that would adversely affect our business

In the ordinary course of business, mining companies are required to seek governmental permits for expansion of existing operations or for the commencement of new operations. In addition to requiring permits for the development of our mines, we will need to obtain various mining and environmental permits during the life of each project. Obtaining and renewing the necessary governmental permits is a complex and time-consuming process involving numerous jurisdictions and often involving public hearings and costly undertakings on our part. The duration and success of our efforts to obtain or renew permits will be contingent upon many variables, some of which are not within our control, including the environmental conditions at the location of the Mt. Hope Project. Obtaining or renewing environmental protection permits, including the approval of reclamation plans, may increase costs and cause delays depending on the nature of the activity to be permitted and the interpretation of applicable requirements implemented by the permitting authority. Eureka Moly will be required to obtain approval from the Bureau of Land Management (“BLM”) for the Mt. Hope Project plan of operation. This approval can be obtained only after successful completion of the National Environmental Policy Act process of review and public scrutiny. Eureka Moly will also need to obtain various state and federal permits including water protection, air quality, water rights and reclamation permits before Eureka Moly can mine and produce molybdenum products at our Mt. Hope Project. There can be no assurance that all necessary permits will be obtained and, if obtained, will be renewed, or that in each case the costs involved will not exceed those that we previously estimated. It is possible that the costs and delays associated with compliance with such standards and regulations could become such that we would not proceed with the development or operation of a mine or mines.

The development of the Mt. Hope Project may be delayed, which could result in increased costs or an inability to complete the development of the Mt. Hope Project

Eureka Moly may experience delays in developing the Mt. Hope Project. These could increase its development costs, affect its economic viability, or prevent us from completing its development. The timing of development of the Mt. Hope Project depends on many factors, some of which are beyond our and Eureka Moly’s control, including:

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

Any material inaccuracies in our production estimates could adversely affect our results of operations

We have prepared estimates of future molybdenum production. We cannot assure you that we or Eureka Moly will ever achieve these production estimates or any production at all. Our production estimates depend on, among other things:

•	the accuracy of our mineralization and reserves estimates;

•	the accuracy of assumptions regarding ore grades and recovery rates;

•	ground conditions and physical characteristics of the mineralization, such as hardness and the presence or absence of particular metallurgical characteristics;

•	the accuracy of estimated rates and costs of mining and processing; and

•	the ability to obtain all permits and construct a processing facility at Mt. Hope.

Our actual production may vary from our estimates if any of our assumptions prove to be incorrect. With respect to the Mt. Hope Project, we do not have the benefit of actual mining and production experience in verifying our estimates, which increases the likelihood that actual production results will vary from the estimates.

Mining is inherently dangerous and subject to conditions or events beyond our control, and any operating hazards could have a material adverse effect on our business

Mining at the Mt. Hope Project will involve various types of risks and hazards, including: environmental hazards, industrial accidents, metallurgical and other processing problems, unusual or unexpected rock formations, structure cave-in or slides, flooding, fires and interruption due to inclement or hazardous weather conditions.

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

Our operations make us susceptible to environmental liabilities that could have a material adverse effect on us

Mining is subject to potential risks and liabilities associated with the potential pollution of the environment and the necessary disposal of mining waste products occurring as a result of mineral exploration and production. Insurance against environmental risk (including potential liability for pollution or other hazards as a result of the disposal of waste products occurring from exploration and production) is not generally available to us or Eureka Moly (or to other companies in the minerals industry) at a reasonable price. To the extent that we become subject to environmental liabilities, the satisfaction of any such liabilities would reduce funds otherwise available to us and could have a material adverse effect on us. Laws and regulations intended to ensure the protection of the environment are constantly changing, and are generally becoming more restrictive.

There is no guarantee that legal title to the properties in which we have an interest will not be challenged, which could result in the loss of our rights in those properties

The ownership and validity, or title, of unpatented mining claims are often uncertain and may be contested. A successful claim contesting our title or interest to a property or, in the case of the Mt. Hope Project, the land-owner’s title or interest to such property could cause us and/or Eureka Moly to lose the rights to mine that property. In addition, the success of such a claimant could result in our not being compensated for our prior expenditures relating to the property.

Mineral exploration and mining activities require compliance with a broad range of laws and regulations, and compliance with or violation of these laws and regulations may be costly

Mining operations and exploration activities are subject to national and local laws and regulations governing prospecting, development, mining, production, exports, taxes, labor standards, occupational health and safety, waste disposal, toxic substances, land use, environmental protection, reclamation obligations and mine safety. In order to comply with applicable laws and regulations, we may be required to make capital and operating expenditures or to close an operation until a particular problem is remedied. In addition, if our activities violate any such laws and regulations, we may be required to compensate those suffering loss or damage, and may be fined if convicted of an offense under such legislation. We may also incur additional expenses and our projects may be delayed as a result of changes and amendments to such laws and regulations.

Land reclamation requirements for exploration properties may be burdensome, may divert funds from our exploration programs and could have an adverse effect on our financial condition

Although variable, depending on location and the governing authority, land reclamation requirements are generally imposed on mineral exploration companies, as well as companies with mining operations, in order to minimize long term effects of land disturbance. Reclamation may include requirements to control dispersion of potentially deleterious effluents and to reasonably re-establish pre-disturbance land forms and vegetation. In order to carry out reclamation obligations imposed on us in connection with our mineral exploration, we and Eureka Moly must allocate financial resources that might otherwise be spent on further exploration programs. Such costs could also have an adverse affect on our financial condition.

Non-compliance with our Mt. Hope Lease could result in loss of Eureka Moly’s rights to develop the Mt. Hope Project and may adversely affect our business

Eureka Moly leases the Mt. Hope Project from Mt. Hope Mines, Inc. under the Mt. Hope Lease. Failure to comply with the terms of the Mt. Hope Lease (which principally require us to make prescribed payments on or before certain prescribed dates) could result in loss of Eureka Moly’s rights to develop the Mt. Hope Project. Any loss of rights under the Mt. Hope Lease would have a material adverse effect on us and our ability to generate revenues.

Our ability to operate our company effectively could be impaired if we lose key personnel or if we are not able to attract and retain the additional personnel we will need to develop any of our projects, including the Mt. Hope Project

We are a small company with a limited operating history and relatively few employees. The development of any of our proposed projects, including the Mt. Hope Project, will place substantial demands on us. We depend on the services of key executives and a small number of personnel, including our Chief Executive Officer, Chief Financial Officer, Vice President of Engineering and Construction, Vice President Business Development and Marketing, Vice President of Project Development and Director of Permitting. We will be required to recruit additional personnel and to train, motivate and manage these new employees. The number of persons skilled in the development and operation of mining properties is limited and significant competition exists for these individuals. We cannot assure you that we will be able to employ key personnel or that we will be able to attract and retain qualified personnel in the future. We do not maintain “key person” life insurance to cover our executive officers. Due to the relatively small size of our company, the loss of any of our key employees or our failure to attract and retain key personnel may delay or otherwise adversely affect the development of the Mt. Hope Project, which would have a material adverse effect on our business.

Changes to the General Mining Law of 1872 and related Federal legislation that impact unpatented mining claims could adversely impact the Mt. Hope Project

The Mt. Hope Project is located substantially on unpatented mining claims administered by the BLM. Mining on unpatented mining claims is conducted pursuant to the General Mining Law of 1872 and amendments thereto. Legislation for the amendment of the mining laws applicable to mining property has been and is being considered by the United States Congress which may include imposition of a governmental royalty and new permitting and environmental rules. Amendments to the mining laws could cause delays, increase the costs and have an adverse effect on the returns anticipated from the Mt. Hope Project.

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

We anticipate significant capital expenditures over the next several years in connection with the development of the Mt. Hope Project. Costs associated with capital expenditures have escalated on an industry-wide basis over the last several years, as a result of major factors beyond our control, including the prices of oil, steel and other commodities. Increased costs for capital expenditures have an adverse effect on the returns anticipated from the Mt. Hope project.

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

New legislation, including the Sarbanes-Oxley Act of 2002, may make it difficult for us to retain or attract officers and directors and increase the costs of doing business which could adversely affect our financial position and results of operations

We may be unable to attract and retain qualified officers, directors and members of board committees required to provide for our effective management as a result of the recent changes and currently proposed changes in the rules and regulations which govern publicly-held companies. The Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of directors and executive officers. We are a small company with a limited operating history and no revenues or profits, which may influence the decisions of potential candidates we may recruit as directors or officers. The perceived increased personal risk associated with these recent changes may deter qualified individuals from accepting these roles. In addition, costs of compliance with such legislation could have a significant impact on our financial position and results of operations.

Any adverse results from evaluation of our internal controls under Section 404 of the Sarbanes-Oxley Act of 2002 could result in a loss of investor confidence in our financial reports and have an adverse effect on the price of our common stock

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required on an annual basis to furnish a report by management on our internal controls over financial reporting. Such report will contain, among other matters, an assessment by our senior management of the effectiveness of our internal control over financial reporting. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by our management. Beginning with our annual report for year ended December 31, 2008, such report must also contain a statement that our auditors have issued an attestation report on our management’s assessment of such internal controls. Public Company Accounting Oversight Board Auditing Standard No. 5 provides the professional standards and related performance guidance for auditors to attest to, and report on, our management’s assessment of the effectiveness of internal control over financial reporting under Section 404.

We are required to assemble the system and processing documentation and perform the evaluation needed to comply with Section 404, which is both costly and challenging. We cannot be certain that we will be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that such internal control is effective. If we are unable to assert that our internal control over financial reporting is effective as of any future period (or, if our auditors are unable to attest that our management’s report is fairly stated or they are unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have a material adverse effect on our stock price.

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

Our common stock has a limited public market, which may adversely affect the market price of our shares and make it difficult for our shareholders to sell their shares

Our shares are currently listed and traded on the American Stock Exchange and the Toronto Stock Exchange. There is no assurance, however, that we will be able to meet the continued listing criteria for either such exchange or that an active and liquid trading market can be maintained for our common stock. Such a failure may have a material adverse impact on the market price of our shares and a shareholder’s ability to dispose of our common stock in a timely manner or at all.

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

Provisions of Delaware law and our charter and bylaws may delay or prevent transactions that would benefit stockholders

Our certificate of incorporation and bylaws and the Delaware General Corporation Law contain provisions that may have the effect of delaying, deferring or preventing a change of control of the company. These provisions, among other things, provide for staggering the terms of directors by dividing the total number of directors into three groups, authorize our board of directors to set the terms of preferred stock, and restrict our ability to engage in transactions with stockholders with 15% or more of outstanding voting stock.

Because of these provisions, persons considering unsolicited tender offers or other unilateral takeover proposals may be more likely to negotiate with our board of directors rather than pursue non-negotiated takeover attempts. As a result, these provisions may make it more difficult for our stockholders to benefit from transactions that are opposed by an incumbent board of directors.

ITEM 3.	LEGAL PROCEEDINGS

We are not a party to any material legal proceedings and are not aware of any such proceedings known to be contemplated.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Shareholders on October 4, 2007 (the “Annual Meeting”) to (1) elect members of our Board of Directors, (2) to approve the reincorporation of Idaho General Mines, Inc. (“Idaho General”) into the State of Delaware through a merger with and into the Company, (3) to approve an amendment to the our 2006 Equity Incentive Plan (the “2006 Plan”) to increase, by 1,600,000 shares, the number of shares of our common stock available for issuance under the 2006 Plan; and (4) to approve an amendment to accelerate the termination of the Company’s Shareholders Rights Plan.

At the time of the record date for our Annual Meeting, there were 56,172,524 shares of our common stock outstanding. At our Annual Meeting, a total of 48,692,714, or approximately 86% of our total outstanding shares, were represented in person or by proxy.

The results of our Annual Meeting were as follows:

(1) Election of Seven Members of the Board of Directors

Our shareholders elected the following seven individuals to serve as our directors:

Name	Votes For	Votes Withheld
Bruce D. Hansen	48,572,297	92,124
Gene W. Pierson	46,724,755	1,939,666
Norman A. Radford	46,496,170	2,168,251
R. David Russell	46,708,655	1,955,766
Richard F. Nanna	46,495,970	2,168,451
Ricardo M. Campoy	48,464,035	200,386
Mark A. Lettes	48,351,079	313,342

(2) Approval of Reincorporation of Idaho General into the State of Delaware

Our shareholders approved the reincorporation of Idaho General into the State of Delaware through a merger with and into the Company by the following vote:

For	33,130,638
Against	2,622,959
Abstain	28,372
Broker Non-Vote	12,882,452

(3) Approval of Amendment to the 2006 Plan

Our shareholders approved an amendment to the Company’s 2006 Plan, to increase, by 1,600,000 shares, the number of shares of our common stock available for issuance under the 2006 Plan, by the following vote:

For	28,435,756
Against	6,108,901
Abstain	1,237,312
Broker Non-Vote	12,882,452

(4) Approval of an Amendment to Accelerate the Termination of the Shareholders Rights Plan

Our shareholders approved an amendment to the Shareholders Rights Agreement dated as of September 22, 2005 (as amended from time to time, the “Shareholders Rights Plan”), to accelerate the termination of the Shareholders Rights Plan, by the following vote:

For	35,409,932
Against	247,912
Abstain	124,125
Broker Non-Vote	12,882,452

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER OF EQUITY SECURITIES

Market Information

On August 16, 2006 our common stock began trading on the American Stock Exchange under symbol “GMO” and on February 14, 2008 our common stock began trading on the Toronto Stock Exchange under the symbol “GMO”. From July 26, 2004 to August 16, 2006 our common stock traded on the OTC Bulletin Board under the symbol “IGMI.”

The following table sets forth for our common stock, the high and low bid quotations per share as reported by the OTC Bulletin Board through August 16, 2006 and the closing price as reported on the American Stock Exchange for periods subsequent to August 16, 2006.

Year	Quarter	High	Low
2005	First Quarter	$1.49	$0.71
	Second Quarter	$1.88	$0.98
	Third Quarter	$1.47	$0.85
	Fourth Quarter	$1.80	$1.01
2006	First Quarter	$4.00	$1.15
	Second Quarter	$4.00	$2.30
	Third Quarter	$3.27	$1.92
	Fourth Quarter	$3.35	$1.99
2007	First Quarter	$4.34	$2.26
	Second Quarter	$6.64	$4.69
	Third Quarter	$8.46	$5.17
	Fourth Quarter	$12.42	$6.55
2008	First Quarter (through March 14, 2008)	$11.85	$8.72

Holders

As of March 14, 2008, there were approximately 751 holders of record of our common stock.

Dividends

We have never declared or paid dividends on our common stock and we do not anticipate paying any dividends on our common stock in the foreseeable future. We will pay dividends on our common stock only if and when declared by our board of directors. Our board’s ability to declare a dividend is subject to limits imposed by Delaware corporate law. In determining whether to declare dividends, the board will consider these limits, our financial condition, results of operations, working capital requirements, future prospects and other factors it considers relevant.

See Note 7 to the Financial Statements herein for information relating to our equity compensation plans.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

The Company is a development stage company and is currently proceeding with the development of the Mt. Hope Project. The Company is also conducting exploration and evaluation activities on its Hall-Tonopah Property. In addition, the Company has certain other mineral interests in the Western United States that it is currently evaluating the potential for future development or sale.

On October 4, 2007, our Board of Directors approved the development of the Mt. Hope Project as contemplated in the Bankable Feasibility Study. The development of the Mt. Hope Project has an estimated total capital requirement of approximately $1.0 billion comprised of initial construction cost in excess of $850 million (in 2007 dollars); $53.0 million in cash bonding requirements; $22.0 million in Advance Royalty Payments; and amounts necessary for financing costs and working capital. The accuracy of the estimate is considered to be plus or minus 15%. Such capital requirements are based on management’s estimates based on the Bankable Feasibility Study and other available information, and are subject to change, which changes could be material.

Effective as of January 1, 2008, we contributed all of our interest in the assets related to the Mt. Hope Project, including the Company’s lease of the Mt. Hope property into a newly formed entity, Eureka Moly and entered into a joint venture for the development and operation of the Mt. Hope Project with POS-Minerals. Under the joint venture, POS-Minerals owns a 20% interest and General Moly, through a subsidiary, owns an 80% interest in Eureka Moly.

In February 2008, we entered into a joint venture agreement with POS-Minerals that reduced the Company’s required capital by 20% as well as provided $170 million in capital for use in funding our remaining 80% share. Of the $170 million in capital committed, $50 million was received in February 2008, $50 million is to be received in July 2008 and the remaining $70 million will be received once the Mt. Hope Project receives the necessary permits to develop and operate the project.

Additional capital will be required through the commencement of Mt. Hope production estimated to be in late 2010. Our ability to develop the project on time and on budget is dependent on, among other things, our ability to raise the necessary capital to fund the Mt. Hope Project both in sufficient quantity of capital and at the time such capital is needed. Additionally, if the estimated costs of the Mt. Hope Project are exceeded we will need to raise additional capital to fund such overruns.

We do not currently have the capital necessary to complete the Mt. Hope Project and, accordingly, plan to raise the capital on an ongoing basis when needed. The completion of the POS-Minerals joint venture agreement and existing cash on hand should be sufficient to fund our planned operations through the end of 2008. If the Company is unable to raise sufficient quantities of capital when needed, it will be necessary to develop alternative plans that could delay the development and completion of the Mt. Hope Project. There is no assurance that we will be able to obtain the necessary financing for the Mt. Hope Project on customary terms, or at all.

We will also require additional capital to continue the exploration and evaluation of Hall-Tonopah, as well as continue payment of ongoing general, administrative and operations costs associated with supporting our planned operations.

Liquidity and Capital Resources

We have limited capital resources and thus have had to rely upon the sale of equity securities for the cash required for exploration and development purposes, for mineral property acquisitions and to fund our general and administration costs. Since we do not expect to generate any revenues until the Mt. Hope Project begins production, we will rely on the sale of our equity and debt securities, bank financing and joint venture arrangements to raise capital. There can be no assurance that financing will be available to us in the amount required at any particular time or for any period or, if available, that it can be obtained on terms satisfactory to us.

Our cash balance as at December 31, 2007 was $110.3 million compared to $17.9 million as of December 31, 2006. Total assets as at December 31, 2007 were $110.3 million compared to $27.1 million as of December 31, 2006. These increases were due primarily to receipt of proceeds from the private placements of our securities that were completed in March, April 2007 and November 2007, offset by expenditures for exploration, evaluation and development of our Mt. Hope Project and continuing exploration and evaluation of our Hall-Tonopah property plus expenditures for our general and administrative costs.

During the years ended December 31, 2007, 2006 and 2005 we completed private placements of units and exercises of warrants and stock options for net cash proceeds of $104.8 million, $35.4 million and $2.9 million, respectively. Our exploration, evaluation, development and general and administrative activities required the use of $44.3 million, $17.8 million and $3.4 million, respectively, during these same periods.

As discussed above, we received $50.0 million from POS-Minerals in February 2008 to fund a portion of our 80% interest in the Mt. Hope Project and, subject to satisfaction of certain conditions, we are scheduled to receive an additional $50.0 million in July 2008 and $70.0 million at the time the Mt. Hope Project receives its record of decision, which is expected in mid-2009. Additionally, POS-Minerals will fund approximately $40.0 million upon Eureka Moly’s receipt of the record of decision, which represents POS-Minerals’ share of the project costs from January 1, 2008 through the anticipated date of the record of decision.

We believe the cash on hand at December 31, 2007, the receipt of the $50.0 million from POS-Minerals, the expected receipt of $50.0 million from POS-Minerals in July 2008 and expected proceeds from the exercise of outstanding warrants of $19.3 million by April 2008 will be sufficient to fund our development, exploration, evaluation and operating activities through the end of the year ending December 31, 2008.

As discussed above in the overview section, we will require, and continue to require additional funds on an ongoing basis until we have completed the development of the Mt. Hope Project and profitable producing operations are achieved at the Mt. Hope Project. There is no assurance that we will be able to obtain the necessary financing for the Mt. Hope Project on customary terms, or at all.

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

Property and Equipment

The Company evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amount may not be recoverable. If the sum of estimated future net cash flows on an undiscounted basis is less than the carrying amount of the related asset grouping, asset impairment is considered to exist. The related impairment loss is measured by comparing estimated future net cash flows on a discounted basis to the carrying amount of the asset. Changes in significant assumptions underlying future cash flow estimates may have a material effect on the Company’s financial position and results of operations. To date no such impairments have been identified. Property and equipment are being depreciated over useful lives of three to seven years using straight-line depreciation.

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

Changes in Accounting Policies

We did not change our accounting policies during fiscal 2005, 2006 or 2007.

ITEM 7.	FINANCIAL STATEMENTS

GENERAL MOLY, INC.
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

CONTENTS

Report of Independent Registered Public Accounting Firm	34
Financial Statements:
Consolidated Balance Sheets as of December 31, 2007 and December 31, 2006	35
Consolidated Statements of Operations for the twelve months ended December 31, 2007, December 31, 2006 and December 31, 2005 and for the period from inception of Exploration Stage until December 31, 2007	36
Consolidated Statements of Cash Flows for the twelve months ended December 31, 2007, December 31, 2006 and December 31, 2005 and for the period from inception of Exploration Stage until December 31, 2007	37
Consolidated Statement of Stockholders’ Equity as of December 31, 2007, December 31, 2006, December 31, 2005, December 31, 2004, December 31, 2003, and December 31, 2002	38
Notes to Consolidated Financial Statements	41

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of General Moly, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows and stockholders’ equity present fairly, in all material respects, the financial position of General Moly, Inc. and its subsidiaries (a development stage company) at December 31, 2007 and 2006, and the results of its operations and of its cash flows for each of the three years in the period ended December 31, 2007 and, cumulatively, for the period from January 1, 2002 (date of inception) to December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Denver, Colorado
March 21, 2008

GENERAL MOLY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except per share amounts)

	December 31, 2007	December 31, 2006
ASSETS:
CURRENT ASSETS
Cash and cash equivalents	$78,371	$17,882
Deposits, prepaid expenses and other current assets	360	193
Total Current Assets	78,731	18,075
Mining properties, land and water rights	29,578	8,598
Deposits on long lead items	490	—
Restricted cash held for reclamation bonds	777	—
Property and equipment, net	711	431
TOTAL ASSETS	$110,287	$27,104

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$7,457	$1,076
Provision for post closure reclamation and remediation costs	90	—
Current portion of long term debt	62	19
Total Current Liabilities	7,609	1,095
Provision for post closure reclamation and remediation costs, net of current portion	422	—
Long term debt, net of current portion	151	58
Total Liabilities	8,182	1,153

COMMITMENTS AND CONTINGENCIES - NOTE 9	—	—

STOCKHOLDERS’ EQUITY
Preferred stock, Series A, $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized, 66,131,384 and 43,397,540 shares issued and outstanding, respectively	66	43
Additional paid-in capital	159,828	46,017
Accumulated deficit before exploration stage	(213)	(213)
Accumulated deficit during exploration and development stage	(57,576)	(19,896)
Total Stockholders’ Equity	102,105	25,951
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$110,287	$27,104

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOLY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended			January 1, 2002 (Inception of Exploration Stage) to
	December 31, 2007	December 31, 2006	December 31, 2005	December 31, 2007
REVENUES	$—	$—	$—	$—
OPERATING EXPENSES:
Exploration and evaluation	20,660	6,146	2,384	31,035
General and administrative expense	18,325	7,075	2,120	28,846
TOTAL OPERATING EXPENSES	38,985	13,221	4,504	59,881
LOSS FROM OPERATIONS	(38,985)	(13,221)	(4,504)	(59,881)
OTHER INCOME
Interest and dividend income	1,305	916	7	2,240
Other income	—	—	—	65
TOTAL OTHER INCOME	1,305	916	7	2,305
LOSS BEFORE TAXES	(37,680)	(12,305)	(4,497)	(57,576)
INCOME TAXES	—	—	—	—
NET LOSS	$(37,680)	$(12,305)	$(4,497)	$(57,576)
BASIC AND DILUTED NET LOSS PER
SHARE OF COMMON STOCK	$(0.71)	$(0.33)	$(0.31)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING—BASIC AND DILUTED	53,331	37,303	14,508

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOLY, INC.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended			1-Jan-02 (Inception of Exploration Stage) to
	December 31, 2007	December 31, 2006	December 31, 2005	December 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(37,680)	$(12,305)	$(4,497)	$(57,576)
Adjustments to reconcile net loss to net cash used by operating activities:
Services and expenses paid with common stock	304	331	143	1,990
Depreciation and amortization	185	58	11	258
Equity compensation for management and directors	6,217	2,105	279	9,527
Decrease (increase) in deposits, prepaid expenses and other	(167)	(188)	(43)	(402)
Increase (decrease) in accounts payable and accrued liabilities	6,328	290	776	7,434
(Decrease) increase in post closure reclamation and remediation costs	303	—	—	303
Net cash used by operating activities	(24,510)	(9,709)	(3,331)	(38,466)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for the purchase of equipment	(465)	(320)	(13)	(843)
Purchase of securities	—	—	—	(137)
Purchase of mining properties, land and water rights	(18,578)	(7,747)	(16)	(26,365)
Deposits on long lead items	(490)	—	—	(490)
Decrease (increase) in restricted cash	(286)	—	—	(286)
Cash provided by sale of marketable securities	—	—	—	246
Net cash provided (used) by investing activities	(19,819)	(8,067)	(29)	(27,875)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock, net of issuance costs	104,682	35,401	2,916	144,530
Net increase in debt	136	—	—	136
Net cash provided by financing activities:	104,818	35,401	2,916	144,666
Net increase (decrease) in cash and cash equivalents	60,489	17,625	(444)	78,325
Cash and cash equivalents, beginning of period	17,882	257	701	46
Cash and cash equivalents, end of period	$78,371	$17,882	$257	$78,371
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Equity compensation capitalized as development	$1,804	$—	$—	$1,804
Restricted cash held for reclamation bond acquired in an acquisition	491	—	—	491
Post closure reclamation and remediation costs and accounts payable assumed in an acquisition	263	—	—	263
Common stock and warrants issued for property and equipment	826	—	11	1,586

The accompanying notes are an integral part of these consolidated financial statements

GENERAL MOLY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands except per share amounts)

	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance, January 1, 2002	3,140,469	$4	$442	$(2)	$(213)	$231
Issuance of Common Stock
For directors’ fees	285,000	—	18	—	—	18
Unrealized Losses on marketable securities	—	—	—	(7)	—	(7)
Net loss for the year ended December 31, 2002	—	—	—	—	(20)	(20)
Balance, December 31, 2002	3,425,469	$4	$460	$(9)	$(233)	$222
Issuance of Common Stock
for directors’ fees	80,000	—	8	—	—	8
Issuance of Common Stock purchase options for management and administrative fees	—	—	11	—	—	11
Unrealized gains on marketable securities	—	—	—	20	—	20
Net loss for the year ended December 31, 2003	—	—	—	—	(69)	(69)
Balance, December 31, 2003	3,505,469	$4	$479	$11	$(302)	$192
Issuance of Common Stock
for directors’ fees at $0.50 to 0.62 per share	95,000	—	53	—	—	53
for services and expenses at between $0.11 and $0.85 per share	617,818	—	343	—	—	343
Issuance of Units of Common Stock and Warrants
for property at $1.46 per unit	525,000	1	767	—	—	768
for expenses at between $0.40 and $1.44 per unit	875,000	1	868	—	—	869
for cash at between $0.15 and $0.40 per unit	5,610,555	5	1,497	—	—	1,502
Stock Options
Exercised for cash at $0.11 per share	260,000	—	29	—	—	29
Stock based compensation	—	—	834	—	—	834
Unrealized Losses on marketable securities	—	—	—	(11)	—	(11)
Net loss for year ended December 31, 2004	—	—	—	—	(3,005)	(3,005)
Balances, December 31, 2004	11,488,842	11	4,870	—	(3,307)	1,574
Issuance of Common Stock:
for administration between $0.95 and $1.25 per share	20,000	—	23	—	—	23

GENERAL MOLY, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (Continued)

(Dollars in thousands except per share amounts)
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
exploration expense at $0.75 per share	30,000	—	28	—	—	28
office furniture at $0.72 and $1.13 per share	15,000	—	11	—	—	11
for services between $0.72 and $1.13 per share	89,611	—	91	—	—	91
for exercise of warrants for cash	435,000	—	348	—	—	348
Issuance of Units of Common Stock and Warrants for cash between $0.75 and $1.10 per unit	3,418,932	4	2,564	—	—	2,568
Stock Options
Exercised between $0.165 and $0.70 per share	988,630	1	(1)	—	—	—
Stock based compensation	—	—	280	—	—	280
Net loss for the year ended December 31, 2005	—	—	—	—	(4,497)	(4,497)
Balances, December 31, 2005	16,486,015	$16	$8,214	$—	$(7,804)	$426
Issuance of Common Stock:
for services between $1.10 and $3.66 per share	50,000	—	113	—	—	113
Issuance of Units of Common Stock and Warrants
Units for cash between $1.10 and $2.00 per unit	18,021,936	18	33,306	—	—	33,324
Units for finders fee	170,550	—	307	—	—	307
Warrants for finders fee			1,735	—	—	1,735
Cost of offerings including cash costs of $2,282,699	—	—	(4,315)	—	—	(4,315)
Stock Warrants:
Issued for services at $1.07 per warrant	—	—	80	—	—	80
Exercised between $0.40 and $1.00 per share	5,838,055	6	4,471	—	—	4,477
Cashless exercise of warrants	1,482,147	1	(1)	—	—	—
Stock Options:
Exercised between $0.11 and $0.75 per share	340,000	1	60	—	—	61
Cashless exercise of stock options	1,008,837	1	(1)	—	—	—
Stock based compensation	—	—	2,048	—	—	2,048
Net loss for the year ended December 31, 2006	—	—	—	—	(12,305)	(12,305)
Balances, December 31, 2006	43,397,540	$43	$46,017	$—	$(20,109)	$25,951

Issuance of Common Stock:
For cash at $8.50 per share	8,256,699	8	70,174	—	—	70,182

GENERAL MOLY, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (Continued)

(Dollars in thousands except per share amounts)

For mineral and water rights between $2.80 and $6.15 per share	304,950	—	1,130	—	—	1,130
Issuance of Units of Common Stock and Warrants
Units for cash at $3.40 per unit	7,352,942	7	24,993	—	—	25,000
Cash cost of offering			(1,500)	—	—	(1,500)
Stock Warrants:
Exercised between $0.80 and $3.75 per share	4,261,689	4	9,299	—	—	9,303
Cashless exercise of warrants	369,715	1	(1)	—	—	—
Additional paid in capital from shareholder	—	—	499	—	—	499
Stock Options:
Exercised between $0.11 and $2.74 per share	1,450,833	1	1,198	—	—	1,199
Cashless exercise of stock options	361,014	1	(1)	—	—	—
Issued pursuant to stock awards	415,000	1	32	—	—	33
Returned due to pricing errors on stock option exercise	(38,998)	—	—	—	—	—
Stock based compensation	—	—	7,988	—	—	7,988
Net loss for the year ended December 31, 2007	—	—	—	—	(37,680)	(37,680)
Balances, December 31, 2007	66,131,384	$66	$159,828	$—	$(57,789)	$102,105

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOLY, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — DESCRIPTION OF BUSINESS AND SUBSEQUENT EVENT

General Moly, Inc. (“we”, “us”, “our”, “the Company”, or “General Moly”) is a Delaware corporation originally incorporated as General Mines Corporation on November 23, 1925. In 1966, the Company amended its articles of incorporation to change its name to Idaho General Petroleum and Mines Corporation, and amended its articles again in 1967 changing its name to Idaho General Mines, Inc. On October 5, 2007, we reincorporated in the State of Delaware (the “Reincorporation”) through a merger involving Idaho General Mines, Inc. and General Moly, Inc., a Delaware corporation that was a wholly owned subsidiary of Idaho General Mines, Inc. The Reincorporation was effected by merging Idaho General Mines, Inc. with and into General Moly, with General Moly being the surviving entity. For purposes of the Company’s reporting status with the Securities and Exchange Commission, General Moly is deemed a successor to Idaho General Mines, Inc.

We were in the exploration stage until October 4, 2007 when our Board of Directors approved the development of the Mt. Hope molybdenum property (the “Mt. Hope Project”) in Eureka County, Nevada. The Company is now in the development stage and is currently proceeding with the development of the Mt. Hope Project. We are also conducting exploration and evaluation activities on our Hall-Tonopah molybdenum property (the “Hall-Tonopah Property”) in Nye County, Nevada. In addition, we have certain other, non-core, mineral interests in the Western United States that we are currently evaluating for potential development or sale.

Effective as of January 1, 2008, we contributed all of the our interest in the assets related to the Mt. Hope Project, including the our lease of the Mt. Hope Project into a newly formed entity, Eureka Moly, LLC, a Delaware limited liability company (“Eureka Moly”), and entered into a joint venture for the development and operation of the Mt. Hope Project with POS-Minerals Corporation (POS-Minerals) an affiliate of POSCO, a large Korean steel company. Under the joint venture, POS-Minerals owns a 20% interest in Eureka Moly and General Moly, through a wholly-owned subsidiary, owns an 80% interest.

NOTE 2 — LIQUIDITY AND CAPITAL REQUIREMENTS

On October 4, 2007, our Board of Directors approved the development of the Mt. Hope Project as contemplated in the Bankable Feasibility Study (as hereinafter defined). The development of the Mt. Hope Project has an estimated total capital requirement of approximately $1.0 billion comprised of initial construction cost in excess of $850 million (in 2007 dollars); $53 million in cash bonding requirements; $22 million in Advance Royalty Payments (as hereinafter defined); and amounts necessary for financing costs and working capital. The accuracy of the estimate is considered to be plus or minus 15%. Such capital requirements are based on management’s estimates based on the Bankable Feasibility Study and other available information, and are subject to change, which changes could be material.

In February 2008, we entered into a joint venture agreement with POS-Minerals which reduced our capital requirements for the Mt. Hope Project by 20% and will provide $170 million in capital for use in funding our remaining 80% share. Of the $170 million in capital committed, $50 million was received in February 2008, $50 million is to be received in July 2008 and the remaining $70 million will be received once the Mount Hope Project receives the necessary permits to develop and operate the project.

Additional capital will be required through the commencement of Mt. Hope production estimated to be in late 2010. Our ability to develop the project on time and on budget is dependent on, among other things, our ability to raise the necessary capital to fund the Mt. Hope Project both in sufficient quantity of capital and at the time such capital is needed. Additionally, if the estimated costs of the Mt. Hope Project are exceeded we will need to raise additional capital to fund such overruns.

We do not currently have the capital necessary to complete the Mt. Hope Project and, accordingly, plan to raise the capital on an ongoing basis when needed. The completion of the POS-Minerals joint venture agreement and existing cash on hand should be sufficient to fund our planned operations through the end of 2008. If we are unable to raise sufficient quantities of capital when needed, it will be necessary to develop alternative plans that could delay the development and completion of the Mt. Hope Project. There is no assurance that we will be able to obtain the necessary financing for the Mt. Hope Project on customary terms, or at all.

We will also require additional capital to continue the exploration and evaluation of the Hall-Tonopah Property, as well as continue payment of ongoing general, administrative and operations costs associated with supporting our planned operations.

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements. Certain amounts for the years ending December 31, 2006 and 2005 have been reclassified to conform to the 2007 presentation.

Accounting Method

Our financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. At December 31, 2007, all of our subsidiaries are wholly owned and are consolidated in these financial statements.

Accounting Pronouncements—Recent

In December 2007, the FASB issued FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements- an amendment of ARB No. 51” (“SFAS No. 160”), which establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for our fiscal year beginning January 1, 2009. We do not expect the adoption of SFAS 160 to have a material impact on our consolidated financial statements.

In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with the objective of improving financial reporting by mitigating volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of SFAS 159 are effective for our fiscal year beginning January 1, 2008. We do not expect the adoption of SFAS 159 to have a material impact on our consolidated financial statements.

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for our fiscal year beginning January 1, 2008. We do not expect the adoption of SFAS 157 to have a material impact on our consolidated financial statements.

Cash and Cash Equivalents

For the purposes of the statement of cash flows, we consider all highly liquid investments with original maturities of three months or less to be cash equivalents.

Investments

We account for our investments in debt and equity securities in accordance with the provisions of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and reports our investments in available for sale securities at their fair value, with unrealized gains and losses excluded from income or loss and included in other comprehensive income or loss.

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

Exploration and Development Stage Activities

We were in the exploration stage from January 2002 until October 4, 2007. On October 4, 2007, our Board of Directors approved the development of the Mt. Hope Project as contemplated in the Bankable Feasibility Study and we then entered into the Development Stage. We have not realized any revenue from operations. We will be primarily engaged in development of the Mt. Hope Project and exploration and evaluation of the Hall-Tonopah Property until we enter the production stage.

Fair Value of Financial Instruments

Our financial instruments as defined by Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” include cash, accounts payable and accrued liabilities. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2007, 2006 and 2005.

Basic and Diluted Net Loss Per Share

Net loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Diluted net loss per share for us is the same as basic net loss per share, as the inclusion of common stock equivalents would be antidilutive.

Mineral Exploration and Development Costs

All exploration expenditures are expensed as incurred. Significant property acquisition payments for active exploration properties are capitalized. If no economic ore body is discovered, previously capitalized costs are expensed in the period the property is abandoned. Expenditures to develop new mines, to define further mineralization in existing ore bodies, and to expand the capacity of operating mines, are capitalized and amortized on a units-of-production basis over proven and probable reserves.

Should a property be abandoned, its capitalized costs are charged to operations. The Company charges to the consolidated statement of operations the allocable portion of capitalized costs attributable to properties sold. Capitalized costs are allocated to properties sold based on the proportion of claims sold to the claims remaining within the project area.

Mining Properties, Land and Water Rights

Costs of acquiring and developing mining properties, land and water rights are capitalized as appropriate by project area. Exploration and related costs and costs to maintain mining properties, land and water rights are expensed as incurred while the property is in the exploration and evaluation stage. Development and related costs and costs to maintain mining properties, land and water rights are capitalized as incurred while the property is in the development. When a property reaches the production stage, the related capitalized costs are amortized using the units-of-production basis over proven and probable reserves. Mining properties, land and water rights are periodically assessed for impairment of value, and any subsequent losses are charged to operations at the time of impairment. If a property is abandoned or sold, a gain or loss is recognized and included in the consolidated statement of operations.

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

NOTE 4 — MINING PROPERTIES, LAND AND WATER RIGHTS

We currently have interests in two mining properties that are the primary focus of our operations. The Mt. Hope Project is currently in the development stage and the Hall-Tonopah Property is in the exploration and evaluation stage. We also have certain other, non-core, mining properties that are being evaluated for future evaluation or sale.

The Mt. Hope Project. We are currently in the process of developing the Mt. Hope Project. From November 2004 to January 2008, we owned the rights to 100% of the Mt. Hope Project. In February 2008, the Company completed a joint venture agreement with POS-Minerals and whereby the Company now owns 80% of the Mt. Hope Project and POS-Minerals owns the remaining 20%.

In November 2004, we entered into an option to lease all property and assets of the Mt. Hope Molybdenum Property from Mt. Hope Mines, Inc. and in October 2005 exercised its rights under the option. The lease was further amended in November 2007. The renewable lease allows us to proceed for the next 30 years with permitting, developing and mining the deposit and for so long thereafter as we maintain an active operation. In 2004, we paid $.5 million and issued 500,000 shares of common stock with warrants to purchase 500,000 shares of common stock for the Mt. Hope option.

Pursuant to the terms of the lease, as amended, the underlying total royalty on production payable to Mt. Hope Mines, Inc., less certain deductions, is three and one-half percent for a molybdenum price up to $12 per pound, four and one-half percent for a molybdenum price up to $15 per pound, and five percent for a molybdenum price above $15 per pound (the “Production Royalties”). Eureka Moly is subject to certain periodic payments as set forth in Note 9 “Commitments and Contingencies.” Additionally, Eureka Moly is obligated to pay Exxon Mineral Company a one percent net smelter royalty on all production.

During the year ended December 31, 2006, we purchased deeded land which included certain BLM grazing rights, certain water rights and various other assets. The primary purpose for these purchases was to acquire land and water rights for use by the Mt. Hope Project. We paid $2.3 million cash for these purchases.

During the year ended December 31, 2007, we purchased land, water rights and various personal property for cash of $4.6 million and 67,000 shares of common stock valued at $0.4 million. The primary purpose of these purchases was to acquire additional land and water rights for the Mt. Hope Project.

In August 2007, the Company completed a Bankable Feasibility Study on the Mt. Hope Project (the “Bankable Feasibility Study”), which provided data on the viability and expected economics of the project. Based on the findings in the study, on a 100% basis, we reported 1.31 billion pounds of contained (1.1 billion pounds recoverable) molybdenum in Proven and Probable Reserves.

In October 2007, our Board of Directors approved the transition of the Mt. Hope Project into the development phase and authorized management to proceed with the execution of the project as outlined in the Bankable Feasibility Study. Accordingly, we have commenced placing long-lead equipment orders and we anticipate receiving the required permits in mid-2009.

Hall-Tonopah.

We are currently in the process of exploration and evaluation of the Hall-Tonopah Property.

In March 2006 we purchased a portion of the Hall-Tonopah Property, an approximately ten square mile property in Nye County, Nevada, including water rights, mineral and surface rights, buildings and certain equipment from High Desert Winds LLC (“High Desert”) pursuant to a purchase agreement. At closing, we paid High Desert a cash payment of $4.5 million for the portion of the Hall-Tonopah Property that we purchased and made an additional payment of $1.0 million in November of 2006 for the purchase of the remaining portion of High Desert’s interest in this property for the total purchase price of $5.5 million including buildings and equipment at the Hall-Tonopah site. The primary purpose of the Hall-Tonopah purchase was to further the Company’s strategy of exploring and developing potential molybdenum properties.

At December 31, 2006, the Hall-Tonopah Property was subject to a 12 percent royalty payable with respect to the net revenues generated from molybdenum or copper minerals removed from the properties purchased. In January 2007, we completed the acquisition of all of the issued and outstanding shares of the corporation that held the 12 percent net smelter royalty interest in the mineral rights of the Hall-Tonopah Property and, as a result of this purchase, we now own the Hall-Tonopah Property and all associated mineral rights without future royalty obligations. We paid approximately $3.7 million in cash at closing, net of cash acquired of $1.2 million. At first commercial production of the property, we have agreed to pay an additional $6.0 million. Because we cannot determine beyond a reasonable doubt that the mine will attain commercial production, the Company has not recognized the $6.0 million liability in its financial statements. In connection with the acquisition, we also received restricted cash totaling $0.5 million and assumed reclamation and remediation costs, accounts payable and accrued liabilities of $0.3 million.

During the year ended December 31, 2007, we purchased a patented lode mining claim adjacent to the Hall-Tonopah Property for $0.2 million cash and completed the purchase of certain patented lode mining claims referred to as the Liberty Claims on property adjacent to the Hall-Tonopah Property for cash of $0.1 million and 150,000 shares of common stock valued at $0.4 million. These two acquisitions of mining claims were completed to control additional mineral rights needed for the development of the Hall-Tonopah Property. We currently believe that we have all the mineral, water and surface rights necessary to develop the Hall-Tonopah Property.

Other Properties. We also have mining claims and land purchased prior to 2006 which consist in part of (a) approximately 107 acres of fee simple land in the Little Pine Creek area of Shoshone County, Idaho, (b) six patented mining claims known as Chicago-London group, located near the town of Murray in Shoshone County, Idaho, (c) 265 acres of private land with three unpatented claims in Josephine County, Oregon, known as the Turner Gold project.

Summary. The following is a summary of mining properties, land and water rights at December 31, 2007 and 2006 (in thousands):

	At December 31, 2007	At December 31, 2006
Mt. Hope Project:
Development costs	$7,989	$—
Mineral, land and water rights	9,792	2,292
Advance Royalties	1,100	—
Total Mt. Hope Project	18,881	2,292
Total Hall-Tonopah Property	9,808	5,417
Other Properties	889	889
Total	$29,578	$8,598

NOTE 5 — COMMON STOCK UNITS, COMMON STOCK AND COMMON STOCK WARRANTS

Year ended December 31, 2007

During the year ended December 31, 2007 we completed the private placement of units for gross proceeds of $25.0 million less placement agent and finder’s fees of $1.5 million. In the aggregate, we issued 7,352,942 units at a price of $3.40 per unit. Each unit consisted of one share of common stock and a warrant to purchase one half of one share of common stock. Each warrant will be exercisable at a price of $5.20 per whole share for a period of one year from the date of closing. The units were offered and sold pursuant to exemptions from registration under Regulation S of the Securities Act of 1933, as amended (the “Securities Act”), for offers and sales occurring outside the United States, and Rule 506 of Regulation D and Section 4(2) of the Securities Act, as a transaction not involving any public offering.

In November 2007, we entered into a Securities Purchase Agreement with an affiliate of ArcelorMittal S.A. (“ArcelorMittal”) whereby we sold to ArcelorMittal 8,256,699 previously un-issued shares of our Common Stock for $8.50 per share. In connection with the Securities Purchase Agreement, we also entered into a molybdenum supply agreement that provides for ArcelorMittal to purchase 6.5 million pounds per year, plus or minus 10% once the Mt. Hope Project commences commercial operations. The agreement provides for a floor price along with a discount for spot prices above the floor price and expires five years after the commencement of commercial production. In connection with the arranging the relationship with ArcelorMittal, Coghill Capital Management, LLC and CCM Master Qualified Fund, Ltd., entities under common control, and combined are our largest shareholders, received warrants to purchase 1.0 million shares of our common stock at an exercise price of $10.00 per share. The warrants will be exercisable once we have received the financing necessary for the commencement of commercial production at the Mt. Hope Project and will expire one year from such date. These warrants were valued at $4.7 million and were recorded as issuance costs.

Also, during the year ended December 31, 2007, we had the following issuances of common stock. We issued 369,715 shares of common stock upon the cashless exercise of warrants and 361,014 shares of common stock upon the cashless exercise of stock options. Warrants and options in the amount of 4,261,689 and 1,450,833 were exercised for cash in the amount of $9.3 million and $1.2 million, respectively. We also issued 304,950 shares of common stock with a total value of $1.1 million as consideration for land and water rights for the Mt. Hope Project and the Hall-Tonopah Properties and services received. During the year ended December 31, 2007, shareholders returned to the Company 38,998 shares of common stock due to a stock option exercise pricing error in 2006.

Year ended December 31, 2006

During the year ended December 31, 2006 we had two private placements of Common Stock Units. In the first private placement, we sold 3,021,936 common stock units for $1.10 per unit. We received cash of $3.3 million less cash placement agent and finder’s fees of $0.2 million and issued 170,550 Common Stock Units for finder’s fees valued at $1.80 per unit for a total value of $0.3 million. Each unit consisted of one of share of common stock with warrants to purchase one-half share of common stock at a price of $1.75 for each whole share for a period of two years. In the second private placement, we sold 15,000,000 common stock units for $2.00 per unit. Each unit consisted of one of share of common stock with warrants to purchase one-half share of common stock at a price of $3.75 for each whole share for a period of five years. We received cash of $30.0 million less cash placement agent and finder’s fees of $2.1 million and issued 800,000 warrants to purchase shares of common stock at a price of $3.75 for each whole share for a period of five years for finder’s fees valued at $2.17 per warrant for a total value of $1.7 million.

Also in the year ended December 31, 2006, we issued 1,482,147 shares of common stock for the cashless exercise of warrants and 1,008,837 shares of common stock for the cashless exercise of stock options. Warrants and options in the amount of 5,838,055 and 340,000 were exercised for cash in the amount of $4.5 million and $0.1 million respectively, less combined brokerage fees of $0.2 million. We issued 50,000 shares of common stock for services valued at $0.1 million. We issued 75,000 warrants to purchase shares of common stock at a price of $2.10 for a period of two years in exchange for services valued at $1.07 per warrant for a total value of $0.1 million.

Year ended December 31, 2005

During the year ended December 31, 2005 we had two private placements of Common Stock Units. In the first private placement, we sold 2,998,932 common stock units for $0.75 per unit. Each unit consisted of one share of common stock with warrants to purchase one share of common stock at a price of $1.00 per share for a period of two years. We received cash of $2.2 million less cash placement agent and finder’s fees of $0.1 million. In the second private placement, we sold 420,000 common stock units for $1.10 per unit. Each unit consisted of one of share of common stock with warrants to purchase one-half share of common stock at a price of $1.75 for each whole share for a period of two years. We received cash of $0.5 million.

Additionally, during the year ended December 31, 2005, warrants to purchase 435,000 shares of common stock were exercised for cash of $0.3 million. We also issued 154,611 shares of common stock for services and property valued at $0.2 million in total. Additionally, upon the cashless exercise of options, we issued 988,630 shares of common stock.

The following is a summary of common stock warrant activity for each of the three years ended December 31, 2007:

	Number of Shares Under Warrants	Exercise Price
Balance at December 31, 2004	7,010,555	$0.40 to $0.80
Issued in connection with private placements	3,208,932	$1.00 to $1.75
Exercised for cash	(435,000)	$0.80 to $1.00
Balance at December 31, 2005	9,784,487	$0.40 to $1.75
Issued in connection with private placements and other	9,971,243	$1.00 to $1.75
Exercised for cash	(5,838,055)	$0.40 to $1.00
Exercised in cashless exchange	(1,700,000)	$0.40
Balance at December 31, 2006	12,217,675	$0.80 to $3.75
Issued in connection with a private placement	3,676,471	$5.20
Issued as finders fee	1,000,000	$10.00
Exercised for cash	(4,261,689)	$0.80 to $3.75
Exercised in cashless exchange	(542,000)	$1.00 to $3.75
Expired	(10,000)	$1.00
Balance at December 31, 2007	12,080,457	$0.80 to $10.00
Weighted average exercise price	$4.56

Of the warrants outstanding at December 31, 2007, 6,748,667 are exercisable at $3.75 per warrant and expire February 2011; 3,676,471 are exercisable at $5.20 per share and expire through April 2008; 1,000,000 are expected to expire in 2010 and the remaining 655,319 are exercisable at prices ranging from $.80 to $2.10 and expire through November 2011.

Pursuant to our Certificate of Incorporation, we are authorized to issue 200,000,000 shares of common stock. All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

NOTE 6 — PREFERRED STOCK

Pursuant to our Certificate of Incorporation we are authorized to issue 10,000,000 shares of $.001 per share par value preferred stock. The authorized but unissued shares of preferred stock may be issued in designated series from time to time by one or more resolutions adopted by the board of directors. The directors have the power to determine the preferences, limitations and relative rights of each series of preferred stock. At December 31, 2006 and 2007, no shares of preferred stock were issued or outstanding.

NOTE 7 — COMMON STOCK OPTIONS

During 2006, our board of directors and shareholders adopted the Company 2006 Equity Incentive Plan (the “2006 Plan”). In October 2007, our shareholders approved an amendment to the 2006 Plan increasing the amount of shares that may be issued under the 2006 Plan from 3,500,000 to 5,100,000. During 2004, our board of directors and shareholders adopted the Company 2003 Stock Option Plan (the “2003 Plan” and together with the 2006 Plan, the “Plans”). The purpose of the Plans is to give us greater ability to attract, retain, and motivate our officers and key employees. The Plans are intended to provide us with ability to provide incentives more directly linked to the success of our business and increases in shareholder value.

Under the 2006 Plan, our board of directors is authorized to grant incentive stock options (“ISOs”) to employees (pursuant to Internal Revenue Code 422), non-statutory stock options, restricted stock awards, restricted stock units and stock appreciation rights. The aggregate number of shares of common stock that may be issued pursuant to awards granted under the 2006 Plan will not exceed 5,100,000 plus the number of shares that are ungranted and those that are subject to reversion under the 2003 Plan. As of December 31, 2007, the maximum number of shares available for issuance under the 2003 Plan was 360,000 shares. Shares under the 2003 Plan that become eligible for awards under the 2006 Plan may not be granted again under the 2003 Plan.

During the year ended December 31, 2007, we issued 2,730,000 options under the 2006 Plan with an exercise price ranging from $2.41 to $10.66 with vesting at various dates through 2009. These options were granted to members of our board of directors, officers, and employees. The fair value of each option is estimated on the issue date using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating the fair value: risk free interest of 4.10% to 4.96%; volatility of 76% to 93%; dividend rate of 0%; and expected life of from 2.0 to 2.8 years. The total value of options awarded during the year was calculated at $7.6 million. Expense was recorded of $4.3 million and $0.5 million was capitalized as part of development costs for the options which were earned during the year.

During the year ended December 31, 2006, we granted 1,665,000 non-qualified stock options outside of the Plans with an exercise price ranging from $2.25 to $3.68 with vesting at various dates through 2008. These options were granted to members of our board of directors, officers, and employees. No options or stock grants were made under the 2006 Plan during the year ended December 31, 2006. The Company issued 60,000 of ISOs within the 2003 Plan with an exercise price of $2.10 with vesting at various dates through 2008. The fair value of each option is estimated on the issue date using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating the fair value: risk free interest of 5%; volatility of 101%; dividend rate of 0% and expected life of 2.0 to 2.8 years. The total value of options awarded during 2006 was calculated at $3.3 million. Expense was recorded of $2.0 million for the options which vested in 2006.

During the year ended December 31, 2005, we granted 950,000 incentive stock options under the 2003 Plan with an exercise price of $0.72 and vesting at various dates through 2007 with expirations at various dates through 2012. These options were granted to officers and employees. The fair value of each option is estimated on the issue date using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value: risk free interest of 4%; volatility of 73%; dividend rate of 0%; and expected life of 2 years. The total value was calculated at $0.3. Expense was recorded of $0.3 for the options that vested in the year 2005.

The following is a summary of our stock option plans as of December 31, 2007:

	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans not approved by security holders	1,307,500	$1.31	n/a
Equity compensation plans approved by security holders:
2006 Plan	2,670,000	5.26	1,420,000	(1)
2003 Plan	90,000	1.55	360,000
Total	4,067,500	$3.91	1,780,000

(1)
The aggregate number of shares of common stock that may be issued pursuant to awards granted under the 2006 Equity Incentive Plan will not exceed 5,100,000 plus the number of shares that are ungranted and those that are subject to reversion under 2003 Stock Plan. Shares under the 2003 Plan that become eligible for awards under the 2006 Plan may not be granted again under the 2003 Plan.

The following is a summary of stock option activity in 2005, 2006 and 2007:

	Number of Shares Under Options	Weighted Average Exercise Price
Outstanding January 1, 2005	4,285,000	$0.32
Granted	950,000	0.72
Exercised	(1,215,000)	0.25
Forfeited	—	—
Expired	—	—
Outstanding at December 31, 2005	4,020,000	$0.44
Options exercisable at December 31, 2005	3,030,000
Weighted average fair value of options granted during 2005	$0.32
Outstanding January 1, 2006	4,020,000	$0.44
Granted	1,725,000	3.02
Exercised	(1,615,000)	0.49
Forfeited	(480,000)	1.57
Expired	—
Outstanding December 31, 2006	3,650,000	$1.49
Exercisable at December 31, 2006	2,705,000
Weighted Average Fair Value Granted During 2006	$3.10
Outstanding January 1, 2007	3,650,000	$1.48
Granted	2,730,000	5.21
Exercised	(2,170,833)	1.54
Forfeited	(91,667)	2.56
Expired	(50,000)	3.20
Outstanding December 31, 2007	4,067,500	$3.91
Exercisable at December 31, 2007	2,350,832	$2.38
Weighted Average Fair Value Granted During 2007	$2.77

Stock Awards Under the 2006 Plan

During the year ended December 31, 2007, we issued 250,000 shares of common stock to an officer of the Company that were earned based on achieving certain performance based milestones established. Additionally, during the year ended December 31, 2007, we reserved for issuance an additional 535,000 shares of non-vested common stock for officers and employees of the Company that will vest and be issued based on the achievement of certain performance based milestones established for each person. Also, we issued 160,000 shares to directors that will vest over one and two year periods and 5,000 shares to a retiring board member in exchange for services rendered and to be rendered as board members. The total value of the stock awards granted and expensed during the year ended December 31, 2007 was $3.2 million of which $1.9 million was expensed and $1.3 million was capitalized as part of development costs.

NOTE 8 — INCOME TAXES

At December 31, 2007, 2006 and 2005 we had deferred tax assets principally arising from the net operating loss carry forwards for income tax purposes multiplied by an expected rate of 35%. As management of the Company cannot determine that it is more likely than not that we will realize the benefit of the deferred tax assets, a valuation allowance equal to the deferred tax asset has be established at December 31, 2007 and December 31, 2006. The significant components of the deferred tax asset at December 31, 2007 and 2006 were as follows (in thousands):

	December 31, 2007	December 31, 2006
Operating loss carry forward	$39,755	$14,092
Unamortized exploration expense	8,268	2,672
Deductible stock based compensation	1,914	—
Net operating loss carry forward	$49,936	$16,764
Deferred tax asset	$17,478	$5,868
Deferred tax asset valuation allowance	$(17,478)	$(5,868)
Net deferred tax asset	$—	$—

At December 31, 2007 and 2006 we had a net operating loss carry forwards of approximately $49.9 million and $16.8 million, respectively, which expire in the years 2022 through 2027. The change in the allowance account from December 31, 2006 to December 31, 2007 was $11.6 million and the change between December 31, 2006 and December 31, 2005 was $4.8 million.

NOTE 9—COMMITMENTS AND CONTINGENCIES

Mt. Hope Project

The Mt. Hope Lease may be terminated upon the expiration of its 30-year term, earlier at the election of Eureka Moly, or upon our material breach and failure to cure such breach. If Eureka Moly terminates the lease, termination is effective 30 days after receipt by MHMI of written notice to terminate the Mt. Hope Lease and no further payments would be due to MHMI. In order to maintain the lease, Eureka Moly must pay certain deferral fees and advance royalties as discussed below.

The Mt. Hope Lease Agreement requires a royalty advance (the “Construction Royalty Advance”) of the greater of $2.5 million or 3% of the construction capital cost estimate upon the earliest of the Eureka Moly securing project financing in sufficient amounts to develop and put into operation the Mt. Hope property at a production level of at least 10 million pounds of annual production or October 19, 2008.

Eureka Moly has the right to defer the Construction Royalty Advance for one or two years by payment of a deferral fee (the “Deferral Fee”) in the amount of $0.4 million on or before October 19, 2008 and October 19, 2009 in the event project financing for the project has not been secured by each of the dates. By October 19, 2010, Eureka Moly must pay at a minimum $2.5 million of the Construction Royalty Advance with the remainder due upon securing project financing or 50% of the remainder on October 19, 2011 and the other 50% due on October 19, 2012.

Once the Construction Royalty Advance has been paid in full, Eureka Moly is obligated to pay an advance royalty (the “Annual Advance Royalty”) each October 19 thereafter in the amount of $0.5 million per year. The Construction Royalty Advance and the Annual Advance Royalty are collectively referred to as the “Advance Royalties”. All Advance Royalties are credited against the Production Royalties (see note 4) once the mine has achieved commercial production. The Deferral Fees are not recoverable against Production Royalties.

Eureka Moly is obligated to pay the Construction Royalty Advance each time capital is raised for the Mt. Hope Project. Based on the current estimate of raising capital and developing and operating the mine, we believe Eureka Moly’s contractual obligations under the Mt. Hope Lease Agreement will be as shown in the following table (in thousands). This estimate is based on our current estimates of the timing of securing project financing and construction capital costs. The amounts shown are the total amounts under the contracts to Eureka Moly of which GMI will be obligated to pay its 80% share.

Year	Deferral Fees	Advance Royalties	Total
2008	$350	$2,200	$2,550
2009	—	18,200	18,200
2010	—	500	500
2011	—	—	—
Thereafter (1)	—	—	—
Total	$350	$20,900	$21,250

(1)
After the first full year of production the Eureka Moly estimates that the Production Royalties will be in excess of the Annual Advance Royalties for the life of the project and, further, the Construction Royalty Advance will be fully recovered (credited against MHMI Production Royalties) by the end of 2012.

Long lead items (including subsequent events)

As a continuing part of the development of the Mt. Hope Project, Eureka Moly has begun to place orders for mining and milling equipment that must be built to the mine’s specifications and requires a long lead time for engineering and manufacturing. Contractual commitments for long lead items require progress payments during the engineering and construction of the equipment and have cancellation penalties in the event the Company cancels the contract.

In September and October 2007 the Company entered into three contracts to purchase a primary crusher, a semi-autogenous mill, two ball mills and various motors for the mills. Additionally, in February 2008 the Company entered into a contract to purchase two electric shovels. At December 31, 2007 we have paid $0.5 million under the contracts and have committed to the following additional amounts under the contracts by year (in thousands). The amounts shown are the total amounts under the contracts to Eureka Moly of which GMI will be obligated to pay its 80% share.

Year	Total
2008	$31,133
2009	55,215
2010	1,009
Total	$87,357

Environmental Considerations

Our mineral property holdings in Shoshone County, Idaho include lands contained in mining districts that have been designated as “Superfund” sites pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act. This “Superfund Site” was established to investigate and remediate primarily the Bunker Hill properties of Smelterville, Idaho, a small portion of Shoshone County where a large smelter was located. However, because of the extent of environmental impact caused by this large smelter, the Superfund Site covers the majority of Shoshone County including our Chicago-London and Little Pine Creek properties (which are distant from the original smelter location) as well as many small towns located in Northern Idaho. We have conducted a property environmental investigation of these properties which revealed no evidence of material adverse environmental effects at either property. We are unaware of any pending action or proceeding relating to any regulatory matters that would affect our financial position due to these inactive mining claims in Shoshone County.

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

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect the Company’s transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of the Company’s financial statements; providing reasonable assurance that receipts and expenditures of the Company’s assets are made in accordance with management’s authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of the Company’s financial statements would be prevented or detected.

Management conducted its evaluation of the effectiveness of the Company’s internal controls over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 8B.	OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information regarding directors and executive officers of registrant is presented under the heading “Directors and Executive Officers” in our definitive proxy statement for use in connection with the 2008 Annual Meeting of Stockholders (the “2008 Proxy Statement”) to be filed within 120 days after our fiscal year ended December 31, 2007, and is incorporated herein by this reference thereto.

Information regarding Section 16(a) beneficial ownership reporting compliance report is presented under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2008 Proxy Statement, and is incorporated herein by this reference thereto. Information regarding our code of ethics is presented under the heading “Code of Business Conduct and Ethics” in our 2008 Proxy Statement, and is incorporated herein by reference thereto. Information regarding our Audit and Finance Committee and our Nominating Committee is presented under the heading “The Board of Directors, Board Committees and Director Independence” in our 2008 Proxy Statement, and is incorporated herein by reference thereto.

ITEM 10.	EXECUTIVE COMPENSATION

Information regarding executive compensation is presented under the heading “Executive Compensation” in our 2008 Proxy Statement, and is incorporated herein by this reference thereto.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information regarding certain information with respect to our equity compensation plans as of December 31, 2007 is set forth under the heading “Equity Compensation Plan Information” in our 2008 Proxy Statement, and is incorporated herein by this reference thereto.

Information regarding security ownership of certain beneficial owners and management is set forth under the heading “Voting Securities and Principal Holders” in our 2008 Proxy Statement, and is incorporated herein by this reference thereto.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions is presented under the heading “Certain Relationships and Related Transactions” in our 2008 Proxy Statement, and is incorporated herein by this reference thereto.

ITEM 13.	EXHIBITS

Exhibit Number	Description of Exhibit
2.1†	Agreement and Plan of Merger, dated October 5, 2007 (Filed as Exhibit 99.1 to our Current Report on Form 8-K filed on October 5, 2007.)

3.1†	Certificate of Incorporation (Filed as Exhibit 3.1 to our Current Report on Form 8-K filed on October 5, 2007.)

3.2†	Bylaws (Filed as Exhibit 3.2 to our Current Report on Form 8-K filed on October 5, 2007.)

4.1†	Form of Security Purchase Agreement in connection with the private placement completed February 15, 2006 (Filed as Exhibit 4.1 to our Current Report on Form 8-K filed on February 17, 2006.)

4.2†	Form of Common Stock Purchase Warrant in connection with the private placement completed February 15, 2006 (Filed as Exhibit 4.2 to our Current Report on Form 8-K filed on February 17, 2006.)

4.3†
Form of Common Stock Warrant Issued Pursuant to Placement Agent Agreement in connection with the private placement completed February 15, 2006 (Filed as Exhibit 4.3 to our Current Report on Form 8-K filed on February 17, 2006.)

4.4†	Form of Common Stock Purchase Warrant in connection with the private placement completed January 10, 2006 (Filed as Exhibit 4.3 to our Current Report on Form 8-K filed on January 17, 2006.)

Exhibit Number	Description of Exhibit
4.5†
Letter #1 to Investors regarding Registration Rights dated January 6, 2006 in connection with the private placement completed January 10, 2006 (Filed as Exhibit 4.4 to our Current Report on Form 8-K filed on January 17, 2006.)

4.6†
Letter #2 to Investors regarding Registration Rights dated January 6, 2006 in connection with the private placement completed January 10, 2006 (Filed as Exhibit 4.5 to our Current Report on Form 8-K filed on January 17, 2006.)

4.7†	Securities Purchase Agreement, dated March 28, 2007, for the private placement completed in April 2007 (Filed as Exhibit 4.5 to our Registration Statement on Form S-3 filed on May 14, 2007.)

4.8†	Form of Warrant Agreement for the private placement completed in April 2007 (Filed as Exhibit 4.6 to our Registration Statement on Form S-3 filed on May 14, 2007.)

10.1†	Lease Agreement, dated October 17, 2005, between the Company and Mount Hope Mines, Inc. (Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on January 23, 2006.)

10.2†	Modification to Mount Hope Mines Lease Agreement, dated January 26, 2006 (Filed as Exhibit 10.11 to our Annual Report on Form 10-KSB filed on March 31, 2006.)

10.3	Amendment to Lease Agreement, made effective as of November 20, 2007, between the Company and Mount Hope Mines, Inc. (Filed herewith)

10.4†	Option to Lease, dated November 12, 2004, between the Company and Mount Hope Mines, Inc. (Filed as Exhibit 10.1 to our Annual Report on Form 10-KSB filed on April 6, 2005.)

10.5†	Stock Purchase Agreement, dated December 11, 2006, between the Company and Equatorial Mining Limited (Filed as Exhibit 10.17 to our Annual Report on Form 10-KSB filed on April 3, 2007.)

10.6	Securities Purchase Agreement, dated as of November 19, 2007, between the Company and ArcelorMittal S.A. (Filed herewith)

10.7†	Amended and Restated Employment Agreement, dated September 13, 2007, between the Company and Bruce D. Hansen (Filed as Exhibit 99.1 to our Current Report on Form 8-K filed on September 18, 2007.)

10.8†	Employment Agreement, dated as of April 25, 2007, between the Company and David Chaput (Filed as Exhibit 99.1 to our Current Report on Form 8-K filed on April 27, 2007.)

10.9†	Form of Indemnification Agreement (Filed as Exhibit 10.18 to our Current Report on Form 8-K filed on October 5, 2007.)

10.10	General Release and Settlement Agreement between the Company and Robert L. Russell entered into on October 1, 2007 (Filed herewith)

10.11	Consulting and Advisory Agreement between the Company and Robert L. Russell entered into on October 1, 2007 (Filed herewith)

10.12†	2003 Stock Option Plan of the Company (Filed as Exhibit 4.1 to our General Form for Registration of Securities of Small Business Issuers on Form 10-SB/A filed on May 14, 2004)

10.13†
Form of Stock Option Agreement under 2003 Stock Option Plan of the Company (Filed as Exhibit 4.2 to our General Form for Registration of Securities of Small Business Issuers on Form 10-SB/A filed on May 14, 2004)

10.14†	2006 Equity Incentive Plan of the Company, as amended (Filed as Exhibit 99.1 to our Registration Statement on Form S-8 filed on February 13, 2008.)

10.15†	Form of Stock Option Grant Notice and Agreement under 2006 Equity Incentive Plan of the Company (Filed as Exhibit 10.13 to our Annual Report on Form 10-KSB filed on April 3, 2007.)

10.16†	Form of Restricted Stock Agreement under 2006 Equity Incentive Plan of the Company (Filed as Exhibit 10.14 to our Annual Report on Form 10-KSB filed on April 3, 2007.)

10.17†	Form of Non-Employee Option Award Agreement (Filed as Exhibit 99.1 to our Registration Statement on Form S-8 filed on January 12, 2007.)

Exhibit Number	Description of Exhibit
10.18†	Form of Employee Stock Option Agreement (Filed as Exhibit 99.2 to our Registration Statement on Form S-8 filed on January 12, 2007.)

10.19*	Molybdenum Supply Agreement between General Moly and ArcelorMittal Purchasing SAS, dated as of December 28, 2007 (Filed herewith)

14.1†	Code of Conduct and Ethics of Idaho General Mines, Inc. adopted June 30, 2006 (Filed as Exhibit 14.1 to our Current Report on Form 8-K filed on July 7, 2006.)

16.1†	Letter from Williams & Webster, P.S. dated August 22, 2007 (Filed as Exhibit 16.1 to our Current Report on Form 8-K filed on August 23, 2007.)

21.1	Subsidiaries of General Moly, Inc. (Filed herewith)

23.1	Consent of PricewaterhouseCoopers LLP (Filed herewith)

23.2	Consent of M3 Engineering & Technology Corporation (Filed herewith)

23.3	Consent of Independent Mining Consultants, Inc. (Filed herewith)

31.1	Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a) (Filed herewith)

31.2	Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a) (Filed herewith)

32.1	Certification of CEO pursuant to Section 1350 (Filed herewith)

32.2	Certification of CFO pursuant to Section 1350 (Filed herewith)

† Previously filed as indicated and incorporated herein by reference.

* Confidential treatment has been requested for certain portions of this exhibit, and such confidential portions have been separately filed with the Securities Exchange Commission.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accounting fees and services is presented under the headings “Audit Fees”, “Audit-Related Fees”, “Tax Fees”, and “All Other Fees” in our 2008 Proxy Statement, and is incorporated herein by this reference thereto.

SIGNATURES

In accordance with the requirements of the Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Lakewood, Colorado on March 21, 2008.

GENERAL MOLY, INC.

By:	/s/ Bruce D. Hansen
Name: Bruce D. Hansen
Title: Chief Executive Officer (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed on March 21, 2008, by the following persons, on behalf of the Registrant, and in the capacities indicated below.

/s/ Bruce D. Hansen	Chief Executive Officer and Director
Bruce D. Hansen	(Principal Executive Officer)

/s/ David A. Chaput	Chief Financial Officer
David A. Chaput	(Principal Financial Officer)

/s/ Daniel G. Zang	Controller and Treasurer
Daniel G. Zang	(Principal Accounting Officer)

/s/ Ricardo M. Campoy	Director
Ricardo M. Campoy

/s/ Mark A. Lettes	Director
Mark A. Lettes

/s/ Jean-Pierre M. Ergas
Jean-Pierre M. Ergas	Director

/s/ Gary A. Loving	Director
Gary A. Loving

/s/ R. David Russell	Director
R. David Russell

/s/ Richard F. Nanna	Director
Richard F. Nanna