Form 10-Q
period 2008-03-31
General Moly, Inc
filed 2008-05-07
CIK 1275229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 001-32986

General Moly, Inc.
(Exact name of registrant as specified in its charter)

DELAWARE	91-0232000
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

1726 Cole Blvd., Suite 115
Lakewood, CO 80401
Telephone: (303) 928-8599
(Address and telephone number of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer		Accelerated filer	☒
☐	Non-accelerated filer	(Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☒

The number of shares outstanding of registrant’s common stock as of April 30, 2008 was 70,956,595.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GENERAL MOLY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited - Dollars in thousands except per share amounts)

	March 31, 2008	December 31, 2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$79,312	$78,371
Restricted cash - Eureka Moly	39,459	—
Deposits, prepaid expenses and other current assets	185	360
Total Current Assets	118,956	78,731
Mining properties, land and water rights	37,191	29,578
Deposits on property, plant and equipment	7,843	490
Restricted cash held for reclamation bonds	887	777
Property and equipment, net	794	711
Other assets	2,878	—
TOTAL ASSETS	$168,549	$110,287
LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$5,027	$7,457
Payable to POS-Minerals	2,878	—
Provision for post closure reclamation and remediation costs	90	90
Current portion of long term debt	75	62
Total Current Liabilities	8,070	7,609
Provision for post closure reclamation and remediation costs, net of current portion	510	422
Long term debt, net of current portion	157	151
Total Liabilities	8,737	8,182

COMMITMENTS AND CONTINGENCIES - NOTE 9	—	—

MINORITY INTEREST	50,000	—

STOCKHOLDERS’ EQUITY
Preferred stock, Series A, $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized, 69,297,548 and 66,131,384 shares issued and outstanding, respectively	69	66
Additional paid-in capital	172,752	159,828
Accumulated deficit before exploration stage	(213)	(213)
Accumulated deficit during exploration and development stage	(62,796)	(57,576)
Total Stockholders’ Equity	109,812	102,105
TOTAL LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY	$168,549	$110,287

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL MOLY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited - In thousands, except per share amounts)

	Three Months Ended		January 1, 2002 (Inception of Exploration Stage) to
	March 31, 2008	March 31, 2007	March 31, 2008
REVENUES	$—	$—	$—
OPERATING EXPENSES:
Exploration and evaluation	2,525	3,842	33,560
General and administrative expense	3,225	5,399	32,071
TOTAL OPERATING EXPENSES	5,750	9,241	65,631
LOSS FROM OPERATIONS	(5,750)	(9,241)	(65,631)
OTHER INCOME
Interest and dividend income	530	168	2,770
Other income	—	—	65
TOTAL OTHER INCOME	530	168	2,835
LOSS BEFORE TAXES	(5,220)	(9,073)	(62,796)
INCOME TAXES	—	—	—
NET LOSS	$(5,220)	$(9,073)	$(62,796)

BASIC AND DILUTED NET LOSS PER
SHARE OF COMMON STOCK	$(0.08)	$(0.21)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	66,652	43,796

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL MOLY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - In thousands)

	Three Months Ended		1-Jan-02 (Inception of Exploration Stage) to
	March 31, 2008	March 31, 2007	March 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,220)	$(9,073)	$(62,796)
Adjustments to reconcile net loss to net cash used by operating activities:
Services and expenses paid with common stock	—	304	1,990
Depreciation and amortization	72	33	330
Equity compensation for management and directors	871	3,131	10,398
Decrease (increase) in deposits, prepaid expenses and other	175	(146)	(227)
Increase (decrease) in accounts payable and accrued liabilities	(2,430)	1,166	5,004
(Decrease) increase in post closure reclamation and remediation costs	88	—	391
Net cash used by operating activities	(6,444)	(4,585)	(44,910)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for the purchase of equipment	(155)	(110)	(998)
Purchase of securities	—	—	(137)
Purchase and development of mining properties, land and water rights	(7,201)	(4,060)	(33,566)
Deposits on property, plant and equipment	(7,353)	—	(7,843)
Decrease (increase) in restricted cash held for reclamation bonds	(110)	—	(396)
Cash provided by sale of marketable securities	—	—	246
Net cash used by investing activities	(14,819)	(4,170)	(42,694)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock, net of issuance costs	11,644	14,895	156,174
Cash proceeds from Joint Venture Partner	50,000	—	50,000
(Increase) in restricted cash - Eureka Moly	(39,459)	—	(39,459)
Net increase in debt	19	—	155
Net cash provided by financing activities	22,204	14,895	166,870
Net increase in cash and cash equivalents	941	6,140	79,266
Cash and cash equivalents, beginning of period	78,371	17,883	46
Cash and cash equivalents, end of period	$79,312	$24,023	$79,312

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Equity compensation capitalized as development	$412	$—	$2,216
Restricted cash held for reclamation bond acquired in an acquisition	—	491	491
Post closure reclamation and remediation costs and accounts payable assumed in an acquisition	—	263	263
Common stock and warrants issued for property and equipment	—	420	1,586

The accompanying notes are an integral part of these condensed consolidated financial statements

GENERAL MOLY, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1— DESCRIPTION OF BUSINESS

General Moly, Inc. (“we,” “us,” “our,” “the Company,” “General Moly,” or “GMI”) is a Delaware corporation originally incorporated as General Mines Corporation on November 23, 1925. In 1966, the Company amended its articles of incorporation to change its name to Idaho General Petroleum and Mines Corporation, and amended its articles again in 1967, changing its name to Idaho General Mines, Inc. On October 5, 2007, we reincorporated in the State of Delaware (the “Reincorporation”) through a merger involving Idaho General Mines, Inc. and General Moly, Inc., a Delaware corporation that was a wholly owned subsidiary of Idaho General Mines, Inc. The Reincorporation was effected by merging Idaho General Mines, Inc. with and into General Moly, with General Moly being the surviving entity. For purposes of the Company’s reporting status with the Securities and Exchange Commission, General Moly is deemed a successor to Idaho General Mines, Inc.

We were in the exploration stage until October 4, 2007 when our Board of Directors approved the development of the Mt. Hope molybdenum property (the “Mt. Hope Project”) in Eureka County, Nevada. The Company is now in the development stage and is currently proceeding with the development of the Mt. Hope Project. We are also conducting exploration and evaluation activities on our Liberty molybdenum property (the “Liberty Property” formerly referred to as the “Hall-Tonopah Property”) in Nye County, Nevada.

Effective as of January 1, 2008, we contributed all of the our interest in the assets related to the Mt. Hope Project, including our lease of the Mt. Hope Project, into a newly formed entity, Eureka Moly, LLC, a Delaware limited liability company (“Eureka Moly”), and in February 2008 (the “Closing Date”) entered into a joint venture for the development and operation of the Mt. Hope Project (the “Joint Venture”) with POS-Minerals Corporation (“POS-Minerals”) an affiliate of POSCO, a large Korean steel company. Under the Joint Venture, POS-Minerals owns a 20% interest in Eureka Moly and General Moly, through a wholly-owned subsidiary, owns an 80% interest.

The interim Condensed Consolidated Financial Statements of the Company are unaudited. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim statements have been included. All such adjustments are, in the opinion of management, of a normal recurring nature. The results reported in these interim Condensed Consolidated Financial Statements are not necessarily indicative of the results that may be reported for the entire year. These interim Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2007.

Certain amounts for the three months ended March 31, 2007 have been reclassified to conform to the 2008 presentation.

NOTE 2— LIQUIDITY AND CAPITAL REQUIREMENTS

On October 4, 2007, our Board of Directors approved the development of the Mt. Hope Project as contemplated in our Bankable Feasibility Study (the “Bankable Feasibility Study”). The development of the Mt. Hope Project has an estimated total capital requirement of approximately $1.0 billion comprised of initial construction cost in excess of $850.0 million (in 2007 dollars); $53.0 million in cash bonding requirements; $22.0 million in Advance Royalty Payments (as hereinafter defined); and amounts necessary for financing costs and working capital. The accuracy of the estimate is considered to be plus or minus 15%. Such capital requirements are based on management’s estimates based on the Bankable Feasibility Study and other available information, and are subject to change, which changes could be material.

In February 2008, we entered into the Joint Venture, the terms of which reduced our capital requirements for the Mt. Hope Project by up to 20% and will provide up to $170.0 million in capital for use in funding our remaining 80% share. Of the $170.0 million in capital committed, $50.0 million was received in February 2008, $50.0 million is to be received in July 2008, and the remaining $70.0 million is to be received once the Mt. Hope Project receives the necessary permits to develop and operate the Mt. Hope Project (the “POS-Minerals Third Contribution Date”).

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

We do not currently have the capital necessary to complete the Mt. Hope Project and, accordingly, plan to raise the capital on an ongoing basis when needed. The receipt of the $50.0 million Joint Venture capital contribution by POS-Minerals in July 2008, existing cash on hand at March 31, 2008, and $8.4 million received in April 2008 from the exercise of outstanding warrants should be sufficient to fund planned operations for the Mt. Hope Project, as well as our other planned operations, through the end of 2008. If we are unable to raise sufficient quantities of capital when needed, it will be necessary to develop alternative plans that could delay the development and completion of the Mt. Hope Project. There is no assurance that we will be able to obtain the necessary financing for the Mt. Hope Project on customary terms, or at all.

We will also require additional capital to continue the exploration and evaluation of the Liberty Property, as well as continue payment of ongoing general, administrative and operations costs associated with supporting our planned operations.

NOTE 3— SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Accounting Method

Our financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. At December 31, 2007, all of our subsidiaries were wholly owned. In February 2008, we entered into the Joint Venture which establishes our ownership interest in Eureka Moly at 80%. At March 31, 2008, the consolidated financial statements include all of our wholly owned subsidiaries and our majority owned Joint Venture Eureka Moly. The POS-Minerals contributions attributable to their 20% interest are shown as Minority Interest in the financial statements.

Cash and Cash Equivalents

For the purposes of the statement of cash flows, we consider all highly liquid investments with original maturities of three months or less to be cash equivalents. The cash and cash equivalents of Eureka Moly are restricted for use in the Joint Venture only.

Investments

We account for our investments in debt and equity securities in accordance with the provisions of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and report investments in available for sale securities at their fair value, with unrealized gains and losses excluded from income or loss and included in other comprehensive income or loss.

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

Exploration and Development Stage Activities

We were in the exploration stage from January 2002 until October 4, 2007. On October 4, 2007, our Board of Directors approved the development of the Mt. Hope Project as contemplated in the Bankable Feasibility Study and we then entered into the Development Stage. We have not realized any revenue from operations. We will be primarily engaged in development of the Mt. Hope Project and exploration and evaluation of the Liberty Property until we enter the production stage.

Fair Value of Financial Instruments

Our financial instruments as defined by Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” include cash, accounts payable and accrued liabilities. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2008 and December 31, 2007.

Basic and Diluted Net Loss Per Share

Net loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Outstanding warrants to purchase 9,204,481 and 13,943,113 shares of common stock, options to purchase 4,162,500 and 4,523,333 shares of common stock and unvested stock awards totaling 255,000 and 620,000 at March 31, 2008 and 2007, respectively, were not included in the computation of diluted earnings per share for the three months ended March 31, 2008 and 2007 because to do so would have been antidilutive. Therefore, basic loss per share is the same as diluted loss per share.

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

Mining Properties, Land and Water Rights

Costs of acquiring and developing mining properties, land and water rights are capitalized as appropriate by project area. Exploration and related costs and costs to maintain mining properties, land and water rights are expensed as incurred while the property is in the exploration and evaluation stage. Development and related costs and costs to maintain mining properties, land and water rights are capitalized as incurred while the property is in the development stage. When a property reaches the production stage, the related capitalized costs are amortized using the units-of-production basis over proven and probable reserves. Mining properties, land and water rights are periodically assessed for impairment of value, and any subsequent losses are charged to operations at the time of impairment. If a property is abandoned or sold, a gain or loss is recognized and included in the consolidated statement of operations.

Provision for Taxes

Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (hereinafter “SFAS 109”). Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against the deferred tax asset if management does not believe the Company has met the “more likely than not” standard imposed by SFAS 109 to allow recognition of such an asset.

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

Accounting Pronouncements—Recent

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 were adopted January 1, 2008. In February 2008, the FASB staff issued Staff Position No. 157-2 “Effective Date of FASB Statement No. 157” which delayed the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities which will be effective for our fiscal year beginning January 1, 2009.

SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under SFAS 157 are described below:

Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical unrestricted assets or liabilities.
Level 2 - Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability.
Level 3 - Prices or valuation techniques that require inputs that are both significant to fair value measurement and unobservable (supported by little or no market activity).

The Company’s cash instruments are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The cash instruments that are valued based on quoted market prices in active markets are primarily money market securities.

In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with the objective of improving financial reporting by mitigating volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of SFAS 159 were adopted January 1, 2008. The Company did not elect the Fair Value Option for any of its financial assets or liabilities and therefore the adoption of SFAS 159 had no impact on our consolidated financial statements.

In December 2007, the FASB issued FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements- an amendment of ARB No. 51” (“SFAS 160”), which establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for our fiscal year beginning January 1, 2009. We do not expect the adoption of SFAS 160 to have a material impact on our consolidated financial statements.

NOTE 4— MINING PROPERTIES, LAND AND WATER RIGHTS

We currently have interests in two mining properties that are the primary focus of our operations. The Mt. Hope Project is currently in the development stage and the Liberty Property is in the exploration and evaluation stage.

The Mt. Hope Project. We are currently in the process of developing the Mt. Hope Project. From November 2004 to January 2008, we owned the rights to 100% of the Mt. Hope Project. In February 2008, we entered into the Joint Venture with POS-Minerals and we now own 80% of the Mt. Hope Project and POS-Minerals owns the remaining 20%. While these ownership interests and/or required contributions can change based on the failure of GMI to satisfy specified conditions, including the receipt of the necessary permits to develop and operate the Mt. Hope Project by December 31, 2009, failure to achieve production by December 31, 2011 for reasons other than force majeure, or non-payment of amounts due under the Joint Venture by either party, we expect the ownership interests in the Joint Venture to remain as they are now through the life of the project and the contributions to be received in the amounts that follow.

Pursuant to the terms of the Joint Venture, POS-Minerals agreed to make cash contributions to the Joint Venture in the aggregate amount of $170.0 million in exchange for their 20% interest, of which $50.0 million was received in February 2008, $50.0 million is to be received in July 2008 (the “February 2008 and July 2008 Contributions”), and the remaining $70.0 million is to be received on the POS-Minerals Third Contribution Date. These initial funds are available to fund the Mt. Hope Project development costs incurred subsequent to the Closing Date. Additionally, in May 2008, GMI will pay to POS-Minerals an estimated $2.8 million as a final purchase price adjustment based on the terms of the Joint Venture related to the difference in the budgeted versus actual expenditures of the Mt. Hope Project prior to the Closing Date.

We are required, pursuant to the Joint Venture, to advance funds in excess of the February 2008 and July 2008 Contributions required for the development of the Mt. Hope Project until the POS-Minerals Third Contribution Date, at which point POS-Minerals is required to reimburse us for their 20% share of all development costs incurred from January 1, 2008 through the POS-Minerals Third Contribution Date. All amounts incurred subsequent to the POS-Minerals Third Contribution Date will be allocated and funded pro rata based on each party’s ownership interest.

The Liberty Property. We are currently in the process of exploration and evaluation of the Liberty Property.

At December 31, 2006, the Liberty Property was subject to a 12 percent royalty payable with respect to the net revenues generated from molybdenum or copper minerals removed from the properties purchased. In January 2007, we completed the acquisition of all of the issued and outstanding shares of the corporation that held the 12 percent net smelter royalty interest in the mineral rights of the Liberty Property and, as a result of this purchase, we now own the Liberty Property and all associated mineral rights without future royalty obligations. We paid approximately $3.7 million in cash at closing, net of cash acquired of $1.2 million, for this purchase. In addition, at first commercial production of the Liberty Property, we are obligated to pay an additional $6.0 million. Because we cannot determine beyond a reasonable doubt that the mine will attain commercial production, we have not recognized the $6.0 million liability in our financial statements. In connection with the acquisition, we also received restricted cash totaling $0.5 million and assumed reclamation and remediation costs, accounts payable and accrued liabilities of $0.3 million.

Summary. The following is a summary of mining properties, land and water rights at March 31, 2008 and December 31, 2007 (in thousands):

	At March 31, 2008	At December 31, 2007
Mt. Hope Project:
Development costs	$14,261	$7,989
Mineral, land and water rights	10,253	9,792
Advance Royalties	1,980	1,100
Total Mt. Hope Project	26,494	18,881
Total Liberty Property	9,808	9,808
Other Properties	889	889
Total	$37,191	$29,578

NOTE 5— COMMON STOCK UNITS, COMMON STOCK AND COMMON STOCK WARRANTS

Three Months ended March 31, 2008

During the three months ended March 31, 2008, we had the following issuances of common stock. We issued 125,930 shares of common stock upon the cashless exercise of warrants. Warrants and options in the amount of 2,688,476 and 65,000, respectively, were exercised for cash in the amount of $11.4 million and $0.3 million, respectively.

Year ended December 31, 2007

During the year ended December 31, 2007, we completed the private placement of units for gross proceeds of $25.0 million less placement agent and finder’s fees of $1.5 million. In the aggregate, we issued 7,352,942 units at a price of $3.40 per unit in this private placement. Each unit consisted of one share of common stock and a warrant to purchase one half of one share of common stock. Each warrant was exercisable at a price of $5.20 per whole share for a period of one year from the date of closing. The units were offered and sold pursuant to exemptions from registration under Regulation S of the Securities Act of 1933, as amended (the “Securities Act”), for offers and sales occurring outside the United States, and Rule 506 of Regulation D and Section 4(2) of the Securities Act, as a transaction not involving any public offering.

In November 2007, we entered into a Securities Purchase Agreement with an affiliate of ArcelorMittal S.A. (“ArcelorMittal”) whereby we sold to ArcelorMittal 8,256,699 previously un-issued shares of our common stock for $8.50 per share. In connection with the Securities Purchase Agreement, we also entered into a molybdenum supply agreement that provides for ArcelorMittal to purchase 6.5 million pounds per year, plus or minus 10%, once the Mt. Hope Project commences commercial operations. The agreement provides for a floor price along with a discount for spot prices above the floor price and expires five years after the commencement of commercial production. In connection with arranging the relationship with ArcelorMittal, Coghill Capital Management, LLC and CCM Master Qualified Fund, Ltd., entities under common control, and, combined, our largest stockholder, received warrants to purchase 1.0 million shares of our common stock at an exercise price of $10.00 per share. The warrants will be exercisable once we have received the financing necessary for the commencement of commercial production at the Mt. Hope Project and will expire one year from such date. These warrants were valued at $4.7 million and were recorded as issuance costs.

Also during the year ended December 31, 2007, we had the following issuances of common stock. We issued 369,715 shares of common stock upon the cashless exercise of warrants and 361,014 shares of common stock upon the cashless exercise of stock options. Warrants and options in the amount of 4,261,689 and 1,450,833 were exercised for cash in the amount of $9.3 million and $1.2 million, respectively. We also issued 304,950 shares of common stock with a total value of $1.1 million as consideration for land and water rights for the Mt. Hope Project and the Liberty Property and services received. During the year ended December 31, 2007, stockholders returned to the Company 38,998 shares of common stock due to a stock option exercise pricing error in 2006.

The following is a summary of common stock warrant activity from January 1, 2007 through the three months ended March 31, 2008:

	Number of Shares Under Warrants	Exercise Price
Balance at January 1, 2007	12,217,675	$0.80 to $3.75
Issued in connection with private placements and other	3,676,471	$5.20
Issued as finders fee	1,000,000	$10.00
Exercised for cash	(4,261,689)	$0.80 to $3.75
Exercised in cashless exchange	(542,000)	$1.00 to $3.75
Expired	(10,000)	$1.00
Balance at December 31, 2007	12,080,457	$0.80 to $10.00
Exercised for cash	(2,688,476)	$0.80 to $5.20
Exercised in cashless exchange	(187,500)	$3.75
Balance at March 31, 2008	9,204,481	$2.10 to $10.00
Weighted average exercise price	$4.67

Of the warrants outstanding at March 31, 2008, 6,511,834 are exercisable at $3.75 per warrant and expire February 2011; 1,617,647 were exercised for cash at $5.20 per share in April 2008; 1,000,000 are exercisable at $10.00 per share and are expected to expire in 2010 and the remaining 75,000 are exercisable at $2.10 per share and expire in August 2008.

NOTE 6— PREFERRED STOCK

Pursuant to our Certificate of Incorporation we are authorized to issue 10,000,000 shares of $.001 per share par value preferred stock. The authorized but unissued shares of preferred stock may be issued in designated series from time to time by one or more resolutions adopted by our board of directors. The directors have the power to determine the preferences, limitations and relative rights of each series of preferred stock. At December 31, 2007 and March 31, 2008, no shares of preferred stock were issued or outstanding.

NOTE 7— COMMON STOCK OPTIONS

During 2006, our board of directors and stockholders adopted the Company 2006 Equity Incentive Plan (the “2006 Plan”). In October 2007, our stockholders approved an amendment to the 2006 Plan increasing the amount of shares that may be issued under the 2006 Plan from 3,500,000 to 5,100,000. During 2004, our board of directors and stockholders adopted the Company 2003 Stock Option Plan (the “2003 Plan” and together with the 2006 Plan, the “Plans”). The purpose of the Plans is to give us greater ability to attract, retain, and motivate our officers and key employees. The Plans are intended to provide us with ability to provide incentives more directly linked to the success of our business and increases in stockholder value.

Under the 2006 Plan, our board of directors is authorized to grant incentive stock options (“ISOs”) to employees (pursuant to Internal Revenue Code 422), non-statutory stock options, restricted stock awards, restricted stock units and stock appreciation rights. The aggregate number of shares of common stock that may be issued pursuant to awards granted under the 2006 Plan will not exceed 5,100,000, plus the number of shares that are ungranted and those that are subject to reversion under the 2003 Plan. As of March 31, 2008, the maximum number of shares available for issuance under the 2003 Plan was 360,000 shares. Shares under the 2003 Plan that become eligible for awards under the 2006 Plan may not be granted again under the 2003 Plan.

During the three months ended March 31, 2008, we granted 160,000 options under the 2006 Plan with an exercise price ranging from $7.80 to $11.45 with vesting at various dates through 2011. These options were granted to officers and employees of the Company. The fair value of each option is estimated on the issue date using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating the fair value: risk free interest of 1.5% to 5.0%; volatility of 79% to 93%; dividend rate of 0%; and expected life of from 3.5 to 5.5 years. The total value of options awarded during the three months was calculated at $0.9 million. Expense was recorded of $0.5 million and $0.4 million was capitalized as part of development costs for the options which were earned during the three months ended.

During the year ended December 31, 2007, we granted 2,730,000 options under the 2006 Plan with an exercise price ranging from $2.41 to $10.66 with vesting at various dates through 2009. These options were granted to members of our board of directors, officers, and employees. The fair value of each option is estimated on the issue date using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating the fair value: risk free interest of 4.10% to 4.96%; volatility of 76% to 93%; dividend rate of 0%; and expected life of from 2.0 to 2.8 years. The total value of options awarded during the year was calculated at $7.6 million. Expense was recorded of $4.3 million and $0.5 million was capitalized as part of development costs for the options which were earned during the year.

The following is a summary of our stock option plans as of March 31, 2008:

	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans not approved by security holders	1,282,500	$1.33	n/a
Equity compensation plans approved by security holders:
2006 Plan	2,790,000	5.51	1,246,038
2003 Plan	90,000	1.55	360,000
Total	4,162,500	$4.13	1,606,038

(1)
The aggregate number of shares of common stock that may be issued pursuant to awards granted under the 2006 Equity Incentive Plan will not exceed 5,100,000, plus the number of shares that are ungranted and those that are subject to reversion under 2003 Stock Plan. Shares under the 2003 Plan that become eligible for awards under the 2006 Plan may not be granted again under the 2003 Plan.

The following is a summary of stock option activity in 2007 and for the three months ended March 31, 2008:

	Number of Shares Under Options	Weighted Average Exercise Price
Outstanding January 1, 2007	3,650,000	$1.48
Granted	2,730,000	5.21
Exercised	(2,170,833)	1.54
Forfeited	(91,667)	2.56
Expired	(50,000)	3.20
Outstanding December 31, 2007	4,067,500	$3.91
Exercisable at December 31, 2007	2,350,832	$2.38
Weighted Average Fair Value Granted During 2007	$2.77
Outstanding January 1, 2008	4,067,500	$3.91
Granted	160,000	9.90
Exercised	(65,000)	4.33
Outstanding March 31, 2008	4,162,500	$4.13
Exercisable at March 31, 2008	2,645,832	$2.48
Weighted Average Fair Value Granted During 2008	$5.45

Stock Awards Under the 2006 Plan

During the year ended December 31, 2007, we issued 250,000 shares of common stock to an officer of the Company that were earned based on achieving certain performance based milestones established. Additionally, during the year ended December 31, 2007, we reserved for issuance 535,000 shares of non-vested common stock for officers and employees of the Company of which 280,000 were issued upon achievement of certain performance based milestones in the three months ended March 31, 2008 and the remaining 255,000 will vest and be issued based on the achievement of certain performance based milestones established for each person.

During the three months ended March 31, 2008 and the year ended December 31, 2007, we issued 67,296 and 160,000 shares, respectively, to directors that vest over one and two year periods in exchange for services as board members. During the three months ended March 31, 2008, two of the directors retired, forfeiting a total of 63,334 shares of such stock. Also during the three months ended March 31, 2008 and the year ended December 31, 2007, we issued 10,000 shares and 5,000 shares, respectively, to retiring board members in exchange for services rendered.

The total value of stock awards granted and expensed during the three months ended March 31, 2008 was $0.3 million. The total value of stock awards granted during the year ended December 31, 2007was $3.2 million of which $1.9 million was expensed and $1.3 million was capitalized as part of development costs.

NOTE 8— INCOME TAXES

At March 31, 2008 and December 31, 2007, we had deferred tax assets principally arising from the net operating loss carry forwards for income tax purposes multiplied by an expected rate of 35%. As our management cannot determine that it is more likely than not that we will realize the benefit of the deferred tax assets, a valuation allowance equal to the deferred tax asset has been established at March 31, 2008 and December 31, 2007. The significant components of the deferred tax asset at March 31, 2008 and December 31, 2007 were as follows (in thousands):

	March 31, 2008	December 31, 2007
Operating loss carry forward	$40,858	$39,755
Unamortized exploration expense	11,567	8,268
Deductible stock based compensation	320	1,914
Net operating loss carry forward	$52,745	$49,937
Deferred tax asset	$18,461	$17,478
Deferred tax asset valuation allowance	$(18,461)	$(17,478)
Net deferred tax asset	$—	$—

At March 31, 2008 and December 31, 2007, we had net operating loss carry forwards of approximately $52.7 million and $49.9 million, respectively, which expire in the years 2022 through 2027.

NOTE 9—COMMITMENTS AND CONTINGENCIES

Mt. Hope Project

Eureka Moly currently has a 30-year renewable lease with Mount Hope Mines, Inc. (“MHMI”) for the Mt. Hope Project (as amended, the “Mt. Hope Lease”). The Mt. Hope Lease may be terminated upon the expiration of its 30-year term, earlier at the election of Eureka Moly, or upon Eureka Moly’s material breach and failure to cure such breach. If Eureka Moly terminates the lease, termination is effective 30 days after receipt by MHMI of written notice to terminate the Mt. Hope Lease and no further payments would be due to MHMI. In order to maintain the lease, Eureka Moly must pay certain deferral fees and advance royalties as discussed below.

Pursuant to the terms of the Mt. Hope Lease, the underlying total royalty on production payable to MHMI, less certain deductions, is the greater of: (i) $0.25 per pound of molybdenum metal (or the equivalent of some other product) sold or deemed to be sold from the Mt. Hope Project; (ii) 3.5% if the average gross level of products sold is equal to or lower than $12.00 per pound; (iii) 4.5% if the average gross level of products sold is higher than $12.00 per pound, but equal to or lower than $15 per pound, and (iv) 5% if the average gross level of products sold is higher than $15 per pound (the “Production Royalties”). Additionally, Eureka Moly is obligated to pay Exxon Mineral Company a 1% net smelter royalty on all production.

The Mt. Hope Lease requires a royalty advance (the “Construction Royalty Advance”) of the greater of $2.5 million or 3% of the construction capital cost estimate upon the earliest of Eureka Moly securing project financing in sufficient amounts to develop and put the Mt. Hope Project into operation at an annual production level of at least 10 million pounds or October 19, 2008.

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

Once the Construction Royalty Advance has been paid in full, Eureka Moly is obligated to pay an advance royalty (the “Annual Advance Royalty”) each October 19 thereafter in the amount of $0.5 million per year. The Construction Royalty Advance and the Annual Advance Royalty are collectively referred to as the “Advance Royalties”. All Advance Royalties are credited against the Production Royalties once the mine has achieved commercial production. The Deferral Fees are not recoverable against Production Royalties.

Eureka Moly is obligated to pay the Construction Royalty Advance each time capital is raised for the Mt. Hope Project. Based on the current estimate of raising capital and developing and operating the mine, we believe Eureka Moly’s contractual obligations under the Mt. Hope Lease will be as shown in the following table (in thousands). This estimate is based on our current estimates of the timing of securing project financing and construction capital costs. The amounts shown are the total amounts (in thousands) remaining at March 31, 2008 under the contracts to Eureka Moly. Through March 31, 2008, we have advanced a total of $2.0 million.

Year	Deferral Fees	Advance Royalties	Total
2008	$350	$1,320	$1,670
2009	—	18,200	18,200
2010	—	500	500
2011	—	—	—
Thereafter (1)	—	—	—
Total	$350	$20,020	$20,370

(1)
After the first full year of production, Eureka Moly estimates that the Production Royalties will be in excess of the Annual Advance Royalties for the life of the project and, further, the Construction Royalty Advance will be fully recovered (credited against MHMI Production Royalties) by the end of 2012.

Deposits on property, plant and equipment

As a continuing part of the development of the Mt. Hope Project, Eureka Moly has begun to place orders for mining and milling equipment that must be built to the mine’s specifications and requires a long lead time for engineering and manufacturing. Contractual commitments for long lead items require progress payments during the engineering and construction of the equipment and have cancellation penalties in the event Eureka Moly cancels the contract.

In September and October 2007, we entered into three contracts to purchase a primary crusher, a semi-autogenous mill, two ball mills and various motors for the mills. Additionally, in February 2008, we entered into a contract to purchase two electric shovels. At March 31, 2008 and December 31, 2007, $7.8 million and $0.5 million, respectively, had been paid under the contracts and at March 31, 2008 Eureka Moly has committed to the following additional amounts under the contracts by year (in thousands). The amounts shown are the total amounts under the contracts to Eureka Moly.

Year	Total
2008 (remainder)	$24,457
2009	62,077
2010	1,009
Total	$87,543

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References made in this Quarterly Report of Form 10-Q to “we,” “our,” “us,” the “Company,” or “GMI” refer to General Moly, Inc.

The following discussion and analysis of our financial condition and results of operations constitutes management’s review of the factors that affected our financial and operating performance for the three months ended March 31, 2008 and 2007. This discussion should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report and in our Annual Report on Form 10-KSB, for the year ended December 31, 2007.

Overview

We are a development stage company and are currently proceeding with the development of the Mt. Hope Project. We are also conducting exploration and evaluation activities on our Liberty Property.

On October 4, 2007, our Board of Directors approved the development of the Mt. Hope Project as contemplated in the Bankable Feasibility Study. The development of the Mt. Hope Project has an estimated total capital requirement of approximately $1.0 billion comprised of initial construction cost in excess of $850.0 million (in 2007 dollars); $53.0 million in cash bonding requirements; $22.0 million in Advance Royalty Payments; and amounts necessary for financing costs and working capital. The accuracy of the estimate is considered to be plus or minus 15%. Such capital requirements are based on management’s estimates based on the Bankable Feasibility Study and other available information, and are subject to change, which changes could be material.

Effective as of January 1, 2008, we contributed all of our interest in the assets related to the Mt. Hope Project, including the Mt. Hope Lease, to Eureka Moly and in February 2008 (the “Closing Date”)  entered into the Mt. Hope Project joint venture with POS-Minerals (the “Joint Venture”). Under the terms of the Joint Venture, POS-Minerals owns a 20% interest in Eureka Moly and General Moly, through a subsidiary, owns an 80% interest. While these ownership interests and/or required contributions can change based on the failure of GMI to satisfy certain specified conditions, including the receipt of the necessary permits to develop and operate the Mt. Hope Project by December 31, 2009, failure to achieve production by December 31, 2011 for reasons other than force majeure, or non-payment of amounts due under the Joint Venture by either party, we expect the interests to remain as they are now through the life of the project and the contributions to be received in the amounts that follow.

Pursuant to the terms of the Joint Venture, POS-Minerals agreed to make cash contributions to The Joint Venture in the aggregate amount of $170.0 million in exchange for their 20% interest, of which $50.0 million was received in February 2008, $50.0 million is to be received in July 2008 (the “February 2008 and the July 2008 Contributions”), and the remaining $70.0 million is to be received once the Mt. Hope Project receives the necessary permits to develop and operate the project (the “POS-Minerals Third Contribution Date”). These initial funds are available to fund the Mt. Hope Project development costs incurred subsequent to the Closing Date. Additionally, in May 2008, GMI will pay to POS-Minerals an estimated $2.8 million as a final purchase price adjustment based on the terms of the Joint Venture related to the difference in the budgeted versus actual expenditures of the Mt. Hope Project prior to the Closing Date.

We are required, pursuant to the Joint Venture, to advance funds in excess of the February 2008 and July 2008 Contributions required for the development of the Mt. Hope Project until the POS-Minerals Third Contribution Date at which point POS-Minerals is required to reimburse us for their 20% share of all development costs incurred from the Closing Date through the POS-Minerals Third Contribution Date. All amounts incurred subsequent to the POS-Minerals Third Contribution Date will be allocated and funded pro rata based on each party’s ownership interest.

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

We do not currently have the capital necessary to complete the Mt. Hope Project and, accordingly, plan to raise the capital on an ongoing basis when needed. The receipt of the $50.0 million Joint Venture capital contribution by POS-Minerals in July 2008, existing cash on hand at March 31, 2008, and $8.4 million received in April 2008 from the exercise of outstanding warrants should be sufficient to fund planned operations for the Mt. Hope Project, as well as our other planned operations, through the end of 2008. If we are unable to raise sufficient quantities of capital when needed, it will be necessary to develop alternative plans that could delay the development and completion of the Mt. Hope Project. There is no assurance that we will be able to obtain the necessary financing for the Mt. Hope Project on customary or favorable terms, or at all.

We will also require additional capital to continue the exploration and evaluation of the Liberty Property, as well as continue payment of ongoing general, administrative and operations costs associated with supporting our planned operations.

Liquidity and Capital Resources

We have limited capital resources and thus have had to rely upon the sale of equity securities and the formation of a joint venture for the cash required for exploration and development purposes, for mineral property acquisitions and to fund our general and administration costs. Since we do not expect to generate any revenues until the Mt. Hope Project begins production, we will rely on the sale of our equity and debt securities, bank financing and joint venture arrangements to raise capital. There can be no assurance that financing will be available to us in the amount required at any particular time or for any period or, if available, that it can be obtained on terms satisfactory to us.

Our cash balance at March 31, 2008 was $79.3 million compared to $78.4 million at December 31, 2007. Additionally we have $39.5 million of funds from POS-Minerals’ initial contribution in February that have not yet been spent in the continuing development of the Mt. Hope Project and are shown as restricted cash. The restricted cash is available for the continuing development of the Mt. Hope Project.

Total assets as at March 31, 2008 were $168.6 million compared to $110.3 million as of December 31, 2007. These increases were due primarily to the receipt of $50.0 million from POS-Minerals in February 2008 pursuant to the Joint Venture, and proceeds from exercises of warrants and options totaling $11.6 million offset by expenditures for continuing exploration and evaluation of our Liberty Property, plus expenditures for our general and administrative costs.

As discussed above, in addition to the $50.0 million we received from POS-Minerals in February 2008, we are scheduled to receive an additional $50.0 million in July 2008, and $70.0 million at the time Eureka Moly receives the necessary permits to develop and operate the Mt. Hope Project (including the record of decision for the Mt. Hope Project), which is expected in mid-2009. Additionally, POS-Minerals will fund approximately $65.0 million on the POS-Minerals Third Contribution Date, which represents POS-Minerals’ share of the anticipated project costs from January 1, 2008 through the POS-Minerals Third Contribution Date.

We believe the cash on hand at March 31, 2008 (including the cash restricted for use in the Joint Venture), the expected receipt of $50.0 million from POS-Minerals in July 2008, and $8.4 million received in April 2008 from the exercise of outstanding warrants will be sufficient to fund our joint venture development, exploration, evaluation and operating activities, as well as our other planned operations, through the end of the year ending December 31, 2008.

As discussed above in the overview section, we will require, and continue to require additional funds on an ongoing basis until we have completed the development of the Mt. Hope Project and profitable producing operations are achieved at the Mt. Hope Project. There is no assurance that we will be able to obtain the necessary financing for the Mt. Hope Project on customary terms, or at all.

Results of Operations

For the three months ended March 31, 2008 we had a net loss of $5.2 million compared with a net loss of $9.1 million in the same period for 2007.

For the three months ended March 31, 2008 and March 31, 2007, exploration and evaluation expenses were $2.5 million and $3.8 million, respectively. During the three months ended March 31, 2007 both our Mt. Hope Project and our Liberty Property were in the exploration and evaluation stage. In October 2007 the Mt. Hope Project advanced to the development stage. For the three months ended March 31, 2008 exploration and evaluation costs were incurred on the Liberty Property as we progressed to the completion of a pre-feasibility study on the Liberty Property that was completed in April 2008.

For the three months ended March 31, 2008 and March 31, 2007, general and administration expenses were $3.2 million and $5.4 million, respectively. During the three months ended March 31, 2008 and March 31, 2007 we incurred $.9 million and $3.1 million, respectively, in non-cash equity compensation for management and directors. The amounts in 2007 were significantly higher than in 2008 as a greater amount of equity compensation was incurred during the first quarter of 2007 as we added new Officers and Directors as part of a reorganization and expansion of the executive team compared with the same period in 2008. The cash portion of our general and administrative expense was approximately the same in both periods.

Interest income was $.5 million for the three months ended March 31, 2008 compared with $.2 million for the same period in 2007 as a result of higher cash balances in 2008.

Changes in Accounting Policies

We did not change our accounting policies during the three months ended March 31, 2008.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

We are a development stage company in the business of the exploration, development and mining of properties primarily containing molybdenum. As a result, upon commencement of production, estimated to begin at the Mt. Hope Project in late 2010, our financial performance could be materially affected by fluctuations in the market price of molybdenum and other metals we mine. The market prices of specialty, base and precious metals, such as molybdenum, copper, gold and silver, can fluctuate widely due to number factors. These factors include fluctuations with respect to the rate of inflation, the exchange rates of the US dollar and other currencies, interest rates, global or regional political and economic conditions and banking crises, global and regional demand, production costs in major molybdenum producing areas, and investor sentiment.

In order to better manage commodity price risk and to seek to reduce the impact of fluctuations in prices, we will seek to enter into long term supply contracts. On December 28, 2007, we entered into a molybdenum supply agreement with ArcelorMittal that provides for ArcelorMittal to purchase 6.5 million pounds of per year, plus or minus 10%, once the Mt. Hope Project commences commercial operations. The supply agreement provides for a floor price along with a discount for spot prices above the floor price and expires five years after the commencement of commercial production at the Mt. Hope Project.

While we have not used derivative financial instruments in the past, we may elect to enter into derivative financial instruments to manage commodity price risk. We have not entered into any market risk sensitive instruments for trading or speculative purposes and do not expect to enter into derivative or other financial instruments for trading or speculative purposes.

Interest Rate Risk

As of March 31, 2008, we had a balance of cash and cash equivalents and restricted cash of $118.8 million. If and to the extent that these funds were invested in interest bearing instruments during the entire three month period ended March 31, 2008, a hypothetical 1% point decrease in the rate of interest earned on these funds would affect our income for the three month period ended March 31, 2008 by approximately $0.3 million.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, our management concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved from time to time in litigation incidental to our business. We believe that the outcome of current litigation is not expected to have a material adverse effect on our results of operations or financial condition.

ITEM 1A. RISK FACTORS.

Our Annual Report on Form 10-KSB for the year ended December 31, 2007, including the discussion under the heading “Risk Factors” therein, and this report describe risks that may materially and adversely affect our business, results of operations or financial condition. The risks described in our Annual Report on Form 10-KSB and this report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operations.

Special Note Regarding Forward-Looking Statements

Certain statements in this report may constitute forward-looking statements, which involve known and unknown risks, uncertainties and other factors, which may cause actual results, performance or achievements of our Company, the Mt. Hope Project, Liberty Property and our other projects, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. We use the words “may,” “will,” “believe,” “expect,” “anticipate,” “intend,” “future,” “plan,” “estimate,” “potential,” and other similar expressions to identify forward-looking statements. These forward-looking statements are subject to a number of risks, uncertainties and assumptions that could cause actual results to differ materially from those in the forward looking statements. Such risks, uncertainties and assumptions are described in the “Risk Factors” section included in our Annual Report on Form 10-KSB for the year ended December 31, 2007 and this report, and include, among other things:

•	our dependence on the success of the Mt. Hope Project;
•	the ability to obtain all required permits and approvals for the Mt. Hope Project and the Liberty Property;
•	issues related to the management of the Mt. Hope Project pursuant to the Mt. Hope Joint Venture;
•	risks related to the failure of POS-Minerals to make contributions pursuant to the Mt. Hope Joint Venture;
•	fluctuations in the market price of, and demand for, molybdenum and other metals;
•	the estimation and realization of mineral reserves, if any;
•	the timing of exploration, development and production activities and estimated future production, if any;
•	estimates related to costs of production, capital, operating and exploration expenditures;
•	requirements for additional capital and the possible sources of such capital;
•	government regulation of mining operations, environmental conditions and risks, reclamation and rehabilitation expenses;
•	title disputes or claims; and
•	limitations of insurance coverage.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

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

4.7†	Securities Purchase Agreement, dated March 28, 2007, for the private placement completed in April 2007 (Filed as Exhibit 4.5 to our Registration Statement on Form S-3 filed on May 14, 2007.)
4.8†	Form of Warrant Agreement for the private placement completed in April 2007 (Filed as Exhibit 4.6 to our Registration Statement on Form S-3 filed on May 14, 2007.)
10.20	Contribution Agreement between Nevada Moly, LLC, a wholly-owned subsidiary of the Company (“Nevada Moly”), Eureka Moly, LLC, and POS-Minerals Corporation
10.21	Amended and Restated Limited Liability Company Agreement of Eureka Moly, LLC
10.22	Guarantee and Indemnity Agreement, dated February 26, 2008, by POSCO Canada Ltd., in favor of Nevada Moly, LLC and the Company.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Previously filed as indicated and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 7, 2008

GENERAL MOLY, INC.

By:  /s/ David A. Chaput

David A. Chaput
Chief Financial Officer and Duly Authorized Officer