Form 10-Q
period 2008-06-30
General Moly, Inc
filed 2008-08-04
CIK 1275229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

The number of shares outstanding of registrant’s common stock as of July 29, 2008 was 71,274,805.

PART I - FINANCIAL INFORMATION

ITEM 1.                  FINANCIAL STATEMENTS

GENERAL MOLY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited - Dollars in thousands except per share amounts)

	June 30, 2008	December 31, 2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$83,745	$78,371
Restricted cash – Eureka Moly, LLC	73,621	—
Deposits, prepaid expenses and other current assets	193	360
Total Current Assets	157,559	78,731
Mining properties, land and water rights	48,110	29,578
Deposits on property, plant and equipment	19,864	490
Restricted cash held for reclamation bonds	1,128	777
Property and equipment, net	596	711
Other assets	2,994	—
TOTAL ASSETS	$230,251	$110,287

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$10,582	$7,457
Payable to POS-Minerals	2,994	—
Provision for post closure reclamation and remediation costs	90	90
Current portion of long term debt	75	62
Total Current Liabilities	13,741	7,609
Provision for post closure reclamation and remediation costs, net of current portion	510	422
Long term debt, net of current portion	140	151
Total Liabilities	14,391	8,182

COMMITMENTS AND CONTINGENCIES – NOTE 9	—	—

MINORITY INTEREST	100,000	—

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized, 71,104,916 and 66,131,384 shares issued and outstanding, respectively	71	66
Additional paid-in capital	182,646	159,828
Accumulated deficit before exploration stage	(213)	(213)
Accumulated deficit during exploration and development stage	(66,644)	(57,576)
Total Stockholders’ Equity	115,860	102,105
TOTAL LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY	$230,251	$110,287

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL MOLY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited - In thousands, except per share amounts)

	Three Months Ended		Six Months Ended		January 1, 2002 (Inception of Exploration Stage) to
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007	June 30, 2008

REVENUES	$—	$—	$—	$—	$—
OPERATING EXPENSES:
Exploration and evaluation	1,662	6,313	4,187	10,155	35,222
General and administrative expense	2,690	3,533	5,914	8,932	34,760
TOTAL OPERATING EXPENSES	4,352	9,846	10,101	19,087	69,982
LOSS FROM OPERATIONS	(4,352)	(9,846)	(10,101)	(19,087)	(69,982)
OTHER INCOME
Interest and dividend income	503	361	1,033	529	3,273
Realized gains	—	—	—	—	65
TOTAL OTHER INCOME	503	361	1,033	529	3,338
LOSS BEFORE TAXES	(3,849)	(9,485)	(9,068)	(18,558)	(66,644)
INCOME TAXES	—	—	—	—	—
NET LOSS	$(3,849)	$(9,485)	$(9,068)	$(18,558)	$(66,644)
BASIC AND DILUTED LOSS PER SHARE OF COMMON STOCK	$(0.05)	$(0.18)	$(0.13)	$(0.38)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING BASIC	70,957	53,642	68,805	48,767

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL MOLY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited – In thousands)

	Six Months Ended		1-Jan-02 (Inception of Exploration Stage) to June 30,
	June 30, 2008	June 30, 2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,068)	$(18,558)	$(66,644)
Adjustments to reconcile net loss to net cash used by operating activities:
Services and expenses paid with common stock	—	304	1,990
Depreciation and amortization	149	76	407
Equity compensation for management and directors	1,580	4,519	11,107
Decrease (increase) in deposits, prepaid expenses and other	301	(151)	(101)
Increase in accounts payable and accrued liabilities	3,125	1,971	10,559
Increase in post closure reclamation and remediation costs	88	220	391
Net cash used by operating activities	(3,825)	(11,619)	(42,291)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for the purchase of equipment	(168)	(480)	(1,011)
Purchase of securities	—	—	(137)
Purchase and development of mining properties, land and water rights	(17,461)	(8,475)	(43,826)
Deposits on property, plant and equipment	(19,374)	—	(19,864)
Decrease (increase) in restricted cash held for reclamation bonds	(351)	(84)	(637)
Cash provided by sale of marketable securities	—	—	246
Net cash used by investing activities	(37,354)	(9,039)	(65,229)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock, net of issuance costs	20,172	30,264	164,702
Cash proceeds from POS-Minerals Corporation	100,000	—	100,000
(Increase) in restricted cash – Eureka Moly, LLC	(73,621)	—	(73,621)
Net increase in debt	2	49	138
Net cash provided by financing activities	46,553	30,313	191,219
Net increase in cash and cash equivalents	5,374	9,655	83,699
Cash and cash equivalents, beginning of period	78,371	17,882	46
Cash and cash equivalents, end of period	$83,745	$27,537	$83,745

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Equity compensation capitalized as development	$1,071	$—	$2,875
Restricted cash held for reclamation bond acquired in an acquisition	—	491	491
Post closure reclamation and remediation costs and accounts payable assumed in an acquisition	—	263	263
Common stock and warrants issued for property and equipment	—	826	1,586

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL MOLY, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — DESCRIPTION OF BUSINESS

General Moly, Inc. (“we,” “us,” “our,” “the Company,” or “General Moly,”) is a Delaware corporation originally incorporated as General Mines Corporation on November 23, 1925.  In 1966, the Company amended its articles of incorporation to change its name to Idaho General Petroleum and Mines Corporation, and amended its articles again in 1967, changing its name to Idaho General Mines, Inc. On October 5, 2007, we reincorporated in the State of Delaware (the “Reincorporation”) through a merger involving Idaho General Mines, Inc. and General Moly, Inc., a Delaware corporation that was a wholly owned subsidiary of Idaho General Mines, Inc. The Reincorporation was effected by merging Idaho General Mines, Inc. with and into General Moly, with General Moly being the surviving entity.  For purposes of the Company’s reporting status with the U.S. Securities and Exchange Commission, General Moly is deemed a successor to Idaho General Mines, Inc.

We were in the exploration stage until October 4, 2007 when our Board of Directors (the “Board”) approved the development of the Mt. Hope molybdenum property (the “Mt. Hope Project”) in Eureka County, Nevada.  The Company is now in the development stage and is currently proceeding with the development of the Mt. Hope Project.  We are also conducting exploration and evaluation activities on our Liberty molybdenum property (the “Liberty Property” formerly referred to as the “Hall-Tonopah Property”) in Nye County, Nevada.

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

Certain amounts for the three and six months ended June 30, 2007 have been reclassified to conform to the 2008 presentation.

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

At June 30, 2008, the Company has completed basic engineering of the Mt. Hope Project and has placed approximately $215.8 million in equipment orders.  Given that the level of engineering for the Mt. Hope Project has advanced to over 25% design completion and that the Bankable Feasibility Study is approximately one year old, the Company has requested that M3 Engineering & Technology Corporation provide the Company with an updated capital cost estimate.  The Company will complete an evaluation of the estimate and examine the Mt. Hope Project’s economics, including molybdenum prices, capital, cash bonding requirements and operating costs.  Although our equipment orders that have been placed are at prices consistent with the Bankable Feasibility Study, we expect to see escalation in the remainder of the construction cost estimate related to steel, concrete and other construction materials, construction labor and fuel price increases (which will affect freight costs to deliver equipment and pre-stripping costs).  Higher energy prices will also impact our production costs.  We will also update the project economics with our updated molybdenum price forecast, prepared by the same independent commodities research company (the CPM Group) used for the Bankable Feasibility Study, which forecasts higher molybdenum prices in the longer term.  We currently anticipate publishing an updated evaluation of the Mt. Hope Project economics during the third quarter of 2008.

In February 2008, we entered into the Joint Venture, the terms of which reduced our funding requirements for the Mt. Hope Project by up to 20% and will provide up to $170.0 million for use in funding our remaining 80% share.  Of the $170.0 million, $50.0 million was received in February 2008, $50.0 million was received in June 2008, and the remaining $70.0 million is to be received once the Mt. Hope Project receives the necessary permits to develop and operate the Mt. Hope Project (the “POS-Minerals Third Contribution Date”).

Additional capital will be required through the commencement of Mt. Hope processing which is estimated to begin in late 2010.  Our ability to develop the project on time and on budget is dependent on, among other things, the permitting process and our ability to raise the necessary capital to fund the Mt. Hope Project both in sufficient amount and in a timely manner.  Additionally, if the currently estimated costs of the Mt. Hope Project are exceeded we will need to raise additional capital to fund such overruns.

We do not currently have the capital necessary to complete the Mt. Hope Project and, accordingly, plan to raise the capital on an ongoing basis when needed.  The Company is currently, and will on an ongoing basis be, pursuing the most efficient sources of funding for the project including, but not limited to, the bank project finance markets and the high yield capital debt markets.  Our existing cash on hand at June 30, 2008 should be sufficient to fund planned operations for the Mt. Hope Project, as well as our other planned operations into 2009.  If we are unable to raise capital when needed, it will be necessary to develop alternative plans that could delay the development and completion of the Mt. Hope Project.  There is no assurance that we will be able to obtain the necessary financing for the Mt. Hope Project on terms acceptable to us, or at all.

We also require capital to continue the exploration and evaluation of the Liberty Property, as well as continue payment of ongoing general and administrative costs associated with supporting our planned operations.

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the financial statements.  The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity.  These accounting policies conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”) and have been consistently applied in the preparation of the financial statements.

Accounting Method

Our financial statements are prepared using the accrual basis of accounting in accordance with U.S. GAAP.  At December 31, 2007, all of our subsidiaries were wholly owned.  In February 2008, we entered into the Joint Venture which establishes our ownership interest in Eureka Moly at 80%.  At June 30, 2008, the consolidated financial statements include all of our wholly owned subsidiaries and Eureka Moly.  The POS-Minerals contributions attributable to their 20% interest are shown as Minority Interest in the financial statements.

Estimates

The process of preparing financial statements requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses.  Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements.  Accordingly, upon settlement, actual results may differ from estimated amounts.

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less to be cash equivalents.  The restricted cash of Eureka Moly represents the unspent amount of the POS-Minerals contributions, which are available for the continuing development of the Mt. Hope Project.

Exploration and Development Stage Activities

We were in the exploration stage from January 2002 until October 4, 2007.  On October 4, 2007, our Board approved the development of the Mt. Hope Project as contemplated in the Bankable Feasibility Study and we then entered into the Development Stage.  We have not realized any revenue from operations.  We will be primarily engaged in development of the Mt. Hope Project and exploration and evaluation of the Liberty Property until we enter the production stage.

Fair Value of Financial Instruments

Our financial instruments as defined by Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” include cash, restricted cash, accounts payable and accrued liabilities.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at June 30, 2008 and December 31, 2007.

Basic and Diluted Loss Per Share

Loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period.  The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  Outstanding warrants to purchase 7,560,434 and 12,705,445 shares of common stock, options to purchase 4,267,500 and 4,442,500 shares of common stock and unvested stock awards totaling 255,000 and 370,000 at June 30, 2008 and 2007, respectively, were not included in the computation of diluted earnings per share for the three and six months ended June 30, 2008 and 2007, respectively, because to do so would have been antidilutive.  Therefore, basic loss per share is the same as diluted loss per share.  Diluted net loss per share for us is the same as basic net loss per share, as the inclusion of these common stock equivalents would be antidilutive.

Mineral Exploration and Development Costs

All exploration expenditures are expensed as incurred.  Significant property acquisition payments for active exploration properties are capitalized.  If no economic ore body is discovered, previously capitalized costs, in excess of the property value, are expensed in the period the property is abandoned.  Expenditures to develop new mines, to define further mineralization in existing ore bodies, and to expand the capacity of operating mines, are capitalized and amortized on a units-of-production basis over proven and probable reserves.

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

Reclamation and Remediation

Expenditures for ongoing compliance with environmental regulations that relate to current operations are expensed or capitalized as appropriate.  Expenditures resulting from the remediation of existing conditions caused by past operations that do not contribute to future revenue generations are expensed as incurred.  Liabilities are recognized when environmental assessments indicate that remediation efforts are probable and the costs can be reasonably estimated.

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

Accounting Pronouncements—Recent

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 were adopted on January 1, 2008. In February 2008, the FASB staff issued Staff Position No. 157-2 “Effective Date of FASB Statement No. 157” which delayed the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities which will be effective for our fiscal year beginning January 1, 2009.

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

Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical unrestricted assets or liabilities.

Level 2 – Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability.

Level 3 – Prices or valuation techniques that require inputs that are both significant to fair value measurement and unobservable (supported by little or no market activity).

The Company’s cash, restricted cash, and cash equivalents are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices.  The cash instruments that are valued based on quoted market prices in active markets are primarily money market securities.

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

The Mt. Hope Project.  We are currently in the process of developing the Mt. Hope Project.  From November 2004 to January 2008, we owned the rights to 100% of the Mt. Hope Project.  In February 2008, we entered into the Joint Venture with POS-Minerals and we now own 80% of the Mt. Hope Project and POS-Minerals owns the remaining 20%.  While these ownership interests and/or the required contributions under the Joint Venture can change based on our failure to satisfy specified conditions, including the receipt of the necessary operating permits by December 31, 2009, failure to achieve production by December 31, 2011 for reasons other than force majeure, or non-payment of amounts due under the Joint Venture by either party, we expect the ownership interests in the Joint Venture to remain as they are now through the life of the project and the contributions to be received in the amounts that follow.

Pursuant to the terms of the Joint Venture, POS-Minerals agreed to make cash contributions to the Joint Venture in the aggregate amount of $170.0 million in exchange for their 20% interest, of which $50.0 million was received in February 2008, $50.0 million was received in June 2008 (the “February 2008 and June 2008 Contributions”), and the remaining $70.0 million is to be received on the POS-Minerals Third Contribution Date.  These initial funds are available to fund the Mt. Hope Project development costs incurred subsequent to the Closing Date.  Additionally, in third quarter of 2008, we will pay to POS-Minerals an estimated $3.0 million as a final purchase price adjustment based on the terms of the Joint Venture related to the difference in the budgeted versus actual expenditures of the Mt. Hope Project prior to the Closing Date.

We are required, pursuant to the terms of the Joint Venture, to advance funds required for the development of the Mt. Hope Project in excess of the February 2008 and June 2008 Contributions until the POS-Minerals Third Contribution Date, at which point POS-Minerals is required to reimburse us for their 20% share of all development costs incurred from January 1, 2008 through the POS-Minerals Third Contribution Date.  All costs incurred subsequent to the POS-Minerals Third Contribution Date will be allocated and funded pro rata based on each party’s ownership interest.

The Liberty Property.  We are currently in the process of exploration and evaluation of the Liberty Property.

Summary.  The following is a summary of mining properties, land and water rights at June 30, 2008 and December 31, 2007 (in thousands):

Mining properties, land and water rights:	At June 30, 2008	At December 31, 2007
Mt. Hope Project:
Development costs	$25,180	$7,989
Mineral, land and water rights	10,253	9,792
Advance Royalties	1,980	1,100
Total Mt. Hope Project	37,413	18,881
Total Liberty Property	9,808	9,808
Other Properties	889	889
Total	$48,110	$29,578

NOTE 5 — COMMON STOCK UNITS, COMMON STOCK AND COMMON STOCK WARRANTS

Six Months ended June 30, 2008

During the six months ended June 30, 2008, we had the following issuances of common stock.  We issued 125,930 and 92,654 shares of common stock upon the cashless exercise of warrants and options, respectively.  Warrants and options in the amount of 4,332,522 and 135,000, respectively, were exercised for cash in the amount of $19.9 million and $0.3 million, respectively.

The following is a summary of common stock warrant activity from January 1, 2007 through the six months ended June 30, 2008:

Description	Number of Shares Under Warrants	Exercise Price
Balance at January 1, 2007	12,217,675	$0.80 to $3.75
Issued in connection with private placements and other	3,676,471	$5.20
Issued as finders fee	1,000,000	$10.00
Exercised for cash	(4,261,689)	$0.80 to $3.75
Exercised in cashless exchange	(542,000)	$1.00 to $3.75
Expired	(10,000)	$1.00
Balance at December 31, 2007	12,080,457	$0.80 to $10.00
Exercised for cash	(4,332,523)	$0.80 to $5.20
Exercised in cashless exchange	(187,500)	$3.75
Balance at June 30, 2008	7,560,434	$2.10 to $10.00
Weighted average exercise price	$4.56

Of the warrants outstanding at June 30, 2008, 6,485,434 are exercisable at $3.75 per warrant and expire February 2011; 1,000,000 are exercisable at $10.00 per share and are expected to expire in 2010 and the remaining 75,000 are exercisable at $2.10 per share and expire in August 2008.

NOTE 6 — PREFERRED STOCK

Pursuant to our Certificate of Incorporation we are authorized to issue 10,000,000 shares of $.001 per share par value preferred stock.  The authorized but unissued shares of preferred stock may be issued in designated series from time to time by one or more resolutions adopted by our board of directors.  The directors have the power to determine the preferences, limitations and relative rights of each series of preferred stock.  At December 31, 2007 and June 30, 2008, no shares of preferred stock were issued or outstanding.

NOTE 7 — COMMON STOCK OPTIONS

During 2006, our board of directors and stockholders adopted the Company 2006 Equity Incentive Plan (the “2006 Plan”).  In October 2007, our stockholders approved an amendment to the 2006 Plan increasing the amount of shares that may be issued under the 2006 Plan from 3,500,000 to 5,100,000.  During 2004, our board of directors and stockholders adopted the Company 2003 Stock Option Plan (the “2003 Plan” and together with the 2006 Plan, the “Plans”).  The purpose of the Plans is to give us greater ability to attract, retain, and motivate our officers and key employees.  The Plans are intended to provide us with the ability to provide incentives more directly linked to the success of our business and increases in stockholder value.

Under the 2006 Plan, our board of directors is authorized to grant incentive stock options (“ISOs”) to employees (pursuant to Internal Revenue Code 422), non-statutory stock options, restricted stock awards, restricted stock units and stock appreciation rights.  The aggregate number of shares of common stock that may be issued pursuant to awards granted under the 2006 Plan will not exceed 5,100,000, plus the number of shares that are ungranted and those that are subject to reversion under the 2003 Plan.  As of June 30, 2008, the maximum number of shares available for issuance under the 2003 Plan was 360,000 shares.  Shares under the 2003 Plan that become eligible for awards under the 2006 Plan may not be granted again under the 2003 Plan.

During the six months ended June 30, 2008, we granted 465,000 options under the 2006 Plan with an exercise price ranging from $7.80 to $11.45 with vesting at various dates through 2011.  These options were granted to officers and employees of the Company.  The fair value of each option is estimated on the issue date using the Black-Scholes Option Price Calculation.  The following assumptions were made in estimating the fair value:  risk free interest of 1.7% to 3.5%; volatility of 85% to 90%; dividend rate of 0%; and expected life of from 3.5 to 5.5 years.  The total value of options awarded during the six months ended June 30, 2008 was calculated at $2.9 million.  Expense was recorded of $1.6 million and $1.1 million was capitalized as part of development costs for the options which were earned during the six months ended.

The following is a summary of our stock option plans as of June 30, 2008:

Compensation Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans not approved by security holders	1,142,500	$1.44	n/a
Equity compensation plans approved by security holders:
2006 Plan	3,065,000	5.85	971,038	(1)
2003 Plan	60,000	2.10	360,000
Total	4,267,500	$4.62	1,331,038

(1)

The aggregate number of shares of common stock that may be issued pursuant to awards granted under the 2006 Plan will not exceed 5,100,000, plus the number of shares that are ungranted and those that are subject to reversion under 2003 Plan.  Shares under the 2003 Plan that become eligible for awards under the 2006 Plan may not be granted again under the 2003 Plan.

The following is a summary of stock option activity in 2007 and for the six months ended June 30, 2008:

Description	Number of Shares Under Options	Weighted Average Exercise Price
Outstanding January 1, 2007	3,650,000	$1.48
Granted	2,730,000	5.21
Exercised	(2,170,833)	1.54
Forfeited	(91,667)	2.56
Expired	(50,000)	3.20
Outstanding December 31, 2007	4,067,500	$3.91
Exercisable at December 31, 2007	2,350,832	$2.38
Weighted Average Fair Value Granted During 2007	$2.77
Outstanding January 1, 2008	4,067,500	$3.91
Granted	465,000	9.21
Forfeited	(30,000)	4.05
Exercised	(235,000)	1.53
Outstanding June 30, 2008	4,267,500	$4.62
Exercisable at June 30, 2008	2,797,498	$2.99
Weighted Average Fair Value Granted During 2008	$6.17

Stock Awards under the 2006 Plan

During the year ended December 31, 2007, we issued 250,000 shares of common stock to an officer of the Company that were earned based on achieving certain performance based milestones.  Additionally, during the year ended December 31, 2007, we reserved for issuance 535,000 shares of non-vested common stock for officers and employees of the Company of which 280,000 were issued upon achievement of certain performance based milestones in the six months ended June 30, 2008 and the remaining 255,000 will vest and be issued based on the achievement of certain performance based milestones established for each person.

During the six months ended June 30, 2008 and the year ended December 31, 2007, we issued 67,296 and 160,000 shares, respectively, to directors that vest over one and two year periods in exchange for services as board members.  During the six months ended June 30, 2008, two of the directors retired, forfeiting a total of 63,334 shares of such stock.  Also during the six months ended June 30, 2008 and the year ended December 31, 2007, we issued 10,000 shares and 5,000 shares, respectively, to retiring board members in exchange for services rendered.

The total value of stock awards granted and expensed during the six months ended June 30, 2008 was $0.8 million and $0.5 million, respectively.  The total value of stock awards granted during the year ended December 31, 2007 was $3.2 million of which $1.9 million was expensed and $1.3 million was capitalized as part of development costs.

NOTE 8 — INCOME TAXES

At June 30, 2008 and December 31, 2007, we had deferred tax assets principally arising from the net operating loss carry forwards for income tax purposes multiplied by an expected rate of 35%.  As our management cannot determine that it is more likely than not that we will realize the benefit of the deferred tax assets, a valuation allowance equal to the deferred tax asset has been established at June 30, 2008 and December 31, 2007.  The significant components of the deferred tax asset at June 30, 2008 and December 31, 2007 were as follows (in thousands):

Description	June 30, 2008	December 31, 2007
Operating loss carry forward	$47,727	$39,755
Unamortized exploration expense	7,682	8,268
Deductible stock based compensation	576	1,914
Net operating loss carry forward	$55,985	$49,937
Deferred tax asset	$19,595	$17,478
Deferred tax asset valuation allowance	$(19,595)	$(17,478)
Net deferred tax asset	$—	$—

At June 30, 2008 and December 31, 2007, we had net operating loss carry forwards of approximately $56.0 million and $49.9 million, respectively, which expire in the years 2022 through 2027.

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

The Mt. Hope Lease requires a royalty advance (the “Construction Royalty Advance”) of the greater of $2.5 million or 3% of the construction capital cost estimate upon the earlier of (i) Eureka Moly securing project financing in sufficient amounts to develop and put the Mt. Hope Project into operation at an annual production level of at least 10 million pounds or (ii) October 19, 2008.

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

Eureka Moly is obligated to pay the Construction Royalty Advance each time capital is raised for the Mt. Hope Project.  Based on the current estimate of raising capital and developing and operating the mine, we believe Eureka Moly’s contractual obligations under the Mt. Hope Lease will be as shown in the following table (in thousands).  This estimate is based on our current estimates of the timing of securing project financing and construction capital costs.  The amounts shown are the total amounts (in thousands) remaining at June 30, 2008 under the contracts to Eureka Moly.  Through June 30, 2008, we have advanced a total of $2.0 million.

Year	Deferral Fees	Advance Royalties	Total
2008 (remainder)	$350	$1,320	$1,670
2009	—	19,300	19,300
2010	—	500	500
2011	—	—	—
Thereafter (1)	—	—	—
Total	$350	$21,120	$21,470

(1)          Based on our current estimates of production and molybdenum prices, after the first full year of production, Eureka Moly estimates that the Production Royalties will be in excess of the Annual Advance Royalties for the life of the project and, further, the Construction Royalty Advance will be fully recovered (credited against MHMI Production Royalties) by the end of 2012.

Deposits on property, plant and equipment

As a continuing part of the development of the Mt. Hope Project, Eureka Moly has begun to place orders for mining and milling equipment that must be built to specification and requires a long lead time for engineering and manufacturing.  Contractual commitments for long lead items require progress payments during the engineering and construction of the equipment and have cancellation penalties in the event Eureka Moly cancels the contract.

In September and October 2007, we entered into contracts to purchase a primary crusher, a semi-autogenous mill, two ball mills and various motors for the mills.  Additionally, during the six months ended June 30, 2008, we entered into contracts to purchase, among other items, two electric shovels, two multi-hearth molybdenum roasters, 16 flotation cells, three blast hole drills and 24 haul trucks.  At June 30, 2008 and December 31, 2007, $19.9 million and $0.5 million, respectively, had been paid under the contracts and at June 30, 2008 Eureka Moly has committed to the following additional amounts under the contracts by year (in thousands).

Year	Total
2008 (remainder)	$22,836
2009	121,980
2010	50,718
Total	$195,534

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References made in this Quarterly Report of Form 10-Q to “we,” “our,” “us,” or the “Company,” refer to General Moly, Inc.

The following discussion and analysis of our financial condition and results of operations constitutes management’s review of the factors that affected our financial and operating performance for the three and six month periods ended June 30, 2008 and 2007.  This discussion should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report and in our Annual Report on Form 10-KSB, for the year ended December 31, 2007.

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

At June 30, 2008, the Company has completed basic engineering of the Mt. Hope Project and has placed approximately $215.8 million in equipment orders.  Given that the level of engineering for the Mt. Hope Project has advanced to over 25% design completion and that the Bankable Feasibility Study is approximately one year old, the Company has requested that M3 Engineering & Technology Corporation provide the Company with an updated capital cost estimate.  The Company will complete an evaluation of the estimate and examine the Mt. Hope Project’s economics, including molybdenum prices, capital, cash bonding requirements and operating costs.  Although our equipment orders that have been placed are at prices consistent with the Bankable Feasibility Study, we expect to see escalation in the remainder of the construction cost estimate related to steel, concrete and other construction materials, construction labor and fuel price increases (which will affect freight costs to deliver equipment and pre-stripping costs).  Higher energy prices will also impact our production costs.  We will also update the project economics with our updated molybdenum price forecast, prepared by the same independent commodities research company (the CPM Group) used for the Bankable Feasibility Study, which forecasts higher molybdenum prices in the longer term.  We currently anticipate publishing an updated estimate of the Mt. Hope Project economics during the third quarter of this year.

Effective as of January 1, 2008, we contributed all of our interest in the assets related to the Mt. Hope Project, including the Mt. Hope Lease, to Eureka Moly and in February 2008 (the “Closing Date”) entered into the Mt. Hope Project joint venture with POS-Minerals (the “Joint Venture”).  Under the terms of the Joint Venture, POS-Minerals owns a 20% interest in Eureka Moly and General Moly, through a subsidiary, owns an 80% interest. While these ownership interests and/or the required contributions under the Joint Venture can change based on our failure to satisfy certain specified conditions, including the receipt of the necessary operating permits by December 31, 2009, failure to achieve production by December 31, 2011 for reasons other than force majeure, or non-payment of amounts due under the Joint Venture by either party, we expect the interests to remain as they are now through the life of the project and the contributions to be received in the amounts that follow.

Pursuant to the terms of the Joint Venture, POS-Minerals agreed to make cash contributions to The Joint Venture in the aggregate amount of $170.0 million in exchange for their 20% interest, of which $50.0 million was received in February 2008, $50.0 million was received in June 2008 (the “February 2008 and the June 2008 Contributions”), and the remaining $70.0 million is to be received once the Mt. Hope Project receives the necessary permits to develop and operate the project (the “POS-Minerals Third Contribution Date”).  These initial funds are available to fund the Mt. Hope Project development costs incurred subsequent to the Closing Date. Additionally, in the third quarter of 2008, we will pay to POS-Minerals an estimated $3.0 million as a final purchase price adjustment based on the terms of the Joint Venture related to the difference in the budgeted versus actual expenditures of the Mt. Hope Project prior to the Closing Date.

We are required, pursuant to the terms of the Joint Venture, to advance funds required for the development of the Mt. Hope Project in excess of the February 2008 and June 2008 Contributions until the POS-Minerals Third Contribution Date at which point POS-Minerals is required to reimburse us for their 20% share of all development costs incurred from the Closing Date through the POS-Minerals Third Contribution Date.  All costs incurred subsequent to the POS-Minerals Third Contribution Date will be allocated and funded pro rata based on each party’s ownership interest.

Additional capital will be required through the commencement of Mt. Hope processing, which is estimated to begin in late 2010.  Our ability to develop the project on time and on budget is dependent on, among other things, the permitting process and our ability to raise the necessary capital to fund the Mt. Hope Project both in sufficient amount and in a timely manner.  Additionally, if the currently estimated costs of the Mt. Hope Project are exceeded we will need to raise additional capital to fund such overruns.

We do not currently have the capital necessary to complete the Mt. Hope Project and, accordingly, plan to raise the capital on an ongoing basis when needed.  The existing cash on hand at June 30, 2008 should be sufficient to fund planned operations for the Mt. Hope Project, as well as our other planned operations into 2009.  If we are unable to raise capital when needed, it will be necessary to develop alternative plans that could delay the development and completion of the Mt. Hope Project.  There is no assurance that we will be able to obtain the necessary financing for the Mt. Hope Project on customary or favorable terms, or at all.

We also require additional capital to continue the exploration and evaluation of the Liberty Property, as well as continue payment of ongoing general and administrative costs associated with supporting our planned operations.

Liquidity and Capital Resources

We have limited capital resources and thus have had to rely upon the sale of equity securities and the formation of a joint venture for the cash required for exploration and development purposes, for mineral property acquisitions and to fund our general and administration costs.  As discussed above in the overview section, we will require, and continue to require additional funds on an ongoing basis until we have completed the development of the Mt. Hope Project and profitable operations are achieved at the Mt. Hope Project.  Since we do not expect to generate any revenues until the Mt. Hope Project begins production, we will continue to rely on the sale of our equity and debt securities, bank financing and joint venture arrangements to raise capital.  There is no assurance that we will be able to obtain the necessary financing in the amount required at any particular time or for any period or, if available, that it can be obtained on terms acceptable to us.

Our cash balance at June 30, 2008 was $83.7 million compared to $78.4 million at December 31, 2007.  Additionally we have $73.6 million of restricted cash that represents the unspent amount of the February 2008 and June 2008 Contributions from POS-Minerals that is available for the continuing development of the Mt. Hope Project.

Total assets as at June 30, 2008 were $230.3 million compared to $110.3 million as of December 31, 2007.  These increases were due primarily to the receipt of a total of $100.0 million from POS-Minerals in the February and June 2008 Contributions, and proceeds from exercises of warrants and options totaling $20.2 million offset by expenditures for continuing exploration and evaluation of our Liberty Property, plus expenditures for our general and administrative costs.

As discussed above, in addition to the $100.0 million we received from POS-Minerals in the February 2008 and June 2008 Contributions, we are scheduled to receive an additional $70.0 million at the time Eureka Moly receives the necessary permits to develop and operate the Mt. Hope Project (including the record of decision for the Mt. Hope Project), which is expected in mid-2009.  Additionally, POS-Minerals will fund approximately $65.0 million on the POS-Minerals Third Contribution Date, which represents POS-Minerals’ share of the anticipated project costs from January 1, 2008 through the POS-Minerals Third Contribution Date.

We believe the cash on hand at June 30, 2008 (including the cash restricted for use in the Joint Venture) will be sufficient to fund our joint venture development, exploration, evaluation and operating activities, as well as our other planned operations, into 2009.

Results of Operations

For the three months ended June 30, 2008 we had a net loss of $3.8 million compared with a net loss of $9.5 million in the same period for 2007.  For the six months ended June 30, 2008 we had a net loss of $9.1 million compared with a net loss of $18.6 million in the same period for 2007.

For the three months ended June 30, 2008 and June 30, 2007, exploration and evaluation expenses were $1.6 million and $6.3 million, respectively.   For the six months ended June 30, 2008 and June 30, 2007, exploration and evaluation expenses were $4.2 million and $10.2 million, respectively.  During the entire six months ended June 30, 2007 both our Mt. Hope Project and our Liberty Property were in the exploration and evaluation stage.  In October 2007 the Mt. Hope Project advanced to the development stage.  For the three and six months ended June 30, 2008 we incurred exploration and evaluation costs on the Liberty Property as we progressed to the completion of a pre-feasibility study on the Liberty Property that was completed in April 2008.

For the three months ended June 30, 2008 and June 30, 2007, general and administrative expenses were $2.7 million and $3.5 million, respectively.  For the six months ended June 30, 2008 and June 30, 2007, general and administrative expenses were $5.9 million and $8.9 million, respectively.  During the three months ended June 30, 2008 and June 30, 2007 we incurred $0.7 million and $1.4 million, respectively and during the six months ended June 30, 2008 and June 30, 2007 we incurred $1.6 million and $4.5 million, respectively, in non-cash equity compensation for management and directors included in the general and administrative expenses above.  The amounts in 2007 were significantly higher than in 2008 as a greater amount of equity compensation was incurred during both the first and second quarters of 2007 as we added new management and directors as part of a reorganization and expansion of the executive team compared with the same period in 2008.  The cash portion of our general and administrative expense was approximately the same in both periods.

Interest income was $0.5 million for the three months ended June 30, 2008 compared with $0.4 million for the same period in 2007 and was $1.0 million for the six months ended June 30, 2008 compared with $0.5 million for the same period in 2007 as a result of higher cash balances in 2008 compared with the corresponding periods in 2007.

Changes in Accounting Policies

We did not change our accounting policies during the six months ended June 30, 2008.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

We are a development stage company in the business of the exploration, development and mining of properties primarily containing molybdenum.  As a result, upon commencement of production, which is estimated to begin at the Mt. Hope Project in late 2010, our financial performance could be materially affected by fluctuations in the market price of molybdenum and other metals we may mine.  The market prices of metals can fluctuate widely due to a number of factors.  These factors include fluctuations with respect to the rate of inflation, the exchange rates of the US dollar and other currencies, interest rates, global or regional political and economic conditions, banking environment, global and regional demand, production costs, and investor sentiment.

In order to better manage commodity price risk and to seek to reduce the negative impact of fluctuations in prices, we will seek to enter into long term supply contracts.  On December 28, 2007, we entered into a molybdenum supply agreement with ArcelorMittal that provides for ArcelorMittal to purchase 6.5 million pounds of molybdenum per year, plus or minus 10%, once the Mt. Hope Project commences commercial operations at minimum specified levels. The supply agreement provides for a floor price along with a discount for spot prices above the floor price and expires five years after the commencement of commercial production at the Mt. Hope Project.  Both the floor and threshold levels at which the percentage discounts change are indexed to a producer price index.

Additionally, on May 14, 2008, we entered into a molybdenum supply agreement with SeAH Besteel Corporation (“SeAH Besteel”), Korea’s largest manufacturer of specialty steels, that provides for SeAH Besteel to purchase 4.0 million pounds of molybdenum per year, plus or minus 10%, once the Mt. Hope Project commences commercial operations at minimum specified levels. Like the ArcelorMittal supply agreement, the supply agreement with SeAH Besteel provides for a floor price along with staged discounts for spot prices above the floor price and expires five years from the date of first supply under the agreement.  Both the floor and threshold levels at which the percentage discounts change are indexed to a producer price index.

While we have not used derivative financial instruments in the past, we may elect to enter into derivative financial instruments to manage commodity price risk.  We have not entered into any market risk sensitive instruments for trading or speculative purposes and do not expect to enter into derivative or other financial instruments for trading or speculative purposes.

Interest Rate Risk

As of June 30, 2008, we had a balance of cash and cash equivalents and restricted cash of $157.4 million.  If and to the extent that these funds were invested in interest bearing instruments during the entire six month period ended June 30, 2008, a hypothetical 1% decrease in the rate of interest earned on these funds would affect our income for the six month period ended June 30, 2008 by approximately $0.8 million.

ITEM 4.	CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the period covered by this Quarterly Report on Form 10-Q to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Special Note Regarding Forward-Looking Statements

Certain statements in this report may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which involve known and unknown risks, uncertainties and other factors, which may cause actual results, performance or achievements of our Company, the Mt. Hope Project, Liberty Property and our other projects, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  We use the words “may,” “will,” “believe,” “expect,” “anticipate,” “intend,” “future,” “plan,” “estimate,” “potential” and other similar expressions to identify forward-looking statements.  These forward-looking statements are subject to a number of risks, uncertainties and assumptions that could cause actual results to differ materially from those in the forward looking statements. Such risks, uncertainties and assumptions are described in the “Risk Factors” section included in our Annual Report on Form 10-KSB for the year ended December 31, 2007 and this report, and include, among other things:

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

We held our Annual Meeting of Stockholders on June 12, 2008 (the “Annual Meeting”) to (1) elect three Class I members to our Board of Directors and (2) ratify the selection of PricewaterhouseCoopers LLP as our independent auditor.

At the time of the record date for our Annual Meeting, April 16, 2008, there were 70,930,195 shares of our common stock outstanding.  At our Annual Meeting, a total of 51,471,449, or approximately 73% of our total outstanding shares, were represented in person or by proxy.

The results of our Annual Meeting were as follows:

(1)           Election of Three Class I Members to our Board of Directors

Our stockholders elected the following three Class I Members to serve as members of our Board of Directors:

Name	Votes Cast For	Votes Withheld
Jean-Pierre M. Ergas	49,716,416	1,755,033
Gary A. Loving	49,703,622	1,767,827
Richard F. Nanna	50,538,973	932,476

(2)           Ratification of the Selection of PricewaterhouseCoopers LLP as our independent auditor

Our stockholders ratified the selection of PricewaterhouseCoopers LLP as our independent auditor by the following vote:

For	51,158,511
Against	254,638
Abstain	58,300
Broker Non-Votes	0

ITEM 5.  OTHER INFORMATION

Effective August 1, 2008, Andrew J. Russell, Vice of President of Project Development, resigned as an employee of the Company pursuant to a Waiver and Release entered into by and between Mr. Russell and the Company (the “Release Agreement”).  The Release Agreement provides, among other things, for Mr. Russell to perform certain transition services for the Company and includes a general release of any claims by Mr. Russell against the Company.

Pursuant to the Release Agreement, the Company is obligated to pay Mr. Russell $100,000 upon the execution of the Release Agreement and fulfillment of certain other conditions.  Subject to the terms and conditions of the Release Agreement, Mr. Russell is also entitled to receive $50,000 within 30 days of the execution of the Release Agreement and another $50,000 on December 31, 2008.

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

4.4†	Securities Purchase Agreement, dated March 28, 2007, for the private placement completed in April 2007 (Filed as Exhibit 4.5 to our Registration Statement on Form S-3 filed on May 14, 2007.)
10.23	Amended and Restated Employment Agreement, dated January 30, 2007, between the Company and Andrew J. Russell (Filed herewith)
10.24	Amendment to Amended and Restated Employment Agreement, dated January 14, 2008, by and between the Company and Andrew J. Russell (Filed herewith)
10.25*	Molybdenum Supply Agreement between the Company and SeAH Besteel Corporation, dated as of May 14, 2008

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Dated: August 4, 2008

GENERAL MOLY, INC.

By:	/s/ David A. Chaput
David A. Chaput
Chief Financial Officer and
Duly Authorized Officer