Form 10-Q
period 2008-09-30
General Moly, Inc
filed 2008-11-03
CIK 1275229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

The number of shares outstanding of registrant’s common stock as of October 27, 2008 was 71,842,646.

PART I - FINANCIAL INFORMATION

ITEM 1.                                                     FINANCIAL STATEMENTS

GENERAL MOLY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited - Dollars in thousands except per share amounts)

	September 30, 2008	December 31, 2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$79,508	$78,371
Restricted cash – Eureka Moly, LLC	41,578	—
Deposits, prepaid expenses and other current assets	441	360
Total Current Assets	121,527	78,731
Mining properties, land and water rights	63,802	29,578
Deposits on property, plant and equipment	23,339	490
Restricted cash held for electricity transmission	12,545	—
Restricted cash held for reclamation bonds	1,132	777
Property and equipment, net	809	711
Other assets	2,994	—
TOTAL ASSETS	$226,148	$110,287

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$10,408	$7,457
Provision for post closure reclamation and remediation costs	90	90
Current portion of long term debt	109	62
Total Current Liabilities	10,607	7,609
Provision for post closure reclamation and remediation costs, net of current portion	641	422
Long term debt, net of current portion	296	151
Total Liabilities	11,544	8,182

COMMITMENTS AND CONTINGENCIES – NOTE 9	—	—

MINORITY INTEREST	100,000	—

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized, 71,509,313 and 66,131,384 shares issued and outstanding, respectively	72	66
Additional paid-in capital	184,147	159,828
Accumulated deficit before exploration stage	(213)	(213)
Accumulated deficit during exploration and development stage	(69,402)	(57,576)
Total Stockholders’ Equity	114,604	102,105
TOTAL LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY	$226,148	$110,287

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL MOLY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited - In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended		January 1, 2002 (Inception of Exploration Stage) to
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007	September 30, 2008

REVENUES	$—	$—	$—	$—	$—
OPERATING EXPENSES:
Exploration and evaluation	1,084	6,028	5,270	16,183	36,305
General and administrative expense	2,204	6,374	8,119	15,306	36,965
TOTAL OPERATING EXPENSES	3,288	12,402	13,389	31,489	73,270
LOSS FROM OPERATIONS	(3,288)	(12,402)	(13,389)	(31,489)	(73,270)
OTHER INCOME
Interest and dividend income	530	346	1,563	875	3,803
Realized gains	—	—	—	—	65
TOTAL OTHER INCOME	530	346	1,563	875	3,868
LOSS BEFORE TAXES	(2,758)	(12,056)	(11,826)	(30,614)	(69,402)
INCOME TAXES	—	—	—	—	—
NET LOSS	$(2,758)	$(12,056)	$(11,826)	$(30,614)	$(69,402)
BASIC AND DILUTED LOSS PER SHARE OF COMMON STOCK	$(0.04)	$(0.22)	$(0.17)	$(0.60)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING BASIC AND DILUTED	71,353	55,979	69,663	51,193

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL MOLY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited – In thousands)

	Nine Months Ended		1-Jan-02 (Inception of Exploration Stage) to
	September 30, 2008	September 30, 2007	September 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,826)	$(30,614)	$(69,402)
Adjustments to reconcile net loss to net cash used by operating activities:
Services and expenses paid with common stock	—	304	1,990
Depreciation and amortization	225	129	483
Equity compensation for employees and directors	2,029	5,546	11,556
Decrease (increase) in deposits, prepaid expenses and other	53	49	(349)
(Increase) in restricted cash held for electricity transmission	(12,545)	—	(12,545)
Increase in accounts payable and accrued liabilities	2,951	7,464	10,385
Increase in post closure reclamation and remediation costs	219	312	522
Net cash used by operating activities	(18,894)	(16,810)	(57,360)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for the purchase of equipment	(457)	(752)	(1,300)
Purchase of securities	—	—	(137)
Purchase and development of mining properties, land and water rights	(32,422)	(8,675)	(58,787)
Deposits on property, plant and equipment	(22,849)	—	(23,339)
Decrease (increase) in restricted cash held for reclamation bonds	(355)	(50)	(641)
Cash provided by sale of marketable securities	—	—	246
Net cash used by investing activities	(56,083)	(9,477)	(83,958)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock, net of issuance costs	20,494	32,485	165,024
Cash proceeds from POS-Minerals Corporation	100,000	—	100,000
Cash paid to POS-Minerals Corporation for purchase price adjustment	(2,994)	—	(2,994)
(Increase) in restricted cash – Eureka Moly, LLC	(41,578)	—	(41,578)
Net increase in debt	192	47	328
Net cash provided by financing activities	76,114	32,532	220,780
Net increase in cash and cash equivalents	1,137	6,245	79,462
Cash and cash equivalents, beginning of period	78,371	17,882	46
Cash and cash equivalents, end of period	$79,508	$24,127	$79,508

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Equity compensation capitalized as development	$1,801	$—	$3,605
Restricted cash held for reclamation bond acquired in an acquisition	—	491	491
Post closure reclamation and remediation costs and accounts payable assumed in an acquisition	—	263	263
Common stock and warrants issued for property and equipment	—	826	1,586

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL MOLY, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — DESCRIPTION OF BUSINESS

General Moly, Inc. (“we,” “us,” “our,” “the Company,” or “General Moly”) is a Delaware corporation originally incorporated as General Mines Corporation on November 23, 1925.  In 1966, the Company amended its articles of incorporation to change its name to Idaho General Petroleum and Mines Corporation, and amended its articles again in 1967, changing its name to Idaho General Mines, Inc. On October 5, 2007, we reincorporated in the State of Delaware (the “Reincorporation”) through a merger involving Idaho General Mines, Inc. and General Moly, Inc., a Delaware corporation that was a wholly owned subsidiary of Idaho General Mines, Inc. The Reincorporation was effected by merging Idaho General Mines, Inc. with and into General Moly, with General Moly being the surviving entity.  For purposes of the Company’s reporting status with the U.S. Securities and Exchange Commission, General Moly is deemed a successor to Idaho General Mines, Inc.

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

Effective as of January 1, 2008, we contributed all of our interest in the assets related to the Mt. Hope Project, including our lease of the Mt. Hope Project, into a newly formed entity, Eureka Moly, LLC, a Delaware limited liability company (“Eureka Moly”), and in February 2008 (the “Closing Date”) entered into a joint venture for the development and operation of the Mt. Hope Project (the “Joint Venture”) with POS-Minerals Corporation (“POS-Minerals”) an affiliate of POSCO, a large Korean steel company.  Under the Joint Venture, POS-Minerals owns a 20% interest in Eureka Moly and General Moly, through a wholly owned subsidiary, owns an 80% interest.

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

Certain amounts for the three and nine months ended September 30, 2007 have been reclassified to conform to the 2008 presentation.

NOTE 2 — LIQUIDITY AND CAPITAL REQUIREMENTS

On October 4, 2007, the Board approved the development of the Mt. Hope Project as contemplated in our Bankable Feasibility Study (the “Bankable Feasibility Study”).  The Company has completed basic engineering of the Mt. Hope Project and has updated its Bankable Feasibility Study based upon having completed 25% of the engineering.

The development of the Mt. Hope Project has an estimated total capital requirement ranging from approximately $1.1 billion to $1.2 billion, comprised of initial development costs of approximately $1,040.0 million (in 2008 dollars); $65.0 million in cash bonding requirements; $26.0 million in Advance Royalty Payments (as hereinafter defined); $16.0 million in pre-payments and amounts necessary for working capital.  Depending on the ultimate capital structure to finance the project, additional costs may be incurred related to financing.  Through September 30, 2008, Eureka Moly has placed approximately $228.5 million in equipment orders and has pre-paid $12.6 million into an escrow arrangement for electricity transmission services.  The original estimated total capital requirement was approximately $1.0 billion, comprised of initial development costs in excess of $850.0 million (in 2007 dollars); $53.0 million in cash bonding requirements; $22.0 million in Advance Royalty Payments; and amounts necessary for working capital.  The total increase in the estimated initial development costs compared with the August 2007 Bankable Feasibility Study amount was primarily a result of increases to construction labor rates, commodity prices (primarily fuel costs), indirect construction costs, increase in quantity for construction materials and Company salary and wages.

In February 2008, we entered into the Joint Venture, the terms of which reduced our funding requirements for the Mt. Hope Project by up to 20%.  Under the terms of the Joint Venture, POS-Minerals is required to provide up to $170.0 million and 20% of the costs incurred after January 1, 2008.  Of the $170.0 million, $50.0 million was received in February 2008, $50.0 million was received in June 2008, and the remaining $70.0 million and 20% of the costs incurred after the Closing Date (the “Third Contribution Amount”) is to be received once the Mt. Hope Project receives the necessary permits to develop and operate the Mt. Hope Project (the “POS-Minerals Third Contribution Date”).  Until the POS-Minerals Third Contribution Date, we are required to fund development costs of the Mt. Hope Project that in the aggregate exceed previous POS-Minerals contributions.  The obligations of POS-Minerals to contribute the Third Contribution Amount may be reduced or eliminated if the necessary permits to develop and operate the Mt. Hope project are not received by December 31, 2009.

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

We do not currently have the capital necessary to complete the Mt. Hope Project and, accordingly, plan to raise the capital on an ongoing basis when needed.  We currently estimate needing between $600-$700 million to fully finance the Mt. Hope project.  The Company is currently, and will on an ongoing basis be, pursuing the most efficient sources of funding for the project including, but not limited to, the equity markets, the bank project finance markets and the high yield capital debt markets.  The Company is also evaluating additional support from current strategic partners, the possibility of a sale of another minority interest in the Mt. Hope project to other strategic partners, debt from private investment groups as well as the continued monitoring of the capital markets as potential sources of interim project financing needs.  Recent disruptions in national and international credit markets have led to very illiquid and volatile conditions.  There is a scarcity of credit and lenders are imposing tighter lending standards and higher interest rates on loans.  Our ability to obtain the necessary funding for the Mt. Hope Project as well as the terms for such funding may be adversely affected by these disruptions in the credit markets.  Our existing cash on hand at September 30, 2008 should be sufficient to fund planned operations for the Mt. Hope Project, as well as our other planned operations through the first quarter of 2009.  If we are unable to raise capital when needed, it will be necessary to develop alternative plans that could delay the development and completion of the Mt. Hope Project.  There is no assurance that we will be able to obtain the necessary financing for the Mt. Hope Project on terms acceptable to us, or at all.

In September 2008 we appointed Barclays Capital and Credit Suisse Securities (USA) LLC as co-lead project finance arrangers to structure and arrange the financing package for the Mt. Hope Project.

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

Accounting Method

Our financial statements are prepared using the accrual basis of accounting in accordance with U.S. GAAP.  At December 31, 2007, all of our subsidiaries were wholly owned.  In February 2008, we entered into the Joint Venture which establishes our ownership interest in Eureka Moly at 80%.  At September 30, 2008, the consolidated financial statements include all of our wholly owned subsidiaries and Eureka Moly.  The POS-Minerals contributions attributable to their 20% interest are shown as Minority Interest in the financial statements.

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

Fair Value of Financial Instruments

Our financial instruments as defined by Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” include cash, restricted cash, accounts payable and accrued liabilities.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2008 and December 31, 2007.

Basic and Diluted Loss Per Share

Loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period.  The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  Outstanding warrants to purchase 7,455,434 and 11,861,015 shares of common stock, options to purchase 4,175,490 and 3,777,500 shares of common stock and unvested stock awards totaling 195,000 and 270,000 at September 30, 2008 and 2007, respectively, were not included in the computation of diluted loss per share for the three and nine months ended September 30, 2008 and 2007, respectively, because to do so would have been antidilutive.  Therefore, basic loss per share is the same as diluted loss per share.

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

In December 2007, the FASB issued FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements- an amendment of ARB No. 51” (“SFAS 160”), which establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for our fiscal year beginning January 1, 2009. When adopted the minority interest will be reclassified as equity attributable to outside shareholders within total equity for all periods presented.

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

Pursuant to the terms of the Joint Venture, POS-Minerals agreed to make cash contributions to the Joint Venture in the aggregate amount of $170.0 million plus their 20% share of all development costs incurred from the Closing Date through the POS-Minerals Third Contribution Date in exchange for their 20% interest, of which $50.0 million was received in February 2008, $50.0 million was received in June 2008 (the “February 2008 and June 2008 Contributions”), and the Third Contribution Amount is to be received on the POS-Minerals Third Contribution Date.  These initial funds are available to fund the Mt. Hope Project development costs incurred after the Closing Date.  Additionally, during the third quarter of 2008, we paid to POS-Minerals $3.0 million as a final purchase price adjustment based on the terms of the Joint Venture related to the difference in the budgeted versus actual expenditures of the Mt. Hope Project prior to the Closing Date.

We are required, pursuant to the terms of the Joint Venture, to advance funds required for the development of the Mt. Hope Project in excess of the February 2008 and June 2008 Contributions until the POS-Minerals Third Contribution Date, at which point POS-Minerals is required to reimburse us for their 20% share of all development costs incurred from the Closing Date through the POS-Minerals Third Contribution Date.  All costs incurred after the POS-Minerals Third Contribution Date will be allocated and funded pro rata based on each party’s ownership interest.

Our rights in the Mt. Hope Project are subject to the terms of the lease described further in Note 9.

The Liberty Property.  We are currently in the process of exploration and evaluation of the Liberty Property.

Summary.  The following is a summary of mining properties, land and water rights at September 30, 2008 and December 31, 2007 (in thousands):

Mining properties, land and water rights:	At September 30, 2008	At December 31, 2007
Mt. Hope Project:
Development costs	$39,228	$7,989
Mineral, land and water rights	10,253	9,792
Advance Royalties	3,650	1,100
Total Mt. Hope Project	53,131	18,881
Total Liberty Property	9,782	9,808
Other Properties	889	889
Total	$63,802	$29,578

NOTE 5 — COMMON STOCK WARRANTS

Nine Months ended September 30, 2008

During the nine months ended September 30, 2008 we issued 125,930 shares of common stock upon the cashless exercise of warrants and 4,437,523 shares of common stock were issued upon the cash exercise of warrants in the amount of $20.3 million.

The following is a summary of common stock warrant activity from January 1, 2007 through the nine months ended September 30, 2008:

Description	Number of Shares Under Warrants	Exercise Price
Balance at January 1, 2007	12,217,675	$0.80 to $3.75
Issued in connection with private placements and other	3,676,471	$5.20
Issued as finders fee	1,000,000	$10.00
Exercised for cash	(4,261,689)	$0.80 to $3.75
Exercised in cashless exchange	(542,000)	$1.00 to $3.75
Expired	(10,000)	$1.00
Balance at December 31, 2007	12,080,457	$0.80 to $10.00
Exercised for cash	(4,437,523)	$0.80 to $5.20
Exercised in cashless exchange	(187,500)	$3.75
Balance at September 30, 2008	7,455,434	$3.75 to $10.00
Weighted average exercise price	$4.59

Of the warrants outstanding at September 30, 2008, 6,455,434 are exercisable at $3.75 per warrant and expire February 2011 and 1,000,000 are exercisable at $10.00 per share once General Moly has received financing necessary for the commencement of commercial production at the Mt. Hope project and will expire one year afterwards.

NOTE 6 — PREFERRED STOCK

Pursuant to our Certificate of Incorporation we are authorized to issue 10,000,000 shares of $.001 per share par value preferred stock.  The authorized but unissued shares of preferred stock may be issued in designated series from time to time by one or more resolutions adopted by our Board.  The directors have the power to determine the preferences, limitations and relative rights of each series of preferred stock.  At December 31, 2007 and September 30, 2008, no shares of preferred stock were issued or outstanding.

NOTE 7 — EQUITY INCENTIVES

During 2006, our Board and stockholders adopted the Company 2006 Equity Incentive Plan (the “2006 Plan”).  In October 2007, our stockholders approved an amendment to the 2006 Plan increasing the amount of shares that may be issued under the 2006 Plan from 3,500,000 to 5,100,000.  During 2004, our Board and stockholders adopted the Company 2003 Stock Option Plan (the “2003 Plan” and together with the 2006 Plan, the “Plans”).  The purpose of the Plans is to give us greater ability to attract, retain, and motivate our officers and key employees.  The Plans are intended to provide us with the ability to provide incentives more directly linked to the success of our business and increases in stockholder value.

Under the 2006 Plan, our Board is authorized to grant incentive stock options (“ISOs”) to employees (pursuant to Internal Revenue Code 422), non-statutory stock options, restricted stock awards, restricted stock units and stock appreciation rights.  The aggregate number of shares of common stock that may be issued pursuant to awards granted under the 2006 Plan will not exceed 5,100,000, plus the number of shares that are ungranted and those that are subject to reversion under the 2003 Plan.  As of September 30, 2008, the maximum number of shares available for issuance under the 2003 Plan was 360,000 shares and under the 2006 Plan was 799,792 shares.  Shares under the 2003 Plan that become eligible for awards under the 2006 Plan may not be granted again under the 2003 Plan.

The following is a summary of our equity incentive plans as of September 30, 2008:

Equity incentives	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity incentives not approved by security holders	925,500	$1.59	n/a
Equity incentive plans approved by security holders:
2006 Plan	3,189,990	5.89	799,792	(1)
2003 Plan	60,000	2.10	360,000
Total	4,175,990	$4.88	1,159,792

(1)             The aggregate number of shares of common stock that may be issued pursuant to awards granted under the 2006 Plan will not exceed 5,100,000, plus the number of shares that are ungranted and those that are subject to reversion under 2003 Plan.  Shares under the 2003 Plan that become eligible for awards under the 2006 Plan may not be granted again under the 2003 Plan.

Stock Options

During the nine months ended September 30, 2008, we granted 589,990 options under the 2006 Plan with an exercise price ranging from $6.71 to $11.45 with vesting at various dates through 2011.  These options were granted to officers and employees of the Company.  The fair value of each option is estimated on the grant date using the Black-Scholes Option Price Calculation.  The following assumptions were made in estimating the fair value:  risk free interest rate of 1.7% to 5.2%; volatility of 85% to 104%; dividend rate of 0%; and expected life of from 3.5 to 5.5 years.  The total value of options awarded during the nine months ended September 30, 2008 was calculated at

$3.4 million.  Expense was recorded of $1.3 million and $1.8 million was capitalized as part of development costs for the options that were earned during the nine months ended September 30, 2008.

The following is a summary of stock option activity for the nine months ended September 30, 2008:

Description	Number of Shares Under Options	Weighted Average Exercise Price
Outstanding January 1, 2008	4,067,500	$3.91
Granted	589,990	8.72
Forfeited	(30,000)	4.05
Exercised	(452,000)	1.18
Outstanding September 30, 2008	4,175,490	$4.88
Exercisable at September 30, 2008	2,858,832	$3.41
Weighted Average Fair Value Granted During 2008	$5.79

Stock Awards under the 2006 Plan

During the year ended December 31, 2007, we issued 250,000 shares of common stock to an officer of the Company that were earned based on achieving certain performance based milestones.  Additionally, during the year ended December 31, 2007, we reserved for issuance 535,000 shares of non-vested common stock for officers and employees of the Company of which 280,000 were issued upon achievement of certain performance based milestones in the nine months ended September 30, 2008 and 60,000 shares were forfeited and removed from the shares reserved upon an officer’s resignation on August 1, 2008.  The remaining 195,000 will vest and be issued based on the achievement of certain performance based milestones established for each person.

During the nine months ended September 30, 2008 and the year ended December 31, 2007, we issued 133,550 and 160,000 shares, respectively, to directors that vest over one and two year periods in exchange for services as Board members.  During the nine months ended September 30, 2008, two of the directors retired, forfeiting a total of 63,334 shares of such stock.  Also during the nine months ended September 30, 2008 and the year ended December 31, 2007, we issued 10,000 shares and 5,000 shares, respectively, to retiring Board members in exchange for services rendered.

During the nine months ended September 30, 2008 we issued 40,002 shares of unvested common stock to employees.  These shares vest based on employees’ service period over one, two and three year periods.

The total value of stock awards granted and expensed during the nine months ended September 30, 2008 was $1.3 million and $0.7 million, respectively.  The total value of stock awards granted during the year ended December 31, 2007 was $3.2 million of which $1.9 million was expensed and $1.3 million was capitalized as part of development costs.

NOTE 8 — INCOME TAXES

At September 30, 2008 and December 31, 2007, we had deferred tax assets principally arising from the net operating loss carry forwards for income tax purposes multiplied by an expected rate of 35%.  As our management cannot determine that it is more likely than not that we will realize the benefit of the deferred tax assets, a valuation allowance equal to the deferred tax asset has been established at September 30, 2008 and December 31, 2007.  The significant components of the deferred tax asset at September 30, 2008 and December 31, 2007 were as follows (in thousands):

Description	September 30, 2008	December 31, 2007
Operating loss carry forward	$49,609	$39,755
Unamortized exploration expense	7,985	8,268
Deductible stock based compensation	864	1,914
Net operating loss carry forward	$58,458	$49,937
Deferred tax asset	$20,460	$17,478
Deferred tax asset valuation allowance	$(20,460)	$(17,478)
Net deferred tax asset	$—	$—

At September 30, 2008 and December 31, 2007, we had net operating loss carry forwards of approximately $58.5 million and $49.9 million, respectively, which expire in the years 2022 through 2027.

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

Eureka Moly has the right to defer the Construction Royalty Advance for one or two years by payment of a deferral fee (the “Deferral Fee”) in the amount of $0.4 million on or before October 19, 2008 and October 19, 2009 in the event project financing for the project has not been secured by each of the dates.  By October 19, 2010, Eureka Moly must pay at a minimum $2.5 million of the Construction Royalty Advance with the remainder due upon securing project financing or 50% of the remainder on October 19, 2011 and the other 50% due on October 19, 2012.  On October 17, 2008 Eureka Moly paid the $0.4 million Deferral Fee of October 19, 2008 discussed above to MHMI thereby deferring the Construction Royalty Advance.

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

Eureka Moly is obligated to pay the Construction Royalty Advance each time capital is raised for the Mt. Hope Project.  Based on the current estimate of raising capital and developing and operating the mine, we believe Eureka Moly’s contractual obligations under the Mt. Hope Lease will be as shown in the following table (in thousands).  This estimate is based on our current estimates of the timing of securing project financing and construction capital costs.  The amounts shown are the total amounts (in thousands) remaining at September 30, 2008 under the contracts to Eureka Moly.  Through September 30, 2008, we have advanced a total of $3.3 million.

Year	Deferral Fees	Advance Royalties	Total
2008 (remainder)	$350	$—	$350
2009	—	21,650	21,650
2010	—	500	500
2011 (1)	—	—	—
Total	$350	$22,150	$22,500

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

In the year ended December 31, 2007, we entered into contracts to purchase a primary crusher, a semi-autogenous mill, two ball mills and various motors for the mills.  Additionally, during the nine months ended September 30, 2008, Eureka Moly entered into contracts to purchase, among other items, two electric shovels, two multi-hearth molybdenum roasters, 16 flotation cells, three blast hole drills and 24 haul trucks.  At September 30, 2008 and December 31, 2007, $23.3 million and $0.5 million, respectively, had been paid under the contracts.  At September 30, 2008 Eureka Moly has committed to the following additional amounts under the contracts by year (in thousands).

Year	Total
2008 (remainder)	$19,594
2009	127,775
2010	57,585
2011	942
Total	$205,896

Deposit into an escrow account for electricity transmission service

During the three months ended September 30, 2008 Eureka Moly deposited into an escrow account $12.6 million as security for an electricity transmission contract that will provide electricity transmission to the Mt. Hope Project.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References made in this Quarterly Report of Form 10-Q to “we,” “our,” “us,” or the “Company,” refer to General Moly, Inc.

The following discussion and analysis of our financial condition and results of operations constitutes management’s review of the factors that affected our financial and operating performance for the three and nine month periods ended September 30, 2008 and 2007.  This discussion should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report and in our Annual Report on Form 10-KSB, for the year ended December 31, 2007, which was filed on March 21, 2008.

Overview

We are a development stage company and are currently proceeding with the development of the Mt. Hope Project.  We are also conducting exploration and evaluation activities on our Liberty Property.

On October 4, 2007, our Board of Directors approved the development of the Mt. Hope Project as contemplated in our Bankable Feasibility Study (the “Bankable Feasibility Study”).  The Company has completed basic engineering of the Mt. Hope Project and has updated its Bankable Feasibility Study based upon having completed 25% of the engineering.

The development of the Mt. Hope Project has an estimated total capital requirement ranging from approximately $1.1 billion to $1.2 billion comprised of initial development costs of approximately $1,040.0 million (in 2008 dollars); $65.0 million in cash bonding requirements; $26.0 million in Advance Royalty Payments; $16.0 million in pre-payments; and amounts necessary for working capital.  Depending on the ultimate capital structure to finance the project, additional costs may be necessary for financing costs.  Through September 30, 2008 Eureka Moly has placed approximately $228.5 million in equipment orders and has pre-paid $12.6 million into an escrow arrangement for electricity transmission services.  The original estimated total capital requirement was approximately $1.0 billion, comprised of initial development costs in excess of $850.0 million (in 2007 dollars); $53.0 million in cash bonding requirements; $22.0 million in Advance Royalty Payments; and amounts necessary for working capital.  The total increase in the estimated initial development costs compared with the August 2007 Bankable Feasibility Study amount was primarily a result of increases to construction labor rates, commodity prices (primarily fuel costs), indirect construction costs, increase in quantity of construction materials and Company salary and wages.

Effective as of January 1, 2008, we contributed all of our interest in the assets related to the Mt. Hope Project, including the Mt. Hope Lease, to Eureka Moly and in February 2008 (the “Closing Date”) entered into the Mt. Hope Project joint venture with POS-Minerals (the “Joint Venture”).  Under the terms of the Joint Venture, POS-Minerals owns a 20% interest in Eureka Moly, and General Moly, through a subsidiary, owns an 80% interest. While these ownership interests and/or the required contributions under the Joint Venture can change based on our failure to satisfy certain specified conditions, including the receipt of the necessary operating permits by December 31, 2009, failure to achieve production by December 31, 2011 for reasons other than force majeure, or non-payment of amounts due under the Joint Venture by either party, we expect the interests to remain as they are now through the life of the project and the contributions to be received in the amounts that follow.

Pursuant to the terms of the Joint Venture, POS-Minerals agreed to make cash contributions to the Joint Venture in the aggregate amount of $170.0 million plus their 20% share of all development costs incurred from the Closing Date through the POS-Minerals Third Contribution Date in exchange for their 20% interest, of which $50.0 million was received in February 2008, $50.0 million was received in June 2008 (the “February 2008 and the June 2008 Contributions”), and the remaining $70.0 million will be received once the Mt. Hope Project receives the necessary permits to develop and operate the project (the “POS-Minerals Third Contribution Date”).  These initial funds are available to fund the Mt. Hope Project development costs incurred subsequent to the Closing Date. Additionally, in the third quarter of 2008, we paid to POS-Minerals $3.0 million as a final purchase price adjustment based on the terms of the Joint Venture related to the difference in the budgeted versus actual expenditures of the Mt. Hope Project prior to the Closing Date.

We are required, pursuant to the terms of the Joint Venture, to advance funds required for the development of the Mt. Hope Project that exceed the February 2008 and June 2008 Contributions until the POS-Minerals Third Contribution Date at which point POS-Minerals is required to reimburse us for their 20% share of all development costs incurred from the Closing Date through the POS-Minerals Third Contribution Date.  All costs incurred after the POS-Minerals Third Contribution Date will be allocated and funded pro rata based on each party’s ownership interest.

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

We do not currently have the capital necessary to complete the Mt. Hope Project and, accordingly, plan to raise the capital on an ongoing basis when needed.  We currently estimate needing between $600-$700 million to fully finance the Mt. Hope project.  The Company is currently, and will on an ongoing basis be, pursuing the most efficient sources of funding for the project including, but not limited to, the equity markets, the bank project finance markets and the high yield capital debt markets.  The Company is also evaluating additional support from current strategic partners, the possibility of a sale of another minority interest in the Mt. Hope project to other strategic partners, debt from private investment groups as well as the continued monitoring of the capital markets as potential sources of interim project financing needs.  Recent disruptions in national and international credit markets have led to very illiquid and volatile conditions.  There is a scarcity of credit and lenders are imposing tighter lending standards and higher interest rates on loans.  Our ability to obtain the necessary funding for the Mt. Hope Project as well as the terms for such funding may be adversely affected by these disruptions in the credit markets.  The existing cash on hand at September 30, 2008 should be sufficient to fund planned operations for the Mt. Hope Project, as well as our other planned operations through the first quarter of 2009.  If we are unable to raise capital when needed, it will be necessary to develop alternative plans that could delay the development and completion of the Mt. Hope Project.  There is no assurance that we will be able to obtain the necessary financing for the Mt. Hope Project on customary or favorable terms, or at all.

We also require additional capital to continue the exploration and evaluation of the Liberty Property, as well as continue payment of ongoing general and administrative costs associated with supporting our planned operations.

Liquidity and Capital Resources

We have limited capital resources and thus have had to rely upon the sale of equity securities and the formation of a joint venture for the cash required for exploration and development purposes, for mineral property acquisitions and to fund our general and administrative costs.  As discussed above in the overview section, we will require, and continue to require additional funds on an ongoing basis until Eureka Moly has completed the development of the Mt. Hope Project and profitable operations are achieved.  Since we do not expect to generate any revenues until the Mt. Hope Project begins production, we will continue to rely on the sale of our equity and debt securities, bank financing and joint venture arrangements to raise capital.  There is no assurance that we will be able to obtain the necessary financing in the amount required at any particular time or for any period or, if available, that it can be obtained on terms acceptable to us.

 In September 2008 we appointed Barclays Capital and Credit Suisse Securities (USA) LLC as co-lead project finance arrangers to structure and arrange the financing package for the Mt. Hope Project.

Our cash balance at September 30, 2008 was $79.5 million compared to $78.4 million at December 31, 2007.  Additionally we have $41.6 million of restricted cash that represents the unspent amount of the February 2008 and June 2008 Contributions from POS-Minerals that is available for the continuing development of the Mt. Hope Project.

Total assets as at September 30, 2008 were $226.1 million compared to $110.3 million as of December 31, 2007.  These increases were due primarily to the receipt of a total of $100.0 million from POS-Minerals in the February and June 2008 Contributions, and net proceeds from exercises of warrants and options totaling $20.5 million offset by expenditures for continuing exploration and evaluation of our Liberty Property, plus expenditures for our general and administrative costs.

As discussed above, in addition to the $100.0 million we received from POS-Minerals in the February 2008 and June 2008 Contributions, we are scheduled to receive an additional $70.0 million at the time Eureka Moly receives the necessary permits to develop and operate the Mt. Hope Project (including the record of decision for the Mt. Hope Project), which is expected in the third quarter of 2009.  Additionally, we expect POS-Minerals to fund approximately $60.0 million on the POS-Minerals Third Contribution Date, which represents POS-Minerals’ share of the anticipated project costs from January 1, 2008 through the POS-Minerals Third Contribution Date.

We believe the cash on hand at September 30, 2008 (including the cash restricted for use in the Joint Venture) will be sufficient to fund our joint venture development, exploration, evaluation and operating activities, as well as our other planned operations, through the first quarter of 2009.

Results of Operations

For the three months ended September 30, 2008 we had a net loss of $2.8 million compared with a net loss of $12.1 million in the same period for 2007.  For the nine months ended September 30, 2008 we had a net loss of $11.8 million compared with a net loss of $30.6 million in the same period for 2007.

For the three months ended September 30, 2008 and September 30, 2007, exploration and evaluation expenses were $1.1 million and $6.0 million, respectively.  For the nine months ended September 30, 2008 and September 30, 2007, exploration and evaluation expenses were $5.3 million and $16.2 million, respectively.  During the entire nine months ended September 30, 2007 both our Mt. Hope Project and our Liberty Property were in the exploration and evaluation stage.  In October 2007 the Mt. Hope Project advanced to the development stage.  For the three and nine months ended September 30, 2008 we incurred exploration and evaluation costs on the Liberty Property as we progressed to the completion of a pre-feasibility study on the Liberty Property that was completed in April 2008.

For the three months ended September 30, 2008 and September 30, 2007, general and administrative expenses were $2.2 million and $6.4 million, respectively.  For the nine months ended September 30, 2008 and September 30, 2007, general and administrative expenses were $8.1 million and $15.3 million, respectively.  During the three months ended September 30, 2008 and September 30, 2007 we incurred $0.4 million and $1.0 million, respectively and during the nine months ended September 30, 2008 and September 30, 2007 we incurred $2.0 million and $5.5 million, respectively, in non-cash equity compensation for management and directors included in the general and administrative expenses above.  The amounts in 2007 were significantly higher than in 2008 as a greater amount of equity compensation was incurred during the nine months ended September 30, 2007 as we added new management personnel and directors as part of a reorganization and expansion of the executive team compared with the same period in 2008.  The cash portion of our general and administrative expense was approximately the same in both periods.

Interest income was $0.5 million for the three months ended September 30, 2008 compared with $0.3 million for the same period in 2007 and was $1.6 million for the nine months ended September 30, 2008 compared with $0.9 million for the same period in 2007 as a result of higher cash balances in 2008 compared with the corresponding periods in 2007.

Changes in Accounting Policies

We did not change our accounting policies during the nine months ended September 30, 2008.

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

On August 8, 2008, the Company entered into a molybdenum supply agreement (the “Sojitz Agreement”) with Sojitz Corporation.  The Sojitz Agreement provides for the supply of five million pounds per year of molybdenum for five years, beginning once the Mt. Hope Project reaches certain minimum commercial production levels.  One million annual pounds sold under the Sojitz Agreement will be subject to a per-pound molybdenum floor price and is offset by a flat discount to spot moly prices above the floor.  The remaining four million annual pounds sold under the Sojitz Agreement will be sold with reference to spot moly prices without regard to a floor price.

While we have not used derivative financial instruments in the past, we may elect to enter into derivative financial instruments to manage commodity price risk.  We have not entered into any market risk sensitive instruments for trading or speculative purposes and do not expect to enter into derivative or other financial instruments for trading or speculative purposes.

Interest Rate Risk

As of September 30, 2008, we had a balance of cash and cash equivalents and restricted cash of $133.6 million.  If and to the extent that these funds were invested in interest bearing instruments during the entire nine month period ended September 30, 2008, a hypothetical 1% decrease in the rate of interest earned on these funds would affect our income for the nine month period ended September 30, 2008 by approximately $1.0 million.

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

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

ITEM 3.                                                     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                                                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.                                                     OTHER INFORMATION

None.

ITEM 6.                                                     EXHIBITS

Exhibit Number	Description of Exhibit
10.26*	Molybdenum Supply Agreement between the Company and Sojitz Corporation, dated as of August 8, 2008
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Confidential treatment has been requested for certain portions of this exhibit, and such confidential portions have been separately filed with the Securities Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 3, 2008

GENERAL MOLY, INC.

By:	/s/ David A. Chaput
David A. Chaput
Chief Financial Officer and
Duly Authorized Officer