Form 10-K
period 2008-12-31
General Moly, Inc
filed 2009-02-27
CIK 1275229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number:  001-32986

GENERAL MOLY, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	91-0232000
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1726 Cole Blvd., Suite 115 Lakewood, CO	80401
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (303) 928-8599

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.001 per share	NYSE Alternext US and Toronto Stock Exchange
(Title of Each Class)	(Name of each Exchange on Which Registered

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

Based on the closing sales price on June 30, 2008, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was $283,184,376.

As of February 20, 2009, 71,981,208 shares of the registrant’s common stock, par value of $0.001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement to be used in connection with its Annual Meeting of Stockholders and to be filed within 120 days of December 31, 2008 are incorporated by reference into Part III, Items 10-14, of this report on Form 10-K.

PART I

ITEMS 1 & 2.                     BUSINESS AND PROPERTIES

The Company

References made in this Annual Report on Form 10-K to “we”, “our”, “us”, “GMI” and the “Company” refer to General Moly, Inc. and its consolidated subsidiary Eureka Moly, LLC.

We are a development stage company in the business of the exploration, development and mining of properties primarily containing molybdenum.  Our primary asset is an 80% interest in the Mt. Hope Project (“Mt. Hope Project”), a primary molybdenum property, located in Eureka County, Nevada.  The Mt. Hope Project has contained Proven and Probable molybdenum reserves totaling 1.3 billion pounds (1.1 billion pounds owned by GMI) of which 1.1 billion pounds (0.9 billion pounds owned by GMI) are estimated to be recoverable.  In 2006, we acquired a second significant molybdenum project, the Liberty Property (the “Liberty Property”), located in Nye County, Nevada which we own 100%.  The Liberty Property is anticipated to become our second molybdenum operation, after completion of the Mt. Hope Project, with initial production dependent on market conditions.  In addition, we own other non-core properties and mineral rights on which we may conduct mineral exploration and evaluation.

Mt. Hope Project.  In August, 2007, we completed a Bankable Feasibility Study (the “Bankable Feasibility Study” or “BFS”) that provided data on the viability, expected economics, and production and cost estimates of the project.  On October 4, 2007, our Board of Directors approved the development of the Mt. Hope Project as contemplated in our BFS.  During the year ended December 31, 2008 we completed basic engineering of the Mt. Hope Project and developed more optimized mine plans. In September 2008, we updated (the “Control Update” or “Update”) the Bankable Feasibility Study cost estimates based upon having completed 30% of the detailed engineering.

The Control Update included a higher estimated capital requirement of $1,039.3 million, as compared to the August 2007 BFS of $852.0 million.  Additionally, approximately $65.3 million in cash bonding, $25.8 million in Advance Royalty Payments, $23.5 million in pre-payments and insurance are expected to result in a total project cost of $1.15 billion.  These amounts do not include financing costs or amounts necessary to fund operating working capital.  Through December 31, 2008 we have made deposits of $31.5 million on $219.5 million in equipment orders, have spent approximately $54.8 million for the development of the Mt. Hope Project and have pre-paid $12.6 million into an escrow arrangement for electricity transmission services.

The BFS originally had estimated total capital requirement of approximately $1.0 billion, comprised of initial development costs in excess of $850 million (in 2007 dollars); $53 million in cash bonding requirements and; $22 million in Advance Royalty Payments.  The total increase in the estimated initial development costs compared with the Control Update amount was primarily a result of increases to construction labor rates, commodity prices (primarily fuel costs), indirect construction costs, and increases in quantity of construction materials and salaries and wages.

The Control Update, with further optimized mine plans, projects (on a 100% basis) molybdenum production of approximately 40 million pounds per year for the first five years of operations at projected average direct operating costs of $5.23 per pound, based on $80 per barrel oil equivalent energy prices.  We currently estimate that, for each $10 per barrel change in oil-equivalent energy costs, the Mt. Hope Project’s direct operating costs will change by approximately $0.10 per pound.

Royalties, based on expected molybdenum prices, are anticipated to average $1.18 per pound over the first five years in addition to the direct operating costs.  Processed ore grades are expected to average 0.103% over the first five years.  The mine is anticipated to have a 44-year life with 32 years of open pit mining and processing operations followed by 12 years of processing lower grade stockpiled ore.

We anticipate receiving the permits required to construct and operate the Mt. Hope Project in the fourth quarter of 2009.  We do not expect to generate revenues from operations before production of molybdenum begins at the Mt. Hope Project.  Based on the foregoing assumptions and expected higher prices for molybdenum in 2011 and beyond, we estimate that mine production at the Mt. Hope Project will commence in the first half of 2011.

In November 2007, we entered into a Securities Purchase Agreement with ArcelorMittal S.A. (“ArcelorMittal”) whereby an affiliate of ArcelorMittal, the world’s largest steel producer, agreed to purchase 8.257 million shares of General Moly’s common stock at $8.50 per share, generating approximately $70 million in proceeds.  In connection with the Securities Purchase Agreement, we also entered into a Molybdenum Supply Agreement with an affiliate of ArcelorMittal to supply an aggregate of 6.5 million pounds (plus or minus 10% at ArcelorMittal’s option) of molybdenum annually for five years, beginning once the Mt. Hope Project reaches certain production levels.  The agreement provides for a floor price significantly higher than estimated cash costs of production and includes a variable discount to spot molybdenum prices above the floor.

In February 2008 (the “Closing Date”) we formed a joint venture (the “Joint Venture”) with POS-Minerals Corporation (“POS-Minerals”), an affiliate of POSCO, a Korean company and one of the world’s largest producers of steel, for the development of the Mt. Hope Project.  Under the terms of the Joint Venture, effective as of January 1, 2008, we contributed all of our assets related to the Mt. Hope Project, including the Mt. Hope Lease, into a newly formed entity Eureka Moly, LLC (“Eureka Moly”).  Under the terms of the Joint Venture, POS-Minerals owns a 20% interest in Eureka Moly, and General Moly, through a subsidiary, owns an 80% interest. These ownership interests and/or the required contributions under the Joint Venture can change if certain specified conditions (the “ROD Contribution Conditions”), including the receipt of major operating permits, and that the Record of Decision (“ROD”) from the United States Bureau of Land Management (“BLM”) for the project has become effective, and any administrative or judicial appeals with respect thereto are final, are not satisfied by December 31, 2009.  The ownership interests and/or the required contributions can also change if the Joint Venture does not achieve commercial production by December 31, 2011 for reasons other than force majeure, or if either party fails to pay amounts due under the Joint Venture.

Pursuant to the terms of the Joint Venture, POS-Minerals has made its first and second cash contributions to the Joint Venture totaling $100.0 million during the year ended December 31, 2008 (the “Initial Contributions”).  Additional amounts will be due from POS-Minerals within 15 days after the date that the ROD Contribution Conditions are satisfied (the “ROD Contribution Date”).  We are currently targeting the effectiveness of the ROD and the satisfaction of the ROD Contribution Conditions to occur in the fourth quarter of 2009, but circumstances beyond our control could cause the satisfaction of the ROD Contribution Conditions to be delayed, giving POS-Minerals the right to reduce its contributions and/or its interest in the Joint Venture as described below.

If the ROD Contribution Date occurs on or before December 31, 2009, POS-Minerals is required to make an additional capital contribution (“ROD Contribution Installment”) to the Joint Venture of an additional $70.0 million plus its 20% share of all Joint Venture costs incurred from the Closing Date through the ROD Contribution Date, which is currently estimated to be $42.5 million, to retain its 20% interest.  If the ROD Contribution Conditions have been satisfied by December 31, 2009 and POS-Minerals fails to make the additional $70.0 million ROD Contribution Installment, its ownership interest will be reduced to 10% and it will be obligated to fund its 10% share of all Joint Venture costs incurred from the Closing Date through the ROD Contribution Date to retain its 10% interest.

If the ROD Contribution Date occurs after December 31, 2009, POS-Minerals may either elect to retain its 20% interest and reduce its ROD Contribution Installment from an additional $70 million to an additional $56.0 million plus its 20% share of all Joint Venture costs incurred from the Closing Date through the ROD Contribution Date, or reduce its interest to 13% and contribute its remaining 13% share of all Joint Venture costs incurred from the Closing Date through the ROD Contribution Date.

The Initial Contributions are available to fund the Mt. Hope Project Joint Venture costs incurred after the Closing Date. Additionally, in the third quarter of 2008, we paid to POS-Minerals $3.0 million as a final purchase price adjustment based on the terms of the Joint Venture related to the difference in the budgeted versus actual expenditures of the Mt. Hope Project prior to the Closing Date.

We are required, pursuant to the terms of the Joint Venture, to advance funds required for the development of the Mt. Hope Project that exceed the Initial Contributions until the ROD Contribution Date, at which point we are entitled to be reimbursed for the advances from the POS-Minerals contributions described above.  All costs incurred after the ROD Contribution Date will be allocated and funded pro rata based on each party’s ownership interest and each party will be entitled to their proportionate share of production.

Also, if production at the Mt. Hope Project is delayed beyond December 31, 2011 for reasons other than an event of force majeure, the Joint Venture provides for return to POS-Minerals of up to $50 million of its contributions with no corresponding reduction in ownership.

Liberty Property.  In March 2006, we purchased the Liberty Property, an approximately ten square mile property in Nye County, Nevada, including water rights, mineral and surface rights, buildings and certain equipment, from High Desert Winds LLC.  The Liberty Property includes the former Hall molybdenum and copper deposit that was mined for molybdenum by open pit methods between 1982 and 1985 by the Anaconda Minerals Company (“Anaconda”) and, between

1988 and 1991, by Cyprus Metals Company (“Cyprus”).  In addition, Equatorial Tonopah, Inc. mined copper from 1999 to 2000 on this property, although their operations were in a separate open pit.  Much of the molybdenum deposit was drilled but not developed or mined by these previous owners.

In January 2007, we purchased the corporation that owned a 12% net smelter royalty on the Liberty Property, effectively eliminating all third party royalties on the property.  Additionally in 2007, we purchased all outstanding mineral claims associated with this property that were not previously owned by us, thus giving us control over all mineral rights within the boundary of the Liberty Property.

Since purchasing the Liberty Property, we completed two drilling programs that, combined with previous evaluation work performed by former owners, identified mineralization totaling 433 million tons averaging 0.071% molybdenum and 0.07% copper.  In April 2008 we completed a pre-feasibility study outlining project viability, expected economics, and production and cost estimates.

Other Properties.  We currently own several other small non-core properties located in the western United States.  These properties include additional molybdenum deposits as well as copper, silver and gold deposits.

Corporate Information

The Company was initially incorporated in Idaho under the name “General Mines Corporation” on November 23, 1925.  In 1966, we amended our articles of incorporation to change our name to “Idaho General Petroleum and Mines Corporation,” and amended our articles again in 1967 changing our name to “Idaho General Mines, Inc.”  On October 5, 2007, we reincorporated the Company in the State of Delaware (the “Reincorporation”) through a merger involving Idaho General Mines, Inc. and General Moly, Inc., a Delaware corporation that was a wholly owned subsidiary of Idaho General Mines, Inc. The Reincorporation was effected by merging Idaho General Mines, Inc. with and into General Moly, with General Moly being the surviving entity.  In connection with the Reincorporation, all of the outstanding securities of Idaho General Mines, Inc. were converted into securities of General Moly on a one-for-one basis.  For purposes of the Company’s reporting status with the SEC, General Moly is deemed a successor to Idaho General Mines, Inc. Our common stock is traded on the NYSE Alternext (successor to the American Stock Exchange) under the symbol “GMO” and, in February 2008, the Company began trading on the Toronto Stock Exchange (TSX) under the same symbol.  Our registered and principal executive office is located at 1726 Cole Blvd., Suite 115, Lakewood, Colorado 80401 and the phone number for that office is (303) 928-8599.

We maintain a website at www.generalmoly.com, on which we will post free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports under the heading “Investors” as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.  We also routinely post important information about the Company on our website under the heading “Investors.”  We do not incorporate the information on our website into this document and you should not consider any information on, or that can be accessed through, our website as part of this document.  You may read and copy any materials we file with the SEC at the Securities and Exchange Commission Public Reference Room at 450 Fifth Street, NE, Washington, DC 20549.  The SEC also maintains a website that contains our reports and other information at www.sec.gov.

Corporate Strategy and Objective

Our corporate strategy is to acquire and develop highly profitable advanced stage mineral deposits.  Our near-term corporate objective is to profitably develop and operate the Mt. Hope Project and to continue our evaluation of the Liberty Property.  In the short-term, we are focused on raising additional capital sufficient to complete the development of the Mt. Hope Project based on our current schedule, while at the same time conserving our cash resources until such additional capital can be raised.

We believe we have the following business strengths that will enable us to achieve our objectives:

•                  A strong, proven management team with experience in mine development, project financing, and operations.

•                  The Mt. Hope Project, of which we own 80%, currently in the permitting and development stage, is anticipated to be one of largest and lowest cost primary molybdenum projects in the world, driven, in part, by high ore grades that are processed early in the mine life.

•                  Our Liberty Property has the potential to become a second, significant, molybdenum operation and is wholly-owned by the Company and royalty-free.

•                  Mt. Hope and Liberty are located in Nevada, which is geopolitically stable and has a long and ongoing history of large-scale, open pit mining operations.

•                  Near-by infrastructure for power, access roads, and water with solid environmental design.

•                  Strong support from the steel industry.

•                  Favorable long-term market fundamentals for molybdenum.

Products

We do not currently produce any products.  We are in the process of developing the Mt. Hope Project of which we own 80%.  When in production, we expect the Mt. Hope Project to produce (on a 100% basis) an average of 40 million pounds of molybdenum per year over the first five years of production and approximately 1.1 billion pounds of molybdenum over the expected 44-year life of the project.  The Mt. Hope Project will primarily focus on producing Technical Grade Molybdenum Oxide (“TMO”), which is widely utilized by the steel industry.  In the future we may also consider producing FerroMolybdenum (“FeMo”), which is also used by the steel industry and would make the company a more complete supplier to the steelmaking industry.  We may also ultimately produce Diammonium Molybdate (ADM), which is a chemical used in the manufacture of desulfurizing catalysts for use in petroleum refining.

Molybdenum is a refractory metal with very unique properties.  Approximately 70% to 80% of molybdenum applications are in steel making.  Molybdenum, when added to plain carbon and low alloy steels, increases strength, corrosion resistance and high temperature properties of the alloy.  The major applications of molybdenum containing plain and low alloy steels are automotive body panels, construction steel and oil and gas pipelines.  When added to stainless steels, molybdenum imparts specialized corrosion resistance in severe corrosive environments while improving strength.  The major applications of stainless steels are in industrial chemical process plants, desalinization plants, nuclear reactor cooling systems and environmental pollution abatement.  When added to super alloy steels, molybdenum dramatically improves high temperature strength, creep resistance and resistance to oxidation in such applications as advanced aerospace engine components.  The effects of molybdenum additions to steels are not readily duplicated by other elements and as such are not significantly impacted by substitution of other materials.

Other significant molybdenum applications include lubrication, catalytic sulfur reduction in petrochemicals, lighting, LCD activation screens, x-ray generation, high temperature heat dissipation and high temperature conductivity.  These areas represent the highest technical and value-added applications of molybdenum but are also the most readily replaceable in times of technical or economic downturns.

The steel industry is the primary consumer of molybdenum and will be the primary market target for Mt. Hope TMO.  We will also consider the production of value-added molybdenum products suitable for use as catalysts in petroleum refining and other energy markets.

The supply of molybdenum comes from both primary molybdenum mines, such as our proposed Mt. Hope Project and as a byproduct of porphyry copper production.

Description of the Mt. Hope Project

Overview

Effective as of January 1, 2008 we contributed all of the assets related to the Mt. Hope Project, including the Company’s lease of the Mt. Hope property, into a newly formed entity, Eureka Moly and entered into a joint venture for the development and operation of the Mt. Hope Project with POS-Minerals.  Under the joint venture, POS-Minerals owns a 20% interest and General Moly owns, through a wholly-owned subsidiary, an 80% interest in Eureka Moly.  The discussion in this section “Description of the Mt. Hope Project” is based on the entire project, of which we own an 80% interest.

Eureka Moly is proceeding with the permitting and development of the Mt. Hope Project.  The project will include the development of an open pit mine, construction of a concentrator and a roaster, and construction of all related infrastructure to produce TMO, the most widely marketed molybdenum product.

From November 2004 through August 2007 we conducted numerous exploration, drilling and evaluation studies, culminating in the Bankable Feasibility Study for the Mt. Hope Project.  In 2005, we initiated the baseline studies necessary for development of an Environmental Impact Statement (“EIS”).  We completed an initial Plan of Operations which the Bureau of Land Management (BLM) accepted in September 2006.  In December 2006, the BLM selected an environmental firm to complete the EIS for the Mt. Hope Project.  All environmental baseline and impact studies required to support the permitting process have been completed as of January 2009.

Work is progressing to complete the EIS, transfer water rights to mining use and obtain necessary permits.  In October of 2007, we completed a water rights hearing in Reno Nevada and anticipate the State Engineer will grant our water rights applications in the first half of 2009.  In January 2009 we completed and submitted the final technical reports to the Bureau of Land Management (BLM) related to the EIS.  The Draft EIS is currently being prepared for publishing and public comment.  We anticipate that the Draft EIS will be published in the second quarter of 2009.  The current schedule for the development of the Mt. Hope Project indicates a ROD that will be effective in the fourth quarter of 2009 and commencement of production in the first half of 2011.  Based on these schedules, we are in an advanced stage of procurement and design for long-lead items including two 230kV primary transformers, grinding mills and motors, a primary crusher, two electric shovels and a fleet of mobile mine equipment.  Design and engineering is progressing at a pace to meet the project schedule.  In 2008 we substantially completed the rough grading for construction of employee housing located near Eureka, Nevada and have started to install utilities to support the future townsite.  Delays in permitting, construction or delivery of long-lead equipment may delay this production schedule.

The Mt. Hope Project — Eureka Moly

The Mt. Hope Project is owned and will be operated by Eureka Moly, which is a joint venture between the Company and POS-Minerals.  Eureka Moly currently has a 30-year renewable lease with Mount Hope Mines, Inc. (“MHMI”) for the Mt. Hope Project (the “Mt. Hope Lease”).  Located in Eureka County, Nevada, the Mt. Hope Project consists of 13 patented lode claims and one millsite claim, which are owned by MHMI and leased to Eureka Moly, and 1,577 unpatented lode claims, of which 109 unpatented lode claims are owned by MHMI and leased to Eureka Moly and 1,468 unpatented lode claims which are owned by Eureka Moly.

The Mt. Hope Lease is subject to the payment of certain royalties.  See “Business—Description of the Mt. Hope Project—Royalties, Agreement and Encumbrances” below.  In addition to the royalty payments, Eureka Moly is obligated to maintain the property and its associated water rights, including the payment of all property taxes and claim maintenance fees.  Eureka Moly must also indemnify MHMI against any and all losses incurred as a result of any breach or failure to satisfy any of the terms of the Mt. Hope Lease or any activities or operations on the Mt. Hope property.

Eureka Moly is not permitted to assign or otherwise convey its obligations under the Mt. Hope Lease to a third party without the prior written consent of MHMI, which consent may be withheld in its sole discretion.  If, however, the assignment takes the form of a pledge of our interest in the Mt. Hope Project for the purpose of obtaining financing, MHMI’s consent may not be unreasonably withheld.  The Mt. Hope Lease further requires Eureka Moly to keep the property free and clear of all liens, encumbrances, claims, charges and burdens on production except as allowed for a project financing.

The Mt. Hope Lease requires that the terms of any project financing must provide that: (i) any principal amount of debt can only be repaid after payment of the periodic payments as set out in the Mt. Hope Lease; (ii) the lenders may not prohibit or interfere with any advance royalty payments due to MHMI under the Mt. Hope Lease; and (iii) no cash sweeps or payments of excess cash flow may be made to the lenders in priority of such advance royalty payments.

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

Nature and Extent of the Eureka Moly’s Title

The land package for the Mt. Hope Project contains 13 patented lode claims, one patented mill site, and 1,577 unpatented lode claims.  The total surface area covered by the Mt. Hope Project land package is 7,311 hectares.  MHMI owns all of the patented claims and 109 of the unpatented lode claims.  These claims are the subject of the Mt. Hope Lease.  Eureka Moly owns the remaining 1,468 unpatented lode claims.  The patented claims and unpatented claims comprising the Mt. Hope Project are listed by number and ownership in the Bankable Feasibility Study.  Patented claims are owned real property and unpatented claims are held subject to the paramount title of the United States and remain valid for as long as the claim contains a discovery of valuable minerals as defined by law and the holder pays the applicable fees.

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

The Mt. Hope Lease Agreement requires a royalty advance (the “Construction Royalty Advance”) of 3% of certain construction capital costs, as defined in the Mt. Hope Lease, upon the earliest of the Company’s securing project financing in sufficient amounts to develop and put into operation the Mt. Hope property at an annual production level of at least 10 million pounds or October 19, 2008.

Eureka Moly has the right to defer the Construction Royalty Advance for one or two years by payment of a deferral fee (the “Deferral Fee”) in the amount of $350,000 on or before October 19, 2008 and October 19, 2009 in the event project financing for the project has not been secured by each of the dates.  On October 17, 2008 Eureka Moly paid the $350,000 Deferral Fee discussed above to MHMI thereby deferring the Construction Royalty Advance. Through December 31, 2008, we have paid $3.3 million of the total Construction Royalty Advance.  Any remaining unpaid Construction Royalty Advance amounts on October 19, 2011 must be paid 50% on October 19, 2011 and the other 50% is due on October 19, 2012.

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

Eureka Moly is obligated to pay a portion of the Construction Royalty Advance each time capital is raised for the Mt. Hope Project based on 3% of the expected capital to be used for those certain construction capital costs defined in the lease.  Based on the current estimate of raising capital and developing and operating the mine, we believe Eureka Moly’s future contractual obligations under the Mt. Hope Lease will be as shown in the following table.  This estimate is based on current estimates of the timing of securing project financing and the construction capital costs estimated in the Bankable Feasibility Study (in thousands).

Mt. Hope Lease Obligations

Year	Deferral Fees	Advance Royalties	Total
2009	$350	$2,500	$2,850
2010	—	19,650	19,650
2011	—	—	—
Thereafter (1)	—	—	—
Total	$350	$22,150	$22,500

(1)          After the mine begins production, Eureka Moly estimates that the Production Royalties will be in excess of the Annual Advance Royalties for the life of the project and, further, the Construction Royalty Advance will be fully recovered (credited against MHMI Production Royalties) by the end of 2012.

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

(b)          Exxon Production Royalty

Exxon will receive a perpetual 1% royalty interest in and to all ores, metals, minerals and metallic substances mineable or recoverable from the Mt. Hope Project, equal to 1% of the total amount of gross payments received from the purchaser of ores mined/removed/sold from property net of certain deductions.

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

Climate

Climate in the area is moderate, with average highs in July of about 86 degrees Fahrenheit and lows in January of about 17 degrees Fahrenheit.  Precipitation in the area is relatively low with annual rainfall averages of about 12 inches.  Operations at the site are planned to continue year-round.

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

Water Rights and Surface Rights

Planned water wells, located approximately 6 miles to the west of the planned operating facilities, are anticipated to supply approximately 7,000 gallons per minute (gpm) to the Mt. Hope Project.  Exploration for water is complete.  The process of Applications to Change in points of diversion and manner of use of the purchased water rights is in process and is expected to be complete in the first half of 2009.  A pre-hearing conference occurred on March 17, 2008 and hearings on protests to the Applications to Change occurred during the week of October 13, 2008 with the State Engineer.  We expect the State Engineer to grant our water rights applications for the project in the first half of 2009.

Surface rights on the Mt. Hope Project include BLM open range grazing rights and stock water rights.  Two power line easements cross within the property boundaries.  A 345 kV transmission line  runs north-south on the western edge of the property and the other easement is a medium-voltage power line that runs from the old mill facilities east along the main existing access road that connects to State Route 278 to the eastern property boundary.

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

The major valleys in the Mt. Hope region are Diamond Valley to the east, Garden Valley to the north, and Kobeh Valley to the west.  Diamond and Garden Valleys are elongated in a north-south direction.  Kobeh Valley is located to the west and southwest of Mt. Hope.

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

History

Prior Ownership and Results of Exploration Work Ownership

Lead-zinc ores were discovered at Mt. Hope in 1870, and small scale mining was carried out sporadically until the 1970s.  Zinc and adjacent copper mineralization were the focus of drilling activities by Phillips Petroleum in the early 1970s and by ASARCO and Gulf (“ASARCO”) in the mid-1970s which outlined further zinc mineralization.  The last drill hole of this series encountered significant molybdenum mineralization at depth west of the zinc deposits.  The significance of this mineralization was first recognized by ASARCO in 1976, but ASARCO did not reach an agreement with MHMI to test this potential.

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

Geology

Central Nevada includes a band of north-south trending mountain ranges that are composed of rock units characterized into three groups: (1) Western Assemblage rocks made up of carbonaceous shale, mudstone, chert, and volcanic rocks; (2) Eastern Assemblage rocks consisting of thick sequences of carbonate and clastic rocks; and (3) overlap assemblages of mixed carbonate and coarse to fine silclastic rocks.

The Western Assemblage was thrust faulted eastward over the Eastern Assemblage.  This area of thrusting is known as the Roberts Mountain Thrust Zone.  Rocks that were shed off the fore front of the thrust sheet formed the overlap assemblage.  Mt. Hope is located on the leading edge of this zone on the west side of the overlap group of rocks.

The Mt. Hope deposit is located on the eastern edge of a mineral belt linking deposits of diverse ages along a northwest-southeast trending line.  The Battle Mountain-Eureka mineral belt, 240 miles long, has served to localize intrusive and mineralizing activity and has resulted in major deposits of gold, silver, copper, and molybdenum.

The Mt. Hope deposit is centered in an elevated area of igneous rock exposure 1 by 1.5 miles in size.  The complex contains extrusive igneous rocks derived from a common volcanic source.  Quartz porphyry, the principal molybdenum host rock, is commonly veined with quartz in the deposit area, and a quartz vein stockwork is well developed in the subsurface.  The molybdenum deposit occurs within two lobes of the quartz porphyry stock about 1,450 feet in diameter, the tops of which approach but do not reach the surface.  These stocks are important centers of molybdenum mineralization.  The mineralization, which is symmetrical about the overlapping lobes, is differentiated into separate western and eastern mineral zones.

The Mt. Hope deposit is a molybdenum porphyry, which is classified as a low fluorine, Climax type deposit.  This type of deposit has well zoned molybdenum mineralization.  The molybdenum mineral content, termed grade zoning, surrounds the central area of the deposit and forms geometries that are circular in plan and arch shaped in section.

The mineral zones or “shells” consist of quartz porphyry cross-cut by quartz stockwork veining containing molybdenite.  The higher grade shells are near the surface.

Mineralization

The main form of molybdenum mineralization is molybdenite (molybdenum disulfide) and occurs within the intrusive quartz porphyry rocks of the Mt. Hope complex and to a lesser extent in the metamorphosed Vinini formation adjacent to the southern margin of the mineralized domes.  Much of the known molybdenite is distributed around two lobes of the quartz porphyry and within two separate mineralized zones.  The top of the mineral system has, however, been faulted away exposing the high grade portion of the system and displacing little ore above the Mt. Hope fault.

A concentration of higher grade mineralization, averaging approximately 0.15% molybdenum, is present between an eastern and western mineral system.  Referred to as the overlap zone, this zone is roughly 1,300 feet in diameter and varies from 325 to 985 feet deep.  The top is 325 feet below the ground surface.  This zone is the nucleus of the open pit mineralization to be mined in the first 32 years with lower grade mineralization being mined and stockpiled during these first 32 years and being milled in the succeeding 12 years.

Exploration

Since acquiring access to the Mt. Hope Project, we have completed additional exploration drilling for molybdenum for the purposes of supporting our Bankable Feasibility Study and obtaining engineering information for items such as geotechnical design, hydrology, and condemnation for waste dumps and tailing ponds as well as infill drilling for ore calculation purposes.

The Mt. Hope Project has been extensively drilled and all core and assay results are available.  Accordingly, we have been able to analyze and quantify the mineral resource based on an extensive high quality database.  The drilling at the Mt. Hope Project has been predominately performed by utilizing diamond core methods, and subsidiary reverse circulation (RC) in areas of condemnation and water well drilling.  To date, 257 holes have been drilled into the property for a total of 300,901 feet of drilling; 232,189 feet of which is core, the remaining 68,712 feet is RC.

Mineralization to Be Mined

The table below summarizes the ore and head grades we expect to be milled under our BFS mine plans for Mt. Hope.

Mill Feed Ore Statistics

Category	Ktons	Average Grade Mo%	Mo Recovery %
Ore in Years 1-5	110,346	0.103	87.7
Ore in Years 1-10	220,737	0.094	87.3
Ore in Years 1-20	439,195	0.086	86.2

The modeled pit, including the above mineralized material, contains an estimated 2.7 billion tons of total material.  From the inception of production through year 32, the mill will process 702,953 thousand tons of ore at an average head grade of 0.078%.  During this time period low grade ore totaling 262,973 thousand tons with an average head grade of 0.042% will be stockpiled for later feed into the mill from years 32 through 44.  Waste material totaling 1,741,815 thousand tons will also be mined and disposed of on site.  The total production is based on a life of mine and a 0.034% Mo cutoff grade.

Mining

The Mt. Hope Project is planned for production by conventional large-scale, hard-rock, open-pit mining methods.  The current mine plan provides for primary loading by two electric cable shovels and two front-end loaders.  The mine fleet is expected to include 24 240-ton trucks by the end of the first full year of production, 18 of which will be used for the pre-stripping period.

Ore will be hauled directly to the crusher at the southeast side of the pit.  Waste will be delivered to one of four waste sites located around the mine.  One low grade stockpile will be located to the east of the pit.  The low grade material will be re-handled and processed through the plant following the initial 32 years of mining.  The planned storage of low-grade ores is 263 million tons at a grade of 0.042% Mo.

Process Overview

The process circuit will include:

•                  Primary Crusher & Coarse Ore Stockpile—The primary crusher (60x89 superior gyratory) will be located adjacent to the pit and crushed ore will be fed to a 70,000 ton live capacity stockpile.

•                  SAG & Ball Mill Circuit—Ore will be reclaimed from the stockpile from one of four feeders and fed by conveyor to the SAG mill.  The design will allow for the addition of pebble crusher.  Following the SAG mill, the ore will be ground to 80% passing 150 microns in the two balls mills at an average daily processing rate of 60,625 tons.

•                  Flotation Circuit—Following the grinding circuit, the ore will be processed in a conventional flotation plant.  The molybdenum ore will be treated through two banks of rougher/scavenger flotation, one stage of first cleaners followed by regrind, and four additional stages of cleaner flotation.  Some molybdenum concentrates with higher levels of contaminant metals will be treated through a concentrate leach facility to produce the final molybdenum concentrate.  Recent metallurgical results indicated that an estimated mill recovery of approximately 85.8% is achievable across grades ranging from 0.04% through 0.1% Mo with final concentrate grades of approximately 54% to 56% Mo.  The initial 32 years of higher-grade ores will achieve recoveries of about 87%.

•                  Roaster Circuit—Molybdenum concentrate will be further processed in two multi-hearth roasters to produce technical grade molybdenum trioxide product.  The roasting facility will provide a fully integrated process.

Tailing Facility

The proposed mining and processing operation is expected to produce approximately 22 million tons of tailing (including SO2 scrubber residue) per year.  Approximately 966 million tons of tailing will be produced under the current mine plan.  The Tailing Storage Facility (“TSF”) layout provides for the construction of one tailing impoundment that will contain the first 30 years of operations.  A second facility is planned for the remaining years of the mine life.  The tailing impoundments will be constructed with HDPE plastic liners for groundwater protection.

Bankable Feasibility Study and Subsequent Revisions

On August 30, 2007, we completed the Bankable Feasibility Study which established proven reserves totaling 189,675 thousand tons of ore at an average grade of 0.083% molybdenum sulfide and probable reserves totaling 776,251 thousand tons of ore at an average grade of 0.065% molybdenum sulfide.  The BFS included an estimate of the initial capital for the Mt. Hope Project (including the roaster) of approximately $852 million and project direct cash operating costs of $4.42 per pound of molybdenum for the first five years of operations.

On September 9, 2008, we completed the Control Update that included an estimate of initial capital expenses of between $1,000 and $1,080 million, which was later refined to $1,039 million.  Higher initial capital expenses were primarily a result of increases in assumed commodity prices (primarily fuel costs), labor rates, and additional materials.  In addition to the $1,039 million in initial capital required, approximately $65.3 million in cash bonding, $25.8 million in Advance Royalty Payments, $23.5 million in pre-payments for electrical transmission and energy and insurance are expected to result in a total of $1.15 billion.  These amounts do not include financing costs or amounts necessary to fund operating working capital.  Average direct operating costs over the first five years were also updated, based on $80 per barrel oil-equivalent energy costs, to be $5.23 per pound.  The Company estimates that direct operating costs per pound will change approximately $0.10 per pound for every $10 per barrel oil-equivalent energy price change.  The increase in the direct operating cost per pound from the BFS was primarily related to higher commodity price assumptions, higher power requirements, as well as higher labor rate assumptions.  These cost estimates are based on 2008 constant dollars and will be subject to cost inflation or deflation.  We expect that these cost estimates will continue to evolve over time based on changes in the industry-wide cost structure as well as changes in our operating strategies and initiatives for the project.

Statement of Reserves and Mineralized Material

Units = Short Tons

Reserves

		Proven Reserves		Probable Reserves		Proven+Probable Reserves
			Sulfide		Sulfide
Cutoff Grade			Mo		Mo		Sulfide
K$ Net/hr	%Mo Sulfide	Ktons	Grade%	Ktons	Grade%	Ktons	Mo Grade%

$3.000	0.034%	189,675	0.083	776,251	0.065	965,926	0.068

Additional Mineralized Material

		Measured		Indicated		Measured+Indicated
			Sulfide		Sulfide
Cutoff Grade			Mo		Mo		Sulfide
K$Net/hr	%Mo Sulfide	Ktons	Grade%	Ktons	Grade%	Ktons	Mo Grade%

$0.001	0.024%	11,089	0.029	98,552	0.030	109,641	0.030

Mineralized material is tabulated at the cutoff grade of 0.024% Mo. Breakeven cutoff covers the cost to mine and process the material. The Moly cutoff grades in sulfide form are close approximations to K$Net/hr.

As noted above, the overall capital cost estimate for the Mt. Hope Project is $1.15 billion.  Cost estimates for certain items identified are summarized below.  Despite volatile commodity and energy prices over the past year, we are maintaining our capital estimate at this time.  The overall project costs include an estimated contingency amount and, within such contingency amount, we can experience higher than projected costs for certain line items without an increase in the overall project costs.  We will continue to monitor changing commodity and other prices as engineering and construction of Mt. Hope continues.

Estimated Capital Costs	$ Millions
Mine Preproduction Stripping	$57
Initial Mine Equipment	$143
Process Plant and Infrastructure	$726
Owners Costs	$91
Community and Housing Infrastructure	$22
Total Estimated Initial Capital	$1,039

In addition to the foregoing costs, prior to commencement of production on the Mt. Hope Project, we anticipate Eureka Moly will be required to post cash bonds for initial reclamation financial assurance totaling $65.3 million and we will be required to pay approximately $25.8 million in Advance Royalties under the Mt. Hope Lease and $23.5 million in pre-payments and insurance.  Ongoing replacement and sustaining mine equipment and process plant capital over the expected 44-year operating life plus the three-year reclamation period is currently estimated to be approximately $548.4 million (100% basis).

Pricing

The worldwide molybdenum price has fluctuated between $5.33 per pound in 2003 to over $40.00 per pound in 2005.  In 2008, molybdenum prices averaged $28.51 per pound and have averaged $29.03 per pound over the previous three years.  However, molybdenum prices fell substantially between October 2008 and February 2009 from approximately $33.50 per pound to current levels near $8.90 per pound in February 2009.  We believe that a substantial amount of the price fall was attributed to a combination of tightening credit conditions on molybdenum trading companies, forcing them to liquidate inventories, and a severe steel production reaction to deteriorating economic conditions, causing steel producers to reduce purchases of raw materials, including molybdenum, in an effort to rapidly decrease production.

In our feasibility study and for our financial evaluations, we use molybdenum prices prepared by an independent commodities research company, CPM Group.  Their research is a comprehensive look at both the supply and demand side of the molybdenum market.  Through their research, they forecast global growth rates for molybdenum for both supply and demand.  Despite current low molybdenum price levels, CPM Group continues to forecast substantially higher prices in the future.  From their report dated November 17, 2008, the resulting market price assumptions per pound of molybdenum contained in TMO are used in our financial analysis of Mt. Hope including $25.00 in 2011; $25.50 in 2012; $20.00 in 2013; $18.34 in 2014; $17.50 in 2015; $17.00 in 2016 and $16.50 thereafter.

Production

Production over the life of the project is estimated to be 1.1 billion pounds of saleable molybdenum.  Production over the first five years is estimated to average approximately 40 million pounds of molybdenum.  Cash costs over the first five years of production, including forecast royalty payments that vary with molybdenum prices, are estimated to be approximately $6.41 per pound of molybdenum, at approximately $80 per barrel oil equivalent energy prices.  Life of mine cash costs are estimated to be approximately $8.20 per pound of molybdenum at $80 per barrel oil, inclusive of expected royalty payments.

Description of the Liberty Property

On March 17, 2006, we purchased the Liberty Property, an approximately ten square mile property in Nye County, Nevada, including water rights, mineral and surface rights, buildings and certain equipment from High Desert Winds LLC (“High Desert”), pursuant to an option granted to us by High Desert in February 2005.  The property includes the former Hall molybdenum and copper deposit that was mined for molybdenum by open pit methods between 1982 and 1985 by Anaconda and between 1988 and 1991 by Cyprus.  Equatorial Tonopah, Inc. mined copper from 1999 to 2000 on this property, although their operations were in a separate open pit also located on the property.  Much of the molybdenum deposit was drilled but not developed or mined by these previous owners.  At closing, we paid High Desert a cash payment of $4.5 million for a portion of the property, and in November 2006, made an additional payment of $1.0 million for the remainder of the property.

On January 30, 2007, we purchased Equatorial Mining North America, Inc. and its two subsidiaries, which owned a 12% net smelter returns (NSR) royalty on the Liberty Property, from Equatorial Mining Pty.  Limited, which effectively eliminated all third party royalties on the property.  The consideration paid for the Equatorial acquisition was $4.8 million with an additional deferred payment of $6 million due upon commencement of commercial operation of the property.  In connection with the transaction, we acquired $1.2 million in cash accounts and assumed certain environmental liabilities on the reclaimed site.  Additionally in 2007, we purchased all outstanding mineral claims associated with this property that were not previously owned by us thus giving the Company 100% control over all mineral rights within the boundary of the property.  Additionally, we hold claims on BLM property adjacent to the patented grounds.

Since purchasing the Liberty Property, we have completed two drilling programs that identified mineralization totaling 433 million tons averaging 0.071% molybdenum and 0.07% copper.

We completed a pre-feasibility study on the Liberty Property in April 2008 that detailed initial capital and operating costs, anticipated mining and milling rates and permitting requirements.  The Liberty Property is a follow-on project to the Mt. Hope Project that we intend to actively pursue following a project financing of the Mt. Hope Project, and dependent on market conditions.

History

In 1955, Anaconda leased and optioned the Liberty molybdenum prospect and mine in order to evaluate extensive molybdenum and copper occurrences.  From 1956 through 1966, Anaconda explored or delineated molybdenum mineralization over an approximate one mile square area.  Drilling indicated extensive mineralization from the surface to a depth of approximately 2,000 feet.  Drilling delineated approximately 200 million tons of mineralization grading 0.091 percent molybdenum which was included in a long term mining plan.  Mine construction began in 1979 with production from the Hall Mine starting in 1981.  Anaconda ceased operations in 1985 due to low metal prices.  Between 1982 and 1991, Anaconda and successor operator Cyprus Minerals mined a total of 50 million tons of ore grading 0.11 percent molybdenum.  No further molybdenum mining took place after 1991, leaving an estimated 150 million tons of the plan un-mined at a grade of 0.09 percent molybdenum.

A 100 million ton copper zone independent of the molybdenum was the subject of a copper leach operation by Equatorial between 1995 and 2002.  Approximately 10 million tons were mined before operations ceased in 2002.  The copper zone is not currently being evaluated.

The molybdenum mine remains open and is easily accessed for mining.  Various facilities and improvements continue to exist on the property that may be of future use for molybdenum operations including a power supply, water rights, water and well system, office and truck and vehicle shops, thickening tanks, water and fuel tanks, roads and other structures.  All of the mobile equipment was removed from the property.  Much of the plant area was reclaimed after the 2002 closure with most of the crushing, conveying, grinding, concentrator equipment and other milling equipment being removed from the property.

Our combined purchases of the assets and mineral rights at the Liberty Property included all of the lands required for future operations and all of the mineral rights without reservations or royalties.  The initial years for a new molybdenum operation and mine on this property will be entirely on fee lands owned by us.  As a result, permitting will be through state agencies, including the Nevada Department of Environmental Quality (NDEP), and we will not be required to go through the Federal NEPA permitting process.  Based on this and because we will be seeking to permit what has been a previous mining operation, we expect to have an expedited permitting schedule as compared to other greenfield start-up projects, such as Mt. Hope.

Geology

The ore body at the Liberty Property is geometrically displayed as a cylinder, roughly coincident with and draped across, the igneous contact of a Cretaceous quartz porphyry stock and the metamorphosed volcanic host rock.  The cylinder plunges -350 to the southeast.  Molybdenite occurs as selvages on stockwork quartz veins and on bedding planes and tensional shears in the country rock with the majority of the molybdenum resource located in the intrusive.  Current estimated contained resource is 433 million tons of 0.071% molybdenum.

Host rocks consist of fine grained volcaniclastic rocks, formerly identified as schists and quartzites, intruded by Cretaceous coarse grained quartz-feldspar porphyry.  These are overlain by Tertiary volcanic rocks varying from rhyolitic welded ash-flow tuffs to dacitic and basaltic lava flows.  Tertiary andesite dikes intrude the welded tuffs.

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

Our mineral property holdings in Shoshone County, Idaho include lands contained in mining districts that have been designated as “Superfund” sites pursuant to CERCLA.  This “Superfund Site” was established to investigate and remediate primarily the Bunker Hill properties of Smelterville, Idaho, a small portion of Shoshone County where a large smelter was located.  However, because of the extent of environmental impact caused by this large smelter, the Superfund Site covers the majority of Shoshone County including our Chicago-London and Little Pine Creek properties (which are distant from the original smelter location) as well as many small towns located in Northern Idaho.  We have conducted a property environmental investigation of these properties which revealed no evidence of material adverse environmental effects at either property.  We are unaware of any pending action or proceeding relating to any regulatory matters that would affect our financial position due to these inactive mining claims in Shoshone County.

Applicable Mining Laws

Mining in the State of Nevada is subject to federal, state and local law.  Three types of laws are of particular importance to the Mt. Hope Project: those affecting land ownership and mining rights; those regulating mining operations; and those dealing with the environment.

The Mt. Hope Project is situated on lands owned by the United States (“Federal Lands”).  Eureka Moly, as the owner or holder of the unpatented mining claims, has the right to conduct mining operations on the lands subject to the required operating permits and approvals, compliance with the terms and conditions of the Mt. Hope Lease, and compliance with applicable federal, state, and local laws, regulations and ordinances.  On Federal Lands, mining rights are governed by the General Mining Law of 1872, as amended, 30 U.S.C. UU 21-161 (various sections), which allows for the location of mining claims on certain Federal Lands upon the discovery of a valuable mineral deposit and on proper compliance with claim location requirements.  Historically, the holder of an unpatented mining claim could, upon strict compliance with legal requirements, file a patent application to obtain a full fee title to the surface and mineral rights within the claim; however, continuing Congressional moratoriums have precluded new mining claim patent applications since 1993.

Aside from environmental regulations, the operation of mines is governed by both federal and state regulatory programs.  The predominant non-environmental Federal regulatory program affecting operation of the Mt. Hope Project is the mine safety regulations administered by Mine Safety and Health Administration.  Additional federal laws, such as those governing the purchase, transport or storage of explosives, and those governing communications systems, labor and taxes also apply.  State non-environmental regulatory programs affecting operations include the permitting programs for drinking water systems, sewage and septic systems, water rights appropriations, Department of Transportation, and dam safety (engineering design and monitoring).

Environmental regulations require various permits or approvals before any mining operations on the Mt. Hope Project can begin.  Federal environmental regulations are administered primarily by the BLM.  The EPA has delegated authority for the Clean Water Act and Clean Air Act to the State of Nevada.  The Nevada Division of Environmental Protection (the “NDEP”), therefore, has primacy for these programs and is responsible for administering the associated permits for the Mt. Hope Project.  The Bureau of Mining Regulations and Reclamation (“BMRR”) within NDEP also administers the permits for Water Pollution Control and reclamation.  The NDEP also administers the permit program for onsite landfills.  The Nevada Division of Wildlife administers the artificial industrial pond permit program.  Local laws and ordinances may also apply to such activities as waste disposal, road use and noise levels.

Permitting

Permit Acquisition and Fundamental Environmental Permitting Considerations

We have initiated a plan to obtain the required principal environmental operating permits for the Mt. Hope Project in anticipation of a possible construction start in late 2009.  A staged permit acquisition program is in progress.  Baseline studies and data acquisition to support permitting were initiated in the fourth quarter of 2005 and were completed in January 2009.  Facility designs and operational plans have been refined as data was collected and reviewed to minimize environmental impacts and facilitate the permitting process.  The Mt. Hope Project is large, even in the context of other mining in Nevada.  Permits for large, long-lived mines are the same as that for smaller mines, and the same regulations, regulatory agencies and standards apply.  The planned mining and processing operations are consistent with numerous other permitted projects in Nevada, in terms of methods, facility design, equipment, and related engineering plans.

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

Environmental Inventories

There are certain environmental evaluations that routinely must be completed in order to provide the information against which project impacts are measured.  Both the BLM and the NDEP have requirements to profile existing conditions and to evaluate what effects will result from implementing the project plans on the Mt. Hope Project within the mine plan.

Background information on geology, air quality, soils, biology, water resources, wildlife, vegetation, noise, visual resources, social and economic conditions, and cultural resources have been assembled and have been submitted to the appropriate regulatory agencies.

Mt. Hope Permitting Requirements

As noted previously, numerous environmental permits are required to initiate operations at the Mt. Hope Project.  However, five of these permits are the most significant in terms of the level of analysis and support documentation required to assess the potential for associated environmental impacts, and review time and associated costs.  The most significant permits include the Plan of Operations approval, Water Appropriations Permits, Water Pollution Control Permit, Reclamation Permit and Air Quality Permit.

Plan of Operations Approval—Bureau of Land Management

A Plan of Operations (“POO”) was submitted to BLM and was subsequently revised to address BLM review comments.  In September of 2006, the BLM determined that the revised POO met the regulatory requirements with respect to completeness and comprehensiveness.  Since then additional updates have been submitted to accommodate additional detail based on progression of project design.  Prior to the BLM being able to approve the Plan of Operations and the commencement of our project related operations on public lands, the BLM must comply with the requirements of the United States National Environmental Policy Act (the “NEPA Process”).  The NEPA requirements include preparation of an Environmental Impact Statement (“EIS”), which is a complete review of the environmental impacts associated with the project as well as alternatives to the project.  Preparation of an EIS requires the completion of several baseline studies in the Mt. Hope Project area, including but not limited to cultural, biological, ground water and geochemical studies.

The initial POO was submitted to the BLM in June 2006.  Studies supporting other required permits have been completed and reviewed with State regulatory agencies.  Potential environmental issues associated with the proposed operations have been identified and mitigation measures have been developed to minimize potential impacts.  These actions are anticipated to support permitting efforts and to reduce potential environmental liability.

Issues of concern are primarily related to geochemistry and the associated potential for acid generation from waste rock, the water quality in the post-mining pit lake, and the potential mobilization of constituents in the tailing.  Other significant potential impacts include effects of groundwater pumping on existing water rights and/or surface water flows, air emissions, reduction of wildlife habitat, and the socioeconomic impact to the community of Eureka.  Extensive laboratory testing has been conducted to fully evaluate the geochemistry of all material types that will be mined.  The waste rock disposal facilities and tailing impoundment designs incorporate components to minimize potential impacts, consistent with accepted and demonstrated industry practices.  State of the art hydrological and geochemical computer modeling predicts that the post-mining pit lake water quality will not pose a threat to wildlife and will therefore not require treatment. Air emissions will be reduced by using state-of-the-art control technology and leading industry practices.  A detailed reclamation plan has been developed to re-establish wildlife habitat.  Other resource-specific mitigation plans have been developed, including those for wild horses and burros, cultural resources, the Pony Express Trail, sage grouse habitat, water resources, bats, and fugitive dust.  Eureka Moly is working with Eureka County to identify opportunities to mitigate socioeconomic impacts.

Baseline studies to completely characterize the existing environmental conditions were completed in January 2009.  These baseline studies support a full analysis of impacts, as required by the BLM review process.  Eureka Moly has five Notice-level (less than 5 acres of disturbance) approvals from BLM to conduct drilling and other surface activities to further define the geology, hydrology, collect metallurgical samples, support geotechnical analysis and collect other information needed to refine operational plans and designs.  Environmental regulations related to reclamation require that the cost for a third party contractor to perform reclamation activities on the mine site be estimated.  This reclamation cost estimate, once approved by BLM and the NDEP will become the basis for the required bond amount.  Eureka Moly will be required to post a financial instrument upon receiving the ROD to provide a guarantee that this amount will be available to BLM and NDEP for use in conducting reclamation should we become insolvent or default on our reclamation obligations.  Although the Reclamation Permit is administered by the NDEP-BMRR, BLM review is required and the reclamation cost estimate must be approved in conjunction with approval of the POO.

Although the POO describes anticipated activities at the mine for the entire mine life, Eureka Moly intends to phase the reclamation bond to reduce bond maintenance costs.  The phased reclamation cost estimate will address the anticipated activities for a three-year period from the point of POO approval.  The bond estimate must then be recalculated every three years to include the current activities and those activities anticipated to be completed during the subsequent three-year period.  It is estimated, based on project assumptions that the project reclamation bonding requirements during the first three-year period will be approximately $65 to $67 million.  The estimated cost of reclamation will increase with every three-year update in conjunction with the growth of the waste rock pile and the tailing impoundments.  It is estimated that bond costs could reach $125 million at the anticipated end of the project (year 44).

Water Appropriation Permits—Nevada Division of Water Resources

The Mt. Hope Project is primarily centered between two water basins: the Kobeh Basin and the Diamond Basin.  Operation of the Mt. Hope Project is expected to require 7,000 gallons per minute (gpm) of fresh water that will be sourced from wells located in Kobeh Valley, west of the Mt. Hope Project.  The Company has purchased from existing water rights holders essentially all available water rights in the Kobeh Basin, totaling more than 16,000 acre feet annually.  The Company believes it has sufficient water rights for its planned mining and milling operations.  Applications to Change have been filed and are awaiting action by the State Engineer following a hearing in October 2008.  The Company currently anticipates receiving water appropriation permits in the first half of 2009.

Water Pollution Control and Reclamation Permits—Nevada Division of Environmental Protection—Bureau of Mining Regulation and Reclamation

The BMRR administers the programs for the Water Pollution Control (WPC) Permit and the Reclamation Permit, both of which are required for the Mt. Hope Project.  The WPC Permit program specifies design criteria for containment of process fluids and mandates development of monitoring, operational and closure plans.  We believe that the standards for facility design are well-defined and we do not anticipate that the WPC permitting process will be delayed by technical issues.  In addition, the permit review process is well-defined, including timelines, and is codified in regulation.  This results in a typical permitting timeline of approximately nine months.  The permit application was submitted in the third quarter of 2008 and we anticipate receiving the WPC Permit in the first half of 2009.

Air Quality Permit—Nevada Division of Environmental Protection—Bureau of Air Quality

Prior to the commencement of construction activities and in conjunction with facility operations, an air quality permit will be necessary.  The Nevada Bureau of Air Quality regulations categorize permit types as Class 1 or Class 2, based on the estimated emissions amounts.  The Mt. Hope Project is subject to a Class 2 permit (smaller emissions) based on preliminary emissions estimates.  The permit application included an emissions inventory and dispersion modeling to demonstrate that emissions from the project will not exceed established air quality standards.  Emissions are primarily associated with the crush/grind circuit (particulate matter) and the roaster (sulfur oxides).  Roaster emissions will be controlled with a 99.7% estimated removal efficiency for sulfur oxides. The permitting timeline for this permit is typically six to nine months.  The permit application was submitted in the third quarter of 2008 and we currently anticipate receiving the permit in the first half of 2009.

Liberty Property Permitting Requirements

We anticipate that the permitting schedule for the Liberty Property will be shorter than for the Mt. Hope Project, due to a relatively shorter permitting process under Nevada State regulations as opposed to the Federal NEPA process.  We control over 14,000 acres, including 5,054 acres of fee land, 946 acres of patented lode claims, 63 acres of patented mill site claims and 7,984 acres of unpatented lode claims.  By locating proposed operations entirely on private lands the requirement to evaluate environmental impacts under NEPA is not required.  Other permits including the water pollution and control, reclamation and air quality as described in previous sections would be required for the Liberty Property site and the level of analysis and time required is anticipated to be consistent with those described for Mt. Hope Project.

In addition to land ownership, two other factors distinguish this property from Mt. Hope with respect to environmental permitting.  First, water consumption is not as significant an issue at Liberty.  Unlike Mt. Hope, the areas surrounding Liberty are not extensively irrigated.  In addition, we own significant water rights at the Liberty site.  Second, the area has been mined previously which has resulted in significant surface disturbance.  By conducting exploration drilling on pre-existing disturbance to the extent possible, the amount of disturbance created by exploration drilling is greatly reduced, and permitting requirements to support exploration are reduced.  Furthermore, there is extensive environmental information developed to support permitting of the previous mine operation.  We anticipate that this information can be used to streamline the permitting process for us by reducing the amount of baseline studies and other technical information that must be developed.

Other United States Regulatory Matters

The Resource Conservation and Recovery Act (“RCRA”) and related state laws regulate generation, transportation, treatment, storage, or disposal of hazardous or solid wastes associated with certain mining-related activities.  RCRA also includes corrective action provisions and enforcement mechanisms, including inspections and fines for non-compliance.

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

ITEM 1A. RISK FACTORS

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

Our investors may lose their entire investment in our securities

An investment in our securities is speculative and the price of our securities has been and will continue to be volatile.  Only potential investors who are experienced investors in high risk investments and who can afford to lose their entire investment should consider an investment in our securities.

The recent disruptions in the overall economy and financial markets have and may continue to adversely impact our business

Many industries, including mining companies, have been affected by current economic factors, including the significant deterioration of global economic conditions and declines in the availability of financing through credit and capital markets.  The recent disruptions in the overall economy and volatility in the financial markets have greatly reduced, and may continue to reduce, the demand for steel and other products utilizing molybdenum.  Such disruptions have caused and may continue to cause steel producers to reduce purchases of raw materials and molybdenum trading companies to liquidate inventories, depressing molybdenum prices, which fell substantially between October and December of 2008 from approximately $33.50 per pound to current levels near $8.90 per pound.  These disruptions, as well as economic disruptions in the banking industry and the capital markets, including the restructuring of various commercial and investment banking organizations, have made it more difficult and could continue to adversely affect our ability to access the credit markets for capital needed to develop the Mt. Hope Project and satisfy our contribution obligations under the Mt. Hope Joint Venture.  The price of molybdenum may not rise, and financial and credit markets may not improve to permit us to obtain financing for the Mt. Hope Project on our current schedule, or at all.  Government responses to the disruptions in the financial markets may not succeed in restoring consumer confidence, stabilizing the markets, or increasing liquidity and the availability of credit.

Our profitability depends largely on the success of the Mt. Hope Project, the failure of which would have a material adverse effect on our financial condition

We are focused primarily on the development of the Mt. Hope Project.  Accordingly, our profitability depends largely upon the successful development and operation of this project.  We are currently incurring losses and we expect to continue to incur losses until sometime after molybdenum production begins at the Mt. Hope Project.  Eureka Moly may never achieve production at the Mt. Hope Project and may never be profitable even if production is achieved.  The failure to successfully develop the Mt. Hope Project would have a material adverse effect on our financial condition, results of operations and cash flows.  Even if Eureka Moly is successful in achieving production, an interruption in operations at the Mt. Hope Project that prevents Eureka Moly from extracting ore from the Mt. Hope Project for any reason would have a material adverse impact on our business.

We require and may not be able to obtain substantial additional financing in order to fund our and Eureka Moly’s operations and if we are successful in raising additional capital, it may have a dilutive and other adverse effects on our shareholders

We will require substantial additional capital to contribute the required capital to Eureka Moly to develop the Mt. Hope Project and to construct the mining and processing facilities at any site chosen for mining.  As set forth in the BFS and subsequently updated documents, following the completion of permitting and engineering at the Mt. Hope Project, the current initial capital cost estimates for the development of the Mt. Hope Project are $1,039 million, including contingencies, but excluding working capital, reclamation bonding requirements, Advance Royalty Payments, inflation, interest and other financing costs.  These estimates are likely to change as detailed engineering continues.  We have limited financial resources, do not generate operating revenue, and must contribute to the financing of the Mt. Hope Project development costs by other means.  We or Eureka Moly may not be able to obtain the necessary financing for the Mt. Hope Project on favorable terms or at all.  Additionally, if the actual costs to complete the development of the Mt. Hope Project are significantly higher than we expect, we may not have enough funds to cover these costs and we may not be able to obtain other sources of financing.  The failure to obtain all necessary financing would prevent Eureka Moly from achieving production at the Mt. Hope Project and impede our ability to become profitable.

We are currently reviewing the technical merits of some of our interests in properties other than the Mt. Hope Project, primarily the Liberty Property.  We will also require significant additional capital to permit and/or commence mining activities at this or any of our other potential projects.  We may not be able to obtain the financing necessary to develop the Liberty Property and we may not be able to obtain the necessary financing to commence exploration activities on any of our other properties, should we decide to do so.

If additional financing is not available, or available only on terms that are not acceptable to us, we may be unable to fund the development and expansion of our business, attract qualified personnel, take advantage of business opportunities or respond to competitive pressures.  Any of these events may harm our business.  Also, if we raise funds by issuing additional shares of our common stock, preferred stock, debt securities convertible into preferred or common stock, or a sale of additional minority interests in our assets, our existing shareholders will experience dilution, which may be significant, to their ownership interest in us or our assets.  If we raise funds by issuing shares of a different class of stock other than our common stock or by issuing debt, the holders of such different classes of stock or debt securities may have rights senior to the rights of the holders of our common stock.

We may not be successful in renegotiating or delaying equipment progress payments necessary for us to conserve existing cash until additional financing can be obtained

As a continuing part of the development of the Mt. Hope Project, Eureka Moly has placed orders for mining and milling equipment that must be built to specifications and require a long lead time for engineering and manufacturing.  Some of Eureka Moly’s contractual commitments for long lead items require progress payments during the engineering and construction of the equipment and have cancellation penalties.  Our existing cash reserves are not sufficient to permit Eureka Moly to meet all of its existing contractual commitments under these equipment contracts without either additional financing or restructuring or delaying progress payment requirements under these contractual commitments.  We are actively pursuing interim financing pending the effectiveness of the ROD and the receipt of additional capital contributions from POS-Minerals to the Joint Venture or a project financing to permit Eureka Moly to meet its existing contractual commitments, while at the same time negotiating with suppliers to restructure or delay progress and other payment requirements under purchase contracts, to the extent possible, in a manner that will permit Eureka Moly to continue development of the Mt. Hope project consistent with our revised timetable.  Although Eureka Moly has successfully renegotiated or extended the payments terms of certain of its existing equipment contracts, there is no guarantee that it will successfully renegotiate or extend a sufficient number of equipment contracts to continue to be able to develop the Mt. Hope Project in accordance with our revised timetable, or that suppliers that refuse to renegotiate or extend payment terms will not make claims under the terms of existing equipment contracts.  In addition, if further renegotiations or extensions are required, there is no guarantee that Eureka Moly will be successful in obtaining any such further renegotiations or extensions.

Our inability to satisfy certain conditions under the Joint Venture agreement required to be satisfied by December 31, 2009 would allow our joint venture partner, POS-Minerals, to reduce or forego scheduled contribution payments to the Eureka Moly Joint Venture

In the event the ROD Contribution Conditions under the Joint Venture Agreement are not satisfied by December 31, 2009, our Joint Venture with POS-Minerals provides POS-Minerals the right to elect to either (1) not make the required ROD Contribution Installment due on the ROD Contribution Date and to reduce its equity ownership stake in the Joint Venture to 13.0% or (2) reduce the amount of its ROD Contribution Installment due on the ROD Contribution Date to $56.0 million with no reduction in its ownership.  In addition, if commercial production at the Mt. Hope Project is delayed beyond December 31, 2011 for reasons other than a force majeure event, the Joint Venture with POS-Minerals requires Eureka Moly to make a distribution to POS-Minerals of up to $50.0 million, with no corresponding reduction in POS-Minerals’ ownership interest in Eureka Moly.

Eureka Moly may not be able to satisfy the ROD Contribution Conditions on or before December 31, 2009, or at all.  The satisfaction of the ROD Contribution Conditions are subject to a number of factors that are beyond our control, including the issuance of the ROD by the BLM and the ability of third parties to initiate administrative or judicial appeals after the issuance of the ROD.  In addition, commercial production at the Mt. Hope Project may not commence prior to December 31, 2011, or at all.  If POS-Minerals were able to elect to reduce its capital contributions to Eureka Moly or if Eureka Moly were required to make a distribution to POS-Minerals, we may not be able to provide sufficient funding to Eureka Moly to develop the Mt. Hope Project, which could have a material adverse effect on our financial condition, results of operations and cash flows.  In addition, in such case we may be required to seek additional capital which may not be available to us on commercially reasonable terms, if at all.  Any such additional financing could dilute or otherwise adversely impact the rights of our existing shareholders.

The Eureka Moly Joint Venture agreement gives POS-Minerals the right to approve certain major decisions regarding the Mt. Hope Project

The Eureka Moly Joint Venture agreement requires unanimous approval of the members for certain major decisions regarding the Mt. Hope Project.  This effectively provides either member with a veto right over the specified decisions.  These decisions include:

•                  Approval of the operations to be conducted and objectives to be accomplished by the Mt. Hope Project (the “Program”);

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

POS-Minerals’ failure to make contributions to Eureka Moly pursuant to the Joint Venture agreement could have a material adverse impact on our ability to develop the Mt. Hope Project

Pursuant to the Eureka Moly Joint Venture Agreement with POS-Minerals, if the ROD Contribution Conditions are satisfied by December 31, 2009, POS-Minerals is scheduled to make the additional $70.0 million ROD Contribution Installment to Eureka Moly by the ROD Contribution Date to occur within 15 days after the satisfaction of the ROD Contribution Conditions.  In addition, on the ROD Contribution Date, POS-Minerals is required to fund its proportionate share of project capital and operating expenses incurred by Eureka Moly from the Closing Date to the ROD Contribution Date.

If POS-Minerals fails to make the ROD Contribution Installment, other than as a result of the ROD Contribution Conditions not being satisfied by December 31, 2009, POS-Minerals’ ownership interest in Eureka Moly will be reduced to 10.0% and POS-Minerals will be under no obligation to make the ROD Contribution Installment.

If POS-Minerals for any reason does not make the ROD Contribution Installment, we may not be able to provide sufficient funding to Eureka Moly to develop the Mt. Hope Project, which could have a material adverse effect on our financial condition, results of operations and cash flows.  In addition, in such case we may be required to seek additional capital which may not be available to us on commercially reasonable terms, if at all.  Any such additional financing could dilute or otherwise adversely impact the rights of our existing shareholders.

Fluctuations in the market price of molybdenum and other metals could adversely affect the value of our company and our securities

The profitability of our mining operations will be influenced by the market price of the metals we mine.  The market prices of specialty, base and precious metals such as molybdenum, copper, gold and silver fluctuate widely and are affected by numerous factors beyond the control of any mining company.  These factors include fluctuations with respect to the rate of inflation, the exchange rates of the U.S. dollar and other currencies, interest rates, global or regional political and economic conditions and banking crises, global and regional demand, production costs in major molybdenum producing areas and a number of other factors.  Sustained periods of low molybdenum prices would adversely impact our revenues, profits and cash flows.  In particular, a sustained low molybdenum price could:

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

Furthermore, the need to reassess the feasibility of any of our projects if molybdenum prices continue to decline could cause substantial delays.  Mineral reserve calculations and life-of-mine plans using lower molybdenum prices could result in reduced estimates of mineral reserves and in material write-downs of our investment in mining properties and increased amortization, reclamation and closure charges.

The volatility in metals prices is illustrated by the quarterly average price range from January 2002 through February 2009 for molybdenum: (lb) $2.73 - $35.37.  Average molybdenum prices are quoted in Platt’s Metals Week.  After a period of high sustained molybdenum prices in 2004 through September 2008, where the price of molybdenum averaged $27.34 per pound, the price of molybdenum, along with most other base metals, fell to approximately $8.90 per pound in February 2009.  Although we estimate the Mt. Hope Project’s average cost of production over the first five years to be approximately 70% of current molybdenum prices, a sustained period of current molybdenum prices would have material negative impacts on the Company’s profitability.

Our profitability is subject to demand for molybdenum, and any decrease in that demand, or increase in the world’s supply, could adversely affect our results of operations

Molybdenum is used primarily in the steel industry.  The demand for molybdenum from the steel industry and other industries was extremely robust through the third quarter of 2008, with demand growth averaging nearly 7% annually.  The robustness of the expansion in demand for metals such as molybdenum was primarily fuelled by growth in Asia and other developing countries.  In the fourth quarter of 2008, faced with a slowdown in global growth, steel companies substantially reduced their production levels with a corresponding reduction in the consumption of molybdenum which contributed to the decline in the price of molybdenum.  Current estimates indicate slow demand growth for molybdenum in 2009 with rebounding growth in 2010 as global GDP growth re-emerges.  However, sustained low molybdenum demand resulting from a prolonged global economic distress, may cause prolonged periods of low molybdenum prices ultimately resulting in suspension of our mining operations at our Mt. Hope Project.

A sustained significant increase in molybdenum supply could also adversely affect our results.  We estimate that during the next five years a total of 135.7 million annual pounds of production could be added to the supply of molybdenum (including 40 million of supply from our Mt. Hope Project).  In the event demand for molybdenum does not increase to consume the potential additional production, the price for molybdenum may be further adversely affected.

We are exposed to counter party risk, which may adversely affect or results of operations

The off-take agreements the Company has completed including contracts with ArcelorMittal, SeAH Besteel, and Sojitz, contain provisions allowing for the sale of molybdenum at certain floor prices, or higher, over the life of the five year agreements.  At current spot molybdenum prices, all three contracts provide for the company to sell molybdenum at above-spot prices.  In the event that our contract parties choose not to honor their contractual obligations, our profitability may be adversely impacted.

We may not be able to obtain or renew licenses, rights and permits required to develop or operate our mines, or we may encounter environmental conditions or requirements that would adversely affect our business

In the ordinary course of business, mining companies are required to seek governmental permits for expansion of existing operations or for the commencement of new operations.  In addition to requiring permits for the development of our mines, we will need to obtain various mining and environmental permits during the life of each project.  Obtaining and renewing the necessary governmental permits is a complex and time-consuming process involving numerous jurisdictions and often involving public hearings and costly undertakings on our part.  The duration and success of our efforts to obtain or renew permits will be contingent upon many variables, some of which are not within our control, including the environmental conditions at the location of the Mt. Hope Project.  Obtaining or renewing environmental protection permits, including the approval of reclamation plans, may increase costs and cause delays depending on the nature of the activity to be permitted and the interpretation of applicable requirements implemented by the permitting authority.  Eureka Moly will be required to obtain approval from the Bureau of Land Management (“BLM”) for the Mt. Hope Project plan of operation.  This approval can be obtained only after successful completion of the National Environmental Policy Act process of review and public scrutiny.  Eureka Moly will also need to obtain various state and federal permits including water protection, air quality, water rights and reclamation permits before Eureka Moly can mine and produce molybdenum products at our Mt. Hope Project.  All necessary permits may not be obtained and, if obtained, may not be renewed, or the costs involved in each case may exceed those that we previously estimated.  It is possible that the costs and delays associated with compliance with such standards and regulations could become such that we would not proceed with the development or operation of a mine or mines.

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

•                  timely availability of equipment;

•                  sustained low prices for molybdenum;

•                  acquisition of surface land and easement rights required to develop and operate the project;

•                  completion of advanced engineering; and

•                  construction of the project.

In addition, factors such as sustained low prices of molybdenum and volatility in foreign exchange or interest rates, as well as international political unrest, could adversely affect our ability to obtain adequate financing to fund the development of the project on a timely basis.  Any delays caused by our inability to raise capital when needed may lead to the cancellation or extension of, or defaults under, agreements with equipment manufacturers or a need to sell equipment already purchased, any of which may adversely impact the Mt. Hope project timeline.  Additionally, delays to the Mt. Hope Project schedule have consequences with regard to our Joint Venture agreement with POS-Minerals, including potential claims by POS-Minerals, which may serve to increase our capital obligations and further enhance this risk factor.

Our mineralization and reserve estimates are uncertain, and any material inaccuracies in those estimates could adversely affect the value of our mineral reserves

There are numerous uncertainties inherent in estimating mineralization and reserves, including many factors beyond our control.  The estimation of mineralization and reserves is a subjective process and the accuracy of any such estimates is a function of the quality of available data and of engineering and geological interpretation and judgment.  Results of drilling, metallurgical testing, production, and the evaluation of mine plans subsequent to the date of any estimate may justify revision of such estimates.  The volume and grade of mineralization and reserves recovered and rates of production may be less than anticipated.  Assumptions about prices are subject to greater uncertainty and metals prices have fluctuated widely in the past.  Further declines in the market price of molybdenum and copper may render mineralization and reserves containing relatively lower grades of ore uneconomic to exploit, which may materially and adversely impact our reserve and mineralization estimates at our projects.  Changes in operating and capital costs and other factors including, but not limited to, short-term operating factors such as the need for sequential development of ore bodies and the processing of new or different ore grades, may also materially and adversely affect mineralization and reserves.

Any material inaccuracies in our production estimates could adversely affect our results of operations

We have prepared estimates of future molybdenum production.  We or Eureka Moly may never achieve these production estimates or any production at all.  Our production estimates depend on, among other things:

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

•                  the availability of financing at economically feasible cost; and

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

Legal title to the properties in which we have an interest may be challenged, which could result in the loss of our rights in those properties

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

Our ability to operate our company effectively could be impaired if we lose key personnel or if we are not able to attract and retain the additional personnel we will need to develop any of our projects, including the Mt. Hope Project

We are a small company with a limited operating history and relatively few employees.  The development of any of our proposed projects, including the Mt. Hope Project, will place substantial demands on us.  We depend on the services of key executives and a small number of personnel, including our Chief Executive Officer, Chief Financial Officer, Vice President of Engineering and Construction, Vice President Business Development and Marketing, Mt. Hope General Manager, Controller and Treasurer, and Director of Permitting.  We will be required to recruit additional personnel and to train, motivate and manage these new employees.  The number of persons skilled in the development and operation of mining properties is limited and significant competition exists for these individuals.  We may not be able to employ key personnel or to attract and retain qualified personnel in the future.  We do not maintain “key person” life insurance to cover our executive officers.  Due to the relatively small size of our company, the loss of any of our key employees or our failure to attract and retain key personnel may delay or otherwise adversely affect the development of the Mt. Hope Project, which would have a material adverse effect on our business.

We rely on independent contractors and experts and technical and operational service providers over whom we may have limited control

Because we are a small development stage company, we rely on independent contractors to assist us with technical assistance and services, contracting and procurement and other matters, including the services of geologists, attorneys, engineers and others.  Our limited control over the activities and business practices of these service providers or any inability on our part to maintain satisfactory commercial relationships with them may adversely affect our business, results of operations and financial condition.

Changes to the General Mining Law of 1872 and related Federal legislation that impact unpatented mining claims could adversely impact the Mt. Hope Project

The Mt. Hope Project is located substantially on unpatented mining claims administered by the BLM.  Mining on unpatented mining claims is conducted pursuant to the General Mining Law of 1872 and amendments thereto.  Legislation for the amendment of the mining laws applicable to mining property has been considered by the United States Congress which may include imposition of a governmental royalty and new permitting and environmental rules.  Amendments to the mining laws could cause delays, increase the costs and have an adverse effect on the returns anticipated from the Mt. Hope Project.

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

We anticipate significant capital expenditures over the next several years in connection with the development of the Mt. Hope Project.  In the past several years, costs associated with capital expenditures have escalated on an industry-wide basis as a result of major factors beyond our control, including the prices of oil, steel and other commodities.  Increased costs for capital expenditures have an adverse effect on the returns anticipated from the Mt. Hope Project.  Such cost pressures have recently subsided, although they could return within the Mt. Hope or Liberty project development horizon.

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

Legislation, including the Sarbanes-Oxley Act of 2002, may make it difficult for us to retain or attract officers and directors and increase the costs of doing business which could adversely affect our financial position and results of operations

We may be unable to attract and retain qualified officers, directors and members of board committees required to provide for our effective management as a result of the recent changes and currently proposed changes in the rules and regulations which govern publicly-held companies.  The Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of directors and executive officers.  We are a small company with a limited operating history and no revenues or profits, which may influence the decisions of potential candidates we may recruit as directors or officers.  The perceived increased personal risk associated with these requirements may deter qualified individuals from accepting these roles.  In addition, costs of compliance with such legislation could have a significant impact on our financial position and results of operations.

Any adverse results from evaluation of our internal controls under Section 404 of the Sarbanes-Oxley Act of 2002 could result in a loss of investor confidence in our financial reports and have an adverse effect on the price of our common stock

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required on an annual basis to furnish a report by management on our internal controls over financial reporting.  Such report will contain, among other matters, an assessment by our senior management of the effectiveness of our internal control over financial reporting.  This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by our management.  Beginning with this annual report for the year ended December 31, 2008, we must also include a statement that our auditors have issued an attestation report on our management’s assessment of such internal controls.  Public Company Accounting Oversight Board Auditing Standard No. 5 provides the professional standards and related performance guidance for auditors to attest to, and report on, our management’s assessment of the effectiveness of internal control over financial reporting under Section 404.

We are required to assemble the system and processing documentation and perform the evaluation needed to comply with Section 404, which is both costly and challenging.  We cannot be certain that we will be able to complete our evaluation, testing and any required remediation in a timely fashion in future years.  During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that such internal control is effective.  If we are unable to assert that our internal control over financial reporting is effective as of any future period (or, if our auditors are unable to attest that our management’s report is fairly stated or they are unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have a material adverse effect on our stock price.

Failure to comply with the internal control rules may also make it more difficult for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage and/or incur substantially higher costs to obtain the same or similar coverage.  The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on committees of our board of directors, or as executive officers.

Our common stock has a limited public market, which may adversely affect the market price of our shares and make it difficult for our shareholders to sell their shares

Our shares are currently listed and traded on the NYSE Alternext Exchange and the Toronto Stock Exchange.  We may not be able to meet the continued listing criteria for either such exchange or an active and liquid trading market may not be maintained for our common stock.  Such a failure may have a material adverse impact on the market price of our shares and a shareholder’s ability to dispose of our common stock in a timely manner or at all.

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

Provisions of Delaware law and our charter and bylaws may delay or prevent transactions that would benefit stockholders

Our certificate of incorporation and bylaws and the Delaware General Corporation Law contain provisions that may have the effect of delaying, deferring or preventing a change of control of the company.  These provisions, among other things:

•                  provide for staggering the terms of directors by dividing the total number of directors into three groups;

•                  authorize our board of directors to set the terms of preferred stock;

•                  restrict our ability to engage in transactions with stockholders with 15% or more of outstanding voting stock;

•                  authorize the calling of special meetings of stockholders only by the board of directors, not by the stockholders;

•                  limit the business transacted at any meeting of stockholders to those purposes specifically stated in the notice of the meeting; and

•                  prohibit stockholder action by written consent without a meeting and provide that directors may be removed only at a meeting of stockholders.

Because of these provisions, persons considering unsolicited tender offers or other unilateral takeover proposals may be more likely to negotiate with our board of directors rather than pursue non-negotiated takeover attempts.  As a result, these provisions may make it more difficult for our stockholders to benefit from transactions that are opposed by an incumbent board of directors.

Forward-Looking Statements

Certain statements in this document may constitute forward-looking statements, which involve known and unknown risks, uncertainties and other factors, which may cause actual results, performance or achievements of our company, the Mt. Hope Project and our other projects, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  We use the words “may”, “will”, “believe”, “expect”, “anticipate”, “intend”, “future”, “plan”, “estimate”, “potential” and other similar expressions to identify forward-looking statements.  Forward-looking statements may include, but are not limited to, statements with respect to the following:

•                  the timing and possible outcome of pending regulatory and permitting matters;

•                  the parameters and design of our planned initial mining facilities at the Mt. Hope Project;

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

•                  requirements for additional capital and our ability to obtain additional capital in a timely manner and on acceptable terms;

•                  our ability to renegotiate, restructure, suspend, cancel or extend payment terms of contracts as necessary or appropriate in order to conserve cash;

•                  government regulation of mining operations, environmental conditions and risks, reclamation and rehabilitation expenses;

•                  title disputes or claims;

•                  limitations of insurance coverage; and

•                  the future price of molybdenum, gold, silver or other metals.

These forward-looking statements are based on our current expectations and are subject to a number of risks and uncertainties, including those identified under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Although we believe that the expectations reflected in these forward-looking statements are reasonable, our actual results could differ materially from those expressed in these forward-looking statements, and any events anticipated in the forward-looking statements may not actually occur.

ITEM 1B.           UNRESOLVED STAFF COMMENTS

None.

ITEM 3.                    LEGAL PROCEEDINGS

We are not a party to any material legal proceedings and are not aware of any such proceedings known to be contemplated.

ITEM 4.                    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On August 16, 2006 our common stock began trading on the American Stock Exchange under symbol “GMO” and on February 14, 2008 our common stock began trading on the Toronto Stock Exchange under the symbol “GMO”.  From July 26, 2004 to August 16, 2006 our common stock traded on the OTC Bulletin Board under the symbol “IGMI.”

The following table sets forth for our common stock, the high and low bid quotations per share as reported by the OTC Bulletin Board through August 16, 2006 and the closing price as reported on the NYSE Alternext US and the American Stock Exchange for periods subsequent to August 16, 2006.

Year	Quarter	High	Low
2006	First Quarter	$4.00	$1.15
	Second Quarter	$4.00	$2.30
	Third Quarter	$3.27	$1.92
	Fourth Quarter	$3.35	$1.99
2007	First Quarter	$4.34	$2.26
	Second Quarter	$6.64	$4.69
	Third Quarter	$8.46	$5.17
	Fourth Quarter	$12.42	$6.55
2008	First Quarter	$11.85	$7.80
	Second Quarter	$9.86	$7.80
	Third Quarter	$7.81	$4.28
	Fourth Quarter	$4.17	$0.76
2009	First Quarter (through February 20, 2009)	$1.42	$0.79

Holders

As of February 20, 2009, there were approximately 733 holders of record of our common stock.

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

Stock Performance Graph

The performance graph covers the period from July 2, 2004 through December 31, 2008.  The graph compares the total return of our common stock (GMO) to the Dow Jones US Mining Index, the AMEX Russell 2000 Index and selected competitors, assuming an initial investment of $100.

	July 2, 2004	December 31, 2004	December 31, 2005	December 31, 2006	December 31, 2007	December 31, 2008
GMO	$100.00	$300.00	$460.00	$1,168.00	$4,668.00	$472.00
TCM	100.00	225.00	875.00	12,337.50	21,225.00	6,125.00
MOL (1)	—	—	—	90.43	286.09	23.48
ROK	100.00	145.83	141.67	637.50	1,291.67	154.17
AZC	100.00	608.33	2,250.00	4,166.67	7,233.33	900.00
FCX	100.00	115.88	163.08	168.93	310.52	74.08
DIUMN	100.00	118.76	168.06	151.54	237.89	123.37
RUJ-A	100.00	113.32	116.49	141.28	125.06	86.79

(1)   Assumes investment of $100.00 on October 27, 2006, the first day of trading.

ITEM 6.                    SELECTED FINANCIAL DATA

	(in millions except per share data)
For the Years Ended December 31,	2008	2007	2006	2005	2004
Exploration and evaluation expenses	$5.7	$20.7	$6.1	$2.4	$1.8
General and administrative expenses	10.4	18.3	7.1	2.1	1.3
Loss from operations	(16.1)	(39.0)	(13.2)	(4.5)	(3.1)
Other income	1.7	1.3	0.9	—	0.1
Net loss	(14.4)	(37.7)	(12.3)	(4.5)	(3.0)
Basic and diluted net loss per share	$(0.21)	$(0.71)	$(0.33)	$(0.31)	$(0.50)

At December 31,	2008	2007	2006	2005	2004
Total assets	$220.9	$110.3	$27.1	$1.2	$1.5
Total minority interest	100.0	—	—	—	—
Total stockholders’ equity	113.0	102.1	26.0	0.4	1.6

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations constitutes management’s review of the factors that affected our financial and operating performance for the years ended December 31, 2008, 2007 and 2006.  This discussion should be read in conjunction with the consolidated financial statements and notes thereto contained elsewhere in this report.

Overview

We are a development stage company and began the development of the Mt. Hope Project on October 4, 2007.  During the year ended December 31, 2008 we also completed work on a pre-feasibility study of our Liberty Property.  We continue to prudently advance the Liberty Property but do not expect to spend appreciable amounts of capital on the Liberty Property until market conditions warrant the development of this property.

On October 4, 2007, our Board of Directors approved the development of the Mt. Hope Project as contemplated in our Bankable Feasibility Study.  The Company completed basic engineering of the Mt. Hope Project during the year ended December 31, 2008 and updated its capital cost estimate related to the Mt. Hope Project based upon having completed 30% of the detailed engineering.

The development of the Mt. Hope Project has an estimated total capital requirement estimated at $1,154.0 million including development costs of approximately $1,039.3 million (in 2008 dollars) and $114.7 million in cash bonding requirements and pre-payments.  These amounts do not include financing costs or amounts necessary to fund operating working capital.  Through the year ended December 31, 2008 we have spent approximately $110.8 million and have $92.4 million remaining cash on hand for use in the development of the Mt. Hope Project and other cash requirements.

Our current operating plan is to continue with the approval process for the ROD culminating in the receipt of the ROD in the fourth quarter of 2009.  Additionally, we continue to advance the engineering and procurement process for long-lead items to allow for the commencement of pre-stripping and construction in the first quarter of 2010 with the commencement of operations in the first half of 2011.  In order to keep this timetable it will be necessary for us to raise between $50 and $150 million in pre-ROD financing during 2009 and then to complete a project financing package for the construction of the project to be available in the first quarter of 2010.

If pre-ROD financing is not obtained during 2009 it will be necessary to modify our plans and timetable to conserve the cash we currently have until such time as the credit markets, the molybdenum markets and the worldwide economy recover, although we would continue to pursue the receipt of ROD in the fourth quarter of 2009. Our options include renegotiating, restructuring, suspending or cancelling certain Purchase Orders which may result in the loss of some deposits and/or incurrence of monetary suspension or cancellation charges.  Additionally, the modified plans would delay the commencement of operations of the project and would increase the overall cost of the project.  Major modifications to our plans and timetable would require the approval of POS-Minerals.  We anticipate that the revised plans would permit us to remain liquid through 2010 without additional financing.

The Mt. Hope Joint Venture

Effective as of January 1, 2008, we contributed all of our interest in the assets related to the Mt. Hope Project, including the Mt. Hope Lease, to Eureka Moly, and in February 2008 (the “Closing Date”) entered into the Mt. Hope Project Joint Venture with POS-Minerals.  Under the terms of the Joint Venture, POS-Minerals owns a 20% interest in Eureka Moly, and General Moly, through a subsidiary, owns an 80% interest. These ownership interests and/or the required contributions under the Joint Venture can change as discussed below.

Pursuant to the terms of the Joint Venture, POS-Minerals made its Initial Contributions to the Joint Venture totaling $100.0 million during the year ended December 31, 2008.  Additionally, in the third quarter of 2008, we paid to POS-Minerals $3.0 million as a final purchase price adjustment based on the terms of the Joint Venture Agreement related to the difference in the budgeted versus actual expenditures of the Mt. Hope Project prior to the Closing Date. Subject to POS-Minerals right to reduce its interest in the Joint Venture as described below, additional amounts will be due from POS-Minerals within 15 days after the ROD Contribution Date.  We are currently targeting the effectiveness of the ROD and the satisfaction of the ROD Contribution Conditions to occur in the fourth quarter of 2009.

If the ROD Contribution Date occurs on or before December 31, 2009, POS-Minerals is required to make the ROD Contribution Installment to the Joint Venture in the amount of $70.0 million plus its 20% share of all Joint Venture costs incurred from the Closing Date through the ROD Contribution Date, which is currently estimated to be $42.5 million, to retain its 20% interest.  If the ROD Contribution Date occurs on or before December 31, 2009 and POS-Minerals does not make the $70.0 million ROD Contribution Installment, its ownership interest will be reduced to 10% and it will be obligated to fund its remaining 10% share of all development costs incurred from the Closing Date to the ROD Contribution Date to retain its 10% interest.

If the ROD Contribution Date occurs after December 31, 2009, POS-Minerals may elect to either retain its 20% share by reducing the ROD Contribution Installment from an additional $70.0 million to an additional $56.0 million plus its 20% share of all Joint Venture costs incurred from the Closing Date to the ROD Contribution Date or reduce its ownership interest to 13% and fund its remaining 13% share of all Joint Venture costs incurred from the Closing Date to the ROD Contribution Date to retain this 13% interest.

The Initial Contributions of $100 million that were made by POS-Minerals during 2008 are available to fund the Mt. Hope Project Joint Venture costs incurred subsequent to the Closing Date.  We are required, pursuant to the terms of the Joint Venture, to advance funds required to pay costs for the development of the Mt. Hope Project that exceed the Initial Contributions until the ROD Contribution Date, at which point the contributions described above to be made by POS-Minerals will be applied to reimburse us for POS Minerals’ share of such development costs.  All costs incurred after the ROD Contribution Date will be allocated and funded pro rata based on each party’s ownership interest.

Liquidity, Capital Resources and Capital Requirements

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Our cash balance at December 31, 2008 was $78.5 million compared to $78.4 million at December 31, 2007.  Additionally we have $13.9 million of restricted cash that represents the unspent amount of the Initial Contributions from POS-Minerals that is available for the continuing development of the Mt. Hope Project.  Our total consolidated cash balance at December 31, 2008 was $92.4 million.  The increase in our cash balances was due primarily to the receipt of the $100.0 million in contributions from POS-Minerals during 2008 and net proceeds from exercises of warrants and options of $20.6 million, less development costs incurred during 2008 of $47.4 million, deposits on property plant and equipment totaling $31.0 million, general and administrative costs incurred during 2008 of $8.0 and expense items of $5.7 million incurred for continuing exploration and evaluation of our Liberty Property.  Deposits on property, plant and equipment relate primarily to scheduled payments for long-lead time equipment for the Mt. Hope Project.  See “— Contractual Obligations” below.

Total assets as of December 31, 2008 increased to $220.9 million compared to $110.3 million as of December 31, 2007 primarily as a result of the changes discussed in the preceding paragraph.

As discussed above under “— The Mt. Hope Joint Venture”, we are currently targeting that the ROD Contribution Conditions will be satisfied and that we will receive the additional $70.0 million ROD Contribution Installment from POS-Minerals plus its 20% share of Joint Venture costs incurred from the Closing Date to the ROD Contribution Date costs by December 31, 2009.  The satisfaction of the ROD Contribution Conditions are subject to a number of factors that are beyond our control, including the issuance of the ROD by the BLM and the ability of third parties to initiate administrative or judicial appeals after the issuance of the ROD.  As also discussed above under “— The Mt. Hope Joint Venture,” if the ROD Contribution Conditions are not satisfied by December 31, 2009, POS-Minerals may elect to reduce its ROD Contribution Installment from $70.0 million to $56.0 million, or alternatively, to reduce its interest from 20% to 13%, in which case we would only receive reimbursement for Joint Venture costs for the resulting percentage of ownership retained by POS-Minerals.  Any reduction in the ROD Contribution Installment to be received from POS-Minerals would have an adverse effect on the liquidity of the Mt. Hope Project and would require additional financing.

Our current operating plan, which includes the deferrals negotiated through February 25, 2009 for Purchase Contracts (as defined under “— Contractual Obligations” below), assuming the ROD is issued as anticipated in the fourth quarter of 2009 and the ROD Contribution Conditions are satisfied by December 31, 2009, is to maintain a project schedule to allow for start-up of the Mt. Hope Project in the first half of 2011, which would be 15 to 18 months after the effectiveness of the ROD. We believe the cash on hand at December 31, 2008 (including the cash restricted for use in the Joint Venture) will be sufficient to fund our Joint Venture development as planned, our exploration, evaluation and operating activities, as well as our other planned operations, through the third quarter of 2009.  In order to fund the activities of the Joint Venture and our other operations through the anticipated ROD Contribution Date, we are continuing to evaluate a number of potential sources for approximately $50 to $150 million in interim financing, including additional support from current strategic partners, the possibility of a sale of another minority interest in the Mt. Hope Project, debt from private investment groups, as well as the capital markets.

Due to the delay in the anticipated effective date of the ROD to the fourth quarter of 2009, we entered into negotiations with our major equipment suppliers under our Purchase Contracts to delay receipt of equipment to a time consistent with our current timetable for the development of the Mt. Hope Project and to reduce our required cash needs through the anticipated ROD Contribution Date.  We have successfully renegotiated most Purchase Contracts and anticipate renegotiating the remaining Purchase Contracts to match delivery dates of equipment with our current timetable.  See “— Contractual Obligations” below.

If pre-ROD interim financing for the Mt. Hope Project is not obtained by mid 2009, we will have insufficient cash available to make all progress payments under our Purchase Contracts in addition to maintaining our current timetable.  At that time we would need to further modify our schedule, including reduction in planned levels of engineering, procurement, construction and other development activities and we would pursue further contract modifications with our major equipment suppliers for extensions of delivery times and of progress payments, to the extent possible, in a manner that will permit the continued development of the Mt. Hope Project consistent with such revised timetable while conserving cash until the receipt of additional financing or additional capital contributions from POS-Minerals.  Should such contract negotiations be unsuccessful we may selectively cancel certain purchase contracts to maintain a positive liquidity position through 2010. See “— Contractual Obligations” below.

Once the ROD is effective, additional capital will be required through the commencement of commercial production at the Mt. Hope Project, which commercial production is estimated to begin in the first half of 2011.  Our ability to develop the project on time and on budget is dependent on, among other things, the permitting process and our ability to raise the necessary capital to fund the Mt. Hope Project both in sufficient amount and in a timely manner.  Additionally, if the currently estimated costs of the Mt. Hope Project are exceeded we will need to raise additional capital to fund such overruns.  The Company is currently, and will on an ongoing basis be, pursuing the most efficient sources of funding for the project including, but not limited to, the equity markets, the bank project finance markets and the high yield capital debt markets.

The long-term cash needs for the development of the Mt. Hope Project require that we or Eureka Moly obtain project financing or other significant financing in addition to the capital contributions anticipated to be received from POS-Minerals.  The aggregate amount of additional financing required for the development of the Mt. Hope Project, minus the amounts anticipated to be received from POS-Minerals on the ROD Contribution Date if the ROD Contribution Conditions

are satisfied by December 31, 2009, is anticipated to be approximately $650 million.  This amount would increase if POS-Minerals reduces its ownership interest and/or if the ROD Contribution Conditions are not satisfied by December 31, 2009, as discussed above.  That amount may be reduced by any interim financing that we or Eureka Moly are able to obtain prior to the receipt of additional capital contributions or project financing.   During 2008, we engaged Barclays Capital and Credit Suisse Securities (USA) LLC to assist the Joint Venture in its efforts to pursue an ultimate project financing for the Mt. Hope Project.  Our ability to obtain such project financing depends on the effectiveness and the timing of the ROD, the anticipated price of molybdenum, our projected fixed and variable operating costs and the overall state of the economy and the credit markets in general.

Recent disruptions in national and international credit markets have led to very illiquid and volatile conditions.  There is a scarcity of credit and lenders are imposing tighter lending standards and higher interest costs for loans.  Our ability to obtain the necessary funding for the Mt. Hope Project as well as the terms for such funding may be adversely affected by these disruptions in the credit markets.  There is no assurance that we will be able to obtain the necessary financing for the Mt. Hope Project in a timely manner, on customary or favorable terms, or at all.

We also require additional capital to maintain our mining claims and other rights related to the Liberty Property, as well as continue payment of ongoing general and administrative costs associated with supporting our planned operations.

If we are unable to raise the interim or project financing capital when needed, it will be necessary to implement our plans to conserve cash which will delay the development and completion of the Mt. Hope Project. These plans require changes to our program and budget and in accordance with our joint venture agreement will be subject to agreement with POS-Minerals.  Such plans may include selectively suspending, cancelling or attempting to renegotiate contracts, as well as reductions in planned levels of engineering, procurement, construction and other development activities.  We believe such efforts will permit us to remain liquid through 2010 without additional funding.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Our cash balance as of December 31, 2007 was $78.4 million compared to $17.9 million as of December 31, 2006. Total assets as of December 31, 2007 were $110.3 million compared to $27.1 million as of December 31, 2006. These increases were due primarily to receipt of proceeds from the private placements of our securities that were completed in 2007, offset by expenditures for exploration, evaluation and development of our Mt. Hope Project and continuing exploration and evaluation of our Liberty Property plus expenditures for our general and administrative costs.

During the years ended December 31, 2007 and 2006 we completed private placements of units and exercises of warrants and stock options for net cash proceeds of $104.7 million and $35.4 million, respectively. Our exploration, evaluation, development and general and administrative activities required the use of $44.3 million and $17.8 million, respectively, during these same periods.

Results of Operations

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

For the year ended December 31, 2008 we had a net loss of $14.4 million compared with a net loss of $37.7 million in the same period for 2007.

For the year ended December 31, 2008 and 2007, exploration and evaluation expenses were $5.7 million and $20.7 million, respectively.  During the entire nine months ended September 30, 2007 both our Mt. Hope Project and our Liberty Property were in the exploration and evaluation stage.  In October 2007 the Mt. Hope Project advanced to the development stage.  For the year ended December 31, 2008 we incurred exploration and evaluation costs on the Liberty Property as we completed a pre-feasibility study on the Liberty Property in April 2008.

For the year ended December 31, 2008 and 2007, general and administrative expenses were $10.4 million and $18.3 million, respectively.  During the year ended December 31, 2008 and 2007 we incurred $2.5 million and $6.2 million, respectively in non-cash equity compensation for management and directors included in the general and administrative expenses above.  The amounts in 2007 were significantly higher than in 2008 as a greater amount of equity compensation was incurred during the year ended December 31, 2007 as we added new management personnel and directors as part of a reorganization and expansion of the executive team compared with the same period in 2008.  The cash portion of our general and administrative expense was approximately the same in both periods.

Interest income was $1.7 million for the year ended December 31, 2008 compared with $1.3 million in 2007 as a result of higher cash balances in 2008 compared with the corresponding periods in 2007.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

For the year ended December 31, 2007 we had a net loss of $37.7 million compared with a net loss of $12.3 million in the same period for 2006.

For the year ended December 31, 2007 and 2006, exploration and evaluation expenses were $20.7 million and $6.1 million, respectively.  During the entire nine months ended September 30, 2007 both our Mt. Hope Project and our Liberty Property were in the exploration and evaluation stage.  In October 2007 the Mt. Hope Project advanced to the development stage.  The significant increase in exploration and evaluation expenses during 2007 were as a result of the work performed to complete the Bankable Feasibility Study for the Mt. Hope Project which was completed in the third quarter of 2007.

For the year ended December 31, 2007 and 2006, general and administrative expenses were $18.3 million and $7.1 million, respectively.  During the year ended December 31, 2007 and 2006 we incurred $6.2 million and $2.1 million, respectively in non-cash equity compensation for management and directors included in the general and administrative expenses above.  The amounts in 2007 were significantly higher than in 2006 as a greater amount of equity compensation was incurred during the year ended December 31, 2007 as we added new management personnel and directors as part of a reorganization and expansion of the executive team compared with the same period in 2006.  The cash portion of our general and administrative expense was approximately the same in both periods.

Interest income was $1.3 million for the year ended December 31, 2007 compared with $0.9 million in 2006 as a result of higher cash balances in 2007 compared with the corresponding periods in 2006.

Off-Balance Sheet Arrangements

None.

Contractual Obligations

Our contractual obligations as of December 31, 2008 were as follows:

	Payments due by period (in millions)
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt (Capital Lease) Obligations	$0.5	$0.1	$0.4	$—	$—
Operating Lease Obligations	0.8	0.3	0.4	0.1	—
Purchase Contracts	187.4	140.5	46.9	—	—
Advance Royalties and Deferral Fees	22.5	2.8	19.7
Provision for post closure reclamation and remediation	0.7	—	—	—	0.7
Total	$211.9	$143.7	$67.4	$0.1	$0.7

As a continuing part of the development of the Mt. Hope Project, Eureka Moly has been, and continues to place orders for mining and milling equipment that must be built to specification and requires a long lead time for engineering and manufacturing.  Contractual commitments for long lead items require progress payments during the engineering and fabrication of the equipment and have cancellation penalties in the event Eureka Moly cancels the contract.

At December 31, 2008, we have contracts to purchase two 230kV primary transformers, a primary crusher, a semi-autogenous mill, two ball mills, various motors for the mills, two electric shovels, two multi-hearth molybdenum roasters, 16 flotation cells, three blast hole drills, 24 haul trucks and other equipment (collectively, the “Purchase Contracts”).

As described above in “— Liquidity and Capital Resources,” given the delay in the anticipated effective date of the ROD and the ROD Contribution Date, we entered into negotiations with our major equipment suppliers under our Purchase Contracts. The following table sets forth Eureka Moly’s cash commitments under Purchase Contracts at December 31, 2008, and the revised cash commitments under Purchase Contracts as of February 25, 2009 resulting from the re-negotiation of certain Purchase Contracts (in millions).

Period	Cash Commitments Under Purchase Contracts as of December 31, 2008	Cash Commitments Under Purchase Contracts As Of February 25, 2009
1st Quarter 2009	$28.8	$13.1
2nd Quarter 2009	26.1	22.2
3rd Quarter 2009	32.1	14.4
4th Quarter 2009	53.5	22.3
Total 2009	140.5	72.0
2010	46.9	100.1
2011	0.0	17.8
Total	$187.4	$189.9

In addition to the renegotiations completed we are continuing to renegotiate Purchase Contracts to extend the delivery times and cash commitments for equipment while maintaining equipment delivery times so as to not delay the commencement of operations based on our current timetable.

If Eureka Moly does not make payments required under the Purchase Contracts, it could be subject to claims for breach of contract or to cancellation of the Purchase Contract.  In addition, we may proceed to selectively suspend, cancel or attempt to renegotiate additional Purchase Contracts if we are forced to further conserve cash.  See “— Liquidity and Capital Resources” above.  If we cancel or breach any contracts, we will take all appropriate action to minimize any losses, but could be subject to claims or penalties under the contracts or applicable law.  The cancellation of certain key contracts would cause a delay in the commencement of operations, have ramifications under the Joint Venture with POS-Minerals and would add to the cost to develop our interest in the Mt. Hope Project.

Critical Accounting Estimates

Estimates

The process of preparing financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses.  Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements.  Accordingly, upon settlement, actual results may differ from estimated amounts.

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

Property, Plant and Equipment

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

ITEM 7A.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

We are a development stage company in the business of the exploration, development and mining of properties primarily containing molybdenum.  As a result, upon commencement of production, which is estimated to begin at the Mt. Hope Project in the first half of 2011, our financial performance could be materially affected by fluctuations in the market price of molybdenum and other metals we may mine.  The market prices of metals can fluctuate widely due to a number of factors.  These factors include fluctuations with respect to the rate of inflation, the exchange rates of the U.S. dollar and other currencies, interest rates, global or regional political and economic conditions, banking environment, global and regional demand, production costs, and investor sentiment.

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

On August 8, 2008, the Company entered into a molybdenum supply agreement (the “Sojitz Agreement”) with Sojitz Corporation.  The Sojitz Agreement provides for the supply of 5.0 million pounds per year of molybdenum for five years, beginning once the Mt. Hope Project reaches certain minimum commercial production levels.  One million annual pounds sold under the Sojitz Agreement will be subject to a per-pound molybdenum floor price and is offset by a flat discount to spot moly prices above the floor.  The remaining four million annual pounds sold under the Sojitz Agreement will be sold with reference to spot moly prices without regard to a floor price.  In the event we do not achieve commercial production by January 1, 2012, Sojitz Corporation has the option to cancel this agreement.

While we have not used derivative financial instruments in the past, we may elect to enter into derivative financial instruments to manage commodity price risk.  We have not entered into any market risk sensitive instruments for trading or speculative purposes and do not expect to enter into derivative or other financial instruments for trading or speculative purposes.

Interest Rate Risk

As of December 31, 2008, we had a balance of cash and cash equivalents and restricted cash of $92.4 million.  If and to the extent that these funds were invested in interest bearing instruments during the entire year ended December 31, 2008, a hypothetical 1% decrease in the rate of interest earned on these funds would affect our income for the year ended December 31, 2008 by approximately $0.9 million.

ITEM 8.   FINANCIAL STATEMENTS

GENERAL MOLY, INC.
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

CONTENTS

Report of Independent Registered Public Accounting Firm	41
Financial Statements:
Consolidated Balance Sheets as of December 31, 2008 and December 31, 2007	42
Consolidated Statements of Operations for the twelve months ended December 31, 2008, December 31, 2007 and December 31, 2006 and for the period from inception of Exploration Stage until December 31, 2008	43
Consolidated Statements of Cash Flows for the twelve months ended December 31, 2008, December 31, 2007 and December 31, 2006 and for the period from inception of Exploration Stage until December 31, 2008	44
Consolidated Statement of Stockholders’ Equity as of December 31, 2008, December 31, 2007, December 31, 2006, December 31, 2005, December 31, 2004, December 31, 2003, and December 31, 2002	46
Notes to Consolidated Financial Statements	49

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of General Moly, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows and stockholders’ equity present fairly, in all material respects, the financial position of General Moly, Inc. and its subsidiaries (a development stage company) at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 and, cumulatively, for the period from January 1, 2002 (date of inception) to December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on these consolidated financial statements and on the Company’s internal control over financial reporting based on our audits (which was an integrated audit in 2008).  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/PricewaterhouseCoopers LLP

Denver, Colorado

February 27, 2009

GENERAL MOLY, INC.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except per share amounts)

	December 31, 2008	December 31, 2007
ASSETS:
CURRENT ASSETS
Cash and cash equivalents	$78,462	$78,371
Restricted cash – Eureka Moly, LLC	13,915	—
Deposits, prepaid expenses and other current assets	326	360
Total Current Assets	92,703	78,731
Mining properties, land and water rights	79,292	29,578
Deposits on project property, plant and equipment	31,499	490
Restricted cash held for electricity transmission	12,545	—
Restricted cash held for reclamation bonds	1,133	777
Non-mining property and equipment, net	763	711
Other assets	2,994	—
TOTAL ASSETS	$220,929	$110,287
LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$6,692	$7,457
Provision for post closure reclamation and remediation costs	90	90
Current portion of long term debt	128	62
Total Current Liabilities	6,910	7,609
Provision for post closure reclamation and remediation costs, net of current portion	641	422
Long term debt, net of current portion	330	151
Total Liabilities	7,881	8,182

COMMITMENTS AND CONTINGENCIES – NOTE 9	—	—

MINORITY INTEREST	100,000	—

STOCKHOLDERS’ EQUITY
Preferred stock, Series A, $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized, 71,852,646 and 66,131,384 shares issued and outstanding, respectively	72	66
Additional paid-in capital	185,179	159,828
Accumulated deficit before exploration stage	(213)	(213)
Accumulated deficit during exploration and development stage	(71,990)	(57,576)
Total Stockholders’ Equity	113,048	102,105
TOTAL LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY	$220,929	$110,287

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOLY, INC.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended			January 1, 2002 (Inception of Exploration Stage) to
	December 31, 2008	December 31, 2007	December 31, 2006	December 31, 2008
REVENUES	$—	$—	$—	$—
OPERATING EXPENSES:
Exploration and evaluation	5,670	20,660	6,146	36,704
General and administrative expense	10,436	18,325	7,075	39,283
TOTAL OPERATING EXPENSES	16,106	38,985	13,221	75,987
LOSS FROM OPERATIONS	(16,106)	(38,985)	(13,221)	(75,987)
OTHER INCOME
Interest and dividend income	1,692	1,305	916	3,932
Other income	—	—	—	65
TOTAL OTHER INCOME	1,692	1,305	916	3,997
LOSS BEFORE TAXES	(14,414)	(37,680)	(12,305)	(71,990)
INCOME TAXES	—	—	—	—
NET LOSS	$(14,414)	$(37,680)	$(12,305)	$(71,990)
BASIC AND DILUTED NET LOSS PER SHARE	$(0.21)	$(0.71)	$(0.33)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING— BASIC AND DILUTED	70,216	53,331	37,303

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOLY, INC.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended			1-Jan-02 (Inception of Exploration Stage) to
	December 31, 2008	December 31, 2007	December 31, 2006	December 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,414)	$(37,680)	$(12,305)	$(71,990)
Adjustments to reconcile net loss to net cash used by operating activities:
Services and expenses paid with common stock	—	304	331	1,990
Depreciation and amortization	295	185	58	553
Equity compensation for employees and directors	2,457	6,217	2,105	11,984
Decrease (increase) in deposits, prepaid expenses and other	168	(167)	(188)	(234)
(Increase) in restricted cash held for electricity transmission	(12,545)	—	—	(12,545)
Increase (decrease) in accounts payable and accrued liabilities	(764)	6,328	290	6,670
Increase in post closure reclamation and remediation costs	219	303	—	522
Net cash used by operating activities	(24,584)	(24,510)	(9,709)	(63,050)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for the purchase of equipment	(481)	(465)	(320)	(1,324)
Purchase of securities	—	—	—	(137)
Purchase and development of mining properties, land and water rights	(47,389)	(18,578)	(7,747)	(73,754)
Deposits on property, plant and equipment	(31,009)	(490)	—	(31,499)
(Increase) in restricted cash held for reclamation bonds	(356)	(286)	—	(642)
Cash provided by sale of marketable securities	—	—	—	246
Net cash (used by) investing activities	(79,235)	(19,819)	(8,067)	(107,110)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock, net of issuance costs	20,575	104,682	35,401	165,105
Cash proceeds from POS-Minerals Corporation	100,000	—	—	100,000
Cash paid to POS-Minerals Corporation for purchase price adjustment	(2,994)	—	—	(2,994)

	Year Ended			1-Jan-02 (Inception of Exploration Stage) to
	December 31, 2008	December 31, 2007	December 31, 2006	December 31, 2008
(Increase) in restricted cash – Eureka Moly, LLC	(13,915)	—	—	(13,915)
Net increase in debt	244	136	—	380
Net cash provided by financing activities:	103,910	104,818	35,401	248,576
Net increase in cash and cash equivalents	91	60,489	17,625	78,416
Cash and cash equivalents, beginning of period	78,371	17,882	257	46
Cash and cash equivalents, end of period	$78,462	$78,371	$17,882	$78,462

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Equity compensation capitalized as development	$2,325	$1,804	$—	$4,129
Restricted cash held for reclamation bond acquired in an acquisition	—	491	—	491
Post closure reclamation and remediation costs and accounts payable assumed in an acquisition	—	263	—	263
Common stock and warrants issued for property and equipment	—	826	—	1,586

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

GENERAL MOLY, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (Continued)

(Dollars in thousands except per share amounts)

	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
exploration expense at $0.75 per share	30,000	—	28	—	—	28
office furniture at $0.72 and $1.13 per share	15,000	—	11	—	—	11
for services between $0.72 and $1.13 per share	89,611	—	91	—	—	91
for exercise of warrants for cash	435,000	—	348	—	—	348
Issuance of Units of Common Stock and Warrants
for cash between $0.75 and $1.10 per unit	3,418,932	4	2,564	—	—	2,568
Stock Options
Exercised between $0.165 and $0.70 per share	988,630	1	(1)	—	—	—
Stock based compensation	—	—	280	—	—	280

Net loss for the year ended December 31, 2005	—	—	—	—	(4,497)	(4,497)
Balances, December 31, 2005	16,486,015	$16	$8,214	$—	$(7,804)	$426
Issuance of Common Stock:
for services between $1.10 and $3.66 per share	50,000	—	113	—	—	113
Issuance of Units of Common Stock and Warrants
Units for cash between $1.10 and $2.00 per unit	18,021,936	18	33,306	—	—	33,324
Units for finders fee	170,550	—	307	—	—	307
Warrants for finders fee			1,735	—	—	1,735
Cost of offerings including cash costs of $2,283	—	—	(4,315)	—	—	(4,315)
Stock Warrants:
Issued for services at $1.07 per warrant	—	—	80	—	—	80
Exercised between $0.40 and $1.00 per share	5,838,055	6	4,471	—	—	4,477
Cashless exercise of warrants	1,482,147	1	(1)	—	—	—
Stock Options:
Exercised between $0.11 and $0.75 per share	340,000	1	60	—	—	61
Cashless exercise of stock options	1,008,837	1	(1)	—	—	—
Stock based compensation	—	—	2,048	—	—	2,048

Net loss for the year ended December 31, 2006	—	—	—	—	(12,305)	(12,305)
Balances, December 31, 2006	43,397,540	$43	$46,017	$—	$(20,109)	$25,951
Issuance of Common Stock:
For cash at $8.50 per share	8,256,699	8	70,174	—	—	70,182

GENERAL MOLY, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ EQUITY (Continued)

(Dollars in thousands except per share amounts)

	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
For mineral and water rights between $2.80 and $6.15 per share	304,950	—	1,130	—	—	1,130
Issuance of Units of Common Stock and Warrants
Units for cash at $3.40 per unit	7,352,942	7	24,993	—	—	25,000
Cash cost of offering			(1,500)	—	—	(1,500)
Stock Warrants:
Exercised between $0.80 and $3.75 per share	4,261,689	4	9,299	—	—	9,303
Cashless exercise of warrants	369,715	1	(1)	—	—	—
Additional paid in capital from shareholder	—	—	499	—	—	499
Stock Options:
Exercised between $0.11 and $2.74 per share	1,450,833	1	1,198	—	—	1,199
Cashless exercise of stock options	361,014	1	(1)	—	—	—
Issued pursuant to stock awards	415,000	1	32	—	—	33
Returned due to pricing errors on stock option exercise	(38,998)	—	—	—	—	—
Stock based compensation	—	—	7,988	—	—	7,988

Net loss for the year ended December 31, 2007	—	—	—	—	(37,680)	(37,680)
Balances, December 31, 2007	66,131,384	$66	$159,828	$—	$(57,789)	$102,105
Stock Warrants:
Exercised between $0.80 and $5.20 per share	4,437,523	4	20,256	—	—	20,260
Cashless exercise of warrants	126,596	—	—	—	—	—
Stock Options:
Exercised between $0.11 and $6.93 per share	462,000	1	383	—	—	384
Cashless exercise of stock options	278,796	—	—	—	—	—
Issued pursuant to stock awards	416,347	1	(70)	—	—	(69)
Stock based compensation	—	—	4,782	—	—	4,782

Net loss for the year ended December 31, 2008	—	—	—	—	(14,414)	(14,414)
Balances, December 31, 2008	71,852,646	$72	$185,179	$—	$(72,203)	$113,048

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

We were in the exploration stage until October 4, 2007 when our Board of Directors (the “Board”) approved the development of the Mt. Hope molybdenum property (the “Mt. Hope Project”) in Eureka County, Nevada.  The Company is now in the development stage and is currently proceeding with the development of the Mt. Hope Project.  We are also conducting exploration and evaluation activities on our Liberty molybdenum property (the “Liberty Property” formerly referred to as the Hall-Tonopah Property) in Nye County, Nevada.  In addition, we have certain other, non-core, mineral interests in the Western United States that we are currently evaluating for potential development or sale.

The Mt. Hope Joint Venture.  From October 2005 to January 2008, we owned the rights to 100% of the Mt. Hope Project.  Effective as of January 1, 2008, we contributed all of the our interest in the assets related to the Mt. Hope Project, including our lease of the Mt. Hope Project into a newly formed entity, Eureka Moly, LLC, a Delaware limited liability company (“Eureka Moly”), and in February 2008 (the “Closing Date”) entered into a joint venture for the development and operation of the Mt. Hope Project (the “Joint Venture”) with POS-Minerals Corporation (“POS-Minerals”) an affiliate of POSCO, a large Korean steel company.  Under the joint venture, POS-Minerals owns a 20% interest in Eureka Moly and General Moly, through a wholly-owned subsidiary, owns an 80% interest.  These ownership interests and/or required contributions under the Joint Venture can change as discussed below.

Pursuant to the terms of the Joint Venture, POS-Minerals has made its first and second cash contributions to the Joint Venture totaling $100.0 million during the year ended December 31, 2008 (the “Initial Contributions”).  Additionally, during the third quarter of 2008, we paid to POS-Minerals $3.0 million as a final purchase price adjustment based on the terms of the Joint Venture related to the difference in the budgeted versus actual expenditures of the Mt. Hope Project prior to the Closing Date. Additional amounts will be due from POS-Minerals within 15 days after the date (the “ROD Contribution Date”) that certain specified conditions (the “ROD Contribution Conditions”), including the receipt of major operating permits, and that the Record of Decision (“ROD”) from the United States Bureau of Land Management for the project has become effective, and any administrative or judicial appeals with respect thereto are final.  We are currently targeting the effectiveness of the ROD and the satisfaction of the ROD Contribution Conditions to occur in the fourth quarter of 2009, but circumstances beyond our control could cause the satisfaction of the ROD Contribution Conditions to be delayed, giving POS-Minerals the right to reduce its contributions and/or its interest in the Joint Venture as described below.

If the ROD Contribution Date occurs on or before December 31, 2009, POS-Minerals is required to make an additional capital contribution (“ROD Contribution Installment”) to the Joint Venture of an additional $70.0 million plus its 20% share of all Joint Venture costs incurred from the Closing Date through the ROD Contribution Date, which is currently estimated to be $42.5 million, to retain its 20% interest.  If the ROD Contribution Conditions have been satisfied by December 31, 2009 and POS-Minerals fails to make the additional $70.0 million ROD Contribution Installment, its ownership interest will be reduced to 10% and it will be obligated to fund its 10% share of all Joint Venture costs incurred from the Closing Date through the ROD Contribution Date to retain its 10% interest.

If the ROD Contribution Date occurs after December 31, 2009, POS-Minerals may either elect to retain its 20% interest and reduce its ROD Contribution Installment from an additional $70 million to an additional $56.0 million plus its remaining 20% share of all Joint Venture costs incurred from the Closing Date through the ROD Contribution Date, or reduce its interest to 13% and contribute its remaining 13% share of all Joint Venture costs incurred from the Closing Date through the ROD Contribution Date.

NOTE 2 — LIQUIDITY AND CAPITAL REQUIREMENTS

Our cash balance at December 31, 2008 was $78.5 million compared to $78.4 million at December 31, 2007.  Additionally we have $13.9 million of restricted cash that represents the unspent amount of the Initial Contributions from POS-Minerals that is available for the continuing development of the Mt. Hope Project.  Our total consolidated cash balance at December 31, 2008 was $92.4 million.

We are currently targeting that the ROD Contribution Conditions will be satisfied and that we will receive the additional $70.0 million ROD Contribution Installment from POS-Minerals plus its 20% share of Joint Venture costs incurred from the Closing Date to the ROD Contribution Date costs by December 31, 2009.  The satisfaction of the ROD Contribution Conditions are subject to a number of factors that are beyond our control, including the issuance of the ROD by the BLM and the ability of third parties to initiate administrative or judicial appeals after the issuance of the ROD.  Also if the ROD Contribution Conditions are not satisfied by December 31, 2009, POS-Minerals may elect to reduce its ROD Contribution Installment from $70.0 million to $56.0 million, or alternatively, to reduce its interest from 20% to 13%, in which case we would only receive reimbursement for Joint Venture costs for the resulting percentage of ownership retained by POS-Minerals.  Any reduction in the ROD Contribution Installment to be received from POS-Minerals would have an adverse effect on the liquidity of the Mt. Hope Project and would require additional financing.

Our current operating plan, which includes the deferrals negotiated through February 25, 2009 for Purchase Contracts (as defined In Note 9-Commitments and Contingencies), assuming the ROD is issued as anticipated in the fourth quarter of 2009 and the ROD Contribution Conditions are satisfied by December 31, 2009, is to maintain a project schedule to allow for start-up of the Mt. Hope Project in the first half of 2011, which would be 15 to 18 months after the effectiveness of the ROD. We believe the cash on hand at December 31, 2008 (including the cash restricted for use in the Joint Venture) will be sufficient to fund our Joint Venture development as planned, our exploration, evaluation and operating activities, as well as our other planned operations, through the third quarter of 2009.  In order to fund the activities of the Joint Venture and our other operations through the anticipated ROD Contribution Date, we are continuing to evaluate a number of potential sources for approximately $50 to $150 million in interim financing, including additional support from current strategic partners, the possibility of a sale of another minority interest in the Mt. Hope Project, debt from private investment groups, as well as the capital markets.

Due to the delay in the anticipated effective date of the ROD to the fourth quarter of 2009, we entered into negotiations with our major equipment suppliers under our Purchase Contracts to delay receipt of equipment to a time consistent with our current timetable for the development of the Mt. Hope Project and to reduce our required cash needs through the anticipated ROD Contribution Date.  We have successfully renegotiated most Purchase Contracts and anticipate renegotiating the remaining Purchase Contracts to match delivery dates of equipment with our current timetable.

If pre-ROD interim financing for the Mt. Hope Project is not obtained by mid 2009, we will have insufficient cash available to make all progress payments under our Purchase Contracts in addition to maintaining our current timetable.  At that time we would need to further modify our schedule, including reduction in planned levels of engineering, procurement, construction and other development activities and we would pursue further contract modifications with our major equipment suppliers for extensions of delivery times and of progress payments, to the extent possible, in a manner that will permit the continued development of the Mt. Hope Project consistent with such revised timetable while conserving cash until the receipt of additional financing or additional capital contributions from POS-Minerals.  Should such contract negotiations be unsuccessful we may selectively cancel certain purchase contracts to maintain a positive liquidity position through 2010.

Once the ROD is effective, additional capital will be required through the commencement of commercial production at the Mt. Hope Project, which commercial production is estimated to begin in the first half of 2011.  Our ability to develop the project on time and on budget is dependent on, among other things, the permitting process and our ability to raise the necessary capital to fund the Mt. Hope Project both in sufficient amount and in a timely manner.  Additionally, if the currently estimated costs of the Mt. Hope Project are exceeded we will need to raise additional capital to fund such overruns.  The Company is currently, and will on an ongoing basis be, pursuing the most efficient sources of funding for the project including, but not limited to, the equity markets, the bank project finance markets and the high yield capital debt markets.

The long-term cash needs for the development of the Mt. Hope Project require that we or Eureka Moly obtain project financing or other significant financing in addition to the capital contributions anticipated to be received from POS- Minerals.  The aggregate amount of additional financing required for the development of the Mt. Hope Project, minus the amounts anticipated to be received from POS-Minerals on the ROD Contribution Date if the ROD Contribution Conditions are satisfied by December 31, 2009, is anticipated to be approximately $650 million.  This amount would increase if POS-Minerals reduces its ownership interest and/or if the ROD Contribution Conditions are not satisfied by December 31, 2009, as discussed above.  That amount may be reduced by any interim financing that we or Eureka Moly are able to obtain prior to the receipt of additional capital contributions or project financing.   During 2008, we engaged Barclays Capital and Credit Suisse Securities (USA) LLC to assist the Joint Venture in its efforts to pursue an ultimate project financing for the Mt. Hope Project.  Our ability to obtain such project financing depends on the effectiveness and the timing of the ROD, the anticipated price of molybdenum, our projected fixed and variable operating costs and the overall state of the economy and the credit markets in general.

Recent disruptions in national and international credit markets have led to very illiquid and volatile conditions.  There is a scarcity of credit and lenders are imposing tighter lending standards and higher interest costs for loans.  Our ability to obtain the necessary funding for the Mt. Hope Project as well as the terms for such funding may be adversely affected by these disruptions in the credit markets.  There is no assurance that we will be able to obtain the necessary financing for the Mt. Hope Project in a timely manner, on customary or favorable terms, or at all.

We also require additional capital to maintain our mining claims and other rights related to the Liberty Property, as well as continue payment of ongoing general and administrative costs associated with supporting our planned operations.

If we are unable to raise the interim or project financing capital when needed, it will be necessary to implement our plans to conserve cash which will delay the development and completion of the Mt. Hope Project. These plans require changes to our program and budget and in accordance with our joint venture agreement will be subject to agreement with POS-Minerals.  Such plans may include selectively suspending, cancelling or attempting to renegotiate contracts, as well as reductions in planned levels of engineering, procurement, construction and other development activities.  We believe such efforts will permit us to remain liquid through 2010 without additional funding.

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

Accounting Method

Our financial statements are prepared using the accrual basis of accounting in accordance with U.S. GAAP.  At December 31, 2007, all of our subsidiaries were wholly owned.  In February 2008, we entered into the Joint Venture which establishes our ownership interest in Eureka Moly at 80%.  At December 31, 2008, the consolidated financial statements include all of our wholly owned subsidiaries and Eureka Moly.  The POS-Minerals contributions attributable to their 20% interest are shown as Minority Interest on the Consolidated Balance Sheet.  For the year ended December 31, 2008 Eureka Moly had no operating expenses and, accordingly, no Minority Interest is reflected on the Consolidated Statement of Operations.

Estimates

The process of preparing consolidated financial statements requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses.  Such estimates primarily relate to unsettled transactions and events as of the date of the consolidated financial statements.  Accordingly, upon settlement, actual results may differ from estimated amounts.

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

Basic and Diluted Net Loss Per Share

Loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period.  The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  Outstanding warrants to purchase 7,455,434, 12,080,457 and 12,217,675 shares of common stock, options to purchase 3,855,490, 4,067,500 and 3,650,000 shares of common stock, and unvested stock awards totaling 185,000, 535,000 and zero at December 31, 2008, 2007 and 2006, respectively, were not included in the computation of diluted loss per share for the years ended December 31, 2008, 2007 and 2006, respectively, because to do so would have been antidilutive.  Therefore, basic loss per share is the same as diluted loss per share.

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

Should a property be abandoned, its capitalized costs are charged to operations as an impairment charge.  Should a property be sold, the Company includes the allocable portion of capitalized costs attributable to properties sold in determining the gain or loss on sale recognized in the consolidated statement of operations.  Capitalized costs are allocated to properties sold based on the proportion of claims sold to the claims remaining within the project area.

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

Depreciation and Amortization

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Property and Equipment is depreciated using the following estimated useful lives: field equipment – five years, office furniture, fixtures, and equipment – five years, vehicles – three to five years, leasehold improvements – three years, residential trailers – ten to twenty years, and buildings and improvements – ten years.

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

Stock-based Compensation

Stock-based compensation represents the fair value  related to stock-based awards granted to members of the board of directors, officers and employees.  The Company uses the Black-Scholes (BS) model to determine the fair value of stock-based awards under Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment.  For stock based compensation that is earned upon the satisfaction of a service condition, the cost is recognized on a straight-line basis (net of estimated forfeitures) over the requisite vesting period (up to three years).  Awards expire five years from the date of vesting.

Further information regarding stock-based compensation can be found in Note 7 – “Stock-Based Compensation.”

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

The Mt. Hope Project.  We are currently in the process of developing the Mt. Hope Project. In November 2004, we entered into an option to lease all property and assets of the Mt. Hope Molybdenum Property from Mt. Hope Mines, Inc. and in October 2005 exercised our rights under the option.  The lease was further amended in November 2007.  The renewable lease allows us to proceed for the next 30 years with permitting, developing and mining the deposit and for so long thereafter as we maintain an active operation.  In 2004, we paid $0.5 million and issued 500,000 shares of common stock with warrants to purchase 500,000 shares of common stock for the Mt. Hope option.

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

In August 2007, the Company completed a Bankable Feasibility Study on the Mt. Hope Project (the “Bankable Feasibility Study”), which provided data on the viability and expected economics of the project.  Based on the findings in the study, on a 100% basis, we reported 1.3 billion pounds of contained (1.1 billion pounds recoverable) molybdenum in Proven and Probable Reserves.

In October 2007, our Board approved the transition of the Mt. Hope Project into the development phase and authorized management to proceed with the execution of the project as outlined in the Bankable Feasibility Study.  Accordingly, we have commenced placing long-lead equipment orders and we anticipate receiving the required permits in the fourth quarter of 2009.

Liberty.  We are currently in the process of exploration and evaluation of the Liberty Property.

In March 2006 we purchased a portion of the Liberty Property,  an approximately ten square mile property in Nye County, Nevada, including water rights, mineral and surface rights, buildings and certain equipment from High Desert Winds LLC (“High Desert”) pursuant to  a purchase agreement.  At closing, we paid High Desert a cash payment of $4.5 million for the portion of the Liberty Property that we purchased and made an additional payment of $1.0 million in November of 2006 for the purchase of the remaining portion of High Desert’s interest in this property for the total purchase price of $5.5 million including buildings and equipment at the Liberty site.  The primary purpose of the Liberty purchase was to further the Company’s strategy of exploring and developing potential molybdenum properties.

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

During the year ended December 31, 2007, we purchased a patented lode mining claim adjacent to the Liberty Property for $0.2 million cash and completed the purchase of certain patented lode mining claims referred to as the Liberty Claims on property adjacent to the Liberty Property for cash of $0.1 million and 150,000 shares of common stock valued at $0.4 million.  These two acquisitions of mining claims were completed to control additional mineral rights needed for the development of the Liberty Property.  We currently believe that we have all the mineral, water and surface rights necessary to develop the Liberty Property.

Other Properties.  We also have mining claims and land purchased prior to 2006 which consist in part of (a) approximately 107 acres of fee simple land in the Little Pine Creek area of Shoshone County, Idaho, (b) six patented mining claims known as the Chicago-London group, located near the town of Murray in Shoshone County, Idaho, (c) 265 acres of private land with three unpatented claims in Josephine County, Oregon, known as the Turner Gold project.

Summary.  The following is a summary of mining properties, land and water rights at December 31, 2008 and 2007 (in thousands):

	At December 31, 2008	At December 31, 2007
Mt. Hope Project:
Development costs	$54,722	$7,989
Mineral, land and water rights	10,253	9,792
Advance Royalties and Deferral Fees	3,650	1,100
Total Mt. Hope Project	68,625	18,881
Total Liberty Property	9,778	9,808
Other Properties	889	889
Total	$79,292	$29,578

NOTE 5 — COMMON STOCK UNITS, COMMON STOCK AND COMMON STOCK WARRANTS

Year ended December 31, 2008

During the year ended December 31, 2008 warrants and options in the amount of 4,437,523 and 462,000 were exercised for cash in the amount of $20.3 million and $0.4 million, respectively.  We issued 126,597 shares of common stock upon the cashless exercise of warrants, 278,796 shares of common stock upon the cashless exercise of stock options and 416,347 shares of common stock pursuant to stock awards.

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

Also, during the year ended December 31, 2007, we had the following issuances of common stock.  We issued 369,715 shares of common stock upon the cashless exercise of warrants and 361,014 shares of common stock upon the cashless exercise of stock options.  Warrants and options in the amount of 4,261,689 and 1,450,833 were exercised for cash in the amount of $9.3 million and $1.2 million, respectively.  We also issued 304,950 shares of common stock with a total value of $1.1 million as consideration for land and water rights for the Mt. Hope Project and the Liberty Properties and services received.  During the year ended December 31, 2007, shareholders returned to the Company 38,998 shares of common stock due to a stock option exercise pricing error in 2006.

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

The following is a summary of common stock warrant activity for each of the three years ended December 31, 2008:

	Number of Shares Under Warrants	Exercise Price
Balance at January 1, 2006	9,784,487	$0.40 to $1.75
Issued in connection with private placements and other	9,971,243	$1.00 to $1.75
Exercised for cash	(5,838,055)	$0.40 to $1.00
Exercised in cashless exchange	(1,700,000)	$0.40
Balance at December 31, 2006	12,217,675	$0.80 to $3.75
Issued in connection with a private placement	3,676,471	$5.20
Issued as finders fee	1,000,000	$10.00
Exercised for cash	(4,261,689)	$0.80 to $3.75
Exercised in cashless exchange	(542,000)	$1.00 to $3.75
Expired	(10,000)	$1.00
Balance at December 31, 2007	12,080,457	$0.80 to $10.00
Exercised for cash	(4,437,523)	$0.80 to $5.20
Exercised in cashless exchange	(187,500)	$3.75
Balance at December 31, 2008	7,455,434	$3.75 to $10.00
Weighted average exercise price	$4.59

Of the warrants outstanding at December 31, 2008, 6,455,434 are exercisable at $3.75 per warrant and expire February 2011 and 1,000,000 are exercisable at $10.00 per share once General Moly has received financing necessary for the commencement of commercial production at the Mt. Hope Project and will expire one year afterwards.

Pursuant to our Certificate of Incorporation, we are authorized to issue 200,000,000 shares of $.001 par value common stock.  All shares have equal voting rights, are non-assessable and have one vote per share.  Voting rights are not cumulative and therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

NOTE 6 — PREFERRED STOCK

Pursuant to our Certificate of Incorporation we are authorized to issue 10,000,000 shares of $.001 per share par value preferred stock.  The authorized but unissued shares of preferred stock may be issued in designated series from time to time by one or more resolutions adopted by the board of directors.  The directors have the power to determine the preferences, limitations and relative rights of each series of preferred stock.  At December 31, 2007 and 2008, no shares of  preferred stock were issued or outstanding.

NOTE 7 — EQUITY INCENTIVES

In 2006, the Board and shareholders of the Company approved the 2006 Equity Incentive Plan (the “2006 Plan”) that replaced the 2003 Equity Incentive Plan (the 2003 Plan).  In 2007, the shareholders amended the 2006 Plan to increase the number of shares that may be issued under the 2006 Plan.   The 2006 Plan authorizes the Board, or a committee of the Board, to issue or transfer up to an aggregate of 5,460,000 shares of common stock, including the unissued shares available under the 2003 Plan, of which 1,146,459 remain available for issuance.  Awards under the Plan may include incentive stock options, non-statutory stock options, restricted stock units, restricted stock awards, and stock appreciation rights.   Stock Appreciation Rights are settled with cash.  The Company settles the exercise of other stock-based compensation with newly issued common shares.

Stock-based compensation cost is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes option pricing model and is recognized as compensation ratably on a straight-line basis over the requisite vesting/service period.  As of December 31, 2008, there was $3.8 million of total unrecognized compensation cost related to share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.5 years.

Stock Options and Stock Appreciation Rights

All stock options and stock appreciation rights (“SARS”) are approved prior to or on the date of grant.  Stock options and SARS are granted at an exercise price equal to or greater than the company’s stock price on the date of grant.  Awards vest over a period of zero to three years with a contractual term of five years after vesting.  The Company estimates the fair value of stock options and SARS using the Black-Scholes valuation model, consistent with the provisions of SFAS No. 123(R).  Key inputs and assumptions used to estimate the fair value of stock options and SARS include the grant price of the award, expected option term, volatility of the Company’s stock, the risk-free rate and the Company’s dividend yield.  The following table presents the weighted-average assumptions used in the valuation and the resulting weighted-average fair value per option granted:

For the Year Ended December 31:	2008	2007	2006
Expected Life *	3.5 to 5.5 years	2.0 to 2.8 years	2.0 to 2.8 years
Interest Rate	1.74% to 3.49%	4.1% to 4.96%	5.0%
Volatility **	85% to 90%	76% to 93%	101%
Dividend Yields	—	—	—
Weighted Average Fair Value of Stock Options Granted During the Year	$5.79	$2.77	$1.89
Weighted Average Fair Value of Stock Appreciation Rights Granted During the Year	$1.05	—	—

*          The expected life is the number of years that the Company estimates, based upon history, that options will be outstanding prior to exercise or forfeiture.

* * The Company’s estimates of expected volatility are principally based on the historic volatility of the Company’s common stock over the most recent period commensurate with the estimated expected life of the Company’s stock options and other relevant factors.

The following table summarizes option activity under the Plans during the years ended December 31, 2008, 2007, and 2006:

	2008		2007		2006
	Weighted Average Exercise Price	Number of Shares Under Option	Weighted Average Exercise Price	Number of Shares Under Option	Weighted Average Exercise Price	Number of Shares Under Option
Balance at January 1	$3.91	4,067,500	$1.49	3,650,000	$0.44	4,020,000
Options Granted	8.72	589,990	5.21	2,730,000	3.02	1,725,000
Options Exercised	0.80	(772,000)	1.54	(2,170,833)	0.49	(1,615,000)
Options Forfeited	4.05	(30,000)	2.56	(91,667)	1.57	(480,000)
Options Expired	—	—	3.20	(50,000)	—	—
Balance at December 31	$5.27	3,855,490	$3.91	4,067,500	$1.49	3,650,000

Exercisable at December 31		2,718,832		2,350,832		2,705,000
Intrinsic Value of Options Exercised		$616,380		$3,338,049		$788,600

For the year ended December 31, 2008, there were 141,860 SARS granted at a weighted exercise average price of $4.35 per right.  No rights were exercised, forfeited or expired.  No grants of stock appreciation rights were awarded during the fiscal years ended December 31, 2007 and 2006.  At December 31, 2008, the aggregate intrinsic value of exercisable (fully vested) options was $ 6,380 and had a weighted-average remaining contractual term of 4 years.

Stock Awards

Grants of stock awards have been made to Board members, officers, and employees.  Stock awards have been granted as performance based, earned over a required service period or to Board members upon their retirement.  Incentive based grants generally vest and stock is received without restriction to the extent of one-third of the granted stock for each year following the date of grant.  Performance based grants are recognized as compensation based on the probable outcome of achieving the performance condition.  Compensation for stock awards issued to members of the Board of Directors is recognized over the vesting period of one to two years.  Stock awards issued to Board members upon their retirement are recognized as compensation upon grant of the award.

The compensation expense recognized by the Company for stock awards is based on the closing market price of the Company’s common stock on the date of grant.  A summary of the Company’s stock award activity and related information for the fiscal years ended December 31, 2008 and 2007, is as follows (no stock awards were made in the year ended December 31, 2006):

	2008		2007
	Weighted Average Grant Date Fair Value	Number of Shares Under Option	Weighted Average Grant Date Fair Value	Number of Shares Under Option

Performance Based Stock awards granted to employees		—	$4.34	945,000
Performance Based Stock awards forfeited	$2.78	(60,000)		—
Stock awards granted to employees that require a service period	6.38	53,335		—
Stock awards granted to Board members that require a service period	7.19	133,550	6.71	160,000
Stock awards to Board members forfeited upon retirement	6.71	(63,334)		—
Stock awards granted to retiring Board members	9.51	10,000	6.71	5,000
Total granted, net of forfeitures		73,551		1,110,000

Taxes

A portion of the Company’s granted options qualify as incentive stock options (ISO) for income tax purposes.  As such, a tax benefit is not recorded at the time the compensation cost related to the options is recorded for book purposes due to the fact that an ISO does not ordinarily result in a tax benefit unless there is a disqualifying disposition.  Stock option grants of non-qualified options result in the creation of a deferred tax asset, which is a temporary difference, until the time that the option is exercised.

Summary of Compensation Recognized under Equity Incentives for the Year Ended December 31:	2008	2007	2006
Stock Options	$3,900	$4,790	$2,105
SARS	7	—	—
Stock Awards:
Performance Based	(167)	3,029	—
Vesting over time	92	—	—
Board of Directors vesting over time	855	168	—
Board of Directors retirement	95	34	—
Total	$4,782	$8,021	$2,105
Included in:
Capitalized as Development	$2,325	1,804	—
Expensed	2,457	6,217	2,105
	$4,782	$8,021	$2,105

NOTE 8 — INCOME TAXES

At December 31, 2008 and 2007 we had deferred tax assets principally arising from the net operating loss carry forwards for income tax purposes multiplied by an expected rate of 35%.  As management of the Company cannot determine that it is more likely than not that we will realize the benefit of the deferred tax assets, a valuation allowance equal to the net deferred tax asset has been established at December 31, 2008 and December 31, 2007.  The significant components of the deferred tax asset at December 31, 2008 and 2007 were as follows (in thousands):

	December 31, 2008	December 31, 2007
Operating loss carry forward	$94,004	$39,755
Unamortized exploration expense	8,126	8,268
Deductible stock based compensation	2,779	1,914
Deductible temporary difference	$104,909	$49,936
Taxable temporary difference - development costs	(38,674)
Net deductible temporary difference	$66,235	$49,936
Deferred tax asset	$23,182	$17,478
Deferred tax asset valuation allowance	$(23,182)	$(17,478)
Net deferred tax asset	$—	$—

At December 31, 2008 and 2007 we had net operating loss carry forwards of approximately $94.0 million and $39.8 million, respectively, which expire in the years 2022 through 2028.  The change in the allowance account from December 31, 2007 to December 31, 2008 was $5.7 million and the change between December 31, 2007 and December 31, 2006 was $11.6 million.

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

The Mt. Hope Lease Agreement requires a royalty advance (the “Construction Royalty Advance”) of 3% of the construction capital cost estimate upon the earliest of the Eureka Moly securing project financing in sufficient amounts to develop and put into operation the Mt. Hope property at a production level of at least 10 million pounds of annual production or October 19, 2008.

Eureka Moly has the right to defer the Construction Royalty Advance for one or two years by payment of a deferral fee (the “Deferral Fee”) in the amount of $0.4 million on or before October 19, 2008 and October 19, 2009 in the event project financing for the project has not been secured by each of the dates.  On October 17, 2008 Eureka Moly paid the $0.4 million Deferral Fee of October 19, 2008 discussed above to MHMI thereby deferring the Construction Royalty Advance. Through December 31, 2008 we have paid $3.3 million of the total Construction Royalty Advance.  Any remaining unpaid Construction Royalty Advance amounts on October 19, 2011 must be paid 50% on October 19, 2011 and the other 50% due on October 19, 2012.

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

Year	Deferral Fees	Advance Royalties	Total
2009	350	2,500	2,850
2010	—	19,650	19,650
2011	—	—	—
Thereafter (1)	—	—	—
Total	$350	$22,150	$22,500

(1)          After the mine begins production, Eureka Moly estimates that the Production Royalties will be in excess of the Annual Advance Royalties for the life of the project and, further, the Construction Royalty Advance will be fully recovered (credited against MHMI Production Royalties) by the end of 2012.

Deposits on project property, plant and equipment (including subsequent events)

As a continuing part of the development of the Mt. Hope Project, Eureka Moly has been, and continues to place orders for mining and milling equipment that must be built to specification and requires a long lead time for engineering and manufacturing.  Contractual commitments for long lead items require progress payments during the engineering and construction of the equipment and have cancellation penalties in the event Eureka Moly cancels the contract.

At December 31, 2008, we have contracts to purchase two 230kV primary transformers, a primary crusher, a semi-autogenous mill, two ball mills various motors for the mills, two electric shovels, two multi-hearth molybdenum roasters, 16 flotation cells, three blast hole drills, 24 haul trucks and other equipment (collectively, the “Purchase Contracts”).

We have completed certain renegotiations of Purchase Contracts and will continue to attempt to renegotiate our Purchase Contracts to preserve cash while at the same time receive the equipment required in a timely manner so as to not delay the commencement of operations.  At December 31, 2008, $31.5 million had been paid under the Purchase Contracts.  The following table shows the future amounts committed at December 31, 2008 by year and the renegotiated amounts for the same contracts for all contract modifications through February 25, 2009 under the Purchase Contracts (in thousands).

Year	At December 31, 2008	Modified amounts at February 25, 2009
2009	$140,478	$72,017
2010	46,913	100,089
2011	—	17,792
Total	$187,391	$189,898

The $2.5 million increase in the total amounts shown between the amount at December 31, 2008 of $188.0 million and the amount as of February 25, 2009 of $190.0 million is a result of delay and interest charges related to certain contracts in order to defer delivery of and payment for the items under the Purchase Contracts.

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

NOTE 10—UNAUDITED SUPPLEMENTARY DATA

The following is a summary of selected quarterly financial information (unaudited):

	Q1	Q2	Q3	Q4
Year Ended December 31, 2008
Loss from operations	$(5,750)	$(4,352)	$(3,288)	$(2,716)
Other income	530	503	530	129
Net loss	(5,220)	(3,849)	(2,758)	(2,587)
Basic and diluted net loss per share	$(0.08)	$(0.05)	$(0.04)	$(0.04)

Year Ended December 31, 2007
Loss from operations	$(9,241)	$(9,846)	$(12,402)	$(7,496)
Other income	168	361	346	430
Net loss	(9,073)	(9,485)	(12,056)	(7,066)
Basic and diluted net loss per share	$(0.21)	$(0.18)	$(0.22)	$(0.11)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report on Form 10-K.  Based on the foregoing, our management concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management conducted its evaluation of the effectiveness of the Company’s internal controls over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

The effectiveness of the Company’s assessment of internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.             DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding directors and executive officers of registrant is presented under the heading “Directors and Executive Officers” in our definitive proxy statement for use in connection with the 2009 Annual Meeting of Stockholders (the “2009 Proxy Statement”) to be filed within 120 days after our fiscal year ended December 31, 2008, and is incorporated herein by this reference thereto.

Information regarding Section 16(a) beneficial ownership reporting compliance report is presented under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2009 Proxy Statement, and is incorporated herein by this reference thereto.  Information regarding our code of ethics is presented under the heading “Code of Business Conduct and Ethics” in our 2009 Proxy Statement, and is incorporated herein by reference thereto.  Information regarding our Audit and Finance Committee and our Nominating Committee is presented under the heading “The Board of Directors, Board Committees and Director Independence” in our 2009 Proxy Statement, and is incorporated herein by reference thereto.

ITEM 11.             EXECUTIVE COMPENSATION

Information regarding executive compensation is presented under the heading “Executive Compensation” in our 2009 Proxy Statement, and is incorporated herein by this reference thereto.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding certain information with respect to our equity compensation plans as of December 31, 2008 is set forth under the heading “Equity Compensation Plan Information” in our 2009 Proxy Statement, and is incorporated herein by this reference thereto.

Information regarding security ownership of certain beneficial owners and management is set forth under the heading “Voting Securities and Principal Holders” in our 2009 Proxy Statement, and is incorporated herein by this reference thereto.

ITEM 13.             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions is presented under the heading “Certain Relationships and Related Transactions” in our 2009 Proxy Statement, and is incorporated herein by this reference thereto.

ITEM 14.             PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding principal accounting fees and services is presented under the headings “Audit Fees”, “Audit-Related Fees”, “Tax Fees”, and “All Other Fees” in our 2009 Proxy Statement, and is incorporated herein by this reference thereto.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)                                  Financial Statements

See the Index to Consolidated Financial Statements included on page 40 for a list of the financial statements included in this Form 10-K.

(2)                                  Financial Statement Schedules

Financial statement schedules are omitted because they are not required or are not applicable.

(3)                                  Exhibits

Exhibit Number	Description
2.1†	Agreement and Plan of Merger, dated October 5, 2007 (Filed as Exhibit 99.1 to our Current Report on Form 8-K filed on October 5, 2007.)
3.1†	Certificate of Incorporation (Filed as Exhibit 3.1 to our Current Report on Form 8-K filed on October 5, 2007.)
3.2†	Amended and Restated Bylaws (Filed as Exhibit 3.1 to our Current Report on Form 8-K filed on December 8, 2008.)
4.1†	Form of Security Purchase Agreement in connection with the private placement completed February 15, 2006 (Filed as Exhibit 4.1 to our Current Report on Form 8-K filed on February 17, 2006.)
4.2†	Form of Common Stock Purchase Warrant in connection with the private placement completed February 15, 2006 (Filed as Exhibit 4.2 to our Current Report on Form 8-K filed on February 17, 2006.)
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
10.3†

Amendment to Lease Agreement, made effective as of November 20, 2007, between the Company and Mount Hope Mines, Inc. (Filed as Exhibit 10.3 to our Annual Report on Form 10-KSB filed on March 21, 2008.)

10.4†	Option to Lease, dated November 12, 2004, between the Company and Mount Hope Mines, Inc. (Filed as Exhibit 10.1 to our Annual Report on Form 10-KSB filed on April 6, 2005.)
10.5†	Stock Purchase Agreement, dated December 11, 2006, between the Company and Equatorial Mining Limited (Filed as Exhibit 10.17 to our Annual Report on Form 10-KSB filed on April 3, 2007.)

Exhibit Number	Description
10.6†	Securities Purchase Agreement, dated as of November 19, 2007, between the Company and ArcelorMittal S.A. (Filed as Exhibit 10.6 to our Annual Report on Form 10-KSB filed on March 21, 2008.)
10.7†+	Amended and Restated Employment Agreement, dated September 13, 2007, between the Company and Bruce D. Hansen (Filed as Exhibit 99.1 to our Current Report on Form 8-K filed on September 18, 2007.)
10.8+	First Amendment to Amended and Restated Employment Agreement, dated effective as of January 1, 2009, between the Company and Bruce D. Hansen (Filed herewith)
10.9†+	Employment Agreement, dated as of April 25, 2007, between the Company and David Chaput (Filed as Exhibit 99.1 to our Current Report on Form 8-K filed on April 27, 2007.)
10.10+	First Amendment to Employment Agreement, dated effective as of January 1, 2009, between the Company and David A. Chaput (Filed herewith)
10.11†+	Form of Indemnification Agreement (Filed as Exhibit 10.18 to our Current Report on Form 8-K filed on October 5, 2007.)
10.12†	General Release and Settlement Agreement between the Company and Robert L. Russell entered into on October 1, 2007 (Filed as Exhibit 10.10 to our Annual Report on Form 10-KSB filed on March 21, 2008.)
10.13†	Consulting and Advisory Agreement between the Company and Robert L. Russell entered into on October 1, 2007 (Filed as Exhibit 10.11 to our Annual Report on Form 10-KSB filed on March 21, 2008.)
10.14	Letter Agreement dated December 16, 2008, between the Company and Robert L. Russell (Filed herewith)
10.15†+	2003 Stock Option Plan of the Company (Filed as Exhibit 4.1 to our General Form for Registration of Securities of Small Business Issuers on Form 10-SB/A filed on May 14, 2004)
10.16†+

Form of Stock Option Agreement under 2003 Stock Option Plan of the Company (Filed as Exhibit 4.2 to our General Form for Registration of Securities of Small Business Issuers on Form 10-SB/A filed on May 14, 2004)

10.17+	First Amendment to 2003 Stock Option Plan of the Company, dated effective as of January 1, 2009 (Filed herewith)
10.18†+	2006 Equity Incentive Plan of the Company, as amended (Filed as Exhibit 99.1 to our Registration Statement on Form S-8 filed on February 13, 2008.)
10.19†+	Form of Stock Option Grant Notice and Agreement under 2006 Equity Incentive Plan of the Company (Filed as Exhibit 10.13 to our Annual Report on Form 10-KSB filed on April 3, 2007.)
10.20†+	Form of Restricted Stock Agreement under 2006 Equity Incentive Plan of the Company (Filed as Exhibit 10.14 to our Annual Report on Form 10-KSB filed on April 3, 2007.)
10.21†+	Form of Non-Employee Option Award Agreement (Filed as Exhibit 99.1 to our Registration Statement on Form S-8 filed on January 12, 2007.)
10.22†+	Form of Employee Stock Option Agreement (Filed as Exhibit 99.2 to our Registration Statement on Form S-8 filed on January 12, 2007.)
10.23+	First Amendment to 2006 Equity Incentive Plan of the Company, dated effective as of January 1, 2009 (Filed herewith)
10.24†*	Molybdenum Supply Agreement between General Moly and ArcelorMittal Purchasing SAS, dated as of December 28, 2007 (Filed as Exhibit 10.19 to our Annual Report on Form 10-KSB filed on March 21, 2008.)
10.25†

Contribution Agreement between Nevada Moly, LLC, a wholly-owned subsidiary of the Company (“Nevada Moly”), Eureka Moly, LLC, and POS-Minerals Corporation (Filed as Exhibit 10.20 to our Quarterly Report on Form 10-Q filed on May 7, 2008.)

10.26†	Amended and Restated Limited Liability Company Agreement of Eureka Moly, LLC (Filed as Exhibit 10.20 to our Quarterly Report on Form 10-Q filed on May 7, 2008.)
10.27	Amendment No. 1 to Limited Liability Company Agreement of Eureka Moly, LLC, dated as of October 28, 2008, between Nevada Moly, LLC and POS-Minerals Corporation (Filed herewith)
10.28†

Guarantee and Indemnity Agreement, dated February 26, 2008, by POSCO Canada Ltd., in favor of Nevada Moly, LLC and the Company (Filed as Exhibit 10.20 to our Quarterly Report on Form 10-Q filed on May 7, 2008.)

Exhibit Number	Description
10.29†+	Amended and Restated Employment Agreement, dated January 30, 2007, between the Company and Andrew J. Russell (Filed as Exhibit 10.23 to our Quarterly Report on Form 10-Q filed on August 4, 2008.)
10.30†+

Amendment to Amended and Restated Employment Agreement, dated January 14, 2008, by and between the Company and Andrew J. Russell (Filed as Exhibit 10.24 to our Quarterly Report on Form 10-Q filed on August 4, 2008.)

10.31†	Molybdenum Supply Agreement between the Company and SeAH Besteel Corporation, dated as of May 14, 2008 (Filed as Exhibit 10.20 to our Quarterly Report on Form 10-Q filed on August 4, 2008.)
10.32†*	Molybdenum Supply Agreement between the Company and Sojitz Corporation, dated as of August 8, 2008 (Filed as Exhibit 10.26 to our Quarterly Report on Form 10-Q filed on November 3, 2008.)
10.33+	Employment Agreement, dated as of October 5, 2007, between the Company and Robert I. Pennington (Filed herewith)
10.34+	First Amendment to Employment Agreement, dated effective as of January 1, 2009, between the Company and Robert I Pennington (Filed herewith)
10.35+	Employment Agreement, dated as of July 25, 2007, between the Company and Gregory E. McClain (Filed herewith)
10.36+	First Amendment to Employment Agreement, dated effective as of January 1, 2009, between the Company and Gregory E. McClain (Filed herewith)
10.37+	Employment Agreement, dated as of June 20, 2007, between the Company and Daniel G. Zang (Filed herewith)
10.38+	First Amendment to Employment Agreement, dated effective as of January 1, 2009, between the Company and Daniel G. Zang (Filed herewith)
14.1†	Code of Conduct and Ethics of Idaho General Mines, Inc. adopted June 30, 2006 (Filed as Exhibit 14.1 to our Current Report on Form 8-K filed on July 7, 2006.)
16.1†	Letter from Williams & Webster, P.S. dated August 22, 2007 (Filed as Exhibit 16.1 to our Current Report on Form 8-K filed on August 23, 2007.)
21.1	Subsidiaries of General Moly, Inc. (Filed herewith)
23.1	Consent of PricewaterhouseCoopers LLP (Filed herewith)
31.1	Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a) (Filed herewith)
31.2	Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a) (Filed herewith)
32.1	Certification of CEO pursuant to Section 1350 (Furnished herewith)
32.2	Certification of CFO pursuant to Section 1350 (Furnished herewith)

†      Previously filed as indicated and incorporated herein by reference.

+      Management contract.

*      Confidential treatment has been granted for certain portions of this exhibit, and such confidential portions have been separately filed with the Securities Exchange Commission.

SIGNATURES

In accordance with the requirements of the Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Lakewood, Colorado on February 27, 2009.

GENERAL MOLY, INC.

By:	/s/ Bruce D. Hansen
Name:	Bruce D. Hansen
Title:	Chief Executive Officer
(Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed on February 27, 2009, by the following persons, on behalf of the Registrant, and in the capacities indicated below.

/s/ Bruce D. Hansen	Chief Executive Officer and Director
Bruce D. Hansen	(Principal Executive Officer)

/s/ David A. Chaput	Chief Financial Officer
David A. Chaput	(Principal Financial Officer)

/s/ Daniel G. Zang	Controller and Treasurer
Daniel G. Zang	(Principal Accounting Officer)

/s/ Ricardo M. Campoy	Director
Ricardo M. Campoy

/s/ Mark A. Lettes	Director
Mark A. Lettes

/s/ Jean-Pierre M. Ergas	Director
Jean-Pierre M. Ergas

/s/ Gary A. Loving	Director
Gary A. Loving

/s/ R. David Russell	Director
R. David Russell

/s/ Richard F. Nanna	Director
Richard F. Nanna

/s/ Andrew G. Sharkey	Director
Andrew G. Sharkey