Form 10-Q
period 2009-03-31
General Moly, Inc
filed 2009-05-01
CIK 1275229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.  YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

The number of shares outstanding of registrant’s common stock as of April 28, 2009 was 71,972,875.

PART I - FINANCIAL INFORMATION

ITEM 1.             FINANCIAL STATEMENTS

GENERAL MOLY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited - Dollars in thousands except per share amounts)

	March 31, 2009	December 31, 2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$77,295	$78,462
Restricted cash — Eureka Moly, LLC	3,139	13,915
Deposits, prepaid expenses and other current assets	462	326
Total Current Assets	80,896	92,703
Mining properties, land and water rights	87,487	79,292
Deposits on project property, plant and equipment	32,209	31,499
Restricted cash held for electricity transmission	12,286	12,545
Restricted cash held for reclamation bonds	1,133	1,133
Non-mining property and equipment, net	712	763
Other assets	2,994	2,994
TOTAL ASSETS	$217,717	$220,929

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$6,302	$6,692
Provision for post closure reclamation and remediation costs	90	90
Current portion of long term debt	128	128
Total Current Liabilities	6,520	6,910
Provision for post closure reclamation and remediation costs, net of current portion	641	641
Long term debt, net of current portion	298	330
Total Liabilities	7,459	7,881

COMMITMENTS AND CONTINGENCIES — NOTE 9	—	—

EQUITY
General Moly, Inc. stockholders’ equity
Preferred stock, Series A, $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized, 71,977,875 and 71,852,646 shares issued and outstanding, respectively	72	72
Additional paid-in capital	185,492	185,179
Accumulated deficit before exploration stage	(213)	(213)
Accumulated deficit during exploration and development stage	(74,990)	(71,990)
Total General Moly, Inc. stockholders’ equity	110,361	113,048
Noncontrolling interest	99,897	100,000
Total Equity (NOTE 7)	210,258	213,048
TOTAL LIABILITIES AND EQUITY	$217,717	$220,929

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL MOLY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited - In thousands, except per share amounts)

	Three Months Ended		January 1, 2002 (Inception of Exploration Stage) to
	March 31, 2009	March 31, 2008	March 31, 2009
REVENUES	$—	$—	$—

OPERATING EXPENSES:
Exploration and evaluation	198	2,525	36,902
General and administrative expense	2,913	3,225	42,196
TOTAL OPERATING EXPENSES	3,111	5,750	79,098

LOSS FROM OPERATIONS	(3,111)	(5,750)	(79,098)

OTHER INCOME
Interest and dividend income	8	530	3,940
Other income	—	—	65
TOTAL OTHER INCOME	8	530	4,005

LOSS BEFORE TAXES	(3,103)	(5,220)	(75,093)

INCOME TAXES	—	—	—

CONSOLIDATED NET LOSS	(3,103)	(5,220)	(75,093)

LESS: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	103	—	103

NET LOSS ATTRIBUTABLE TO GENERAL MOLY, INC.	$(3,000)	$(5,220)	$(74,990)

BASIC AND DILUTED NET LOSS ATTRIBUTABLE TO GENERAL MOLY PER SHARE OF COMMON STOCK	$(0.04)	$(0.08)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — BASIC AND DILUTED	71,964	66,652

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL MOLY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited — In thousands)

	Three Months Ended		January 1, 2002 (Inception of Exploration Stage) to
	March 31, 2009	March 31, 2008	March 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated Net loss	$(3,103)	$(5,220)	$(75,093)
Adjustments to reconcile net loss to net cash used by operating activities:

Services and expenses paid with common stock	—	—	1,990
Depreciation and amortization	85	72	638
Equity compensation for employees and directors	284	871	12,268
(Increase) decrease in deposits, prepaid expenses and other	(136)	175	(370)
Decrease (increase) in restricted cash held for electricity transmission	259	—	(12,286)
(Decrease) increase in accounts payable and accrued liabilities	(390)	(2,430)	6,280
Increase in post closure reclamation and remediation costs	—	88	522
Net cash used by operating activities	(3,001)	(6,444)	(66,051)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for the purchase of equipment	—	(155)	(1,324)
Purchase of securities	—	—	(137)
Purchase and development of mining properties, land and water rights	(8,200)	(7,201)	(81,954)
Deposits on property, plant and equipment	(710)	(7,353)	(32,209)
(Increase) in restricted cash held for reclamation bonds	—	(110)	(642)
Cash provided by sale of marketable securities	—	—	246
Net cash (used by) investing activities	(8,910)	(14,819)	(116,020)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock, net of issuance costs	—	11,644	165,105
Cash proceeds from POS-Minerals Corporation	—	50,000	100,000
Cash paid to POS-Minerals Corporation for purchase price adjustment	—		(2,994)
Decrease (increase) decrease in restricted cash — Eureka Moly, LLC	10,776	(39,459)	(3,139)
Net increase in debt	(32)	19	348
Net cash provided by financing activities	10,744	22,204	259,320
Net (decrease) increase in cash and cash equivalents	(1,167)	941	77,249
Cash and cash equivalents, beginning of period	78,462	78,371	46
Cash and cash equivalents, end of period	$77,295	$79,312	$77,295

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Equity compensation capitalized as development	$29	$412	$4,158
Restricted cash held for reclamation bond acquired in an acquisition	—	—	491
Post closure reclamation and remediation costs and accounts payable assumed in an acquisition	—	—	263
Common stock and warrants issued for property and equipment	—	—	1,586

The accompanying notes are an integral part of these consolidated condensed financial statements.

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

We were in the exploration stage until October 4, 2007 when our Board of Directors (the “Board”) approved the development of the Mt. Hope molybdenum property (the “Mt. Hope Project”) in Eureka County, Nevada.  The Company is now in the development stage and is currently proceeding with the development of the Mt. Hope Project.  We are also conducting exploration and evaluation activities on our Liberty molybdenum property (the “Liberty Property”) in Nye County, Nevada.  In addition, we have certain other, non-core, mineral interests in the Western United States that we are currently evaluating for potential development or sale.

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

Pursuant to the terms of the Joint Venture, POS-Minerals has made its first and second cash contributions to the Joint Venture totaling $100.0 million during the year ended December 31, 2008 (the “Initial Contributions”).  Additional amounts will be due from POS-Minerals within 15 days after the date (the “ROD Contribution Date”) that certain specified conditions (the “ROD Contribution Conditions”) are met, including the receipt of major operating permits, the Record of Decision (“ROD”) from the United States Bureau of Land Management for the project has become effective, and any administrative or judicial appeals with respect thereto are final.  We are currently targeting the effectiveness of the ROD and the satisfaction of the ROD Contribution Conditions to occur in mid-year 2010, but circumstances beyond our control could cause the effectiveness of the ROD and / or the satisfaction of the ROD Contribution Conditions to be delayed.

Our current forecast of the ROD Contribution Date occurring after December 31, 2009 allows POS-Minerals to elect to either retain its 20% share by contributing an additional $56.0 million plus its 20% share of all Joint Venture costs incurred from the Closing Date to the ROD Contribution Date or reduce its ownership interest to 13% and fund its remaining 13% share of all Joint Venture costs incurred from the Closing Date to the ROD Contribution Date.  Such election is required to be made prior to January 31, 2010.

In addition, if commercial production at the Mt. Hope Project is not achieved by December 31, 2011 for reasons other than a force majeure event, the Joint Venture with POS-Minerals requires Eureka Moly to return to POS-Minerals a portion of the contributions made.  If required, the return of contributions to POS-Minerals will be $36.0 million, with no corresponding reduction in POS-Minerals’ ownership interest in Eureka Moly, if POS-Minerals has elected to retain its 20% interest and has contributed the additional $56.0 million required by the agreement.  If required, the return of contributions to POS-Minerals will be $33.0 million if POS-Minerals has elected to reduce its ownership interest to 13%.  Based on our current plan and expected timetable it is unlikely the Mt. Hope Project will achieve commercial production by December 31, 2011.  Such return of contributions are required to be made on or prior to January 27, 2012.

The Initial Contributions of $100.0 million that were made by POS-Minerals during 2008 are available to fund the Mt. Hope Project Joint Venture costs incurred subsequent to the Closing Date.  We are required, pursuant to the terms of the Joint Venture, to advance funds required to pay costs for the development of the Mt. Hope Project that exceed the Initial Contributions until the ROD Contribution Date, at which point the contributions described above to be made by POS-Minerals will be applied to reimburse us for POS-Minerals’ share of such development costs.  All costs incurred after the ROD Contribution Date will be allocated and funded pro rata based on each party’s ownership interest.  In the event Eureka Moly is required to return a portion of the POS-Minerals contributions due to a delay in production beyond December 31, 2011, as discussed above, such amount will be funded by the Company only.

NOTE 2 — LIQUIDITY, CAPITAL REQUIREMENTS AND RESTRUCTURING

Our cash balance at March 31, 2009 was $77.3 million compared to $78.5 million at December 31, 2008.  Additionally we have $3.1 million of restricted cash that represents the unspent amount of the Initial Contributions from POS-Minerals that is available for the continuing development of the Mt. Hope Project.

The cash needs for the development of the Mt. Hope Project require that we or Eureka Moly obtain project financing or other significant financing in addition to the capital contributions anticipated to be received from POS-Minerals.  The aggregate amount of additional financing required for the development of the Mt. Hope Project, minus the amounts anticipated to be received from POS-Minerals on the ROD Contribution Date is anticipated to range between $715 million and $850 million depending on the election made by POS-Minerals to either retain its current 20% interest or reduce its interest in the Joint Venture to 13%.   During 2008, we engaged Barclays Capital and Credit Suisse Securities (USA) LLC to assist in our efforts to pursue project financing for the Mt. Hope Project.  Our ability to obtain such project financing depends on the effectiveness and the timing of the ROD, the anticipated price of molybdenum, our projected fixed and variable operating costs and the overall state of the economy and the credit markets in general.

Recent disruptions in national and international credit markets have led to very illiquid and volatile conditions.  There is a scarcity of credit and lenders are imposing tighter lending standards and higher interest costs for loans.  Our ability to obtain the necessary funding for the Mt. Hope Project as well as the terms for such funding may be adversely affected by these disruptions in the credit markets.  We may not be able to obtain the necessary financing for the Mt. Hope Project in a timely manner, on customary or favorable terms, or at all.

Given the continued uncertainty in the project finance market, current low molybdenum prices, and a longer than expected timeframe to receive the federal permits to begin construction at the Mt. Hope project, on March 26, 2009 we implemented a cash conservation plan to reduce expenditures and conserve cash for 2009 and 2010 in order to maximize financial flexibility.  With our March 31, 2009 consolidated cash balance of $80.4 million, we have the capacity to continue our current level of permitting efforts, maintain efforts to secure project financing, and secure the most critical long lead equipment for the ultimate construction of the Mt. Hope project.

The Company has purchase orders for two types of equipment — milling process equipment and mining equipment.  Most equipment orders for the custom-built grinding and other milling process equipment will be completed by the manufacturers and stored.  The grinding and milling process equipment require the longest lead times and maintaining these orders is critical to the Company’s ability to re-start the development of Mt. Hope rapidly.  With respect to the remaining milling process equipment, the manufacturers have agreed to suspend fabrication of the equipment.  The Company is negotiating with the manufacturers regarding costs incurred to date with respect to equipment fabrication, storage costs, the timing of restarting fabrication and future payment terms.  Based on our current plan,  expected timetable, and results of such negotiations,we expect to make additional payments of approximately $46 million under milling process equipment orders through the end of 2010, and $16 million in 2011.

Orders for mining equipment will be cancelled or suspended.  The lead times and costs associated with many of these items have declined in recent months.  Once financing is secured, the Company anticipates placing orders for this mining equipment again.  The Company will continue to evaluate all options to decrease Mt. Hope’s initial capital requirement and facilitate a timelier re-start of the project development.

The cash conservation plan will also reduce our total cash utilization to approximately $1 million per month by the fourth quarter of this year for all expenditures other than the key equipment purchases discussed above.  Based on our current cash on hand and our cash conservation plan, the Company expects it will have adequate liquidity for operations, as modified, through the end of 2010.  Engineering efforts, currently approximately 60% complete, have been suspended pending the completion of financing.

The cash conservation plan has also impacted General Moly employees and contractor support.  The Company has initiated plans to reduce administrative expenses by $5 million per year through a combination of compensation restructuring and position eliminations.  In March 2009 we incurred costs related to one-time employee termination benefits totaling $0.8 million.  All of the affected employees were notified in March 2009.  The majority of the affected employees are not required to render service beyond 60 days, and accordingly, costs associated with these one-time termination benefits were recognized in March, 2009.  Additional costs of $0.1 million will be recognized during subsequent quarters, for those few affected employees who will render service beyond 60 days.

We also expect to incur approximately $3 million in equipment contract cancellation and suspension costs during the second quarter of 2009.  Such costs will be a combination of deposits forfeited and cash costs to cancel or suspend contracts.  At March 31, 2009, none of the contracts had been cancelled or suspended and, accordingly, no cancellation or suspension costs have been recognized.  We expect substantially all of the cancellation and suspension of contracts will occur during the three months ended June 30, 2009.

While we do not expect to achieve full project financing until credit markets and the outlook for molybdenum prices improve, we are continuing to evaluate a number of potential sources for capital, including the possibility of a sale of another minority interest in the Mt. Hope Project, additional support from current strategic partners, and debt from private investment groups, as well as the capital markets.

Once the ROD is effective, additional capital will be required through the commencement of commercial production at the Mt. Hope Project.  Our ability to develop the project is dependent on, among other things, our ability to raise the necessary capital to fund the Mt. Hope Project both in sufficient amount and in a timely manner.  Additionally, if the currently estimated costs of the Mt. Hope Project are exceeded we will need to raise additional capital to fund such overruns.  The Company is currently, and will on an ongoing basis be, pursuing the most efficient sources of funding for the project including, but not limited to, the equity markets, the bank project finance markets and the high yield capital debt markets.

We also require additional capital to maintain our mining claims and other rights related to the Liberty Property, as well as continue payment of ongoing general and administrative costs associated with supporting our planned operations.

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The interim Condensed Consolidated Financial Statements of the Company are unaudited.  In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim statements have been included.  All such adjustments are, in the opinion of management, of a normal recurring nature except for the adoption of the new accounting standards discussed below.  The results reported in these interim Condensed Consolidated Financial Statements are not necessarily indicative of the results that may be reported for the entire year.  These interim Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Change in Accounting Principle

Our financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.  At December 31, 2007, all of our subsidiaries were wholly owned.  In February 2008, we entered into the Joint Venture which establishes our ownership interest in Eureka Moly at 80%.  At March 31, 2009 and December 31, 2008, the consolidated financial statements include all of our wholly owned subsidiaries and our majority owned Joint Venture Eureka Moly.  On January 1, 2009, we adopted Statement of Financial Accounting Standards No. 160 - Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (SFAS No. 160), the provisions of which, among others, requires that minority interests be renamed noncontrolling interests and that a company present such noncontrolling interests as equity for all periods presented.  The POS-Minerals contributions attributable to their 20% interest are shown as noncontrolling interest in the condensed consolidated financial statements.   The prior periods presented have also been reclassified to conform to the current classification required by SFAS No. 160.

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

Basic and Diluted Net Loss Per Share

Net loss per share was computed by dividing the net loss attributable to General Moly, Inc. by the weighted average number of shares outstanding during the period.  The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  Outstanding warrants to purchase 7,445,434 and 9,204,481 shares of common stock, options to purchase 3,490,490 and 4,162,500 shares of common stock and awards totaling 185,000 and 255,000 at March 31, 2009 and 2008, respectively, were not included in the computation of diluted earnings per share for the three months ended March 31, 2009 and 2008 because to do so would have been antidilutive.  Therefore, basic loss per share is the same as diluted loss per share.

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

Depreciation and Amortization

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Property and equipment are depreciated using the following estimated useful lives: field equipment — five years; office furniture, fixtures, and equipment — five years; vehicles — three to five years; leasehold improvements — three years; residential trailers — ten to twenty years; and buildings and improvements — ten years.

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

Stock-based Compensation

Stock-based compensation represents the fair value related to stock-based awards granted to members of the board of directors, officers and employees.  The Company uses the Black-Scholes (BS) model to determine the fair value of stock-based awards under Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment.  For stock-based compensation that is earned upon the satisfaction of a service condition, the cost is recognized on a straight-line basis (net of estimated forfeitures) over the requisite vesting period (up to three years).  Awards expire five years from the date of vesting.

Further information regarding stock-based compensation can be found in Note 6 — “Equity Incentives.”

NOTE 4 — MINING PROPERTIES, LAND AND WATER RIGHTS

We currently have interests in two mining properties that are the primary focus of our operations.  The Mt. Hope Project is currently in the development stage and the Liberty Property is in the exploration and evaluation stage.  The following is a summary of mining properties, land and water rights at March 31, 2009 and December 31, 2008 (in thousands):

Mining Properties, Land and Water Rights

	At March 31, 2009	At December 31, 2008
Mt. Hope Project:
Development costs	$62,921	$54,722
Mineral, land and water rights	10,253	10,253
Advance Royalties	3,650	3,650
Total Mt. Hope Project	76,824	68,625
Total Liberty Property	9,774	9,778
Other Properties	889	889
Total	$87,487	$79,292

NOTE 5 — COMMON STOCK AND COMMON STOCK WARRANTS

During the three months ended March 31, 2009 we issued 128,562 shares of common stock pursuant to stock awards.

At March 31, 2009, we had warrants outstanding totaling 7,455,434 of which 6,455,434 are exercisable at $3.75 per warrant and expire February 2011 and 1,000,000 are exercisable at $10.00 per share once General Moly has received financing necessary for the commencement of commercial production at the Mt. Hope Project and will expire one year afterwards.

NOTE 6 — EQUITY INCENTIVES

In 2006, the Board and shareholders of the Company approved the 2006 Equity Incentive Plan (the “2006 Plan”) which replaced the 2003 Equity Incentive Plan (the “2003 Plan”).  In 2007, the shareholders amended the 2006 Plan to increase the number of shares that may be issued under the 2006 Plan.   The 2006 Plan authorizes the Board, or a committee of the Board, to issue or transfer up to an aggregate of 5,460,000 shares of common stock, including the unissued shares available under the 2003 Plan, of which 767,833 remain available for issuance.  Awards under the Plan may include incentive stock options, non-statutory stock options, restricted stock units, restricted stock awards, and stock appreciation rights.   Stock appreciation rights are settled with cash.  The Company settles the exercise of other stock-based compensation with newly issued common shares.

Stock-based compensation cost is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes option pricing model and is recognized as compensation ratably on a straight-line basis over the requisite vesting/service period.  As of March 31, 2009, there was $2.3 million of total unrecognized compensation cost related to share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.5 years.

Stock Options and Stock Appreciation Rights

All stock options and stock appreciation rights (“SARS”) are approved prior to or on the date of grant.  Stock options and SARS are granted at an exercise price equal to or greater than the company’s stock price on the date of grant.  Awards vest over a period of zero to three years with a contractual term of five years after vesting.  The Company estimates the fair value of stock options and SARS using the Black-Scholes valuation model, consistent with the provisions of SFAS No. 123(R).  Key inputs and assumptions used to estimate the fair value of stock options and SARS include the grant price of the award, expected option term, volatility of the Company’s stock, the risk-free rate and the Company’s dividend yield.  The following table presents the weighted-average assumptions used in the valuation and the resulting weighted-average fair value per option or SAR award granted:

Stock Option Valuation Assumptions

Expected Life *	3.5 to 5.5 years
Interest Rate	1.13% to 5.05%
Volatility **	67% to 94%
Dividend Yields	—

Weighted Average Fair Value of Stock Appreciation Rights Granted During the Quarter	$0.84

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

The following table summarizes option activity under the Plans for the three months ended March 31, 2009:

Stock Option Activity	Weighted Average Exercise Price	Number of Shares Under Option
Balance at January 1, 2009	$5.27	3,855,490
Options Granted	$0.96	1,166
Options Exercised	—	—
Options Forfeited	7.93	(236,166)
Options Expired	2.80	(130,000)
Balance at March 31, 2009	$5.16	3,490,490

Exercisable at March 31, 2009		2,662,163

For the three months ended March 31, 2009, there were 450,000 SARS granted at a weighted exercise average price of $0.83 per right, and 61,260 were forfeited.  No SARS were exercised, and none expired during the three months ended March 31, 2009.    At March 31, 2009, the aggregate intrinsic value of exercisable (fully vested) options was $0.1 million and had a weighted-average remaining contractual term of 3 years.

Stock Awards

Grants of stock awards have been made to Board members, officers, and employees.  Stock awards have been granted as performance based, earned over a required service period or to Board members for services.  Incentive based grants generally vest and stock is received without restriction to the extent of one-third of the granted stock for each year following the date of grant.  Performance based grants are recognized as compensation based on the probable outcome of achieving the performance condition.  Compensation for stock awards issued to members of the Board of Directors that are earned based on a required service period is recognized over the vesting period of one to two years.  Stock awards issued to Board members that have no required service period are recognized as compensation upon grant of the award.

The compensation expense recognized by the Company for stock awards is based on the closing market price of the Company’s common stock on the date of grant.  For the three months ended March 31, 2009 a total of 128,562 shares were granted to Board Members and the Secretary of the Company which had a weighted average grant date fair value of $1.16 per share.

Summary of compensation recognized under equity incentives

The following is a summary of compensation recognized under equity incentives for the three months ended March 31, 2009 (in thousands):

Stock-Based Compensation Summary

Stock Options	$545
SARS	44
Forfeitures related to the restructuring	(567)
Stock Awards:
Vesting over time	44
Board of Directors and Secretary	320
Total	$386
The compensation recognized under equity incentives for the three months ended March 31, 2009 is recorded as follows:
Capitalized as Development	$29
Expensed	357
$386

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

NOTE 7 — CHANGES IN EQUITY

	Activity for Three Months Ended
Changes in Equity	March 31, 2009	March 31, 2008
Total Equity December 31, 2008 & 2007, respectively	$213,048	$102,105
Common stock:
At beginning of period	72	66
Exercised Warrants	—	3
At end of period	72	69

Additional paid-in capital:
At beginning of period	185,179	159,828
Exercised Warrants	—	11,645
Stock based compensation	313	1,279
At end of period	185,492	172,752

Accumulated deficit:
At beginning of period	(72,203)	(57,789)
Net loss	(3,000)	(5,220)
At end of period	(75,203)	(63,009)

Noncontrolling interest:
At beginning of period	100,000	50,000
Net loss attributable to noncontrolling interest	(103)	—
At end of period	99,897	50,000

Total Equity March 31, 2009 & 2008, respectively	$210,258	$159,812

NOTE 8 — INCOME TAXES

At March 31, 2009 and December 31, 2008, we had deferred tax assets principally arising from the net operating loss carry forwards for income tax purposes multiplied by an expected rate of 35%.  As our management cannot determine that it is more likely than not that we will realize the benefit of the deferred tax assets, a valuation allowance equal to the deferred tax asset has been established at March 31, 2009 and December 31, 2008.  The significant components of the deferred tax asset at March 31, 2009 and December 31, 2008 were as follows (in thousands):

Deferred Tax Asset	March 31, 2009	December 31, 2008
Operating loss carry forward	$104,152	$94,004
Unamortized exploration expense	7,641	8,126
Deductible stock-based compensation	2,779	2,779
Deductible temporary difference	114,572	104,909
Taxable temporary difference – development costs	(45,234)	(38,674)
Net deductible temporary difference	69,338	66,235
Deferred tax asset	$24,268	$23,182
Deferred tax asset valuation allowance	$(24,268)	$(23,182)
Net deferred tax asset	$—	$—

At March 31, 2009 and December 31, 2008, we had net operating loss carry forwards of approximately $104.2 million and $94.0 million, respectively, which expire in the years 2022 through 2029.

NOTE 9—COMMITMENTS AND CONTINGENCIES

Mt. Hope Project

The Mt. Hope Lease may be terminated upon the expiration of its 30-year term, earlier at the election of Eureka Moly, or upon our material breach and failure to cure such breach.  If Eureka Moly terminates the lease, termination is effective 30 days after receipt by Mount Hope Mines, Inc. (“MHMI”) of written notice to terminate the Mt. Hope Lease and no further payments would be due to MHMI.  In order to maintain the lease, Eureka Moly must pay certain deferral fees and advance royalties as discussed below.

The Mt. Hope Lease Agreement requires a royalty advance (the “Construction Royalty Advance”) of 3% of the construction capital cost estimate upon the earliest of Eureka Moly securing project financing in sufficient amounts to develop and put into operation the Mt. Hope property at a production level of at least 10 million pounds of annual production or October 19, 2008.

Eureka Moly has the right to defer the Construction Royalty Advance for one or two years by payment of a deferral fee (the “Deferral Fee”) in the amount of $0.4 million on or before October 19, 2008 and October 19, 2009 in the event project financing for the project has not been secured by each of the dates.  On October 17, 2008 Eureka Moly paid the $0.4 million Deferral Fee of October 19, 2008 discussed above to MHMI thereby deferring the Construction Royalty Advance. Through March 31, 2009 we have paid $3.3 million of the total Construction Royalty Advance.  Any remaining unpaid Construction Royalty Advance amounts on October 19, 2011 must be paid 50% on October 19, 2011 with the other 50% due on October 19, 2012.

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

Year	Deferral Fees	Advance Royalties		Total
2009	350	—		350
2010	—	22,150	(1)	22,150
2011	—	500		500
2012 (2)	—	500		500
Total	$350	$23,150		$23,500

(1)          Assumes project financing is completed by the Company in 2010.

(2)          After the mine begins production, Eureka Moly estimates that the Production Royalties will be in excess of the Annual Advance Royalties for the life of the project and, further, the Construction Royalty Advance will be fully recovered (credited against MHMI Production Royalties) by the end of 2014.

Deposits on project property, plant and equipment (including subsequent events)

As a continuing part of the development of the Mt. Hope Project, Eureka Moly has placed orders for mining and milling equipment that must be built to specification and requires a long lead time for engineering and manufacturing.  Contractual commitments for long lead items require progress payments during the engineering and fabrication of the equipment and have cancellation penalties in the event Eureka Moly cancels the contract.

At March 31, 2009, we have contracts to purchase mining equipment comprised of two electric shovels, three blast hole drills, 24 haul trucks and two front end loaders and milling process equipment comprised of two 230kV primary transformers, a primary crusher, a semi-autogenous mill, two ball mills, various motors for the mills, two multi-hearth molybdenum roasters, 16 flotation cells and other milling process equipment (collectively, the “Purchase Contracts”).

We plan to maintain equipment orders for custom-built grinding and other milling process equipment pending on-going negotiations with vendors related to construction schedule, delivery timelines, storage and payment terms.  We plan to cancel or suspend mining equipment purchase contracts.We expect to complete the renegotiations and cancellation or suspension for certain other contracts by mid-2009. The following table sets forth Eureka Moly’s cash commitments under Purchase Contracts at March 31, 2009 (in thousands), prior to such renegotiations.

Cash Commitments Under Purchase Contracts

Year	As of March 31, 2009
2009 – Remainder	$71,369
2010	100,244
2011	17,798
Total	$189,411

ITEM 2.             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References made in this Quarterly Report on Form 10-Q to “we,” “our,” “us,” or the “Company,” refer to General Moly, Inc.

The following discussion and analysis of our financial condition and results of operations constitutes management’s review of the factors that affected our financial and operating performance for the three months ended March 31, 2009 and 2008.  This discussion should be read in conjunction with the consolidated financial statements and notes thereto contained elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2008, which was filed on February 27, 2009.

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

The development of the Mt. Hope Project has an estimated total capital requirement of $1,154.0 million including development costs of approximately $1,039.3 million (in 2008 dollars) and $114.7 million in cash bonding requirements and pre-payments.  These amounts do not include financing costs or amounts necessary to fund operating working capital.  Through the three months ended March 31, 2009 we have spent approximately $122.7 million and have $80.4 million remaining cash on hand for use in the development of the Mt. Hope Project and other cash requirements.

Given the continued uncertainty in the project finance market, current low molybdenum prices, and a longer than expected timeframe to receive the federal permits to begin construction at the Mt. Hope project, on March 26, 2009 we implemented a cash conservation plan to reduce expenditures and conserve cash for 2009 and 2010 in order to maximize financial flexibility and conserve our cash.  In addition to conserving cash, the plans implemented will retain the ability to start construction at the Mt. Hope project pending improvements in the molybdenum and capital markets. With our March 31, 2009 consolidated cash balance of $80.4 million, we have the capacity to continue our current level of permitting efforts, maintain efforts to secure project financing, and secure the most critical long lead equipment for the ultimate construction of the Mt. Hope project.

Once financing is obtained and we have received the major operating permits and the ROD from the BLM, it is expected that Mt. Hope can be constructed and in production within 20 months.  In the interim, our permitting efforts will continue full-time.  The Company will maintain its orders for grinding, milling, and other specialty long lead equipment, although other engineering, administrative and third-party work will be slowed or suspended.  We will continue to work with Credit Suisse and Barclays to seek project financing.  Additionally, we will continue evaluating all sources of potential interim capital, including equity partners at the asset level and vendor financing.  Given our strong off-take agreements and other preparatory work completed, we believe the Company is well positioned to execute a project finance facility once the molybdenum price and credit conditions improve.

Restructuring and Suspension of Project Development

As discussed above, we have implemented a cash conservation plan whereby total cash utilization other than equipment purchases is anticipated to decline to approximately $1 million per month by the fourth quarter of this year.  Based on our current cash on hand and our cash conservation plan, the Company expects it will have adequate liquidity for operations, as modified, through the end of 2010.  Engineering efforts, currently approximately 60% complete, have been suspended pending the completion of financing.

The Company has purchase orders for two types of equipment — milling process equipment and mining equipment.  Most equipment orders for the custom-built grinding and other milling process equipment will be completed by the manufacturers and stored.  The grinding and milling process equipment require the longest lead times and maintaining these orders is critical to the Company’s ability to re-start the development of Mt. Hope rapidly.  With respect to the remaining milling process equipment, the manufacturers have agreed to suspend fabrication of the equipment.  The Company is negotiating with the manufacturers regarding costs incurred to date with respect to equipment fabricated, storage costs, the timing of restarting fabrication and future payment terms.  Based on our current plan and expected timetable, we expect to make additional payments of approximately $46 million under milling process equipment orders through the end of 2010, and  $16 million in 2011.

Orders for mining equipment will be cancelled or suspended.  The lead times and costs associated with many of these items have declined in recent months.  Once financing is secured, the Company anticipates placing orders for this mining equipment again.  The Company will continue to evaluate all options to decrease Mt. Hope’s initial capital requirement and facilitate a timelier re-start of the project development.

The cash conservation plan has also impacted General Moly employees and contractor support.  The Company has initiated plans to reduce administrative expenses by $5 million per year through a combination of compensation restructuring and position eliminations.

Permitting and Water Rights Update

Following recent discussions with the BLM related to the Company’s hydrologic studies of both pit lake geochemistry and regional hydrology, the Company determined that additional analysis and data acquisition will be conducted to improve the technical adequacy of the studies.  We believe this further work does not indicate a concern related to ultimate permit receipt; however, this work is the primary reason for the delay in the expected receipt of the ROD from the fourth quarter of 2009 to mid-year 2010.  We expect to receive the ROD approximately mid-year 2010.  State-issued permits related to Air Quality, Tailings Dam Safety, and Water Pollution Control are anticipated to be received well before the federal permit (ROD) is received.

On March 26, 2009, the Nevada State Engineer approved the Company’s previously filed water applications that requested mining and milling use of 11,300 acre feet annually of water to be drawn from a well field near the Mt. Hope project in Kobeh Valley.  This ruling, combined with actual pump tests conducted in late 2008 that confirmed well pumping rates in Kobeh Valley, is anticipated to meet the Mt. Hope project’s life of mine water requirements of approximately 7,000 gallons per minute.  Subsequent to that ruling and the Company’s announcement thereof, two appeals have been filed with a Nevada District Court to challenge the State Engineer’s decision.  Although the Company and its attorneys believe these appeals to be without merit and unlikely to succeed, a successful appeal could have a material negative impact on the Mt. Hope project.  District Court dates associated with the appeals have not been set nor has a timeframe been determined for resolution of these appeals; however, the Company anticipates the Court proceedings will likely occur in the fourth quarter of 2009.  Although the water application approvals are under appeal, the Company maintains legal authority to continue further testing and development of the well field at Mt. Hope.  In addition, we expect the State Engineer to issue the final water permits in the second quarter of 2009, which allows the use of all the granted water applications for mining pending the final outcome of the appeal.

The Mt. Hope Joint Venture

Effective as of January 1, 2008, we contributed all of our interest in the assets related to the Mt. Hope Project, including the Mt. Hope Lease, to Eureka Moly, and in February 2008 entered into the Mt. Hope Project Joint Venture with POS-Minerals.  Under the terms of the Joint Venture, POS-Minerals owns a 20% interest in Eureka Moly, and General Moly, through a subsidiary, owns an 80% interest. These ownership interests and/or the required contributions under the Joint Venture can change as discussed below.

Pursuant to the terms of the Joint Venture, POS-Minerals made its Initial Contributions to the Joint Venture totaling $100.0 million during the year ended December 31, 2008.  Additionally, in the third quarter of 2008, we paid to POS-Minerals $3.0 million as a final purchase price adjustment based on the terms of the Joint Venture Agreement related to the difference in the budgeted versus actual expenditures of the Mt. Hope Project prior to the Closing Date. Once the ROD Contribution Conditions, including the receipt of major operating permits and that the ROD is effective, are met and any administrative or judicial appeals with respect thereto are final, additional amounts will be due from POS-Minerals within 15 days after the ROD Contribution Date.

Our current forecast of the ROD Contribution Date occurring after December 31, 2009 allows POS-Minerals to elect to either retain its 20% share by contributing an additional $56.0 million plus its 20% share of all Joint Venture costs incurred from the Closing Date to the ROD Contribution Date or reduce its ownership interest to 13% and fund its remaining 13% share of all Joint Venture costs incurred from the Closing Date to the ROD Contribution Date.  Such election is required to be made prior to January 31, 2010.

In addition, if commercial production at the Mt. Hope Project is not achieved by December 31, 2011 for reasons other than a force majeure event, the Joint Venture with POS-Minerals requires Eureka Moly to return to POS-Minerals a portion of the contributions made.  If required, the return of contributions to POS-Minerals will be $36.0 million, with no corresponding reduction in POS-Minerals’ ownership interest in Eureka Moly, if POS-Minerals has elected to retain its 20% interest and has contributed the additional $56.0 million required by the agreement.  If required, the return of contributions to POS-Minerals will be $33.0 million if POS-Minerals has elected to reduce its ownership interest to 13%.  Based on our current plan and expected timetable it is unlikely the Mt. Hope Project will achieve commercial production by December 31, 2011.  Such return of contributions is required to be made on or prior to January 27, 2012.

The Initial Contributions of $100 million that were made by POS-Minerals during 2008 are available to fund the Mt. Hope Project Joint Venture costs incurred subsequent to the Closing Date.  We are required, pursuant to the terms of the Joint Venture, to advance funds required to pay costs for the development of the Mt. Hope Project that exceed the Initial Contributions until the ROD Contribution Date, at which point the contributions described above to be made by POS-Minerals will be applied to reimburse us for POS Minerals’ share of such development costs.  All costs incurred after the ROD Contribution Date will be allocated and funded pro rata based on each party’s ownership interest.  In the event Eureka Moly is required to return a portion of the POS-Minerals contributions due to a delay in production beyond December 31, 2011, discussed above, such amount will be funded by the Company only.

Liquidity, Capital Resources and Capital Requirements

For the period from December 31, 2008 to March 31, 2009

Our cash balance at March 31, 2009 was $77.3 million compared to $78.5 million at December 31, 2008.  Additionally, at March 31, 2009 we have $3.1 million of restricted cash that represents the unspent amount of the Initial Contributions from POS-Minerals that is available for the continuing development of the Mt. Hope Project compared to $13.9 million at December 31, 2008.  Our total consolidated cash balance at March 31, 2009 was $80.4 million compared to $92.4 million at December 31, 2008.  The decrease in our cash balances for the three months ended March 31, 2009 was due primarily to development costs incurred of $8.2 million, deposits on property plant and equipment totaling $0.7 million, general and administrative costs of $2.8 million and expense items of $0.2 million incurred for continuing exploration and evaluation of our Liberty Property.  Deposits on property, plant and equipment relate primarily to scheduled payments for long lead time equipment for the Mt. Hope Project.  See “— Contractual Obligations” below.

Total assets as of March 31, 2009 decreased to $217.7 million compared to $220.9 million as of December 31, 2008 primarily as a result of the changes discussed in the preceding paragraph.

As discussed above under “— Permitting and Water Rights Update”, we currently anticipate the effectiveness of the ROD and the satisfaction of the ROD Contribution Conditions to occur in mid-year 2010, but circumstances beyond our control could cause the effectiveness of the ROD and / or the satisfaction of the ROD Contribution Conditions to be delayed.  We estimate that this will delay the achievement of the ROD Contribution Date to the second half of 2010 and allow POS-Minerals to elect to pay $56.0 million plus its 20% share of Joint Venture costs incurred from the Closing Date to the ROD Contribution Date to retain its 20% share of the Joint Venture or alternatively, to reduce its interest from 20% to 13%, in which case we would only receive reimbursement for Joint Venture costs for the resulting 13% ownership retained by POS-Minerals.

As discussed above under “— Restructuring and Suspension of Project Development”, we have suspended engineering efforts and mining and most milling process equipment purchases for the Mt. Hope Project until such time as we can obtain additional financing.  While we do not expect to achieve full project financing until credit markets and the outlook for molybdenum prices improve, we are continuing to evaluate a number of potential sources for capital, including the possibility of a sale of another minority interest in the Mt. Hope Project, additional support from current strategic partners, and debt from private investment groups, as well as the capital markets.

With our cash conservation plan, our cash requirements are expected to decline to approximately $1 million per month by the fourth quarter of this year, other than for key equipment purchases.  Based on our current plan, expected timetable, and results of ongoing negotiations with manufacturers, our equipment purchases for milling process equipment are expected to total approximately $46 million through December 2010, with an  additional $16 million expected in 2011.  All orders for mining equipment will be cancelled or suspended.  Accordingly, based on our current cash on hand and our cash conservation plan, the Company expects it will have adequate liquidity for operations, as modified, through the year ended December 31, 2010.

Once the ROD is effective, additional capital will be required through the commencement of commercial production at the Mt. Hope Project.  Our ability to develop the project is dependent on, among other things, our ability to raise the necessary capital to fund the Mt. Hope Project both in sufficient amount and in a timely manner.  Additionally, if the currently estimated costs of the Mt. Hope Project are exceeded we will need to raise additional capital to fund such overruns.  The Company is currently, and will on an ongoing basis be, pursuing the most efficient sources of funding for the project including, but not limited to, the equity markets, the bank project finance markets and the high yield capital debt markets.

The cash needs for the development of the Mt. Hope Project require that we or Eureka Moly obtain project financing or other significant financing in addition to the capital contributions anticipated to be received from POS-Minerals.  The aggregate amount of additional financing required for the development of the Mt. Hope Project, minus the amounts anticipated to be received from POS-Minerals on the ROD Contribution Date is anticipated to range between $715 million and $850 million depending on the election made by POS-Minerals to either retain its current 20% interest or reduce its interest in the Joint Venture to 13%.   During 2008, we engaged Barclays Capital

and Credit Suisse Securities (USA) LLC to assist in our efforts to pursue project financing for the Mt. Hope Project.  Our ability to obtain such project financing depends on the effectiveness and the timing of the ROD, the anticipated price of molybdenum, our projected fixed and variable operating costs and the overall state of the economy and the credit markets in general.

Recent disruptions in national and international credit markets have led to very illiquid and volatile conditions.  There is a scarcity of credit and lenders are imposing tighter lending standards and higher interest costs for loans.  Our ability to obtain the necessary funding for the Mt. Hope Project as well as the terms for such funding may be adversely affected by these disruptions in the credit markets.  We may not be able to obtain the necessary financing for the Mt. Hope Project in a timely manner, on customary or favorable terms, or at all.

We also require additional capital to maintain our mining claims and other rights related to the Liberty Property, as well as continue payment of ongoing general and administrative costs associated with supporting our planned operations.

Results of Operations

Three months ended March 31, 2009 compared to three months ended March 31, 2008

For the three months ended March 31, 2009 we had a consolidated net loss of $3.1 million compared with a net loss of $5.2 million in the same period for 2008.

For the three months ended March 31, 2009 and 2008, exploration and evaluation expenses were $0.2 million and $2.5 million, respectively.  For the three months ended March 31, 2008 we incurred exploration and evaluation costs on the Liberty Property as we completed a pre-feasibility study on the Liberty Property in April 2008.  For the three months ended March 31, 2009 the Liberty Property has been on a care and maintenance status, and, accordingly, the resulting exploration and evaluation expenses are considerably lower for the period.

For the three months ended March 31, 2009 and 2008, general and administrative expenses were $2.9 million and $3.2 million, respectively.  For the three months ended March 31, 2009 we implemented a restructuring of our operations as a part of a cash conservation plan that are included in general and administrative expenses.  In March 2009 we incurred costs related to one-time employee termination benefits totaling $0.8 million.  The majority of the affected employees are not required to render service beyond 60 days, and accordingly, costs associated with these one-time termination benefits were recognized in March, 2009.  Additional costs of $0.1 million will be recognized during subsequent quarters, for those few affected employees who will render service beyond 60 days.

We also expect to incur approximately $3 million in contract cancellation and suspension costs during the second quarter of 2009.  Such costs will be a combination of deposits forfeited and cash costs to cancel or suspend.  At March 31, 2009, none of the contracts had been cancelled or suspended and, accordingly, no cancellation or suspension costs have been recognized.  We expect substantially all of the suspension and cancellation of contracts will occur in the three months ended June 30, 2009 (see below under “— Contractual Obligations”).

Interest income was nil for the three months ended March 31, 2009 compared with $0.5 million in 2008 as a result of substantially lower interest rates, and lower cash balances in 2009 compared with the corresponding periods in 2008.

Contractual Obligations

As a continuing part of the development of the Mt. Hope Project, Eureka Moly has placed orders for mining and milling equipment that must be built to specification and require long lead times for engineering and manufacturing.  Contractual commitments for long lead items require progress payments during the engineering and fabrication of the equipment and have cancellation penalties in the event Eureka Moly cancels the contract.

At March 31, 2009, we have contracts to purchase mining equipment comprised of two electric shovels, three blast hole drills, 24 haul trucks and two front end loaders and milling process equipment comprised of two 230kV primary transformers, a primary crusher, a semi-autogenous mill, two ball mills, various motors for the mills, two multi-hearth molybdenum roasters, 16 flotation cells and other milling process equipment (collectively, the “Purchase Contracts”).

As described above in “—Restructuring and Suspension of Project Development,” we plan to maintain equipment orders for  custom-built grinding and other milling process equipment pending on-going negotiations with vendors related to construction schedule,  delivery timelines, storage and payment terms.  We plan to cancel or suspend all mining equipment purchase contracts.

We expect to complete the renegotiations and cancellation or suspension for affected contracts by mid-2009. The following table sets forth Eureka Moly’s cash commitments under Purchase Contracts at March 31, 2009 (in millions), prior to such renegotiations.

Cash Commitments Under Purchase Contracts

Period	As of March 31, 2009
2nd Quarter 2009	33.4
3rd Quarter 2009	15.5
4th Quarter 2009	22.5
Total 2009	71.4
2010	100.2
2011	17.8
Total	$189.4

As Eureka Moly renegotiates or cancels Purchase Contracts, it could be subject to claims for breach of contract.  As we cancel or suspend contracts, we will take all appropriate action to minimize any losses, but could be subject to claims or penalties under the contracts or applicable law.  The cancellation or suspension of certain contracts could cause a delay in the commencement of operations, have ramifications under the Joint Venture with POS-Minerals and could add to the cost to develop our interest in the Mt. Hope Project.

We expect to incur approximately $3 million in equipment contract cancellation and suspension costs during the second quarter of 2009.  Such costs will be a combination of deposits forfeited and cash costs to cancel or suspend contracts.  At March 31, 2009, none of the contracts had been cancelled or suspended and, accordingly, no cancellation or suspension costs have been recognized.  We expect substantially all of the cancellation and suspension of contracts will occur during the three months ended June 30, 2009.

We also estimate that we will be required to pay approximately $4 million in additional handling, storage and insurance costs.  We estimate that the total remaining commitments will be approximately $46 million through the end of 2010, and $16 million in 2011.

Changes in Accounting Policies

On January 1, 2009, we adopted Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51,” the provisions of which, among others, requires that minority interests be renamed noncontrolling interests and that a company present such noncontrolling interests as equity for all periods presented.  The POS-Minerals contributions attributable to their 20% interest are shown as noncontrolling interest in the financial statements.

ITEM 3.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

We are a development stage company in the business of the exploration, development and mining of properties primarily containing molybdenum.  As a result, upon commencement of production, our financial performance could be materially affected by fluctuations in the market price of molybdenum and other metals we may mine.  The market prices of metals can fluctuate widely due to a number of factors.  These factors include fluctuations with respect to the rate of inflation, the exchange rates of the U.S. dollar and other currencies, interest rates, global or regional political and economic conditions, banking environment, global and regional demand, production costs, and investor sentiment.

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

Additionally, on May 14, 2008, we entered into a molybdenum supply agreement with SeAH Besteel Corporation (“SeAH Besteel”), Korea’s largest manufacturer of specialty steels, which provides for SeAH Besteel to purchase 4.0 million pounds of molybdenum per year, plus or minus 10%, once the Mt. Hope Project commences commercial operations at minimum specified levels. Like the ArcelorMittal supply agreement, the supply agreement with SeAH Besteel provides for a floor price along with staged discounts for spot prices above the floor price and expires five years from the date of first supply under the agreement.  Both the floor and threshold levels at which the percentage discounts change are indexed to a producer price index.

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

Interest Rate Risk

As of March 31, 2009, we had a balance of cash and cash equivalents and restricted cash of $80.4 million.  If and to the extent that these funds were invested in interest bearing instruments during the entire three month period ended March 31, 2009, a hypothetical 1% point decrease in the rate of interest earned on these funds would affect our income for the three month period ended March 31, 2009 by approximately $0.2 million.

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

During January 2009, the Company completed a conversion to an SAP ERP system.  This represents a material change in internal control over financial reporting since management’s last assessment of the Company’s internal control over financial reporting, which was completed as of December 31, 2008.

Subsequent to the implementation, various controls were modified due to the new systems, and additional compensating controls over financial reporting were established to ensure the accuracy and integrity of our financial statements during the post-implementation phase.  We believe the new accounting software contains automated internal control features that will permit the Company to migrate away from the manual internal control processes previously required, and the system and process changes will enhance internal control over financial reporting in future periods.  Management evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2009.  Based upon that evaluation, management concluded that our disclosure controls and procedures were effective.

Additionally, during the first quarter, the Company initiated changes in its planned operations for 2009 and 2010.  Such changes included reduction of corporate and operational personnel, including personnel who were involved in the execution and monitoring of internal controls.  Management has undertaken certain actions to ensure impacted controls have been reassigned to other personnel and does not believe the reduction has had a material impact on the control environment.

There were no other changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.                  LEGAL PROCEEDINGS

We are involved from time to time in litigation incidental to our business. We believe that the outcome of current litigation is not expected to have a material adverse effect on our results of operations or financial condition.

ITEM 1A.               RISK FACTORS.

Our Annual Report on Form 10-K for the year ended December 31, 2008, including the discussion under the heading “Risk Factors” therein, and this report describe risks that may materially and adversely affect our business, results of operations or financial condition.  The risks described in our Annual Report on Form 10-K and this report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operations.

Special Note Regarding Forward-Looking Statements

Certain statements in this report may constitute forward-looking statements, which involve known and unknown risks, uncertainties and other factors, which may cause actual results, performance or achievements of our Company, the Mt. Hope Project, Liberty Property and our other projects, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  We use the words “may,” “will,” “believe,” “expect,” “anticipate,” “intend,” “future,” “plan,” “estimate,” “potential” and other similar expressions to identify forward-looking statements.  These forward-looking statements are subject to a number of risks, uncertainties and assumptions that could cause actual results to differ materially from those in the forward looking statements. Such risks, uncertainties and assumptions are described in the “Risk Factors” section included in our Annual Report on Form 10-K for the year ended December 31, 2008 and this report, and include, among other things:

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
10.39†

Second Amendment to Employment Agreement, dated effective as of February 27, 2009, between the Company and Bruce D. Hansen (Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on March 5, 2009)

10.40†

Second Amendment to Employment Agreement, dated effective as of February 27, 2009, between the Company and David A. Chaput (Filed as Exhibit 10.2 to our Current Report on Form 8-K filed on March 5, 2009)

10.41†	Form of Stock Appreciation Right Grant Notice and Agreement under 2006 Equity Incentive Plan of the Company (Filed as Exhibit 10.3 to our Current Report on Form 8-K filed on March 5, 2009)
10.42	Change of Control Severance Agreement, dated effective as of April 23, 2009, between the Company and Robert Pennington

Exhibit Number	Description of Exhibit
10.43	Change of Control Severance Agreement, dated as of March 9, 2009, between the Company and Gregory E. McClain
10.44	Change of Control Severance Agreement, dated as of March 6, 2009, between the Company and Daniel G. Zang
10.45	Waiver and Release dated as of August 1, 2008, between the Company and Andrew J. Russell
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

† Previously filed as indicated and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 1, 2009

GENERAL MOLY, INC.

	By:	/s/ David A. Chaput
David A. Chaput
Chief Financial Officer and
Duly Authorized Officer