Form 10-Q
period 2009-06-30
General Moly, Inc
filed 2009-08-04
CIK 1275229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

The number of shares outstanding of registrant’s common stock as of July 31, 2009 was 72,376,538.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GENERAL MOLY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited - Dollars in thousands except per share amounts)

	June 30, 2009	December 31, 2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$69,968	$78,462
Restricted cash — Eureka Moly, LLC	131	13,915
Deposits, prepaid expenses and other current assets	319	326
Total Current Assets	70,418	92,703
Mining properties, land and water rights (Note 4)	95,894	79,292
Deposits on project property, plant and equipment	32,468	31,499
Restricted cash held for electricity transmission	12,286	12,545
Restricted cash held for reclamation bonds	1,133	1,133
Non-mining property and equipment, net	658	763
Other assets	2,994	2,994
TOTAL ASSETS	$215,851	$220,929

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$7,038	$6,692
Current portion of long term debt	126	128
Total Current Liabilities	7,164	6,820
Provision for post closure reclamation and remediation costs	586	731
Deferred revenue	100	—
Long term debt, net of current portion	267	330
Total Liabilities	8,117	7,881

COMMITMENTS AND CONTINGENCIES (Note 9)	—	—

EQUITY
General Moly, Inc. stockholders’ equity
Preferred stock, Series A, $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized, 72,376,538 and 71,852,646 shares issued and outstanding, respectively	72	72
Additional paid-in capital	185,858	185,179
Accumulated deficit before exploration stage	(213)	(213)
Accumulated deficit during exploration and development stage	(77,744)	(71,990)
Total General Moly, Inc. stockholders’ equity	107,973	113,048
Noncontrolling interest	99,761	100,000
Total Equity (Note 7)	207,734	213,048
TOTAL LIABILITIES AND EQUITY	$215,851	$220,929

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL MOLY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited - In thousands, except per share amounts)

	Three Months Ended		Six Months Ended		January 1, 2002 (Inception of Exploration
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008	Stage) to June 30, 2009

REVENUES	$—	$—	$—	$—	$—
OPERATING EXPENSES:
Exploration and evaluation	166	1,662	364	4,187	37,068
General and administrative expense	2,724	2,690	5,637	5,914	44,920
TOTAL OPERATING EXPENSES	2,890	4,352	6,001	10,101	81,988
LOSS FROM OPERATIONS	(2,890)	(4,352)	(6,001)	(10,101)	(81,988)
OTHER INCOME
Interest and dividend income	—	503	8	1,033	3,940
Other income	—	—	—	—	65
TOTAL OTHER INCOME	—	503	8	1,033	4,005
LOSS BEFORE TAXES	(2,890)	(3,849)	(5,993)	(9,068)	(77,983)
INCOME TAXES	—	—	—	—	—
CONSOLIDATED NET LOSS	$(2,890)	$(3,849)	$(5,993)	$(9,068)	$(77,983)
LESS: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	136	—	239	—	239
NET LOSS ATTRIBUTABLE TO GENERAL MOLY, INC.	$(2,754)	$(3,849)	$(5,754)	$(9,068)	$(77,744)

BASIC AND DILUTED NET LOSS ATTRIBUTABLE TO GENERAL MOLY PER SHARE OF COMMON STOCK	$(0.04)	$(0.05)	$(0.08)	$(0.13)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — BASIC AND DILUTED	72,104	70,957	72,034	68,805

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL MOLY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited — In thousands)

			January 1, 2002
			(Inception of
			Exploration
	Six Months Ended		Stage) to
	June 30,	June 30,	June 30,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated Net loss	$(5,993)	$(9,068)	$(77,983)
Adjustments to reconcile net loss to net cash used by operating activities:

Services and expenses paid with common stock	—	—	1,990
Writedown of deposits on property, plant and equipment	378	—	378
Depreciation and amortization	173	149	726
Equity compensation for employees and directors	257	1,580	12,241
Decrease (increase) in deposits, prepaid expenses and other	5	301	(229)
Decrease (increase) in restricted cash held for electricity transmission	259	—	(12,286)
Increase in accounts payable and accrued liabilities	346	3,125	7,016
(Decrease) increase in post closure reclamation and remediation costs	(145)	88	377
Net cash used by operating activities	(4,720)	(3,825)	(67,770)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for the purchase of equipment	—	(168)	(1,324)
Purchase of securities	—	—	(137)
Purchase and development of mining properties, land and water rights	(16,312)	(17,461)	(90,066)
Deposits on property, plant and equipment	(1,346)	(19,374)	(32,845)
Proceeds from option to purchase agreement	100	—	100
(Increase) in restricted cash held for reclamation bonds	—	(351)	(642)
Cash provided by sale of marketable securities	—	—	246
Net cash used by investing activities	(17,558)	(37,354)	(124,668)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock, net of issuance costs	63	20,172	165,168
Cash proceeds from POS-Minerals Corporation	—	100,000	100,000
Cash paid to POS-Minerals Corporation for purchase price adjustment	—	—	(2,994)
Decrease (increase) in restricted cash — Eureka Moly, LLC	13,784	(73,621)	(131)
Net (decrease) increase in debt	(63)	2	317
Net cash provided by financing activities	13,784	46,553	262,360
Net (decrease) increase in cash and cash equivalents	(8,494)	5,374	69,922
Cash and cash equivalents, beginning of period	78,462	78,371	46
Cash and cash equivalents, end of period	$69,968	$83,745	$69,968

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Equity compensation capitalized as development	$358	$1,071	$4,487
Restricted cash held for reclamation bond acquired in an acquisition	—	—	491
Post closure reclamation and remediation costs and accounts payable assumed in an acquisition	—	—	263
Common stock and warrants issued for property and equipment	—	—	1,586

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

We were in the exploration stage until October 4, 2007 when our Board of Directors (the “Board”) approved the development of the Mt. Hope molybdenum property (the “Mt. Hope Project”) in Eureka County, Nevada.  The Company is now in the development stage and is currently proceeding with the development of the Mt. Hope Project.  We are also in a care and maintenance mode on our Liberty molybdenum property (the “Liberty Property”) in Nye County, Nevada.  In addition, we have certain other, non-core, mineral interests in the Western United States that we are currently evaluating for potential development or sale.

Certain amounts for the period ended December 31, 2008 have been reclassified to conform to the 2009 presentation.

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

Pursuant to the terms of the Joint Venture, POS-Minerals made its first and second cash contributions to the Joint Venture totaling $100.0 million during the year ended December 31, 2008 (the “Initial Contributions”).  Additional amounts will be due from POS-Minerals within 15 days after the date (the “ROD Contribution Date”) that specified conditions (the “ROD Contribution Conditions”) have been satisfied.  The ROD Contribution Conditions are the receipt of major operating permits for the project, that the Record of Decision (the “ROD”) from the United States Bureau of Land Management (“BLM”) for the project has become effective, and any administrative or judicial appeals with respect thereto are final.  We are currently targeting the effectiveness of the ROD and the satisfaction of the ROD Contribution Conditions to occur in mid-year 2010, but circumstances beyond our control, including BLM or other agency delays or requests for additional information or studies, and requests for review or appeals of the BLM decision, could cause the effectiveness of the ROD and/or the satisfaction of the ROD Contribution Conditions to be delayed.

Our current forecast of the ROD Contribution Date occurring after December 31, 2009 allows POS-Minerals to elect to either retain its 20% share by contributing an additional $56.0 million plus its 20% share of all Joint Venture costs incurred from the Closing Date to the ROD Contribution Date or reduce its ownership interest to 13% and fund its remaining 13% share of all Joint Venture costs incurred from the Closing Date to the ROD Contribution Date.  Such an election has not been made by POS-Minerals, but is required to be made prior to January 31, 2010.

In addition, if commercial production at the Mt. Hope Project is not achieved by December 31, 2011 for reasons other than a force majeure event, Eureka Moly may be required to return to POS-Minerals a portion of its contributions to the Joint Venture, with no corresponding reduction in POS-Minerals’ ownership percentage, based on its election prior to January 31, 2010 as to its third contribution.  Based on our current plan and expected timetable, it is unlikely the Mt. Hope Project will achieve commercial production by December 31, 2011.  If POS-Minerals elects to retain its 20% interest and makes its additional $56.0 million contribution, the return of contributions will be $36.0 million.  If POS-Minerals elects to retain its 20% interest but does not make its additional $56.0 million contribution, the return of contributions will be zero. If POS-Minerals elects to reduce its ownership interest to 13%, the return of contributions will be $33.0 million.  Such return of contributions is required to be made on or prior to January 27, 2012.  Our subsidiary that holds our interest in the Joint Venture is obligated under the terms of the Joint Venture to make capital contributions to fund the return of contributions to POS-Minerals, if required.  If our subsidiary does not make these capital contributions, our interest in the Joint Venture is subject to dilution by a percentage equal to the ratio of 1.5 times the amount of the unpaid contributions over the aggregate amount of deemed capital contributions (as determined under the Joint Venture agreement) of both parties to the Joint Venture (the “Dilution Formula”).  At June 30, 2009, the aggregate amount of deemed capital contributions of both parties was $950 million.

Of the Initial Contributions of $100.0 million that were made by POS-Minerals during 2008, $0.1 million remain available to fund the Mt. Hope Project Joint Venture costs.  We are required, pursuant to the terms of the Joint Venture, to advance funds required to pay costs for the development of the Mt. Hope Project that exceed the Initial Contributions until the ROD Contribution Date, at which point the contributions described above to be made by POS-Minerals will be applied to reimburse us for POS-Minerals’ share of such development costs.  All costs incurred after the ROD Contribution Date will be allocated and funded pro rata based on each party’s ownership interest.  The interest of a party in the Joint Venture that does not make its pro rata capital contributions to fund costs incurred after the ROD Contribution Date is subject to dilution based on the Dilution Formula.

NOTE 2 — LIQUIDITY, CAPITAL REQUIREMENTS AND RESTRUCTURING

Our cash balance at June 30, 2009 was $70.0 million compared to $78.5 million at December 31, 2008.  Additionally we have $0.1 million of restricted cash that represents the unspent amount of the Initial Contributions from POS-Minerals that is available for the continuing development of the Mt. Hope Project compared to $13.9 million at December 31, 2008.

The cash needs for the development of the Mt. Hope Project require that we or Eureka Moly obtain project financing or other significant financing in addition to the capital contributions anticipated to be received from POS-Minerals.  The aggregate amount of additional financing required for the development of the Mt. Hope Project, minus the amounts anticipated to be received from POS-Minerals on the ROD Contribution Date is anticipated to range between $715 million and $850 million, depending on the election made by POS-Minerals to either retain its current 20% interest or reduce its interest in the Joint Venture to 13%.  These amounts do not include financing costs or amounts necessary to fund operating working capital.

During 2008, we engaged Barclays Capital and Credit Suisse Securities (USA) LLC to assist in our efforts to pursue project financing for the Mt. Hope Project.  Additionally, the Company has engaged Cutfield Freeman & Co., a London-based financial advisory firm, to assist the Company in primarily seeking bi-lateral agency and off-take related financing to potentially augment the projected bank financing.  Our ability to obtain such project and / or agency financing depends on the effectiveness and the timing of the ROD, the anticipated price of molybdenum, our projected operating costs and the overall state of the economy and the credit markets.

The 2008 disruptions in national and international credit markets have led to very illiquid and volatile conditions.  There is a scarcity of credit and lenders are imposing tighter lending standards and higher interest costs for loans.  Our ability to obtain the necessary funding for the Mt. Hope Project as well as the terms for such funding may be adversely affected by these disruptions in the credit markets.  We may not be able to obtain the necessary financing for the Mt. Hope Project in a timely manner, on customary or favorable terms, or at all.

Given the continued uncertainty in the project finance market, low molybdenum prices at the time, and a longer than expected timeframe to receive the federal permits to begin construction at the Mt. Hope project, on March 26,

2009, we implemented a cash conservation plan to reduce expenditures and conserve cash for 2009 and 2010 in order to maximize financial flexibility.  With our June 30, 2009 consolidated cash balance of $70.1 million, we have the capacity to continue our current level of permitting efforts, maintain efforts to secure project financing, and secure and hold the most critical long lead equipment for the ultimate construction of the Mt. Hope project.

The Company has purchase orders for two types of equipment — milling process equipment and mining equipment.  Most equipment orders for the custom-built grinding and other milling process equipment will be completed by the manufacturers and stored.  The grinding and milling process equipment require the longest lead times and maintaining these orders is critical to the Company’s ability to re-start the development of Mt. Hope rapidly.  With respect to the remaining milling process equipment, the manufacturers have agreed to suspend fabrication of the equipment.  The Company has negotiated with the manufacturers regarding equipment fabrication costs incurred to date, storage costs, and the expected timing of restarting fabrication.

Based on our current plan, expected timetable, and the results of such negotiations, we expect to make additional payments of approximately $45 million under milling process equipment orders through the end of 2010, and $6 million in 2011.  As additional financing is secured and equipment procurement is restarted, agreements that were suspended will be renegotiated under new market terms and conditions.  For the gyratory crusher, SAG and ball mills and related electric mill drives, and some other long-lead equipment, we will own the equipment with final payments occurring throughout 2009 and 2010.  This strategy will allow for a rapid restart of the project development at anytime in 2010.

Some orders for mining equipment have been cancelled, and discussions with the remaining suppliers to either cancel or suspend existing agreements are ongoing.  The lead times and costs associated with many of these items have declined in recent months.  Once sufficient financing is secured, the Company anticipates placing orders for this mining equipment again.  The Company will continue to evaluate all options to decrease Mt. Hope’s initial capital requirement and facilitate a rapid re-start of the project development.

The cash conservation plan will reduce our total cash utilization for general administration and overhead to approximately $1 million per month by the fourth quarter of this year.  Based on our current cash on hand, the Company expects it will have adequate liquidity for operations through the end of 2010.  Engineering efforts, approximately 60% complete, were suspended in the second quarter of 2009, pending the completion of financing.

The cash conservation plan also impacted General Moly employees and contractor support.  In March 2009, the Company initiated plans to reduce administrative expenses by $5 million per year through a combination of compensation restructuring and position eliminations.  The majority of costs associated with termination benefits were recognized in March, 2009 although additional costs of $0.1 million were recognized during the second quarter for a few affected employees who rendered services beyond 60 days.

We also incurred approximately $0.7 million in equipment contract cancellation costs during the second quarter of 2009.  Such costs were a combination of deposits forfeited and costs to cancel contracts.  At June 30, 2009, the majority of equipment contracts had been settled with vendors to buyout (critical equipment), cancel or suspend.  We expect that the remaining outstanding contracts that are still pending final resolution, for both process and mining equipment, will be settled by the end of the third quarter of 2009.

While we do not expect to achieve full project financing until credit markets and the outlook for molybdenum prices improve, we are continuing to evaluate a number of potential sources for capital, including the possibility of a sale of another minority interest in the Mt. Hope Project, additional support from current strategic partners, off-take related debt, and debt from private investment groups, as well as the capital markets.

Once the ROD is effective, additional capital will be required through the commencement of commercial production at the Mt. Hope Project.  Our ability to develop the project is dependent on, among other things, our ability to raise the necessary capital to fund the Mt. Hope Project both in sufficient amount and in a timely manner.  Additionally, if the currently estimated costs of the Mt. Hope Project are exceeded we will need to raise additional capital to fund such overruns.  The Company is currently, and will on an ongoing basis be, pursuing the most efficient sources of funding for the project including, but not limited to, the equity markets, the bank project finance markets, bi-lateral agency financing and the high yield capital debt markets.

We also require additional capital to maintain our mining claims and other rights related to the Liberty Property, as well as continue payment of ongoing general and administrative costs associated with supporting our operations.

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The interim Condensed Consolidated Financial Statements of the Company are unaudited.  In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim statements have been included.  All such adjustments are, in the opinion of management, of a normal recurring nature except for the adoption of the new accounting standards discussed below.  The Company has evaluated all subsequent events through August 4, 2009, the filing date of this Form 10-Q, and the issuance of our financial statements.  The results reported in these interim Condensed Consolidated Financial Statements are not necessarily indicative of the results that may be reported for the entire year.  These interim Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Change in Accounting Principle

Our financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.  At December 31, 2007, all of our subsidiaries were wholly owned.  In February 2008, we entered into the Joint Venture which establishes our ownership interest in Eureka Moly at 80%.  At June 30, 2009 and December 31, 2008, the consolidated financial statements include all of our wholly owned subsidiaries and our majority owned Joint Venture Eureka Moly.  On January 1, 2009, we adopted Statement of Financial Accounting Standards No. 160 - Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (SFAS No. 160), the provisions of which, among others, requires that minority interests be renamed noncontrolling interests and that a company present such noncontrolling interests as equity for all periods presented.  The POS-Minerals contributions attributable to their 20% interest are shown as noncontrolling interest in the condensed consolidated financial statements.   The prior periods presented have also been reclassified to conform to the current classification required by SFAS No. 160.

Estimates

The process of preparing consolidated financial statements requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses.  Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements.  Accordingly, upon settlement, actual results may differ from estimated amounts.

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less to be cash equivalents.  The restricted cash of Eureka Moly represents the unspent amount of the POS-Minerals contributions, which are available for the continuing development of the Mt. Hope Project.  The Company’s cash equivalent instruments are classified within Level 1 of the fair value hierarchy established by SFAS No. 157 because they are valued based on quoted market prices in active markets.  These cash instruments included $60.0 million in U.S. Treasury securities at June 30, 2009.

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

Basic and Diluted Net Loss Per Share

Net loss per share was computed by dividing the net loss attributable to General Moly, Inc. by the weighted average number of shares outstanding during the period.  The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  Outstanding warrants to purchase 7,455,434 and 7,560,434 shares of common stock, options to purchase 3,377,156 and 4,267,500 shares of common stock and awards totaling 175,000 and 255,000 at June 30, 2009 and 2008, respectively, were not included in the computation of diluted earnings per share for the three and six months ended June 30, 2009 and 2008 because to do so would have been antidilutive.  Therefore, basic loss per share is the same as diluted loss per share.

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

Stock-based Compensation

Stock-based compensation represents the fair value related to stock-based awards granted to members of the board of directors, officers and employees.  The Company uses the Black-Scholes model to determine the fair value of stock-based awards under Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment.  For stock-based compensation that is earned upon the satisfaction of a service condition, the cost is recognized on a straight-line basis (net of estimated forfeitures) over the requisite vesting period (up to three years).  Awards expire five years from the date of vesting.  Further information regarding stock-based compensation can be found in Note 6 — “Equity Incentives.”  Stock compensation costs related to services associated with the Mt. Hope project are capitalized as development costs.

Recently Issued Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with Statement of Financial Accounting Standards (SFAS) No. 157 “Fair Value Measurements”. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company has adopted this FSP for its quarter ending June 30, 2009.  The adoption of FAS 157-4 had no impact on the Company’s consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (APB) 28-1 “Interim Disclosures about Fair Value of Financial Instruments”. The FSP amends SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009.  The Company has adopted this FSP for its quarter ending June 30, 2009.  The adoption of FSP FAS 107-1 and APB 28-1 had no impact on the Company’s consolidated financial position, results of operations or cash flows.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. SFAS 165 is effective for interim and annual periods ending after June 15, 2009.  The Company adopted the provisions of FAS 165 for the interim period ended

June 30, 2009.  The adoption of FAS 165 had no impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification is effective for the Company in the interim period ending September 30, 2009 and the Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

NOTE 4 — MINING PROPERTIES, LAND AND WATER RIGHTS

We currently have interests in two mining properties that are the primary focus of our operations.  The Mt. Hope Project is currently in the development stage and the Liberty Property is in the exploration and evaluation stage.  The following is a summary of mining properties, land and water rights at June 30, 2009 and December 31, 2008 (in thousands):

Mining Properties, Land and Water Rights

	At June 30, 2009	At December 31, 2008
Mt. Hope Project:
Development costs	$71,332	$54,722
Mineral, land and water rights	10,253	10,253
Advance Royalties	3,650	3,650
Total Mt. Hope Project	85,235	68,625
Total Liberty Property	9,770	9,778
Other Properties	889	889
Total	$95,894	$79,292

On June 26 2009, the Company and Josephine Mining Corp. (JMC), a privately-owned Canadian company whose president is a related party to one of the Company’s Board members, entered into an Option to Purchase Agreement for the Company’s Turner Gold property, a multi-metallic property located in Josephine County, Oregon.  The Company acquired the property in 2004.  JMC paid $0.1 million upon entering into the agreement, which allows JMC certain exploratory rights through the option period.  Each option is non-refundable.  The $0.1 million has been recorded as deferred revenue pending completion of the purchase.  At JMC’s option, $0.3 million will be due December 26, 2010 and $1.6 million on or before December 26, 2011 if JMC decides to complete the purchase.  The Company has also retained a Production Royalty of 1.5% of all net smelter returns on future production from the property.

NOTE 5 — COMMON STOCK AND COMMON STOCK WARRANTS

During the three months and six months ended June 30, 2009, we issued 363,663 and 492,225 shares of common stock, respectively, pursuant to stock awards.

At June 30, 2009, we had warrants outstanding totaling 7,455,434 of which 6,455,434 are exercisable at $3.75 per warrant and expire February 2011 and 1,000,000 are exercisable at $10.00 per share once General Moly has received financing necessary for the commencement of commercial production at the Mt. Hope Project and will expire one year afterwards.

NOTE 6 — EQUITY INCENTIVES

In 2006, the Board and shareholders of the Company approved the 2006 Equity Incentive Plan (the “2006 Plan”) which replaced the 2003 Equity Incentive Plan (the “2003 Plan”).  In 2007, the shareholders approved an amendment to the 2006 Plan to increase the number of shares that may be issued under the 2006 Plan.   The 2006 Plan authorizes the Board, or a committee of the Board, to issue or transfer up to an aggregate of 5,460,000 shares of common stock, including the unissued shares available under the 2003 Plan, of which 449,485 remain available for issuance.  Awards under the Plan may include incentive stock options, non-statutory stock options, restricted stock units, restricted stock awards, and stock appreciation rights.   Stock appreciation rights may be settled with cash or common shares.  The Company settles the exercise of other stock-based compensation with newly issued common shares.

Stock-based compensation cost is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes option pricing model and is recognized as compensation ratably on a straight-line basis over the requisite vesting/service period.  As of June 30, 2009, there was $2.7 million of total unrecognized compensation cost related to share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.4 years.

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

Stock Option and SARS Valuation Assumptions

Expected Life *	3.5 to 5.5 years
Interest Rate	0.44% to 5.05%
Volatility **	66% to 123%
Dividend Yields	—

Weighted Average Fair Value of Stock Appreciation Rights Granted During the Six Months ended June 30, 2009	$0.84

*   The expected life is the number of years that the Company estimates, based upon history, that options or SARS will be outstanding prior to exercise or forfeiture.

* * The Company’s estimates of expected volatility are principally based on the historic volatility of the Company’s common stock over the most recent period commensurate with the estimated expected life of the Company’s stock options or SARS and other relevant factors.

The following table summarizes option activity under the Plans for the six months ended June 30, 2009:

Stock Option Activity

	Weighted Average Exercise Price	Number of Shares Under Option
Balance at January 1, 2009	$5.27	3,855,490
Options Granted	$1.69	40,000
Options Exercised	$2.10	(30,000)
Options Forfeited	$7.99	(248,334)
Options Expired	$3.20	(240,000)
Balance at June 30, 2009	$5.20	3,377,156

Exercisable at June 30, 2009		2,703,830

For the six months ended June 30, 2009, there were 450,000 SARS granted at a weighted exercise average price of $0.84 per right, and 61,260 SARS were forfeited.  No SARS were exercised, none expired, and none were exercisable during the six months ended June 30, 2009.    At June 30, 2009, the aggregate intrinsic value of exercisable (fully vested) options was $0.3 million and had a weighted-average remaining contractual term of 3 years.

Stock Awards

Grants of stock awards have been made to Board members, officers, and employees.  Stock awards have been granted as performance based, earned over a required service period or to Board members for services.  Incentive based grants generally vest and stock is received without restriction to the extent of one-third of the granted stock for each year following the date of grant.  Performance based grants are recognized as compensation based on the probable outcome of achieving the performance condition.  Compensation for stock awards issued to Board members that are earned based on a required service period is recognized over the vesting period of one to two years.  Stock awards issued to Board members that have no required service period are recognized as compensation upon grant of the award.

The compensation expense recognized by the Company for stock awards is based on the closing market price of the Company’s common stock on the date of grant.  For the six months ended June 30, 2009, a total of 363,663 shares were granted to employees with a weighted average grant date fair value of $2.64 per share, while a total of 128,562 shares were granted to Board Members and the Secretary of the Company with  a weighted average grant date fair value of $1.16 per share.

Summary of compensation recognized under equity incentives

The following is a summary of compensation recognized under equity incentives for the six months ended June 30, 2009 (in thousands):

Stock-Based Compensation Summary

Stock Options	$928
SARS	223
Forfeitures related to the restructuring	(567)
Stock Awards:
Vesting over time	123
Board members and Secretary	455
Total	$1,162
The compensation recognized under equity incentives for the six months ended June 30, 2009 is recorded as follows:
Capitalized as Development	$358
Expensed	804
$1,162

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

NOTE 7 — CHANGES IN EQUITY

	Activity for Six Months Ended
Changes in Equity	June 30, 2009	June 30, 2008
Total Equity December 31, 2008 & 2007, respectively	$213,048	$102,105
Common stock:
At beginning of period	72	66
Exercised warrants	—	5
Exercised options	0	0
At end of period	72	71

Additional paid-in capital:
At beginning of period	185,179	159,828
Exercised warrants	—	19,937
Exercised options	63	299
Stock based compensation	616	2,651
Unvested shares earned	—	(69)
At end of period	185,858	182,646

Accumulated deficit:
At beginning of period	(72,203)	(57,789)
Net loss	(5,754)	(9,068)
At end of period	(77,957)	(66,857)

Noncontrolling interest:
At beginning of period	100,000	—
Pos-Minerals cash contribution	—	100,000
Net loss attributable to non-controlling interest	(239)	—
At end of period	99,761	100,000

Total Equity June 30, 2009 & 2008, respectively	$207,734	$215,860

NOTE 8 — INCOME TAXES

At June 30, 2009 and December 31, 2008, we had deferred tax assets principally arising from the net operating loss carryforwards for income tax purposes multiplied by an expected rate of 35%.  As our management cannot determine that it is more likely than not that we will realize the benefit of the deferred tax assets, a valuation allowance equal to the deferred tax asset has been established at June 30, 2009 and December 31, 2008.  The significant components of the deferred tax asset at June 30, 2009 and December 31, 2008 were as follows (in thousands):

Deferred Tax Asset Valuation

	June 30, 2009	December 31, 2008
Operating loss carryforward	$114,140	$94,004
Unamortized exploration expense	7,147	8,126
Deductible stock-based compensation	2,779	2,779
Deductible temporary difference	124,066	104,909
Taxable temporary difference — development costs	(51,943)	(38,674)
Net deductible temporary difference	72,123	66,235
Deferred tax asset	$25,243	$23,182
Deferred tax asset valuation allowance	$(25,243)	$(23,182)
Net deferred tax asset	$—	$—

At June 30, 2009 and December 31, 2008, we had net operating loss carryforwards of approximately $114.1 million and $94.0 million, respectively, which expire in the years 2022 through 2029.

NOTE 9—COMMITMENTS AND CONTINGENCIES

Mt. Hope Lease Agreement

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

Eureka Moly has the right to defer the Construction Royalty Advance for one or two years by payment of a deferral fee (the “Deferral Fee”) in the amount of $0.4 million on or before October 19, 2008 and October 19, 2009 in the event project financing for the project has not been secured by each of the dates.  On October 17, 2008 Eureka Moly paid the $0.4 million Deferral Fee of October 19, 2008 discussed above to MHMI thereby deferring the Construction Royalty Advance. Through June 30, 2009 we have paid $3.7 million of the total Construction Royalty Advance.  Any remaining unpaid Construction Royalty Advance amounts on October 19, 2011 must be paid 50% on October 19, 2011 with the other 50% due on October 19, 2012.

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

Deferral Fee and Advance Royalty Commitments

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

At June 30, 2009, we have contracts to purchase mining equipment comprised of two electric shovels and 24 haul trucks and milling process equipment comprised of two 230kV primary transformers, a primary crusher, a semi-autogenous mill, two ball mills, various motors for the mills, two multi-hearth molybdenum roasters, 16 flotation cells and other milling process equipment.

We have maintained equipment orders for custom-built grinding and other milling process equipment as a result of negotiations with vendors related to construction schedule, delivery timelines, storage and payment terms, largely completed during the second quarter of 2009.  We have cancelled some mining equipment purchase contracts, and expect to complete the renegotiations for cancellation or suspension of the remaining mining equipment contracts during the third quarter of 2009. The following table sets forth Eureka Moly’s cash commitments under mining and milling equipment contracts (collectively, “Purchase Contracts”) at June 30, 2009 (in thousands), inclusive of mining equipment contracts that are still being renegotiated.

Cash Commitments under Purchase Contracts

Year	As of June 30, 2009
2009 — Remainder	$10,965
2010	65,003
2011	48,207
2012	30,371
Total	$154,546

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References made in this Quarterly Report on Form 10-Q to “we,” “our,” “us,” or the “Company,” refer to General Moly, Inc.

The following discussion and analysis of our financial condition and results of operations constitutes management’s review of the factors that affected our financial and operating performance for the six months ended June 30, 2009 and 2008.  This discussion should be read in conjunction with the consolidated financial statements and notes thereto contained elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2008, which was filed on February 27, 2009.

Overview

We are a development stage company and began the development of the Mt. Hope Project on October 4, 2007.  During the year ended December 31, 2008 we also completed work on a pre-feasibility study of our Liberty Property.  We continue to approach the Liberty Property in a care and maintenance mode, and do not expect to spend appreciable amounts of capital on the Liberty Property until market conditions warrant its development.

On October 4, 2007, our Board of Directors approved the development of the Mt. Hope Project as contemplated in our Bankable Feasibility Study.  The Company completed basic engineering of the Mt. Hope Project during the year ended December 31, 2008 and updated its capital cost estimate related to the Mt. Hope Project based upon having completed 30% of the detailed engineering.

The development of the Mt. Hope Project has an estimated total capital requirement of $1,154.0 million including development costs of approximately $1,039.3 million (in 2008 dollars) and $114.7 million in cash bonding requirements and pre-payments.  These amounts do not include financing costs or amounts necessary to fund operating working capital.  Through the six months ended June 30, 2009 we have spent approximately $122.3 million and have $70.1 million remaining cash on hand for use in the development of the Mt. Hope Project and other cash requirements.

Given the continued uncertainty in the project finance market, low molybdenum prices at the time, and a longer than expected timeframe to receive the federal permits to begin construction at the Mt. Hope project, on March 26, 2009, we implemented a cash conservation plan to reduce expenditures and conserve cash for 2009 and 2010 in order to maximize financial flexibility.  In addition to conserving cash, the plans implemented will retain the ability to start construction at the Mt. Hope project pending improvements in the molybdenum and capital markets.  With our June 30, 2009 consolidated cash balance of $70.1 million, we have the capacity to continue our current level of permitting efforts, maintain efforts to secure project financing, and secure the most critical long lead equipment for the ultimate construction of the Mt. Hope project.

Once financing is obtained and we have received the major operating permits and the ROD from the BLM, it is expected that Mt. Hope can be constructed and in production within 20 months.  In the interim, our permitting efforts are continuing full-time.  The Company has maintained its orders for grinding, milling, and other specialty long lead equipment, although other engineering, administrative and third-party work has been slowed or suspended.

We will continue to work with Credit Suisse and Barclays to seek project financing.   The Company has also engaged Cutfield Freeman & Co., a London-based financial advisory firm, to assist the Company in primarily seeking bi-lateral agency and off-take financing to potentially augment the projected bank financing.  We will continue evaluating all sources of capital, including equity partners at the asset level and vendor financing.  Given our strong off-take agreements and other preparatory work completed, we believe the Company is well positioned to execute a project finance facility once credit conditions improve and as the molybdenum price continues to recover.

Over the second quarter of 2009, spot molybdenum (“moly”) prices rose from approximately $7.70 per pound in April to over $10.50 per pound by June 30, 2009 and have traded as high as $17 per pound more recently.  Higher prices have been caused by a number of factors, including Chinese moly imports, increasing steel capacity utilization rates in developing nations, modestly improving steel capacity utilization rates in the United States and Europe, an end to global inventory de-stocking, and moly supply reductions.

Restructuring and Suspension of Project Development

As discussed above, we implemented a cash conservation plan whereby total cash utilization other than equipment purchases is anticipated to decline to approximately $1 million per month by the fourth quarter of this year.  Based on our current cash on hand and our cash conservation plan, the Company expects it will have adequate liquidity for operations, as modified, through the end of 2010.  Engineering efforts, approximately 60% complete, have been suspended pending the completion of financing.

The Company has purchase orders for two types of equipment — milling process equipment and mining equipment.  Most equipment orders for the custom-built grinding and other milling process equipment will be completed by the manufacturers and stored.  The grinding and milling process equipment require the longest lead times and maintaining these orders is critical to the Company’s ability to re-start the development of Mt. Hope rapidly.  With respect to the remaining milling process equipment, the manufacturers have agreed to suspend fabrication of the equipment.  The Company has negotiated with the manufacturers regarding equipment fabrication costs incurred to date, storage costs, and the expected timing of restarting fabrication.  Based on our current plan, expected timetable, and the results of such negotiations, we expect to make additional payments of approximately $45 million under milling process equipment orders through the end of 2010, and $6 million in 2011.  As additional financing is secured and equipment procurement is restarted, final pricing terms in the agreements that were suspended will be renegotiated under current market terms and conditions.

Some orders for mining equipment have been cancelled, and discussions with the remaining suppliers to either cancel or suspend existing agreements are ongoing.  The lead times and costs associated with many of these items have declined in recent months.  Once financing is secured, the Company anticipates placing orders for this mining equipment again.  The Company will continue to evaluate all options to decrease Mt. Hope’s initial capital requirement and facilitate a timelier re-start of the project development.

The cash conservation plan also impacted General Moly employees and contractor support.  In March 2009, the Company initiated plans to reduce administrative expenses by $5 million per year through a combination of compensation restructuring and position eliminations.

Permitting Update

Major operating permits required for the Mt. Hope Project are the ROD, the water pollution control permit and reclamation permit from the Nevada Division of Environmental Protection—Bureau of Mining Regulation and Reclamation (“BMRR”), and an air quality permit from the Nevada Division of Environmental Protection— Bureau of Air Pollution Control (“BAPC”).

The ROD for the Mt. Hope Project will be effective on the date the BLM has recorded its decision to approve the plan of operations for the Mt. Hope Project.  We currently expect to receive the ROD approximately mid-year 2010.  In September 2006, the BLM determined that the plan of operations met the regulatory requirements with respect to completeness and comprehensiveness.  Since that time, additional updates have been submitted to accommodate additional detail based on progression of project design.  The BLM is preparing an environmental impact statement (“EIS”) analyzing the environmental impacts of the Mt. Hope Project and alternatives in accordance with the National Environmental Policy Act.  Preparation of this EIS requires the completion of certain hydrologic studies of both pit lake geochemistry and regional hydrology.  Following the completion of these studies and the EIS and any remaining BLM requirements, the BLM will make a decision on whether to approve the plan of operations.  The ROD and the related decision of the BLM to approve the plan of operations may not be appealed until BLM approval.

Following March of 2009 discussions with the BLM related to the Company’s hydrologic studies of both pit lake geochemistry and regional hydrology, the Company determined that additional analysis and data acquisition will be conducted to improve the technical adequacy of the studies, largely focused on the hydrogeology of the open pit area.  We believe this further work, which comprises additional pump tests and analysis in the open pit mining area, does not indicate a concern related to ultimate permit receipt; however, this work is the primary reason for the delay in the expected receipt of the ROD from the fourth quarter of 2009 to approximately mid-year 2010.

The application for the air quality permit was submitted to BAPC in the third quarter 2008.  The application for the water pollution control permit was submitted to BMRR in the third quarter 2008.  The application for the reclamation permit is included with the plan of operations for the project, and was submitted to the BLM and BMRR as part of the most recent update in January, 2009.  Although the reclamation permit is administered by BMRR, BLM review is required and the reclamation cost estimate must be approved in conjunction with BLM approval of the Company’s plan of operations.  We believe these major operating permits will be received on or prior to the effective date of the ROD.

Although we currently are targeting the effectiveness of the ROD and the receipt of all major operating permits to occur in approximately mid-year 2010, circumstances beyond our control, including BLM or other agency delays or requests for additional information or studies, and requests for review or appeals of the BLM decision, could cause the effectiveness of the ROD to be delayed.  The occurrence of any or a combination of these adverse circumstances may increase the estimated costs of development, require us to obtain additional interim financing, and delay our ability to consummate project financing or other significant financing.  A delay in the ROD or the receipt of major operating permits also affects the satisfaction of the ROD Contribution Conditions, extends the time for the receipt of POS-Minerals third contribution, and may affect the contingent obligation of Eureka Moly to refund capital contributions to POS-Minerals and the amount of any such refund.  See “—The Mt. Hope Joint Venture” below.

Water Rights Update

On March 26, 2009, the Nevada State Engineer approved the Company’s previously filed water applications that requested mining and milling use of 11,300 acre feet annually of water to be drawn from a well field near the Mt. Hope project in Kobeh Valley.  This ruling, combined with actual pump tests conducted in late 2008 that confirmed well pumping rates in Kobeh Valley, is anticipated to meet the Mt. Hope project’s life-of-mine water requirements of approximately 7,000 gallons per minute.

Subsequent to that ruling and the Company’s announcement thereof, two appeals have been filed with the Seventh Judicial District Court of the State of Nevada to challenge the State Engineer’s decision.  Although the Company and its attorneys believe these appeals to be without merit and unlikely to succeed, a successful appeal could have a material negative impact on the Mt. Hope project.  District Court dates associated with the appeals have not been set, pending the release of the Record on Appeal by the Nevada Attorney General’s office.  A Stipulation and Order for the proceedings has now been established providing a 40-day period for the Petitioners to provide their opening briefs following receipt of the Record on Appeal.  This 40-day period will then be followed by a combined 60 days for reply briefs.  We fully expect the  Attorney General to release the Record on Appeal in early August 2009,  and then anticipate that the appeal will be ruled upon by the District Judge late in the fourth quarter of 2009 or early 2010.

Although the water application approvals are under appeal, the State Engineer issued the Company all water permits on July 21, 2009, providing the legal and regulatory authority to the use of the 11,300 acre feet annually of water for our mining operations.

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

Pursuant to the terms of the Joint Venture, POS-Minerals made its Initial Contributions to the Joint Venture totaling $100.0 million during the year ended December 31, 2008.  Additional amounts will be due from POS-Minerals within 15 days after the date the ROD Contribution Conditions have been satisfied.  The ROD Contribution Conditions are the receipt of major operating permits for the project, that the ROD has become effective, and any administrative or judicial appeals with respect thereto are final.  See “—Permitting Update” above for a discussion of the status of permitting.

Our current forecast of the ROD Contribution Date occurring after December 31, 2009 allows POS-Minerals to elect to either retain its 20% share by contributing an additional $56.0 million plus its 20% share of all Joint Venture costs incurred from the Closing Date to the ROD Contribution Date or reduce its ownership interest to 13% and fund its remaining 13% share of all Joint Venture costs incurred from the Closing Date to the ROD Contribution Date.  Such an election has not been made by POS-Minerals, but is required to be made prior to January 31, 2010.

In addition, if commercial production at the Mt. Hope Project is not achieved by December 31, 2011 for reasons other than a force majeure event, Eureka Moly may be required to return to POS-Minerals a portion of its contributions to the Joint Venture, with no corresponding reduction in POS-Minerals’ ownership percentage, based on its election prior to January 31, 2010 as to its third contribution.  Based on our current plan and expected timetable, it is unlikely the Mt. Hope Project will achieve commercial production by December 31, 2011.  If POS-Minerals elects to retain its 20% interest and makes its additional $56.0 million contribution, the return of contributions will be $36.0 million.  If POS-Minerals elects to retain its 20% interest but does not make its additional $56.0 million contribution, the return of contributions will be zero. If POS-Minerals elects to reduce its ownership interest to 13%, the return of contributions will be $33.0 million.  Such return of contributions is required to be made on or prior to January 27, 2012.  Our subsidiary that holds our interest in the Joint Venture is obligated under the terms of the Joint Venture to make capital contributions to fund the return of contributions to POS-Minerals, if required.  If our subsidiary does not make these capital contributions, our interest in the Joint Venture is subject to dilution based on the Dilution Formula, calculated as a percentage equal to the ratio of 1.5 times the amount of such unpaid contributions, over the aggregate amount of deemed capital contributions (as determined under the Joint Venture agreement) of both parties to the Joint Venture.  At June 30, 2009 the aggregate amount of deemed capital contributions of both parties was $950 million.

Of the Initial Contributions of $100.0 million that were made by POS-Minerals during 2008, $0.1 million remain available to fund the Mt. Hope Project Joint Venture costs.  We are required, pursuant to the terms of the Joint Venture, to advance funds required to pay costs for the development of the Mt. Hope Project that exceed the Initial Contributions until the ROD Contribution Date, at which point the contributions described above to be made by POS-Minerals will be applied to reimburse us for POS-Minerals’ share of such development costs.  All costs incurred after the ROD Contribution Date will be allocated and funded pro rata based on each party’s ownership interest.  The interest of a party in the Joint Venture that does not make its pro rata capital contributions to fund costs incurred after the ROD Contribution Date is subject to dilution based on the Dilution Formula.

Liquidity, Capital Resources and Capital Requirements

For the period from December 31, 2008 to June 30, 2009

Our cash balance at June 30, 2009 was $70.0 million compared to $78.5 million at December 31, 2008.  Additionally, at June 30, 2009 we have $0.1 million of restricted cash that represents the unspent amount of the Initial Contributions from POS-Minerals that is available for the continuing development of the Mt. Hope Project compared to $13.9 million at December 31, 2008.  Our total consolidated cash balance at June 30, 2009 was $70.1 million compared to $92.4 million at December 31, 2008.  The decrease in our cash balances for the six months ended June 30, 2009 was due primarily to development costs incurred of $15.4 million, deposits on property plant and equipment totaling $1.3 million, and general and administrative costs of $5.6 million.  Deposits on property, plant and equipment relate primarily to scheduled payments for long lead time equipment for the Mt. Hope Project.  See “— Contractual Obligations” below.

Total assets as of June 30, 2009 decreased to $215.9 million compared to $220.9 million as of December 31, 2008 primarily as a result of the increase in the accumulated deficit of $5.8 million during the six month period ended June 30, 2009 and the changes discussed in the preceding paragraph.

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

As discussed above under “— Restructuring and Suspension of Project Development”, we have suspended engineering efforts and mining and most milling process equipment purchases for the Mt. Hope Project until such time as we can obtain additional financing.  While we do not expect to achieve full project financing until credit markets and the outlook for molybdenum prices improve, we are continuing to evaluate a number of potential sources for capital, including the possibility of a sale of another minority interest in the Mt. Hope Project, additional support from current strategic partners, off-take related debt, and debt from private investment groups, as well as the capital markets.

With our cash conservation plan, our non-equipment related cash requirements are expected to decline to approximately $1 million per month by the fourth quarter of this year.  Based on our current plan and expected timetable, we expect to make additional payments of approximately $45 million under milling process equipment orders through the end of 2010, and $6 million in 2011.  As additional financing is secured and equipment procurement is restarted, agreements that were suspended will be renegotiated under current market terms and conditions.  Accordingly, based on our current cash on hand and our cash conservation plan, the Company expects it will have adequate liquidity for operations, as modified and based on successful renegotiation of mining equipment contracts, through the year ended December 31, 2010.

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

The cash needs for the development of the Mt. Hope Project require that we or Eureka Moly obtain project financing or other significant financing in addition to the capital contributions anticipated to be received from POS-Minerals.  The aggregate amount of additional financing required for the development of the Mt. Hope Project, minus the amounts anticipated to be received from POS-Minerals on the ROD Contribution Date is anticipated to range between $715 million and $850 million depending on the election made by POS-Minerals to either retain its current 20% interest or reduce its interest in the Joint Venture to 13%.  These amounts do not include financing costs or amounts necessary to fund operating working capital.  During 2008, we engaged Barclays Capital and Credit Suisse Securities (USA) LLC to assist in our efforts to pursue project financing for the Mt. Hope Project.  The Company has also engaged Cutfield Freeman & Co., a London-based financial advisory firm, to assist the Company in primarily seeking bi-lateral agency and off-take financing to potentially augment the projected bank financing.  Our ability to obtain such project and / or agency financing depends on the effectiveness and the timing of the ROD, the anticipated price of molybdenum, our projected operating costs and the overall state of the economy and the credit markets.

The 2008 disruptions in national and international credit markets have led to very illiquid and volatile conditions.  There is a scarcity of credit and lenders are imposing tighter lending standards and higher interest costs for loans.  Our ability to obtain the necessary funding for the Mt. Hope Project as well as the terms for such funding may be adversely affected by these disruptions in the credit markets.  We may not be able to obtain the necessary financing for the Mt. Hope Project in a timely manner, on customary or favorable terms, or at all.

We also require additional capital to maintain our mining claims and other rights related to the Liberty Property, as well as continue payment of ongoing general and administrative costs associated with supporting our planned operations.

Results of Operations

Six months ended June 30, 2009 compared to six months ended June 30, 2008

For the six months ended June 30, 2009 we had a consolidated net loss of $6.0 million compared with a net loss of $9.1 million in the same period for 2008.

For the six months ended June 30, 2009 and 2008, exploration and evaluation expenses were $0.4 million and $4.2 million, respectively.  For the six months ended June 30, 2008 we incurred exploration and evaluation costs on the Liberty Property as we completed a pre-feasibility study on the Liberty Property in April 2008.  For the six months ended June 30, 2009 the Liberty Property has been on a care and maintenance status, and, accordingly, the resulting exploration and evaluation expenses are considerably lower for the period.

For the six months ended June 30, 2009 and 2008, general and administrative expenses were $5.6 million and $5.9 million, respectively.  For the six months ended June 30, 2009 restructuring costs resulting from the implementation of our cash conservation plan are included in general and administrative expenses.  In March 2009 we incurred costs related to one-time employee termination benefits totaling $0.8 million.  The majority of the affected employees were not required to render service beyond 60 days, and accordingly, costs associated with these one-time termination benefits were recognized in March 2009.  Additional costs of $0.1 million were recognized during the second quarter, for those few affected employees who rendered services beyond 60 days.

We also incurred approximately $0.7 million in equipment contract cancellation costs during the second quarter of 2009.  Such costs were a combination of deposits forfeited and costs to cancel contracts.

Interest income was nil for the six months ended June 30, 2009 compared with $1.0 million in 2008 as a result of substantially lower interest rates, and lower cash balances in 2009 compared with the corresponding periods in 2008.

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

At June 30, 2009, we have contracts to purchase mining equipment comprised of two electric shovels and 24 haul trucks and milling process equipment comprised of two 230kV primary transformers, a primary crusher, a semi-autogenous mill, two ball mills, various motors for the mills, two multi-hearth molybdenum roasters, 16 flotation cells and other milling process equipment.

As described above in “—Restructuring and Suspension of Project Development,” we are maintaining equipment orders for  custom-built grinding and other milling process equipment as a result of negotiations with vendors related to construction schedule,  delivery timelines, storage and payment terms.  We have cancelled some mining equipment orders, and expect to cancel or suspend the remaining mining equipment purchase contracts during the third quarter of 2009.

The following table sets forth Eureka Moly’s cash commitments under mining and milling Purchase Contracts at June 30, 2009 (in millions), inclusive of mining equipment contracts that are still being renegotiated.

Cash Commitments under Purchase Contracts

Period	As of June 30, 2009
3rd Quarter 2009	6.7
4th Quarter 2009	4.3
Total 2009	11.0
2010	65.0
2011	48.2
2012	30.3
Total	$154.5

Cash commitments under Purchase Contracts are inclusive of $51 million under milling process equipment orders (approximately $45 million due through the end of 2010, and $6 million in 2011), and $103.5 million in mining equipment orders that are being renegotiated as described below.

We also incurred approximately $0.7 million in equipment contract cancellation costs during the second quarter of 2009.  Such costs were a combination of deposits forfeited and costs to cancel contracts.  At June 30, 2009, the majority of contracts had been cancelled or suspended.  We expect that the remaining contracts, related to mining equipment, will be cancelled or suspended by the end of the third quarter of 2009.

As we continue the renegotiation or cancellation of Purchase Contracts that have not already been successfully renegotiated, cancelled or suspended, we will take all appropriate action to minimize any losses, but could be subject to claims or penalties under the contracts or applicable law.  The cancellation or suspension of certain contracts could cause a delay in the commencement of operations, have ramifications under the Joint Venture with POS-Minerals and could add to the cost to develop our interest in the Mt. Hope Project.

We also estimate that we will be required to pay approximately $2.3 million in additional handling, storage, freight and insurance costs related to the custom-build grinding and other milling process equipment.  Based on our current plan, expected timetable, and the results of such negotiations, we expect to make additional payments of approximately $45 million under these milling process equipment orders through the end of 2010, and $6 million in 2011.  As additional financing is secured and equipment procurement is restarted, agreements that were suspended will be renegotiated under current market terms and conditions.

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

On August 8, 2008, the Company entered into a molybdenum supply agreement (the “Sojitz Agreement”) with Sojitz Corporation.  The Sojitz Agreement provides for the supply of 5.0 million pounds per year of molybdenum for five years, beginning once the Mt. Hope Project reaches certain minimum commercial production levels.  One million annual pounds sold under the Sojitz Agreement will be subject to a per-pound molybdenum floor price and is offset by a flat discount to spot moly prices above the floor.  The remaining 4.0 million annual pounds sold under the Sojitz Agreement will be sold with reference to spot moly prices without regard to a floor price.

All three long term supply agreements provide for supply only after commercial production levels are achieved, and no provisions require the Company to deliver product or make any payments if commercial production is never achieved, or drops off in later periods.  The agreements require that monthly shortfalls be made up only if the Company’s portion of Mt. Hope production is available for delivery, after POS-Minerals has taken its share.  In no event do these requirements to make up monthly shortfalls become obligations of the Company if production does not meet targeted levels.

Furthermore, each of the agreements have take-or-pay provisions that require the buyers to either take delivery of product made available by the Company, or to pay as though they had taken delivery pursuant to the term of the agreements.

While we have not used derivative financial instruments in the past, we may elect to enter into derivative financial instruments to manage commodity price risk.  We have not entered into any market risk sensitive instruments for trading or speculative purposes and do not expect to enter into derivative or other financial instruments for trading or speculative purposes.

Interest Rate Risk

As of June 30, 2009, we had a balance of cash and cash equivalents and restricted cash of $70.1 million.  If and to the extent that these funds were invested in interest bearing instruments during the entire six month period ended June 30, 2009, a hypothetical 1% point decrease in the rate of interest earned on these funds would affect our income for the six month period ended June 30, 2009 by approximately $0.4 million.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Stockholders on June 18, 2009 (the “Annual Meeting”) to (1) elect three Class II members to our Board of Directors and (2) ratify the selection of PricewaterhouseCoopers LLP as our independent auditor.

At the time of the record date for our Annual Meeting, April 22, 2009, there were 71,977,875 shares of our common stock outstanding.  At our Annual Meeting, a total of 40,612,230, or approximately 56% of our total outstanding shares, were represented in person or by proxy.

The results of our Annual Meeting were as follows:

(1)           Election of Three Class II Members to our Board of Directors

Our stockholders elected the following three Class II Members to serve as members of our Board of Directors:

Name	Votes Cast For	Votes Withheld
Ricardo M. Campoy	40,098,647	513,583
R. David Russell	39,934,256	677,974
Andrew G. Sharkey, III	39,637,515	974,715

The terms of office of directors Bruce D. Hansen, Jean-Pierre M. Ergas, Gary A. Loving, Mark A. Lettes and Richard F. Nanna continued after the Annual Meeting.

(2)           Ratification of the Selection of PricewaterhouseCoopers LLP as our Independent Auditor

Our stockholders ratified the selection of PricewaterhouseCoopers LLP as our independent auditor by the following vote:

For	40,229,970
Against	273,971
Abstain	108,289
Broker Non-Votes	2,296,358
Bank Non-Votes	4,922,383

ITEM 5.        OTHER INFORMATION

None.

ITEM 6.        EXHIBITS

Exhibit Number	Description of Exhibit
10.46†	Form of Stay Bonus Agreement (Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on May 12, 2009)
10.47†	Daniel G. Zang Waiver and Release Agreement (Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on May 20, 2009)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

† Previously filed as indicated and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 4, 2009

GENERAL MOLY, INC.

By:	/s/ David A. Chaput
David A. Chaput
Chief Financial Officer and
Duly Authorized Officer