Form 10-Q
period 2009-09-30
General Moly, Inc
filed 2009-11-09
CIK 1275229

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The number of shares outstanding of registrant’s common stock as of November 6, 2009 was 72,437,538.

GENERAL MOLY, INC.

EXPLANATORY NOTE

On November 3, 2009, General Moly, Inc. (the “Company”) determined that its unaudited consolidated financial statements for the three months ended March 31, 2009 and the three and six months ended June 30, 2009 contained an error with respect to the balance sheet classification of the POS-Minerals interest in Eureka Moly, LLC (the “LLC”). We classified the POS-Minerals interest as noncontrolling interest as of March 31, 2009 and June 30, 2009 (and as minority interest within temporary equity as of December 31, 2008 prior to our implementation of FASB guidance for Noncontrolling Interests).  After  completion of  a recent review and evaluation of the related LLC agreement  with POS-Minerals , management determined that POS-Minerals interest in the LLC is more appropriately  classified as temporary equity because of a provision in the LLC Agreement that  permits POS-Minerals the option to put its interest in the LLC to the Company’s subsidiary, Nevada Moly, upon  a change of control of the Company, as defined in the LLC agreement, followed by (i) failure to begin full construction at the LLC by the Company or the surviving entity before December 31, 2010, or (ii) failure to use standard mining industry practice in connection with development and operation of the project as contemplated by the parties for a period of twelve months after December 31, 2010.  If POS-Minerals put its interest, Nevada Moly would be required to purchase the interest for 120 percent of POS-Minerals contributions to the LLC plus 10 percent interest.

The following table reflects the impact of the reclassification on the Company’s balance sheet for the quarters ended March 31, 2009 and June 30, 2009:

	As of March 31, 2009		As of June 30, 2009
	As Originally Reported	As Restated	As Originally Reported	As Restated
Total Liabilities	7,459	7,459	8,117	8,117
Contingently Redeemable Noncontrolling Interest	0	99,897	0	99,761
EQUITY
Noncontrolling Interest	99,897	0	99,761	0
Total Equity	210,258	110,361	207,734	107,973
TOTAL LIABILITIES AND EQUITY	$217,717	$217,717	$215,851	$215,851

The restatement will have no impact on net loss attributable to the Company or to cash flows for the three months ended March 31, 2009 or for the three and six months ended June 30, 2009, respectively.

Based on the foregoing, on November 3, 2009, the Audit Committee of the Company’s Board of Directors, upon the recommendation of management and after discussion with the Company’s independent accountants, concluded that the Company’s unaudited consolidated financial statements as of and for the three months ended March 31, 2009 and as of and for the three and six month periods ended June 30, 2009 should no longer be relied upon. The Audit Committee also concluded that these unaudited consolidated financial statements should be restated to reflect this change.

PART I - FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

GENERAL MOLY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except per share amounts)

	September 30, 2009 (Unaudited)	December 31, 2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$58,646	$78,462
Restricted cash — Eureka Moly, LLC	37	13,915
Deposits, prepaid expenses and other current assets	214	326
Total Current Assets	58,897	92,703
Mining properties, land and water rights (Note 4)	97,432	79,292
Deposits on project property, plant and equipment	40,214	31,499
Restricted cash held for electricity transmission	12,286	12,545
Restricted cash held for reclamation bonds	1,133	1,133
Non-mining property and equipment, net	605	763
Other assets	2,994	2,994
TOTAL ASSETS	$213,561	$220,929
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$6,175	$6,692
Current portion of long term debt	121	128
Total Current Liabilities	6,296	6,820
Provision for post closure reclamation and remediation costs	586	731
Deferred revenue	100	—
Long term debt, net of current portion	240	330
Total Liabilities	7,222	7,881

COMMITMENTS AND CONTINGENCIES (Note 9)	—	—

CONTINGENTLY REDEEMABLE NONCONTROLLING INTEREST	99,761	100,000

EQUITY
General Moly, Inc. stockholders’ equity
Common stock, $0.001 par value; 200,000,000 shares authorized, 72,437,538 and 71,852,646 shares issued and outstanding, respectively	72	72
Additional paid-in capital	186,812	185,179
Accumulated deficit before exploration stage	(213)	(213)
Accumulated deficit during exploration and development stage	(80,093)	(71,990)
Total General Moly, Inc. stockholders’ equity	106,578	113,048
TOTAL LIABILITIES AND EQUITY	$213,561	$220,929

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOLY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited - In thousands, except per share amounts)

					January 1, 2002
					(Inception of
					Exploration
	Three Months Ended		Nine Months Ended		Stage) to
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008	September 30, 2009

REVENUES	$—	$—	$—	$—	$—
OPERATING EXPENSES:
Exploration and evaluation	273	1,084	638	5,270	37,342
General and administrative expense	2,083	2,204	7,719	8,119	47,002
TOTAL OPERATING EXPENSES	2,356	3,288	8,357	13,389	84,344
LOSS FROM OPERATIONS	(2,356)	(3,288)	(8,357)	(13,389)	(84,344)
OTHER INCOME
Interest and dividend income	6	530	15	1,563	3,947
Other income	—	—	—	—	65
TOTAL OTHER INCOME	6	530	15	1,563	4,012
LOSS BEFORE TAXES	(2,350)	(2,758)	(8,342)	(11,826)	(80,332)
INCOME TAXES	—	—	—	—	—
CONSOLIDATED
NET LOSS	$(2,350)	$(2,758)	$(8,342)	$(11,826)	$(80,332)
LESS: NET LOSS ATTRIBUTABLE TO CONTINGENTLY REDEEMABLE NONCONTROLLING INTEREST	—	—	239	—	239
NET LOSS ATTRIBUTABLE TO GENERAL MOLY, INC.	$(2,350)	$(2,758)	$(8,103)	$(11,826)	$(80,093)
BASIC AND DILUTED NET LOSS ATTRIBUTABLE TO GENERAL MOLY PER SHARE OF COMMON STOCK	$(0.03)	$(0.04)	$(0.11)	$(0.17)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — BASIC AND DILUTED	72,393	71,353	72,154	69,663

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOLY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited — In thousands)

	Nine Months Ended		January 1, 2002 (Inception of Exploration Stage) to
	September 30, 2009	September 30, 2008	September 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated Net Loss	$(8,342)	$(11,826)	$(80,332)
Adjustments to reconcile net loss to net cash used by operating activities:
Services and expenses paid with common stock	—	—	1,990
Writedown of deposits on property, plant and equipment	378	—	378
Depreciation and amortization	259	225	812
Equity compensation for employees and directors	1,330	2,029	13,314
Decrease (increase) in deposits, prepaid expenses and other	112	53	(122)
Decrease (increase) in restricted cash held for electricity transmission	259	(12,545)	(12,286)
(Decrease) increase in accounts payable and accrued liabilities	(1,027)	2,951	5,643
(Decrease) increase in post closure reclamation and remediation costs	(145)	219	377
Net cash used by operating activities	(7,176)	(18,894)	(70,226)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for the purchase of equipment	(7)	(457)	(1,331)
Purchase of securities	—	—	(137)
Purchase and development of mining properties, land and water rights	(17,520)	(32,422)	(91,274)
Deposits on property, plant and equipment	(9,093)	(22,849)	(40,592)
Proceeds from option to purchase agreement	100	—	100
Increase in restricted cash held for reclamation bonds	—	(355)	(642)
Cash provided by sale of marketable securities	—	—	246
Net cash used by investing activities	(26,520)	(56,083)	(133,630)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock, net of issuance costs	99	20,494	165,204
Cash proceeds from POS-Minerals Corporation	—	100,000	100,000
Cash paid to POS-Minerals Corporation for purchase price adjustment	—	(2,994)	(2,994)
Decrease (increase) in restricted cash — Eureka Moly, LLC	13,878	(41,578)	(37)
Net (decrease) increase in debt	(97)	192	283
Net cash provided by financing activities	13,880	76,114	262,456
Net (decrease) increase in cash and cash equivalents	(19,816)	1,137	58,600
Cash and cash equivalents, beginning of period	78,462	78,371	46
Cash and cash equivalents, end of period	$58,646	$79,508	$58,646
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Equity compensation capitalized as development	$714	$1,801	$4,843
Restricted cash held for reclamation bond acquired in an acquisition	—	—	491
Post closure reclamation and remediation costs and accounts payable assumed in an acquisition	—	—	263
Common stock and warrants issued for property and equipment	—	—	1,586

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOLY, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

We were in the exploration stage until October 4, 2007, when our Board of Directors (the “Board”) approved the development of the Mt. Hope molybdenum property (the “Mt. Hope Project”) in Eureka County, Nevada.  The Company is now in the development stage and is currently proceeding with the development of the Mt. Hope Project.  We are also in a care and maintenance mode on our Liberty molybdenum property (the “Liberty Property”) in Nye County, Nevada.  In addition, we have certain other, non-core, minor mineral interests in the Western United States that we are currently evaluating for potential development or sale.

Certain amounts for the period ended December 31, 2008 have been reclassified to conform to the 2009 presentation.

The Mt. Hope Project.  From October 2005 to January 2008, we owned the rights to 100% of the Mt. Hope Project.  Effective as of January 1, 2008, we contributed all of our interest in the assets related to the Mt. Hope Project, including our lease of the Mt. Hope Project into a newly formed entity, Eureka Moly, LLC, a Delaware limited liability company (“LLC”), and in February 2008 (the “Closing Date”) entered into an agreement (the “LLC Agreement”) for the development and operation of the Mt. Hope Project (the “Project”) with POS-Minerals Corporation (“POS-Minerals”) an affiliate of POSCO, a large Korean steel company.  Under the LLC Agreement, POS-Minerals owns a 20% interest in the LLC and General Moly, through a wholly-owned subsidiary, owns an 80% interest.  These ownership interests and/or required contributions under the LLC Agreement can change as discussed below.

Pursuant to the terms of the LLC Agreement, POS-Minerals made its first and second cash contributions to the LLC totaling $100.0 million during the year ended December 31, 2008 (the “Initial Contributions”).  Additional amounts will be due from POS-Minerals within 15 days after the date (the “ROD Contribution Date”) that specified conditions (the “ROD Contribution Conditions”) have been satisfied.  The ROD Contribution Conditions are the receipt of major operating permits for the project, that the Record of Decision (the “ROD”) from the United States Bureau of Land Management (“BLM”) for the project has become effective, and any administrative or judicial appeals with respect thereto are final.  We are currently targeting the effectiveness of the ROD and the satisfaction of the ROD Contribution Conditions to occur in the third quarter of 2010, but circumstances beyond our control, including reviewing agency delays or requests for additional information or studies, and requests for review or appeals of the BLM decision, could cause the effectiveness of the ROD and/or the satisfaction of the ROD Contribution Conditions to be delayed.

Our current forecast of the ROD Contribution Date occurring after December 31, 2009 allows POS-Minerals to elect to either retain its 20% share by contributing an additional $56.0 million plus its 20% share of all Project costs incurred from the Closing Date to the ROD Contribution Date or reduce its ownership interest to 13% and fund its remaining 13% share of all Project costs incurred from the Closing Date to the ROD Contribution Date.  Such an election has not been made by POS-Minerals, but is required to be made prior to January 31, 2010.

In addition, if commercial production at the Mt. Hope Project is not achieved by December 31, 2011 for reasons other than a force majeure event, Eureka Moly may be required to return to POS-Minerals a portion of its contributions to the LLC, with no corresponding reduction in POS-Minerals’ ownership percentage, based on its election prior to January 31, 2010 as to its third contribution.  Based on our current plan and expected timetable, it is unlikely the Mt. Hope Project will achieve commercial production by December 31, 2011.  If POS-Minerals elects to retain its 20% interest and makes its additional $56.0 million contribution, the return of contributions will be $36.0 million.  If POS-Minerals elects to retain its 20% interest but does not make its additional $56.0 million contribution, the return of contributions will be zero. If POS-Minerals elects to reduce its ownership interest to 13%, the return of contributions will be $33.0 million.  Such return of contributions is required to be made on or prior to January 27, 2012.  Our subsidiary that holds our interest in the LLC is obligated under the terms of the LLC to make capital contributions to fund the return of contributions to POS-Minerals, if required.  If our subsidiary does not make these capital contributions, POS-Minerals has an election to either take a secured interest in the LLC via a loan, or receive an additional interest in the LLC of approximately 5%.  In the latter case, our interest in the LLC is subject to dilution by a percentage equal to the ratio of 1.5 times the amount of the unpaid contributions over the aggregate amount of deemed capital contributions (as determined under the LLC Agreement) of both parties to the LLC (the “Dilution Formula”).  At September 30, 2009, the aggregate amount of deemed capital contributions of both parties was $950 million.

Furthermore, a provision in the LLC Agreement permits POS-Minerals the option to put its interest in the LLC to the Company’s subsidiary, Nevada Moly, upon  a change of control of the Company, as defined in the LLC agreement, followed by (i) failure to begin full construction at the LLC by the Company or the surviving entity before December 31, 2010, or (ii) failure to use standard mining industry practice in connection with development and operation of the project as contemplated by the parties for a period of twelve months after December 31, 2010.  If POS-Minerals put its interest, Nevada Moly would be required to purchase the interest for 120 percent of POS-Minerals contributions to the LLC plus 10 percent interest.

The Initial Contributions of $100.0 million that were made by POS-Minerals during 2008 were expended by the second quarter of 2009 in accordance with the program and budget requirements of the Mt. Hope Project.  We are required, pursuant to the terms of the LLC Agreement, to advance funds required to pay costs for the development of the Mt. Hope Project that exceed the Initial Contributions until the ROD Contribution Date, at which point the contributions described above to be made by POS-Minerals will be applied to reimburse us for POS-Minerals’ share of such development costs.  All costs incurred after the ROD Contribution Date will be allocated and funded pro rata based on each party’s ownership interest.  The interest of a party in the LLC that does not make its pro rata capital contributions to fund costs incurred after the ROD Contribution Date is subject to dilution based on the Dilution Formula.

NOTE 2 — LIQUIDITY, CAPITAL REQUIREMENTS AND RESTRUCTURING

Our consolidated cash balance at September 30, 2009 was $58.7 million compared to $92.4 million at December 31, 2008.  The cash needs for the development of the Mt. Hope Project require that we or Eureka Moly obtain project financing or other significant financing in addition to the capital contributions anticipated to be received from POS-Minerals.  The aggregate amount of additional financing required for the development of the Mt. Hope Project, minus the amounts anticipated to be received from POS-Minerals on the ROD Contribution Date is anticipated to range between $715 million and $850 million, depending on the election made by POS-Minerals concerning its future contributions.  These amounts do not include financing costs or amounts necessary to fund operating working capital.

During 2008, we engaged Barclays Capital and Credit Suisse Securities (USA) LLC to assist in our efforts to pursue project financing for the Mt. Hope Project.  Additionally, during the second quarter of 2009, the Company engaged Cutfield Freeman & Co., a London-based financial advisory firm, to assist the Company in primarily seeking bi-lateral agency and off-take related financing to potentially augment the projected bank financing.  Our ability to obtain such project and / or agency financing depends on the effectiveness and the timing of the ROD, the anticipated price of molybdenum, our projected operating costs and the overall state of the economy and the credit markets.

The 2008 disruptions in national and international credit markets have led to volatile conditions.  There is a scarcity of credit and lenders are imposing tighter lending standards and higher interest costs for loans.  Our ability to obtain the necessary funding for the Mt. Hope Project as well as the terms for such funding may be adversely affected by these disruptions in the credit markets.  We may not be able to obtain the necessary financing for the Mt. Hope Project in a timely manner, on customary or favorable terms, or at all.

Given the continued uncertainty in the project finance market, low molybdenum prices at the time, and a longer than expected timeframe to receive the federal permits to begin construction at the Mt. Hope project, on March 26, 2009, we implemented a cash conservation plan to reduce expenditures and conserve cash for 2009 and 2010 in order to maximize financial flexibility.  With our September 30, 2009 consolidated cash balance of $58.7 million, we have the capacity to continue our current level of permitting efforts, maintain efforts to secure project financing, and secure and hold critical long lead equipment for the ultimate construction of the Mt. Hope project through the end of 2010 without accessing new sources of financing while maintaining the current cash conservation strategy.

The Company has purchase orders for two types of equipment — milling process equipment and mining equipment.  Most equipment orders for the custom-built grinding and other milling process equipment will be completed by the manufacturers and stored.  The grinding and milling process equipment require the longest lead times and maintaining these orders is critical to the Company’s ability to re-start the development of Mt. Hope rapidly.  Fabrication of less critical equipment has been suspended with some manufacturers.  The Company has substantially completed final negotiations with other equipment manufacturers to suspend or terminate fabrication of other milling equipment and to determine the equipment fabrication costs incurred to date, storage costs, and the expected timing of restarting fabrication.

Based on our current plan, expected timetable, and the results of such negotiations, we expect to make additional payments of approximately $36.8 million under milling process equipment orders through the end of 2010, with the majority of such spending concentrated in the first half of the year, and $4.1 million in 2011.  As additional financing is secured and equipment procurement is restarted, agreements that were suspended or terminated will be renegotiated under new market terms and conditions, as necessary.  For the gyratory crusher, SAG and ball mills and related electric mill drives, and some other long-lead equipment, we will own the equipment upon final payments occurring throughout 2009 and 2010.  This strategy will allow for a rapid restart of the project development at anytime in 2010.

Some orders for mining equipment have been cancelled, and discussions with the remaining suppliers to either cancel or suspend existing agreements are substantially complete.  The lead times and costs associated with many of these items have declined.  Once sufficient financing is secured, the Company anticipates placing orders for this mining equipment.  The Company will continue to evaluate all options to decrease Mt. Hope’s initial capital requirement and facilitate a rapid re-start of the project development.

The cash conservation plan has reduced our total cash utilization for general administration and overhead to approximately $1 million per month.  Based on our current cash on hand, the Company expects it will have adequate liquidity for operations through the end of 2010 without accessing new sources of financing.  Engineering efforts, approximately 60% complete, were largely suspended in the second quarter of 2009, pending the completion of financing.  Some engineering that is critical for permitting or project restart readiness has continued at a slower pace.

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

While we do not expect to achieve full project financing until credit markets and molybdenum prices demonstrate sustained improvement, we are continuing to evaluate a number of potential sources for capital, including the possibility of a sale of additional minority interests in the Mt. Hope Project, additional support from current strategic partners, off-take related debt, and debt from private investment groups, as well as the capital markets.

Once the ROD is effective, additional capital will be required through the commencement of commercial production at the Mt. Hope Project.  Our ability to develop the project is dependent on, among other things, our ability to raise the necessary capital to fund the Mt. Hope Project both in sufficient amount and in a timely manner.  Additionally, if the currently estimated costs of the Mt. Hope Project are exceeded we will need to raise additional capital to fund such overruns.  The Company is currently, and will on an ongoing basis be, pursuing the most efficient sources of funding for the project including, but not limited to, the equity markets, the bank project finance markets, bi-lateral agency financing and the high yield debt markets.

We also require capital to maintain our mining claims and other rights related to the Liberty Property, as well as continue payment of ongoing general and administrative costs associated with supporting our operations.

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The interim Consolidated Financial Statements of the Company are unaudited.  In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim statements have been included.  All such adjustments are, in the opinion of management, of a normal recurring nature except for the adoption of the new accounting standards discussed below.  The Company has evaluated all subsequent events through November 9, 2009, the filing date of this Form 10-Q, and the issuance of our financial statements.  The results reported in these interim Consolidated Financial Statements are not necessarily indicative of the results that may be reported for the entire year.  These interim Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Contingently Redeemable Noncontrolling Interest

On January 1, 2009, we adopted FASB issued authoritative guidance related to Noncontrolling Interests in Consolidated Financial Statements, the provisions of which, among others, require the recognition of a noncontrolling interest (previously referred to as minority interest), as a component of equity in the consolidated financial statements and separate from the parent’s equity for all periods presented. In addition, the amount of net income or loss attributable to the noncontrolling interest is included in consolidated net income or loss on the face of the consolidated statement of operations.    Under GAAP, certain noncontrolling interests in consolidated entities meet the definition of mandatorily redeemable financial instruments if the ability to redeem the interest is outside of the control of the consolidating entity.  As described in Note 1, the LLC Agreement permits POS-Minerals the option to put its interest in the LLC to Nevada Moly upon a change of control, as defined in the LLC Agreement, followed by (i) failure to begin full construction at the LLC by the Company or the surviving entity before December 31, 2010, or (ii) failure to use standard mining industry practice in connection with development and operation of the project as contemplated by the parties for a period of twelve months after December 31, 2010.  As such, the contingently redeemable noncontrolling interest has continued to be shown as a separate caption between liabilities and equity (mezzanine section).  The carrying value of the contingently redeemable noncontrolling interest reflects the investment of the noncontrolling interest, less losses attributable to the interest.

Estimates

The process of preparing consolidated financial statements requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses.  Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements.  Accordingly, upon settlement, actual results may differ from estimated amounts.

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less to be cash equivalents.  The restricted cash of Eureka Moly represents the unspent amount of the POS-Minerals contributions, which are available for the continuing development of the Mt. Hope Project.  The Company’s cash equivalent instruments are classified within Level 1 of the fair value hierarchy established by FASB guidance for Fair Value Measurements because they are valued based on quoted market prices in active markets.  These cash instruments included $57.5 million in U.S. Treasury securities at September 30, 2009.

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

Basic and Diluted Net Loss Per Share

Net loss per share was computed by dividing the net loss attributable to General Moly, Inc. by the weighted average number of shares outstanding during the period.  The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  Outstanding warrants to purchase 7,455,434 and 7,560,434 shares of common stock, options to purchase 3,121,656 and 4,267,500 shares of common stock and awards totaling 175,000 and 255,000 at September 30, 2009 and 2008, respectively, were not included in the computation of diluted earnings per share for the three and six months ended September 30, 2009 and 2008 because to do so would have been anti-dilutive.  Therefore, basic loss per share is the same as diluted loss per share.

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

Provision for Taxes

Income taxes are provided based upon the liability method of accounting pursuant to FASB guidance for Accounting for Income Taxes (hereinafter “ASC 740”).  Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end.  A valuation allowance is recorded against the deferred tax asset if management does not believe the Company has met the “more likely than not” standard imposed by ASC 740 to allow recognition of such an asset.

Reclamation and Remediation

Expenditures for ongoing compliance with environmental regulations that relate to current operations are expensed or capitalized as appropriate.  Expenditures resulting from the remediation of existing conditions caused by past operations that do not contribute to future revenue generations are expensed.  Liabilities are recognized when environmental assessments indicate that remediation efforts are probable and the costs can be reasonably estimated.  Estimates of such liabilities are based upon currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of inflation and other societal and economic factors, and include estimates of associated legal costs.  These amounts also reflect prior experience in remediating contaminated sites, other companies’ clean-up experience and data released by The Environmental Protection Agency or other organizations.  Such estimates are by their nature imprecise and can be expected to be revised over time because of changes in government regulations, operations, technology and inflation.  Recoveries are evaluated separately from the liability. When recovery is assured, the Company records and reports an asset separately from the associated liability.

Stock-based Compensation

Stock-based compensation represents the fair value related to stock-based awards granted to members of the board of directors, officers and employees.  The Company uses the Black-Scholes model to determine the fair value of stock-based awards under FASB guidance for Share Based Payments.  For stock-based compensation that is earned upon the satisfaction of a service condition, the cost is recognized on a straight-line basis (net of estimated forfeitures) over the requisite vesting period (up to three years).  Awards expire five years from the date of vesting.  Further information regarding stock-based compensation can be found in Note 6 — “Equity Incentives.”  Stock compensation costs related to services associated with the Mt. Hope project are capitalized as development costs.

Recently Issued Accounting Pronouncements

In April 2009, the FASB issued guidance for Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value.  This guidance is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company has adopted this guidance for its quarter ending September 30, 2009.  The adoption of the guidance had no impact on the Company’s consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued guidance for Interim Disclosures about Fair Value of Financial Instruments, amending previous guidance on Disclosures about Fair Value of Financial Instruments that required an entity to provide disclosures about fair value of financial instruments in interim financial information. The new guidance is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009.  The Company has adopted the new guidance for quarter ending September 30, 2009.  The adoption of the new guidance had no impact on the Company’s consolidated financial position, results of operations or cash flows.

In May 2009, the FASB issued guidance for Subsequent Events, which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The guidance also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. This guidance is effective for interim and annual periods ending after June 15, 2009.  The Company adopted the provisions of this new guidance for the interim period ended June 30, 2009.  The adoption of such guidance had no impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP, effective on July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification is effective for the Company in the interim period ending September 30, 2009 and the adoption did not impact the Company’s consolidated financial position, results of operations or cash flows.

NOTE 4 — MINING PROPERTIES, LAND AND WATER RIGHTS

We currently have interests in two mining properties that are the primary focus of our operations.  The Mt. Hope Project is currently in the development stage and the Liberty Property is in a care and maintenance mode.  The following is a summary of mining properties, land and water rights at September 30, 2009 and December 31, 2008 (in thousands):

Mining Properties, Land and Water Rights

	At September 30, 2009	At December 31, 2008
Mt. Hope Project:
Development costs	$72,523	$54,722
Mineral, land and water rights	10,253	10,253
Advance Royalties	4,000	3,650
Total Mt. Hope Project	86,776	68,625
Total Liberty Property	9,767	9,778
Other Properties	889	889
Total	$97,432	$79,292

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

NOTE 5 — COMMON STOCK AND COMMON STOCK WARRANTS

During the three months ended September 30, 2009 we issued no shares of common stock, and in the nine months ended September 30, 2009, we issued 492,225 shares of common stock, pursuant to stock awards under the 2006 Equity Incentive Plan.

At September 30, 2009, we had warrants outstanding totaling 7,455,434 of which 6,455,434 are exercisable at $3.75 per warrant and expire February 2011 and 1,000,000 are exercisable at $10.00 per share once General Moly has received financing necessary for the commencement of commercial production at the Mt. Hope Project and will expire one year afterwards.

NOTE 6 — EQUITY INCENTIVES

In 2006, the Board and shareholders of the Company approved the 2006 Equity Incentive Plan (the “2006 Plan”) which replaced the 2003 Equity Incentive Plan (the “2003 Plan”).  In 2007, the shareholders approved an amendment to the 2006 Plan to increase the number of shares that may be issued under the 2006 Plan.   The 2006 Plan authorizes the Board, or a committee of the Board, to issue or transfer up to an aggregate of 5,460,000 shares of common stock (including the unissued shares available under the 2003 Plan) of which 531,822 remain available for issuance.  Awards under the Plan may include incentive stock options, non-statutory stock options, restricted stock units, restricted stock awards, and stock appreciation rights.   Stock appreciation rights may be settled with cash or common shares.  The Company settles the exercise of other stock-based compensation with newly issued common shares.

Stock-based compensation cost is estimated at the grant date based on the award’s fair value as calculated utilizing the Black-Scholes option pricing model and is recognized as compensation ratably on a straight-line basis over the requisite vesting/service period.  As of September 30, 2009, there was $2.4 million of total unrecognized compensation cost related to share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.3 years.

Stock Options and Stock Appreciation Rights

All stock options and stock appreciation rights (“SARS”) are approved prior to or on the date of grant.  Stock options and SARS are granted at an exercise price equal to or greater than the Company’s stock price on the date of grant.  Awards vest over a period of zero to three years with a contractual term of five years after vesting.  The Company estimates the fair value of stock options and SARS using the Black-Scholes valuation model, consistent with the provisions of FASB guidance on Share Based Payment.  Key inputs and assumptions used to estimate the fair value of stock options and SARS include the grant price of the award, expected option term, volatility of the Company’s stock, the risk-free rate and the Company’s dividend yield.  The following table presents the weighted-average assumptions used in the valuation and the resulting weighted-average fair value per option or SAR award granted:

Stock Option and SARS Valuation Assumptions

Expected Life *	3.5 to 5.5 years
Interest Rate	0.44% to 1.90%
Volatility **	93% to 123%
Dividend Yields	—

Weighted Average Fair Value of Stock Appreciation Rights Granted During the Nine Months ended September 30, 2009	$0.60

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

The following table summarizes option activity under the Plans for the nine months ended September 30, 2009:

Stock Option Activity

	Weighted Average Exercise Price	Number of Shares Under Option
Balance at January 1, 2009	$5.27	3,855,490
Options Granted	$1.69	40,000
Options Exercised	$1.00	(100,000)
Options Forfeited	$8.05	(258,334)
Options Expired	$2.82	(415,500)
Balance at September 30, 2009	$5.46	3,121,656

Exercisable at September 30, 2009	$4.89	2,569,991

For the nine months ended September 30, 2009, there were 450,000 SARS granted at a weighted average exercise price of $0.84 per right, and 62,780 SARS were forfeited.  No SARS were exercised, none expired, and none were exercisable during the nine months ended September 30, 2009.    At September 30, 2009, the aggregate intrinsic value of exercisable (fully vested) options was $0.6 million and had a weighted-average remaining contractual term of 2.8 years.

Stock Awards

Grants of stock awards have been made to Board members, officers, and employees.  Stock awards have been granted as performance based, earned over a required service period or to Board members for services.  Incentive based grants generally vest and stock is received without restriction to the extent of one-third of the stock award for each year following the date of grant.  Performance based grants are recognized as compensation based on the probable outcome of achieving the performance condition.  Compensation for stock awards issued to Board members that are earned based on a required service period is recognized over the vesting period, if any, of one to two years.  Stock awards issued to Board members that have no required service period are recognized as compensation upon grant of the award.

The compensation expense recognized by the Company for stock awards is based on the closing market price of the Company’s common stock on the date of grant.  For the nine months ended September 30, 2009, a total of 363,663 shares were granted to employees with a weighted average grant date fair value of $2.64 per share, while a total of 128,562 shares were granted to Board members and the Secretary of the Company with a weighted average grant date fair value of $1.16 per share.

Summary of Compensation Recognized Under Equity Incentives

The following is a summary of compensation recognized under equity incentives for the three and nine months ended September 30, 2009 (in thousands):

	Activity for
	Three & Nine Months Ended
	September 30,	September 30,
Stock-Based Compensation Summary	2009	2009
Stock Options	$239	$1,167
SARS	345	568
Forfeitures related to the restructuring	—	(567)
Stock Awards:
Vesting over time	179	302
Board members and Secretary	119	574
Total	$882	$2,044
The compensation recognized under equity incentives for the nine months ended September 30, 2009 is recorded as follows:
Capitalized as Development	$356	$714
Expensed	526	1,330
Total	$882	$2,044

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

NOTE 7 — CHANGES IN EQUITY

	Activity for Nine Months Ended
Changes in Equity	September 30, 2009	September 30, 2008
Total Equity December 31, 2008 & 2007, respectively	$113,048	$102,105
Common stock:
At beginning of period	72	66
Exercised warrants	—	5
Exercised options	0	1
At end of period	72	72

Additional paid-in capital:
At beginning of period	185,179	159,828
Exercised warrants	—	20,256
Exercised options	99	302
Stock based compensation	1,534	3,830
Unvested shares earned	—	(69)
At end of period	186,812	184,147
Accumulated deficit:
At beginning of period	(72,203)	(57,789)
Net loss	(8,103)	(11,826)
At end of period	(80,306)	(69,615)

Total Equity September 30, 2009 & 2008, respectively	$106,578	$114,604

NOTE 8 — INCOME TAXES

At September 30, 2009 and December 31, 2008, we had deferred tax assets principally arising from the net operating loss carryforwards for income tax purposes multiplied by an expected rate of 35%.  As our management cannot determine that it is more likely than not that we will realize the benefit of the deferred tax assets, a valuation allowance equal to the deferred tax asset has been established at September 30, 2009 and December 31, 2008.  The significant components of the deferred tax asset at September 30, 2009 and December 31, 2008 were as follows (in thousands):

Deferred Tax Asset Valuation

	September 30, 2009	December 31, 2008
Operating loss carryforward	$118,989	$94,004
Unamortized exploration expense	6,651	8,126
Deductible stock-based compensation	2,779	2,779
Deductible temporary difference	128,419	104,909
Taxable temporary difference — development costs	(53,842)	(38,674)
Net deductible temporary difference	74,577	66,235
Deferred tax asset	$26,102	$23,182
Deferred tax asset valuation allowance	$(26,102)	$(23,182)
Net deferred tax asset	$—	$—

At September 30, 2009 and December 31, 2008, we had net operating loss carryforwards of approximately $119.0 million and $94.0 million, respectively, which expire in the years 2022 through 2029.

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

Eureka Moly has the right to defer the Construction Royalty Advance for one or two years by payment of a deferral fee (the “Deferral Fee”) in the amount of $0.4 million on or before October 19, 2008 and October 19, 2009 in the event project financing for the project has not been secured by each of the dates.  On October 17, 2008 Eureka Moly paid the $0.4 million Deferral Fee of October 19, 2008 discussed above to MHMI thereby deferring the Construction Royalty Advance.  Through September 30, 2009, we have paid $3.7 million of the total Construction Royalty Advance, and the Company paid an additional deferral fee of $0.4 million in October 2009.  Any remaining unpaid Construction Royalty Advance amounts on October 19, 2011 must be paid 50% on October 19, 2011 with the other 50% due on October 19, 2012.

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

Deferral Fee and Advance Royalty Commitments

Year	Deferral Fees	Advance Royalties		Total
2009	350	—		350
2010	—	22,150	(1)	22,150
2011	—	500		500
2012(2)	—	500		500
Total	$350	$23,150		$23,500

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

At September 30, 2009, we have contracts to purchase mining equipment comprised of two electric shovels and have cancelled orders for mine drills and loaders.  We have a non-binding letter of agreement on 24 haul trucks that establishes our priority for delivery and provides for the then current pricing using market indices upon initiation of an order.  We have active orders with varying stages of fabrication on milling process equipment comprised of two 230kV primary transformers and substation, a primary crusher, a semi-autogenous mill, two ball mills, and various motors for the mills.  We have suspended fabrication on 16 flotation cells, lime slaking equipment, hydrocyclones, and other smaller milling process equipment with the ability to re-initiate fabrication at any time.  We have substantially completed negotiations with the manufacturer of two multi-hearth molybdenum roasters to terminate its fabrication of this equipment and receive finished goods of the partially completed order.  We plan to re-establish a new purchase order with this manufacturer as additional financing is secured and equipment procurement is restarted under then current market terms and conditions.

The following table sets forth Eureka Moly’s cash commitments under mining and milling equipment contracts (collectively, “Purchase Contracts”) at September 30, 2009 (in thousands).

Cash Commitments under Purchase Contracts

Year	As of September 30, 2009
2009 — Remainder	$2,650
2010	34,117
2011	12,350
2012	21,121
2013	2,406
Total	$72,644

ITEM 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References made in this Quarterly Report on Form 10-Q to “we,” “our,” “us,” or the “Company,” refer to General Moly, Inc.

The following discussion and analysis of our financial condition and results of operations constitutes management’s review of the factors that affected our financial and operating performance for three and nine months ended September 30, 2009 and 2008.  This discussion should be read in conjunction with the consolidated financial statements and notes thereto contained elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2008, which was filed on February 27, 2009.

We routinely post important information about us on our Company website.  Our website address is www.generalmoly.com.

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

On October 4, 2007, our Board of Directors approved the development of the Mt. Hope Project as contemplated in our Bankable Feasibility Study.  The Company completed basic engineering of the Mt. Hope Project during the year ended December 31, 2008 and updated its capital cost estimate related to the Mt. Hope Project based upon having completed 30% of engineering.

The development of the Mt. Hope Project has an estimated total capital requirement of $1,154.0 million including development costs of approximately $1,039.3 million (in 2008 dollars) and $114.7 million in cash bonding requirements and pre-payments.  These amounts do not include financing costs or amounts necessary to fund operating working capital.  Through the nine months ended September 30, 2009, we have spent approximately $132.1 million and have $58.7 million remaining cash on hand for use in the development of the Mt. Hope Project and other cash requirements.

Given the continued uncertainty in the project finance market, low molybdenum prices at the time, and a longer than expected timeframe to receive the federal permits to begin construction at the Mt. Hope project, on March 26, 2009, we implemented a cash conservation plan to reduce expenditures and conserve cash for 2009 and 2010 in order to maximize financial flexibility.  In addition to conserving cash, the plans implemented seek to retain critical employees, and will retain the ability to start construction at the Mt. Hope project pending continued improvements in the molybdenum and capital markets.  With our September 30, 2009 consolidated cash balance of $58.7 million, we have the capacity to continue our current level of permitting efforts, maintain efforts to secure project financing, and secure the most critical long lead equipment for the ultimate construction of the Mt. Hope project without accessing new sources of financing through the end of 2010 while maintaining the current cash conservation strategy.

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

We will continue to work with Credit Suisse and Barclays to seek project financing.   During the second quarter of 2009, the Company engaged Cutfield Freeman & Co., a London-based financial advisory firm, to assist the Company in primarily seeking bi-lateral agency and off-take supported financing to potentially augment the projected bank financing.  We will continue evaluating all sources of capital, including equity partners at the asset level and vendor financing.  Given our strong off-take agreements and other preparatory work completed, we believe the Company is well positioned to execute a project finance facility upon the receipt of ROD, and as credit conditions and the molybdenum price continue to improve.

Over the third quarter of 2009, spot molybdenum prices traded between approximately $10.15 and $17.45 per pound, ending the quarter at $14.13 and trading as low as $11.00 per pound more recently.  Price fluctuations during the period were primarily attributable to changing Chinese demand patterns.  Although Chinese crude steel production continues at record levels, Chinese imports of molybdenum have diminished recently, causing price weakness.  Prices well above the lows seen earlier this year continue to be supported by Chinese molybdenum imports, increasing steel capacity utilization rates in developing nations, modestly improving steel capacity utilization rates in the United States and Europe, an end to global inventory de-stocking, and molybdenum supply reductions.

Restructuring and Suspension of Project Development

As discussed above, we implemented a cash conservation plan whereby total cash utilization other than equipment purchases has declined to approximately $1 million per month.  Based on our current cash on hand and our cash conservation plan, the Company expects it will have adequate liquidity for operations, as modified, through the end of 2010 without accessing new sources of financing.  Engineering efforts, approximately 60% complete, have been largely suspended pending the completion of financing.  Some engineering that is critical for permitting or project restart readiness, has continued at a slower pace.

The Company issued purchase orders for two types of equipment — milling process equipment and mining equipment.  Most equipment orders for the custom-built grinding and other milling process equipment will be completed by the manufacturers and stored.  The grinding and milling process equipment require the longest lead times and maintaining these orders is critical to the Company’s ability to re-start the development of Mt. Hope rapidly.  Fabrication of less critical equipment has been suspended with some manufacturers. With respect to the remaining milling process equipment, where schedule is not critical, the manufacturers have agreed to suspend fabrication of the equipment.  The Company has substantially completed negotiation with other equipment manufacturers to suspend or terminate fabrication of other milling equipment and to determine the equipment fabrication costs incurred to date, storage costs, and the expected timing of restarting fabrication.

Based on our current plan, expected timetable, and the results of such negotiations, we expect to make additional payments towards purchase of this equipment of approximately $36.8 million under milling process equipment orders through the end of 2010, with the majority of such spending concentrated in the first half of the year, and $4.1 million in 2011.  As additional financing is secured and equipment procurement is restarted, agreements that were suspended or terminated will be renegotiated under the then current market terms and conditions, as necessary.

The drills and loaders for the mine operation have been cancelled, and discussions for the purchase of the shovels are substantially complete with this order remaining in place.  An agreement has been reached with a truck manufacturer to hold production slots for timely delivery.  The lead times and pricing associated with many of these items have declined.  Once financing is secured, the Company anticipates placing orders for this mining equipment again.  The Company will continue to evaluate all options to decrease Mt. Hope’s initial capital requirement and facilitate a timely re-start of the project development.

The cash conservation plan also impacted General Moly employees and contractor support.  In March 2009, the Company initiated plans to reduce administrative expenses by $5 million per year through a combination of compensation restructuring and position eliminations.

Permitting Update

The Mt. Hope Project will require both Federal and State permits before it can commence construction and operations.  Major permits required for the Mt. Hope Project include the ROD, a BLM issued permit, the water pollution control permit and reclamation permit from the Nevada Division of Environmental Protection—Bureau of Mining Regulation and Reclamation (“BMRR”), and an air quality permit from the Nevada Division of Environmental Protection— Bureau of Air Pollution Control (“BAPC”).

The BLM is preparing an environmental impact statement (“EIS”) analyzing the environmental impacts of the Mt. Hope Project and alternatives in accordance with the National Environmental Policy Act.  Upon completion and approval of the EIS, the BLM will issue the ROD for the Mt. Hope Project.  The ROD will be effective on the date the BLM has recorded its decision to approve the EIS and plan of operations for the Mt. Hope Project.  We currently expect to receive the ROD in the third quarter of 2010.  In September 2006, the BLM determined that the plan of operations met the regulatory requirements with respect to completeness and comprehensiveness.  Since that time, baseline technical reports have been submitted and plan of operations updates have been submitted to accommodate additional detail based on progression of project design.  All technical reports that form the basis of the EIS have been submitted to the BLM for approval at the time of this filing.  Final approval by the BLM of the technical reports will allow the completion of a draft EIS, which will then be open to additional public review and comment.  Public comment will then be considered and if warranted by the BLM will be incorporated into the draft for publication of a Final EIS.

The other time critical State permits have also been submitted for agency review and approval at the time of this filing.  We believe these other major operating permits will be received on or prior to the effective date of the ROD.

Although we currently are targeting the effectiveness of the ROD and the receipt of all major operating permits to occur in approximately the second half of 2010, circumstances beyond our control, including reviewing - agency delays or requests for additional information or studies, and appeals of the BLM decision, could cause the effectiveness of the ROD to be delayed.  The occurrence of any or a combination of these adverse circumstances may increase the estimated costs of development, require us to obtain additional interim financing, and / or  delay our ability to consummate project financing or other significant financing.  A delay in the ROD or the receipt of major operating permits also affects the satisfaction of the ROD Contribution Conditions, extends the time for the receipt of POS-Minerals third contribution, if any, and may affect the contingent obligation of Eureka Moly to refund capital contributions to POS-Minerals and the amount of any such refund.  See “—The Mt. Hope Project” below.

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

Subsequent to that ruling and the Company’s announcement thereof, two appeals were filed with the Seventh Judicial District Court of the State of Nevada to challenge the State Engineer’s decision.  A successful appeal could have a material negative impact on the Mt. Hope project.  In September, the appellants filed their opening briefs.  The Company has reviewed the appellants’ briefs and believes them to contain the same arguments as the original protests.  We have submitted our Answering Brief and now expect a final brief by the appellants by the end of 2009, after which a District Judge will hear Oral Arguments.  We now anticipate that the appeal will be ruled upon by the District Judge in the first quarter of 2010.  The appellants maintain the right to advance the appeal to the State of Nevada Supreme Court.

Although the water application approvals are under appeal, the State Engineer issued the Company all water permits on July 21, 2009, providing the legal and regulatory authority to the use of the 11,300 acre feet annually of water for our mining operations.

The Mt. Hope Project

Effective as of January 1, 2008, we contributed all of our interest in the assets related to the Mt. Hope Project, including the Mt. Hope Lease, to Eureka Moly, and in February 2008 entered into the LLC Agreement with POS-Minerals.  Under the terms of the LLC Agreement, POS-Minerals owns a 20% interest in Eureka Moly, and General Moly, through a subsidiary, owns an 80% interest. These ownership interests and/or the required contributions under the LLC Agreement can change as discussed below.

Pursuant to the terms of the LLC Agreement, POS-Minerals made its Initial Contributions to the LLC totaling $100.0 million during the year ended December 31, 2008.  Additional amounts will be due from POS-Minerals within 15 days after the date the ROD Contribution Conditions have been satisfied.  The ROD Contribution Conditions are the receipt of major operating permits for the project, that the ROD has become effective, and any administrative or judicial appeals with respect thereto are final.  See “—Permitting Update” above for a discussion of the status of permitting.

Our current forecast of the ROD Contribution Date occurring after December 31, 2009 allows POS-Minerals to elect to either retain its 20% share by contributing an additional $56.0 million plus its 20% share of all LLC costs incurred from the Closing Date to the ROD Contribution Date or reduce its ownership interest to 13% and fund its remaining 13% share of all LLC costs incurred from the Closing Date to the ROD Contribution Date.  Such an election has not been made by POS-Minerals, but is required to be made prior to January 31, 2010.

In addition, if commercial production at the Mt. Hope Project is not achieved by December 31, 2011 for reasons other than a force majeure event, Eureka Moly may be required to return to POS-Minerals a portion of its contributions to the LLC, with no corresponding reduction in POS-Minerals’ ownership percentage, based on its election prior to January 31, 2010 as to its third contribution.  Based on our current plan and expected timetable, it is unlikely the Mt. Hope Project will achieve commercial production by December 31, 2011.  If POS-Minerals elects to retain its 20% interest and makes its additional $56.0 million contribution, the return of contributions will be $36.0 million.  If POS-Minerals elects to retain its 20% interest but does not make its additional $56.0 million contribution, the return of contributions will be zero. If POS-Minerals elects to reduce its ownership interest to 13%, the return of contributions will be $33.0 million.  Such return of contributions is required to be made on or prior to January 27, 2012.  Our subsidiary that holds our interest in the LLC is obligated under the terms of the LLC Agreement to make capital contributions to fund the return of contributions to POS-Minerals, if required.  If our subsidiary does not make these capital contributions, POS-Minerals has an election to either take a secured interest in the LLC via a loan, or receive an additional interest in the LLC of approximately 5%.  In the latter case, our interest in the LLC is subject to dilution based on the Dilution Formula, calculated as a percentage equal to the ratio of 1.5 times the amount of such unpaid contributions, over the aggregate amount of deemed capital contributions (as determined under the LLC Agreement) of both parties to the LLC.  At September 30, 2009, the aggregate amount of deemed capital contributions of both parties was $950 million.

Furthermore, a provision in the LLC Agreement permits POS-Minerals the option to put its interest in the LLC to the Company’s subsidiary, Nevada Moly, upon  a change of control of the Company, as defined in the LLC agreement, followed by (i) failure to begin full construction at the LLC by the Company or the surviving entity before December 31, 2010, or (ii) failure to use standard mining industry practice in connection with development and operation of the project as contemplated by the parties for a period of twelve months after December 31, 2010.  If POS-Minerals put its interest, Nevada Moly would be required to purchase the interest for 120 percent of POS-Minerals contributions to the LLC plus 10 percent interest.

The Initial Contributions of $100.0 million that were made by POS-Minerals during 2008 were expended by the second quarter of 2009 in accordance with the program and budget requirements of the Mt. Hope Project.  We are required, pursuant to the terms of the LLC Agreement, to advance funds required to pay costs for the development of the Mt. Hope Project that exceed the Initial Contributions until the ROD Contribution Date, at which point the contributions described above to be made by POS-Minerals will be applied to reimburse us for POS-Minerals’ share of such development costs.  All costs incurred after the ROD Contribution Date will be allocated and funded pro rata based on each party’s ownership interest.  The interest of a party in the LLC that does not make its pro rata capital contributions to fund costs incurred after the ROD Contribution Date is subject to dilution based on the Dilution Formula.

Liquidity, Capital Resources and Capital Requirements

For the period from December 31, 2008 to September30, 2009

Our total consolidated cash balance at September 30, 2009 was $58.7 million compared to $92.4 million at December 31, 2008.  The decrease in our cash balances for the nine months ended September 30, 2009 was due primarily to development costs incurred of $17.1 million, deposits on property plant and equipment totaling $8.7 million, and general and administrative costs of $7.7 million.  Deposits on property, plant and equipment relate primarily to scheduled payments for long lead time equipment for the Mt. Hope Project.  See “— Contractual Obligations” below.

As discussed above under “— Permitting and Water Rights Update”, we currently anticipate the effectiveness of the ROD and the satisfaction of the ROD Contribution Conditions to occur in the third quarter of 2010, but circumstances beyond our control could cause the effectiveness of the ROD and / or the satisfaction of the ROD Contribution Conditions to be delayed.  We estimate that this will delay the achievement of the ROD Contribution Date to the second half of 2010 and allow POS-Minerals to elect to pay $56.0 million plus its 20% share of LLC costs incurred from the Closing Date to the ROD Contribution Date to retain its 20% share of the LLC or alternatively, to reduce its interest from 20% to 13%, in which case POS-Minerals would fund its 13% share of costs incurred from the Closing Date to the ROD Contribution Date.

As discussed above under “— Restructuring and Suspension of Project Development”, we have suspended engineering efforts and mining and most milling process equipment purchases for the Mt. Hope Project until such time as we can obtain additional financing.  We are continuing to evaluate a number of potential sources for capital, including the possibility of a sale of additional minority interest in the Mt. Hope Project, additional support from current strategic partners, off-take related debt, and debt from private investment groups, as well as the capital markets.

With our cash conservation plan, our non-equipment related cash requirements have declined to approximately $1 million per month.  Based on our current plan and expected timetable, we expect to make additional payments of approximately $36.8 million under milling process equipment orders through the end of 2010, with the majority of such spending concentrated in the first half of the year, and $4.1 million in 2011.  As additional financing is secured and equipment procurement is restarted, agreements that were suspended or terminated will be renegotiated under current market terms and conditions, as necessary.  Accordingly, based on our current cash on hand and our cash conservation plan, the Company expects it will have adequate liquidity for operations, as modified and based on successful renegotiation of mining equipment contracts, through the year ended December 31, 2010 without accessing new sources of financing while maintaining the current cash conservation strategy.

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

The cash needs for the development of the Mt. Hope Project require that we or Eureka Moly obtain project financing or other significant financing in addition to the capital contributions anticipated to be received from POS-Minerals.  The aggregate amount of additional financing required for the development of the Mt. Hope Project, minus the amounts anticipated to be received from POS-Minerals on the ROD Contribution Date is anticipated to range between $715 million and $850 million depending on the election made by POS-Minerals concerning its future contributions.  These amounts do not include financing costs or amounts necessary to fund operating working capital.  During 2008, we engaged Barclays Capital and Credit Suisse Securities (USA) LLC to assist in our efforts to pursue project financing for the Mt. Hope Project.  In the second quarter of 2009, the Company engaged Cutfield Freeman & Co., a London-based financial advisory firm, to assist the Company in primarily seeking bi-lateral agency and off-take financing to potentially augment the projected bank financing.  Our ability to obtain such project and / or agency financing depends on the effectiveness and the timing of the ROD, the anticipated price of molybdenum, our projected operating costs and the overall state of the economy and the credit markets.

The 2008 disruptions in national and international credit markets have led to volatile conditions.  There is a scarcity of credit and lenders are imposing tighter lending standards and higher interest costs for loans.  Our ability to obtain the necessary funding for the Mt. Hope Project as well as the terms for such funding may be adversely affected by these disruptions in the credit markets.  We may not be able to obtain the necessary financing for the Mt. Hope Project in a timely manner, on customary or favorable terms, or at all.

We also require additional capital to maintain our mining claims and other rights related to the Liberty Property, as well as continue payment of ongoing general and administrative costs associated with supporting our planned operations.

Results of Operations

Three months ended September 30, 2009 compared to three months ended September 30, 2008

For the three months ended September 30, 2009 we had a consolidated net loss of $2.4 million compared with a net loss of $2.8 million in the same period for 2008.

For the three months ended September 30, 2009 and 2008, exploration and evaluation expenses were $0.3 million and $1.1 million, respectively.  For the three months ended September 30, 2008 we incurred exploration and evaluation costs on the Liberty Property associated with ongoing pre-feasibility studies.  For the three months ended September 30, 2009 the Liberty Property has been on a care and maintenance status, and, accordingly, the resulting exploration and evaluation expenses are considerably lower for the period.

For the three months ended September 30, 2009 and 2008, general and administrative expenses were $2.1 million and $2.2 million, respectively.  For the three months ended September 30, 2009, the decline in costs compared to the previous year relates to the implementation of our cash conservation plan.

Nine months ended September 30, 2009 compared to nine months ended September 30, 2008

For the nine months ended September 30, 2009 we had a consolidated net loss of $8.3 million compared with a net loss of $11.8 million in the same period for 2008.

For the nine months ended September 30, 2009 and 2008, exploration and evaluation expenses were $0.6 million and $5.2 million, respectively.  For the nine months ended September 30, 2008 we incurred exploration and evaluation costs on the Liberty Property as we completed a pre-feasibility study on the Liberty Property in April 2008.  For the nine months ended September 30, 2009 the Liberty Property has been on a care and maintenance status, and, accordingly, the resulting exploration and evaluation expenses are considerably lower for the period.

For the nine months ended September 30, 2009 and 2008, general and administrative expenses were $7.7 million and $8.1 million, respectively.  For the nine months ended September 30, 2009 restructuring costs resulting from the implementation of our cash conservation plan are included in general and administrative expenses.  In March 2009 we incurred costs related to one-time employee termination benefits totaling $0.8 million.  The majority of the affected employees were not required to render service beyond 60 days, and accordingly, costs associated with these one-time termination benefits were recognized in March 2009.  Additional costs of $0.1 million were recognized during the second quarter, for those few affected employees who rendered services beyond 60 days.

We also incurred approximately $0.7 million in equipment contract cancellation costs through the third quarter of 2009.  Such costs were a combination of deposits forfeited and costs to cancel contracts.

Interest income was nil for the nine months ended September 30, 2009 compared with $1.0 million in 2008 as a result of substantially lower interest rates, and lower cash balances in 2009 compared with the corresponding periods in 2008.

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

At September 30, 2009, we have contracts to purchase mining equipment comprised of two electric shovels and have cancelled orders for mine drills and loaders.  We have a non-binding letter of agreement on 24 haul trucks that establishes our priority for delivery and provides for the then current pricing using market indices upon initiation of an order.  We have active orders with varying stages of fabrication on milling process equipment comprised of two 230kV primary transformers and substation, a primary crusher, a semi-autogenous mill, two ball mills, and various motors for the mills.  We have suspended fabrication on 16 flotation cells, lime slaking equipment, hydrocyclones, and other smaller milling process equipment with the ability to re-initiate fabrication at any time.  We have substantially completed negotiations with the manufacturer of two multi-hearth molybdenum roasters to terminate its fabrication of this equipment and receive finished goods of the partially completed order.  We plan to re-establish a new purchase order with this manufacturer as additional financing is secured and equipment procurement is restarted under then current market terms and conditions.

The following table sets forth Eureka Moly’s cash commitments under mining and milling Purchase Contracts at September 30, 2009 (in millions).

Cash Commitments under Purchase Contracts

Period	As of September 30, 2009
4th Quarter 2009	2.7
2010	34.1
2011	12.3
2012	21.1
2013	2.4
Total	$72.6

Cash commitments under Purchase Contracts are inclusive of $40.9 million under milling process equipment orders (approximately $36.8 million due through the end of 2010, and $4.1 million in 2011), and $31.7 million in mining equipment orders.

We also incurred approximately $0.7 million in equipment contract cancellation costs during the nine months ended September 30, 2009.  Such costs were a combination of deposits forfeited and costs to cancel contracts.  We also estimate that we will be required to pay approximately $0.7 million in additional insurance and handling costs, related to the custom-build grinding and other milling process equipment.  Based on our current plan, expected timetable, and the results of such negotiations, we expect to make additional payments of approximately $36.8 million under these milling process equipment orders through the end of 2010, and $4.1 million in 2011.  As additional financing is secured and equipment procurement is restarted, agreements that were suspended or terminated will be renegotiated under the then current market terms and conditions, as necessary.

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

On August 8, 2008, the Company entered into a molybdenum supply agreement (the “Sojitz Agreement”) with Sojitz Corporation.  The Sojitz Agreement provides for the supply of 5.0 million pounds per year of molybdenum for five years, beginning once the Mt. Hope Project reaches certain minimum commercial production levels.  One million annual pounds sold under the Sojitz Agreement will be subject to a per-pound molybdenum floor price and is offset by a flat discount to spot moly prices above the floor.  The remaining 4.0 million annual pounds sold under the Sojitz Agreement will be sold with reference to spot moly prices without regard to a floor price.  The Sojitz Agreement includes a provision for cancellation in the event that supply from the Mt. Hope Project has not begun by January 1, 2013.

All three long term supply agreements provide for supply only after commercial production levels are achieved, and no provisions require the Company to deliver product or make any payments if commercial production is never achieved, or declines in later periods.  The agreements require that monthly shortfalls be made up only if the Company’s portion of Mt. Hope production is available for delivery, after POS-Minerals has taken its share.  In no event do these requirements to make up monthly shortfalls become obligations of the Company if production does not meet targeted levels.

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

Interest Rate Risk

As of September 30, 2009, we had a balance of cash and cash equivalents and restricted cash of $58.7 million.  Interest rates on short term, highly liquid investments have not changed materially since December 31, 2008 and continue to be 1% or less on an annualized basis. If and to the extent that these funds were invested in interest bearing instruments during the entire nine month period ended September 30, 2009, a hypothetical 1% point decrease in the rate of interest earned on these funds would reduce interest income to nil for the nine month period ended September 30, 2009.

ITEM 4.           CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits as defined in Rules 13a-15(e) of the Securities and Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms, and that such information is accumulated and communicated to the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) to allow timely decisions regarding required disclosures.

The Company, under the supervision and with the participation of management, including the CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2009 and June 30, 2009 (“Evaluation Dates”). Based on our initial evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the Evaluation Dates.

However, subsequent to the Evaluation Dates, as reported under Item 4.02 of the Form 8-K filed by the Company on November 9, 2009, on November 3, 2009, the management of the Company concluded that the Company’s financial statements as of and for the period from March 31, 2009 and June 30, 2009 as included in the Company’s Reports on Form 10-Q for such periods should no longer be relied upon and should be restated to correct for errors detected by management. The Company is filing amendments to its Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2009 and June 30, 2009 as a result of these restatements.

Accordingly, subsequent to the Evaluation Dates, management of the Company identified a deficiency in our disclosure controls and procedures.   We determined that our unaudited consolidated financial statements for the three months ended March 31, 2009 and the three and six months ended June 30, 2009 contained an error with respect to the balance sheet classification of the POS-Minerals interest in Eureka Moly, LLC (the “LLC”). We classified the POS-Minerals interest as noncontrolling interest as of March 31, 2009 and June 30, 2009 (and as minority interest within temporary equity as of December 31, 2008 prior to our implementation of FASB guidance for Noncontrolling Interests).  After  completion of  a recent review and evaluation of the related LLC agreement  with POS-Minerals , management determined that POS-Minerals interest in the LLC is more appropriately  classified as temporary equity because of a provision in the LLC Agreement that  permits POS-Minerals the option to put its interest in the LLC to the Company’s subsidiary, Nevada Moly, upon  a change of control of the Company, as defined in the LLC agreement, followed by (i) failure to begin full construction at the LLC by the Company or the surviving entity before December 31, 2010, or (ii) failure to use standard mining industry practice in connection with development and operation of the project as contemplated by the parties for a period of twelve months after December 31, 2010.  Due to the significance of this error, we will be restating our financial statements for the quarters ended March 31, 2009 and June 30, 2009 and have reflected this restatement in this report for the quarterly and nine month periods ended September 30, 2009.  Based on this evaluation, our CEO and CFO  concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

Management concluded the reason for this error primarily related to the lack of technical accounting expertise relating to interpretation of GAAP with respect to equity instruments with redemption characteristics.

We have taken measures to establish effective disclosure controls and procedures and internal control over financial reporting, including reviewing all equity instruments to identify any securities that may have to be classified between liabilities and equity (in the mezzanine section), as contingently redeemable noncontrolling interests, and implementing policies and procedures for the accounting of these securities.

On November 3, 2009, management, as a result of its ongoing evaluation of the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act) Rules 13a-15(e) and 15d-15(e)) and “internal control over financial reporting” (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)), concluded the control deficiency disclosed in this Item 4 had been addressed and remediated.

There were no other changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Subsequent to that ruling and the Company’s announcement thereof, two appeals were filed in April of 2009 with the Seventh Judicial District Court of the State of Nevada to challenge the State Engineer’s decision.  A successful appeal could have a material negative impact on the Mt. Hope project.  In September, the appellants filed their opening briefs.  The Company has reviewed the appellants’ briefs and believes them to contain the same arguments as the original protests.  We have submitted our Answering Brief and now expect a final brief by the appellants in December, after which a court date to hear Oral Arguments will be established.  We now anticipate that the appeal will be ruled upon by the District Judge in the first quarter of 2010.  The appellants maintain the right to advance the appeal to the State of Nevada Supreme Court.

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

•                  issues related to the management of the Mt. Hope Project pursuant to the LLC Agreement;

•                  risks related to the failure of POS-Minerals to make contributions pursuant to the LLC Agreement;

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

Dated: November 9, 2009

GENERAL MOLY, INC.

By:	/s/ David A. Chaput
David A. Chaput
Chief Financial Officer and
Duly Authorized Officer