Form 10-Q/A
period 2009-03-31
General Moly, Inc
filed 2009-12-09
CIK 1275229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

GENERAL MOLY, INC.

EXPLANATORY NOTE

General Moly, Inc. (“the Company”) is filing this amendment to its Quarterly Report on Form 10-Q for the period ended March 31, 2009, originally filed with the Securities and Exchange Commission (“SEC”) on May 1, 2009 to restate its presentation of noncontrolling interest in the Consolidated Balance Sheets and in the Consolidated Statements of Operations.

As disclosed in the Company’s Form 8-K filed with the SEC on November 9, 2009, the Company determined that its unaudited consolidated financial statements for the three months ended March 31, 2009 contained an error with respect to the balance sheet classification of the POS-Minerals interest in Eureka Moly, LLC (the “LLC”). We classified the POS-Minerals interest as noncontrolling interest as of March 31, 2009 (and as minority interest within temporary equity as of December 31, 2008 prior to our implementation of FASB guidance for Noncontrolling Interests).  After completion of  a recent review and evaluation of the related LLC agreement with POS-Minerals, management determined that POS-Minerals interest in the LLC is more appropriately  classified as temporary equity because of a provision in the LLC Agreement that  permits POS-Minerals the option to put its interest in the LLC to the Company’s subsidiary, Nevada Moly, upon  a change of control of the Company, as defined in the LLC agreement, followed by (i) failure to begin full construction at the LLC by the Company or the surviving entity before December 31, 2010, or (ii) failure to use standard mining industry practice in connection with development and operation of the project as contemplated by the parties for a period of twelve months after December 31, 2010.  If POS-Minerals put its interest, Nevada Moly would be required to purchase the interest for 120 percent of POS-Minerals contributions to the LLC plus 10 percent interest.

The following items of the Quarterly Report on Form 10-Q for the period ended March 31, 2009 are being amended:

•	Part I – Item 1. Financial Statements

•	Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part I – Item 4. Controls and Procedures

•	Part II – Item 6. Exhibits

All other information contained in the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2009 remains unchanged. This filing does not reflect any subsequent information or events, except the restatement described above. Without limitation to the foregoing, this filing does not purport to update the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Quarterly Report on Form 10-Q for the period ended March 31, 2009 or any information, uncertainties, transactions, risks, events or trends occurring, or known to management. For updated information about the Company, refer to the Company’s most recent filings with the SEC. Those filings contain important information regarding events, developments and updates to certain expectations of the Company that have occurred since the original filing of the Quarterly Report.

PART I - FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

GENERAL MOLY, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except per share amounts)

	March 31, 2009 Unaudited As Restated, Note 1A	December 31, 2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$77,295	$78,462
Restricted cash – Eureka Moly, LLC	3,139	13,915
Deposits, prepaid expenses and other current assets	462	326
Total Current Assets	80,896	92,703
Mining properties, land and water rights	87,487	79,292
Deposits on project property, plant and equipment	32,209	31,499
Restricted cash held for electricity transmission	12,286	12,545
Restricted cash held for reclamation bonds	1,133	1,133
Non-mining property and equipment, net	712	763
Other assets	2,994	2,994
TOTAL ASSETS	$217,717	$220,929

LIABILITIES, CONTINGENTLY REDEEMABLE NONCONTROLLING INTEREST, AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$6,302	$6,692
Provision for post closure reclamation and remediation costs	90	90
Current portion of long term debt	128	128
Total Current Liabilities	6,520	6,910
Provision for post closure reclamation and remediation costs, net of current portion	641	641
Long term debt, net of current portion	298	330
Total Liabilities	7,459	7,881

COMMITMENTS AND CONTINGENCIES – NOTE 9	—	—

CONTINGENTLY REDEEMABLE NONCONTROLLING INTEREST	99,897	100,000

EQUITY
General Moly, Inc. stockholders’ equity
Preferred stock, Series A, $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized, 71,977,875 and 71,852,646 shares issued and outstanding, respectively	72	72
Additional paid-in capital	185,492	185,179
Accumulated deficit before exploration stage	(213)	(213)
Accumulated deficit during exploration and development stage	(74,990)	(71,990)
Total Equity (NOTE 7)	110,361	113,048
TOTAL LIABILITIES, CONTINGENTLY REDEEMABLE NONCONTROLLING INTEREST, AND EQUITY	$217,717	$220,929

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOLY, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited - In thousands, except per share amounts)

	Three Months Ended		January 1, 2002 (Inception of Exploration Stage) to
	March 31, 2009	March 31, 2008	March 31, 2009
REVENUES	$—	$—	$—
OPERATING EXPENSES:
Exploration and evaluation	198	2,525	36,902
General and administrative expense	2,913	3,225	42,196
TOTAL OPERATING EXPENSES	3,111	5,750	79,098
LOSS FROM OPERATIONS	(3,111)	(5,750)	(79,098)
OTHER INCOME
Interest and dividend income	8	530	3,940
Other income	—	—	65
TOTAL OTHER INCOME	8	530	4,005
LOSS BEFORE TAXES	(3,103)	(5,220)	(75,093)
INCOME TAXES	—	—	—
CONSOLIDATED NET LOSS	(3,103)	(5,220)	(75,093)
LESS: NET LOSS ATTRIBUTABLE TO CONTINGENTLY REDEEMABLE NONCONTROLLING INTEREST	103	—	103
NET LOSS ATTRIBUTABLE TO GENERAL MOLY, INC.	$(3,000)	$(5,220)	$(74,990)

BASIC AND DILUTED NET LOSS ATTRIBUTABLE TO GENERAL MOLY PER SHARE OF COMMON STOCK	$(0.04)	$(0.08)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	71,964	66,652

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOLY, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited – In thousands)

	Three Months Ended		January 1, 2002 (Inception of Exploration Stage) to
	March 31, 2009	March 31, 2008	March 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated Net loss	$(3,103)	$(5,220)	$(75,093)
Adjustments to reconcile net loss to net cash used by operating activities:

Services and expenses paid with common stock	—	—	1,990
Depreciation and amortization	85	72	638
Equity compensation for employees and directors	284	871	12,268
(Increase) decrease in deposits, prepaid expenses and other	(136)	175	(370)
Decrease (increase) in restricted cash held for electricity transmission	259	—	(12,286)
(Decrease) increase in accounts payable and accrued liabilities	(390)	(2,430)	6,280
Increase in post closure reclamation and remediation costs	—	88	522
Net cash used by operating activities	(3,001)	(6,444)	(66,051)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for the purchase of equipment	—	(155)	(1,324)
Purchase of securities	—	—	(137)
Purchase and development of mining properties, land and water rights	(8,200)	(7,201)	(81,954)
Deposits on property, plant and equipment	(710)	(7,353)	(32,209)
(Increase) in restricted cash held for reclamation bonds	—	(110)	(642)
Cash provided by sale of marketable securities	—	—	246
Net cash (used by) investing activities	(8,910)	(14,819)	(116,020)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock, net of issuance costs	—	11,644	165,105
Cash proceeds from POS-Minerals Corporation	—	50,000	100,000
Cash paid to POS-Minerals Corporation for purchase price adjustment	—		(2,994)
Decrease (increase) decrease in restricted cash – Eureka Moly, LLC	10,776	(39,459)	(3,139)
Net increase in debt	(32)	19	348
Net cash provided by financing activities	10,744	22,204	259,320
Net (decrease) increase in cash and cash equivalents	(1,167)	941	77,249
Cash and cash equivalents, beginning of period	78,462	78,371	46
Cash and cash equivalents, end of period	$77,295	$79,312	$77,295

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Equity compensation capitalized as development	$29	$412	$4,158
Restricted cash held for reclamation bond acquired in an acquisition	—	—	491
Post closure reclamation and remediation costs and accounts payable assumed in an acquisition	—	—	263
Common stock and warrants issued for property and equipment	—	—	1,586

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

NOTE 1A – RESTATEMENT

On November 9, 2009, the Company determined that its unaudited consolidated financial statements for the three months ended March 31, 2009 contained an error with respect to the balance sheet classification of the POS-Minerals interest in Eureka Moly, LLC (the “LLC”). We classified the POS-Minerals interest as noncontrolling interest as of March 31, 2009 (and as minority interest within temporary equity as of December 31, 2008 prior to our implementation of FASB guidance for Noncontrolling Interests).  After completion of  a recent review and evaluation of the related LLC agreement with POS-Minerals, management determined that POS-Minerals interest in the LLC is more appropriately  classified as temporary equity because of a provision in the LLC Agreement that  permits POS-Minerals the option to put its interest in the LLC to the Company’s subsidiary, Nevada Moly, upon  a change of control of the Company, as defined in the LLC agreement, followed by (i) failure to begin full construction at the LLC by the Company or the surviving entity before December 31, 2010, or (ii) failure to use standard mining industry practice in connection with development and operation of the project as contemplated by the parties for a period of twelve months after December 31, 2010.  If POS-Minerals put its interest, Nevada Moly would be required to purchase the interest for 120 percent of POS-Minerals contributions to the LLC plus 10 percent interest.

The following table reflects the impact of the reclassification on the Company’s balance sheet for the quarter ended March 31, 2009:

	As of March 31, 2009
	As Originally Reported	As Restated
Total Liabilities	7,459	7,459
Contingently Redeemable Noncontrolling Interest	0	99,897
EQUITY
Noncontrolling Interest	99,897	0
Total Equity	210,258	110,361
TOTAL LIABILITIES, CONTINGENTLY REDEEMABLE NONCONTROLLING INTEREST, AND EQUITY	$217,717	$217,717

The restatement has no impact on net loss attributable to the Company or to cash flows for the three months ended March 31, 2009.

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

The Company has purchase orders for two types of equipment — milling process equipment and mining equipment.  Most equipment orders for the custom-built grinding and other milling process equipment will be completed by the manufacturers and stored.  The grinding and milling process equipment require the longest lead times and maintaining these orders is critical to the Company’s ability to re-start the development of Mt. Hope rapidly.  With respect to the remaining milling process equipment, the manufacturers have agreed to suspend fabrication of the equipment.  The Company is negotiating with the manufacturers regarding costs incurred to date with respect to equipment fabrication, storage costs, the timing of restarting fabrication and future payment terms.  Based on our current plan, expected timetable, and results of such negotiations, we expect to make additional payments of approximately $46 million under milling process equipment orders through the end of 2010, and $16 million in 2011.

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

Principles of Consolidation

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

NOTE 7 — CHANGES IN EQUITY

	Activity for Three Months Ended
Changes in Equity	March 31, 2009	March 31, 2008
Total Equity December 31, 2008 & 2007, respectively	$113,048	$102,105
Common stock:
At beginning of period	72	66
Exercised Warrants	—	3
At end of period	72	69

Additional paid-in capital:
At beginning of period	185,179	159,828
Exercised Warrants	—	11,645
Stock based compensation	313	1,279
At end of period	185,492	172,752

Accumulated deficit:
At beginning of period	(72,203)	(57,789)
Net loss	(3,000)	(5,220)
At end of period	(75,203)	(63,009)

Total Equity March 31, 2009 & 2008, respectively	$110,361	$109,812

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

We plan to maintain equipment orders for custom-built grinding and other milling process equipment pending on-going negotiations with vendors related to construction schedule, delivery timelines, storage and payment terms.  We plan to cancel or suspend mining equipment purchase contracts.  We expect to complete the renegotiations and cancellation or suspension for certain other contracts by mid-2009. The following table sets forth Eureka Moly’s cash commitments under Purchase Contracts at March 31, 2009 (in thousands), prior to such renegotiations.

Cash Commitments Under Purchase Contracts

Year	As of March 31, 2009
2009 – Remainder	$71,369
2010	100,244
2011	17,798
Total	$189,411

NOTE 10—SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through December 9, 2009, the filing date of this Form 10-Q/A, and the issuance of our financial statements.  Subsequent to the original filing of the Form 10-Q for the period ended March 31, 2009, Eureka Moly has continued to renegotiate and update cash commitments under purchase contracts.  As of the date of this filing, we have substantially completed all renegotiations for mining and milling equipment.

The following table sets forth Eureka Moly’s cash commitments under mining and milling Purchase Contracts at December 9, 2009 (in thousands).

Cash Commitments under Purchase Contracts

Period	As of December 9, 2009
2009 – Remainder	0
2010	34,956
2011	12,350
2012	21,121
2013	2,406
Total	$70,833

Cash commitments under Purchase Contracts are inclusive of $39.1 million under milling process equipment orders ($35.0 million due through the end of 2010, and $4.1 million in 2011), and $31.7 million in mining equipment orders.

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References made in this Quarterly Report on Form 10-Q to “we,” “our,” “us,” or the “Company,” refer to General Moly, Inc.

The following discussion and analysis of our financial condition and results of operations constitutes management’s review of the factors that affected our financial and operating performance for the three months ended March 31, 2009 and 2008.  This discussion should be read in conjunction with the consolidated financial statements and notes thereto contained elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2008, which was filed on February 27, 2009. The disclosures in this item have been updated to reflect the restatement discussed in the Explanatory Note to this Form 10-Q/A and in Note 1A to our consolidated financial statements contained elsewhere in this document.

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

ITEM 4.          CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q (“Evaluation Date”).  Based on the foregoing, our management concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

Subsequent to the Evaluation Date, as reported under Item 4.02 of the Form 8-K filed by the Company on November 9, 2009, on November 3, 2009, the management of the Company concluded that the Company’s financial statements as of and for the period ended March 31, 2009 as included in the Company’s Reports on Form 10-Q for such period should no longer be relied upon and should be restated to correct for errors detected by management.

Accordingly, subsequent to the Evaluation Date, management of the Company re-evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and identified a deficiency in our disclosure controls and procedures.   We determined that our unaudited consolidated financial statements for the three months ended March 31, 2009 contained an error with respect to the balance sheet classification of the POS-Minerals interest in Eureka Moly, LLC (the “LLC”). We classified the POS-Minerals interest as noncontrolling interest as of March 31, 2009 (and as minority interest within temporary equity as of December 31, 2008 prior to our implementation of FASB guidance for Noncontrolling Interests).  After  completion of  a recent review and evaluation of the related LLC agreement  with POS-Minerals, management determined that POS-Minerals interest in the LLC is more appropriately  classified as temporary equity because of a provision in the LLC Agreement that  permits POS-Minerals the option to put its interest in the LLC to the Company’s subsidiary, Nevada Moly, upon  a change of control of the Company, as defined in the LLC agreement, followed by (i) failure to begin full construction at the LLC by the Company or the surviving entity before December 31, 2010, or (ii) failure to use standard mining industry practice in connection with development and operation of the project as contemplated by the parties for a period of twelve months after December 31, 2010.  Based on this evaluation, our CEO and CFO  concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

Management concluded the reason for this error primarily related to the lack of technical accounting expertise relating to interpretation of GAAP with respect to equity instruments with redemption characteristics and accordingly there was a material weakness in our internal control over financial reporting as at March 31, 2009.

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

10.41†	Form of Stock Appreciation Right Grant Notice and Agreement under 2006 Equity Incentive Plan of the Company (Filed as Exhibit 10.3 to our Current Report on Form 8-K filed on March 5, 2009)
10.42*	Change of Control Severance Agreement, dated effective as of April 23, 2009, between the Company and Robert Pennington
10.43*	Change of Control Severance Agreement, dated as of March 9, 2009, between the Company and Gregory E. McClain
10.44*	Change of Control Severance Agreement, dated as of March 6, 2009, between the Company and Daniel G. Zang
10.45*	Waiver and Release dated as of August 1, 2008, between the Company and Andrew J. Russell
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

† Previously filed as indicated and incorporated herein by reference.

* Previously filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 9, 2009

GENERAL MOLY, INC.

By:	/s/ David A. Chaput
David A. Chaput
Chief Financial Officer and
Duly Authorized Officer