Form 10-Q/A
period 2009-06-30
General Moly, Inc
filed 2009-12-09
CIK 1275229

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

GENERAL MOLY, INC.

EXPLANATORY NOTE

General Moly, Inc. (“the Company”) is filing this amendment to its Quarterly Report on Form 10-Q for the period ended June 30, 2009, originally filed with the Securities and Exchange Commission (“SEC”) on August 4, 2009 to restate its presentation of noncontrolling interest in the Consolidated Balance Sheets and in the Consolidated Statements of Operations.

As disclosed in the Company’s Form 8-K filed with the SEC on November 9, 2009, the Company determined that its unaudited consolidated financial statements for the three and six months ended June 30, 2009 contained an error with respect to the balance sheet classification of the POS-Minerals interest in Eureka Moly, LLC (the “LLC”). We classified the POS-Minerals interest as noncontrolling interest as of June 30, 2009 (and as minority interest within temporary equity as of December 31, 2008 prior to our implementation of FASB guidance for Noncontrolling Interests).  After completion of a recent review and evaluation of the related LLC agreement with POS-Minerals, management determined that POS-Minerals interest in the LLC is more appropriately classified as temporary equity because of a provision in the LLC Agreement that permits POS-Minerals the option to put its interest in the LLC to the Company’s subsidiary, Nevada Moly, upon a change of control of the Company, as defined in the LLC agreement, followed by (i) failure to begin full construction at the LLC by the Company or the surviving entity before December 31, 2010, or (ii) failure to use standard mining industry practice in connection with development and operation of the project as contemplated by the parties for a period of twelve months after December 31, 2010.  If POS-Minerals put its interest, Nevada Moly would be required to purchase the interest for 120 percent of POS-Minerals contributions to the LLC plus 10 percent interest.

The following items of the Quarterly Report on Form 10-Q for the period ended June 30, 2009 are being amended:

•       Part I — Item 1. Financial Statements

•       Part I — Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

•       Part I — Item 4. Controls and Procedures

•       Part II — Item 6. Exhibits

All other information contained in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2009 remains unchanged.  As the Company adopted FASB-issued guidance for Subsequent Events for the interim period ended June 30, 2009, all subsequent events have been evaluated through December 9, 2009, the filing date of this Form 10-Q/A. Without limitation to the foregoing, this filing does not purport to update the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Quarterly Report on Form 10-Q for the period ended June 30, 2009 or any information, uncertainties, transactions, risks, events or trends occurring, or known to management. For updated information about the Company, refer to the Company’s most recent filings with the SEC. Those filings contain important information regarding events, developments and updates to certain expectations of the Company that have occurred since the original filing of the Quarterly Report.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GENERAL MOLY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except per share amounts)

	June 30, 2009 Unaudited As Restated, Note 1A	December 31, 2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$69,968	$78,462
Restricted cash — Eureka Moly, LLC	131	13,915
Deposits, prepaid expenses and other current assets	319	326
Total Current Assets	70,418	92,703
Mining properties, land and water rights (Note 4)	95,894	79,292
Deposits on project property, plant and equipment	32,468	31,499
Restricted cash held for electricity transmission	12,286	12,545
Restricted cash held for reclamation bonds	1,133	1,133
Non-mining property and equipment, net	658	763
Other assets	2,994	2,994
TOTAL ASSETS	$215,851	$220,929

LIABILITIES, CONTINGENTLY REDEEMABLE NONCONTROLLING INTEREST, AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$7,038	$6,692
Current portion of long term debt	126	128
Total Current Liabilities	7,164	6,820
Provision for post closure reclamation and remediation costs	586	731
Deferred revenue	100	—
Long term debt, net of current portion	267	330
Total Liabilities	8,117	7,881

COMMITMENTS AND CONTINGENCIES (Note 9)	—	—

CONTINGENTLY REDEEMABLE NONCONTROLLING INTEREST	99,761	100,000

EQUITY
General Moly, Inc. stockholders’ equity
Preferred stock, Series A, $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized, 72,376,538 and 71,852,646 shares issued and outstanding, respectively	72	72
Additional paid-in capital	185,858	185,179
Accumulated deficit before exploration stage	(213)	(213)
Accumulated deficit during exploration and development stage	(77,744)	(71,990)
Total Equity (Note 7)	107,973	113,048
TOTAL LIABILITIES , CONTINGENTLY REDEEMABLE NONCONTROLLING INTEREST, AND EQUITY	$215,851	$220,929

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOLY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited - In thousands, except per share amounts)

	Three Months Ended		Six Months Ended		January 1, 2002 (Inception of Exploration
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008	Stage) to June 30, 2009

REVENUES	$—	$—	$—	$—	$—
OPERATING EXPENSES:
Exploration and evaluation	166	1,662	364	4,187	37,068
General and administrative expense	2,724	2,690	5,637	5,914	44,920
TOTAL OPERATING EXPENSES	2,890	4,352	6,001	10,101	81,988
LOSS FROM OPERATIONS	(2,890)	(4,352)	(6,001)	(10,101)	(81,988)
OTHER INCOME
Interest and dividend income	—	503	8	1,033	3,940
Other income	—	—	—	—	65
TOTAL OTHER INCOME	—	503	8	1,033	4,005
LOSS BEFORE TAXES	(2,890)	(3,849)	(5,993)	(9,068)	(77,983)
INCOME TAXES	—	—	—	—	—
CONSOLIDATED NET LOSS	$(2,890)	$(3,849)	$(5,993)	$(9,068)	$(77,983)
LESS: NET LOSS ATTRIBUTABLE TO CONTINGENTLY REDEEMABLE NONCONTROLLING INTEREST	136	—	239	—	239
NET LOSS ATTRIBUTABLE TO GENERAL MOLY, INC.	$(2,754)	$(3,849)	$(5,754)	$(9,068)	$(77,744)

BASIC AND DILUTED NET LOSS ATTRIBUTABLE TO GENERAL MOLY PER SHARE OF COMMON STOCK	$(0.04)	$(0.05)	$(0.08)	$(0.13)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — BASIC AND DILUTED	72,104	70,957	72,034	68,805

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

NOTE 1A — RESTATEMENT

On November 9, 2009, the Company determined that its unaudited consolidated financial statements for the three and six months ended June 30, 2009 contained an error with respect to the balance sheet classification of the POS-Minerals interest in Eureka Moly, LLC (the “LLC”). We classified the POS-Minerals interest as noncontrolling interest as of June 30, 2009 (and as minority interest within temporary equity as of December 31, 2008 prior to our implementation of FASB guidance for Noncontrolling Interests).  After completion of a recent review and evaluation of the related LLC agreement with POS-Minerals, management determined that POS-Minerals interest in the LLC is more appropriately classified as temporary equity because of a provision in the LLC Agreement that permits POS-Minerals the option to put its interest in the LLC to the Company’s subsidiary, Nevada Moly, upon a change of control of the Company, as defined in the LLC agreement, followed by (i) failure to begin full construction at the LLC by the Company or the surviving entity before December 31, 2010, or (ii) failure to use standard mining industry practice in connection with development and operation of the project as contemplated by the parties for a period of twelve months after December 31, 2010.  If POS-Minerals put its interest, Nevada Moly would be required to purchase the interest for 120 percent of POS-Minerals contributions to the LLC plus 10 percent interest.

The following table reflects the impact of the reclassification on the Company’s balance sheet for the quarter ended June 30, 2009:

	As of June 30, 2009
	As Originally Reported	As Restated
Total Liabilities	8,117	8,117
Contingently Redeemable Noncontrolling Interest	0	99,761
EQUITY
Noncontrolling Interest	99,761	0
Total Equity	207,734	107,973
TOTAL LIABILITIES, CONTINGENTLY REDEEMABLE NONCONTROLLING INTEREST, AND EQUITY	$215,851	$215,851

The restatement has no impact on net loss attributable to the Company or to cash flows for the three and six months ended June 30, 2009.

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

NOTE 7 — CHANGES IN EQUITY

	Activity for Six Months Ended
Changes in Equity	June 30, 2009	June 30, 2008
Total Equity December 31, 2008 & 2007, respectively	$113,048	$102,105
Common stock:
At beginning of period	72	66
Exercised warrants	—	5
Exercised options	0	0
At end of period	72	71

Additional paid-in capital:
At beginning of period	185,179	159,828
Exercised warrants	—	19,937
Exercised options	63	299
Stock based compensation	616	2,651
Unvested shares earned	—	(69)
At end of period	185,858	182,646

Accumulated deficit:
At beginning of period	(72,203)	(57,789)
Net loss	(5,754)	(9,068)
At end of period	(77,957)	(66,857)

Total Equity June 30, 2009 & 2008, respectively	$107,973	$115,860

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

NOTE 10—SUBSEQUENT EVENTS

As described in Note 3, the Company has evaluated all subsequent events through December 9, 2009, the filing date of this Form 10-Q/A, and the issuance of our financial statements.  Subsequent to the original filing of the Form 10-Q for the period ended June 30, 2009, Eureka Moly has continued to renegotiate and update cash commitments under purchase contracts.  As of the date of this filing, we have substantially completed all renegotiations for mining and milling equipment.

The following table sets forth Eureka Moly’s cash commitments under mining and milling Purchase Contracts at December 9, 2009 (in thousands).

Cash Commitments under Purchase Contracts

Period	As of December 9, 2009
2009 — Remainder	0
2010	34,956
2011	12,350
2012	21,121
2013	2,406
Total	$70,833

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

Subsequent to the Evaluation Date, as reported under Item 4.02 of the Form 8-K filed by the Company on November 9, 2009, on November 3, 2009, the management of the Company concluded that the Company’s financial statements as of and for the period ended June 30, 2009 as included in the Company’s Reports on Form 10-Q for such period should no longer be relied upon and should be restated to correct for errors detected by management.

Accordingly, subsequent to the Evaluation Date, management of the Company re-evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and identified a deficiency in our disclosure controls and procedures.   We determined that our unaudited consolidated financial statements for the three and six months ended June 30, 2009 contained an error with respect to the balance sheet classification of the POS-Minerals interest in Eureka Moly, LLC (the “LLC”). We classified the POS-Minerals interest as noncontrolling interest as of June 30, 2009 (and as minority interest within temporary equity as of December 31, 2008 prior to our implementation of FASB guidance for Noncontrolling Interests).  After  completion of  a recent review and evaluation of the related LLC agreement  with POS-Minerals, management determined that POS-Minerals interest in the LLC is more appropriately  classified as temporary equity because of a provision in the LLC Agreement that  permits POS-Minerals the option to put its interest in the LLC to the Company’s subsidiary, Nevada Moly, upon  a change of control of the Company, as defined in the LLC agreement, followed by (i) failure to begin full construction at the LLC by the Company or the surviving entity before December 31, 2010, or (ii) failure to use standard mining industry practice in connection with development and operation of the project as contemplated by the parties for a period of twelve months after December 31, 2010.  Based on this evaluation, our CEO and CFO  concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

Management concluded the reason for this error primarily related to the lack of technical accounting expertise relating to interpretation of GAAP with respect to equity instruments with redemption characteristics and accordingly there was a material weakness in our internal control over financial reporting as at June 30, 2009.

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