Form 10-K
period 2009-12-31
General Moly, Inc
filed 2010-03-05
CIK 1275229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number:  001-32986

GENERAL MOLY, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	91-0232000
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1726 Cole Blvd., Suite 115 Lakewood, CO	80401
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (303) 928-8599

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.001 per share	NYSE Amex and Toronto Stock Exchange
(Title of Each Class)	(Name of each Exchange on Which Registered)

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

As of June 30, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $104,337,705 based on the closing price as reported on the NYSE Amex.

As of March 1, 2010, 72,547,538 shares of the registrant’s common stock, par value of $0.001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement to be used in connection with its Annual Meeting of Stockholders and to be filed within 120 days of December 31, 2009 are incorporated by reference into Part III, Items 10-14, of this report on Form 10-K.

PART I

ITEMS 1 & 2.                     BUSINESS AND PROPERTIES

The Company

References made in this Annual Report on Form 10-K to “we”, “our”, “us”, “GMI” and the “Company” refer to General Moly, Inc. and its consolidated subsidiary Eureka Moly, LLC.

We are a development stage company in the business of the exploration, development and mining of properties primarily containing molybdenum.  Our primary asset is an 80% interest in the Mt. Hope Project (“Mt. Hope Project”), a primary molybdenum property, located in Eureka County, Nevada.  The Mt. Hope Project has contained proven and probable molybdenum reserves totaling 1.3 billion pounds (1.1 billion pounds owned by GMI) of which 1.1 billion pounds (0.9 billion pounds owned by GMI) are estimated to be recoverable.  In 2006, we acquired a second significant molybdenum project, the Liberty Property (“Liberty Property”), located in Nye County, Nevada which we own 100%.  The Liberty Property is anticipated to become our second molybdenum operation, after completion of the Mt. Hope Project, with initial production dependent on market conditions.  In addition, we own other non-core properties and mineral rights on which we may conduct mineral exploration and evaluation or offer for sale.

Mt. Hope Project.  In August, 2007, we completed a Bankable Feasibility Study (“Bankable Feasibility Study” or “BFS”) that provided data on the viability, expected economics, and production and cost estimates of the project.  On October 4, 2007, our Board of Directors approved the development of the Mt. Hope Project as contemplated in our BFS.  During the year ended December 31, 2008 we completed basic engineering of the Mt. Hope Project and developed more optimized mine plans and updated the BFS cost estimates (“2008 Estimates”) based upon having completed 30% of the detailed engineering.  In the third quarter 2009 we reviewed the 2008 Estimates based on completing 60% of the engineering, and confirmed the 2008 Estimates for the Mt. Hope Project capital cost requirements and found the revised estimate of the Mt. Hope Project operating costs to be in line with our previous estimates.   Our current estimates for the Mt. Hope Project capital cost requirements will hereinafter be referred to as the “Project Capital Estimate” and our current estimates for the Mt. Hope Project operating costs will hereinafter be referred to as the “Project Operating Cost Estimate”.

Our estimated costs for construction, equipment, owners cost, pre-stripping and contingency are estimated at $1,039.3 million.  Additionally, financial assurance and pre-paid items are estimated at $114.6 million resulting in a total Project Capital Estimate of $1,153.9 million.  These amounts do not include financing costs or amounts necessary to fund operating working capital.  Through December 31, 2009 we have made deposits of $42.6 million on $113.2 million in equipment orders, have spent approximately $83.2 million for the development of the Mt. Hope Project and have pre-paid $12.3 million into an escrow arrangement for electricity transmission services.

Our Project Operating Cost Estimate projects (on a 100% basis) molybdenum production of approximately 40 million pounds per year for the first five years of operations at projected average direct operating costs of $5.29 per pound, based on $80 per barrel oil equivalent energy prices.  The Costs Applicable to Sales (“CAS”) per pound, including anticipated royalties and Nevada net proceeds tax calculated at a market price of $15 per pound molybdenum, are anticipated to average $6.38 per pound.  We currently estimate that, for each $10 per barrel change in oil-equivalent energy costs, the Mt. Hope Project’s direct operating costs will change by approximately $0.10 per pound.

Processed ore grades are expected to average 0.103% over the first five years.  The mine is anticipated to have a 44-year life with 32 years of open pit mining and processing operations followed by 12 years of processing lower grade stockpiled ore.

In March 2009, given continued uncertainty in the project finance market, low molybdenum prices of approximately $8 per pound and a longer than expected timeframe to receive the federal permits required to construct and operate the Mt. Hope Project, we implemented a cash conservation plan to reduce expenditures and conserve cash in order to maximize financial flexibility. With our December 31, 2009 cash balance of $48.6 million, we have the capacity to continue our current level of permitting efforts, maintain efforts to secure project financing, and secure and hold critical long lead equipment for the ultimate construction of the Mt. Hope Project through the end of 2010 without accessing new sources of financing while maintaining the current cash conservation strategy.

We anticipate receiving the permits to construct and operate the Mt. Hope Project late in the fourth quarter of 2010 or early in the first quarter of 2011.  We do not expect to generate revenues from operations before production of molybdenum begins at the Mt. Hope Project.  Once financing is obtained and we have received the major operating permits and the Record of Decision (“ROD”) from the United States Bureau of Land Management (“BLM”), it is expected that Mt. Hope can be constructed and in production within 20 months.

From October 2005 to January 2008, we owned the rights to 100% of the Mt. Hope Project.  Effective as of January 1, 2008, we contributed all of our interest in the assets related to the Mt. Hope Project, including our lease of the Mt. Hope Project into a newly formed entity, Eureka Moly, LLC, a Delaware limited liability company (“LLC”), and in February 2008 (“Closing Date”) entered into an agreement (“LLC Agreement”) for the development and operation of the Mt. Hope Project with POS-Minerals Corporation (“POS-Minerals”) an affiliate of POSCO, a large Korean steel company.  Under the LLC Agreement, POS-Minerals owns a 20% interest in the LLC and General Moly, through a wholly-owned subsidiary, owns an 80% interest.  These ownership interests and/or required contributions under the LLC Agreement can change as discussed below.

Pursuant to the terms of the LLC Agreement, POS-Minerals made its first and second cash contributions to the LLC totaling $100.0 million during the year ended December 31, 2008 (“Initial Contributions”).  Additional amounts will be due from POS-Minerals within 15 days after the date (“ROD Contribution Date”) that specified conditions (“ROD Contribution Conditions”) have been satisfied.  The ROD Contribution Conditions are the receipt of major operating permits for the project, that the ROD from the BLM for the Project has become effective, and any administrative or judicial appeals with respect thereto are final.  We are currently targeting the effectiveness of the ROD and the satisfaction of the ROD Contribution Conditions to occur late in the fourth quarter of 2010 or early in the first quarter of 2011, but circumstances beyond our control, including reviewing agency delays or requests for additional information or studies, and requests for review or appeals of the BLM decision, could cause the effectiveness of the ROD and/or the satisfaction of the ROD Contribution Conditions to be delayed.

As a result of the ROD Contribution Date not occurring on or before December 31, 2009, the LLC Agreement allows POS-Minerals to elect (“Ownership Election”) to either retain its 20% share by contributing an additional $56.0 million plus its 20% share of all Project costs incurred from the Closing Date to the ROD Contribution Date or reduce its ownership interest to 13% and fund its remaining 13% share of all Project costs incurred from the Closing Date to the ROD Contribution Date.  While the original LLC Agreement required the Ownership Election to be made prior to January 31, 2010, the Company and POS-Minerals have mutually agreed to extend the time required for the Ownership Election by 90 days to May 1, 2010.

In addition, if commercial production at the Mt. Hope Project is not achieved by December 31, 2011 for reasons other than a force majeure event, the LLC may be required to return to POS-Minerals a portion of its contributions to the LLC, with no corresponding reduction in POS-Minerals’ ownership percentage, based on its election made for the Ownership Election.  Based on our current plan and expected timetable, the Mt. Hope Project will not achieve commercial production by December 31, 2011.  If POS-Minerals elects to retain its 20% interest and makes its additional $56.0 million contribution, the return of contributions will be $36.0 million.  If POS-Minerals elects to retain its 20% interest but does not make its additional $56.0 million contribution when due on the ROD Contribution Date, its interest will be reduced to 10% and the return of contributions will be zero. If POS-Minerals elects to reduce its ownership interest to 13%, the return of contributions will be $33.0 million.  Such return of contributions is required to be made on or prior to January 27, 2012.  Our subsidiary that holds our interest in the LLC is obligated under the terms of the LLC Agreement to make capital contributions to fund the return of contributions to POS-Minerals, if required.  If our subsidiary does not make these capital contributions, POS-Minerals has an election to either take a secured interest in the LLC via a loan, or receive an additional interest in the LLC of approximately 5%.  In the latter case, our interest in the LLC is subject to dilution by a percentage equal to the ratio of 1.5 times the amount of the unpaid contributions over the aggregate amount of deemed capital contributions (as determined under the LLC Agreement) of both parties to the LLC (“Dilution Formula”).  At December 31, 2009, the aggregate amount of deemed capital contributions of both parties was $880.0 million.

Furthermore, a provision in the LLC Agreement permits POS-Minerals the option to put its interest in the LLC to the Company’s wholly-owned subsidiary and 80% owner of the LLC, Nevada Moly (“Nevada Moly”), upon  a change of control of the Company, as defined in the LLC Agreement, followed by (i) failure to begin full construction at the LLC by the Company or the surviving entity before December 31, 2010, or (ii) failure to use standard mining industry practice in connection with development and operation of the Project as contemplated by the parties for a period of twelve months after December 31, 2010.  If POS-Minerals puts its interest, Nevada Moly would be required to purchase the interest for 120% of POS-Minerals contributions to the LLC plus 10% interest.

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

Liberty Property.  In March 2006, we purchased the Liberty Property in Nye County, Nevada, including water rights, mineral and surface rights, buildings and certain equipment, from High Desert Winds LLC.  The Liberty Property includes the former Hall molybdenum and copper deposit that was mined by open pit methods between 1982 and 1985 by the Anaconda Minerals Company (“Anaconda”) and, between 1988 and 1991, by Cyprus Metals Company (“Cyprus”).  In addition, Equatorial Tonopah, Inc. mined copper from 1999 to 2000 on this property, although their operations were in a separate open pit.  Much of the molybdenum deposit was drilled but not developed or mined by these previous owners.

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

Other Properties.  We currently own or control several other small non-core properties located in the western United States.  These properties include additional molybdenum deposits as well as copper, silver and gold deposits.

Corporate Information

The Company was initially incorporated in Idaho under the name “General Mines Corporation” in 1925.  We have gone through a couple of name changes and on October 5, 2007, we reincorporated the Company in the State of Delaware (“Reincorporation”) through a merger of Idaho General Mines, Inc. with and into General Moly, Inc., a Delaware corporation that was a wholly owned subsidiary of Idaho General Mines, Inc. with General Moly being the surviving entity.  In connection with the Reincorporation, all of the outstanding securities of Idaho General Mines, Inc. were converted into securities of General Moly on a one-for-one basis.  For purposes of the Company’s reporting status with the U.S. Securities and Exchange Commission (“SEC”), General Moly is deemed a successor to Idaho General Mines, Inc. Our common stock is traded on the NYSE Amex (successor to the American Stock Exchange) under the symbol “GMO” and, in February 2008, the Company began trading on the Toronto Stock Exchange (“TSX”) under the same symbol.  Our registered and principal executive office is located at 1726 Cole Blvd., Suite 115, Lakewood, Colorado 80401 and the phone number for that office is (303) 928-8599.

We maintain a website at www.generalmoly.com, on which we will post free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports under the heading “Investors” as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.  We also routinely post important information about the Company on our website under the heading “Investors.”  We do not incorporate the information on our website into this document and you should not consider any information on, or that can be accessed through, our website as part of this document.  You may read and copy any materials we file with the SEC at the Securities and Exchange Commission Public Reference Room at 100 F Street NE Washington, DC 20549.  The SEC also maintains a website that contains our reports and other information at www.sec.gov.

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

•                                          The Mt. Hope Project, of which we own 80%, currently in the permitting and development stage, is anticipated to be one of largest and lowest cost primary molybdenum projects in the world, driven, in part, by high ore grades that will be processed early in the mine life.

•                                          Our Liberty Property has the potential to become a second, significant, molybdenum operation and is wholly-owned by the Company and royalty-free.

•                                          The Mt. Hope Project and the Liberty Property are located in Nevada, which is geopolitically stable and has a long and ongoing history of large-scale, open pit mining operations.

•                                          Both the Mt. Hope Project and the Liberty Property have near-by infrastructure for power, access roads, and water and have an environmentally friendly design.

•                                          We have strong international support from the steel industry.

•                                          We anticipate favorable long-term market fundamentals for molybdenum.

Products

We do not currently produce any products.  We are in the process of developing the Mt. Hope Project, of which we own 80%.  When in production, we expect the Mt. Hope Project to produce (on a 100% basis) an average of 40 million pounds of molybdenum per year over the first five years of production and approximately 1.1 billion pounds of molybdenum over the expected 44-year life of the project.  The Mt. Hope Project will primarily focus on producing Technical Grade Molybdenum Oxide (“TMO”), which is widely utilized by the steel industry.  In the future, we may also consider producing FerroMolybdenum (“FeMo”), and have designed the Mt. Hope Project plant to accommodate this process, which is also used by the steel industry and would make the Company a more complete supplier to the steelmaking industry.  We may also ultimately produce Ammonium Dimolybdate (“ADM”), which is a chemical used in the manufacture of desulfurizing catalysts for use in petroleum refining.

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

Other significant molybdenum applications include lubrication, catalytic sulfur reduction in petrochemicals, lighting, LCD activation screens, x-ray generation, high temperature heat dissipation and high temperature conductivity.  These areas represent the highest technical and value-added applications of molybdenum, but are also the most readily replaceable in times of technical or economic downturns.

Competitive Conditions

The molybdenum exploration, development and production business is a competitive business.  We currently compete with numerous companies for the capital required to develop the Mt. Hope Project and anticipate competing with numerous producing companies once the Mt. Hope Project achieves initial production.  Our ability to attract capital sufficient to develop the Mt. Hope Project is a function of the relative attractiveness of our assets relative to our competitors.

The supply of molybdenum comes from both primary molybdenum mines, such as our proposed Mt. Hope Project, and as a byproduct of porphyry copper production.  Each source of supply represents approximately 50% of the global 430 million pounds of molybdenum produced annually.  Although many companies produce molybdenum, many of which also mine other minerals, approximately two-thirds of global production is concentrated among ten companies.

After we commence production at both our Mt. Hope Project and Liberty Property, we estimate that General Moly would rank as one of the largest producers in the world.  Our competitive position will be based on the quality and grade of our ore bodies and our ability to manage costs compared with other producers.  Our costs are driven by the grade and nature of our ore bodies as well as input costs, including energy, labor and equipment.  Our ability to have a competitive position over the long-term will be based on, among other things, our ability to successfully finance and develop the Mt. Hope Project and Liberty Property, acquire additional quality deposits, hire and retain a skilled workforce, and manage our costs.

Employees

The Company had a total of 34 employees, including 30 exempt and 4 hourly employees, as of December 31, 2009.

Description of the Mt. Hope Project

Overview

Effective as of January 1, 2008, we contributed all of our interest in the assets related to the Mt. Hope Project, including our lease of the Mt. Hope Project into the LLC, and on the Closing Date entered into the LLC Agreement for the development and operation of the Mt. Hope Project with POS-Minerals.  Under the LLC Agreement, POS-Minerals owns a 20% interest in the LLC and General Moly, through a wholly-owned subsidiary, owns an 80% interest.  The discussion in this section “Description of the Mt. Hope Project” is based on the entire project, of which we own an 80% interest.

The LLC is proceeding with the permitting and development of the Mt. Hope Project.  The Project will include the development of an open pit mine, construction of a concentrator and a roaster, and construction of all related infrastructure to produce TMO, the most widely marketed molybdenum product.

From November 2004 through August 2007 we conducted numerous exploration, drilling and evaluation studies, culminating in the BFS for the Mt. Hope Project.  In 2005, we initiated the baseline studies necessary for development of an Environmental Impact Statement (“EIS”).  We completed an initial Plan of Operations (“POO”) which the BLM accepted in September 2006.  In December 2006, the BLM selected an environmental firm to complete the EIS for the Mt. Hope Project.  Two key hydrology baseline reports, the Regional Hydrology Assessment Report and the Pit Lake Geochemistry Report were submitted to the BLM for review in the fourth quarter of 2009.  Revisions to these reports are being made to accommodate review comments and approval of the reports is anticipated in first quarter of 2010.  The Air Dispersion modeling report was submitted to BLM in November, 2009, but based on a recent court decision for Barrick Gold Corporation’s Cortez Hills Project, the LLC re-ran the dispersion model  to include modeling of PM 2.5 (particulate matter less than 2.5 microns in diameter).   The revised Air Dispersion modeling report was submitted in January 2010 and BLM acceptance of the report for use in the EIS is anticipated in first quarter of 2010.   We anticipate that the Preliminary Draft EIS will be submitted to the BLM in the first quarter of 2010, and the Draft EIS will be published in mid-2010.  The current schedule for the development of the Mt. Hope Project estimates the ROD will be effective late in the fourth quarter of 2010 or early in the first quarter of 2011.

In addition to working to complete the EIS, the LLC is working to resolve appeals related to the transfer of water rights to mining use.  In October of 2008, we completed a water rights hearing in Reno, Nevada and in March 2009 we were granted our water rights in a ruling by the State Engineer.  Subsequent to that ruling, two appeals were filed to challenge the State Engineer’s decision (see “Permitting-Mt. Hope Permitting Requirements-Water Appropriation Permits-Nevada Division of Water Resources” below).  We expect a favorable decision in Nevada District Court on the appeals in the first quarter of 2010.

In addition to the ROD and the water rights, three state-issued permits are viewed as major environmental permits.  These are the WPC Permit, the Air Quality Permit and the Reclamation Permit.  The LLC continues to develop the applications and supporting information for these permits.   These permits are anticipated to be received on or before the date that the ROD is received (see “Permitting- Mt Hope Permitting Requirements” below).

On October 4, 2007, our Board of Directors approved the development of the Mt. Hope Project as contemplated in our BFS.  Development continued as planned, adjusting for known changes in schedules, until March 2009. In March 2009, given continued uncertainty in the project finance market, low molybdenum prices of approximately $8 per pound and a longer than expected timeframe to receive the federal permits required to construct and operate the Mt. Hope Project, we implemented a cash conservation plan to reduce expenditures and conserve cash in order to maximize financial flexibility. Under this plan, we are continuing our permitting processes, our efforts to secure full project financing and our efforts to secure critical long lead capital items for the ultimate construction of the Mt. Hope Project.

Once financing is obtained and we have received the major operating permits and the ROD from the BLM, it is expected that the Mt. Hope Project can be constructed and in production within 20 months.

The Mt. Hope Project — the LLC

The Mt. Hope Project is owned and will be operated by the LLC under the LLC Agreement.  The LLC currently has a 30-year renewable lease with Mount Hope Mines, Inc. (“MHMI”) for the Mt. Hope Project (“Mt. Hope Lease”).  Located in Eureka County, Nevada, the Mt. Hope Project consists of 13 patented lode claims and one millsite claim, which are owned by MHMI and leased to the LLC, and 1,521 unpatented lode claims, including 109 unpatented lode claims owned by MHMI and leased to the LLC and 1,412 unpatented lode claims owned by the LLC.

The Mt. Hope Lease is subject to the payment of certain royalties.  See “Business—Description of the Mt. Hope Project—Royalties, Agreement and Encumbrances” below.  In addition to the royalty payments, the LLC is obligated to maintain the property and its associated water rights, including the payment of all property taxes and claim maintenance fees.  The LLC must also indemnify MHMI against any and all losses incurred as a result of any breach or failure to satisfy any of the terms of the Mt. Hope Lease or any activities or operations on the Mt. Hope property.

The LLC is not permitted to assign or otherwise convey its obligations under the Mt. Hope Lease to a third party without the prior written consent of MHMI, which consent may be withheld in its sole discretion.  If, however, the assignment takes the form of a pledge of our interest in the Mt. Hope Project for the purpose of obtaining financing, MHMI’s consent may not be unreasonably withheld.  The Mt. Hope Lease further requires the LLC to keep the property free and clear of all liens, encumbrances, claims, charges and burdens on production except as allowed for a project financing.

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

The Mt. Hope Lease also contains an after acquired property clause, which requires that any property acquired by the LLC within two miles of the boundary of the Mt. Hope Project be conveyed to MHMI if requested within a certain time period following notification of such acquisition.  MHMI has requested that we maintain ownership of all new claims filed by the LLC, which now includes 1,412 unpatented lode claims.

The Mt. Hope Lease may be terminated upon the expiration of its 30-year term, earlier at the election of the LLC, or upon a material breach and failure to cure such breach.  If the LLC terminates the lease, the termination is effective 30 days after receipt by MHMI of written notice to terminate the Mt. Hope Lease.  If MHMI terminates the lease, termination is effective upon receipt of a notice of termination of a material breach, representation, warranty, covenant or term contained in the Mt. Hope Lease and followed by failure to cure such breach within 90 days of receipt of a notice of default.  MHMI may also elect to terminate the Mt. Hope Lease if the LLC has not cured the non-payment of obligations under the lease within 10 days of receipt of a notice of default.  The term of the lease can be extended beyond 30 years if the Mt. Hope Project is in production or intends to resume production (and has provided notice accordingly).

The Mt. Hope Project — Restructuring and Suspension of Project Development

As discussed above, in March 2009, given continued uncertainty in the project finance market, low molybdenum prices and a longer than expected timeframe to receive the federal permits required to construct and operate the Mt. Hope Project, we implemented a cash conservation plan to reduce expenditures and conserve cash in order to maximize financial flexibility.  Engineering efforts, approximately 60% complete, have been largely suspended pending the completion of financing.  Some engineering that is critical for permitting or project restart readiness has continued at a slower pace.

The LLC issued purchase orders for two types of equipment — milling process equipment and mining equipment.  Most equipment orders for the custom-built grinding and other milling process equipment will be completed by the manufacturers and stored.  The grinding and milling process equipment require the longest lead times and maintaining these orders is critical to the Company’s ability to re-start the development of Mt. Hope rapidly.  Fabrication of less critical equipment has been suspended with some manufacturers. With respect to the remaining milling process equipment, where schedule is not critical, the manufacturers have agreed to suspend fabrication of the equipment.  The Company has substantially completed negotiation with other equipment manufacturers to suspend or terminate fabrication of other milling equipment and to determine the equipment fabrication costs incurred to date, storage costs, and the expected timing of restarting fabrication.  As additional financing is secured and equipment procurement is restarted, agreements that were suspended or terminated will be renegotiated under the then current market terms and conditions, as necessary.

The drills and loaders for the mine operation have been cancelled, and discussions for the purchase of the electric shovels are complete and this order was amended and remains in effect.  An agreement has been reached with a truck manufacturer to hold production slots for timely delivery.  The manufacturing times have shortened and pricing associated with many of these items have declined from 2007 levels.  Once financing is secured, the Company anticipates placing orders for the cancelled mining equipment again.  The Company will continue to evaluate all options to decrease Mt. Hope’s initial capital requirement and facilitate a timely re-start of the project development.

Property Description and Location

The Mt. Hope Project is located on the eastern flank of Mt. Hope approximately 21 miles north of Eureka, Nevada.  The Mt. Hope Project is located at the southern end of the northwest-trending Battle Mountain-Eureka mineral belt.  Mt. Hope is approximately 2.6 miles due west of State Route 278, and the Mt. Hope Project centers in sections 1 and 12, T22N-R51E and sections 12 and 13, T22N-R51 1/2E.

Nature and Extent of the LLC’s Title

The land package for the Mt. Hope Project contains 13 patented lode claims, one patented mill site, and 1,521 unpatented lode claims.  The total surface area covered by the Mt. Hope Project land package is 18,066 acres.  MHMI owns all of the patented claims and 109 of the unpatented lode claims.  These claims are the subject of the Mt. Hope Lease.  The LLC owns the remaining 1,412 unpatented lode claims.  The patented claims and unpatented claims comprising the Mt. Hope Project are listed by number and ownership in the BFS.  Patented claims are owned real property and unpatented claims are held subject to the paramount title of the United States and remain valid for as long as the claim contains a discovery of valuable minerals as defined by law and the holder pays the applicable fees.

Royalties, Agreements and Encumbrances

Advance Royalty

The Mt. Hope Lease may be terminated upon the expiration of its 30-year term, earlier at the election of the LLC, or upon a material breach of the agreement and failure to cure such breach.  If the LLC terminates the lease, termination is effective 30 days after receipt by MHMI of written notice to terminate the Mt. Hope Lease and no further payments would be due to MHMI.  In order to maintain the lease, the LLC must pay certain deferral fees, advance royalties and production royalties as discussed below.

The Mt. Hope Lease Agreement requires a royalty advance (“Construction Royalty Advance”) of 3% of certain construction capital costs, as defined in the Mt. Hope Lease.  The LLC is obligated to pay a portion of the Construction Royalty Advance each time capital is raised for the Mt. Hope Project based on 3% of the expected capital to be used for those certain construction capital costs defined in the lease.  Through December 31, 2009, we have paid $3.3 million of the total Construction Royalty Advance.  Based on our Project Capital Estimate we estimate that $22.2 million remains unpaid related to the Construction Royalty Advance.  Based on the current estimate of raising capital and developing and operating the mine, we believe the LLC’s remaining Construction Royalty Advance will be paid in the year ended December 31, 2010, however, as discussed above, this would only be paid if sufficient capital is raised.  In the event there are any remaining unpaid Construction Royalty Advance amounts on October 19, 2011 due to a delay in achieving expected project financing, the remainder must be paid 50% on October 19, 2011 and 50% on October 19, 2012.

Once the Construction Royalty Advance has been paid in full, the LLC is obligated to pay an advance royalty (“Annual Advance Royalty”) each October 19 thereafter in the amount of $500,000 per year.  The Construction Royalty Advance and the Annual Advance Royalty are collectively referred to as the “Advance Royalties.”  All Advance Royalties are credited against the MHMI Production Royalties (as hereinafter defined) once the mine has achieved commercial production.  After the mine begins production, the LLC estimates that the Production Royalties will be in excess of the Annual Advance Royalties for the life of the project and, further, the Construction Royalty Advance will be fully recovered (credited against MHMI Production Royalties) by the end of 2014.

Production Royalty

Following commencement of commercial production, the LLC will be required to pay a production royalty to MHMI and Exxon Corporation (“Exxon”) as follows:

(a)          MHMI Production Royalty

After commencement of commercial production at the Mt. Hope Project, the LLC will be required to pay to MHMI a production royalty equal to the greater of: (i) $0.25 per pound of molybdenum metal (or the equivalent of some other product) sold or deemed to be sold from the Mt. Hope Project; or (ii) 3.5% of net returns (“Base Percentage”), if the average gross value of products sold is equal or lower than $12.00 per pound, or the Base Percentage plus 1% of net returns if the average gross value of products sold is higher than $12.00 per pound but equal or lower than $15.00 per pound, or the Base Percentage plus 1.5% of net returns if the average gross value of products sold is higher than $15.00 per pound (“MHMI Production Royalties”).  As used in this paragraph, the term “products” refers to ores, concentrates, minerals or other material removed and sold (or deemed to be sold) from the Mt. Hope Project; the term “gross value” refers generally to proceeds received by us or our affiliates for the products sold (or deemed to be sold); and the term “net returns” refers to the gross value of all products, less certain direct out of pocket costs, charges and expenses actually paid or incurred by us in producing the products.

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

Accessibility, Climate, Local Resources, Infrastructure and Physiography

Access

The Mt. Hope Project has year-round access from Nevada State Route 278.  The land package includes the land between the project site and State Route 278 making the project accessible from existing roads.

Climate

Climate in the area is moderate, with average highs in July of about 86 degrees Fahrenheit and lows in January of about 17 degrees Fahrenheit.  Precipitation in the area is relatively low with annual precipitation averages of about 12 inches.  Operations at the site are planned to continue year-round.

Local Resources and Infrastructure

The town of Eureka, Nevada is approximately 21 miles to the south of the Mt. Hope Project, via State Route 278.  The infrastructure requirements to support the mine and concentrator consist of bringing power and water to the property,  commensurate with the operational requirements, including developing a water well field within the Kobeh Valley, constructing site access roads, and constructing maintenance shops for the mine and plant administrative offices.  A 230kV power line is expected to be developed from the Machacek substation near the town of Eureka to the mine site.

Water Rights and Surface Rights

Planned water wells, located approximately 6 miles to the west of the planned operating facilities, are anticipated to supply approximately 7,000 gallons per minute (“gpm”) to the Mt. Hope Project.  Exploration for water is sufficiently advanced to identify the source of water that will be used for all project water needs, with final fresh water development to occur during the construction of the project.  (See “Permitting — Mt. Hope Permitting Requirements — Water Appropriation Permits-Nevada Division of Water Resources” below for a discussion of the current status of our applications for water rights for use in the Mt. Hope Project.)

Surface rights on the Mt. Hope Project include BLM open range grazing rights and stock water rights.  Two power line easements cross within the property boundaries.  An existing easement for a 345 kV transmission line runs north-south on the western edge of the property and the other existing easement is a medium-voltage power line that runs from the old mill facilities east along the main existing access road that connects to State Route 278 to the eastern property boundary.

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

The major valleys in the Mt. Hope region are Diamond Valley to the east, Pine Valley to the north, and Kobeh Valley to the west.  Diamond and Garden Valleys are elongated in a north-south direction.  Kobeh Valley is located to the west and southwest of Mt. Hope.

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

Mt. Hope, located in the lower foothills of the southeast flank of the Roberts Mountains, stands approximately 8,400 feet in elevation.  Areas to the east and southeast slope gently to elevations from 6,400 to 7,900 feet.  Diamond Valley, situated to the south and east, is approximately 6,000 feet in elevation.

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

Exxon recognized molybdenum potential at Mt. Hope in 1978 and acquired an option on the property from MHMI.  By 1982, Exxon had completed 69 holes, which partially defined a major molybdenum deposit underlying the east flank of the Mt. Hope property.  Exxon conducted a +/-25% feasibility study of the Mt. Hope project in 1982.  The Exxon study focused on an ore production rate of 27,500 tons per day (“tpd”) starting in 1985.  In December 1983, Exxon completed an optimization study, which generally involved a reduced capital and operating cost estimate based on more aggressive project parameters.  An extensive environmental database of multiple assessments by consultants formed the basis of the Environmental Assessment (“EA”) and was utilized in the Exxon permitting process for their intended BLM land exchange.  The Exxon feasibility study calculated a sizable molybdenum deposit.  A draft EIS was completed on the project and public hearings were held in early 1985.  Exxon drilled an additional 60 holes on the property between 1983 and 1988 but did not update their deposit block model with data from the post 1982 holes.  Cyprus drilled four holes on the property in 1989-90 under an agreement with Exxon but did not pursue the project.

We established an agreement with MHMI in 2004 pursuant to which we obtained access to the work completed by previous companies that had evaluated the property, including drill core and drill data.  We used this data as the basis for developing an evaluation of the Mt. Hope deposit.  The evaluation provided the basic engineering, plant design and other aspects of analysis of the Mt. Hope Project and outlined a positive operating process, waste disposal, mine design and plan, preliminary EA, permitting plan, operating and capital cost estimates, and the corresponding estimates of mineralized material.

Geology

Mt. Hope is located in north-central Nevada on the eastern edge of a mineral belt linking ore deposits of diverse ages. The Battle Mountain-Eureka mineral belt, a northwest-southeast trending corridor about 250 miles long, has localized major deposits of gold, silver, copper, and molybdenum.

The Mt. Hope molybdenum ore deposit occurs in an area of about two square miles of elevated igneous rocks.  The mineralized complex includes a variety of igneous rocks derived from a common volcanic source.  Quartz porphyry, the primary molybdenum host rock, is commonly veined with molybdenite.  Subordinate molybdenum mineralization also occurs in hornfels. The known orebody occurs in two zones of the quartz porphyry stock and hornfels wallrocks.

The ore deposit is a molybdenum porphyry, which is classified as a “Climax —type” deposit.  This type of deposit has well zoned molybdenum mineralization.  The molybdenum mineral content, termed grade zoning, surrounds the central area of the deposit and forms geometries that are circular in plan and arch shaped in section. The mineral zones or “shells” consist of quartz porphyry and hornfels cross-cut by quartz stockwork veining containing molybdenite.  Drilling has proven strong ore grades near the surface and indications of deeper ore grade zones.

Mineralization

The main form of molybdenum mineralization that occurs within the orebody is molybdenite (MoS2 - molybdenum disulfide).   Much of the known molybdenite is distributed around two lobes and apophyses of the main quartz porphyry stock and within two separate mineralized zones.  A concentration of higher grade mineralization, averaging 0.15% molybdenum, is present between the eastern and western mineral zones.  Referred to as the Mt. Hope Fault Zone, this area is approximately 1,300 feet in diameter and varies from 325 to 985 feet deep.  This zone is the target of open pit mining in the first 32 years.  Lower grade ore will also be mined and stockpiled during the first 32 years and will be processed in the succeeding 12 years.

Exploration

Since acquiring access to the Mt. Hope Project, we have completed additional exploration drilling for molybdenum for the purposes of supporting our BFS and obtaining engineering information for items such as geotechnical design, hydrology, and condemnation for waste dumps and tailing ponds as well as infill drilling for ore calculation purposes.

The Mt. Hope property has been extensively drilled and all core and assay results are available.  Accordingly, this data has been used to analyze and quantify the mineral resource based on an extensive high quality database.  The drilling at the Mt. Hope Project has been predominately performed by utilizing diamond core methods, and some reverse circulation (“RC”) in areas of condemnation and water well drilling.  To date, 267 holes have been drilled into the property for a total of 324,210 feet of drilling; 230,192 feet of which is core, the remaining 94,018 feet is RC.

Ore to Be Mined

The table below summarizes the ore and head grades we expect to be milled under our BFS mine plans for Mt. Hope.

Mill Feed Ore Statistics

		Average
		Grade	Mo
Category	Ktons	Mo%	Recovery %
Ore in Years 1-5	110,346	0.103	87.7
Ore in Years 1-10	220,737	0.094	87.3
Ore in Years 1-20	439,195	0.086	86.2

The modeled pit, including the above mineralized material and waste, contains an estimated 2.7 billion tons of total material.  From the inception of production through year 32, the mill will process 702,953 thousand tons of ore at an average head grade of 0.078%.  During this time period low grade ore totaling 262,973 thousand tons with an average head grade of 0.042% will be stockpiled for later feed into the mill from years 32 through 44.  Waste material totaling 1,741,815 thousand tons will also be mined and disposed of on site.  The total production is based on a life of mine and has a 0.034% Mo cutoff grade.

Mining

The Mt. Hope Project is planned for production by conventional large-scale, hard-rock, open-pit mining methods.  The current mine plan provides for primary loading with an initial fleet of four hydraulic shovels followed by two electric cable shovels and two front-end loaders.  The mine fleet is expected to include 24 240-ton trucks by the end of the first full year of production, 18 of which will be used for the pre-stripping period.

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

•                                          SAG & Ball Mill Circuit—Ore will be reclaimed from the stockpile from one of four feeders and fed by conveyor to the SAG mill.  The design will allow for the addition of a pebble crusher.  Following the SAG mill, the ore will be ground to 80% passing 150 microns in the two ball mills at an average daily processing rate of 60,625 tons.

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

Tailing Facility

The proposed mining and processing operation is expected to produce approximately 22 million tons of tailing (including SO2 scrubber residue) per year.  Approximately 966 million tons of tailing will be produced under the current mine plan.  The Tailing Storage Facility (“TSF”) layout provides for the construction of one tailing impoundment that will contain the first 30 plus years of operations.  A second facility is planned for the remaining years of the mine life.  The tailing impoundments will be constructed with HDPE plastic liners for groundwater protection.

Bankable Feasibility Study and Subsequent Revisions

On August 30, 2007, we completed the BFS which established proven reserves totaling 189,675 thousand tons of ore at an average grade of 0.083% molybdenum sulfide and probable reserves totaling 776,251 thousand tons of ore at an average grade of 0.065% molybdenum sulfide summarized as follows.

Statement of Reserves and Mineralized Material

Units = Short Tons

Reserves

Cutoff Grade		Proven Reserves		Probable Reserves		Proven+Probable Reserves
			Sulfide Mo		Sulfide Mo		Sulfide
K$Net/hr	%Mo Sulfide	Ktons	Grade%	Ktons	Grade%	Ktons	Mo Grade%

$3.000	0.034%	189,675	0.083	776,251	0.065	965,926	0.068

Additional Mineralized Material

Cutoff Grade		Measured		Indicated		Measured+Indicated
			Sulfide Mo		Sulfide Mo		Sulfide
K$Net/hr	%Mo Sulfide	Ktons	Grade%	Ktons	Grade%	Ktons	Mo Grade%

$0.001	0.024%	11,089	0.029	98,552	0.030	109,641	0.030

Footnotes to Statements of Reserves and Mineralized Material

The cutoff grades are determined by optimizing the net present value based on process costs combined with throughput estimates of recoverable molybdenum included in each phase of the mining and milling processes.  The derived income, based on assumed molybdenum prices, net of processing costs is calculated on a per ton basis and on a per hour milled basis and is expressed in units of thousands of dollars (“K$Net/hr”).

Mineralized material is tabulated at the cutoff grade of 0.024% Mo.  Breakeven cutoff covers the cost to mine and process the material.  The Moly cutoff grades in sulfide form are close approximations to K$Net/hr.

The final reserve pit design was based on a molybdenum price of $10/lb molybdenum in the saleable form of moly tri-oxide.  The base case financial analysis for the Mt. Hope Feasibility Study utilized molybdenum prices that ranged from $28.00 to $13.50.

As of December 31, 2009, the approximate three year backward average price for molybdenum was $23.73/lb.  The spot price for molybdenum on the same date was approximately $11.83/lb.  The pit design price and the financial analysis price assumptions are both conservative relative to the 3 year backward average.

The reserve at Mt. Hope is based on a block model that utilized the statistical process of Ordinary Linear Kriging constrained by appropriate rock type and grade boundaries.  Base metal models that utilize these common techniques generally account for mining dilution and recovery so that additional factors are not required to be applied to the block model.

The metallurgical recovery applied to the determination of reserves was 90% in the flotation mill and 99.2% in the molybdenum roaster.  More detailed process testing and design work later in the feasibility study resulted in a revised average flotation recovery estimate of 85.8%.  This recovery difference is not material because the final open pit design is a practical plan with access roads and mine equipment working room.  The final design is consequently a conservative representation of the mathematical economic pit that was guided by the initial estimates.

Capital Cost Estimates

The BFS included an estimate of the initial capital for the Mt. Hope Project (including the roaster) which was updated in 2008 and re-reviewed in 2009.  Our current estimate of the initial capital is $1,039 million.  In addition to the $1,039 million in initial capital required, approximately $65 million in cash financial assurance requirements, $26 million in Advance Royalty Payments, $24 million in pre-payments for electrical transmission and energy and insurance are expected to result in a total of $1,154 million.  Ongoing replacement and sustaining mine equipment and process plant capital over the expected 44-year operating life plus the three-year reclamation period is currently estimated to be approximately $642 million.  These amounts do not include financing costs or amounts necessary to fund operating working capital.  These cost estimates are based on 2009 constant dollars and will be subject to cost inflation or deflation.  We expect that these cost estimates will continue to evolve over time based on changes in the industry-wide cost structure as well as changes in our operating strategies and initiatives for the project.  The Mt. Hope project’s anticipated capital requirements are broken down in the following table.

Estimated Capital Costs	$ Millions
Mining Equipment	$134
Milling Equipment	$175
Construction	$347
Owners Costs, Pre-Stripping	$170
Taxes, freight, spares	$68
EPCM	$59
Contingency	$86
Total Capital	$1,039
Financial Assurance and pre-paid items	$115
Total Capital Requirement	$1,154
Sustaining Capital (40+ years)	$642

During its review in 2009, the Company identified potential opportunities to reduce initial capital if the project were to be constructed then, primarily consisting of lower construction material costs, reductions to contingency on already committed equipment, and lower mining equipment costs.  However, given our expectation to construct the project in a healthier economic environment beginning in late 2010, we elected to maintain our current capital guidance, which includes $86 million of contingency.  The Company will strive to ultimately capture these identified potential cost saving opportunities along with continually evaluating other cost saving opportunities.

Pricing

The worldwide molybdenum price has fluctuated between $5.33 per pound in 2003 to over $40.00 per pound in 2005.  In 2009, molybdenum prices averaged $11.12 per pound.  Molybdenum prices fell substantially between October 2008 and April 2009 from approximately $33.50 per pound to $7.70 per pound.  The fall was primarily caused by a combination of tightening credit conditions on molybdenum trading companies, forcing them to liquidate inventories, and a severe steel production reaction to deteriorating economic conditions, causing steel producers to reduce purchases of raw materials, including molybdenum, in an effort to rapidly decrease production.  Following April, prices slowly rose to a 2009 high of over $18.00 per pound in August before retreating to $11.00 per pound in October and then rising to finish 2009 at approximately $12.00 per pound.  During early 2010, molybdenum prices have generally traded up, and averaged approximately $15.08 per pound through February 28, 2010.

Price fluctuations are primarily related to global steel markets.  While steel production outside of China slowly recovered after falling more than 50% from 2007 levels, Chinese production levels continued to set records throughout the year and were key to supporting moly prices throughout 2009.  Additionally, slowly improving market fundamentals for stainless steel and oil-related steel products provided additional support for molybdenum prices, primarily in the fourth quarter of 2009 and the first quarter of 2010.

In our feasibility study and for a portion of our financial evaluations, we use molybdenum prices prepared by an independent commodities research company, CPM Group.  Their research is a comprehensive look at both the supply and demand side of the molybdenum market.  Through their research, they forecast global growth rates for molybdenum for both supply and demand.  Despite current low molybdenum price levels, CPM Group continues to forecast substantially higher prices in the future.  In September 2009, CPM Group forecast that molybdenum prices would average $24.00 in 2012; $18.50 in 2013; $13.00 in 2014; $13.75 in 2015; $14.50 in 2016, $15.00 in 2017 and $16.50 thereafter.

Production

Production over the life of the project is estimated to be 1.1 billion pounds of saleable molybdenum.  Production over the first full five years is estimated to average approximately 40 million pounds of molybdenum.  Direct operating costs for the Mt. Hope project over the first full five years of operation are anticipated to average $5.29 per pound, using $80 per barrel oil equivalent energy costs, and CAS per pound over the first full five years of operation, including anticipated royalties and Nevada net proceeds tax calculated at $15 per pound molybdenum, are anticipated to average $6.38 per pound.  For each $10 change in per barrel oil costs, Mt. Hope’s anticipated direct operating cost change approximately $0.10 per pound.  Life of mine CAS are estimated to be approximately $8.24 per pound of molybdenum at $80 per barrel oil, inclusive of anticipated royalty payments and Nevada net proceeds tax calculated at $15 per pound molybdenum.

Reconciliation between CAS, an accounting principles generally accepted in the United States of America (“GAAP”) measure, and Direct Operating Costs, a non-GAAP measure, is provided in the table below.

Description	First Five Years	Life of Mine
Direct Operating Costs	$5.29	$7.13
Royalty payments (1)	.71	.81
Nevada net proceeds tax (2)	.38	.30
Total	$6.38	$8.24

(1)          Royalty payments are a function of assumed molybdenum prices realized.

(2)          Nevada net proceeds taxes are a function of assumed profitability, which are a function of assumed molybdenum prices, among many other factors.

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

On January 30, 2007, we purchased Equatorial Mining North America, Inc. and its two subsidiaries, which owned a 12% net smelter returns (“NSR”) royalty on the Liberty Property, from Equatorial Mining Pty.  Limited, which effectively eliminated all third party royalties on the property.  The consideration paid for the Equatorial acquisition was $4.8 million with an additional deferred payment of $6 million due upon commencement of commercial operation of the property.  In connection with the transaction, we acquired $1.2 million in cash accounts and assumed certain environmental liabilities on the reclaimed site.  Additionally in 2007, we purchased all outstanding mineral claims associated with this property that were not previously owned by us thus giving the Company 100% control over all mineral rights within the boundary of the property.  Additionally, we hold claims on BLM property adjacent to the patented grounds.

Since purchasing the Liberty Property, we have completed two drilling programs that, together with historical drilling, identified mineralization totaling 433 million tons averaging 0.071% molybdenum and 0.07% copper.

We completed a pre-feasibility study on the Liberty Property in April 2008 that detailed initial capital and operating costs, anticipated mining and milling rates and permitting requirements.  The Liberty Property is a follow-on project to the Mt. Hope Project that we intend to actively pursue following a project financing of the Mt. Hope Project, and dependent on market conditions.

History

In 1955, Anaconda leased and optioned the Liberty molybdenum prospect and mine in order to evaluate extensive molybdenum and copper occurrences.  From 1956 through 1966, Anaconda explored or delineated molybdenum mineralization over an approximate one mile square area.  Drilling indicated extensive mineralization from the surface to a depth of approximately 2,000 feet.  Drilling delineated approximately 200 million tons of mineralization grading 0.091 percent molybdenum which was included in a long term mining plan.  Mine construction began in 1979 with production from the Hall Mine starting in 1981.  Anaconda ceased operations in 1985 due to low metal prices.  Between 1982 and 1991, Anaconda and successor operator Cyprus Minerals mined a total of 50 million tons of ore grading 0.11 percent molybdenum.  No further molybdenum mining took place after 1991, leaving an estimated 150 million tons of un-mined ore at a grade of 0.09 percent molybdenum.

A 100 million ton copper zone independent of the molybdenum was the subject of a copper leach operation by Equatorial between 1995 and 2002.  Approximately 10 million tons were mined before operations ceased in 2002.  The copper zone is not currently being evaluated.

The molybdenum mine open pit remains easily accessible for mining.  Various facilities and improvements continue to exist on the property that may be of future use for molybdenum operations including a power supply, water rights, water and well system, office and truck and vehicle shops, thickening tanks, water and fuel tanks, roads and other structures.  All of the mobile equipment was removed from the property.  Much of the plant area was reclaimed after the 2002 closure with most of the crushing, conveying, grinding, concentrator equipment and other milling equipment being removed from the property.

Our combined purchases of the assets and mineral rights at the Liberty Property included all of the lands required for future operations and all of the mineral rights without reservations or royalties.  The initial years for a new molybdenum operation and mine on this property will be entirely on fee lands owned by us.  As a result, permitting will be through state agencies, including the Nevada Department of Environmental Quality (“NDEP”).  There are minor BLM landholdings in the footprint of planned waste stockpiles and at some future time we will purchase these lands, exchange them for other lands of BLM interest, or perform Federal National Environmental Policy Act (“NEPA”) evaluations to permit use of these lands.

Based on this and because we will be seeking to permit what has been a previous mining operation, we expect to have an expedited permitting schedule as compared to other greenfield start-up projects, such as Mt. Hope.

Geology

The ore body at the Liberty Property is geometrically displayed as a cylinder, roughly coincident with and draped across, the igneous contact of a Cretaceous quartz porphyry stock and the metamorphosed volcanic host rock.  The cylinder plunges -35(o) to the southeast.  Molybdenite occurs as selvages on stockwork quartz veins and on bedding planes and tensional shears in the country rock with the majority of the molybdenum resource located in the intrusive.  Current estimated contained resource is 433 million tons of 0.071% molybdenum.

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

Other Properties

We currently own several other, small, non-core, properties located in the western United States.  These properties include additional molybdenum deposits as well as copper, silver and gold deposits.  Although, we may conduct mineral exploration and evaluation on these properties in the future for determining economic viability for further development or sale we have no active work ongoing at this time.

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

Our mineral property holdings in Shoshone County, Idaho include lands contained in mining districts that have been designated as “Superfund” sites pursuant to CERCLA.  This “Superfund Site” was established to investigate and remediate primarily the Bunker Hill properties of Smelterville, Idaho, a small portion of Shoshone County where a large smelter was located.  However, because of the extent of environmental impact caused by the historical mining in the mining districts, the Superfund Site covers the majority of Shoshone County including our Chicago-London and Little Pine Creek properties (which are distant from the original smelter location) as well as many small towns located in Northern Idaho.  We have conducted a property environmental investigation of these properties which revealed no evidence of material adverse environmental effects at either property.  We are unaware of any pending action or proceeding relating to any regulatory matters that would affect our financial position due to these inactive mining claims in Shoshone County.

Applicable Mining Laws

Mining in the State of Nevada is subject to federal, state and local law.  Three types of laws are of particular importance to the Mt. Hope Project: those affecting land ownership and mining rights; those regulating mining operations; and those dealing with the environment.

The Mt. Hope Project is situated on lands owned by the United States (“Federal Lands”).  The LLC, as the owner or holder of the unpatented mining claims, has the right to conduct mining operations on the lands subject to the required operating permits and approvals, compliance with the terms and conditions of the Mt. Hope Lease, and compliance with applicable federal, state, and local laws, regulations and ordinances.  On Federal Lands, mining rights are governed by the General Mining Law of 1872, as amended, 30 U.S.C. UU 21-161 (various sections), which allows for the location of mining claims on certain Federal Lands upon the discovery of a valuable mineral deposit and on proper compliance with claim location requirements.  Historically, the holder of an unpatented mining claim could, upon strict compliance with legal requirements, file a patent application to obtain a full fee title to the surface and mineral rights within the claim; however, continuing Congressional moratoriums have precluded new mining claim patent applications since 1993.

Aside from environmental regulations, the operation of mines is governed by both federal and state regulatory programs.  The predominant non-environmental Federal regulatory program affecting operation of the Mt. Hope Project is the mine safety regulations administered by Mine Safety and Health Administration.  Additional federal laws, such as those governing the purchase, transport, storage or usage of explosives, and those governing communications systems, labor and taxes also apply.  State non-environmental regulatory programs affecting operations include the permitting programs for drinking water systems, sewage and septic systems, water rights appropriations, Department of Transportation, and dam safety (engineering design and monitoring).

Environmental regulations require various permits or approvals before any mining operations on the Mt. Hope Project can begin.  Federal environmental regulations are administered primarily by the BLM.  The Environmental Protection Agency (“EPA”) has delegated authority for the Clean Water Act and Clean Air Act to the State of Nevada.  The NDEP, therefore, has primacy for these programs and is responsible for administering the associated permits for the Mt. Hope Project.  The Bureau of Mining Regulations and Reclamation (“BMRR”) within NDEP administers the WPC and Reclamation permits.  The Bureau of Air Pollution Control (“BAPC”) within NDEP administers the Air Quality Permit.  The NDEP also administers the permit program for onsite landfills.  The Nevada Division of Wildlife administers the artificial industrial pond permit program.  Local laws and ordinances may also apply to such activities as waste disposal, road use and noise levels.

Permitting

Permit Acquisition and Fundamental Environmental Permitting Considerations

We have initiated a plan to obtain the required principal environmental operating permits for the Mt. Hope Project in anticipation of a possible construction start upon receipt of the permits and completion of our financing for the project.  A staged permit acquisition program is in progress.  Baseline studies and data acquisition to support permitting were initiated in the fourth quarter of 2005.  Facility designs and operational plans have been refined as data was collected and reviewed to minimize environmental impacts and facilitate the permitting process.  The planned mining and processing operations are consistent with numerous other permitted projects in Nevada, in terms of methods, facility design, equipment, and related engineering plans.

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

Environmental Inventories

There are certain environmental evaluations that routinely must be completed in order to provide the information against which project impacts are measured.  Both the BLM and the NDEP have requirements to profile existing conditions and to evaluate what effects will result from implementing the Mt. Hope Project.

Background information on geology, air quality, soils, biology, water resources, wildlife, vegetation, noise, visual resources, social and economic conditions, and cultural resources have been assembled and have been submitted to the appropriate regulatory agencies.

Mt. Hope Permitting Requirements

The Mt. Hope Project will require both Federal and State permits before it can commence construction and operations.  Major permits required for the Mt. Hope Project include the ROD, a BLM issued permit, water appropriation permits from the Nevada Division of Water Resources, the WPC permit and reclamation permit from the NDEP—BMRR, and an air quality permit from the NDEP— BAPC.  Applications for other time-critical State permits have been submitted for agency review and approval at the time of this filing.  The LLC continues to develop and evolve the information supporting these permits based on agency review and feedback.  We believe these other major operating permits will be received on or prior to the effective date of the ROD.

Although we currently are targeting the effectiveness of the ROD and the receipt of all major operating permits to occur late in the fourth quarter of 2010 or early in the first quarter of 2011, circumstances beyond our control, including reviewing agency delays or requests for additional information or studies, and appeals of the BLM decision, could cause the effectiveness of the ROD to be delayed.  The occurrence of any or a combination of these adverse circumstances may increase the estimated costs of development, require us to obtain additional interim financing, and / or delay our ability to consummate project financing or other significant financing.  A delay in the ROD or the receipt of major operating permits also affects the satisfaction of the ROD Contribution Conditions.

Plan of Operations Approval—Bureau of Land Management

The BLM is preparing an EIS analyzing the environmental impacts of the Mt. Hope Project and alternatives in accordance with the NEPA.  Upon completion and approval of the EIS, the BLM will issue the ROD for the Mt. Hope Project.  The ROD will be effective on the date the BLM has recorded its decision to approve the EIS and POO for the Mt. Hope Project.  We currently expect to receive the ROD late in the fourth quarter of 2010 or early in the first quarter of 2011.  In September 2006, the BLM determined that the POO met the regulatory requirements with respect to completeness and comprehensiveness.  Since that time, baseline technical reports have been submitted and approved by the BLM and POO updates have been submitted to accommodate additional detail based on progression of project design.  Two hydrology baseline reports remain to be approved by BLM prior to finalization of the Draft EIS.  The LLC anticipates receiving BLM approval for these two hydrology reports in the first quarter of 2010.  We revised the Air Dispersion modeling report to include modeling of PM 2.5 (particulate matter less than 2.5 microns in diameter) based on a recent court decision for Barrick Gold, and re-submitted the report in January 2010.  We anticipate this report will be accepted in the first quarter of 2010.  All other technical reports that form the basis of the EIS have been submitted to the BLM and approved at the time of this filing.  Final approval by the BLM of the outstanding technical reports will allow the completion of a draft EIS, which will then be open to public review and comment.  Public comment will then be considered and, if warranted by the BLM, will be incorporated into the draft for publication of a Final EIS.

Potential environmental issues associated with the proposed operations have been identified and mitigation measures have been developed to minimize potential impacts.  These actions are anticipated to support permitting efforts and to reduce potential environmental liability.

Issues of concern are primarily related to geochemistry and the associated potential for acid generation from waste rock, the water quality in the post-mining pit lake, and the potential mobilization of constituents in the tailings.  Other significant potential impacts include effects of groundwater pumping on existing water rights and/or surface water flows, air emissions, reduction of wildlife habitat, including a federally listed sensitive species, and the socioeconomic impact to the community of Eureka.  Extensive laboratory testing has been conducted to fully evaluate the geochemistry of all material types that will be mined.  The waste rock disposal facilities and tailing impoundment designs incorporate components to minimize potential impacts, consistent with accepted and demonstrated industry practices.  State of the art hydrological and geochemical computer modeling predicts that the post-mining pit lake water quality will not pose a threat to wildlife and will therefore not require treatment. Air emissions will be reduced by using state-of-the-art control technology and leading industry practices.  A detailed reclamation plan has been developed to re-establish post-mining land uses, including wildlife habitat.  Other resource-specific mitigation plans have been developed, including those for wild horses and burros, cultural resources, the Pony Express Trail, sage grouse habitat, water resources, bats, and fugitive dust.  The LLC is working with Eureka County to identify opportunities to mitigate socioeconomic impacts.

Environmental regulations related to reclamation require that the cost for a third party contractor to perform reclamation activities on the mine site be estimated.  This reclamation cost estimate, once approved by BLM and the NDEP will become the basis for the required financial assurance amount.  The LLC will be required to post a financial instrument upon receiving the ROD to provide a guarantee that this amount will be available to BLM and NDEP for use in conducting reclamation should we become insolvent or default on our reclamation obligations.  Although the Reclamation Permit is administered by the NDEP-BMRR, BLM review is required and the reclamation cost estimate must be approved in conjunction with approval of the POO.  To accommodate this process, the reclamation permit application and reclamation cost estimate is included as part of the POO submittal.

Although the POO describes anticipated activities at the mine for the entire mine life, the LLC intends to phase the reclamation disturbance activities to reduce financial assurance maintenance costs.  The phased reclamation cost estimate will address the anticipated activities for a three-year period from the point of POO approval.  The financial assurance estimate must then be recalculated every three years to include the current activities and those activities anticipated to be completed during the subsequent three-year period.  It is estimated, based on project assumptions that the project reclamation financial assurance requirements during the first three-year period will be approximately $65 million.  The estimated cost of reclamation will increase with every three-year update in conjunction with the growth of the waste rock pile and the tailing impoundments.  It is estimated that financial assurance requirements could reach $125 million at the anticipated end of the project (year 44).

Water Appropriation Permits—Nevada Division of Water Resources

The Mt. Hope Project is primarily centered between two water basins: the Kobeh Valley Basin and the Diamond Valley Basin.  Operation of the Mt. Hope Project is expected to require 7,000 gpm of fresh water that will be sourced from wells located in Kobeh Valley, west of the Mt. Hope Project.  The Company has purchased from existing water rights holders essentially all available water rights in the Kobeh Valley Basin, totaling more than 16,000 acre feet annually.  The Company believes it has sufficient water rights for its planned mining and milling operations.

On March 26, 2009, the Nevada State Engineer approved the Company’s previously filed water applications that requested mining and milling use of 11,300 acre feet annually of water to be drawn from a well field near the Mt. Hope project in Kobeh Valley.  This ruling, combined with actual pump tests conducted in late 2008 that confirmed well pumping rates in Kobeh Valley, is anticipated to meet the Mt. Hope project’s life-of-mine water requirements of approximately 7,000 gpm.

Subsequent to that ruling and the Company’s announcement thereof, two appeals were filed with the Seventh Judicial District Court of the State of Nevada to challenge the State Engineer’s decision.  A successful appeal could have a material negative impact on the Mt. Hope project.  In September 2009, the appellants filed their opening briefs.  We have submitted our Answering Brief, the appellants have submitted their final briefs, and the District Judge has heard Oral Arguments.  We anticipate that the appeal will be ruled upon by the District Judge in the first quarter of 2010.  The appellants maintain the right to advance the appeal to the State of Nevada Supreme Court.

Although the water application approvals are under appeal, the State Engineer issued the Company all water permits on July 21, 2009, providing the legal and regulatory authority to the use of the 11,300 acre feet annually of water for our mining operations.

Water Pollution Control Permit—Nevada Division of Environmental Protection—Bureau of Mining Regulation and Reclamation

The BMRR administers the programs for the Water Pollution Control (“WPC”) Permit and the Reclamation Permit, both of which are required for the Mt. Hope Project.  The WPC Permit program specifies design criteria for containment of process fluids and mandates development of monitoring, operational and closure plans.  We believe that the standards for facility design are well-defined and we do not anticipate that the WPC permitting process will be delayed by technical issues.  In addition, the permit review process is well-defined, including timelines, and is codified in regulation.  The permit application was originally submitted in the third quarter of 2008.  We anticipate receiving the WPC Permit in the second half of 2010.

Air Quality Permit—Nevada Division of Environmental Protection—Bureau of Air Quality

Prior to the commencement of construction activities and in conjunction with facility operations, an air quality permit will be necessary.  The Nevada Bureau of Air Quality (“BAQ”) regulations categorize permit types as Class 1 or Class 2, based on the estimated emissions amounts.  The Mt. Hope Project is subject to a Class 2 permit (smaller emissions) based on preliminary emissions estimates.  The permit application included an emissions inventory and dispersion modeling to demonstrate that emissions from the project will not exceed established air quality standards.  Emissions are primarily associated with the crush/grind circuit (particulate matter) and the roaster (sulfur oxides).  Roaster emissions will be controlled with a 99.7% estimated removal efficiency for sulfur oxides. The permit application was originally submitted in the third quarter of 2008.  We anticipate receiving the permit in the second half of 2010.

Liberty Property Permitting Requirements

We anticipate that the permitting schedule for the Liberty Property will be shorter than for the Mt. Hope Project, due to a relatively shorter permitting process under Nevada State regulations as opposed to the Federal NEPA process.  We control over 14,000 acres, including 5,054 acres of fee land, 946 acres of patented lode claims, 63 acres of patented mill site claims and 7,984 acres of unpatented lode claims.  Our ownership of the assets and mineral rights at the Liberty Property include most of the lands required for future operations and all of the mineral rights without reservations or royalties.  The initial years for a new molybdenum operation and mine on this property will be entirely on fee lands owned by us.  As a result, permitting will be through state agencies, including the NDEP.  There are minor BLM landholdings in the footprint of planned waste stockpiles and at some future time we will purchase these lands, exchange them for other lands of BLM interest, or perform NEPA evaluations to permit use of these lands.  Other permits including the water pollution and control, reclamation and air quality as described in previous sections would be required for the Liberty Property site and the level of analysis and time required is anticipated to be consistent with those described for Mt. Hope Project.

In addition to land ownership, two other factors distinguish this property from Mt. Hope with respect to environmental permitting.  First, water consumption is not as significant an issue at Liberty.  Unlike Mt. Hope, the areas surrounding Liberty are not extensively irrigated.  In addition, we own significant water rights at the Liberty site and have water wells in place.  Second, the area has been mined previously which has resulted in significant surface disturbance.  By conducting exploration drilling on pre-existing disturbance to the extent possible, the amount of disturbance created by exploration drilling is greatly reduced, and permitting requirements to support exploration are reduced.  Furthermore, there is extensive environmental information developed to support permitting of the previous mine operation.  We anticipate that this information can be used to streamline the permitting process for us by reducing the amount of baseline studies and other technical information that must be developed.

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

NEPA requires an assessment of the environmental impacts of “major” federal actions.  The “federal action” requirement can be satisfied if the project involves federal land or if the federal government provides financing or permitting approvals.  NEPA does not establish any substantive standards; it merely requires the analysis of any potential impact.  The scope of the assessment process depends on the size of the project.  An EA may be adequate for smaller projects.  An EIS, which is much more detailed and broader in scope than an EA, is required for larger projects.  NEPA compliance requirements for any of our proposed projects could result in additional costs or delays.

The Endangered Species Act (“ESA”) is administered by the U.S. Department of Interior’s U.S. Fish and Wildlife Service (“USFWS”).  The purpose of the ESA is to conserve and recover listed endangered and threatened species and their habitat.  Under the ESA, “endangered” means that a species is in danger of extinction throughout all or a significant portion of its range.  “Threatened” means that a species is likely to become endangered within the foreseeable future.  Under the ESA, it is unlawful to “take” a listed species, which can include harassing or harming members of such species or significantly modifying their habitat.  We conduct wildlife and plant inventories as required as part of the EA prior to initiating exploration projects.  We currently are unaware of any endangered species issues at any of our projects.  A threatened species occurs in limited segments of two creeks approximately 10 miles to the north of the proposed well field for the Mt. Hope Project.  Although hydrologic modeling predicts no impacts to these stream segments, consultation with the USFWS will be required.  Future identification of endangered species or habitat in our project areas may delay or adversely affect our operations.

We are committed to fulfilling our requirements under applicable environmental laws and regulations.  These laws and regulations are continually changing and, as a general matter, are becoming more restrictive.  Our policy is to conduct our business in a manner that strives to safeguard public health and mitigates the environmental effects of our business activities.  To comply with these laws and regulations, we have made, and in the future may be required to make, capital and operating expenditures.

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

Our investors may lose their entire investment in our securities

An investment in our securities is speculative and the price of our securities has been and will continue to be volatile.  Only investors who are experienced in high risk investments and who can afford to lose their entire investment should consider an investment in our securities.

The disruptions of 2008 and 2009 in the overall economy and financial markets have and may continue to adversely impact our business

Many industries, including mining companies, have been affected by current economic factors, including the significant deterioration of global economic conditions and declines in the availability of financing through credit and capital markets.  The disruptions in the overall economy and volatility in the financial markets over the last two years have greatly reduced, and may continue to reduce, the demand for steel and other products utilizing molybdenum.  Such disruptions have caused and may continue to cause steel producers to reduce purchases of raw materials and molybdenum trading companies to liquidate inventories, depressing molybdenum prices, which fell substantially from approximately $33.50 per pound in October 2008 to less than $8.00 per pound in April 2009, although prices in 2010 through February 28, 2010 averaged $15.08 per pound.  These disruptions, as well as economic disruptions in the banking industry and the capital markets, including the restructuring of various commercial and investment banking organizations, have made it more difficult and could continue to adversely affect our ability to access the credit markets for capital needed to develop the Mt. Hope Project and satisfy our contribution obligations under the LLC Agreement.  The price of molybdenum may fall from current levels, and financial and credit markets may not improve to permit us to obtain financing for the Mt. Hope Project on our current schedule, or at all.  Government responses to the disruptions in the financial markets may not succeed in restoring consumer confidence, stabilizing the markets, or increasing liquidity and the availability of credit.

Our profitability depends largely on the success of the Mt. Hope Project, the failure of which would have a material adverse effect on our financial condition

We are focused primarily on the development of the Mt. Hope Project.  Accordingly, our profitability depends largely upon the successful development and operation of this project.  We are currently incurring losses and we expect to continue to incur losses until sometime after molybdenum production begins at the Mt. Hope Project.  The LLC may never achieve production at the Mt. Hope Project and may never be profitable even if production is achieved.  The failure to successfully develop the Mt. Hope Project would have a material adverse effect on our financial condition, results of operations and cash flows.  Even if the LLC is successful in achieving production, an interruption in operations at the Mt. Hope Project that prevents the LLC from extracting ore from the Mt. Hope Project for any reason would have a material adverse impact on our business.

We require and may not be able to obtain substantial additional financing in order to fund the operations of the Company and the LLC and if we are successful in raising additional capital, it may have dilutive and other adverse effects on our shareholders

We will require substantial additional capital to contribute the required capital to the LLC to develop the Mt. Hope Project and to construct the mining and processing facilities at any site chosen for mining.  As set forth in the BFS and subsequently updated documents, following the completion of permitting and engineering at the Mt. Hope Project, the current initial capital cost estimates for the development of the Mt. Hope Project are $1,039 million, including contingencies, but excluding working capital, reclamation financial assurance requirements, Advance Royalty Payments, inflation, interest and other financing costs.  These estimates are likely to change as detailed engineering continues.  We have limited financial resources, do not generate operating revenue, and must contribute to the financing of the Mt. Hope Project development costs by other means.  We or the LLC may not be able to obtain the necessary financing for the Mt. Hope Project on favorable terms or at all.  Additionally, if the actual costs to complete the development of the Mt. Hope Project are significantly higher than we expect, we may not have enough funds to cover these costs and we may not be able to obtain other sources of financing.  The failure to obtain all necessary financing would prevent the LLC from achieving production at the Mt. Hope Project and impede our ability to become profitable.

We continue to review the technical merits of the Liberty Property which will also require significant additional capital to permit and/or commence mining activities at this property.  We may not be able to obtain the financing necessary to develop the Liberty Property should we decide to do so.

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

We may not be successful in renegotiating or delaying equipment progress payments necessary for us to conserve existing cash until additional financing can be obtained

As a continuing part of the development of the Mt. Hope Project, the LLC has placed orders for mining and milling equipment that must be built to specifications and require a long lead time for engineering and manufacturing.  Some of the LLC’s contractual commitments for long lead items require progress payments during the engineering and construction of the equipment and have cancellation penalties.  Our existing cash reserves are not sufficient to permit the LLC to meet all of its existing contractual commitments under these equipment contracts without either additional financing or restructuring or delaying progress payment requirements under these contractual commitments.  We are actively pursuing interim financing pending the effectiveness of the ROD and the receipt of additional capital contributions from POS-Minerals to the LLC or a project financing to permit the LLC to meet its existing contractual commitments, while at the same time negotiating with suppliers to restructure or delay progress and other payment requirements under purchase contracts, to the extent possible, in a manner that will permit the LLC to continue development of the Mt. Hope project consistent with our revised timetable.  Although the LLC has successfully renegotiated or extended the payments terms of certain of its existing equipment contracts in the past, there is no guarantee that it will be able to successfully renegotiate or extend a sufficient number of equipment contracts to continue to be able to develop the Mt. Hope Project in the event we need to further revise our timetable, or that suppliers that could refuse to renegotiate or extend payment terms will not make claims under the terms of existing equipment contracts.

Our inability to satisfy certain conditions under the LLC Agreement required to be satisfied by December 31, 2009 will allow our LLC partner, POS-Minerals, to reduce or forego scheduled contribution payments to the LLC

The ROD Contribution Conditions under the LLC Agreement were not satisfied by December 31, 2009.  Our LLC Agreement with POS-Minerals provides POS-Minerals the right to elect to either (1) not make the required ROD Contribution Installment due on the ROD Contribution Date and to reduce its equity ownership stake in the LLC to 13.0% or (2) reduce the amount of its ROD Contribution Installment due on the ROD Contribution Date to $56.0 million with no reduction in its ownership.  In addition, if commercial production at the Mt. Hope Project is delayed beyond December 31, 2011 for reasons other than a force majeure event, the LLC Agreement with POS-Minerals requires the LLC to make a distribution to POS-Minerals of up to $36.0 million, depending on its Ownership Election, on or prior to January 27, 2012 as a penalty (“Penalty”) for the delay in commencement of production, with no corresponding reduction in POS-Minerals’ ownership interest in the LLC.

The LLC may not be able to satisfy the ROD Contribution Conditions at all.  The satisfaction of the ROD Contribution Conditions are subject to a number of factors that are beyond our control, including the issuance of the ROD by the BLM and the ability of third parties to initiate administrative or judicial appeals after the issuance of the ROD.  In addition, the Mt. Hope Project will not achieve commercial production by December 31, 2011, based on our current plan and expected timetable, or may not achieve commercial production at all.  As a result, we expect that we will be required to pay the Penalty.

If POS-Minerals elects to reduce its capital contributions to the LLC and we are required to make the Penalty payment as expected to POS-Minerals, we may not be able to provide sufficient funding to the LLC to develop the Mt. Hope Project, which could have a material adverse effect on our financial condition, results of operations and cash flows.  In addition, in such cases we may be required to seek additional capital which may not be available to us on commercially reasonable terms, if at all.  Any such additional financing could dilute or otherwise adversely impact the rights of our existing shareholders.

The LLC Agreement gives POS-Minerals the right to approve certain major decisions regarding the Mt. Hope Project

The LLC Agreement requires unanimous approval of the members for certain major decisions regarding the Mt. Hope Project.  This effectively provides either member with a veto right over the specified decisions.  These decisions include:

•                  Approval of the operations to be conducted and objectives to be accomplished by the Mt. Hope Project (“Program and Budget”);

•                  Approval of the budget for costs to be incurred by the LLC and the schedule of cash capital contributions to be made to the LLC (“Budget”);

•                  Approval of cost overruns in excess of 15% of an approved Program and Budget;

•                  Approval of an expansion or contraction of the average tpd planned of 20% or more from the relevant tpd throughput schedule in the BFS;

•                  Approval of the LLC’s acquisition or disposition of significant real property, water rights or real estate assets;

•                  Approval of the incurrence of indebtedness by the LLC that requires (1) an asset of the LLC to be pledged as security, (2) the pledge of a membership interest in the LLC or (3) a guaranty by either the Company or POS-Minerals, other than in each instance a purchase money security interest or other security interest in the LLC to finance the acquisition or lease of equipment; and

•                  Approval of the issuance by the LLC of an ownership interest to any person other than the Company or POS-Minerals.

The requirement that certain decisions be approved by POS-Minerals may make it more difficult for our stockholders to benefit from certain decisions or transactions that we would otherwise cause the LLC to make if they are opposed by POS-Minerals.

POS-Minerals’ failure to make contributions to the LLC pursuant to the LLC Agreement could have a material adverse impact on our ability to develop the Mt. Hope Project

Additional amounts will be due from POS-Minerals within 15 days after the ROD Contribution Date.  As a result of the ROD Contribution Date not occurring on or before December 31, 2009, the LLC Agreement allows POS-Minerals to elect (“Ownership Election”) to either retain its 20% share by contributing an additional $56.0 million plus its 20% share of all Project costs incurred from the Closing Date to the ROD Contribution Date or reduce its ownership interest to 13% and fund its remaining 13% share of all Project costs incurred from the Closing Date to the ROD Contribution Date.  While the original LLC Agreement required the Ownership Election to be made prior to January 31, 2010, the Company and POS-Minerals have mutually agreed to extend the time required for the Ownership Election by 90 days to May 1, 2010.

If POS-Minerals for any reason does not fund its proportionate share of Project costs or make its required ROD Contribution Installment, if applicable, we may not be able to provide sufficient funding to the LLC to develop the Mt. Hope Project, which could have a material adverse effect on our financial condition, results of operations and cash flows.  In addition, in such case we may be required to seek additional capital that may not be available to us on commercially reasonable terms, if at all.  Any such additional financing could dilute or otherwise adversely impact the rights of our existing shareholders.

Fluctuations in the market price of molybdenum and other metals could adversely affect the value of our company and our securities

The profitability of our mining operations will be influenced by the market price of the metals we mine.  The market prices of specialty, base and precious metals such as molybdenum, copper, gold and silver fluctuate widely and are affected by numerous factors beyond the control of any mining company.  These factors include fluctuations with respect to the rate of inflation, the exchange rates of the U.S. dollar and other currencies, interest rates, global or regional political and economic conditions and banking crises, global and regional demand, production costs in major molybdenum producing areas and a number of other factors.  Sustained periods of low molybdenum prices would adversely impact our revenues, profits and cash flows.  In particular, a sustained low molybdenum price could:

•                  cause a continued delay and suspension of our development activities and, ultimately, mining operations at our Mt. Hope Project, if such operations become uneconomic at the then-prevailing molybdenum price;

•                  prevent us from fulfilling our obligations under our agreements or under our permits and licenses which could cause us to lose our interests in, or be forced to sell our properties; and

•                  have a continued negative impact on the availability of financing to us.

Furthermore, the need to reassess the feasibility of any of our projects if molybdenum prices were to significantly decline could cause substantial delays.  Mineral reserve calculations and life-of-mine plans using lower molybdenum prices could result in reduced estimates of mineral reserves and in material write-downs of our investment in mining properties and increased amortization, reclamation and closure charges.

The volatility in metals prices is illustrated by the quarterly average price range from January 2002 through February 2010 for molybdenum: (lb) $2.73 - $35.37.  Average molybdenum prices are quoted in Platt’s Metals Week.  After a period of high sustained molybdenum prices in 2004 through September 2008, where the price of molybdenum averaged $27.34 per pound, the price of molybdenum fell to approximately $7.70 per pound in April 2009.  Although we estimate the Mt. Hope Project’s average cost of production over the first five years to be less than 40% of current molybdenum prices, a sustained period of lower molybdenum prices would have material negative impacts on the Company’s profitability.

Our profitability is subject to demand for molybdenum, and any decrease in that demand, or increase in the world’s supply, could adversely affect our results of operations

Molybdenum is used primarily in the steel industry.  The demand for molybdenum from the steel industry and other industries was extremely robust through the third quarter of 2008, with demand growth averaging nearly 7% annually.  The robustness of the expansion in demand for metals such as molybdenum was primarily fueled by growth in Asia and other developing countries.  In the fourth quarter of 2008, faced with a slowdown in global growth, steel companies substantially reduced their production levels with a corresponding reduction in the consumption of molybdenum which contributed to the decline in the price of molybdenum.  Current forecasts anticipate a substantial rebound in demand growth for molybdenum in 2010 from 2007 levels as global Gross Domestic Product (“GDP”) growth re-emerges.  However, sustained low molybdenum demand resulting from a prolonged global economic distress may cause prolonged periods of low molybdenum prices ultimately resulting in a continued suspension of our development or, in the future a suspension of our mining operations at our Mt. Hope Project.

A sustained significant increase in molybdenum supply could also adversely affect our results.  The CPM Group estimate that during the next five years a total of 168.4 million annual pounds of production could be added to the supply of molybdenum (including 40 million of supply from our Mt. Hope Project).  In the event demand for molybdenum does not increase to consume the potential additional production, the price for molybdenum may be adversely affected.

We are exposed to counter party risk, which may adversely affect our results of operations

The off-take agreements the Company has completed including contracts with ArcelorMittal, SeAH Besteel, and Sojitz, contain provisions allowing for the sale of molybdenum at certain floor prices, or higher, over the life of the five year agreements.  During the past 18 months there have been periods where the spot molybdenum prices fell below the floor prices in the contracts.  During these time periods all three contracts would have provided for the company to sell molybdenum at above-spot prices.  In the event that our contract parties choose not to honor their contractual obligations, our profitability may be adversely impacted.

We may not be able to obtain or renew licenses, rights and permits required to develop or operate our mines, or we may encounter environmental conditions or requirements that would adversely affect our business

In the ordinary course of business, mining companies are required to seek governmental permits for expansion of existing operations or for the commencement of new operations.  In addition to requiring permits for the development of our mines, we will need to obtain various mining and environmental permits during the life of each project.  Obtaining and renewing the necessary governmental permits is a complex and time-consuming process involving numerous jurisdictions and often involving public hearings and costly undertakings on our part.  The duration and success of our efforts to obtain or renew permits will be contingent upon many variables, some of which are not within our control, including the environmental conditions at the location of the Mt. Hope Project.  Obtaining or renewing environmental protection permits, including the approval of reclamation plans, may increase costs and cause delays depending on the nature of the activity to be permitted and the interpretation of applicable requirements implemented by the permitting authority.  The LLC will be required to obtain approval from the BLM for the Mt. Hope Project POO.  This approval can be obtained only after successful completion of the National Environmental Policy Act process of review and public scrutiny.  The LLC will also need to obtain various state and federal permits including water protection, air quality, water rights and reclamation permits before the LLC can mine and produce molybdenum products at our Mt. Hope Project.  All necessary permits may not be obtained and, if obtained, may not be renewed, or the costs involved in each case may exceed those that we previously estimated.  It is possible that the costs and delays associated with compliance with such standards and regulations could become such that we would not proceed with the development or operation of a mine or mines.

The development of the Mt. Hope Project may be delayed, which could result in increased costs or an inability to complete the development of the Mt. Hope Project

The LLC may experience delays in developing the Mt. Hope Project.  These could increase its development costs, affect its economic viability, or prevent us from completing its development.  The timing of development of the Mt. Hope Project depends on many factors, some of which are beyond our and the LLC’s control, including:

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

•                  completion of advanced engineering; and

•                  construction of the project.

In addition, factors such as sustained low prices of molybdenum and volatility in foreign exchange or interest rates, as well as international political unrest, could adversely affect our ability to obtain adequate financing to fund the development of the project on a timely basis.  Any delays caused by our inability to raise capital when needed may lead to the cancellation or extension of, or defaults under, agreements with equipment manufacturers or a need to sell equipment already purchased, any of which may adversely impact the Mt. Hope project timeline.  Additionally, delays to the Mt. Hope Project schedule have consequences with regard to our LLC agreement with POS-Minerals, including potential claims by POS-Minerals, which may serve to increase our capital obligations and further enhance this risk factor.

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

Any material inaccuracies in our production estimates could adversely affect our results of operations

We have prepared estimates of future molybdenum production.  We or the LLC may never achieve these production estimates or any production at all.  Our production estimates depend on, among other things:

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

Our operations make us susceptible to environmental liabilities that could have a material adverse effect on us

Mining is subject to potential risks and liabilities associated with the potential pollution of the environment and the necessary disposal of mining waste products occurring as a result of mineral exploration and production.  Insurance against environmental risk (including potential liability for pollution or other hazards as a result of the disposal of waste products occurring from exploration and production) is not generally available to us or the LLC (or to other companies in the minerals industry) at a reasonable price.  To the extent that we become subject to environmental liabilities, the satisfaction of any such liabilities would reduce funds otherwise available to us and could have a material adverse effect on us.  Laws and regulations intended to ensure the protection of the environment are constantly changing, and are generally becoming more restrictive.

Legal title to the properties in which we have an interest may be challenged, which could result in the loss of our rights in those properties

The ownership and validity, or title, of unpatented mining claims are often uncertain and may be contested.  A successful claim contesting our title or interest to a property or, in the case of the Mt. Hope Project, the land-owner’s title or interest to such property could cause us and/or the LLC to lose the rights to mine that property.  In addition, the success of such a claimant could result in our not being compensated for our prior expenditures relating to the property.

Climate change and climate change legislation or regulations may adversely impact General Moly’s planned future operations

Energy is anticipated to be a significant input in General Moly’s operations.  A number of governmental bodies have introduced or are contemplating legislative and regulatory change in response to the possible impacts of climate change including pending U.S. legislation that if enacted, may limit and reduce greenhouse gas emissions through a “cap and trade” system of allowances and credits, among other provisions. In addition, the Environmental Protection Agency has for the first time required large emitters of greenhouse gases to collect and report data with respect to their greenhouse gas emissions. Such legislation and regulation, if enacted, could negatively impact future profitability at General Moly’s assets. These regulatory mechanisms may be either voluntary or legislated and may impact General Moly’s planned future operations directly or indirectly through customers or our supply chain. Assessments of the possible impact of future climate change legislation, regulation and international treaties and accords are uncertain. The company may realize increased capital expenditures resulting from required compliance with revised or new legislation or regulations, costs to purchase or profits from sales of, allowances or credits under a “cap and trade” system, increased insurance premiums and deductibles as new actuarial tables are developed to reshape coverage, a change in competitive position relative to industry peers and changes to profit or loss arising from increased or decreased demand for goods produced by the company and indirectly, from changes in costs of goods sold.

The possible physical impacts of climate change on the company’s planned future operations are highly uncertain. These may include changes in rainfall patterns, shortages of water or other natural resources, changing sea levels, changing storm patterns and intensities, and changing temperature levels. These effects may adversely impact the cost, production and financial performance of General Moly’s planned future operations.

Mineral exploration and mining activities require compliance with a broad range of laws and regulations, and compliance with or violation of these laws and regulations may be costly

Mining operations and exploration activities are subject to national and local laws and regulations governing prospecting, development, mining, production, exports, taxes, labor standards, occupational health and safety, waste disposal, toxic substances, land use, environmental protection, reclamation obligations and mine safety.  In order to comply with applicable laws and regulations, we may be required to make capital and operating expenditures or to close an operation until a particular problem is remedied.  In addition, if our activities violate any such laws and regulations, we may be required to compensate those suffering loss or damage, and may be fined if convicted of an offense under such legislation.  We may also incur additional expenses and our projects may be delayed as a result of changes and amendments to such laws and regulations, including changes in local, state, and federal taxation.

Land reclamation requirements for exploration properties may be burdensome, may divert funds from our exploration programs and could have an adverse effect on our financial condition

Although variable, depending on location and the governing authority, land reclamation requirements are generally imposed on mineral exploration companies, as well as companies with mining operations, in order to minimize long term effects of land disturbance.  Reclamation may include requirements to control dispersion of potentially deleterious effluents and to reasonably re-establish pre-disturbance land forms and vegetation.  In order to carry out reclamation obligations imposed on us in connection with our mineral exploration, we and the LLC must allocate financial resources that might otherwise be spent on further exploration programs.  Such costs could also have an adverse affect on our financial condition.

Non-compliance with our Mt. Hope Lease could result in loss of the LLC’s rights to develop the Mt. Hope Project and may adversely affect our business

The LLC leases the Mt. Hope Project from MHMI under the Mt. Hope Lease.  Failure to comply with the terms of the Mt. Hope Lease (which principally require us to make prescribed payments on or before certain prescribed dates) could result in loss of the LLC’s rights to develop the Mt. Hope Project.  Any loss of rights under the Mt. Hope Lease would have a material adverse effect on us and our ability to generate revenues.

Our ability to operate our company effectively could be impaired if we lose key personnel or if we are not able to attract and retain the additional personnel we will need to develop any of our projects, including the Mt. Hope Project

We are a small company with a limited operating history and relatively few employees.  The development of any of our proposed projects, including the Mt. Hope Project, will place substantial demands on us.  We depend on the services of key executives and a small number of personnel, including our Chief Executive Officer, Chief Financial Officer, Vice President of Engineering and Construction, Vice President Business Development and Marketing, Mt. Hope General Manager, Controller and Treasurer, and Director of Environmental and Permitting.  We will be required to recruit additional personnel and to train, motivate and manage these new employees.  The number of persons skilled in the development and operation of mining properties is limited and significant competition exists for these individuals.  We may not be able to employ key personnel or to attract and retain qualified personnel in the future.  We do not maintain “key person” life insurance to cover our executive officers.  Due to the relatively small size of our company, the loss of any of our key employees or our failure to attract and retain key personnel may delay or otherwise adversely affect the development of the Mt. Hope Project, which would have a material adverse effect on our business.

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

Shortages of critical parts, equipment and skilled labor may adversely affect our development projects

The industry has been impacted at times by increased worldwide demand for critical resources such as input commodities, drilling equipment, tires and skilled labor.  Shortages may cause unanticipated cost increases and delays in delivery times, potentially impacting operating costs, capital expenditures and production schedules.

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

Legislation, including the Sarbanes-Oxley Act of 2002, may make it difficult for us to retain or attract officers and directors and increase the costs of doing business which could adversely affect our financial position and results of operations

We may be unable to attract and retain qualified officers, directors and members of board committees required to provide for our effective management as a result of the recent changes and currently proposed changes in the rules and regulations which govern publicly-held companies.  The Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of directors and executive officers.  We are a small company with a limited operating history and no revenues or profits, which may influence the decisions of potential candidates we may recruit as directors or officers.  The real and perceived increased personal risk associated with these requirements may deter qualified individuals from accepting these roles.  In addition, costs of compliance with such legislation could have a significant impact on our financial position and results of operations.

Any adverse results from evaluation of our internal controls under Section 404 of the Sarbanes-Oxley Act of 2002 could result in a loss of investor confidence in our financial reports and have an adverse effect on the price of our common stock

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required on an annual basis to furnish a report by management on our internal controls over financial reporting.  Our report contains, among other matters, an assessment by our senior management of the effectiveness of our internal control over financial reporting.  This assessment includes disclosure of any material weaknesses in our internal control over financial reporting identified by our management.  Beginning with the annual report for the year ended December 31, 2008, we include a statement that our auditors have issued an attestation report on our management’s assessment of such internal controls.  Public Company Accounting Oversight Board Auditing Standard No. 5 provides the professional standards and related performance guidance for auditors to attest to, and report on, our management’s assessment of the effectiveness of internal control over financial reporting under Section 404.

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

Our common stock has a limited public market, which may adversely affect the market price of our shares and make it difficult for our shareholders to sell their shares

Our shares are currently listed and traded on the NYSE Amex Exchange and the TSX.  We may not be able to meet the continued listing criteria for either such exchange or an active and liquid trading market may not be maintained for our common stock.  Such a failure may have a material adverse impact on the market price of our shares and a shareholder’s ability to dispose of our common stock in a timely manner or at all.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 3.       LEGAL PROCEEDINGS

The Mt. Hope Project is primarily centered between two water basins: the Kobeh Valley Basin and the Diamond Valley Basin.  Operation of the Mt. Hope Project is expected to require 7,000 gpm of fresh water that will be sourced from wells located in Kobeh Valley, west of the Mt. Hope Project.  The Company has purchased from existing water rights holders essentially all available water rights in the Kobeh Valley Basin, totaling more than 16,000 acre feet annually.  The Company believes it has sufficient water rights for its planned mining and milling operations.

On March 26, 2009, the Nevada State Engineer approved the Company’s previously filed water applications that requested mining and milling use of 11,300 acre feet annually of water to be drawn from a well field near the Mt. Hope project in Kobeh Valley.  This ruling, combined with actual pump tests conducted in late 2008 that confirmed well pumping rates in Kobeh Valley, is anticipated to meet the Mt. Hope project’s life-of-mine water requirements of approximately 7,000 gpm.

Subsequent to that ruling and the Company’s announcement thereof, two appeals were filed with the Seventh Judicial District Court of the State of Nevada to challenge the State Engineer’s decision.  A successful appeal could have a material negative impact on the Mt. Hope project.  In September 2009, the appellants filed their opening briefs.  We have submitted our Answering Brief, the appellants have submitted their final briefs and the District Judge has heard Oral Arguments.  We anticipate that the appeal will be ruled upon by the District Judge in the first quarter of 2010.  The appellants maintain the right to advance the appeal to the State of Nevada Supreme Court.

Although the water application approvals are under appeal, the State Engineer issued the Company all water permits on July 21, 2009, providing the legal and regulatory authority to the use of the 11,300 acre feet annually of water for our mining operations.

ITEM 4.       [RESERVED]

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On August 16, 2006 our common stock began trading on the American Stock Exchange (“AMEX”) (now the NYSE Amex) under the symbol “GMO”.  On February 14, 2008 our common stock began trading on the TSX, also under the symbol “GMO”.

The following table sets forth for our common stock closing price as reported on the NYSE Amex.

Year	Quarter	High	Low
2009	First Quarter	$1.42	$0.64
	Second Quarter	$2.98	$1.14
	Third Quarter	$3.55	$1.75
	Fourth Quarter	$3.18	$1.92
2008	First Quarter	$11.85	$7.80
	Second Quarter	$9.86	$7.80
	Third Quarter	$7.81	$4.28
	Fourth Quarter	$4.17	$0.76

Holders

As of March 1, 2010, there were approximately 710 holders of record of our common stock.

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

Stock Performance Graph

The performance graph covers the period from December 31, 2004 through December 31, 2009.  The graph compares the total return of our common stock (GMO) to the Dow Jones US Mining Index, the AMEX Russell 2000 Index and selected competitors in our industry, assuming an initial investment of $100 (in the case of Moly Mines assumes an investment of $100.00 on October 27, 2006, their first day of trading).

Company	31-Dec-04	31-Dec-05	31-Dec-06	31-Dec-07	31-Dec-08	31-Dec-09
General Moly (GMO)	$100.00	$153.33	$389.33	$1,556.00	$157.33	$277.33
Thompson Creek Metals (TCM)	100.00	127.27	1,794.55	3,087.27	890.91	2,241.82
Moly Mines (MOL)	—	—	90.43	286.09	23.48	70.43
Freeport McMoRan (FCX)	100.00	148.99	163.26	313.27	77.07	253.20
Augusta Resources (AZC)	100.00	325.71	614.29	1,254.29	131.43	691.43
iShares Dow Jones Basic Materials	100.00	125.17	121.79	160.26	77.46	125.11
iShares Russell 2000	100.00	104.46	123.54	120.95	78.45	99.48

ITEM 6.       SELECTED FINANCIAL DATA

	(in millions, except per share data)
For the Years Ended December 31,	2009	2008	2007	2006	2005
Exploration and evaluation expenses	$0.8	$5.7	$20.7	$6.1	$2.4
General and administrative expenses	9.7	10.4	18.3	7.1	2.1
Loss from operations	(10.5)	(16.1)	(39.0)	(13.2)	(4.5)
Other income	—	1.7	1.3	0.9	—
Net loss	(10.5)	(14.4)	(37.7)	(12.3)	(4.5)
Basic and diluted net loss per share	$(0.14)	$(0.21)	$(0.71)	$(0.33)	$(0.31)

At December 31,	2009	2008	2007	2006	2005
Total assets	$209.6	$220.9	$110.3	$27.1	$1.2
Contingently redeemable noncontrolling interest	99.8	100.0	—	—	—
Total stockholders’ equity	104.9	113.0	102.1	26.0	0.4

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations constitutes management’s review of the factors that affected our financial and operating performance for the years ended December 31, 2009, 2008 and 2007.  This discussion should be read in conjunction with the consolidated financial statements and notes thereto contained elsewhere in this report.

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

The development of the Mt. Hope Project has a Project Capital Estimate of $1,153.9 million including development costs of approximately $1,039.3 million (in 2008 dollars) and $114.6 million in cash financial assurance requirements and pre-payments.  These amounts do not include financing costs or amounts necessary to fund operating working capital.  Through the year ended December 31, 2009, we have spent approximately $138.1 million and have $48.6 million remaining cash on hand for use in the development of the Mt. Hope Project and other cash requirements.

Given the continued uncertainty in the project finance market, low molybdenum prices of approximately $8 per pound at the time, and a longer than expected timeframe to receive the federal permits to begin construction at the Mt. Hope project, on March 26, 2009, we implemented a cash conservation plan to reduce expenditures and conserve cash for 2009 and 2010 in order to maximize financial flexibility.  In addition to conserving cash, the plans implemented seek to retain critical employees, and will retain the ability to start construction at the Mt. Hope project pending continued improvements in the molybdenum and capital markets.  With our December 31, 2009 consolidated cash balance of $48.6 million, we have the capacity to continue our current level of permitting efforts, maintain efforts to secure project financing, and secure the most critical long lead equipment for the ultimate construction of the Mt. Hope project without accessing new sources of financing through the end of 2010 while maintaining the current cash conservation strategy.

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

We will continue to work with Credit Suisse and Barclays to seek project financing.   During the second quarter of 2009, the Company engaged Cutfield Freeman & Co., a London-based financial advisory firm, to assist the Company in primarily seeking bi-lateral agency and off-take supported financing to potentially augment the projected bank financing.  We will continue evaluating all sources of capital, including equity partners at the corporate or asset level and vendor financing.  Given our strong off-take agreements and other preparatory work completed, we believe the Company is well positioned to execute a project finance facility upon the receipt of the ROD, and as credit conditions and the molybdenum price continue to improve.

The worldwide molybdenum price has fluctuated between $5.33 per pound in 2003 to over $40.00 per pound in 2005.  In 2009, molybdenum prices averaged $11.12 per pound.  Molybdenum prices fell substantially between October 2008 and April 2009 from approximately $33.50 per pound to $7.70 per pound.  Following April, prices slowly rose to a 2009 high of over $18.00 per pound in August before retreating to $11.00 per pound in October and then rising to finish 2009 at approximately $12.00 per pound.  This year, molybdenum prices have generally traded up, and were approximately $16.00 per pound in February 2010.

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

Based on our current plan, expected timetable, and the results of such negotiations, we expect to make additional payments towards purchase of this equipment of approximately $26.0 million under milling process equipment orders through the end of 2010, with the majority of such spending concentrated in the first half of the year, and $12.8 million in 2011.  As additional financing is secured and equipment procurement is restarted, agreements that were suspended or terminated will be renegotiated under the then current market terms and conditions, as necessary.

The drills and loaders for the mine operation have been cancelled, and discussions for the purchase of the electric shovels are complete and this order was amended and remains in effect.  An agreement has been reached with a truck manufacturer to hold production slots for timely delivery.  The lead times and pricing associated with many of these items have declined from 2007 levels.  Once financing is secured, the Company anticipates placing orders for this mining equipment again.  The Company will continue to evaluate all options to decrease Mt. Hope’s initial capital requirement and facilitate a timely re-start of the project development.

The cash conservation plan also impacted General Moly employees and contractor support.  In March 2009, the Company initiated plans to reduce administrative expenses by $5 million per year through a combination of compensation restructuring and position eliminations.

The Mt. Hope LLC Agreement

Effective as of January 1, 2008, we contributed all of our interest in the assets related to the Mt. Hope Project, including the Mt. Hope Lease, to the LLC, and in February 2008 entered into the LLC Agreement with POS-Minerals.  Under the terms of the LLC Agreement, POS-Minerals owns a 20% interest in the LLC, and General Moly, through a subsidiary, owns an 80% interest. These ownership interests and/or the required contributions under the LLC Agreement can change as discussed below.

Pursuant to the terms of the LLC Agreement, POS-Minerals made its Initial Contributions to the LLC totaling $100.0 million during the year ended December 31, 2008.  Additional amounts will be due from POS-Minerals within 15 days after the date the ROD Contribution Conditions have been satisfied.  The ROD Contribution Conditions are the receipt of major operating permits for the project, the ROD has become effective, and any administrative or judicial appeals with respect thereto are final.  See “—Permitting Update” above for a discussion of the status of permitting.

As a result of the ROD Contribution Date not occurring on or before December 31, 2009, the LLC Agreement allows POS-Minerals to elect (“Ownership Election”) to either retain its 20% share by contributing an additional $56.0 million plus its 20% share of all Project costs incurred from the Closing Date to the ROD Contribution Date or reduce its ownership interest to 13% and fund its remaining 13% share of all Project costs incurred from the Closing Date to the ROD Contribution Date.  While the original LLC Agreement required the Ownership Election to be made prior to January 31, 2010, the Company and POS-Minerals have mutually agreed to extend the time required for the Ownership Election by 90 days to May 1, 2010.

In addition, if commercial production at the Mt. Hope Project is not achieved by December 31, 2011 for reasons other than a force majeure event, the LLC may be required to return to POS-Minerals a portion of its contributions to the LLC, with no corresponding reduction in POS-Minerals’ ownership percentage, based on its election made for the Ownership Election.  Based on our current plan and expected timetable, the Mt. Hope Project will not achieve commercial production by December 31, 2011.  If POS-Minerals elects to retain its 20% interest and makes its additional $56.0 million contribution, the return of contributions will be $36.0 million.  If POS-Minerals elects to retain its 20% interest but does not make its additional $56.0 million contribution when due on the ROD Contribution Date, its interest will be reduced to 10% and the return of contributions will be zero. If POS-Minerals elects to reduce its ownership interest to 13%, the return of contributions will be $33.0 million.  Such return of contributions is required to be made on or prior to January 27, 2012.  Our subsidiary that holds our interest in the LLC is obligated under the terms of the LLC Agreement to make capital contributions to fund the return of contributions to POS-Minerals, if required.  If our subsidiary does not make these capital contributions, POS-Minerals has an election to either take a secured interest in the LLC via a loan, or receive an additional interest in the LLC of approximately 5%.  In the latter case, our interest in the LLC is subject to dilution based on the Dilution Formula, calculated as a percentage equal to the ratio of 1.5 times the amount of such unpaid contributions, over the aggregate amount of deemed capital contributions (as determined under the LLC Agreement) of both parties to the LLC.  At December 31, 2009, the aggregate amount of deemed capital contributions of both parties was $880.0 million.

Furthermore, a provision in the LLC Agreement permits POS-Minerals the option to put its interest in the LLC to the Company’s subsidiary, Nevada Moly, upon  a change of control of the Company, as defined in the LLC agreement, followed by (i) failure to begin full construction at the LLC by the Company or the surviving entity before December 31, 2010, or (ii) failure to use standard mining industry practice in connection with development and operation of the project as contemplated by the parties for a period of twelve months after December 31, 2010.  If POS-Minerals put its interest, Nevada Moly would be required to purchase the interest for 120 percent of POS Minerals contributions to the LLC plus 10 percent interest.

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

Liquidity, Capital Resources and Capital Requirements

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Our total consolidated cash balance at December 31, 2009 was $48.6 million compared to $92.4 million at December 31, 2008.  The decrease in our cash balances for the year ended December 31, 2009 was due primarily to development costs incurred of $20.9 million, deposits on property plant and equipment totaling $11.5 million, and general and administrative costs of $9.7 million.  Deposits on property, plant and equipment relate primarily to scheduled payments for long lead time equipment for the Mt. Hope Project.  See “— Contractual Obligations” below.

Total assets as of December 31, 2009 decreased to $209.6 million compared to $220.9 million as of December 31, 2008 primarily as a result the cash portion of the net loss for the year.

As discussed above under “— Permitting and Water Rights Update”, we currently anticipate the effectiveness of the ROD and the satisfaction of the ROD Contribution Conditions to occur late in the fourth quarter of 2010 or early in the first quarter of 2011, but circumstances beyond our control could cause the effectiveness of the ROD and / or the satisfaction of the ROD Contribution Conditions to be delayed.

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

With our cash conservation plan, our non-equipment related cash requirements have declined to approximately $1 million per month.  Based on our current plan and expected timetable, we expect to make additional payments of approximately $26.0 million under milling process equipment orders through the end of 2010, with the majority of such spending concentrated in the first half of the year, and $12.8 million in 2011.  As additional financing is secured and equipment procurement is restarted, agreements that were suspended or terminated will be renegotiated under current market terms and conditions, as necessary.  Accordingly, based on our current cash on hand and our cash conservation plan, the Company expects it will have adequate liquidity for operations through the year ended December 31, 2010 without accessing new sources of financing while maintaining the current cash conservation strategy.

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

The cash needs for the development of the Mt. Hope Project require that we or the LLC obtain project financing or other significant financing in addition to the capital contributions anticipated to be received from POS-Minerals.  The aggregate amount of additional financing required for the development of the Mt. Hope Project, minus the amounts anticipated to be received from POS-Minerals on the ROD Contribution Date is anticipated to range between $725 million and $860 million depending on the election made by POS-Minerals concerning its future contributions.  These amounts do not include financing costs or amounts necessary to fund operating working capital.  During 2008, we engaged Barclays Capital and Credit Suisse Securities (USA) LLC to assist in our efforts to pursue project financing for the Mt. Hope Project.  In the second quarter of 2009, the Company engaged Cutfield Freeman & Co., a London-based financial advisory firm, to assist the Company in primarily seeking bi-lateral agency and off-take financing to potentially augment the projected bank financing.  Our ability to obtain such project and / or agency financing depends on the effectiveness and the timing of the ROD, the anticipated price of molybdenum, our projected operating costs and the overall state of the economy and the credit markets.

The 2008 and 2009 disruptions in national and international credit markets have led to volatile conditions.  There is a scarcity of credit and lenders are imposing tighter lending standards and higher interest costs for loans.  Our ability to obtain the necessary funding for the Mt. Hope Project as well as the terms for such funding may be adversely affected by these disruptions in the credit markets.  We may not be able to obtain the necessary financing for the Mt. Hope Project in a timely manner, on customary or favorable terms, or at all.

We also require additional capital to maintain our mining claims and other rights related to the Liberty Property, as well as continue payment of ongoing general and administrative costs associated with supporting our planned operations.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Our cash balance at December 31, 2008 was $78.5 million compared to $78.4 million at December 31, 2007.  Additionally we had $13.9 million of restricted cash that represented the unspent amount of the Initial Contributions from POS-Minerals that was available for the continuing development of the Mt. Hope Project.  Our total consolidated cash balance at December 31, 2008 was $92.4 million.  The increase in our cash balances was due primarily to the receipt of the $100.0 million in contributions from POS-Minerals during 2008 and net proceeds from exercises of warrants and options of $20.6 million, less development costs incurred during 2008 of $47.4 million, deposits on property plant and equipment totaling $31.0 million, general and administrative costs incurred during 2008 of $8.0 and expense items of $5.7 million incurred for continuing exploration and evaluation of our Liberty Property.  Deposits on property, plant and equipment relate primarily to scheduled payments for long-lead time equipment for the Mt. Hope Project.  See “— Contractual Obligations” below.

Total assets as of December 31, 2008 increased to $220.9 million compared to $110.3 million as of December 31, 2007 primarily as a result of the changes discussed in the preceding paragraph.

Results of Operations

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

For the year ended December 31, 2009 we had a consolidated net loss of $10.5 million compared with a net loss of $14.4 million in the same period for 2008.

For the year ended December 31, 2009 and 2008, exploration and evaluation expenses were $0.8 million and $5.7 million, respectively.  For the year ended December 31, 2008 we incurred exploration and evaluation costs on the Liberty Property as we completed a pre-feasibility study on the Liberty Property in April 2008.  For the year ended December 31, 2009 the Liberty Property has been on a care and maintenance status, and, accordingly, the resulting exploration and evaluation expenses are considerably lower for the period.

For the year ended December 31, 2009 and 2008, general and administrative expenses were $9.7 million and $10.4 million, respectively.  For the year ended December 31, 2009 restructuring costs resulting from the implementation of our cash conservation plan are included in general and administrative expenses.  In March 2009 we incurred costs related to one-time employee termination benefits totaling $0.8 million.

We also incurred approximately $0.7 million in equipment contract cancellation costs for the year ended December 31, 2009.  Such costs were a combination of deposits forfeited and costs to cancel contracts.

Interest income was nil for the year ended December 31, 2009 compared with $1.7 million in 2008 as a result of substantially lower interest rates and lower cash balances in 2009 compared with the corresponding periods in 2008.

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

Off-Balance Sheet Arrangements

None.

Contractual Obligations

Our contractual obligations as of December 31, 2009 were as follows:

	Payments due by period (in millions)
Contractual obligations	Total	2010	2011 - 2013	2014 - 2015	2016 & Beyond
Long-Term Debt (Capital Lease) Obligations	$0.4	$0.2	$0.2	$—	$—
Operating Lease Obligations	0.7	0.3	0.4	—	—
Purchase Contracts	70.6	26.0	44.6	—	—
Advance Royalties and Deferral Fees (1)	22.7	22.2	0.5	—	—
Provision for post closure reclamation and remediation	0.6	—	—	—	0.6
Total	$95.0	$48.7	$45.7	—	$0.6

(1)          Assumes that full project financing is obtained during 2010

At December 31, 2009, we have contracts to purchase mining equipment comprised of two electric shovels and have cancelled orders for mine drills and loaders.  We have a non-binding letter of agreement on 24 haul trucks that establishes our priority for delivery and provides for the then current pricing using market indices upon initiation of an order.  We have active orders with varying stages of fabrication on milling process equipment comprised of two 230kV primary transformers and substation, a primary crusher, a semi-autogenous mill, two ball mills, and various motors for the mills.  We have suspended fabrication on 16 flotation cells, lime slaking equipment, hydrocyclones, and other smaller milling process equipment with the ability to re-initiate fabrication at any time.  We have completed negotiations with the manufacturer of two multi-hearth molybdenum roasters to terminate its fabrication of this equipment and receive finished goods of the partially completed order.  We plan to re-establish a new purchase order with this manufacturer as additional financing is secured and equipment procurement is restarted under then current market terms and conditions.

The following table sets forth the LLC’s remaining cash commitments under purchase contracts at December 31, 2009, resulting from the re-negotiation and cancelation of certain Purchase Contracts as discussed above (in millions).

Period	Cash Commitments Under Purchase Contracts as of December 31, 2009
1st Quarter 2010	$23.6
2nd Quarter 2010	1.1
3rd Quarter 2010	.2
4th Quarter 2010	1.1
Total 2010	26.0
2011	21.1
2012	21.1
2013	2.4
Total	$70.6

Cash commitments under purchase contracts are inclusive of $38.8 million under milling process equipment orders (approximately $26.0 million due through the end of 2010, and $12.8 million in 2011), and $31.8 million in mining equipment orders.

We also incurred approximately $0.7 million in equipment contract cancellation costs during the year ended December 31, 2009.  Such costs were a combination of deposits forfeited and costs to cancel contracts.  We also estimate that we will be required to pay approximately $0.7 million in additional insurance and handling costs, related to the custom-build grinding and other milling process equipment.  Based on our current plan, expected timetable, and the results of such negotiations, we expect to make additional payments of approximately $26.0 million under these milling process equipment orders through the end of 2010, and $12.8 million in 2011.  As additional financing is secured and equipment procurement is restarted, agreements that were suspended or terminated will be renegotiated under the then current market terms and conditions, as necessary.

If the LLC does not make payments required under the purchase contracts, it could be subject to claims for breach of contract or to cancellation of the purchase contract.  In addition, we may proceed to selectively suspend, cancel or attempt to renegotiate additional purchase contracts if we are forced to further conserve cash.  See “— Liquidity and Capital Resources” above.  If we cancel or breach any contracts, we will take all appropriate action to minimize any losses, but could be subject to claims or penalties under the contracts or applicable law.  The cancellation of certain key contracts would cause a delay in the commencement of operations, have ramifications under the LLC Agreement with POS-Minerals and would add to the cost to develop our interest in the Mt. Hope Project.

Critical Accounting Policies and Estimates

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

Provision for Taxes

Income taxes are provided based upon the liability method of accounting pursuant to authoritative guidance for Accounting for Income Taxes.  Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end.  A valuation allowance is recorded against the deferred tax asset if management does not believe the Company has met the “more likely than not” standard to allow recognition of such an asset.

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

Stock-Based Compensation

We account for stock-based compensation in accordance with authoritative guidance for Share-Based Payments.  Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period.  Determining the fair value of share-based awards at the grant date requires judgment, including estimating expected dividends.  In addition, judgment is also required in estimating the amount of share-based awards that are expected to be forfeited.  If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

Contingently Redeemable Noncontrolling Interest

On January 1, 2009, we adopted Financial Accounting Standards Board (“FASB”) issued authoritative guidance related to Noncontrolling Interests in Consolidated Financial Statements, the provisions of which, among others, require the recognition of a noncontrolling interest (previously referred to as minority interest), as a component of equity in the consolidated financial statements and separate from the parent’s equity for all periods presented. In addition, the amount of net income or loss attributable to the noncontrolling interest is included in consolidated net income or loss on the face of the consolidated statement of operations.    Under GAAP, certain noncontrolling interests in consolidated entities meet the definition of mandatorily redeemable financial instruments if the ability to redeem the interest is outside of the control of the consolidating entity.  As described in Note 1, the LLC Agreement permits POS-Minerals the option to put its interest in the LLC to Nevada Moly upon a change of control, as defined in the LLC Agreement, followed by (i) failure to begin full construction at the LLC by the Company or the surviving entity before December 31, 2010, or (ii) failure to use standard mining industry practice in connection with development and operation of the project as contemplated by the parties for a period of twelve months after December 31, 2010.  As such, the contingently redeemable noncontrolling interest has continued to be shown as a separate caption between liabilities and equity (mezzanine section).  The carrying value of the contingently redeemable noncontrolling interest reflects the investment of the noncontrolling interest, less losses attributable to the interest.

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

On August 8, 2008, the Company entered into a molybdenum supply agreement (“Sojitz Agreement”) with Sojitz Corporation.  The Sojitz Agreement provides for the supply of 5.0 million pounds per year of molybdenum for five years, beginning once the Mt. Hope Project reaches certain minimum commercial production levels.  One million annual pounds sold under the Sojitz Agreement will be subject to a per-pound molybdenum floor price and is offset by a flat discount to spot moly prices above the floor.  The remaining 4.0 million annual pounds sold under the Sojitz Agreement will be sold with reference to spot moly prices without regard to a floor price.  The Sojitz Agreement includes a provision for cancellation in the event that supply from the Mt. Hope Project has not begun by January 1, 2013.

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

Interest Rate Risk

As of December 31, 2009, we had a balance of cash and cash equivalents and restricted cash of $48.6 million.  Interest rates on short term, highly liquid investments have not changed materially since December 31, 2008 and continue to be 1% or less on an annualized basis. If and to the extent that these funds were invested in interest bearing instruments during the entire year ended December 31, 2009, a hypothetical 1% point decrease in the rate of interest earned on these funds would reduce interest income to nil for the year ended December 31, 2009.

ITEM 8.                    FINANCIAL STATEMENTS

GENERAL MOLY, INC.
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

CONTENTS

Report of Independent Registered Public Accounting Firm	45

Financial Statements:

Consolidated Balance Sheets as of December 31, 2009 and December 31, 2008	46

Consolidated Statements of Operations for the twelve months ended December 31, 2009, December 31, 2008 and December 31, 2007 and for the period from inception of Exploration Stage until December 31, 2009	47

Consolidated Statements of Cash Flows for the twelve months ended December 31, 2009, December 31, 2008 and December 31, 2007 and for the period from inception of Exploration Stage until December 31, 2009	48

Consolidated Statements of Equity as of December 31, 2009, December 31, 2008, December 31, 2007, December 31, 2006, January 1, 2002 (inception of Exploration Stage)	50

Notes to Consolidated Financial Statements	52

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of General Moly, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows and equity present fairly, in all material respects, the financial position of General Moly, Inc. and its subsidiaries (a development stage company) at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 and, cumulatively, for the period from January 1, 2002 (date of inception) to December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on these consolidated financial statements and on the Company’s internal control over financial reporting based on our audits (which were integrated audits in 2009 and 2008).  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/PricewaterhouseCoopers LLP

Denver, Colorado

March 5, 2010

GENERAL MOLY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	As of December 31, 2009	As of December 31, 2008
ASSETS:
CURRENT ASSETS
Cash and cash equivalents	$48,614	$78,462
Restricted cash — Eureka Moly, LLC	—	13,915
Deposits, prepaid expenses and other current assets	179	326
Total Current Assets	48,793	92,703
Mining properties, land and water rights	101,190	79,292
Deposits on project property, plant and equipment	42,648	31,499
Restricted cash held for electricity transmission	12,286	12,545
Restricted cash held for reclamation bonds	1,133	1,133
Non-mining property and equipment, net	553	763
Other assets	2,994	2,994
TOTAL ASSETS	$209,597	$220,929

LIABILITIES, CONTINGENTLY REDEEMABLE NONCONTROLLING INTEREST AND EQUITY:
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$3,799	$6,692
Current portion of long term debt	163	128
Total Current Liabilities	3,962	6,820
Provision for post closure reclamation and remediation costs	586	731
Deferred gain	100	—
Long term debt, net of current portion	268	330
Total Liabilities	4,916	7,881

COMMITMENTS AND CONTINGENCIES — NOTE 9	—	—

CONTINGENTLY REDEEMABLE NONCONTROLLING INTEREST	99,761	100,000

EQUITY
Preferred stock, Series A, $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized, 72,437,538 and 71,852,646 shares issued and outstanding, respectively	72	72
Additional paid-in capital	187,290	185,179
Accumulated deficit before exploration stage	(213)	(213)
Accumulated deficit during exploration and development stage	(82,229)	(71,990)
Total Equity	104,920	113,048
TOTAL LIABILITIES, CONTINGENTLY REDEEMABLE NONCONTROLLING INTEREST AND EQUITY	209,597	220,929

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOLY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended			January 1, 2002 (Inception of Exploration Stage) to
	December 31, 2009	December 31, 2008	December 31, 2007	December 31, 2009

REVENUES	$—	$—	$—	$—
OPERATING EXPENSES:
Exploration and evaluation	806	5,670	20,660	37,510
General and administrative expense	9,703	10,436	18,325	48,986
TOTAL OPERATING EXPENSES	10,509	16,106	38,985	86,496
LOSS FROM OPERATIONS	(10,509)	(16,106)	(38,985)	(86,496)
OTHER INCOME:
Interest and dividend income	31	1,692	1,305	3,963
Other income	—	—	—	65
TOTAL OTHER INCOME	31	1,692	1,305	4,028
LOSS BEFORE TAXES	(10,478)	(14,414)	(37,680)	(82,468)
Income Taxes	—	—	—	—
CONSOLIDATED NET LOSS	$(10,478)	$(14,414)	$(37,680)	$(82,468)
Less: Net loss attributable to contingently redeemable noncontrolling interest	239	—	—	239
NET LOSS ATTRIBUTABLE TO GENERAL MOLY, INC.	$(10,239)	$(14,414)	$(37,680)	$(82,229)
Basic and diluted net loss attributable to General Moly per share of common stock	$(0.14)	$(0.21)	$(0.71)
Weighted average number of shares outstanding— basic and diluted	72,226	70,216	53,331

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOLY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended			January 1, 2002 (Inception of Exploration Stage) to
	December 31, 2009	December 31, 2008	December 31, 2007	December 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,478)	$(14,414)	$(37,680)	$(82,468)
Adjustments to reconcile net loss to net cash used by operating activities:
Services and expenses paid with common stock	—	—	304	1,990
Forfeitures of deposits on property and equipment	378	—	—	378
Depreciation and amortization	344	295	185	897
Equity compensation for employees and directors	1,474	2,457	6,217	13,458
Decrease (increase) in deposits, prepaid expenses and other	147	168	(167)	(87)
Decrease (increase) in restricted cash held for electricity transmission	259	(12,545)	—	(12,286)
(Decrease) increase in accounts payable and accrued liabilities	(3,305)	(764)	6,328	3,365
(Decrease) increase in post closure reclamation and remediation costs	(145)	219	303	377
Net cash used by operating activities	(11,326)	(24,584)	(24,510)	(74,376)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for the purchase of equipment	(100)	(481)	(465)	(1,424)
Purchase of securities	—	—	—	(137)
Purchase and development of mining properties, land and water rights	(20,879)	(47,389)	(18,578)	(94,633)
Deposits on property, plant and equipment	(11,527)	(31,009)	(490)	(43,026)
Proceeds from option to purchase agreement	100	—	—	100
Increase in restricted cash held for reclamation bonds	—	(356)	(286)	(642)
Cash provided by sale of marketable securities	—	—	—	246
Net cash used by investing activities	(32,406)	(79,235)	(19,819)	(139,516)

GENERAL MOLY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended			January 1, 2002 (Inception of Exploration Stage) to
	December 31, 2009	December 31, 2008	December 31, 2007	December 31, 2009
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock, net of issuance costs	99	20,575	104,682	165,204
Cash proceeds from POS-Minerals Corporation	—	100,000	—	100,000
Cash paid to POS-Minerals Corporation for purchase price adjustment	—	(2,994)	—	(2,994)
Decrease (increase) in restricted cash — Eureka Moly, LLC	13,915	(13,915)	—	—
Net (decrease) increase in debt	(130)	244	136	250
Net cash provided by financing activities:	13,884	103,910	104,818	262,460
Net (decrease) increase in cash and cash equivalents	(29,848)	91	60,489	48,568
Cash and cash equivalents, beginning of period	78,462	78,371	17,882	46
Cash and cash equivalents, end of period	$48,614	$78,462	$78,371	$48,614
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Equity compensation capitalized as development	$950	$2,325	$1,804	$5,079
Restricted cash held for reclamation bond acquired in an acquisition	—	—	491	491
Post closure reclamation and remediation costs and accounts payable assumed in an acquisition	—	—	263	263
Common stock and warrants issued for property and equipment	—	—	826	1,586

The accompanying notes are an integral part of these consolidated financial statements

GENERAL MOLY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except per share amounts)

	Common Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance, January 1, 2002	3,140,469	$4	$442	$(2)	$(213)	$231
Issuance of Common Stock
For directors’ fees	460,000	—	79	—	—	79
Purchase options for management and administrative fees	—	—	11	—	—	11
For services, administration and expenses at between $0.11 and $3.66 per share	822,429	—	609	—	—	609
For exercise of warrants for cash	435,000	—	348	—	—	348
Issuance of Units of Common Stock and Warrants:
For expenses and property at between $0.40 and $1.46 per unit	1,400,000	2	1,635	—	—	1,637
For cash at between $0.15 and $2.00 per unit	27,051,423	27	37,367	—	—	37,394
Units and warrants for finders fee	170,550	—	2,042	—	—	2,042
Cost of offerings including cash costs of $2,283	—	—	(4,315)	—	—	(4,315)
Stock Options
Exercised between $0.11 and $0.75 per share	1,588,630	2	88	—	—	90
Cashless exercise of stock options	1,008,837	1	(1)	—	—	—
Stock based compensation	—	—	3,162	—	—	3,162
Stock Warrants:
Issued for services at $1.07 per warrant	—	—	80	—	—	80
Exercised between $0.40 and $1.00 per share	5,838,055	6	4,471	—	—	4,477
Cashless exercise of warrants	1,482,147	1	(1)	—	—	—
Unrealized Losses on marketable securities	—	—	—	2	—	2
Net loss for the years ended December 31, 2002 through 2006	—	—	—	—	(19,896)	(19,896)
Balances, December 31, 2006	43,397,540	43	46,017	—	(20,109)	25,951
Issuance of Common Stock:
For cash at $8.50 per share	8,256,699	8	70,174	—	—	70,182
For mineral and water rights between $2.80 and $6.15 per share	304,950	—	1,130	—	—	1,130
Issuance of Units of Common Stock and Warrants
Units for cash at $3.40 per unit	7,352,942	7	24,993	—	—	25,000
Cash cost of offering			(1,500)	—	—	(1,500)

GENERAL MOLY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except per share amounts)

	Common Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Stock Warrants:
Exercised between $0.80 and $3.75 per share	4,261,689	4	9,299	—	—	9,303
Cashless exercise of warrants	369,715	1	(1)		—	—
Additional paid in capital from shareholder	—	—	499	—	—	499
Stock Options:
Exercised between $0.11 and $2.74 per share	1,450,833	1	1,198	—	—	1,199
Cashless exercise of stock options	361,014	1	(1)	—	—	—
Issued pursuant to stock awards	415,000	1	32	—	—	33
Returned due to pricing errors on stock option exercise	(38,998)	—	—	—	—	—
Stock based compensation	—	—	7,988	—	—	7,988
Net loss for the year ended December 31, 2007	—	—	—	—	(37,680)	(37,680)
Balances, December 31, 2007	66,131,384	66	159,828	$—	(57,789)	102,105
Stock Warrants:
Exercised between $0.80 and $5.20 per share	4,437,523	4	20,256	—	—	20,260
Cashless exercise of warrants	126,596	—	—	—	—	—
Stock Options:
Exercised between $0.11 and $6.93 per share	462,000	1	383	—	—	384
Cashless exercise of stock options	278,796	—	—	—	—	—
Issued pursuant to stock awards	416,347	1	(70)	—	—	(69)
Stock based compensation	—	—	4,782	—	—	4,782
Net loss for the year ended December 31, 2008	—	—	—	—	(14,414)	(14,414)
Balances, December 31, 2008	71,852,646	72	185,179	$—	(72,203)	113,048
Issuance of Units of Common Stock :
Issued pursuant to stock awards	484,892	—	—	—	—	—
Stock Options:
Exercised between $0.44 and $2.10 per share	100,000	—	100	—	—	100
Stock based compensation	—	—	2,011	—	—	2,011
Net loss for the year ended December 31, 2009	—	—	—	—	(10,239)	(10,239)
Balances, December 31, 2009	72,437,538	$72	$187,290	$—	$(82,442)	$104,920

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOLY, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — DESCRIPTION OF BUSINESS

General Moly, Inc. (“we”, “us”, “our”, “the Company”, or “General Moly”) is a Delaware corporation originally incorporated as General Mines Corporation on November 23, 1925.  In 1966, the Company amended its articles of incorporation to change its name to Idaho General Petroleum and Mines Corporation, and amended its articles again in 1967 changing its name to Idaho General Mines, Inc. On October 5, 2007, we reincorporated in the State of Delaware (“Reincorporation”) through a merger involving Idaho General Mines, Inc. and General Moly, Inc., a Delaware corporation that was a wholly owned subsidiary of Idaho General Mines, Inc. The Reincorporation was effected by merging Idaho General Mines, Inc. with and into General Moly, with General Moly being the surviving entity.  For purposes of the Company’s reporting status with the Securities and Exchange Commission, General Moly is deemed a successor to Idaho General Mines, Inc.

We were in the exploration stage until October 4, 2007 when our Board of Directors (“Board”) approved the development of the Mt. Hope molybdenum property (“Mt. Hope Project”) in Eureka County, Nevada.  The Company is now in the development stage and is currently proceeding with the development of the Mt. Hope Project.  We are also conducting exploration and evaluation activities on our Liberty molybdenum property (“Liberty Property” formerly referred to as the Hall-Tonopah Property) in Nye County, Nevada.  In addition, we have certain other, non-core, mineral interests in the Western United States that we are currently evaluating for potential development or sale.

The Mt. Hope LLC.  From October 2005 to January 2008, we owned the rights to 100% of the Mt. Hope Project.  Effective as of January 1, 2008, we contributed all of our interest in the assets related to the Mt. Hope Project, including our lease of the Mt. Hope Project into a newly formed entity, Eureka Moly, LLC, a Delaware limited liability company (“LLC”), and in February 2008 (“Closing Date”) entered into an agreement (“LLC Agreement”) for the development and operation of the Mt. Hope Project (“Project”) with POS-Minerals Corporation (“POS-Minerals”) an affiliate of POSCO, a large Korean steel company.  Under the LLC Agreement, POS-Minerals owns a 20% interest in the LLC and General Moly, through a wholly-owned subsidiary, owns an 80% interest.  These ownership interests and/or required contributions under the LLC Agreement can change as discussed below.

Pursuant to the terms of the LLC Agreement, POS-Minerals made its first and second cash contributions to the LLC totaling $100.0 million during the year ended December 31, 2008 (“Initial Contributions”).  Additional amounts will be due from POS-Minerals within 15 days after the date (“ROD Contribution Date”) that specified conditions (“ROD Contribution Conditions”) have been satisfied.  The ROD Contribution Conditions are the receipt of major operating permits for the project, that the Record of Decision (“ROD”) from the United States Bureau of Land Management (“BLM”) for the project has become effective, and any administrative or judicial appeals with respect thereto are final.  We are currently targeting the effectiveness of the ROD and the satisfaction of the ROD Contribution Conditions to occur late in the fourth quarter of 2010 or early in the first quarter of 2011, but circumstances beyond our control, including reviewing agency delays or requests for additional information or studies, and requests for review or appeals of the BLM decision, could cause the effectiveness of the ROD and/or the satisfaction of the ROD Contribution Conditions to be delayed.

As a result of the ROD Contribution Date not occurring on or before December 31, 2009, the LLC Agreement allows POS-Minerals to elect (“Ownership Election”) to either retain its 20% share by contributing an additional $56.0 million plus its 20% share of all Project costs incurred from the Closing Date to the ROD Contribution Date or reduce its ownership interest to 13% and fund its remaining 13% share of all Project costs incurred from the Closing Date to the ROD Contribution Date.  While the original LLC Agreement required the Ownership Election to be made prior to January 31, 2010, the Company and POS-Minerals have mutually agreed to extend the time required for the Ownership Election by 90 days to May 1, 2010.

In addition, if commercial production at the Mt. Hope Project is not achieved by December 31, 2011 for reasons other than a force majeure event, the LLC may be required to return to POS-Minerals a portion of its contributions to the LLC, with no corresponding reduction in POS-Minerals’ ownership percentage, based on its election made for the Ownership Election.  Based on our current plan and expected timetable, Mt. Hope Project will not achieve commercial production by December 31, 2011.  If POS-Minerals elects to retain its 20% interest and makes its additional $56.0 million contribution, the return of contributions will be $36.0 million.  If POS-Minerals elects to retain its 20% interest but does not make its additional $56.0 million contribution when due on the ROD Contribution Date, its interest will be reduced to 10% and the return of contributions will be zero. If POS-Minerals elects to reduce its ownership interest to 13%, the return of contributions will be $33.0 million.  Such return of contributions is required to be made on or prior to January 27, 2012.  Our subsidiary that holds our interest in the LLC is obligated under the terms of the LLC Agreement to make capital contributions to fund the return of contributions to POS-Minerals, if required.  If our subsidiary does not make these capital contributions, POS-Minerals has an election to either take a secured interest in the LLC via a loan, or receive an additional interest in the LLC of approximately 5%.  In the latter case, our interest in the LLC is subject to dilution by a percentage equal to the ratio of 1.5 times the amount of the unpaid contributions over the aggregate amount of deemed capital contributions (as determined under the LLC Agreement) of both parties to the LLC (“Dilution Formula”).  At December 31, 2009, the aggregate amount of deemed capital contributions of both parties was $880.0 million.

Furthermore, a provision in the LLC Agreement permits POS-Minerals the option to put its interest in the LLC to the Company’s wholly-owned subsidiary and 80% owner of the LLC, Nevada Moly (“Nevada Moly”), upon  a change of control of the Company, as defined in the LLC agreement, followed by (i) failure to begin full construction at the LLC by the Company or the surviving entity before December 31, 2010, or (ii) failure to use standard mining industry practice in connection with development and operation of the project as contemplated by the parties for a period of twelve months after December 31, 2010.  If POS-Minerals put its interest, Nevada Moly would be required to purchase the interest for 120 percent of POS-Minerals contributions to the LLC plus 10 percent interest.

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

NOTE 2 — LIQUIDITY AND CAPITAL REQUIREMENTS AND RESTRUCTURING

Our consolidated cash balance at December 31, 2009 was $48.6 million compared to $92.4 million at December 31, 2008.  The cash needs for the development of the Mt. Hope Project require that we or the LLC obtain project financing or other significant financing in addition to the capital contributions anticipated to be received from POS-Minerals.  The aggregate amount of additional financing required for the development of the Mt. Hope Project, minus the amounts anticipated to be received from POS-Minerals on the ROD Contribution Date is anticipated to range between $725 million and $860 million, depending on the election made by POS-Minerals concerning its future contributions.  These amounts do not include financing costs or amounts necessary to fund operating working capital.

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

Given the continued uncertainty in the project finance market, low molybdenum prices of approximately $8 per pound at the time, and a longer than expected timeframe to receive the federal permits to begin construction at the Mt. Hope project, on March 26, 2009, we implemented a cash conservation plan to reduce expenditures and conserve cash for 2009 and 2010 in order to maximize financial flexibility.  With our December 31, 2009 consolidated cash balance of $48.6 million, we have the capacity to continue our current level of permitting efforts, maintain efforts to secure project financing, and secure and hold critical long lead equipment for the ultimate construction of the Mt. Hope project through the end of 2010 without accessing new sources of financing while maintaining the current cash conservation strategy.

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

Based on our current plan, expected timetable, and the results of such negotiations, we expect to make additional payments of approximately $26.0 million under milling process equipment orders through the end of 2010, with the majority of such spending concentrated in the first half of the year, and $12.8 million in 2011.  As additional financing is secured and equipment procurement is restarted, agreements that were suspended or terminated will be renegotiated under new market terms and conditions, as necessary.  For the gyratory crusher, SAG and ball mills and related electric mill drives, and some other long-lead equipment, we will own the equipment upon final payments that have occurred throughout 2009 and during 2010.  This strategy will allow for a rapid restart of the project development at anytime in 2010.

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

The cash conservation plan also impacted General Moly employees and contractor support.  In March 2009, the Company initiated plans to reduce administrative expenses by $5 million per year through a combination of compensation restructuring and position eliminations.  Costs associated with termination benefits of $0.8 million were recognized in March, 2009 and an additional $0.1 million were recognized during the second quarter for a few affected employees who rendered services beyond 60 days.  We also incurred approximately $0.7 million in equipment contract cancellation costs during the second quarter of 2009.  Such costs were a combination of deposits forfeited and costs to cancel contracts.

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

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the financial statements.  The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity.  These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) and have been consistently applied in the preparation of the financial statements.

Accounting Method

Our financial statements are prepared using the accrual basis of accounting in accordance with GAAP.  With the exception of the LLC, all of our subsidiaries are wholly owned.  In February 2008, we entered into the agreement which established our ownership interest in the LLC at 80%.  At December 31, 2009, the consolidated financial statements include all of our wholly owned subsidiaries and the LLC.  The POS-Minerals contributions attributable to their 20% interest are shown as Contingently Redeemable Noncontrolling Interest on the Consolidated Balance Sheet.  For the year ended December 31, 2009 the LLC had net operating expenses of $1.2 million and, accordingly, net loss attributable to contingently redeemable noncontrolling interest is reflected on the Consolidated Statement of Operations.

Reclassification of Prior Period Amounts

Certain prior period amounts have been reclassified to conform to the current period presentation.

Retroactive Application of New Accounting Pronouncements

During the first quarter of 2009, we adopted new pronouncements related to noncontrolling interests in consolidated financial statements which required retroactive application.

Contingently Redeemable Noncontrolling Interest

On January 1, 2009, we adopted Financial Accounting Standards Board (“FASB”) issued authoritative guidance related to Noncontrolling Interests in Consolidated Financial Statements, the provisions of which, among others, require the recognition of a noncontrolling interest (previously referred to as minority interest), as a component of equity in the consolidated financial statements and separate from the parent’s equity for all periods presented. In addition, the amount of net income or loss attributable to the noncontrolling interest is included in consolidated net income or loss on the face of the consolidated statement of operations.    Under GAAP, certain noncontrolling interests in consolidated entities meet the definition of mandatorily redeemable financial instruments if the ability to redeem the interest is outside of the control of the consolidating entity.  As described in Note 1, the LLC Agreement permits POS-Minerals the option to put its interest in the LLC to Nevada Moly upon a change of control, as defined in the LLC Agreement, followed by (i) failure to begin full construction at the LLC by the Company or the surviving entity before December 31, 2010, or (ii) failure to use standard mining industry practice in connection with development and operation of the project as contemplated by the parties for a period of twelve months after December 31, 2010.  As such, the contingently redeemable noncontrolling interest has continued to be shown as a separate caption between liabilities and equity (mezzanine section).  The carrying value of the contingently redeemable noncontrolling interest reflects the investment of the noncontrolling interest, less losses attributable to the interest.

Estimates

The process of preparing consolidated financial statements requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses.  Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements.  Accordingly, upon settlement, actual results may differ from estimated amounts.

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less to be cash equivalents. The restricted cash of Eureka Moly represents the unspent amount of the POS-Minerals contributions, which are available for the continuing development of the Mt. Hope Project.  The Company’s cash equivalent instruments are classified within Level 1 of the fair value hierarchy established by FASB guidance for Fair Value Measurements because they are valued based on quoted market prices in active markets.  These cash instruments included $45.0 million in U.S. Treasury securities at December 31, 2009.

Exploration and Development Stage Activities

We were in the exploration stage from January 2002 until October 4, 2007.  On October 4, 2007, our Board of Directors approved the development of the Mt. Hope Project as contemplated in the Bankable Feasibility Study (“BFS”) and we then entered into the Development Stage.  We have not realized any revenue from operations.  We will be primarily engaged in development of the Mt. Hope Project and exploration and evaluation of the Liberty Property until we enter the production stage.

Basic and Diluted Net Loss Per Share

Net loss per share was computed by dividing the net loss attributable to General Moly, Inc. by the weighted average number of shares outstanding during the period.   The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  Outstanding warrants to purchase 7,455,434, 7,455,434 and 12,080,457 and shares of common stock, options to purchase 3,071,656, 3,855,490 and 4,067,500 shares of common stock, and unvested stock awards totaling 217,694, 185,000 and 535,000 at December 31, 2009, 2008 and 2007, respectively, and 36,349 Shares under Stock Appreciation Rights (“SARs”) at December 31, 2009 were not included in the computation of diluted loss per share for the years ended December 31, 2009, 2008 and 2007, respectively, because to do so would have been antidilutive.  Therefore, basic loss per share is the same as diluted loss per share.

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

Depreciation and Amortization

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Property and equipment are depreciated using the following estimated useful lives: field equipment — five years; office furniture, fixtures; and equipment — five years; vehicles — three to five years; leasehold improvements — three years; residential trailers — ten to twenty years; and buildings and improvements — ten years.  At December 31, 2009 and 2008, accumulated depreciation and amortization was $0.6 and $0.3 million, respectively, of which $0.4 and $0.2 million, respectively, was capitalized.

Provision for Taxes

Income taxes are provided based upon the liability method of accounting.  Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end.  In accordance with authoritative guidance for Accounting for Income Taxes, a valuation allowance is recorded against the deferred tax asset if management does not believe the Company has met the “more likely than not” standard to allow recognition of such an asset.

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

Stock-based Compensation

Stock-based compensation represents the fair value related to stock-based awards granted to members of the board of directors, officers and employees.  The Company uses the Black-Scholes model to determine the fair value of stock-based awards under authoritative guidance for Share-Based Payments.  For stock based compensation that is earned upon the satisfaction of a service condition, the cost is recognized on a straight-line basis (net of estimated forfeitures) over the requisite vesting period (up to three years).  Awards expire five years from the date of vesting.

Further information regarding stock-based compensation can be found in Note 7 — “Stock-Based Compensation.”

Comprehensive Loss

For the years ended December 31, 2009, 2008 and 2007, respectively, the Company’s comprehensive loss was equal to the respective net loss for each of the periods presented.

Recently Issued Accounting Pronouncements

Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities

In December 2009, the FASB issued update 2009-17 which amends authoritative guidance for Consolidations.  The amendments in this update require an enterprise to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity. The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. This amendment also requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. The guidance is effective for our first annual reporting period beginning after November 15, 2009 and for interim periods within that annual period. We do not expect this adoption to have a material impact on our consolidated financial statements.

NOTE 4 — MINING PROPERTIES, LAND AND WATER RIGHTS

We currently have interests in two mining properties that are the primary focus of our operations.  The Mt. Hope Project is currently in the development stage and the Liberty Property is in the exploration and evaluation stage.  We also have certain other, non-core, mining properties that are being evaluated for future evaluation or sale.

The Mt. Hope Project.  We are currently in the process of developing the Mt. Hope Project. In November 2004, we entered into an option to lease all property and assets of the Mt. Hope Molybdenum Property from Mt. Hope Mines, Inc. (“MHMI”) and in October 2005 exercised our rights under the option.  The lease was further amended in November 2007.  The renewable lease allows us to proceed for the next 30 years with permitting, developing and mining the deposit and for so long thereafter as we maintain an active operation.  In 2004, we paid $0.5 million and issued 500,000 shares of common stock with warrants to purchase 500,000 shares of common stock for the Mt. Hope option.

Pursuant to the terms of the lease, as amended, the underlying total royalty on production payable to MHMI, less certain deductions, is three and one-half percent for a molybdenum price up to $12 per pound, four and one-half percent for a molybdenum price up to $15 per pound, and five percent for a molybdenum price above $15 per pound (“Production

Royalties”).  The LLC is subject to certain periodic payments as set forth in Note 9 “Commitments and Contingencies.”  Additionally, the LLC is obligated to pay Exxon Mineral Company a one percent net smelter royalty on all production.

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

In August 2007, the Company completed a BFS on the Mt. Hope Project, which provided data on the viability and expected economics of the project.  Based on the findings in the study, on a 100% basis, we reported 1.3 billion pounds of contained (1.1 billion pounds recoverable) molybdenum in proven and probable reserves.

In October 2007, our Board approved the transition of the Mt. Hope Project into the development phase and authorized management to proceed with the execution of the project as outlined in the BFS.

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

On June 26 2009, the Company and Josephine Mining Corp. (“JMC”), a privately-owned Canadian company whose president is a related party to one of the Company’s Board members, entered into an Option to Purchase Agreement for the Company’s Turner Gold property, a multi-metallic property located in Josephine County, Oregon.  The Company acquired the property in 2004.  JMC paid $0.1 million upon entering into the agreement, which allows JMC certain exploratory rights through the option period.  The $0.1 million has been recorded as a deferred gain pending completion of the purchase.  An additional $0.3 million installment payment is due December 26, 2010 and the final installment payment of $1.6 million is due on or before December 26, 2011.  Each installment payment under the Option to Purchase Agreement is optional, but is non-refundable once made.  If JMC makes all three of the installment payments, ownership of the Turner Gold property will transfer to JMC upon the final payment.  The Company has also retained a Production Royalty of 1.5% of all net smelter returns on future production from the property.

Summary.  The following is a summary of mining properties, land and water rights at December 31, 2009 and 2008 (in thousands):

	At December 31, 2009	At December 31, 2008
Mt. Hope Project:
Development costs	$76,285	$54,722
Mineral, land and water rights	10,253	10,253
Advance Royalties and Deferral Fees	4,000	3,650
Total Mt. Hope Project	90,538	68,625
Total Liberty Property	9,763	9,778
Other Properties	889	889
Total	$101,190	$79,292

NOTE 5 — COMMON STOCK UNITS, COMMON STOCK AND COMMON STOCK WARRANTS

Year ended December 31, 2009

During the year ended December 31, 2009 options representing 100,000 shares were exercised for cash in the amount of $0.1 million.  We also issued 502,225 shares of common stock pursuant to stock awards.

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

Year ended December 31, 2007

During the year ended December 31, 2007 we completed the private placement of units for gross proceeds of $25.0 million less placement agent and finder’s fees of $1.5 million.  In the aggregate, we issued 7,352,942 units at a price of $3.40 per unit.  Each unit consisted of one share of common stock and a warrant to purchase one half of one share of common stock.  Each warrant will be exercisable at a price of $5.20 per whole share for a period of one year from the date of closing.  The units were offered and sold pursuant to exemptions from registration under Regulation S of the Securities Act of 1933, as amended (“Securities Act”), for offers and sales occurring outside the United States, and Rule 506 of Regulation D and Section 4(2) of the Securities Act, as a transaction not involving any public offering.

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

The following is a summary of common stock warrant activity for each of the three years ended December 31, 2009:

	Number of Shares Under Warrants	Exercise Price
Balance at January 1, 2007	12,217,675	$0.80 to $3.75
Issued in connection with a private placement	3,676,471	$5.20
Issued as finders fee	1,000,000	$10.00
Exercised for cash	(4,261,689)	$0.80 to $3.75
Exercised in cashless exchange	(542,000)	$1.00 to $3.75
Expired	(10,000)	$1.00
Balance at December 31, 2007	12,080,457	$0.80 to $10.00
Exercised for cash	(4,437,523)	$0.80 to $5.20
Exercised in cashless exchange	(187,500)	$3.75
Balance at December 31, 2008	7,455,434	$3.75 to $10.00
Activity for the year ended December 31, 2009	—	—
Balance at December 31, 2009	7,455,434	$3.75 to $10.00
Weighted average exercise price	$4.59

Of the warrants outstanding at December 31, 2009, 6,455,434 are exercisable at $3.75 per warrant and expire February 2011 and 1,000,000 are exercisable at $10.00 per share once General Moly has received financing necessary for the commencement of commercial production at the Mt. Hope Project and will expire one year afterwards.

Pursuant to our Certificate of Incorporation, we are authorized to issue 200,000,000 shares of $0.001 par value common stock.  All shares have equal voting rights, are non-assessable and have one vote per share.  Voting rights are not cumulative and therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

NOTE 6 — PREFERRED STOCK

Pursuant to our Certificate of Incorporation we are authorized to issue 10,000,000 shares of $0.001 per share par value preferred stock.  The authorized but unissued shares of preferred stock may be issued in designated series from time to time by one or more resolutions adopted by the board of directors.  The directors have the power to determine the preferences, limitations and relative rights of each series of preferred stock.  At December 31, 2009 and 2008, no shares of preferred stock were issued or outstanding.

NOTE 7 — EQUITY INCENTIVES

In 2006, the Board and shareholders of the Company approved the 2006 Equity Incentive Plan (“2006 Plan”) that replaced the 2003 Equity Incentive Plan (“2003 Plan”).  The 2006 Plan authorizes the Board, or a committee of the Board, to issue or transfer up to an aggregate of 5,530,000 shares of common stock of which 530,202 remain available for issuance.  Awards under the 2006 Plan may include incentive stock options, non-statutory stock options, restricted stock units, restricted stock awards, and SARs.  At the option of the Board, SARs may be settled with cash, shares, or a combination of cash and shares.  The Company settles the exercise of other stock-based compensation with newly issued common shares.

Stock-based compensation cost is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes option pricing model and is recognized as compensation ratably on a straight-line basis over the requisite vesting/service period.  As of December 31, 2009, there was $1.7 million of total unrecognized compensation cost related to share-based compensation arrangements, which is expected to be recognized over a weighted-average period of less than one year.

Stock Options and Stock Appreciation Rights

All stock options and SARs are approved prior to or on the date of grant.  Stock options and SARs are granted at an exercise price equal to or greater than the Company’s stock price on the date of grant.  Both award types vest over a period of zero to three years with a contractual term of five years after vesting.  The Company estimates the fair value of stock options and SARs using the Black-Scholes valuation model.  Key inputs and assumptions used to estimate the fair value of stock options and SARs include the grant price of the award, expected option term, volatility of the Company’s stock, the risk-free rate and the Company’s dividend yield.  The following table presents the weighted-average assumptions used in the valuation and the resulting weighted-average fair value per option or SARs granted:

For the Year Ended December 31:	2009	2008	2007
Expected Life *	3.5 to 5.5 years	3.5 to 5.5 years	2.0 to 2.8 years
Interest Rate	0.3% to 1.8%	1.74% to 3.49%	4.1% to 4.96%
Volatility **	93.0% to 122.93%	85% to 90%	76% to 93%
Dividend Yields	—	—	—
Weighted Average Fair Value of Stock Options Granted During the Year	$0.95	$5.79	$2.77
Weighted Average Fair Value of Stock Appreciation Rights Granted During the Year	$0.56	$1.05	—

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

At December 31, 2009, the aggregate intrinsic value of outstanding and exercisable (fully vested) options and SARs was nil and had a weighted-average remaining contractual term of 4 years.  The total intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007 was $0.2 million, $0.6 million and $3.3 million, respectively.

Restricted Stock Units and Stock Awards

Grants of restricted stock units and stock awards (“Stock Awards”) have been made to Board members, officers, and employees.  Stock Awards have been granted as performance based, earned over a required service period or to Board members and the Company Secretary without any service requirement.  Incentive based grants for officers and employees generally vest and stock is received without restriction to the extent of one-third of the granted stock for each year following the date of grant.  Also, incentive based grants were offered to certain employees in connection with the cash conservation plan and vest over a period of approximately 19 months.  Performance based grants are recognized as compensation based on the probable outcome of achieving the performance condition.  Past compensation for Stock Awards issued to members of the Board of Directors that vested over time were recognized over the vesting period of one to two years.  Stock Awards issued to Board members and the Company Secretary that are fully vested at the time of issue are recognized as compensation upon grant of the award.

The compensation expense recognized by the Company for Stock Awards is based on the closing market price of the Company’s common stock on the date of grant.  For the years ended December 31, 2009, 2008 and 2007 the weighted-average grant-date fair value for Stock Awards was $2.26, $7.06 and $4.35, respectively.

Summary of Equity Incentive Awards

The following table summarizes activity under the Plans during the year ended December 31, 2009:

	Stock Options		SARs		Stock Awards
	Weighted Average Exercise Price	Number of Shares Under Option	Weighted Average Strike Price	Number of Shares Under Option	Weighted Average Grant Price	Number of Shares Under Option
Balance at January 1, 2009	$5.27	3,855,490	$4.35	141,860	$6.97	411,884
Awards Granted	1.62	41,666	0.84	450,000	2.26	534,919
Awards Exercised or Earned	1.00	(100,000)	—	—	4.12	(260,335)
Awards Forfeited	8.00	(260,000)	2.76	(63,854)	6.35	(8,333)
Awards Expired	2.59	(465,500)	—	—	—	—
Balance at December 31, 2009	$5.53	3,071,656	$1.55	528,006	$4.36	678,135

Exercisable at December 31, 2009	$5.15	2,629,991	$4.35	36,349		—

Summary of compensation cost recognized and capitalized related to equity incentives

Summary of Compensation Cost Recognized and Capitalized related to Equity Incentives for the Year Ended December 31 (in thousands):	2009	2008	2007
Stock Options	$1,389	$3,900	$4,790
SARs	470	7	—
Forfeitures related to restructuring	(567)	—	—
Stock Awards:
Performance based	—	(167)	3,029
Vesting over time	487	92	—
Board of Directors	644	950	202
Total	$2,423	$4,782	$8,021
Included in:
Capitalized as Development	950	2,325	1,804
Expensed	1,473	2,457	6,217
	$2,423	$4,782	$8,021

Taxes

A portion of the Company’s granted options are intended to qualify as incentive stock options (“ISO”) for income tax purposes.  As such, a tax benefit is not recorded at the time the compensation cost related to the options is recorded for book purposes due to the fact that an ISO does not ordinarily result in a tax benefit unless there is a disqualifying disposition.  Stock option grants of non-qualified options result in the creation of a deferred tax asset, which is a temporary difference, until the time that the option is exercised.

NOTE 8 — INCOME TAXES

At December 31, 2009 and 2008 we had deferred tax assets principally arising from the net operating loss carry forwards for income tax purposes multiplied by an expected rate of 35%.  As management of the Company cannot determine that it is more likely than not that we will realize the benefit of the deferred tax assets, a valuation allowance equal to the net deferred tax asset has been established at December 31, 2009 and December 31, 2008.  The significant components of the deferred tax asset at December 31, 2009 and 2008 were as follows (in thousands):

	December 31, 2009	December 31, 2008
Operating loss carry forward	$92,086	$63,295
Unamortized exploration expense	10,899	12,838
Fixed asset depreciation	(105)	(31)
Deductible stock based compensation	902	(571)
Deductible temporary difference	$103,782	$75,531
Taxable temporary difference - development costs	(32,502)	(13,691)
Net deductible temporary difference	$71,280	$61,840
Deferred tax asset	$24,948	$21,644
Deferred tax asset valuation allowance	$(24,948)	$(21,644)
Net deferred tax asset	$—	$—

At December 31, 2009 and 2008 we had net operating loss carry forwards of approximately $92.1 million and $63.3 million, respectively, which expire in the years 2023 through 2029.  The change in the allowance account from December 31, 2008 to December 31, 2009 was $3.3 million and the change between December 31, 2008 and December 31, 2007 was $4.2 million.

NOTE 9—COMMITMENTS AND CONTINGENCIES

Mt. Hope Project

The Mt. Hope Lease may be terminated upon the expiration of its 30-year term, earlier at the election of the LLC, or upon a material breach of the agreement and failure to cure such breach.  If the LLC terminates the lease, termination is effective 30 days after receipt by MHMI of written notice to terminate the Mt. Hope Lease and no further payments would be due to MHMI.  In order to maintain the lease, the LLC must pay certain deferral fees and advance royalties as discussed below.

The Mt. Hope Lease Agreement requires a royalty advance (“Construction Royalty Advance”) of 3% of certain construction capital costs, as defined in the Mt. Hope Lease.  The LLC is obligated to pay a portion of the Construction Royalty Advance each time capital is raised for the Mt. Hope Project based on 3% of the expected capital to be used for those certain construction capital costs defined in the lease.  Through December 31, 2009, we have paid $3.3 million of the total Construction Royalty Advance.  Based on our Project Capital Estimate we estimate that $22.2 million remains unpaid related to the Construction Royalty Advance.  Based on the current estimate of raising capital and developing and operating the mine, we believe the LLC’s remaining Construction Royalty Advance will be paid in the year ended December 31, 2010, however, as discussed above, this would only be paid if sufficient capital is raised.  In the event there are any remaining unpaid Construction Royalty Advance amounts on October 19, 2011 due to a delay in achieving expected project financing, the remainder must be paid 50% on October 19, 2011 and 50% on October 19, 2012.

Once the Construction Royalty Advance has been paid in full, the LLC is obligated to pay an advance royalty (“Annual Advance Royalty”) each October 19 thereafter in the amount of $0.5 million per year.  The Construction Royalty Advance and the Annual Advance Royalty are collectively referred to as the “Advance Royalties.”  All Advance Royalties are credited against the MHMI Production Royalties (as hereinafter defined) once the mine has achieved commercial production.  After the mine begins production, the LLC estimates that the Production Royalties will be in excess of the Annual Advance Royalties for the life of the project and, further, the Construction Royalty Advance will be fully recovered (credited against MHMI Production Royalties) by the end of 2014.

Deposits on project property, plant and equipment

At December 31, 2009, we have contracts to purchase mining equipment comprised of two electric shovels and have cancelled orders for mine drills and loaders.  We have a non-binding letter of agreement on 24 haul trucks that establishes our priority for delivery and provides for the then current pricing using market indices upon initiation of an order.  We have active orders with varying stages of fabrication on milling process equipment comprised of two 230kV primary transformers and substation, a primary crusher, a semi-autogenous mill, two ball mills, and various motors for the mills.  We have suspended fabrication on 16 flotation cells, lime slaking equipment, hydrocyclones, and other smaller milling process equipment with the ability to re-initiate fabrication at any time.  We have completed negotiations with the manufacturer of two multi-hearth molybdenum roasters to terminate its fabrication of this equipment and receive fully-fabricated components of the order.  We plan to re-establish a new purchase order with this manufacturer as additional financing is secured and equipment procurement is restarted under then current market terms and conditions.

The following table sets forth the LLC’s cash commitments under mining and milling equipment contracts (collectively, “Purchase Contracts”) at December 31, 2009 (in millions):

Year	As of December 31, 2009
2010	$26.0
2011	21.1
2012	21.1
2013	2.4
Total	$70.6

Obligations under capital and operating leases

We have contractual obligations under capital and operating leases that will require a total of $1.1 million in payments over the next four years.  Our expected payments are $0.5 million, $0.3 million, $0.2 million and $0.1 million for the years ended December 31, 2010, 2011, 2012 and 2013, respectively.

Environmental Considerations

Our mineral property holdings in Shoshone County, Idaho include lands contained in mining districts that have been designated as “Superfund” sites pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act.  This “Superfund Site” was established to investigate and remediate primarily the Bunker Hill properties of Smelterville, Idaho, a small portion of Shoshone County where a large smelter was located.  However, because of the extent of environmental impact caused by the historical mining in the mining district, the Superfund Site covers the majority of Shoshone County including our Chicago-London and Little Pine Creek properties (which are distant from the original smelter location) as well as many small towns located in Northern Idaho.  We have conducted a property environmental investigation of these properties which revealed no evidence of material adverse environmental effects at either property.  We are unaware of any pending action or proceeding relating to any regulatory matters that would affect our financial position due to these inactive mining claims in Shoshone County.

NOTE 10—UNAUDITED SUPPLEMENTARY DATA

The following is a summary of selected quarterly financial information (unaudited):

Year Ended December 31, 2009 (in thousands, except per share amounts)	Q1	Q2	Q3	Q4
Loss from operations	$(3,111)	$(2,890)	$(2,356)	$(2,152)
Other income	8	—	7	16
Net loss	(3,103)	(2,890)	(2,349)	(2,136)
Basic and diluted net loss per share	$(0.04)	$(0.04)	$(0.03)	$(0.03)

Year Ended December 31, 2008
Loss from operations	$(5,750)	$(4,352)	$(3,288)	$(2,716)
Other income	530	503	530	129
Net loss	(5,220)	(3,849)	(2,758)	(2,587)
Basic and diluted net loss per share	$(0.08)	$(0.05)	$(0.04)	$(0.04)

NOTE 11—SUBSEQUENT EVENTS

For the annual financial period ended December 31, 2009, subsequent events were evaluated through March 5, 2010, the date the financial statements were issued.  Significant events requiring disclosure are discussed below.

POS-Minerals Third Installment Election

As discussed previously in Note 1, the LLC Agreement provides for POS-Minerals to elect to either retain its 20% share by contributing an additional $56.0 million plus its 20% share of all Project costs incurred from the Closing Date to the ROD Contribution Date or reduce its ownership interest to 13% and fund its remaining 13% share of all Project costs incurred from the Closing date to the ROD Contribution Date.  While the LLC Agreement had required that such election be made prior to January 31, 2010, the Company and POS-Minerals mutually agreed to extend the time required by 90 days to May 1, 2010.

On March 3, 2010, Pos-Minerals formally made the election to retain its 20% share, and thereby make the additional $56.0 million contribution plus its 20% share of all Project costs incurred from the Closing Date to the ROD Contribution Date.  These additional amounts will be due from POS-Minerals within 15 days after the ROD Contribution Date, previously defined in Note 1 as the date that ROD Contribution Conditions have been satisfied.  The ROD Contribution Conditions are the receipt of major operating permits for the project, the effectiveness of the ROD, and any administrative or judicial appeals with respect thereto are final.  We are currently targeting the effectiveness of the ROD and the satisfaction of the ROD Contribution Conditions to occur late in the fourth quarter of 2010 or early in the first quarter of 2011.

As described in Note 1, if commercial production at the Mt. Hope Project is not achieved by December 31, 2011 for reasons other than a force majeure event, the LLC may be required to return to POS-Minerals a portion of its contributions to the LLC, with no corresponding reduction in POS-Minerals’ ownership percentage.  Based on our current plan and expected timetable, Mt. Hope Project will not achieve commercial production by December 31, 2011.  As POS-Minerals has elected to retain its 20% interest and make its additional $56.0 million contribution, the return of contributions will be $36.0 million on or prior to January 27, 2012.  If POS-Minerals does not make its additional $56.0 million contribution when due on the ROD Contribution Date, its interest will be reduced to 10% and the return of contributions will be zero.

Securities Purchase Agreement with Hanlong (USA) Mining Investment Inc.

Introduction

On March 4, 2010, we (the “Company”) signed a Securities Purchase Agreement (the “Purchase Agreement”) with Hanlong (USA) Mining Investment, Inc. (“Hanlong”), an affiliate of Sichuan Hanlong Group, a large privately held Chinese company.  The Purchase Agreement and the related agreements described below form the basis of a significant investment by Hanlong in the Company that is intended to provide the Company with adequate capital to develop the Mt. Hope Project, a molybdenum deposit near Elko, Nevada, that is the Company’s primary asset.  The Purchase Agreement provides for the sale to Hanlong of shares of our common stock in two tranches that will aggregate 25% of our outstanding stock on a fully diluted basis.  The average price per share, based on the anticipated number of shares to be issued, is $2.88 for an aggregate price of $80 million.  The share issuance is part of a larger transaction that includes the commitment by Hanlong to use its commercially reasonable efforts to procure a $665 million bank loan for the Company (the “Term Loan”) from a prime Chinese bank that will be guaranteed by an affiliate of Hanlong, a $20 million bridge loan from Hanlong to the Company, and a long-term molybdenum supply off-take agreement pursuant to which a Hanlong affiliate will agree to purchase a substantial part of the molybdenum production from the Mt. Hope Project at specified prices.

Background

The Company owns an indirect 80% interest in the Mt. Hope Project.  In February 2008, we formed a limited liability company (the “LLC”) to develop the Mt. Hope Project with POS-Minerals Corporation, an affiliate of POSCO, a Korean company that is one of the world’s largest steel producers.  We contributed the Mt. Hope Project to the LLC in exchange for an 80% interest in the LLC and POS-Minerals contributed $100 million to the LLC for a 20% interest.  Each of us and POS-Minerals has obligations to contribute funds to the LLC in the future to pay for the development of the Mt. Hope Project, which we estimate will cost approximately $1.154 billion.  To fund our obligation, which we estimate to be about $923 million before financing costs, we sought equity and bank financing from several institutional sources.  We began discussions with Hanlong in December 2009.

The Purchase Agreement

Stock Purchase.  The Purchase Agreement provides, subject to terms and conditions of the Purchase Agreement, for the purchase by Hanlong for an aggregate price of $80 million, or approximately 27.755 million shares of our common stock which will equal 25% of our outstanding common stock on a fully-diluted basis following the purchase, or approximately 38.3% of our currently outstanding common stock.  Fully diluted means all of our outstanding common stock plus all outstanding options and warrants, whether or not currently exercisable.  Hanlong is obligated to purchase the first 12.5% of our fully-diluted shares, or approximately 11.895 million (“Tranche 1”) for $40 million, or approximately $3.36 per share, following satisfaction of certain conditions, including receipt of stockholder approval of the equity issuances in connection with the transaction, publication of the notice of availability of the Draft Environmental Impact Statement (the “DEIS”) concerning the Mt. Hope Project by the Bureau of Land Management (the “BLM”), receipt of necessary Chinese government approvals for certain portions of the transaction, assurances from Hanlong as to the availability of the Term Loan, approval of the shares for listing on the NYSE Amex and absence of certain defaults.  The actual number of shares and price per share will be adjusted for any change in the number of fully diluted shares before the closing of Tranche 1.  The parties may waive the conditions to their respective obligations.  The Company anticipates that Tranche 1 will close in the third or fourth quarter of 2010.

The second tranche (“Tranche 2”), which will involve the purchase of approximately 15.860 additional shares, will be for a purchase price of an additional $40 million, or approximately $2.52 per share.  The actual number of shares and price per share will be adjusted for any change in the number of fully diluted shares before the closing of Tranche 2.  Significant conditions to the closing of Tranche 2 include issuance of the Record of Decision for the Mt. Hope Project by the Bureau of Land Management, approval of the plan of operation for the Mt. Hope Project by the BLM, and the completion of documentation for and satisfaction of conditions precedent to lending under the Term Loan.  The Purchase Agreement may be terminated by either party (provided the terminating party is not in default) if the closings of Tranche 1 and Tranche 2 have not occurred by January 31, 2011, and September 30, 2011, respectively, subject to extension under some circumstances to January 31, 2012.

The purchase of common stock by Hanlong will give ArcelorMittal, S.A. (“Arcelor”), which presently owns approximately 10.0% of our fully diluted common stock, the right to acquire additional shares so that it can maintain its current level of ownership.  We are negotiating with Arcelor as to the terms on which it will purchase additional shares of common stock, if any.  If Arcelor acquires more shares pursuant to its pre-emptive right, Hanlong will receive an additional number of shares that will maintain its percentage interest of 25% of the fully diluted common stock.

Hanlong will have the right to purchase a portion of any additional shares of common stock that we issue so that it can maintain its percentage ownership unless its ownership is at the time below 5%.  It may also acquire additional shares so that it maintains a 20% indirect interest in the Mt. Hope Project if our interest in the LLC is reduced below 80%.  If we issue shares to fund our obligation to fund the Mt. Hope Project under certain circumstances and Hanlong exercises its rights to maintain its percentage interest, we will be obligated to refund to Hanlong the cost of such shares over a three-year period up to an aggregate of $9 million.

Loan Procurement.  Pursuant to the Purchase Agreement, Hanlong is obligated to use its commercially reasonable efforts to procure the Term Loan in an amount of at least $665 million with a term of at least 14 years after commercial production begins at the Mt. Hope Project.  The Term Loan is expected to bear interest at a rate of LIBOR plus a spread of between 2% and 4% per annum.  The Purchase Agreement provides that the Term Loan will have customary covenants and conditions; however, the terms of the Term Loan have not been negotiated with the lender and we have no assurance as to the final terms of the Term Loan.  Hanlong or an affiliate is obligated to guarantee the Bank Loan.  When funds can be drawn by the Company under the Term Loan, the Company will pay a $15 million arrangement fee to Hanlong who will pay all fees and expenses associated with the Term Loan before the Term Loan Closing, including those charged by the Chinese bank.

Break Fees.  A break fee is payable by each of us and Hanlong if the Purchase Agreement terminates because of the failure of certain conditions to the closing of Tranche 1 or Tranche 2.  A break fee of $10 million is payable to the Company if the Purchase Agreement is terminated because Hanlong fails to obtain necessary Chinese government approvals or to give its assurances about the availability of the Term Loan.  The Company has agreed to pay $5 million to Hanlong if the conditions concerning our stockholder approval, the publication of the DEIS or the Record of Decision are not timely satisfied or waived and the Purchase Agreement is terminated.  The Company break fees may be increased by $5 million if the Purchase Agreement is terminated and the Company has violated the “no-shop” provisions of the Purchase Agreement and may be increased in other circumstances not to exceed an additional $3 million if the Company requests and Hanlong grants certain extensions of deadlines concerning the DEIS and up to an additional $2 million if the Company requests and Hanlong grants certain extensions concerning the Record of Decision.  In addition, the Company must pay a $2 million fee to Hanlong if it grants the extension concerning the Record of Decision, which fee can be credited against the arrangement fee described above.  The break fee payable by the Company to Hanlong may be paid in cash, or, in certain circumstances, in shares of our common stock at our option.  If paid in shares, the price would be the volume weighted average of our common stock on the NYSE Amex for the five days ending six days after the announcement of the termination.

No Shop.  The Company has agreed that it will not seek alternative proposals that would supplant the proposed transaction with Hanlong until the Closing of the transactions contemplated by the Purchase Agreement or the earlier termination of the Purchase Agreement.  The Board may, in the exercise of its fiduciary obligations, consider an unsolicited offer that it views as superior to the Hanlong transaction.

Registration Rights.  We have agreed to register for sale the shares purchased by Hanlong at its request.

Bridge Loan

Hanlong has also agreed to provide a $20 million bridge loan (the “Bridge Loan”) to the Company which will be available in two equal $10 million tranches.  Both loan tranches are subject to the receipt of requisite Chinese government approvals, and Arcelor’s election concerning its anti-dilution rights.  The second loan tranche will be available five business days after receipt of stockholder approval.  In each case, advances under the Bridge Loan are subject to the satisfaction of customary conditions.  The first tranche of the Bridge Loan will bear interest at LIBOR plus 2% per annum.  The second tranche of the Bridge Loan will bear interest at 10% per annum.  The Bridge Loan will be repaid from the proceeds of the Term Loan.  If Hanlong agrees, the second tranche also may be repaid, at the Company’s election, in shares of the Company’s common stock.  If paid in shares, the price would be the volume weighted average of the Company’s shares on the NYSE Amex for a five-day period after public announcement of the event that required repayment.  The Company may offset its right to receive the break fee against its obligations to repay borrowings under the Bridge Loan.  If not sooner repaid, the Bridge Loan will mature on the earliest of 120 days after the issuance of the Record of Decision, the date on which the Purchase Agreement terminates, and January 31, 2012.  The Bridge Loan and our obligation to pay a break fee to Hanlong under the Purchase Agreement will be secured by a pledge by us of a 10% limited liability company interest in the LLC.

Supply Agreement

The Company will sign a molybdenum supply agreement (the “Supply Agreement”) with a Hanlong affiliate (referred to in this subsequent discussion as “Hanlong”), which will be effective upon the later of the Tranche 2 closing, the Term Loan closing, or the Company’s election not to enter into the Term Loan.  Until the expiration of certain existing molybdenum supply agreements by which the Company is currently bound (the “Existing Supply Agreements”), Hanlong will be required to purchase all the Company’s share of the Mt. Hope molybdenum production above that necessary for the Company to meet its existing supply commitments.  After the expiration of the Existing Supply Agreements, until the original scheduled maturity date of the Term Loan, or if the Company elects not to enter into the Term Loan, 14 years after commencement of commercial production from the Mt. Hope Mine, Hanlong must annually purchase the greater of 16 million pounds and 70% of the Company’s share of Mt. Hope production.  Following the original scheduled maturity date of the Term Loan, or if the Company elects not to enter into the Term Loan, 14 years after commencement of commercial production from the Mt. Hope Mine, Hanlong must purchase a percentage of the Company’s share of Mt. Hope production equal to 2.5 times Hanlong’s fully-diluted percentage ownership of our common stock.  Subject to certain exceptions, the Supply Agreement will terminate once Hanlong’s fully-diluted percentage ownership of the Company falls below 5%. As long as Hanlong continues to guarantee the Term Loan, the Supply Agreement will not terminate even if Hanlong’s ownership falls below 5%.  If the cause of Hanlong’s ownership falling below 5% is a change of control of the Company or a dilutive transaction in which Hanlong does not have the right to participate, the Supply Agreement will not terminate and Hanlong will be obligated to continue to purchase a percentage of the Company’s share of Mt. Hope production equal to 2.5 times Hanlong’s fully-diluted percentage ownership of the Company as it existed immediately prior to such change of control or dilutive transaction.  If the Company elects not to enter into the Term Loan, and the second loan tranche does not close, Hanlong’s obligation to purchase the Company’s share of Mt. Hope production in each of the periods described above will be half of the obligations described above.

Prices under the Supply Agreement are at two levels.  Twenty-five percent of the production Hanlong receives will be sold at a fixed-floor price per pound subject to adjustment, which pricing is similar to floor-price protected contracts that the Company has in place with other large steel producers and metal traders.  Those contracts have fixed-floor prices ranging from $12.50 to $13.50 per pound and incremental discounts above the floor price.  For the remaining 75% of the production Hanlong receives, it will pay spot prices for molybdenum, less a small discount.

The result of the transaction will be that if the Company elects to enter into the Term Loan, or if the Tranche 2 closing occurs, all of Mt. Hope’s production will be committed for the first five years of operation, approximately half of which will contain floor price protection to help support the Company’s ability to service its debt in periods of low metal prices.

Stockholder Agreement

In connection with the Tranche 1 closing, Hanlong will sign a Stockholder Agreement with the Company that limits Hanlong’s future acquisitions of our common stock, provides for designation of up to two directors to our Board, and places some restrictions on Hanlong’s voting and disposition of our shares.

After the Tranche 1 closing, Hanlong will be entitled to nominate one director to our Board so long as it maintains at least a 10% fully diluted interest in the Company.  After the Tranche 2 closing, and so long as Hanlong retains fully-diluted stock ownership of at least 20%, Hanlong will be entitled to nominate a second director.  The Company has agreed to assure that each Hanlong nominee is included in the Board’s slate of nominees submitted to our stockholders, subject to the Board’s fiduciary obligations and compliance by the nominee with applicable law and Company requirements concerning disclosure of information.  The Hanlong nominees may also serve on committees for which they are eligible.  Following the Term Loan closing and until its guaranty has expired or otherwise been terminated, Hanlong will have the right to appoint one representative to the management committee of the LLC.

Hanlong has also agreed not to purchase additional shares, except as permitted by the Purchase Agreement, without the Company’s prior consent following the Tranche 1 closing, and has agreed that it will not solicit proxies, join a group with respect to our equity securities, solicit or encourage an offer from another person for the Company, call a meeting of the Company’s stockholders or make a proposal to the Company’s stockholders, except to the Board.  If our Board receives an offer for the Company, its assets or a merger that the Board determines is in the best interests of the Company’s stockholders, Hanlong is required to vote in favor of such a transaction or tender its shares unless it proposes an alternative transaction that our Board determines is more favorable to our stockholders than the offer received.

Under the Stockholder Agreement, Hanlong may not, without the prior written consent of the Board, transfer ownership in the securities if the recipient would acquire beneficial ownership of more than 5% of our common stock as of the date of such transfer.  The restrictions on Hanlong’s share ownership, voting, disposition and drag-along rights will terminate on the earlier of the time that Hanlong owns less than 12% of our Common Stock, the date that commercial production begins at the Mt. Hope Project, and June 30, 2014.

The equity issuance of the Company’s common stock to Hanlong is subject to stockholder approval and will be voted on in connection with the Company’s 2010 annual meeting of stockholders.

ArcelorMittal Participation

The Company’s November 2007 private placement of 8.257 million shares with ArcelorMittal, the world’s largest steel company, included certain anti-dilution rights.  Pursuant to those rights, ArcelorMittal will potentially have an option to participate in Tranche 1 and Tranche 2 equity issuances or waive those rights.  If ArcelorMittal were to participate in the transaction, the Company estimates that approximately 3.3 million additional shares will be issued to ArcelorMittal and Hanlong’s shares would increase from approximately 27.8 million to 28.9 million shares in aggregate.  The Company is currently discussing with ArcelorMittal the consideration associated with their decision to participate or waive their rights.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management conducted its evaluation of the effectiveness of the Company’s internal controls over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.

The effectiveness of the Company’s assessment of internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

ITEM 9B.           OTHER INFORMATION

None.

PART III

ITEM 10.             DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding directors and executive officers of registrant is presented under the heading “Directors and Executive Officers” in our definitive proxy statement for use in connection with the 2010 Annual Meeting of Stockholders (“2010 Proxy Statement”) to be filed within 120 days after our fiscal year ended December 31, 2009, and is incorporated herein by this reference thereto.

Information regarding Section 16(a) beneficial ownership reporting compliance report is presented under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2010 Proxy Statement, and is incorporated herein by this reference thereto.  Information regarding our code of ethics is presented under the heading “Code of Business Conduct and Ethics” in our 2010 Proxy Statement, and is incorporated herein by reference thereto.  Information regarding our Audit Committee, Finance Committee and our Nominating Committee is presented under the heading “The Board of Directors, Board Committees and Director Independence” in our 2010 Proxy Statement, and is incorporated herein by reference thereto.

ITEM 11.             EXECUTIVE COMPENSATION

Information regarding executive compensation is presented under the heading “Executive Compensation” in our 2010 Proxy Statement, and is incorporated herein by this reference thereto.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding certain information with respect to our equity compensation plans as of December 31, 2009 is set forth under the heading “Equity Compensation Plan Information” in our 2010 Proxy Statement, and is incorporated herein by this reference thereto.

Information regarding security ownership of certain beneficial owners and management is set forth under the heading “Voting Securities and Principal Holders” in our 2010 Proxy Statement, and is incorporated herein by this reference thereto.

ITEM 13.             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions is presented under the heading “Certain Relationships and Related Transactions” in our 2010 Proxy Statement, and is incorporated herein by this reference thereto.

ITEM 14.             PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding principal accounting fees and services is presented under the headings “Audit Fees”, “Audit-Related Fees”, “Tax Fees”, and “All Other Fees” in our 2010 Proxy Statement, and is incorporated herein by this reference thereto.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)                                  Financial Statements

See the Index to Consolidated Financial Statements included on page 44 for a list of the financial statements included in this Form 10-K.

(2)                                  Financial Statement Schedules

Financial statement schedules are omitted because they are not required or are not applicable.

(3)                                  Exhibits

Exhibit Number		Description
2.	1†	Agreement and Plan of Merger, dated October 5, 2007 (Filed as Exhibit 99.1 to our Current Report on Form 8-K filed on October 5, 2007.)
3.	1†	Certificate of Incorporation (Filed as Exhibit 3.1 to our Current Report on Form 8-K filed on October 5, 2007.)
3.	2†	Amended and Restated Bylaws (Filed as Exhibit 3.1 to our Current Report on Form 8-K filed on December 8, 2008.)
4.	1†	Form of Security Purchase Agreement in connection with the private placement completed February 15, 2006 (Filed as Exhibit 4.1 to our Current Report on Form 8-K filed on February 17, 2006.)
4.	2†	Form of Common Stock Purchase Warrant in connection with the private placement completed February 15, 2006 (Filed as Exhibit 4.2 to our Current Report on Form 8-K filed on February 17, 2006.)
4.	3†

Form of Common Stock Warrant Issued Pursuant to Placement Agent Agreement in connection with the private placement completed February 15, 2006 (Filed as Exhibit 4.3 to our Current Report on Form 8-K filed on February 17, 2006.)

4.	4†	Form of Common Stock Purchase Warrant in connection with the private placement completed January 10, 2006 (Filed as Exhibit 4.3 to our Current Report on Form 8-K filed on January 17, 2006.)
4.	5†

Letter #1 to Investors regarding Registration Rights dated January 6, 2006 in connection with the private placement completed January 10, 2006 (Filed as Exhibit 4.4 to our Current Report on Form 8-K filed on January 17, 2006.)

4.	6†

Letter #2 to Investors regarding Registration Rights dated January 6, 2006 in connection with the private placement completed January 10, 2006 (Filed as Exhibit 4.5 to our Current Report on Form 8-K filed on January 17, 2006.)

4.	7†	Securities Purchase Agreement, dated March 28, 2007, for the private placement completed in April 2007 (Filed as Exhibit 4.5 to our Registration Statement on Form S-3 filed on May 14, 2007.)
4.	8†	Form of Warrant Agreement for the private placement completed in April 2007 (Filed as Exhibit 4.6 to our Registration Statement on Form S-3 filed on May 14, 2007.)
10.	1†	Lease Agreement, dated October 17, 2005, between the Company and Mount Hope Mines, Inc. (Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on January 23, 2006.)
10.	2†	Modification to Mount Hope Mines Lease Agreement, dated January 26, 2006 (Filed as Exhibit 10.11 to our Annual Report on Form 10-KSB filed on March 31, 2006.)
10.	3†

Amendment to Lease Agreement, made effective as of November 20, 2007, between the Company and Mount Hope Mines, Inc. (Filed as Exhibit 10.3 to our Annual Report on Form 10-KSB filed on March 21, 2008.)

10.	4†	Option to Lease, dated November 12, 2004, between the Company and Mount Hope Mines, Inc. (Filed as Exhibit 10.1 to our Annual Report on Form 10-KSB filed on April 6, 2005.)
10.	5†	Stock Purchase Agreement, dated December 11, 2006, between the Company and Equatorial Mining Limited (Filed as Exhibit 10.17 to our Annual Report on Form 10-KSB filed on April 3, 2007.)
10.	6†	Securities Purchase Agreement, dated as of November 19, 2007, between the Company and ArcelorMittal S.A. (Filed as Exhibit 10.6 to our Annual Report on Form 10-KSB filed on March 21, 2008.)
10.	7†+	Amended and Restated Employment Agreement, dated September 13, 2007, between the Company and Bruce D. Hansen (Filed as Exhibit 99.1 to our Current Report on Form 8-K filed on September 18, 2007.)
10.	8†+

First Amendment to Amended and Restated Employment Agreement, dated effective as of January 1, 2009, between the Company and Bruce D. Hansen (Filed as Exhibit 10.8 to our Annual Report on Form 10-K filed on February 27, 2009)

Exhibit Number		Description
10.	9†+

Second Amendment to the Amended and Restated Employment Agreement, dated effective as of February 27, 2009, between the Company and Bruce D. Hansen (Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on March 5, 2009.)

10.	10†+	Employment Agreement, dated as of April 25, 2007, between the Company and David Chaput (Filed as Exhibit 99.1 to our Current Report on Form 8-K filed on April 27, 2007.)
10.	11†+

First Amendment to Employment Agreement, dated effective as of January 1, 2009, between the Company and David A. Chaput (Filed as Exhibit 10.10 to our Annual Report on Form 10-K filed on February 27, 2009.)

10.	12†+

Second Amendment to the Employment Agreement, dated effective as of February 27, 2009, between the Company and David A. Chaput (Filed as Exhibit 10.2 to our Current Report on Form 8-K filed on March 5, 2009.)

10.	13†+	Form of Indemnification Agreement (Filed as Exhibit 10.18 to our Current Report on Form 8-K filed on October 5, 2007.)
10.	14†+	General Release and Settlement Agreement between the Company and Robert L. Russell entered into on October 1, 2007 (Filed as Exhibit 10.10 to our Annual Report on Form 10-KSB filed on March 21, 2008.)
10.	15†+	Consulting and Advisory Agreement between the Company and Robert L. Russell entered into on October 1, 2007 (Filed as Exhibit 10.11 to our Annual Report on Form 10-KSB filed on March 21, 2008.)
10.	16†+	Letter Agreement dated December 16, 2008, between the Company and Robert L. Russell (Filed as Exhibit 10.14 to our Annual Report on Form 10-K filed on February 27, 2009.)
10.	17†+	2003 Stock Option Plan of the Company (Filed as Exhibit 4.1 to our General Form for Registration of Securities of Small Business Issuers on Form 10-SB/A filed on May 14, 2004)
10.	18†+

Form of Stock Option Agreement under 2003 Stock Option Plan of the Company (Filed as Exhibit 4.2 to our General Form for Registration of Securities of Small Business Issuers on Form 10-SB/A filed on May 14, 2004)

10.	19†+	First Amendment to 2003 Stock Option Plan of the Company, dated effective as of January 1, 2009 (Filed as Exhibit 10.17 to our Annual Report on Form 10-K filed on February 27, 2009.)
10.	20†+	2006 Equity Incentive Plan of the Company, as amended (Filed as Exhibit 99.1 to our Registration Statement on Form S-8 filed on February 13, 2008.)
10.	21†+	Form of Stock Option Grant Notice and Agreement under 2006 Equity Incentive Plan of the Company (Filed as Exhibit 10.13 to our Annual Report on Form 10-KSB filed on April 3, 2007.)
10.	22†+	Form of Restricted Stock Agreement under 2006 Equity Incentive Plan of the Company (Filed as Exhibit 10.14 to our Annual Report on Form 10-KSB filed on April 3, 2007.)
10.	23†+	Form of Non-Employee Option Award Agreement (Filed as Exhibit 99.1 to our Registration Statement on Form S-8 filed on January 12, 2007.)
10.	24†+	Form of Employee Stock Option Agreement (Filed as Exhibit 99.2 to our Registration Statement on Form S-8 filed on January 12, 2007.)
10.	25†+	First Amendment to 2006 Equity Incentive Plan of the Company, dated effective as of January 1, 2009 (Filed as Exhibit 10.23 to our Annual Report on Form 10-K filed on February 27, 2009.)
10.	26†*	Molybdenum Supply Agreement between General Moly and ArcelorMittal Purchasing SAS, dated as of December 28, 2007 (Filed as Exhibit 10.19 to our Annual Report on Form 10-KSB filed on March 21, 2008.)
10.	27†

Contribution Agreement between Nevada Moly, LLC, a wholly-owned subsidiary of the Company (“Nevada Moly”), Eureka Moly, LLC, and POS-Minerals Corporation (Filed as Exhibit 10.20 to our Quarterly Report on Form 10-Q filed on May 7, 2008.)

10.	28†	Amended and Restated Limited Liability Company Agreement of Eureka Moly, LLC (Filed as Exhibit 10.20 to our Quarterly Report on Form 10-Q filed on May 7, 2008.)
10.	29†

Amendment No. 1 to Limited Liability Company Agreement of Eureka Moly, LLC, dated as of October 28, 2008, between Nevada Moly, LLC and POS-Minerals Corporation (Filed as Exhibit 10.27 to our Annual Report on Form 10-K filed on February 27, 2009.)

10.	30†

Amendment No. 2 to Limited Liability Company Agreement of Eureka Moly, LLC, dated as of January 20, 2010, between Nevada Moly, LLC and POS-Minerals Corporation (Filed as Exhibit 10.3 to our Current Report on Form 8-K filed on January 25, 2010.)

10.	31†

Guarantee and Indemnity Agreement, dated February 26, 2008, by POSCO Canada Ltd., in favor of Nevada Moly, LLC and the Company (Filed as Exhibit 10.20 to our Quarterly Report on Form 10-Q filed on May 7, 2008.)

10.	32†+	Amended and Restated Employment Agreement, dated January 30, 2007, between the Company and Andrew J. Russell (Filed as Exhibit 10.23 to our Quarterly Report on Form 10-Q filed on August 4, 2008.)

Exhibit Number		Description
10.	33†+

Amendment to Amended and Restated Employment Agreement, dated January 14, 2008, by and between the Company and Andrew J. Russell (Filed as Exhibit 10.24 to our Quarterly Report on Form 10-Q filed on August 4, 2008.)

10.	34†+	Andrew J. Russell Waiver and Release Agreement, dated effective as of August 1, 2008 (Filed as Exhibit 10.45 to our Quarterly Report on Form 10-Q filed on May 1, 2009.)
10.	35†	Molybdenum Supply Agreement between the Company and SeAH Besteel Corporation, dated as of May 14, 2008 (Filed as Exhibit 10.20 to our Quarterly Report on Form 10-Q filed on August 4, 2008.)
10.	36†*	Molybdenum Supply Agreement between the Company and Sojitz Corporation, dated as of August 8, 2008 (Filed as Exhibit 10.26 to our Quarterly Report on Form 10-Q filed on November 3, 2008.)
10.	37†+	Employment Agreement, dated as of October 5, 2007, between the Company and Robert I. Pennington (Filed as Exhibit 10.33 to our Annual Report on Form 10-K filed on February 27, 2009.)
10.	38†+

First Amendment to Employment Agreement, dated effective as of January 1, 2009, between the Company and Robert I. Pennington (Filed as Exhibit 10.34 to our Annual Report on Form 10-K filed on February 27, 2009.)

10.	39†+	Employment Agreement, dated as of July 25, 2007, between the Company and Gregory E. McClain (Filed as Exhibit 10.35 to our Annual Report on Form 10-K filed on February 27, 2009.)
10.	40†+

First Amendment to Employment Agreement, dated effective as of January 1, 2009, between the Company and Gregory E. McClain (Filed as Exhibit 10.36 to our Annual Report on Form 10-K filed on February 27, 2009.)

10.	41†+	Employment Agreement, dated as of June 20, 2007, between the Company and Daniel G. Zang (Filed as Exhibit 10.37 to our Annual Report on Form 10-K filed on February 27, 2009.)
10.	42†+

First Amendment to Employment Agreement, dated effective as of January 1, 2009, between the Company and Daniel G. Zang (Filed as Exhibit 10.38 to our Annual Report on Form 10-K filed on February 27, 2009.)

10.	43†+	Daniel G. Zang Waiver and Release Agreement (Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on May 20, 2009.)
10.	44†+	Form of Stock Appreciation Right Grant Notice and Agreement under the Company’s 2006 Equity Incentive Plan (Filed as Exhibit 10.3 to our Current Report on Form 8-K filed on March 5, 2009.)
10.	45†+

Change of Control Severance Agreement, dated effective as of April 23, 2009, between the Company and Robert Pennington (Filed as Exhibit 10.42 to our Quarterly Report on Form 10-Q filed on May 1, 2009.)

10.	46†+

Change of Control Severance Agreement, dated effective as of April 23, 2009, between the Company and Gregory E. McClain (Filed as Exhibit 10.43 to our Quarterly Report on Form 10-Q filed on May 1, 2009.)

10.	47†+	Form of Stay Bonus Agreement for Bruce P. Hansen, David A. Chaput, Robert I. Pennington and Gregory E. McClain (Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on May 12, 2009.)
10.	48+	Stay Bonus Agreement for Lee M. Shumway (filed herewith)
10.	49+	Employment Agreement, dated November 6, 2007, between the Company and Lee M. Shumway (filed herewith)
10.	50+	Change of Control Severance Agreement, dated effective as of March 16, 2009, between the Company and Lee M. Shumway (filed herewith)
14.	1†	Code of Conduct and Ethics of Idaho General Mines, Inc. adopted June 30, 2006 (Filed as Exhibit 14.1 to our Current Report on Form 8-K filed on July 7, 2006.)
16.	1†	Letter from Williams & Webster, P.S. dated August 22, 2007 (Filed as Exhibit 16.1 to our Current Report on Form 8-K filed on August 23, 2007.)
21.	1	Subsidiaries of General Moly, Inc. (Filed herewith)
23.	1	Consent of PricewaterhouseCoopers LLP (Filed herewith)
31.	1	Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a) (Filed herewith)
31.	2	Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a) (Filed herewith)
32.	1	Certification of CEO pursuant to Section 1350 (Furnished herewith)
32.	2	Certification of CFO pursuant to Section 1350 (Furnished herewith)

†                  Previously filed as indicated and incorporated herein by reference.

+                 Management contract.

*                 Confidential treatment has been granted for certain portions of this exhibit, and such confidential portions have been separately filed with the Securities Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Lakewood, Colorado on March 5, 2010.

GENERAL MOLY, INC.

By:	/s/ Bruce D. Hansen
Name:	Bruce D. Hansen
Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Exchange Act, this report has been signed below on March 5, 2010, by the following persons, on behalf of the Registrant, and in the capacities indicated.

/s/ Bruce D. Hansen	Chief Executive Officer and Director
Bruce D. Hansen	(Principal Executive Officer)

/s/ David A. Chaput	Chief Financial Officer
David A. Chaput	(Principal Financial Officer)

/s/ Lee M. Shumway	Controller and Treasurer
Lee M. Shumway	(Principal Accounting Officer)

/s/ Ricardo M. Campoy	Director
Ricardo M. Campoy

/s/ Mark A. Lettes	Director
Mark A. Lettes

/s/ Jean-Pierre M. Ergas	Director
Jean-Pierre M. Ergas

/s/ Gary A. Loving	Director
Gary A. Loving

/s/ R. David Russell	Director
R. David Russell

/s/ Richard F. Nanna	Director
Richard F. Nanna

/s/ Andrew G. Sharkey	Director
Andrew G. Sharkey