Form 10-Q
period 2010-03-31
General Moly, Inc
filed 2010-05-06
CIK 1275229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☐ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

The number of shares outstanding of registrant’s common stock as of May 5, 2010, was 72,567,538.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GENERAL MOLY, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	March 31, 2010	December 31,
	(Unaudited)	2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$24,617	$48,614
Deposits, prepaid expenses and other current assets	184	179
Total Current Assets	24,801	48,793
Mining properties, land and water rights — Note 4	103,978	101,190
Deposits on project property, plant and equipment	66,059	42,648
Restricted cash held for electricity transmission	12,286	12,286
Restricted cash held for reclamation bonds	1,133	1,133
Non-mining property and equipment, net	503	553
Other assets	2,994	2,994
TOTAL ASSETS	$211,754	$209,597
LIABILITIES, CONTINGENTLY REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$8,055	$3,799
Current portion of long term debt	153	163
Total Current Liabilities	8,208	3,962
Provision for post closure reclamation and remediation costs	561	586
Deferred gain	200	100
Long term debt, net of current portion	231	268
Total Liabilities	9,200	4,916

COMMITMENTS AND CONTINGENCIES – NOTE 9

CONTINGENTLY REDEEMABLE NONCONTROLLING INTEREST	99,761	99,761

EQUITY
Preferred stock, Series A, $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized, 72,567,538 and 72,437,538 shares issued and outstanding, respectively	73	72
Additional paid-in capital	188,007	187,290
Accumulated deficit before exploration stage	(213)	(213)
Accumulated deficit during exploration and development stage	(85,074)	(82,229)
Total Equity	102,793	104,920
TOTAL LIABILITIES, CONTINGENTLY REDEEMABLE NONCONTROLLING INTEREST AND EQUITY	$211,754	$209,597

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOLY, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited - In thousands, except per share amounts)

	Three Months Ended		January 1, 2002 (Inception of Exploration
	March 31, 2010	March 31, 2009	Stage) to March 31, 2010

REVENUES	$—	$—	$—
OPERATING EXPENSES:
Exploration and evaluation	127	198	37,637
General and administrative expense	2,719	2,913	51,705
TOTAL OPERATING EXPENSES	2,846	3,111	89,342
LOSS FROM OPERATIONS	(2,846)	(3,111)	(89,342)
OTHER INCOME
Interest and dividend income	1	8	3,964
Other income	—	—	65
TOTAL OTHER INCOME	1	8	4,029
LOSS BEFORE TAXES	(2,845)	(3,103)	(85,313)
Income Taxes	—	—	—
NET LOSS	$(2,845)	$(3,103)	$(85,313)
Less: Net loss attributable to contingently redeemable noncontrolling interest	—	103	239
NET LOSS ATTRIBUTABLE TO GENERAL MOLY, INC.	$(2,845)	$(3,000)	$(85,074)
Basic and diluted net loss attributable to General Moly per share of common stock	$(0.04)	$(0.04)
Weighted average number of shares outstanding – basic and diluted	72,546	71,964

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOLY, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited – In thousands)

	Three Months Ended		January 1, 2002 (Inception of Exploration Stage) to
	March 31, 2010	March 31, 2009	March 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(2,845)	$(3,103)	$(85,313)
Adjustments to reconcile net loss to net cash used by operating activities:
Services and expenses paid with common stock	—	—	1,990
Forfeitures of deposits on property and equipment	—	—	378
Depreciation and amortization	89	85	986
Equity compensation for employees and directors	431	284	13,889
Decrease (increase) in deposits, prepaid expenses and other	(5)	(136)	(92)
Decrease (increase) in restricted cash held for electricity transmission	—	259	(12,286)
(Decrease) increase in accounts payable and accrued liabilities	(1,191)	(390)	2,174
(Decrease) increase in post closure reclamation and remediation costs	(25)	—	352
Net cash used by operating activities	(3,546)	(3,001)	(77,922)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for the purchase of equipment	—	—	(1,424)
Purchase of securities	—	—	(137)
Purchase and development of mining properties, land and water rights	(2,772)	(8,200)	(97,405)
Deposits on property, plant and equipment	(17,788)	(710)	(60,814)
Proceeds from option to purchase agreement	100	—	200
Increase in restricted cash held for reclamation bonds	—	—	(642)
Cash provided by sale of marketable securities	—	—	246
Net cash used by investing activities	(20,460)	(8,910)	(159,976)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock, net of issuance costs	56	—	165,260
Cash proceeds from POS-Minerals Corporation	—	—	100,000
Cash paid to POS-Minerals Corporation for purchase price adjustment	—	—	(2,994)
Decrease (increase) in restricted cash — Eureka Moly, LLC	—	10,776	—
Net (decrease) increase in debt	(47)	(32)	203
Net cash provided by financing activities	9	10,744	262,469
Net (decrease) increase in cash and cash equivalents	(23,997)	(1,167)	24,571
Cash and cash equivalents, beginning of period	48,614	78,462	46
Cash and cash equivalents, end of period	$24,617	$77,295	$24,617
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Equity compensation capitalized as development	$267	$29	$5,346
Restricted cash held for reclamation bond acquired in an acquisition	—	—	491
Post closure reclamation and remediation costs and accounts payable assumed in an acquisition	—	—	263
Common stock and warrants issued for property and equipment	—	—	1,586
Accrued portion of deposits on property, plant and equipment	(5,411)	—	(5,411)

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

The Mt. Hope Project.  From October 2005 to January 2008, we owned the rights to 100% of the Mt. Hope Project.  Effective as of January 1, 2008, we contributed all of our interest in the assets related to the Mt. Hope Project, including our lease of the Mt. Hope Project into a newly formed entity, Eureka Moly, LLC, a Delaware limited liability company (“LLC”), and in February 2008 (“Closing Date”) entered into an agreement (“LLC Agreement”) for the development and operation of the Mt. Hope Project (“Project”) with POS-Minerals Corporation (“POS-Minerals”) an affiliate of POSCO, a large Korean steel company.  Under the LLC Agreement, POS-Minerals owns a 20% interest in the LLC and General Moly, through a wholly-owned subsidiary, owns an 80% interest.  These ownership interests and/or required contributions under the LLC Agreement are discussed below.

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

As a result of the ROD Contribution Date not occurring on or before December 31, 2009, the LLC Agreement allowed POS-Minerals to elect (“Ownership Election”) to either retain its 20% share by contributing an additional $56.0 million plus its 20% share of all Project costs incurred from the Closing Date to the ROD Contribution Date or reduce its ownership interest to 13%.  On March 3, 2010, POS-Minerals formally made the election to retain its 20% share, and therefore elected to make the additional $56.0 million contribution plus its 20% share of all Project costs incurred from the Closing Date to the ROD Contribution Date.

In addition, if commercial production at the Mt. Hope Project is not achieved by December 31, 2011, for reasons other than a force majeure event, the LLC may be required to return to POS-Minerals $36.0 million of its contributions to the LLC, with no corresponding reduction in POS-Minerals’ ownership percentage.  Based on our current plan and expected timetable, Mt. Hope Project will not achieve commercial production by December 31, 2011, and our payment to POS-Minerals will be due January 27, 2012.  If POS-Minerals does not make its additional $56.0 million contribution when due after the ROD Contribution Date, its interest will be reduced to 10% and the return of contributions will be zero.

Our wholly-owned subsidiary and 80% owner of the LLC, Nevada Moly (“Nevada Moly”), is obligated under the terms of the LLC Agreement to make capital contributions to fund the return of contributions to POS-Minerals, if required.  If Nevada Moly does not make these capital contributions, POS-Minerals has an election to either make a secured loan to the LLC to fund the return of contributions, or receive an additional interest in the LLC of approximately 5%.  In the latter case, our interest in the LLC is subject to dilution by a percentage equal to the ratio of 1.5 times the amount of the unpaid contributions over the aggregate amount of deemed capital contributions (as determined under the LLC Agreement) of both parties to the LLC (“Dilution Formula”).  At December 31, 2009, the aggregate amount of deemed capital contributions of both parties was $880.0 million.

Furthermore, a provision in the LLC Agreement permits POS-Minerals the option to put its interest in the LLC to Nevada Moly after a change of control of the Company, as defined in the LLC agreement, followed by (i) failure to begin full construction at the LLC by the Company or the surviving entity before December 31, 2010, or (ii) failure to use standard mining industry practice in connection with development and operation of the project as contemplated by the parties for a period of twelve months after December 31, 2010.  If POS-Minerals puts its interest, Nevada Moly would be required to purchase the interest for 120% of POS-Minerals contributions to the LLC plus 10% interest.

The Initial Contributions of $100.0 million that were made by POS-Minerals during 2008 were expended by the second quarter of 2009 in accordance with the program and budget requirements of the Mt. Hope Project.  Nevada Moly is required, pursuant to the terms of the LLC Agreement, to advance funds required to pay costs for the development of the Mt. Hope Project that exceed the Initial Contributions until the ROD Contribution Date, at which point the contributions described above to be made by POS-Minerals will be applied to reimburse us for POS-Minerals’ share of such development costs.  All costs incurred after the ROD Contribution Date will be allocated and funded pro rata based on each party’s ownership interest.  The interest of a party in the LLC that does not make its pro rata capital contributions to fund costs incurred after the ROD Contribution Date is subject to dilution based on the Dilution Formula.

NOTE 2 — LIQUIDITY, CAPITAL REQUIREMENTS AND RESTRUCTURING

Our consolidated cash balance at March 31, 2010, was $24.6 million compared to $48.6 million at December 31, 2009.  The cash needs for the development of the Mt. Hope Project require that we or the LLC finalize significant financing in addition to the capital contributions to be received from POS-Minerals.  As described in Note 1, POS-Minerals formally made the election to retain its 20% share, thereby agreeing to make an additional $56.0 million contribution plus its 20% share of all Project costs incurred from the Closing Date to the ROD Contribution Date.

The new anticipated sources of financing described below, combined with the election by POS-Minerals to retain its 20% share and make required contributions, provide substantially all of our currently planned funding required to construct and place into commercial operation the Mt. Hope Project.

Securities Purchase Agreement with Hanlong (USA) Mining Investment Inc. and Chinese Bank Loan

On March 4, 2010, we signed a Securities Purchase Agreement (the “Purchase Agreement”) with Hanlong (USA) Mining Investment, Inc. (“Hanlong”), an affiliate of Sichuan Hanlong Group, a large privately held Chinese company.  We began discussions with Hanlong in December, 2009.  The Purchase Agreement and the related agreements described below form the basis of a significant investment by Hanlong in the Company that is intended to provide the Company with adequate capital to develop the Mt. Hope Project.  The Purchase Agreement provides for the sale to Hanlong of shares of our common stock in two tranches that will aggregate 25% of our outstanding stock on a fully diluted basis.  The average price per share, based on the anticipated number of shares to be issued, is $2.88 for an aggregate price of $80 million, and constitutes a small premium as compared to the $2.60 closing share price of the Company on March 4, 2010.  The share issuance is part of a larger transaction that includes the commitment by Hanlong to use its commercially reasonable efforts to procure a $665 million bank loan for the Company (the “Term Loan”) from a prime Chinese bank that will be guaranteed by an affiliate of Hanlong, a $20 million bridge loan from Hanlong to the Company, and a long-term molybdenum supply off-take agreement pursuant to which a Hanlong affiliate will agree to purchase a substantial part of the molybdenum production from the Mt. Hope Project at specified prices.

Securities Purchase Agreement

Stock Purchase.  The Purchase Agreement provides, subject to terms and conditions of the Purchase Agreement, for the purchase by Hanlong for an aggregate price of $80 million, of approximately 27.8 million shares of our common stock which will equal 25% of our outstanding common stock on a fully-diluted basis following the purchase, or approximately 38.3% of our currently outstanding common stock.  Fully diluted means all of our outstanding common stock plus all outstanding options and warrants, whether or not currently exercisable.  Hanlong is obligated to purchase the first 12.5% of our fully-diluted shares, or approximately 11.9 million (“Tranche 1”) for $40 million, or approximately $3.36 per share, following satisfaction of certain conditions, including receipt of stockholder approval of the equity issuances in connection with the transaction, publication of the notice of availability of the Draft Environmental Impact Statement (the “DEIS”) concerning the Mt. Hope Project by the Bureau of Land Management (the “BLM”), receipt of necessary Chinese government approvals for certain portions of the transaction, assurances from Hanlong as to the availability of the Term Loan, approval of the shares for listing on the NYSE Amex and absence of certain defaults.  The actual number of shares and price per share will be adjusted for any change in the number of fully diluted shares before the closing of Tranche 1.  The parties may waive the conditions to their respective obligations.  The Company anticipates that Tranche 1 will close in the third or fourth quarter of 2010.

The second tranche (“Tranche 2”), which will involve the purchase of approximately 15.9 million additional shares, will be for a purchase price of an additional $40 million, or approximately $2.52 per share.  The actual number of shares and price per share will be adjusted for any change in the number of fully diluted shares before the closing of Tranche 2.  Significant conditions to the closing of Tranche 2 include issuance of the Record of Decision for the Mt. Hope Project by the Bureau of Land Management, approval of the plan of operation for the Mt. Hope Project by the BLM, and the completion of documentation for and satisfaction of conditions precedent to lending under the Term Loan.  The Purchase Agreement may be terminated by either party (provided the terminating party is not in default) if the closings of Tranche 1 and Tranche 2 have not occurred by January 31, 2011, and September 30, 2011, respectively, subject to extension under some circumstances to January 31, 2012.

The potential purchase of common stock by Hanlong gave ArcelorMittal, S.A. (“Arcelor”), which presently owns approximately 10.0% of our fully diluted common stock, the right to acquire additional shares so that it could maintain its current level of ownership.  Subsequent to March 31, 2010, on April 16, 2010, we entered into a Consent and Waiver Agreement whereby Arcelor agreed to waive its anti-dilution rights with respect to the Company’s proposed issuance of stock under the Hanlong investment.  Arcelor will retain anti-dilution rights for future issuances of Company common stock.  Arcelor also consented to the issuance of common stock at a price that may be below the market price.  Arcelor will also have the one-time right to purchase a number of shares that will ensure that Arcelor owns 10% of the outstanding common stock if we issue more than 10,000,000 shares of common stock.  In connection with the Consent and Waiver Agreement, Arcelor and the Company also entered into an Extension Molybdenum Supply Agreement on April 16, 2010 (the “Extension Agreement”), providing Arcelor with a five-year option to make effective an agreement to purchase from the Company three million pounds of molybdenum per year for 10 years following the expiration of the current five year, 6.5 million annual pound molybdenum supply agreement.  The additional optional off-take will be priced in alignment with the Company’s existing supply agreements.  In order for Arcelor to exercise this option and make the Extension Agreement effective, Arcelor must have beneficial ownership of more than 11,100,000 shares of Company common stock on or prior to April 15, 2015.  Arcelor currently owns 8,256,699 shares of common stock.

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

Break Fees.  A break fee is payable by both the Company and Hanlong if the Purchase Agreement terminates because of the failure of certain conditions to the closing of Tranche 1 or Tranche 2.  A break fee of $10 million is payable to the Company if the Purchase Agreement is terminated because Hanlong fails to obtain necessary Chinese government approvals or to give its assurances about the availability of the Term Loan.  The Company has agreed to pay $5 million to Hanlong if the conditions concerning our stockholder approval, the publication of the DEIS or the Record of Decision are not timely satisfied or waived and the Purchase Agreement is terminated.  The Company break fees may be increased by $5 million if the Purchase Agreement is terminated and the Company has violated the “no-shop” provisions of the Purchase Agreement and may be increased in other circumstances not to exceed an additional $3 million if the Company requests and Hanlong grants certain extensions of deadlines concerning the DEIS and up to an additional $2 million if the Company requests and Hanlong grants certain extensions concerning the Record of Decision.  In addition, the Company must pay a $2 million fee to Hanlong if it grants the extension concerning the Record of Decision, which fee can be credited against the arrangement fee described above.  The break fee payable by the Company to Hanlong may be paid in cash, or, in certain circumstances, in shares of our common stock at our option.  If paid in shares, the price would be the volume weighted average of our common stock on the NYSE Amex for the five days ending six days after the announcement of the termination.

No Shop.  The Company has agreed that it will not seek alternative proposals that would supplant the proposed transaction with Hanlong until the Closing of the transactions contemplated by the Purchase Agreement or the earlier termination of the Purchase Agreement.  The Board may, in the exercise of its fiduciary obligations, consider an unsolicited offer that it views as superior to the Hanlong transaction.  The Company can terminate the Hanlong transaction for a superior offer by paying Hanlong a break fee in cash.

Registration Rights.  We have agreed to register for sale the shares purchased by Hanlong at its request.

Chinese Bank Loan.  Pursuant to the Purchase Agreement, Hanlong is obligated to use its commercially reasonable efforts to procure the Term Loan in an amount of at least $665 million with a term of at least 14 years after commercial production begins at the Mt. Hope Project.  The Term Loan is expected to bear interest at a rate of LIBOR plus a spread of between 2% and 4% per annum.  The Purchase Agreement provides that the Term Loan will have customary covenants and conditions; however, the terms of the Term Loan have not been negotiated with the lender and we have no assurance as to the final terms of the Term Loan.  Hanlong or an affiliate is obligated to guarantee the Bank Loan.  When funds can be drawn by the Company under the Term Loan, the Company will pay a $15 million arrangement fee to Hanlong who will pay all fees and expenses associated with the Term Loan before the Term Loan Closing, including those charged by the Chinese bank.

Bridge Loan

Hanlong has also agreed to provide a $20 million bridge loan (the “Bridge Loan”) to the Company in two equal $10 million tranches.  Subsequent to March 31, 2010, we drew down Tranche 1 in the amount of $10 million on April 26, 2010.  The second loan tranche will be available five business days after receipt of stockholder approval and is subject to the satisfaction of customary conditions.  The first tranche of the Bridge Loan bears interest at LIBOR plus 2% per annum.  The second tranche of the Bridge Loan will bear interest at 10% per annum.  The Bridge Loan will be repaid from the proceeds of the Term Loan.  If Hanlong agrees, the second tranche may also be repaid, at the Company’s election, in shares of the Company’s common stock.  If paid in shares, the price would be the volume weighted average of the Company’s shares on the NYSE Amex for a five-day period after public announcement of the event that required repayment.  The Company may offset its right to receive the break fee against its obligations to repay borrowings under the Bridge Loan.  If not sooner repaid, the Bridge Loan will mature on the earliest of 120 days after the issuance of the Record of Decision, the date on which the Purchase Agreement terminates, and January 31, 2012.  The Bridge Loan and our obligation to pay a break fee to Hanlong under the Purchase Agreement is secured by a pledge by us of a 10% interest in the LLC.

Molybdenum Supply Agreement

The Company signed a molybdenum supply agreement (the “Supply Agreement”) with a Hanlong affiliate (referred to in this subsequent discussion as “Hanlong”), which will be effective upon the later of the Tranche 2 closing, the Term Loan closing, or the Company’s election not to enter into the Term Loan.  Until the expiration of certain existing molybdenum supply agreements by which the Company is currently bound (the “Existing Supply Agreements”), Hanlong will be required to purchase all the Company’s share of the Mt. Hope molybdenum production above that necessary for the Company to meet its existing supply commitments.  After the expiration of the Existing Supply Agreements, until the original scheduled maturity date of the Term Loan, or if the Company elects not to enter into the Term Loan, 14 years after commencement of commercial production from the Mt. Hope Mine, Hanlong must annually purchase the greater of 16 million pounds and 70% of the Company’s share of Mt. Hope production.  Following the original scheduled maturity date of the Term Loan, or if the Company elects not to enter into the Term Loan, 14 years after commencement of commercial production from the Mt. Hope Mine, Hanlong must purchase a percentage of the Company’s share of Mt. Hope production equal to 2.5 times Hanlong’s fully-diluted percentage ownership of our common stock.  Subject to certain exceptions, the Supply Agreement will terminate once Hanlong’s fully-diluted percentage ownership of the Company falls below 5%. As long as Hanlong continues to guarantee the Term Loan, the Supply Agreement will not terminate even if Hanlong’s ownership falls below 5%.  If the cause of Hanlong’s ownership falling below 5% is a change of control of the Company or a dilutive transaction in which Hanlong does not have the right to participate, the Supply Agreement will not terminate and Hanlong will be obligated to continue to purchase a percentage of the Company’s share of Mt. Hope production equal to 2.5 times Hanlong’s fully-diluted percentage ownership of the Company as it existed immediately prior to such change of control or dilutive transaction.  If the Company elects not to enter into the Term Loan, and the second loan tranche does not close, Hanlong’s obligation to purchase the Company’s share of Mt. Hope production in each of the periods described above will be half of the obligations described above.

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

Cash Conservation Plan

The Company remains in a cash conservation plan implemented in March 2009 designed to reduce expenditures and conserve cash in order to maximize financial flexibility.  With our March 31, 2010, consolidated cash balance of $24.6 million, we have the capacity to continue our current level of permitting efforts, maintain efforts to finalize project financing, and secure and hold critical long lead equipment for the ultimate construction of the Mt. Hope project through the end of 2010.

The Company has purchase orders for two types of equipment – milling process equipment and mining equipment.  Most equipment orders for the custom-built grinding and other milling process equipment will be completed by the manufacturers and stored.  The grinding and milling process equipment require the longest lead times and maintaining these orders is critical to the Company’s ability to re-start the development of Mt. Hope rapidly.  Fabrication of less critical equipment has been suspended with some manufacturers.  The Company has completed final negotiations with other equipment manufacturers to suspend or terminate fabrication of other milling equipment and to determine the equipment fabrication costs incurred to date, storage costs, and the expected timing of restarting fabrication.

Based on our current plan, we expect to make additional payments of approximately $8.0 million under milling process equipment orders throughout the remaining three quarters of 2010, and $12.8 million in 2011.  As additional financing becomes available and equipment procurement is restarted, agreements that were suspended or terminated will be renegotiated under new market terms and conditions, as necessary.  For the gyratory crusher, SAG and ball mills and related electric mill drives, and some other long-lead equipment, we will own the equipment upon final payments that have occurred throughout 2009, during 2010, and into early 2011.  This strategy will allow for a rapid restart of the Mt. Hope Project development upon BLM approval of the Draft EIS, which will initiate the restart of engineering.

Some orders for mining equipment have been cancelled, and discussions with the remaining suppliers to either cancel or suspend existing agreements are complete.  The lead times and costs associated with many of these items have declined.  Once financing becomes available, the Company anticipates placing orders for this mining equipment.  The Company will continue to evaluate all options to facilitate a rapid re-start of the project development.

The cash conservation plan has reduced our total cash utilization for general administration and overhead to approximately $1 million per month.  Engineering efforts, approximately 60% complete, were largely suspended in the second quarter of 2009, and will resume pending the BLM approval of the Draft EIS.  Some engineering that is critical for permitting or project restart readiness has continued at a slower pace.

We also require capital to maintain our mining claims and other rights related to the Liberty Property, as well as continue payment of ongoing general and administrative costs associated with supporting our operations.

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The interim consolidated financial statements of the Company are unaudited.  In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim statements have been included.  All such adjustments are, in the opinion of management, of a normal recurring nature except for the adoption of the new accounting standards discussed below.  The results reported in these interim consolidated financial statements are not necessarily indicative of the results that may be reported for the entire year.  These interim consolidated financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 5, 2010.

This summary of significant accounting policies is presented to assist in understanding the consolidated financial statements.  The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity.  These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) and have been consistently applied in the preparation of the consolidated financial statements.

Accounting Method

Our interim consolidated financial statements are prepared using the accrual basis of accounting in accordance with GAAP.  With the exception of the LLC, all of our subsidiaries are wholly owned.  In February 2008, we entered into the agreement which established our ownership interest in the LLC at 80%.  At March 31, 2010, the interim consolidated financial statements include the results of our wholly owned subsidiaries and the LLC.  The POS-Minerals contributions attributable to their 20% interest are shown as Contingently Redeemable Noncontrolling Interest on the Consolidated Balance Sheet.  For the quarter ended March 31, 2010, the LLC had no net operating expenses and therefore the Consolidated Statements of Operations reflects no net loss attributable to contingently redeemable noncontrolling interest for that period.

Contingently Redeemable Noncontrolling Interest

On January 1, 2009, we adopted Financial Accounting Standards Board (“FASB”) issued authoritative guidance related to Noncontrolling Interests in Consolidated Financial Statements, the provisions of which, among others, require the recognition of a noncontrolling interest (previously referred to as minority interest), as a component of equity in the consolidated financial statements and separate from the parent’s equity for all periods presented. In addition, the amount of consolidated net income or loss attributable to the noncontrolling interest is included in net income or loss on the face of the consolidated statement of operations.  Under GAAP, certain noncontrolling interests in consolidated entities meet the definition of mandatorily redeemable financial instruments if the ability to redeem the interest is outside of the control of the consolidating entity.  As described in the ‘Description of Business’ and in Note 1, the LLC Agreement permits POS-Minerals the option to put its interest in the LLC to Nevada Moly upon a change of control, as defined in the LLC Agreement, followed by (i) failure to begin full construction at the LLC by the Company or the surviving entity before December 31, 2010, or (ii) failure to use standard mining industry practice in connection with development and operation of the project as contemplated by the parties for a period of twelve months after December 31, 2010.  As such, the contingently redeemable noncontrolling interest has continued to be shown as a separate caption between liabilities and equity (mezzanine section).  The carrying value of the contingently redeemable noncontrolling interest reflects the investment of the noncontrolling interest, less losses attributable to the interest.

Estimates

The process of preparing consolidated financial statements requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses.  Such estimates primarily relate to unsettled transactions and events as of the date of the consolidated financial statements.  Accordingly, upon settlement, actual results may differ from estimated amounts.

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company’s cash equivalent instruments are classified within Level 1 of the fair value hierarchy established by FASB guidance for Fair Value Measurements because they are valued based on quoted market prices in active markets.  These cash instruments included $10.0 million in U.S. Treasury securities at March 31, 2010.

Exploration and Development Stage Activities

We were in the exploration stage from January 2002 until October 4, 2007.  On October 4, 2007, our Board of Directors approved the development of the Mt. Hope Project as contemplated in the Bankable Feasibility Study (“BFS”) and we then entered into the Development Stage.  We have not realized any revenue from operations.  We will be primarily engaged in development of the Mt. Hope Project and exploration and evaluation of the Liberty Property until we enter the production stage of the Mt. Hope Project.

Basic and Diluted Consolidated Net Loss Per Share

Net loss per share was computed by dividing the net loss attributable to General Moly, Inc. by the weighted average number of shares outstanding during the period.  The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  Outstanding warrants to purchase 7,455,434 and 7,445,434 shares of common stock, options to purchase 2,949,989 and 3,490,490 shares of common stock, and unvested stock awards totaling 218,154 and 185,000 at March 31, 2010 and 2009, respectively, and 520,889 Shares under Stock Appreciation Rights (“SARs”) at March 31, 2010, were not included in the computation of diluted loss per share for the three months ended March 31, 2010 and 2009, respectively, because to do so would have been antidilutive.  Therefore, basic loss per share is the same as diluted loss per share.

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

Depreciation and Amortization

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Property and equipment are depreciated using the following estimated useful lives: field equipment – five years; office furniture, fixtures; and equipment – five years; vehicles – three to five years; leasehold improvements – three years; residential trailers – ten to twenty years; and buildings and improvements – ten years.  At March 31, 2010, and 2009, accumulated depreciation and amortization was $0.7 million and $0.4 million, respectively, of which $0.1 million in the three months ended March 31, 2010, and 2009, was capitalized.

Provision for Taxes

Income taxes are provided based upon the liability method of accounting.  Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end.  In accordance with authoritative guidance for Income Taxes, a valuation allowance is recorded against the deferred tax asset if management does not believe the Company has met the “more likely than not” standard to allow recognition of such an asset.

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

Stock-based Compensation

Stock-based compensation represents the fair value related to stock-based awards granted to members of the board of directors, consultants, officers and employees.  The Company uses the Black-Scholes model to determine the fair value of stock-based awards under authoritative guidance for Stock-Based Compensation.  For stock-based compensation that is earned upon the satisfaction of a service condition, the cost is recognized on a straight-line basis (net of estimated forfeitures) over the requisite vesting period (up to three years).  Awards expire five years from the date of vesting.

Further information regarding stock-based compensation can be found in Note 7 — “Equity Incentives.”

Comprehensive Loss

For the three months ended March 31, 2010, and 2009, the Company’s comprehensive loss was equal to the respective consolidated net losses for the periods presented.

Recently Issued Accounting Pronouncements

Consolidation (Topic 810):  Accounting and Reporting for Decreases in Ownership of a Subsidiary — a Scope Clarification

In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-02, Consolidation (ASC 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to ASC 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of ASC 810-10 and removes the potential conflict between guidance in that ASC and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in ASC 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopts FAS 160. The adoption of ASU 2010-02 has had no material effect on the Company’s financial condition, results of operation, or cash flows.

Fair Value Measurements and Disclosures (Topic 820):  Improving Disclosures about Fair Value Measurements

In January 2010, the FASB issued Update No. 2010-06. Reporting entities will have to provide information about movements of assets among Levels 1 and 2 of the three-tier fair value hierarchy established by SFAS No. 157, Fair Value Measurements (FASB ASC 820). Also, a reconciliation of purchases, sales, issuance, and settlements of anything valued with a Level 3 method is required.  Disclosure regarding fair value measurements for each class of assets and liabilities will be required. The guidance is effective for our first annual reporting period beginning after December 15, 2009, and for interim periods within that annual period.  We do not expect this adoption to have a material impact on our consolidated financial statements.

Subsequent Events (Topic 855):  Amendments to Certain Recognition and Disclosure Requirements

In February 2010, the FASB issued Update No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. These amendments eliminate contradictions between the requirements of U.S. GAAP and the SEC’s filing rules. The amendments also discharge the requirement that public companies disclose the date of their financial statements in both issued and revised financial statements.  We do not expect this adoption to have a material impact on our consolidated financial statements.

NOTE 4 — MINING PROPERTIES, LAND AND WATER RIGHTS

We currently have interests in two mining properties that are the primary focus of our operations.  The Mt. Hope Project is currently in the development stage and the Liberty Property is in the exploration and evaluation stage.  The following is a summary of mining properties, land and water rights at March 31, 2010, and December 31, 2009 (in thousands):

	At March 31, 2010	At December 31, 2009
Mt. Hope Project:
Development costs	$79,777	$76,985
Mineral, land and water rights	10,253	10,253
Advance Royalties	3,300	3,300
Total Mt. Hope Project	93,330	90,538
Total Liberty Property	9,759	9,763
Other Properties	889	889
Total	$103,978	$101,190

On June 26, 2009, the Company and Josephine Mining Corp. (“JMC”), a privately-owned Canadian company whose president is a related party to one of the Company’s Board members, entered into an Option to Purchase Agreement for the Company’s Turner Gold property, a multi-metallic property located in Josephine County, Oregon.  The Company acquired the property in 2004.  JMC paid $0.1 million upon entering into the agreement, which allows JMC certain exploratory rights through the option period.  Each option is non-refundable.  The $0.1 million has been recorded as a deferred gain pending completion of the purchase.  An additional $0.3 million installment payment is due December 26, 2010, and the final installment payment of $1.6 million is due on or before December 26, 2011.  Each installment payment under the Option to Purchase Agreement is optional, but is non-refundable once made.  If JMC makes all three of the installment payments, ownership of the Turner Gold property will transfer to JMC upon the final payment.  The Company has also retained a Production Royalty of 1.5% of all net smelter returns on future production from the property.

On March 8, 2010, the Company and Ascot USA, Inc. (“Ascot”), a Washington corporation, entered into an Option to Purchase Agreement for the Company’s Margaret property, an undivided 50% interest in the reserved mineral rights and all of the Company’s interest in the 105 unpatented mining claims comprising the Red Bonanza Property, situated in the St. Helens Mining District, Skamania County, Washington.  The Company acquired the property in September of 2004.  Ascot paid $0.1 million upon entering into the agreement, which allows Ascot certain exploratory rights through the option period.  Each option is non-refundable.  The $0.1 million has been recorded as a deferred gain pending completion of the purchase.  An additional $0.3 million installment payment is due June 8, 2011, and the final installment payment of $1.6 million is due on or before June 8, 2012.  Each installment payment under the Option to Purchase Agreement is optional, but is non-refundable once made.  If Ascot makes all three of the installment payments, ownership of the Margaret property will transfer to Ascot upon the final payment.  The Company has also retained a Production Royalty of 1.5% of all net smelter returns on future production from the property.

NOTE 5 — COMMON STOCK UNITS, COMMON STOCK AND COMMON STOCK WARRANTS

During the three months ended March 31, 2010, we issued 163,648 shares of common stock pursuant to stock awards under the 2006 Equity Incentive Plan.

At March 31, 2010, we had warrants outstanding totaling 7,455,434, of which 6,455,434 are exercisable at $3.75 per warrant and expire February 2011 and 1,000,000 are exercisable at $10.00 per share once General Moly has received financing necessary for the commencement of commercial production at the Mt. Hope Project and will expire one year afterwards.

Subsequent to March 31, 2010, Coghill Capital Management and its affiliates (“Coghill”), a significant stockholder in the Company, provided substantial assistance to the Company with the signing of the Consent and Waiver Agreement and the Extension Agreement with Arcelor.  In recognition of that support, on April 16, 2010, the Company amended and restated warrants issued to Coghill to purchase one million shares of the Company’s common stock issued in connection with the November 2007 private placement and original molybdenum supply agreement with Arcelor to reduce the price of the warrants from $10.00 per share to $5.00 per share.  The incremental cost of the reissued warrants is $.6 million, which will be recorded as expense in the second quarter of 2010.  The warrants remain exercisable once the Company has received financing necessary for the commencement of commercial production at the Mt. Hope project and will expire one year thereafter.  It will also become exercisable in the event of certain corporate reorganizations.

Pursuant to our Certificate of Incorporation, we are authorized to issue 200,000,000 shares of $0.001 par value common stock.  All shares have equal voting rights, are non-assessable and have one vote per share.  Voting rights are not cumulative and therefore, the holders of more than 50% of the common stock represented at the meeting of the stockholders could, if they choose to do so, elect all of the directors of the Company.

NOTE 6 — PREFERRED STOCK

Pursuant to our Certificate of Incorporation we are authorized to issue 10,000,000 shares of $0.001 per share par value preferred stock.  The authorized but unissued shares of preferred stock may be issued in designated series from time to time by one or more resolutions adopted by the board of directors.  The directors have the power to determine the preferences, limitations and relative rights of each series of preferred stock.  At March 31, 2010, and 2009, no shares of preferred stock were issued or outstanding.  On March 5, 2010, the Board adopted a stockholder rights plan.  Under the plan, each common stockholder of the Company at the close of business on March 5, 2010 received a dividend of one right for each share of the Company’s common stock held of record on that date.  Each right will entitle the holder to purchase from the Company, in certain circumstances, one one-thousandth of a share of newly-created Series A junior participating preferred stock of the Company for an initial purchase price of $15.00 per share.

Subject to certain exceptions, if any person becomes the beneficial owner of 20% or more of the Company’s common stock, each right will entitle the holder, other than the acquiring person, to purchase Company common stock or common stock of the acquiring person having a value of twice the exercise price.  In addition, if there is a business combination between the Company and the acquiring person, or in certain other circumstances, each right that is not previously exercised will entitle the holder (other than the acquiring person) to purchase shares of common stock (or an equivalent equity interest) of the acquiring person at one-half the market price of those shares.

NOTE 7 — EQUITY INCENTIVES

In 2006, the Board and shareholders of the Company approved the 2006 Equity Incentive Plan (“2006 Plan”) that replaced the 2003 Equity Incentive Plan (“2003 Plan”).  The 2006 Plan authorizes the Board, or a committee of the Board, to issue or transfer up to an aggregate of 5,530,000 shares of common stock, 5,100,000 shares plus 430,000 shares carried over from the 2003 Plan, of which 528,526 remain available for issuance.  Awards under the 2006 Plan may include incentive stock options, non-statutory stock options, restricted stock units, restricted stock awards, and stock appreciation rights, or SARs.  At the option of the Board, SARs may be settled with cash, shares, or a combination of cash and shares.  The Company settles the exercise of other stock-based compensation with common shares.

Stock-based compensation cost is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes option pricing model and is recognized as compensation ratably on a straight-line basis over the requisite vesting/service period.  As of March 31, 2010, there was $1.2 million of total unrecognized compensation cost related to share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.2 years.

Stock Options and Stock Appreciation Rights

All stock options and SARs are approved prior to or on the date of grant.  Stock options and SARs are granted at an exercise price equal to or greater than the Company’s stock price on the date of grant.  Both award types vest over a period of zero to three years with a contractual term of five years after vesting.  The Company estimates the fair value of stock options and SARs using the Black-Scholes valuation model.  Key inputs and assumptions used to estimate the fair value of stock options and SARs include the grant price of the award, expected option term, volatility of the Company’s stock, the risk-free interest rate and the Company’s dividend yield.  The following table presents the weighted-average assumptions used in the valuation and the resulting weighted-average fair value per option or SAR granted:

Stock Option and SAR Valuation Assumptions

Expected Life *	3.5 to 5.5 years
Interest Rate	0.5% to 5.0%
Volatility **	82.0% to 100.4%
Dividend Yields	—
Weighted Average Fair Value of Stock Options Granted During the Three Months Ending March 31, 2010	None
Weighted Average Fair Value of Stock Appreciation Rights Granted During the Three Months ended March 31, 2010	None

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

At March 31, 2010, the aggregate intrinsic value of outstanding and exercisable (fully vested) options and SARs was $1.1 million and had a weighted-average remaining contractual term of 3 years.  The total intrinsic value of options exercised during the three months ended March 31, 2010, was nil.

Restricted Stock Units and Stock Awards

Grants of restricted stock units and stock awards (“Stock Awards”) have been made to Board members, officers, and employees.  Stock Awards have been granted as performance based, earned over a required service period or to Board members and the Company Secretary without any service requirement.  Incentive based grants for officers and employees generally vest and stock is received without restriction to the extent of one-third of the grant for each year following the date of grant.  Also, incentive based grants were offered to certain employees in connection with the cash conservation plan and vest January 1, 2011.  Performance based grants are recognized as compensation based on the probable outcome of achieving the performance condition.  Past compensation for Stock Awards issued to members of the Board of Directors that vested over time were recognized over the vesting period of one to two years.  Stock Awards issued to Board members and the Company Secretary that are fully vested at the time of issue are recognized as compensation upon grant of the award.

The compensation expense recognized by the Company for Stock Awards is based on the closing market price of the Company’s common stock on the date of grant.  For the three months ended March 31, 2010, the weighted-average grant-date fair value for Stock Awards was $2.30.

Summary of Equity Incentive Awards

The following table summarizes activity under the Plans during the three months ended March 31, 2010:

	Stock Options		SARs		Stock Awards
	Weighted Average Exercise Price	Number of Shares Under Option	Weighted Average Strike Price	Number of Shares Under Option	Weighted Average Grant Price	Number of Shares
Balance at January 1, 2010	$5.53	3,071,656	$1.55	528,006	$4.36	678,135
Awards Granted	—	—	—	—	2.30	115,460
Awards Exercised or Earned	2.78	(20,000)	—	—	2.29	(110,000)
Awards Forfeited	11.45	(26,667)	4.35	(7,117)	—	—
Awards Expired	8.43	(75,000)	—	—	2.31	(5,000)
Balance at March 31, 2010	$5.42	2,949,989	$1.54	520,889	$4.36	678,595

Exercisable at March 31, 2010	$5.14	2,574,991	$1.55	176,347		—

Summary of compensation cost recognized and capitalized related to equity incentives

Summary of Compensation Cost Recognized and Capitalized related to Equity Incentives for the Quarter Ended March 31 (in thousands):	2010	2009
Stock Options	$(43)	545
SARs	283	44
Forfeitures related to the restructuring	—	(567)
Stock Awards:
Vesting over time	188	44
Board of Directors	270	320
Total	$698	386
Included in:
Capitalized as Development	267	29
Expensed	431	357
	$698	386

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

NOTE 8 — CHANGES IN EQUITY

	Activity for Three Months Ended
Changes in Equity	March 31, 2010	March 31, 2009
Total Equity December 31, 2009, & 2008, respectively	$104,920	$113,048
Common stock:
At beginning of period	72	72
Stock Awards	1	—
At end of period	73	72

Additional paid-in capital:
At beginning of period	187,290	185,179
Exercised options	55	—
Stock based compensation	662	313
At end of period	188,007	185,492

Accumulated deficit:
At beginning of period	(82,442)	(72,203)
Consolidated net loss	(2,845)	(3,000)
At end of period	(85,074)	(75,203)

Total Equity March 31, 2010, & 2009, respectively	$102,793	$110,361

NOTE 9 — INCOME TAXES

At March 31, 2010, and December 31, 2009, we had deferred tax assets principally arising from the net operating loss carry forwards for income tax purposes multiplied by an expected rate of 35%.  As management of the Company cannot determine that it is more likely than not that we will realize the benefit of the deferred tax assets, a valuation allowance equal to the net deferred tax asset has been established at March 31, 2010, and December 31, 2009.  The significant components of the deferred tax asset at March 31, 2010, and December 31, 2009, were as follows (in thousands):

Deferred Tax Asset Valuation

	March 31, 2010	December 31, 2009
Operating loss carry forward	$97,156	$92,086
Unamortized exploration expense	11,471	10,899
Fixed asset depreciation	(197)	(105)
Deductible stock based compensation	1,360	902
Deductible temporary difference	$109,790	$103,782
Taxable temporary difference - development costs	(35,666)	(32,502)
Net deductible temporary difference	$74,124	$71,280
Deferred tax asset	$25,943	$24,948
Deferred tax asset valuation allowance	$(25,943)	$(24,948)
Net deferred tax asset	$—	$—

At March 31, 2010, and December 31, 2009, we had net operating loss carry forwards of approximately $97.2 million and $92.1 million, respectively, which expire in the years 2023 through 2030.  The change in the allowance account from December 31, 2009, to March 31, 2010, was $1.0 million.

NOTE 10—COMMITMENTS AND CONTINGENCIES

Mt. Hope Project

The Mt. Hope Lease may be terminated upon the expiration of its 30-year term, earlier at the election of the LLC, or upon a material breach of the agreement and failure to cure such breach.  If the LLC terminates the lease, termination is effective 30 days after receipt by Mount Hope Mines, Inc. (“MHMI”) of written notice to terminate the Mt. Hope Lease and no further payments would be due to MHMI.  In order to maintain the lease, the LLC must pay certain deferral fees and advance royalties as discussed below.

The Mt. Hope Lease Agreement requires a royalty advance (“Construction Royalty Advance”) of 3% of certain construction capital costs, as defined in the Mt. Hope Lease.  The LLC is obligated to pay a portion of the Construction Royalty Advance each time capital is raised for the Mt. Hope Project based on 3% of the expected capital to be used for those certain construction capital costs defined in the lease.  Through March 31, 2010, we have paid $3.3 million of the total Construction Royalty Advance.  Based on our Project Capital Estimate we estimate that $22.2 million remains unpaid related to the Construction Royalty Advance.  Based on the current estimate of raising capital and developing and operating the mine, we believe that $1.5 million of the LLC’s remaining Construction Royalty Advance will be paid in 2010, and the remaining $20.7 million will be paid in 2011, however, as discussed above, this would only be paid if Hanlong financing becomes available.  In the event there are any remaining unpaid Construction Royalty Advance amounts on October 19, 2011, due to a delay in achieving expected project financing, the remainder must be paid 50% on October 19, 2011, and 50% on October 19, 2012.

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

Deposits on project property, plant and equipment

At March 31, 2010, we have contracts to purchase mining equipment comprised of two electric shovels and have cancelled orders for mine drills and loaders.  We have a non-binding letter of agreement on 24 haul trucks that establishes our priority for delivery and provides for the then current pricing using market indices upon initiation of an order.  We have active orders with varying stages of fabrication on milling process equipment comprised of two 230kV primary transformers and substation, a primary crusher, a semi-autogenous mill, two ball mills, and various motors for the mills.  We have suspended fabrication on 16 flotation cells, lime slaking equipment, hydrocyclones, and other smaller milling process equipment with the ability to re-initiate fabrication at any time.  We have completed negotiations with the manufacturer of two multi-hearth molybdenum roasters to terminate its fabrication of this equipment and receive fully-fabricated components of the order.  We plan to re-establish a new purchase order with this manufacturer as additional financing is finalized and equipment procurement is restarted under the current market terms and conditions.

The following table sets forth cash commitments under mining and milling equipment contracts (collectively, “Purchase Contracts”) for the LLC at March 31, 2010 (in millions):

Year	As of March 31, 2010
2010 – Remainder	$8.0
2011	21.1
2012	21.1
2013	2.4
2014	—
Total	$52.6

Obligations under capital and operating leases

We have contractual obligations under capital and operating leases that will require a total of $1.0 million in payments over the next four years.  Our expected payments are $0.3 million, $0.4 million, $0.2 million and $0.1 million for the years ended December 31, 2010, 2011, 2012 and 2013, respectively.

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

NOTE 11—SUBSEQUENT EVENTS

Consent and Waiver of Anti-dilution Rights and Option for Extension Molybdenum Supply

Subsequent to March 31, 2010, on April 16, 2010, we entered into a Consent and Waiver Agreement whereby Arcelor agreed to waive its anti-dilution rights with respect to the Company’s proposed issuance of stock under the Hanlong investment.  Arcelor will retain anti-dilution rights for future issuances of Company common stock.  Arcelor also consented to the issuance of common stock at a price that may be below the market price.  Arcelor will also have the one-time right to purchase a number of shares that will ensure that Arcelor owns 10% of the outstanding common stock if we issue more than 10,000,000 shares of common stock.

Arcelor and the Company also entered into an Extension Molybdenum Supply Agreement on April 16, 2010 (the “Extension Agreement”), providing Arcelor with a five-year option to make effective an agreement to purchase from the Company three million pounds of molybdenum per year for 10 years following the expiration of the current five year, 6.5 million annual pound molybdenum supply agreement.  The additional optional off-take will be priced in alignment with the Company’s existing supply agreements.  In order for Arcelor to exercise this option and make the Extension Agreement effective, Arcelor must have beneficial ownership of more than 11,100,000 shares of Company common stock on or prior to April 15, 2015.  Arcelor currently owns 8,256,699 shares of common stock.

This represents the completion of a key condition precedent in the Bridge Loan agreement with Hanlong.

Revaluation of Warrants

Subsequent to March 31, 2010, Coghill provided substantial assistance to the Company with the signing of the Consent and Waiver Agreement and the Extension Agreement with Arcelor.  In recognition of that support, on April 16, 2010, the Company amended and restated warrants issued to Coghill to purchase one million shares of the Company’s common stock issued in connection with the November 2007 private placement and original molybdenum supply agreement with Arcelor to reduce the price of the warrants from $10.00 per share to $5.00 per share.  The incremental cost of the reissued warrants is $.6 million, which will be recorded as expense in the second quarter of 2010.  The warrants remain exercisable once the Company has received financing necessary for the commencement of commercial production at the Mt. Hope project and will expire one year thereafter.  It will also become exercisable in the event of certain corporate reorganizations.

Water Rights Appeal

On March 26, 2009, the Nevada State Engineer approved the Company’s previously filed water applications that requested mining and milling use of 11,300 acre feet annually of water to be drawn from a well field near the Mt. Hope project in Kobeh Valley.  On April 24, 2009, two appeals of the ruling were filed by Eureka County, Tim Halpin, Eureka Producers’ Cooperative and Cedar Ranches, LLC., (“Petitioners”) with the Seventh Judicial District Court of the State of Nevada challenging the State Engineer’s decision.  On April 23, 2010, the District Court issued an order remanding the matter for another hearing by the State Engineer.  The Court ruled that the Petitioners’ due process rights to a full and fair hearing were violated when the State Engineer considered and relied upon a version of the Company’s hydrology model that had not been presented to the Petitioners before the hearing.  The Company anticipates the State Engineer will promptly schedule a new hearing and does not anticipate that the new hearing will affect the Mt. Hope construction or production timelines.  The District Court’s decision is separate from and does not affect the Federal permitting process and the work associated with the Company’s EIS.

Bridge Loan

On April 26, 2010 we drew down Tranche 1 of the Bridge Loan in the amount of $10 million.  This first tranche of the Bridge Loan bears interest at LIBOR plus 2% per annum.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References made in this Quarterly Report on Form 10-Q to “we,” “our,” “us,” or the “Company,” refer to General Moly, Inc.

The following discussion and analysis of our financial condition and results of operations constitutes management’s review of the factors that affected our financial and operating performance for three months ended March 31, 2010, and 2009.  This discussion should be read in conjunction with the consolidated financial statements and notes thereto contained elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2009, which was filed on March 5, 2010.

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

The development of the Mt. Hope Project has a Project Capital Estimate of $1,153.9 million including development costs of approximately $1,039.3 million (in 2008 dollars) and $114.6 million in cash financial assurance requirements and pre-payments.  These amounts do not include financing costs or amounts necessary to fund operating working capital.  Through the quarter ended March 31, 2010, we have spent approximately $164.4 million and have $24.6 million remaining cash on hand for use in the development of the Mt. Hope Project and other cash requirements.

The Company remains in a cash conservation plan implemented in March 2009 designed to reduce expenditures and conserve cash in order to maximize financial flexibility.  In addition to conserving cash, the plan seeks to retain critical employees and the ability to start construction at the Mt. Hope project pending the availability of the Hanlong financing.  With our March 31, 2010, consolidated cash balance of $24.6 million, we have the capacity to continue our current level of permitting efforts, maintain efforts to finalize project financing, and secure the most critical long lead equipment for the ultimate construction of the Mt. Hope project through the end of 2010 without finalizing the Hanlong financing.

Once we have received the major operating permits and the ROD from the BLM and loan procurement efforts are complete, it is expected that Mt. Hope can be constructed and in production within 20 months.  In the interim, our permitting efforts are continuing full-time.  The Company has maintained its orders for grinding, milling, and other specialty long lead equipment, although other engineering, administrative and third-party work has been slowed or suspended.

The worldwide molybdenum price has fluctuated between $5.33 per pound in 2003 to over $40.00 per pound in 2005.  In 2009, molybdenum prices averaged $11.12 per pound.  Molybdenum prices fell substantially between October 2008 and April 2009 from approximately $33.50 per pound to $7.70 per pound.  Following April, prices generally rose and finished 2009 at approximately $12.00 per pound.  In the first quarter of 2010, molybdenum prices have continued to trend up, and were approximately $18 per pound in April 2010.

Restructuring and Suspension of Project Development

As discussed above, in March 2009, we implemented a cash conservation plan to reduce expenditures and conserve cash in order to maximize financial flexibility.  Engineering efforts, approximately 60% complete, were largely suspended pending the finalization of financing.  Some engineering that is critical for permitting or project restart readiness has continued at a slower pace.

The Company issued purchase orders for two types of equipment – milling process equipment and mining equipment.  Most equipment orders for the custom-built grinding and other milling process equipment will be completed by the manufacturers and stored.  The grinding and milling process equipment require the longest lead times and maintaining these orders is critical to the Company’s ability to re-start the development of Mt. Hope rapidly.  Fabrication of less critical equipment has been suspended with some manufacturers. With respect to the remaining milling process equipment, where schedule is not critical, the manufacturers have agreed to suspend fabrication of the equipment.  The Company has completed negotiation with other equipment manufacturers to suspend or terminate fabrication of other milling equipment and to determine the equipment fabrication costs incurred to date, storage costs, and the expected timing of restarting fabrication.  As the Hanlong financing becomes available and equipment procurement is restarted, agreements that were suspended or terminated will be renegotiated under the then current market terms and conditions, as necessary.

The drills and loaders for the mine operation have been cancelled, and discussions for the purchase of the electric shovels are complete and this order was amended and remains in effect.  An agreement has been reached with a truck manufacturer to hold production slots for timely delivery.  The manufacturing times have shortened and pricing associated with many of these items have declined from 2007 levels.  Once financing becomes available, the Company anticipates placing orders for the cancelled mining equipment again.  The Company will continue to evaluate all options to facilitate a timely re-start of the project development.

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

Although we currently are targeting the effectiveness of the ROD and the receipt of all major operating permits to occur late in the fourth quarter of 2010 or early in the first quarter of 2011, circumstances beyond our control, including reviewing - agency delays or requests for additional information or studies, and appeals of the BLM decision, could cause the effectiveness of the ROD to be delayed.  The occurrence of any or a combination of these adverse circumstances may increase the estimated costs of development, require us to obtain additional interim financing, and / or delay our ability to consummate project financing or other significant financing.  A delay in the ROD or the receipt of major operating permits also affects the satisfaction of the ROD Contribution Conditions, extends the time for the receipt of POS-Minerals third contribution, if any, and may affect the contingent obligation of Eureka Moly to refund capital contributions to POS-Minerals and the amount of any such refund.  See “—The Mt. Hope Project” below.

Water Rights Update

On March 26, 2009, the Nevada State Engineer approved the Company’s previously filed water applications that requested mining and milling use of 11,300 acre feet annually of water to be drawn from a well field near the Mt. Hope project in Kobeh Valley.  On April 24, 2009, two appeals of the ruling were filed by Eureka County, Tim Halpin, Eureka Producers’ Cooperative and Cedar Ranches, LLC., (“Petitioners”) with the Seventh Judicial District Court of the State of Nevada challenging the State Engineer’s decision.  On April 23, 2010, the District Court issued an order remanding the matter for another hearing by the State Engineer.  The Court ruled that the Petitioners’ due process rights to a full and fair hearing were violated when the State Engineer considered and relied upon a version of the Company’s hydrology model that had not been presented to the Petitioners before the hearing.  The Company anticipates the State Engineer will promptly schedule a new hearing and does not anticipate that the new hearing will affect the Mt. Hope construction or production timelines.  The District Court’s decision is separate from and does not affect the Federal permitting process and the work associated with the Company’s EIS.

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

Pursuant to the terms of the LLC Agreement, POS-Minerals made its first and second cash contributions to the LLC totaling $100.0 million during the year ended December 31, 2008 (“Initial Contributions”).  Additional amounts will be due from POS-Minerals within 15 days after the date (“ROD Contribution Date”) that specified conditions (“ROD Contribution Conditions”) have been satisfied.  The ROD Contribution Conditions are the receipt of major operating permits for the project, that the Record of Decision (“ROD”) from the United States Bureau of Land Management (“BLM”) for the project has become effective, and any administrative or judicial appeals with respect thereto are final.  As a result of the ROD Contribution Date not occurring on or before December 31, 2009, the LLC Agreement allowed POS-Minerals to elect (“Ownership Election”) to either retain its 20% share by contributing an additional $56.0 million plus its 20% share of all Project costs incurred from the Closing Date to the ROD Contribution Date or reduce its ownership interest to 13% and fund its remaining 13% share of all Project costs incurred from the Closing Date to the ROD Contribution Date.  On March 3, 2010, POS-Minerals formally made the election to retain its 20% share, and thereby elected to make the additional $56.0 million contribution plus its 20% share of all Project costs incurred from the Closing Date to the ROD Contribution Date.  These additional amounts will be due from POS-Minerals within 15 days after the ROD Contribution Date.

In addition, if commercial production at the Mt. Hope Project is not achieved by December 31, 2011, for reasons other than a force majeure event, the LLC may be required to return to POS-Minerals a portion of its contributions to the LLC, with no corresponding reduction in POS-Minerals’ ownership percentage.  Based on our current plan and expected timetable, Mt. Hope Project will not achieve commercial production by December 31, 2011.  As POS-Minerals has elected to retain its 20% interest and make its additional $56.0 million contribution, the return of contributions will be $36.0 million on or prior to January 27, 2012.  If POS-Minerals does not make its additional $56.0 million contribution when due after the ROD Contribution Date, its interest will be reduced to 10% and the return of contributions will be zero.

Our wholly-owned subsidiary and 80% owner of the LLC, Nevada Moly, is obligated under the terms of the LLC Agreement to make capital contributions to fund the return of contributions to POS-Minerals, if required.  If Nevada Moly does not make these capital contributions, POS-Minerals has an election to either make a secured loan to the LLC to fund the return of contributions or receive an additional interest in the LLC of approximately 5%.  In the latter case, our interest in the LLC is subject to dilution by a percentage equal to the ratio of 1.5 times the amount of the unpaid contributions over the aggregate amount of deemed capital contributions (as determined under the LLC Agreement) of both parties to the LLC (“Dilution Formula”).  At December 31, 2009, the aggregate amount of deemed capital contributions of both parties was $880.0 million.

Furthermore, a provision in the LLC Agreement permits POS-Minerals the option to put its interest in the LLC to Nevada Moly after a change of control of the Company, as defined in the LLC agreement, followed by (i) failure to begin full construction at the LLC by the Company or the surviving entity before December 31, 2010, or (ii) failure to use standard mining industry practice in connection with development and operation of the project as contemplated by the parties for a period of twelve months after December 31, 2010.  If POS-Minerals puts its interest, Nevada Moly would be required to purchase the interest for 120% of POS-Minerals contributions to the LLC plus 10% interest.

The Initial Contributions of $100.0 million that were made by POS-Minerals during 2008 were expended by the second quarter of 2009 in accordance with the program and budget requirements of the Mt. Hope Project.  Nevada Moly is required, pursuant to the terms of the LLC Agreement, to advance funds required to pay costs for the development of the Mt. Hope Project that exceed the Initial Contributions until the ROD Contribution Date, at which point the contributions described above to be made by POS-Minerals will be applied to reimburse us for POS-Minerals’ share of such development costs.  All costs incurred after the ROD Contribution Date will be allocated and funded pro rata based on each party’s ownership interest.  The interest of a party in the LLC that does not make its pro rata capital contributions to fund costs incurred after the ROD Contribution Date is subject to dilution based on the Dilution Formula.

Liquidity, Capital Resources and Capital Requirements

For the period from December 31, 2009 to March 31, 2010

Our total consolidated cash balance at March 31, 2010, was $24.6 million compared to $48.6 million at December 31, 2009.  The decrease in our consolidated cash balances for the three months ended March 31, 2010, was due primarily to development costs incurred of $2.8 million, deposits on property plant and equipment totaling $17.8 million, and general and administrative costs of $3.4 million.  Deposits on property, plant and equipment relate primarily to scheduled payments for long lead time equipment for the Mt. Hope Project.  See “— Contractual Obligations” below.

With our cash conservation plan, our non-equipment related cash requirements have declined to approximately $1 million per month.  Based on our current plan and expected timetable, we expect to make additional payments of approximately $8.0 million under milling process equipment orders through the end of 2010, and $12.8 million in 2011.  As the Hanlong financing becomes available and equipment procurement is restarted, agreements that were suspended or terminated will be renegotiated under current market terms and conditions, as necessary.  Accordingly, based on our current cash on hand and our cash conservation plan, the Company expects it will have adequate liquidity for operations through the year ended December 31, 2010, without finalizing the Hanlong financing discussed below, while maintaining the current cash conservation strategy.

The new anticipated sources of financing described below, combined with the election by POS-Minerals to retain its 20% share and make required contributions, provide substantially all of the funding expected to be required to construct and place into commercial operation the Mt. Hope Project.

Securities Purchase Agreement with Hanlong (USA) Mining Investment Inc. and Chinese Bank Loan

On March 4, 2010, we (the “Company”) signed a Securities Purchase Agreement (the “Purchase Agreement”) with Hanlong (USA) Mining Investment, Inc. (“Hanlong”), an affiliate of Sichuan Hanlong Group, a large privately held Chinese company.  We began discussions with Hanlong in December 2009.  The Purchase Agreement and the related agreements described below form the basis of a significant investment by Hanlong in the Company that is intended to provide the Company with adequate capital to develop the Mt. Hope Project.  The Purchase Agreement provides for the sale to Hanlong of shares of our common stock in two tranches that will aggregate 25% of our outstanding stock on a fully diluted basis.  The average price per share, based on the anticipated number of shares to be issued, is $2.88 for an aggregate price of $80 million, and constitutes a small premium as compared to the $2.60 closing share price of the Company on March 4, 2010.  The share issuance is part of a larger transaction that includes the commitment by Hanlong to use its commercially reasonable efforts to procure a $665 million bank loan for the Company (the “Term Loan”) from a prime Chinese bank that will be guaranteed by an affiliate of Hanlong, a $20 million bridge loan from Hanlong to the Company, and a long-term molybdenum supply off-take agreement pursuant to which a Hanlong affiliate will agree to purchase a substantial part of the molybdenum production from the Mt. Hope Project at specified prices.

Securities Purchase Agreement

Stock Purchase.  The Purchase Agreement provides, subject to terms and conditions of the Purchase Agreement, for the purchase by Hanlong for an aggregate price of $80 million, of approximately 27.8 million shares of our common stock which will equal 25% of our outstanding common stock on a fully-diluted basis following the purchase, or approximately 38.3% of our currently outstanding common stock.  Fully diluted means all of our outstanding common stock plus all outstanding options and warrants, whether or not currently exercisable.  Hanlong is obligated to purchase the first 12.5% of our fully-diluted shares, or approximately 11.9 million (“Tranche 1”) for $40 million, or approximately $3.36 per share, following satisfaction of certain conditions, including receipt of stockholder approval of the equity issuances in connection with the transaction, publication of the notice of availability of the Draft Environmental Impact Statement (the “DEIS”) concerning the Mt. Hope Project by the Bureau of Land Management (the “BLM”), receipt of necessary Chinese government approvals for certain portions of the transaction, assurances from Hanlong as to the availability of the Term Loan, approval of the shares for listing on the NYSE Amex and absence of certain defaults.  The actual number of shares and price per share will be adjusted for any change in the number of fully diluted shares before the closing of Tranche 1.  The parties may waive the conditions to their respective obligations.  The Company anticipates that Tranche 1 will close in the third or fourth quarter of 2010.

The second tranche (“Tranche 2”), which will involve the purchase of approximately 15.9 million additional shares, will be for a purchase price of an additional $40 million, or approximately $2.52 per share.  The actual number of shares and price per share will be adjusted for any change in the number of fully diluted shares before the closing of Tranche 2.  Significant conditions to the closing of Tranche 2 include issuance of the Record of Decision for the Mt. Hope Project by the Bureau of Land Management, approval of the plan of operation for the Mt. Hope Project by the BLM, and the completion of documentation for and satisfaction of conditions precedent to lending under the Term Loan.  The Purchase Agreement may be terminated by either party (provided the terminating party is not in default) if the closings of Tranche 1 and Tranche 2 have not occurred by January 31, 2011, and September 30, 2011, respectively, subject to extension under some circumstances to January 31, 2012.

The potential purchase of common stock by Hanlong gave ArcelorMittal, S.A. (“Arcelor”), which presently owns approximately 10.0% of our fully diluted common stock, the right to acquire additional shares so that it could maintain its current level of ownership.  Subsequent to March 31, 2010, on April 16, 2010, we entered into a Consent and Waiver Agreement whereby Arcelor agreed to waive its anti-dilution rights with respect to the Company’s proposed issuance of stock under the Hanlong investment.  Arcelor will retain anti-dilution rights for future issuances of Company common stock.  Arcelor also consented to the issuance of common stock at a price that may be below the market price.  Arcelor will also have the one-time right to purchase a number of shares that will ensure that Arcelor owns 10% of the outstanding common stock if we issue more than 10,000,000 shares of common stock.  In connection with the Consent and Waiver Agreement, Arcelor and the Company also entered into an Extension Molybdenum Supply Agreement on April 16, 2010 (the “Extension Agreement”), providing Arcelor with a five-year option to make effective an agreement to purchase from the Company three million pounds of molybdenum per year for 10 years following the expiration of the current five year, 6.5 million annual pound molybdenum supply agreement.  The additional optional off-take will be priced in alignment with the Company’s existing supply agreements.  In order for Arcelor to exercise this option and make the Extension Agreement effective, Arcelor must have beneficial ownership of more than 11,100,000 shares of Company common stock on or prior to April 15, 2015.  Arcelor currently owns 8,256,699 shares of common stock.

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

Break Fees.  A break fee is payable by both the Company and Hanlong if the Purchase Agreement terminates because of the failure of certain conditions to the closing of Tranche 1 or Tranche 2.  A break fee of $10 million is payable to the Company if the Purchase Agreement is terminated because Hanlong fails to obtain necessary Chinese government approvals or to give its assurances about the availability of the Term Loan.  The Company has agreed to pay $5 million to Hanlong if the conditions concerning our stockholder approval, the publication of the DEIS or the Record of Decision are not timely satisfied or waived and the Purchase Agreement is terminated.  The Company break fees may be increased by $5 million if the Purchase Agreement is terminated and the Company has violated the “no-shop” provisions of the Purchase Agreement and may be increased in other circumstances not to exceed an additional $3 million if the Company requests and Hanlong grants certain extensions of deadlines concerning the DEIS and up to an additional $2 million if the Company requests and Hanlong grants certain extensions concerning the Record of Decision.  In addition, the Company must pay a $2 million fee to Hanlong if it grants the extension concerning the Record of Decision, which fee can be credited against the arrangement fee described above.  The break fee payable by the Company to Hanlong may be paid in cash, or, in certain circumstances, in shares of our common stock at our option.  If paid in shares, the price would be the volume weighted average of our common stock on the NYSE Amex for the five days ending six days after the announcement of the termination.

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

Chinese Bank Loan.  Pursuant to the Purchase Agreement, Hanlong is obligated to use its commercially reasonable efforts to procure the Term Loan in an amount of at least $665 million with a term of at least 14 years after commercial production begins at the Mt. Hope Project.  The Term Loan is expected to bear interest at a rate of LIBOR plus a spread of between 2% and 4% per annum.  The Purchase Agreement provides that the Term Loan will have customary covenants and conditions; however, the terms of the Term Loan have not been negotiated with the lender and we have no assurance as to the final terms of the Term Loan.  Hanlong or an affiliate is obligated to guarantee the Bank Loan.  When funds can be drawn by the Company under the Term Loan, the Company will pay a $15 million arrangement fee to Hanlong who will pay all fees and expenses associated with the Term Loan before the Term Loan Closing, including those charged by the Chinese bank.

Bridge Loan

Hanlong has also agreed to provide a $20 million bridge loan (the “Bridge Loan”) to the Company in two equal $10 million tranches.  Subsequent to March 31, 2010, we drew down Tranche 1 in the amount of $10 million on April 26, 2010.  The second loan tranche will be available five business days after receipt of stockholder approval and is subject to the satisfaction of customary conditions.  The first tranche of the Bridge Loan bears interest at

LIBOR plus 2% per annum.  The second tranche of the Bridge Loan will bear interest at 10% per annum.  The Bridge Loan will be repaid from the proceeds of the Term Loan.  If Hanlong agrees, the second tranche may also be repaid, at the Company’s election, in shares of the Company’s common stock.  If paid in shares, the price would be the volume weighted average of the Company’s shares on the NYSE Amex for a five-day period after public announcement of the event that required repayment.  The Company may offset its right to receive the break fee against its obligations to repay borrowings under the Bridge Loan.  If not sooner repaid, the Bridge Loan will mature on the earliest of 120 days after the issuance of the Record of Decision, the date on which the Purchase Agreement terminates, and January 31, 2012.  The Bridge Loan and our obligation to pay a break fee to Hanlong under the Purchase Agreement is secured by a pledge by us of a 10% limited liability company interest in the LLC.

Molybdenum Supply Agreement

The Company signed a molybdenum supply agreement (the “Supply Agreement”) with a Hanlong affiliate (referred to in this subsequent discussion as “Hanlong”), which will be effective upon the later of the Tranche 2 closing, the Term Loan closing, or the Company’s election not to enter into the Term Loan.  Until the expiration of certain existing molybdenum supply agreements by which the Company is currently bound (the “Existing Supply Agreements”), Hanlong will be required to purchase all the Company’s share of the Mt. Hope molybdenum production above that necessary for the Company to meet its existing supply commitments.  After the expiration of the Existing Supply Agreements, until the original scheduled maturity date of the Term Loan, or if the Company elects not to enter into the Term Loan, 14 years after commencement of commercial production from the Mt. Hope Mine, Hanlong must annually purchase the greater of 16 million pounds and 70% of the Company’s share of Mt. Hope production.  Following the original scheduled maturity date of the Term Loan, or if the Company elects not to enter into the Term Loan, 14 years after commencement of commercial production from the Mt. Hope Mine, Hanlong must purchase a percentage of the Company’s share of Mt. Hope production equal to 2.5 times Hanlong’s fully-diluted percentage ownership of our common stock.  Subject to certain exceptions, the Supply Agreement will terminate once Hanlong’s fully-diluted percentage ownership of the Company falls below 5%. As long as Hanlong continues to guarantee the Term Loan, the Supply Agreement will not terminate even if Hanlong’s ownership falls below 5%.  If the cause of Hanlong’s ownership falling below 5% is a change of control of the Company or a dilutive transaction in which Hanlong does not have the right to participate, the Supply Agreement will not terminate and Hanlong will be obligated to continue to purchase a percentage of the Company’s share of Mt. Hope production equal to 2.5 times Hanlong’s fully-diluted percentage ownership of the Company as it existed immediately prior to such change of control or dilutive transaction.  If the Company elects not to enter into the Term Loan, and the second loan tranche does not close, Hanlong’s obligation to purchase the Company’s share of Mt. Hope production in each of the periods described above will be half of the obligations described above.

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

Existing supply agreements cover the sales of 100% of the production of Mt. Hope for the first 5 years of operation with 50% of those sales being covered by floor price protection.  Over the following 9 years of operation Hanlong is committed to purchase a minimum of 70% of production with 25% of that covered under floor price protection.  ArcelorMittal has an option to commit to 3 million pounds of production from year 6 through year 15 of operation.  Hanlong has committed to take a percentage of production which is 2.5 times their percentage ownership share of the Company for the life of the mine.

Other Capital Requirements

We also require additional capital to maintain our mining claims and other rights related to the Liberty Property, as well as continue payment of ongoing general and administrative costs associated with supporting our planned operations.

Results of Operations

Three months ended March 31, 2010, compared to three months ended March 31, 2009

For the three months ended March 31, 2010, we had a consolidated net loss of $2.8 million compared with a consolidated net loss of $3.1 million in the same period for 2009.

For the three months ended March 31, 2010, and 2009, exploration and evaluation expenses were $0.1 million and $0.2 million, respectively.

For the three months ended March 31, 2010, and 2009, general and administrative expenses were $2.7 million and $2.9 million, respectively.  For the three months ended March 31, 2010, the decline in costs compared to the previous year relates to the implementation of our cash conservation plan.

Interest income was nil for the three months ended March 31, 2010, as a result of substantially lower interest rates and lower consolidated cash balances in 2010 and 2009.

Contractual Obligations

Our contractual obligations as of March 31, 2010, were as follows:

	Payments due by period (in millions)
Contractual obligations	Total	2010	2011 - 2013	2014 - 2015	2016 & Beyond
Long-Term Debt (Capital Lease) Obligations	$0.3	$0.1	$0.2	$—	$—
Operating Lease Obligations	0.7	0.2	0.5	—	—
Purchase Contracts	52.6	8.0	44.6	—	—
Advance Royalties and Deferral Fees (1)	22.7	1.5	21.2	—	—
Provision for post closure reclamation and remediation	0.6	—	—	—	0.6
Total	$76.9	9.8	$66.5	$—	$0.6

(1)          Assumes that full project financing is obtained during 2010

At March 31, 2010, we have contracts to purchase mining equipment comprised of two electric shovels and have cancelled orders for mine drills and loaders.  We have a non-binding letter of agreement on 24 haul trucks that establishes our priority for delivery and provides for the then current pricing using market indices upon initiation of an order.  We have active orders with varying stages of fabrication on milling process equipment comprised of two 230kV primary transformers and substation, a primary crusher, a semi-autogenous mill, two ball mills, and various motors for the mills.  We have suspended fabrication on 16 flotation cells, lime slaking equipment, hydrocyclones, and other smaller milling process equipment with the ability to re-initiate fabrication at any time.  We have completed negotiations with the manufacturer of two multi-hearth molybdenum roasters to terminate its fabrication of this equipment and receive finished goods of the partially completed order.  We plan to re-establish a new purchase order with this manufacturer as additional financing is secured and equipment procurement is restarted under the current market terms and conditions.

The following table sets forth the LLC’s remaining cash commitments under purchase contracts at March 31, 2010, resulting from the re-negotiation and cancelation of Purchase Contracts as discussed above (in millions).

Period	Cash Commitments Under Purchase Contracts as of March 31, 2010
2010	8.0
2011	21.1
2012	21.1
2013	2.4
2014	—
Total	$52.6

Cash commitments under purchase contracts are inclusive of $20.8 million under milling process equipment orders (approximately $8.0 million due through the end of 2010, and $12.8 million in 2011), and $31.8 million in mining equipment orders.

We estimate that we will be required to pay approximately $0.6 million in additional insurance and handling costs, related to the custom-build grinding and other milling process equipment.  Based on our current plan, we expect to make additional payments of approximately $8.0 million under these milling process equipment orders through the end of 2010, and $12.8 million in 2011.  As our additional financing becomes available and equipment procurement is restarted, agreements that were suspended or terminated will be renegotiated under the then current market terms and conditions, as necessary.

If the Company does not make payments required under the purchase contracts, it could be subject to claims for breach of contract or to cancellation of the purchase contract.  In addition, we may proceed to selectively suspend, cancel or attempt to renegotiate additional purchase contracts if we are forced to further conserve cash.  See “— Liquidity and Capital Resources” above.  If we cancel or breach any contracts, we will take all appropriate action to minimize any losses, but could be subject to claims or penalties under the contracts or applicable law.  The cancellation of certain key contracts would cause a delay in the commencement of operations, have ramifications under the LLC Agreement with POS-Minerals and would add to the cost to develop our interest in the Mt. Hope Project.

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

In order to better manage commodity price risk and to seek to reduce the negative impact of fluctuations in prices, we will seek to enter into long term supply contracts.  On December 28, 2007, we entered into a molybdenum supply agreement with Arcelor that provides for Arcelor to purchase 6.5 million pounds of molybdenum per year, plus or minus 10%, once the Mt. Hope Project commences commercial operations at minimum specified levels. The supply agreement provides for a floor price along with a discount for spot prices above the floor price and expires five years after the commencement of commercial production at the Mt. Hope Project.  Both the floor and threshold levels at which the percentage discounts change are indexed to a producer price index.

On May 14, 2008, we entered into a molybdenum supply agreement with SeAH Besteel Corporation (“SeAH Besteel”), Korea’s largest manufacturer of specialty steels, which provides for SeAH Besteel to purchase 4.0 million pounds of molybdenum per year, plus or minus 10%, once the Mt. Hope Project commences commercial operations at minimum specified levels. Like the Arcelor supply agreement, the supply agreement with SeAH Besteel provides for a floor price along with staged discounts for spot prices above the floor price and expires five years from the date of first supply under the agreement.  Both the floor and threshold levels at which the percentage discounts change are indexed to a producer price index.

On August 8, 2008, the Company entered into a molybdenum supply agreement (“Sojitz Agreement”) with Sojitz Corporation.  The Sojitz Agreement provides for the supply of 5.0 million pounds per year of molybdenum for five years, beginning once the Mt. Hope Project reaches certain minimum commercial production levels.  One million annual pounds sold under the Sojitz Agreement will be subject to a per-pound molybdenum floor price and is offset by a flat discount to spot moly prices above the floor.  The remaining 4.0 million annual pounds sold under the Sojitz Agreement will be sold with reference to spot moly prices without regard to a floor price.  The Sojitz Agreement includes an option for cancellation in the event that supply from the Mt. Hope Project has not begun by January 1, 2013.

On March 4, 2010, the Company signed a molybdenum supply agreement (“Supply Agreement”) with a Hanlong affiliate (referred to in this subsequent discussion as “Hanlong”), which will be effective upon the later of the Tranche 2 closing, the Term Loan closing, or the Company’s election not to enter into the Term Loan.  Until the expiration of certain existing molybdenum supply agreements by which the Company is currently bound (“Existing Supply Agreements”), Hanlong will be required to purchase all the Company’s share of the Mt. Hope molybdenum production above that necessary for the Company to meet its existing supply commitments.  After the expiration of the Existing Supply Agreements, until original scheduled maturity date of the Term Loan, or if the Company elects not to enter into the Term Loan, 14 years after commencement of commercial production from the Mt. Hope Mine, Hanlong must annually purchase the greater of 16 million pounds and 70% of the Company’s share of Mt. Hope production.  Following the original scheduled maturity date of the Term Loan, or if the Company elects not to enter into the Term Loan, 14 years after commencement of commercial production from the Mt. Hope Mine, Hanlong must purchase a percentage of the Company’s share of Mt. Hope production equal to 2.5 times Hanlong’s fully-diluted percentage ownership of our common stock.  Subject to certain exceptions, the Supply Agreement will terminate once Hanlong’s fully-diluted percentage ownership of the Company falls below 5%. As long as Hanlong continues to guarantee the Term Loan, the Supply Agreement will not terminate even if Hanlong’s ownership falls below 5%.  If Hanlong ceases to guarantee the Term Loan, if the cause of Hanlong’s ownership falling below 5% is a change of control of the Company or a dilutive transaction in which Hanlong does not have the right to participate, the Supply Agreement will not terminate and Hanlong will be obligated to continue to purchase a percentage of the Company’s share of Mt. Hope production equal to 2.5 times Hanlong’s fully-diluted percentage ownership of the Company as it existed immediately prior to such change of control or dilutive transaction.  If the Company elects not to enter into the Term Loan, and Tranche 2 does not close, Hanlong’s obligation to purchase the Company’s share of Mt. Hope production in each of the periods described above will be half of the obligations described above.

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

Existing supply agreements cover the sales of 100% of the production of Mt. Hope for the first 5 years of operation with 50% of those sales being covered by floor price protection.  Over the following 9 years of operation Hanlong is committed to purchase a minimum of 70% of production with 25% of that covered under floor price protection.  ArcelorMittal has an option to commit to 3 million pounds of production from year 6 through year 15 of operation.  Hanlong has committed to take a percentage of production which is 2.5 times their percentage ownership share of the Company for the life of the mine.

All four long term supply agreements provide for supply only after commercial production levels are achieved, and no provisions require the Company to deliver product or make any payments if commercial production is never achieved, or declines in later periods.  The agreements require that monthly shortfalls be made up only if the Company’s portion of Mt. Hope production is available for delivery, after POS-Minerals has taken its share.  In no event do these requirements to make up monthly shortfalls become obligations of the Company if production does not meet targeted levels.

Furthermore, each of the agreements have take-or-pay provisions that require the buyers to either take delivery of product made available by the Company, or to pay as though they had taken delivery pursuant to the term of the agreements.  The Company has no obligation to supply product if it is not produced in sufficient quantity from the Mt. Hope mining and milling operation.

While we have not used derivative financial instruments in the past, we may elect to enter into derivative financial instruments to manage commodity price risk.  We have not entered into any market risk sensitive instruments for trading or speculative purposes and do not expect to enter into derivative or other financial instruments for trading or speculative purposes.

Interest Rate Risk

As of March 31, 2010, we had a balance of cash and cash equivalents and restricted cash of $24.6 million.  Interest rates on short term, highly liquid investments have not changed materially since December 31, 2008 and continue to be 1% or less on an annualized basis. If and to the extent that these funds were invested in interest bearing instruments during the entire three month period ended March 31, 2010, a hypothetical 1% point decrease in the rate of interest earned on these funds would reduce interest income to nil for the three month period ended March 31, 2010.

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

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On March 26, 2009, the Nevada State Engineer approved the Company’s previously filed water applications that requested mining and milling use of 11,300 acre feet annually of water to be drawn from a well field near the Mt. Hope project in Kobeh Valley.  On April 24, 2009, two appeals of the ruling were filed by Eureka County, Tim Halpin, Eureka Producers’ Cooperative and Cedar Ranches, LLC., (“Petitioners”) with the Seventh Judicial District Court of the State of Nevada challenging the State Engineer’s decision.  On April 23, 2010, the District Court issued an order remanding the matter for another hearing by the State Engineer.  The Court ruled that the Petitioners’ due process rights to a full and fair hearing were violated when the State Engineer considered and relied upon a version of the Company’s hydrology model that had not been presented to the Petitioners before the hearing.  The Company anticipates the State Engineer will promptly schedule a new hearing and does not anticipate that the new hearing will affect the Mt. Hope construction or production timelines.  The District Court’s decision is separate from and does not affect the Federal permitting process and the work associated with the Company’s EIS.

ITEM 1A.	RISK FACTORS.

Our Annual Report on Form 10-K for the year ended December 31, 2009, including the discussion under the heading “Risk Factors” therein, and this report describe risks that may materially and adversely affect our business, results of operations or financial condition.  The risks described in our Annual Report on Form 10-K and this report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operations.

If certain conditions are not met under the Hanlong transaction documents, our ability to begin development of the Mt. Hope Project could be delayed further.

The investments by Hanlong in our common stock and the related financing with a Chinese bank and the moly supply agreement are subject to a number of conditions precedent including, among other conditions described in descriptions of the transactions in our public filings, receipt by us of required governmental permits, approvals of Chinese government authorities for investments in us by Hanlong and loans expected to be made by a Chinese Bank, and negotiation of acceptable loan terms with that bank. These conditions may not be met, in which case our ability to begin development of the Mt. Hope Project could be delayed further while we attempt to obtain alternative financing.  We may not be successful in obtaining acceptable financing since the current credit markets are difficult for development stage companies.

The existence of the stockholders rights plan could prevent an acquisition of our shares that might be at a premium to the market price

In March, 2010 our board of directors adopted a stockholder rights plan, commonly known as a “poison pill”, which is designed to prevent or discourage acquisition of more than 20 per cent of our outstanding stock without the prior approval of our Board.  While our Board believes that the rights plan is in the best interests of our stockholders, its existence could prevent an acquisition of our shares that might be at a premium to the market price and that stockholders might view as beneficial.  Other matters that may prevent a takeover that is not approved by our Board are discussed in the risk factors in our Form 10-K for the year ended December 31, 2009.

Special Note Regarding Forward-Looking Statements

Certain statements in this report may constitute forward-looking statements, which involve known and unknown risks, uncertainties and other factors, which may cause actual results, performance or achievements of our Company, the Mt. Hope Project, Liberty Property and our other projects, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  We use the words “may,” “will,” “believe,” “expect,” “anticipate,” “intend,” “future,” “plan,” “estimate,” “potential” and other similar expressions to identify forward-looking statements.  These forward-looking statements are subject to a number of risks, uncertainties and assumptions that could cause actual results to differ materially from those in the forward looking statements. Such risks, uncertainties and assumptions are described in the “Risk Factors” section included in our Annual Report on Form 10-K for the year ended December 31, 2009, and this report, and include, among other things:

•                  our dependence on the success of the Mt. Hope Project;

•                  the ability to obtain all required permits and approvals for the Mt. Hope Project and the Liberty Property;

•                  issues related to the management of the Mt. Hope Project pursuant to the LLC Agreement;

•                  investments by Hanlong and a loan from a Chinese bank are subject to significant consents, approvals and conditions precedent which may not be obtained or met;

•                  negotiation of acceptable loan terms with a Chinese bank in connection with the Hanlong transaction;

•                  risks related to the failure of POS-Minerals to make contributions pursuant to the LLC Agreement;

•                  fluctuations in the market price of, and demand for, molybdenum and other metals;

•                  the estimation and realization of mineral reserves and production estimates, if any;

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

•                  title disputes or claims; and

•                  limitations of insurance coverage;

•                  our investors may lose their entire investment in our securities;

•                  the disruptions of 2008 and 2009 in the overall economy and financial markets may continue to adversely impact our business;

•                  counter party risks;

•                  inherent operating hazards of mining;

•                  climate change and climate change legislation for planned future operations;

•                  compliance/non-compliance with the Mt. Hope lease;

•                  losing key personnel or the inability to attract and retain additional personnel;

•                  reliance on independent contractors, experts, technical and operational service providers over whom we have limited control;

•                  increased costs can affect our profitability;

•                  shortages of critical parts, equipment, and skilled labor may adversely affect our development costs;

•                  legislation may make it difficult to retain or attract officers and directors and can increase costs of doing business;

•                  adverse results of internal control evaluations could result in a loss of investor confidence and have an adverse effect on the price of the common stock;

•                  our common stock has a limited public market which may adversely affect the market price of our shares and may make it difficult for our shareholders to sell their shares;

•                  we do not anticipate paying cash dividends in the foreseeable future;

•                  provisions of Delaware law and our charter and bylaws may delay or prevent transactions that would benefit shareholders.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit
3.1†	Certificate of Designation of Series A Junior Participating Preferred Stock (Filed as Exhibit 3.1 to our Current Report on Form 8-K filed on March 5, 2010.)
3.2†	Amended and Restated Bylaws (Filed as Exhibit 3.2 to our Current Report on Form 8-K filed on March 5, 2010.)
4.1†	Rights Agreement, dated March 4, 2010, between the Company and Registrar and Transfer Company, as Rights Agent (Filed as Exhibit 4.1 to our Current Report on Form 8-K filed on March 5, 2010.)
10.1†

Amendment No. 2 to Limited Liability Company Agreement of Eureka Moly, LLC dated as of January 20, 2010, by and between Nevada Moly, LLC and POS-Minerals Corporation (Filed as Exhibit 10.3 to our Current Report on Form 8-K filed on January 25, 2010.)

10.2†	Third Installment Election, dated as of March 3, 2010, between Nevada Moly, LLC and POS-Minerals Corporation (Filed as Exhibit 10.4 to our Current Report on Form 8-K filed on March 5, 2010.)
10.3†	Securities Purchase Agreement between the Company and Hanlong (USA) Mining Investment, Inc., dated March 4, 2010 (Filed as Annex B to our Definitive Proxy Statement filed on April 6, 2010.)
10.4†	Bridge Loan Agreement between the Company and Hanlong Mining Investment, Inc., dated March 4, 2010 (Filed as Annex C to our Definitive Proxy Statement filed on April 6, 2010.)
10.5†	Pledge Agreement between Nevada Moly, LLC and Hanlong (USA) Mining Investment, Inc., dated March 4, 2010 (Filed as Annex D to our Definitive Proxy Statement filed on April 5, 2010.)
10.6*	Molybdenum Supply Agreement, dated as of March 4, 2010, by and among the Company and Nevada Moly, LLC, China Han Long Mining Development Limited and Hanlong (USA) Mining Investment, Inc.
10.7†	Form of Stockholder Agreement between the Company and Hanlong (USA) Mining Investment, Inc. (Filed as Annex E to our Definitive Proxy Statement filed on April 5, 2010.)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Confidential treatment has been requested for certain portions of this exhibit, and such confidential portions have been separately filed with the Securities and Exchange Commission.

† Previously filed as indicated and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 6, 2010

GENERAL MOLY, INC.

By:	/s/ David A. Chaput
David A. Chaput
Chief Financial Officer and
Duly Authorized Officer