Form 10-Q
period 2010-06-30
General Moly, Inc
filed 2010-07-30
CIK 1275229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The number of shares outstanding of registrant’s common stock as of July 28, 2010, was 72,567,538.

PART I - FINANCIAL INFORMATION

ITEM 1.                  FINANCIAL STATEMENTS

GENERAL MOLY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

(Unaudited - In thousands, except par value amounts)

	June 30, 2010	December 31, 2009

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$22,895	$48,614
Deposits, prepaid expenses and other current assets	183	179
Total Current Assets	23,078	48,793
Mining properties, land and water rights — Note 4	106,977	101,190
Deposits on project property, plant and equipment	67,400	42,648
Restricted cash held for electricity transmission	12,286	12,286
Restricted cash held for reclamation bonds	1,133	1,133
Non-mining property and equipment, net	452	553
Other assets	2,994	2,994
TOTAL ASSETS	$214,320	$209,597
LIABILITIES, CONTINGENTLY REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$2,952	$3,799
Current portion of long term debt	144	163
Total Current Liabilities	3,096	3,962
Provision for post closure reclamation and remediation costs	561	586
Deferred gain	200	100
Long term debt, net of current portion	10,239	268
Total Liabilities	14,096	4,916

COMMITMENTS AND CONTINGENCIES — Note 10

CONTINGENTLY REDEEMABLE NONCONTROLLING INTEREST	99,761	99,761

EQUITY
Common stock, $0.001 par value; 200,000,000 shares authorized, 72,567,538 and 72,437,538 shares issued and outstanding, respectively	73	72
Additional paid-in capital	188,878	187,290
Accumulated deficit before exploration stage	(213)	(213)
Accumulated deficit during exploration and development stage	(88,275)	(82,229)
Total Equity	100,463	104,920
TOTAL LIABILITIES, CONTINGENTLY REDEEMABLE NONCONTROLLING INTEREST AND EQUITY	$214,320	$209,597

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOLY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited - In thousands, except per share amounts)

					January 1, 2002
					(Inception of
	Three Months Ended		Six Months Ended		Exploration
	June 30,	June 30,	June 30,	June 30,	Stage) to June
	2010	2009	2010	2009	30, 2010

REVENUES	$—	$—	$—	$—	$—
OPERATING EXPENSES:
Exploration and evaluation	180	166	308	364	37,818
General and administrative expense	2,985	2,724	5,703	5,637	54,689
TOTAL OPERATING EXPENSES	3,165	2,890	6,011	6,001	92,507
LOSS FROM OPERATIONS	(3,165)	(2,890)	(6,011)	(6,001)	(92,507)
OTHER INCOME
Interest and dividend income	5	—	6	8	3,969
Interest expense	(41)	—	(41)	—	(41)
Other income	—	—	—	—	65
TOTAL OTHER INCOME	(36)	—	(35)	8	3,993
LOSS BEFORE TAXES	(3,201)	(2,890)	(6,046)	(5,993)	(88,514)
Income Taxes	—	—	—	—	—
NET LOSS	$(3,201)	$(2,890)	$(6,046)	$(5,993)	$(88,514)
Less: Net loss attributable to contingently redeemable noncontrolling interest	—	136	—	239	239
NET LOSS ATTRIBUTABLE TO GENERAL MOLY, INC.	$(3,201)	$(2,754)	$(6,046)	$(5,754)	$(88,275)
Basic and diluted net loss attributable to General Moly per share of common stock	$(0.04)	$(0.04)	$(0.08)	$(0.08)
Weighted average number of shares outstanding — basic and diluted	72,568	72,104	72,557	72,034

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOLY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited — In thousands)

			January 1, 2002
			(Inception of
			Exploration
	Six Months Ended		Stage) to
	June 30,	June 30,	June 30,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(6,046)	$(5,993)	$(88,514)
Adjustments to reconcile net loss to net cash used by operating activities:
Services and expenses paid with common stock	—	—	1,990
Repricing of warrants	585	—	585
Forfeitures of deposits on property and equipment	—	378	378
Depreciation and amortization	184	173	1,081
Interest expense	41	—	41
Equity compensation for employees and directors	604	257	14,062
(Increase) decrease in deposits, prepaid expenses and other	(4)	5	(91)
Decrease (increase) in restricted cash held for electricity transmission	—	259	(12,286)
(Decrease) increase in accounts payable and accrued liabilities	(975)	346	2,390
(Decrease) increase in post closure reclamation and remediation costs	(25)	(145)	352
Net cash used by operating activities	(5,636)	(4,720)	(80,012)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for the purchase of equipment	—	—	(1,424)
Purchase of securities	—	—	(137)
Purchase and development of mining properties, land and water rights	(5,819)	(16,312)	(100,452)
Deposits on property, plant and equipment	(24,331)	(1,346)	(67,357)
Proceeds from option to purchase agreement	100	100	200
Increase in restricted cash held for reclamation bonds	—	—	(642)
Cash provided by sale of marketable securities	—	—	246
Net cash used by investing activities	(30,050)	(17,558)	(169,566)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock, net of issuance costs	56	63	165,260
Proceeds from debt	10,000	—	10,000
Cash proceeds from POS-Minerals Corporation	—	—	100,000
Cash paid to POS-Minerals Corporation for purchase price adjustment	—	—	(2,994)
Decrease in restricted cash — Eureka Moly, LLC	—	13,784	—
Net increase (decrease) in leased assets	(89)	(63)	161
Net cash provided by financing activities	9,967	13,784	272,427
Net (decrease) increase in cash and cash equivalents	(25,719)	(8,494)	22,849
Cash and cash equivalents, beginning of period	48,614	78,462	46
Cash and cash equivalents, end of period	$22,895	$69,968	$22,895
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Equity compensation capitalized as development	$472	$358	$5,551
Restricted cash held for reclamation bond acquired in an acquisition	—	—	491
Post closure reclamation and remediation costs and accounts payable assumed in an acquisition	—	—	263
Common stock and warrants issued for property and equipment	—	—	1,586

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOLY, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — DESCRIPTION OF BUSINESS

General Moly, Inc. (“we”, “us”, “our”, “the Company”, or “General Moly”) is a Delaware corporation originally incorporated as General Mines Corporation on November 23, 1925.  In 1966, the Company amended its articles of incorporation to change its name to Idaho General Petroleum and Mines Corporation, and amended its articles again in 1967 changing its name to Idaho General Mines, Inc. On October 5, 2007, we reincorporated in the State of Delaware (“Reincorporation”) through a merger involving Idaho General Mines, Inc. and General Moly, Inc., a Delaware corporation that was a wholly owned subsidiary of Idaho General Mines, Inc. The Reincorporation was effected by merging Idaho General Mines, Inc. with and into General Moly, with General Moly being the surviving entity.  For purposes of the Company’s reporting status with the Securities and Exchange Commission (“SEC”), General Moly is deemed a successor to Idaho General Mines, Inc.

We were in the exploration stage until October 4, 2007, when our Board of Directors (“Board”) approved the development of the Mt. Hope molybdenum property (“Mt. Hope Project”) in Eureka County, Nevada.  The Company is now in the development stage and is currently proceeding with the development of the Mt. Hope Project.  We are also conducting evaluation activities on our Liberty molybdenum property (“Liberty Property” formerly referred to as the Hall-Tonopah Property) in Nye County, Nevada.  In addition, we have certain other, non-core, mineral interests in the Western United States that we are currently evaluating for potential development or sale.

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

Pursuant to the terms of the LLC Agreement, POS-Minerals made its first and second cash contributions to the LLC totaling $100.0 million during the year ended December 31, 2008 (“Initial Contributions”).  Additional amounts will be due from POS-Minerals within 15 days after the date (“ROD Contribution Date”) that specified conditions (“ROD Contribution Conditions”) have been satisfied.  The ROD Contribution Conditions are the receipt of major operating permits for the project, that the Record of Decision (“ROD”) from the United States Bureau of Land Management (“BLM”) for the project has become effective, and any administrative or judicial appeals with respect thereto are final.  We are currently targeting the effectiveness of the ROD and the satisfaction of the ROD Contribution Conditions to occur by mid-2011, but circumstances beyond our control, including reviewing agency delays or requests for additional information or studies, and requests for review or appeals of the BLM decision, could cause the effectiveness of the ROD and/or the satisfaction of the ROD Contribution Conditions to be delayed.

To maintain its 20% interest in the LLC, POS-Minerals will be required to make an additional $56.0 million contribution plus its 20% share of all Project costs incurred from the Closing Date to the ROD Contribution Date within 15 days after the ROD Contribution Date.  If POS-Minerals does not make its additional $56.0 million contribution when due after the ROD Contribution Date, its interest will be reduced to 10% and the return of contributions will be zero.

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

Furthermore, a provision in the LLC Agreement permits POS-Minerals the option to put its interest in the LLC to Nevada Moly after a change of control of the Company, as defined in the LLC agreement, followed by (i) failure to begin full construction at the LLC by the Company or the surviving entity before December 31, 2010, or (ii) failure to use standard mining industry practice in connection with development and operation of the project as contemplated by the parties for a period of twelve months after December 31, 2010.  If POS-Minerals puts its interest, Nevada Moly would be required to purchase the interest for 120% of POS-Minerals contributions to the LLC plus 10% interest per annum.

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

NOTE 2 — LIQUIDITY, CAPITAL REQUIREMENTS AND RESTRUCTURING

Our consolidated cash balance at June 30, 2010, was $22.9 million compared to $48.6 million at December 31, 2009.  The cash needs for the development of the Mt. Hope Project require that we or the LLC finalize significant financing in addition to the capital contributions to be received from POS-Minerals.

The anticipated sources of financing described below, combined with funds anticipated to be received from POS-Minerals in order to retain its 20% share, provide substantially all of our currently planned funding required to construct and place the Mt. Hope Project into commercial operation.

Securities Purchase Agreement with Hanlong (USA) Mining Investment Inc. and Chinese Bank Loan

On March 4, 2010, we signed a Securities Purchase Agreement (“Purchase Agreement”) with Hanlong (USA) Mining Investment, Inc. (“Hanlong”), an affiliate of Sichuan Hanlong Group, a large privately held Chinese company.  The Purchase Agreement and the related agreements described below form the basis of a significant investment by Hanlong in the Company that is intended to provide the Company with adequate capital to develop the Mt. Hope Project.  The Purchase Agreement provides for the sale to Hanlong of shares of our common stock in two tranches that will aggregate 25% of our outstanding stock on a fully diluted basis.  The average price per share, based on the anticipated number of shares to be issued, is $2.88 for an aggregate price of $80 million, and constitutes a small premium as compared to the $2.60 closing share price of the Company on March 4, 2010.  The share issuance is part of a larger transaction that includes the commitment by Hanlong to use its commercially reasonable efforts to procure a $665 million bank loan for the Company (“Term Loan”) from a prime Chinese bank that will be guaranteed by an affiliate of Hanlong, a $20 million bridge loan from Hanlong to the Company, and a long-term molybdenum supply off-take agreement pursuant to which a Hanlong affiliate will agree to purchase a substantial part of the molybdenum production from the Mt. Hope Project at specified prices.

Securities Purchase Agreement

Stock Purchase.  The Purchase Agreement provides, subject to terms and conditions of the Purchase Agreement, for the purchase by Hanlong for an aggregate price of $80 million, of approximately 27.8 million shares of our common stock which will equal 25% of our outstanding common stock on a fully-diluted basis following the purchase, or approximately 38.3% of our currently outstanding common stock.  Fully diluted is defined as all of our outstanding common stock plus all outstanding options and warrants, whether or not currently exercisable.  Hanlong is obligated to purchase the first 12.5% of our fully-diluted shares, or approximately 11.9 million (“Tranche 1”) for $40 million, or approximately $3.36 per share, following satisfaction of certain conditions, including receipt of stockholder approval of the equity issuances in connection with the transaction (received at the Annual Meeting of Stockholders held on May 13, 2010), publication of the notice of availability of the Draft Environmental Impact Statement (“DEIS”) concerning the Mt. Hope Project by the BLM, receipt of necessary Chinese government approvals for certain portions of the transaction, assurances from Hanlong as to the availability of the Term Loan, approval of the shares for listing on the New York Stock Exchange Amex (“NYSE Amex”) and absence of certain defaults.  The actual number of shares and price per share will be adjusted for any change in the number of fully diluted shares before the closing of Tranche 1.  The parties may waive the conditions to their respective obligations.  The Company anticipates that Tranche 1 will close later this year.

Hanlong and the Company continue to work toward achievement of Tranche 1 Conditions.  The Company received overwhelming support from stockholders at the Company’s Annual General Meeting and is continuing to progress toward publication of the Draft EIS.  Hanlong, along with support from General Moly, is continuing work toward receiving the Chinese Government approvals for the investment. On July 29, Hanlong received the third and final signature required for Sichuan Provincial National Development and Reform Commission (NDRC) approval and Hanlong has advanced the approval to NDRC’s Beijing headquarters.  Once the national NDRC approves the transaction, Hanlong will pursue approvals from the Ministry of Commerce and the State Administration for Foreign Exchange (SAFE).

Under the terms of the agreement, Hanlong is required to obtain government approvals for the investment within three months of stockholder approval, or August 13, 2010.  Based on discussions with Hanlong, it was determined that it is highly unlikely that all of the Chinese Government approvals will be fully obtained by this deadline.  Therefore, on July 30, the Company executed an amendment to the Hanlong agreement extending the deadline for obtaining government approvals by two months to October 13, 2010.  In consideration for the extension, the amendment also extends the Company’s deadlines for publishing its Draft Environmental Impact Statement (DEIS) and receiving its Record of Decision (ROD) by two months, to February 28, 2011 and November 30, 2011, respectively, although the Company currently does not anticipate utilizing the additional time permitted for the publication of the DEIS or receipt of the ROD.

The second tranche (“Tranche 2”), which will involve the purchase of approximately 15.9 million additional shares, will be for a purchase price of an additional $40 million, or approximately $2.52 per share.  The actual number of shares and price per share will be adjusted for any change in the number of fully diluted shares before the closing of Tranche 2.  Significant conditions to the closing of Tranche 2 include issuance of the ROD for the Mt. Hope Project by the BLM, approval of the plan of operation for the Mt. Hope Project by the BLM, and the completion of documentation for and satisfaction of conditions precedent to lending under the Term Loan.  The Purchase Agreement may be terminated by either party (provided the terminating party is not in default) if the closings of Tranche 1 and Tranche 2 have not occurred by January 31, 2011, and September 30, 2011, respectively, subject to extension under some circumstances to January 31, 2012.

The potential purchase of common stock by Hanlong gave ArcelorMittal, S.A. (“ArcelorMittal”), which presently owns approximately 10.0% of our fully diluted common stock, the right to acquire additional shares so that it could maintain its current level of ownership.  On April 16, 2010, we entered into a Consent and Waiver Agreement whereby ArcelorMittal agreed to waive its anti-dilution rights with respect to the Company’s proposed issuance of stock under the Hanlong investment.  ArcelorMittal will retain anti-dilution rights for future issuances of Company common stock.  ArcelorMittal also consented to the issuance of common stock at a price that may be below the market price.  ArcelorMittal will also have the one-time right to purchase a number of shares that will ensure that ArcelorMittal owns 10% of the outstanding common stock if we issue more than 10,000,000 shares of common stock, outside of those shares issued through the Hanlong transaction.  In connection with the Consent and

Waiver Agreement, ArcelorMittal and the Company also entered into an Extension Molybdenum Supply Agreement on April 16, 2010 (“Extension Agreement”), providing ArcelorMittal with a five-year option to make effective an agreement to purchase from the Company three million pounds of molybdenum per year for ten years following the expiration of the current five year, 6.5 million annual pound molybdenum supply agreement.  The additional optional off-take will be priced in alignment with the Company’s existing supply agreements.  In order for ArcelorMittal to exercise this option and make the Extension Agreement effective, ArcelorMittal must have beneficial ownership of more than 11.1 million shares of Company common stock on or prior to April 15, 2015.  ArcelorMittal currently owns approximately 8.3 million shares of common stock.

Hanlong will have the right to purchase a portion of any additional shares of common stock that we issue so that it can maintain its percentage ownership unless its ownership at the time is below 5%.  It may also acquire additional shares so that it maintains a 20% indirect interest in the Mt. Hope Project if our interest in the LLC is reduced below 80%.  If we issue shares to fund our obligation to fund the Mt. Hope Project under certain circumstances and Hanlong exercises its rights to maintain its percentage interest, we will be obligated to refund to Hanlong the cost of such shares over a three-year period up to an aggregate of $9 million.

Break Fees.  A break fee is payable by both the Company and Hanlong if the Purchase Agreement terminates because of the failure of certain conditions to the closing of Tranche 1 or Tranche 2.  A break fee of $10 million is payable to the Company if the Purchase Agreement is terminated because Hanlong fails to obtain necessary Chinese government approvals or to give its assurances about the availability of the Term Loan.  The Company has agreed to pay $5 million to Hanlong if the conditions concerning our stockholder approval, the publication of the DEIS or the ROD are not timely satisfied or waived and the Purchase Agreement is terminated.  The Company break fees may be increased by $5 million if the Purchase Agreement is terminated and the Company has violated the “no-shop” provisions of the Purchase Agreement and may be increased in other circumstances not to exceed an additional $3 million if the Company requests and Hanlong grants certain extensions of deadlines concerning the DEIS and up to an additional $2 million if the Company requests and Hanlong grants certain extensions concerning the ROD.  In addition, the Company must pay a $2 million fee to Hanlong if it grants the extension concerning the ROD, which fee can be credited against the arrangement fee described below.  The break fee payable by the Company to Hanlong may be paid in cash, or, in certain circumstances, in shares of our common stock at our option.  If paid in shares, the price would be the volume weighted average of our common stock on the NYSE Amex for the five days ending six days after the announcement of the termination.

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

Bridge Loan

Hanlong has also agreed to provide a $20 million bridge loan (“Bridge Loan”) to the Company in two equal $10 million tranches.  On April 28, 2010, we drew down Tranche 1 in the amount of $10 million.  The second loan tranche became available five business days after receipt of stockholder approval and is subject to the satisfaction of customary conditions.  The first tranche of the Bridge Loan bears interest at LIBOR plus 2% per annum.  The second tranche of the Bridge Loan will bear interest at 10% per annum.  The Bridge Loan will be repaid from the proceeds of the Term Loan.  If Hanlong agrees, the second tranche may also be repaid, at the Company’s election, in shares of the Company’s common stock.  If paid in shares, the price would be the volume weighted average of the Company’s shares on the NYSE Amex for a five-day period after public announcement of the event that required repayment.  The Company may offset its right to receive the break fee against its obligations to repay borrowings under the Bridge Loan.  If not sooner repaid, the Bridge Loan will mature on the earliest of 120 days after the issuance of the ROD, the date on which the Purchase Agreement terminates, and January 31, 2012.  The Bridge Loan and our obligation to pay a break fee to Hanlong under the Purchase Agreement are secured by a pledge by us of a 10% interest in the LLC.

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

Existing supply agreements cover the sales of 100% of the production of Mt. Hope for the first 5 years of operation with 50% of those sales being covered by floor price protection.  Over the following 9 years of operation Hanlong is committed to purchase a minimum of 70% of production with 25% of that covered under floor price protection.  ArcelorMittal has an option to commit up to 3 million pounds of production from year 6 through year 15 of operation.  Hanlong has committed to take a percentage of production which is 2.5 times their percentage ownership share of the Company for the life of the mine

Cash Conservation Plan

The Company continues to operate under a cash conservation plan implemented in March 2009 designed to reduce expenditures and conserve cash in order to maximize financial flexibility.  With our June 30, 2010, consolidated cash balance of $22.9 million, we have the capacity to continue our current level of permitting efforts, maintain efforts to finalize project financing, and secure and hold critical long lead equipment for the ultimate construction of the Mt. Hope project through the end of 2010.

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

Based on our current plan, we expect to make additional payments of approximately $1.2 million under milling process equipment orders throughout the remaining two quarters of 2010, and $12.8 million in 2011.  As additional financing becomes available and equipment procurement is restarted, agreements that were suspended or terminated will be renegotiated under new market terms and conditions, as necessary.  For the gyratory crusher, SAG and ball mills and related electric mill drives, and some other long-lead equipment, we will own the equipment upon final payments that have occurred throughout 2009, during 2010, and into early 2011.  This strategy will allow for a rapid restart of the Mt. Hope Project development upon BLM approval for publication of the DEIS, which will initiate the restart of engineering.

Some orders for mining equipment have been cancelled, and discussions with the remaining suppliers to either cancel or suspend existing agreements are complete.  The lead times and costs associated with many of these items have shortened.  Once financing becomes available, the Company anticipates placing orders for this mining equipment.  The Company will continue to evaluate all options to facilitate a rapid re-start of the project development.

The cash conservation plan has reduced our total cash utilization for general administration and overhead to approximately $1 million per month, inclusive of maintenance costs at the Liberty Property.  Engineering efforts, approximately 60% complete, were largely suspended in the second quarter of 2009, and will resume pending the BLM approval of the DEIS.  Some engineering that is critical for permitting or project restart readiness has continued at a slower pace.

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

Accounting Method

Our interim consolidated financial statements are prepared using the accrual basis of accounting in accordance with GAAP.  With the exception of the LLC, all of our subsidiaries are wholly owned.  In February 2008, we entered into the agreement which established our ownership interest in the LLC at 80%.  At June 30, 2010, the interim consolidated financial statements include the results of our wholly owned subsidiaries and the LLC.  The POS-Minerals contributions attributable to their 20% interest are shown as Contingently Redeemable Noncontrolling Interest on the Consolidated Balance Sheet.  For the quarter ended June 30, 2010, the LLC had no net operating expenses and therefore the Consolidated Statements of Operations reflects no net loss attributable to contingently redeemable noncontrolling interest for that period.

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

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company’s cash equivalent instruments are classified within Level 1 of the fair value hierarchy established by FASB guidance for Fair Value Measurements because they are valued based on quoted market prices in active markets.  These cash instruments included $18.0 million in U.S. Government securities at June 30, 2010.

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

Basic and Diluted Consolidated Net Loss Per Share

Net loss per share was computed by dividing the net loss attributable to General Moly, Inc. by the weighted average number of shares outstanding during the period.   The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  Outstanding warrants to purchase 7,455,434 and 7,455,434 shares of common stock, options to purchase 2,743,323 and 3,377,156 shares of common stock, and unvested stock awards totaling 222,074 and 175,000 at June 30, 2010 and 2009, respectively, and 614,719  and 533,620 shares under Stock Appreciation Rights (“SARs”) at June 30, 2010 and 2009, were not included in the computation of diluted loss per share for the three and six months ended June 30, 2010 and 2009, respectively, because to do so would have been antidilutive.  Therefore, basic loss per share is the same as diluted loss per share.

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

Depreciation and Amortization

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Property and equipment are depreciated using the following estimated useful lives: field equipment — five to seven years; office furniture, fixtures, and equipment — five to seven years; vehicles — three to five years; leasehold improvements — three years; residential trailers — ten to twenty years; and buildings and improvements — ten years.  At June 30, 2010, and 2009, accumulated depreciation and amortization was $0.8 million and $0.5 million, respectively, of which $0.6 million and $0.3 million, respectively, was capitalized.

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

Stock-based Compensation

Stock-based compensation represents the fair value related to stock-based awards granted to members of the Board, consultants, officers and employees.  The Company uses the Black-Scholes model to determine the fair value of stock-based awards under authoritative guidance for Stock-Based Compensation.  For stock-based compensation that is earned upon the satisfaction of a service condition, the cost is recognized on a straight-line basis (net of estimated forfeitures) over the requisite vesting period (up to three years).  Awards expire five years from the date of vesting.  Further information regarding stock-based compensation can be found in Note 7 — “Equity Incentives.”

Comprehensive Loss

For the three and six months ended June 30, 2010, and 2009, the Company’s comprehensive loss was equal to the respective consolidated net losses for the periods presented.

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

NOTE 4 — MINING PROPERTIES, LAND AND WATER RIGHTS

We currently have interests in two mining properties that are the primary focus of our operations.  The Mt. Hope Project is currently in the development stage and the Liberty Property is in the exploration and evaluation stage.  The following is a summary of mining properties, land and water rights at June 30, 2010, and December 31, 2009 (dollars in thousands):

(Dollars in thousands)	At June 30, 2010	At December 31, 2009
Mt. Hope Project:
Development costs	$82,779	$76,985
Mineral, land and water rights	10,253	10,253
Advance Royalties	3,300	3,300
Total Mt. Hope Project	96,332	90,538
Total Liberty Property	9,756	9,763
Other Properties	889	889
Total	$106,977	$101,190

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

NOTE 5 — COMMON STOCK UNITS, COMMON STOCK AND COMMON STOCK WARRANTS

During the three and six months ended June 30, 2010, we issued zero and 163,648 shares of common stock, respectively, pursuant to stock awards under the 2006 Equity Incentive Plan.

At June 30, 2010, we had warrants outstanding totaling 7,455,434, of which 6,455,434 are exercisable at $3.75 per warrant and expire in February 2011 and 1,000,000 are exercisable at $5.00 per share once General Moly has received financing necessary for the commencement of commercial production at the Mt. Hope Project and will expire one year afterwards.

Coghill Capital Management and its affiliates (“Coghill”), a significant stockholder in the Company, provided substantial assistance to the Company with the signing of the Consent and Waiver Agreement and the Extension Agreement with ArcelorMittal.  In recognition of that support, on April 16, 2010, the Company amended and restated warrants issued to Coghill to purchase one million shares of the Company’s common stock issued in connection with the November 2007 private placement and original molybdenum supply agreement with ArcelorMittal to reduce the price of the warrants from $10.00 per share to $5.00 per share.  The incremental cost of the reissued warrants is $0.6 million, which is recorded as expense in the second quarter of 2010.  The warrants remain exercisable once the Company has received financing necessary for the commencement of commercial production at the Mt. Hope project and will expire one year thereafter.  It will also become exercisable in the event of certain corporate reorganizations.

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

NOTE 6 — PREFERRED STOCK

Pursuant to our Certificate of Incorporation we are authorized to issue 10,000,000 shares of $0.001 per share par value preferred stock.  The authorized but unissued shares of preferred stock may be issued in designated series from time to time by one or more resolutions adopted by the Board.  The directors have the power to determine the preferences, limitations and relative rights of each series of preferred stock.  At June 30, 2010, and 2009, no shares of preferred stock were issued or outstanding.  On March 5, 2010, the Board adopted a stockholder rights plan.  Under the plan, each common stockholder of the Company at the close of business on March 5, 2010 received a dividend of one right for each share of the Company’s common stock held of record on that date.  Each right entitles the holder to purchase from the Company, in certain circumstances, one one-thousandth of a share of newly-created Series A junior participating preferred stock of the Company for an initial purchase price of $15.00 per share.

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

NOTE 7 — EQUITY INCENTIVES

In 2006, the Board and shareholders of the Company approved the 2006 Equity Incentive Plan (“2006 Plan”) that replaced the 2003 Equity Incentive Plan (“2003 Plan”).  In May 2010, our shareholders approved an amendment to the 2006 Plan increasing the amount of shares that may be issued under the plan by 4,500,000 shares to 9,600,000 shares.  These additional shares are not considered available for issuance as of June 30, 2010 as they have not yet been listed with the NYSE Amex.  The 2006 Plan, as amended and restated, authorizes the Board, or a committee of the Board, to issue or transfer up to an aggregate of 10,030,000 shares of common stock (9,600,000 shares plus 430,000 shares carried over from the 2003 Plan, of which 637,442 remain available for issuance).  Awards under the 2006 Plan, as amended and restated, may include incentive stock options, non-statutory stock options, restricted stock units, restricted stock awards, and SARs.  At the option of the Board, SARs may be settled with cash, shares, or a combination of cash and shares.  The Company settles the exercise of other stock-based compensation with common shares.

Stock-based compensation cost is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes option pricing model and is recognized as compensation ratably on a straight-line basis over the requisite vesting/service period.  As of June 30, 2010, there was $1.2 million of total unrecognized compensation cost related to share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.6 years.

Stock Options and SARs

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

Stock Option and SAR Valuation Assumptions

Expected Life *	3.5 to 5.5 years
Interest Rate	0. 6% to 5.1%
Volatility **	82.0% to 100.4%
Dividend Yields	—
Weighted Average Fair Value of Stock Options Granted During the Six Months Ending June 30, 2010	None
Weighted Average Fair Value of SARs Granted During the Six Months ended June 30, 2010	$2.94

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

At June 30, 2010, the aggregate intrinsic value of outstanding and exercisable (fully vested) options and SARs was $0.7 million and had a weighted-average remaining contractual term of 2 years.  The total intrinsic value of options exercised during the six months ended June 30, 2010 was nil.

Restricted Stock Units and Stock Awards

Grants of restricted stock units and stock awards (“Stock Awards”) have been made to Board members, officers, and employees.  Stock Awards have been granted as performance based, earned over a required service period or to Board members and the Company Secretary without any service requirement.  Incentive based grants for officers and employees generally vest and stock is received without restriction to the extent of one-third of the grant for each year following the date of grant.  Also, incentive based grants were offered to certain employees in connection with the cash conservation plan and vest January 1, 2011.  Performance based grants are recognized as compensation based on the probable outcome of achieving the performance condition.  Past compensation for Stock Awards issued to members of the Board that vested over time were recognized over the vesting period of one to two years.  Stock

Awards issued to Board members and the Company Secretary that are fully vested at the time of issue are recognized as compensation upon grant of the award.

The compensation expense recognized by the Company for Stock Awards is based on the closing market price of the Company’s common stock on the date of grant.  For the six months ended June 30, 2010, the weighted-average grant-date fair value for Stock Awards was $2.38.

Summary of Equity Incentive Awards

The following table summarizes activity under the Plans during the six months ended June 30, 2010:

	Stock Options		SARs		Stock Awards
	Weighted Average Exercise Price	Number of Shares Under Option	Weighted Average Strike Price	Number of Shares Under Option	Weighted Average Grant Price	Number of Shares
Balance at January 1, 2010	$5.53	3,071,656	$1.55	528,006	$4.36	678,135
Awards Granted	—	—	4.22	93,830	2.38	122,290
Awards Exercised or Earned	2.78	(20,000)	—	—	4.19	(150,315)
Awards Forfeited	11.45	(26,667)	4.35	(7,117)	2.44	(2,910)
Awards Expired	7.03	(281,666)	—	—	2.31	(5,000)
Balance at June 30, 2010	$5.34	2,743,323	$1.92	614,719	$4.28	642,200

Exercisable at June 30, 2010	$5.10	2,431,658	$1.55	176,347		—

Summary of compensation cost recognized and capitalized related to equity incentives

Summary of Compensation Cost Recognized and Capitalized related to Equity Incentives for the Six Months Ended June 30 (Dollars in thousands):	2010	2009
Stock Options	$17	$928
SARs	375	223
Forfeitures related to the restructuring	—	(567)
Stock Awards:
Vesting over time	393	123
Board of Directors	292	455
Total	$1,077	$1,162
Included in:
Capitalized as Development	471	358
Expensed	606	804
	$1,077	$1,162

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

NOTE 8 — CHANGES IN EQUITY

	Activity for Six Months Ended
Changes in Equity (Dollars in thousands)	June 30, 2010	June 30, 2009
Total Equity December 31, 2009, & 2008, respectively	$104,920	$113,048
Common stock:
At beginning of period	72	72
Stock Awards	1	—
At end of period	73	72

Additional paid-in capital:
At beginning of period	187,290	185,179
Awards exercised	55	63
Warrant Repricing	585	—
Stock based compensation	948	616
At end of period	188,878	185,858
Accumulated deficit:
At beginning of period	(82,442)	(72,203)
Net loss	(6,046)	(5,754)
At end of period	(88,488)	(77,957)

Total Equity June 30, 2010, & 2009, respectively	$100,463	$107,973

NOTE 9 — INCOME TAXES

At June 30, 2010, and December 31, 2009, we had deferred tax assets principally arising from the net operating loss carry forwards for income tax purposes multiplied by an expected rate of 35%.  As management of the Company cannot determine that it is more likely than not that we will realize the benefit of the deferred tax assets, a valuation allowance equal to the net deferred tax asset has been established at June 30, 2010, and December 31, 2009.  The significant components of the deferred tax asset at June 30, 2010, and December 31, 2009, were as follows (in thousands):

Deferred Tax Asset Valuation

(Dollars in thousands)	June 30, 2010	December 31, 2009
Operating loss carry forward	$101,408	$92,086
Unamortized exploration expense	12,058	10,899
Fixed asset depreciation	85	(105)
Deductible stock based compensation	1,587	902
Deductible temporary difference	$115,138	$103,782
Taxable temporary difference - development costs	(37,812)	(32,502)
Net deductible temporary difference	$77,326	$71,280
Deferred tax asset	$27,064	$24,948
Deferred tax asset valuation allowance	$(27,064)	$(24,948)
Net deferred tax asset	$—	$—

At June 30, 2010, and December 31, 2009, we had net operating loss carry forwards of approximately $101.4 million and $92.1 million, respectively, which expire in the years 2023 through 2030.  The change in the allowance account from December 31, 2009, to June 30, 2010, was $2.1 million.

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

The Mt. Hope Lease Agreement requires a royalty advance (“Construction Royalty Advance”) of 3% of certain construction capital costs, as defined in the Mt. Hope Lease.  The LLC is obligated to pay a portion of the Construction Royalty Advance each time capital is raised for the Mt. Hope Project based on 3% of the expected capital to be used for those certain construction capital costs defined in the lease.  Through June 30, 2010, we have paid $3.3 million of the total Construction Royalty Advance.  Based on our Project Capital Estimate we estimate that $22.2 million remains unpaid related to the Construction Royalty Advance.  Based on the current estimate of raising capital and developing and operating the mine, we believe that $1.2 million of the LLC’s remaining Construction Royalty Advance will be paid in 2010, and the remaining $21 million will be paid in 2011, however, as discussed above, this would only be paid if Hanlong financing becomes available.  In the event there are any remaining unpaid Construction Royalty Advance amounts on October 19, 2011, due to a delay in achieving expected project financing, the remainder must be paid 50% on October 19, 2011, and 50% on October 19, 2012.

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

Deposits on project property, plant and equipment

At June 30, 2010, we have contracts to purchase mining equipment comprised of two electric shovels and have cancelled orders for mine drills and loaders.  We have a non-binding letter of agreement on 24 haul trucks that establishes our priority for delivery and provides for the then current pricing using market indices upon initiation of an order.  We have active orders with varying stages of fabrication on milling process equipment comprised of two 230kV primary transformers and substation, a primary crusher, a semi-autogenous mill, two ball mills, and various motors for the mills.  The Company has taken receipt of certain of these assets that are fully fabricated in storage facilities at its Liberty Property, including the mill motors.  We have suspended fabrication on 16 flotation cells, lime slaking equipment, hydrocyclones, and other smaller milling process equipment with the ability to re-initiate fabrication at any time.  We have completed negotiations with the manufacturer of two multi-hearth molybdenum roasters to terminate its fabrication of this equipment and receive fully-fabricated components of the order.  We plan to re-establish a new purchase order with this manufacturer as additional financing is finalized and equipment procurement is restarted under the current market terms and conditions.

The following table sets forth cash commitments under mining and milling equipment contracts (collectively, “Purchase Contracts”) for the LLC at June 30, 2010 (in millions):

Year (Dollars in millions)	As of June 30, 2010
2010 – Remainder	$1.2
2011	21.1
2012	21.1
2013	2.4
2014	—
Total	$45.8

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

NOTE 11 — SUBSEQUENT EVENTS

Costs Associated with relinquished land lease

On July 6, 2010, following a vote of the Eureka County Board of Commissioners (“the Commissioners”) at an open public meeting on that date, the Commissioners signed documents to relinquish a land lease held by the LLC in Eureka County, Nevada (the “County”).  The LLC thus terminated the land lease held in the County. The termination was predicated on a vote of the Commissioners, which was other than perfunctory and could not be considered final until the Commissioners voted in a public meeting. The Commissioners strictly follow the Nevada Open Meetings Law that requires all decisions be made in public meetings which are properly noticed and convened.

The LLC had planned to develop housing on the lease after receipt of the ROD in mid-2011.  The relinquishment will make the land available for more rapid housing development by the Nevada Rural Housing Authority and the County.  The LLC had invested approximately $5.0 million in preliminary development costs for the property covered by the relinquished lease.  As a result of the relinquishment, the Company expects to incur a charge of $4.0 million in the third quarter of 2010, reflecting its 80% portion of the relinquished lease.  In turn, the County will return a $0.1 million deposit to the Company.

Hanlong financing update

Hanlong and the Company continue to work toward achievement of Tranche 1 Conditions.  The Company received overwhelming support from stockholders at the Company’s Annual General Meeting and is continuing to progress toward publication of the Draft EIS.  Hanlong, along with support from General Moly, is continuing work toward receiving the Chinese Government approvals for the investment. On July 29, Hanlong received the third and final signature required for Sichuan Provincial National Development and Reform Commission (NDRC) approval and Hanlong has advanced the approval to NDRC’s Beijing headquarters.  Once the national NDRC approves the transaction, Hanlong will pursue approvals from the Ministry of Commerce and the State Administration for Foreign Exchange (SAFE).

Under the terms of the agreement, Hanlong is required to obtain government approvals for the investment within three months of stockholder approval, or August 13, 2010.  Based on discussions with Hanlong, it was determined that it is highly unlikely that all of the Chinese Government approvals will be fully obtained by this deadline.  Therefore, on July 30, the Company executed an amendment to the Hanlong agreement extending the deadline for obtaining government approvals by two months to October 13, 2010.  In consideration for the extension, the amendment also extends the Company’s deadlines for publishing its Draft Environmental Impact Statement (DEIS) and receiving its Record of Decision (ROD) by two months, to February 28, 2011 and November 30, 2011, respectively, although the Company currently does not anticipate utilizing the additional time permitted for the publication of the DEIS or receipt of the ROD.

ITEM 2.                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References made in this Quarterly Report on Form 10-Q to “we,” “our,” “us,” or the “Company,” refer to General Moly, Inc.

The following discussion and analysis of our financial condition and results of operations constitutes management’s review of the factors that affected our financial and operating performance for the six months ended June 30, 2010, and 2009.  This discussion should be read in conjunction with the consolidated financial statements and notes thereto contained elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2009, which was filed on March 5, 2010.

We routinely post important information about us on our Company website.  Our website address is www.generalmoly.com.

Overview

We are a development stage company and began the development of the Mt. Hope Project on October 4, 2007.  During the year ended December 31, 2008, we also completed work on a pre-feasibility study of our Liberty Property.  The Liberty Property continues in a care and maintenance mode, and we do not expect to spend appreciable amounts of capital there until market conditions warrant its development.

The development of the Mt. Hope Project has a Project Capital Estimate of $1,154 million including development costs of $1,039 million (in 2008 dollars) and $115 million in cash financial assurance requirements and pre-payments.  These amounts do not include financing costs or amounts necessary to fund operating working capital.  Through the six months ended June 30, 2010, we have spent approximately $162.5 million and have $22.9 million remaining cash on hand for use in the development of the Mt. Hope Project and other cash requirements.

The Company remains in a cash conservation plan implemented in March 2009 designed to reduce expenditures and conserve cash in order to maximize financial flexibility.  In addition to conserving cash, the plan seeks to retain critical employees and the ability to start construction at the Mt. Hope project pending the availability of the Hanlong financing.  With our June 30, 2010, consolidated cash balance of $22.9 million, we have the capacity to continue our current level of permitting efforts, maintain efforts to finalize project financing, and secure the most critical long lead equipment for the ultimate construction of the Mt. Hope project through the end of 2010 without finalizing the Hanlong financing.

Once we have received the major operating permits and the Record of Decision (“ROD”) from the United States Bureau of Land Management (“BLM”) and loan procurement efforts are complete, it is expected that Mt. Hope can be constructed and in production within 20 months.  In the interim, our permitting efforts are continuing full-time.  The Company has maintained its orders for grinding, milling, and other specialty long lead equipment, although other engineering, administrative and third-party work has been slowed or suspended.

The worldwide molybdenum price has fluctuated between $5.33 per pound in 2003 to over $40.00 per pound in 2005.  In 2009, molybdenum prices averaged $11.12 per pound.  Molybdenum prices fell substantially between October 2008 and April 2009 from approximately $33.50 per pound to $7.70 per pound.  Following April, prices generally rose and finished 2009 at approximately $12.00 per pound.  In the first quarter of 2010 molybdenum prices trended upward, and by the end of March prices were at $17.10.  During the second quarter prices peaked at $17.92 in mid-April, and then retreated to $14.75 by the end of June.

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

The Company has purchase orders for two types of equipment — milling process equipment and mining equipment.  Most equipment orders for the custom-built grinding and other milling process equipment will be completed by the manufacturers and stored.  The grinding and milling process equipment require the longest lead times and maintaining these orders is critical to the Company’s ability to re-start the development of Mt. Hope rapidly.  Fabrication of less critical equipment has been suspended with some manufacturers. With respect to the remaining milling process equipment, where schedule is not critical, the manufacturers have agreed to suspend fabrication of the equipment.  The Company has completed negotiation with other equipment manufacturers to suspend or terminate fabrication of other milling equipment and to determine the equipment fabrication costs incurred to date, storage costs, and the expected timing of restarting fabrication.  As financing becomes available and equipment procurement is restarted, agreements that were suspended or terminated will be renegotiated under the then current market terms and conditions, as necessary.

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

The BLM is preparing an environmental impact statement (“EIS”) analyzing the environmental impacts of the Mt. Hope Project and alternatives in accordance with the National Environmental Policy Act.  Upon completion and approval of the EIS, the BLM will issue the ROD for the Mt. Hope Project.  The ROD will be effective on the date the BLM has recorded its decision to approve the EIS and plan of operations for the Mt. Hope Project.  We currently expect to receive the ROD by mid-2011.  In September 2006, the BLM determined that the plan of operations met the regulatory requirements with respect to completeness and comprehensiveness.  Since that time, baseline technical reports have been submitted and plan of operations updates have been submitted to accommodate additional detail based on progression of project design.  All technical reports that form the basis of the EIS have been approved by the BLM at the time of this filing, and the Company anticipates publication of the draft EIS later this year.    Public comment will then be considered and if warranted by the BLM will be incorporated into the draft for publication of a final EIS.

The other time-critical State permits have also been submitted for agency review and approval at the time of this filing.  We believe these other major operating permits will be received on or prior to the effective date of the ROD.

Although we currently are targeting the effectiveness of the ROD and the receipt of all major operating permits to occur by mid-2011, circumstances beyond our control, including reviewing agency delays or requests for additional information or studies, and appeals of the BLM decision, could cause the effectiveness of the ROD to be delayed.  The occurrence of any or a combination of these adverse circumstances may increase the estimated costs of development, require us to obtain additional interim financing, and / or delay our ability to consummate project financing or other significant financing.  A delay in the ROD or the receipt of major operating permits also affects the satisfaction of the ROD Contribution Conditions, extends the time for the receipt of POS-Minerals third contribution, if any, and may affect the contingent obligation of Eureka Moly to refund capital contributions to POS-Minerals and the amount of any such refund.  See “—The Mt. Hope Project” below.

Water Rights Update

On March 26, 2009, the Nevada State Engineer approved the Company’s previously filed water applications that requested mining and milling use of 11,300 acre feet annually of water to be drawn from a well field near the Mt. Hope project in Kobeh Valley.  On April 24, 2009, two appeals of the ruling were filed by Eureka County, Tim Halpin, Eureka Producers’ Cooperative and Cedar Ranches, LLC., (“Petitioners”) with the Seventh Judicial District Court of the State of Nevada challenging the State Engineer’s decision.  On April 21, 2010, the District Court entered an order remanding the matter for another hearing by the State Engineer.  The Court ruled that the Petitioners’ due process rights to a full and fair hearing were violated when the State Engineer considered and relied upon a version of the Company’s hydrology model that had not been presented to the Petitioners before the hearing.  The District Court’s decision is separate from and does not affect the Federal permitting process and the work associated with the Company’s EIS.

In June 2010, the Company filed change applications with the State Engineer’s office requesting permits to withdraw water at well locations matching those incorporated in the Company’s final hydrology models now approved by the BLM.  The applications previously granted by the State Engineer’s office contained proposed well locations that the Company no longer intends to utilize based on additional groundwater modeling and exploration.  Filing new change applications to match those incorporated in the Company’s final hydrology reports submitted to the BLM eliminates one issue raised by the County of Eureka in their appeal of the Company’s water rights.  A publication and protest period for the recently filed change application is required by law and completion of these requirements will likely push the State Engineer’s water hearing to the latter part of this year; however, the Company remains confident that it will be granted access to water for the Mt. Hope project and that permits will be granted prior to initiation of construction activities at the project.  The Company is also continuing work with the Commissioners of Eureka County and the growers in Diamond Valley to find a solution to their opposition of the Company’s water applications.  The Company’s scientific studies continue to indicate that Mt. Hope’s water pumping in Kobeh Valley will have virtually no impact to water in Diamond Valley.

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

To maintain its 20% interest in the LLC, POS-Minerals will be required to make an additional $56.0 million contribution plus its 20% share of all Project costs incurred from the Closing Date to the ROD Contribution Date within 15 days after the ROD Contribution Date.  If POS-Minerals does not make its additional $56.0 million contribution when due after the ROD Contribution Date, its interest will be reduced to 10% and the return of contributions will be zero.

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

Furthermore, a provision in the LLC Agreement permits POS-Minerals the option to put its interest in the LLC to Nevada Moly after  a change of control of the Company, as defined in the LLC agreement, followed by (i) failure to begin full construction at the LLC by the Company or the surviving entity before December 31, 2010, or (ii) failure to use standard mining industry practice in connection with development and operation of the project as contemplated by the parties for a period of twelve months after December 31, 2010.  If POS-Minerals puts its interest, Nevada Moly would be required to purchase the interest for 120% of POS-Minerals contributions to the LLC plus 10% interest per annum.

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

Liquidity, Capital Resources and Capital Requirements

For the period from December 31, 2009 to June 30, 2010

Our total consolidated cash balance at June 30, 2010, was $22.9 million compared to $48.6 million at December 31, 2009.  The decrease in our consolidated cash balances for the six months ended June 30, 2010, was due primarily to development costs incurred of $5.8 million, deposits on property plant and equipment totaling $24.3 million, and general and administrative costs of $5.7 million offset by bridge loan funding of $10 million.  Deposits on property, plant and equipment relate primarily to scheduled payments for long lead time equipment for the Mt. Hope Project.  See “— Contractual Obligations” below.

With our cash conservation plan, our non-equipment related cash requirements have declined to approximately $1 million per month, inclusive of maintenance costs at the Liberty Property.  Based on our current plan and expected timetable, we expect to make additional payments of approximately $1.2 million under milling process equipment orders through the end of 2010, and $12.8 million in 2011.  As the Hanlong financing becomes available and equipment procurement is restarted, agreements that were suspended or terminated will be renegotiated under current market terms and conditions, as necessary.  Accordingly, based on our current cash on hand and our cash conservation plan, the Company expects it will have adequate liquidity for operations through the year ended December 31, 2010, without finalizing the Hanlong financing discussed below, while maintaining the current cash conservation strategy.

The anticipated sources of financing described below, combined with funds anticipated to be received from POS-Minerals in order to retain its 20% share, provide substantially all of our currently planned funding required to construct and place the Mt. Hope Project into commercial operation.

Securities Purchase Agreement with Hanlong (USA) Mining Investment Inc. and Chinese Bank Loan

On March 4, 2010, the Company signed a Securities Purchase Agreement (“Purchase Agreement”) with Hanlong (USA) Mining Investment, Inc. (“Hanlong”), an affiliate of Sichuan Hanlong Group, a large privately held Chinese company.  The Purchase Agreement and the related agreements described below form the basis of a significant investment by Hanlong in the Company that is intended to provide the Company with adequate capital to develop the Mt. Hope Project.  The Purchase Agreement provides for the sale to Hanlong of shares of our common stock in two tranches that will aggregate 25% of our outstanding stock on a fully diluted basis.  The average price per share, based on the anticipated number of shares to be issued, is $2.88 for an aggregate price of $80 million, and constitutes a small premium as compared to the $2.60 closing share price of the Company on March 4, 2010.  The share issuance is part of a larger transaction that includes the commitment by Hanlong to use its commercially reasonable efforts to procure a $665 million bank loan for the Company (“Term Loan”) from a prime Chinese bank that will be guaranteed by an affiliate of Hanlong, a $20 million bridge loan from Hanlong to the Company, and a long-term molybdenum supply off-take agreement pursuant to which a Hanlong affiliate will agree to purchase a substantial part of the molybdenum production from the Mt. Hope Project at specified prices.

Securities Purchase Agreement

Stock Purchase.  The Purchase Agreement provides, subject to terms and conditions of the Purchase Agreement, for the purchase by Hanlong for an aggregate price of $80 million, of approximately 27.8 million shares of our common stock which will equal 25% of our outstanding common stock on a fully-diluted basis following the purchase, or approximately 38.3% of our currently outstanding common stock.  Fully diluted means all of our outstanding common stock plus all outstanding options and warrants, whether or not currently exercisable.  Hanlong is obligated to purchase the first 12.5% of our fully-diluted shares, or approximately 11.9 million (“Tranche 1”) for $40 million, or approximately $3.36 per share, following satisfaction of certain conditions, including receipt of stockholder approval of the equity issuances in connection with the transaction (received at the Annual Meeting of Stockholders held on May 13, 2010), publication of the notice of availability of the DEIS concerning the Mt. Hope Project by the BLM, receipt of necessary Chinese government approvals for certain portions of the transaction, assurances from Hanlong as to the availability of the Term Loan, approval of the shares for listing on the New York Stock Exchange Amex (“NYSE Amex”) and absence of certain defaults.  The actual number of shares and price per share will be adjusted for any change in the number of fully diluted shares before the closing of Tranche 1.  The parties may waive the conditions to their respective obligations.  The Company anticipates that Tranche 1 will close later this year.

Hanlong and the Company continue to work toward achievement of Tranche 1 Conditions.  The Company received overwhelming support from stockholders at the Company’s Annual General Meeting and is continuing to progress toward publication of the Draft EIS.  Hanlong, along with support from General Moly, is continuing work toward receiving the Chinese Government approvals for the investment. On July 29, Hanlong received the third and final signature required for Sichuan Provincial National Development and Reform Commission (NDRC) approval and Hanlong has advanced the approval to NDRC’s Beijing headquarters.  Once the national NDRC approves the transaction, Hanlong will pursue approvals from the Ministry of Commerce and the State Administration for Foreign Exchange (SAFE).

Under the terms of the agreement, Hanlong is required to obtain government approvals for the investment within three months of stockholder approval, or August 13, 2010.  Based on discussions with Hanlong, it was determined that it is highly unlikely that all of the Chinese Government approvals will be fully obtained by this deadline.  Therefore, on July 30, the Company executed an amendment to the Hanlong agreement extending the deadline for obtaining government approvals by two months to October 13, 2010.  In consideration for the extension, the amendment also extends the Company’s deadlines for publishing its Draft Environmental Impact Statement (DEIS) and receiving its Record of Decision (ROD) by two months, to February 28, 2011 and November 30, 2011, respectively, although the Company currently does not anticipate utilizing the additional time permitted for the publication of the DEIS or receipt of the ROD.

The second tranche (“Tranche 2”), which will involve the purchase of approximately 15.9 million additional shares, will be for a purchase price of an additional $40 million, or approximately $2.52 per share.  The actual number of shares and price per share will be adjusted for any change in the number of fully diluted shares before the closing of Tranche 2.  Significant conditions to the closing of Tranche 2 include issuance of the ROD for the Mt. Hope Project by the BLM, approval of the plan of operation for the Mt. Hope Project by the BLM, and the completion of documentation for and satisfaction of conditions precedent to lending under the Term Loan.  The Purchase Agreement may be terminated by either party (provided the terminating party is not in default) if the closings of Tranche 1 and Tranche 2 have not occurred by January 31, 2011, and September 30, 2011, respectively, subject to extension under some circumstances to January 31, 2012.

The potential purchase of common stock by Hanlong gave ArcelorMittal, S.A. (“ArcelorMittal”), which presently owns approximately 10.0% of our fully diluted common stock, the right to acquire additional shares so that it could maintain its current level of ownership. On April 16, 2010, we entered into a Consent and Waiver Agreement whereby ArcelorMittal agreed to waive its anti-dilution rights with respect to the Company’s proposed issuance of stock under the Hanlong investment.  ArcelorMittal will retain anti-dilution rights for future issuances of Company common stock.  ArcelorMittal also consented to the issuance of common stock at a price that may be below the market price.  ArcelorMittal will also have the one-time right to purchase a number of shares that will ensure that ArcelorMittal owns 10% of the outstanding common stock if we issue more than 10,000,000 shares of common stock, outside of those shares issued through the Hanlong transaction.  In connection with the Consent and Waiver Agreement, ArcelorMittal and the Company also entered into an Extension Molybdenum Supply Agreement on April 16, 2010 (“Extension Agreement”), providing ArcelorMittal with a five-year option to make effective an agreement to purchase from the Company three million pounds of molybdenum per year for ten years following the expiration of the current five year, 6.5 million annual pound molybdenum supply agreement.  The additional optional off-take will be priced in alignment with the Company’s existing supply agreements.  In order for ArcelorMittal to exercise this option and make the Extension Agreement effective, ArcelorMittal must have beneficial ownership of more than 11.1 million shares of Company common stock on or prior to April 15, 2015.  ArcelorMittal currently owns approximately 8.3 million shares of common stock.

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

Break Fees.  A break fee is payable by both the Company and Hanlong if the Purchase Agreement terminates because of the failure of certain conditions to the closing of Tranche 1 or Tranche 2.  A break fee of $10 million is payable to the Company if the Purchase Agreement is terminated because Hanlong fails to obtain necessary Chinese government approvals or to give its assurances about the availability of the Term Loan.  The Company has agreed to pay $5 million to Hanlong if the conditions concerning our stockholder approval, the publication of the DEIS or the ROD are not timely satisfied or waived and the Purchase Agreement is terminated.  The Company break fees may be increased by $5 million if the Purchase Agreement is terminated and the Company has violated the “no-shop” provisions of the Purchase Agreement and may be increased in other circumstances not to exceed an additional $3 million if the Company requests and Hanlong grants certain extensions of deadlines concerning the DEIS and up to an additional $2 million if the Company requests and Hanlong grants certain extensions concerning the ROD.  In addition, the Company must pay a $2 million fee to Hanlong if it grants the extension concerning the ROD, which fee can be credited against the arrangement fee described above.  The break fee payable by the Company to Hanlong may be paid in cash, or, in certain circumstances, in shares of our common stock at our option.  If paid in shares, the price would be the volume weighted average of our common stock on the NYSE Amex for the five days ending six days after the announcement of the termination.

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

Bridge Loan

Hanlong has also agreed to provide a $20 million bridge loan (“Bridge Loan”) to the Company in two equal $10 million tranches.  On April 28, 2010, we drew down Tranche 1 in the amount of $10 million.  The second loan tranche will be available five business days after receipt of stockholder approval and is subject to the satisfaction of customary conditions.  The first tranche of the Bridge Loan bears interest at LIBOR plus 2% per annum.  The second tranche of the Bridge Loan will bear interest at 10% per annum.  The Bridge Loan will be repaid from the proceeds of the Term Loan.  If Hanlong agrees, the second tranche may also be repaid, at the Company’s election, in shares of the Company’s common stock.  If paid in shares, the price would be the volume weighted average of the Company’s shares on the NYSE Amex for a five-day period after public announcement of the event that required repayment.  The Company may offset its right to receive the break fee against its obligations to repay borrowings under the Bridge Loan.  If not sooner repaid, the Bridge Loan will mature on the earliest of 120 days after the issuance of the ROD, the date on which the Purchase Agreement terminates, and January 31, 2012.  The Bridge Loan and our obligation to pay a break fee to Hanlong under the Purchase Agreement are secured by a pledge by us of a 10% interest in the LLC.

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

Existing supply agreements cover the sales of 100% of the production of Mt. Hope for the first 5 years of operation with 50% of those sales being covered by floor price protection.  Over the following 9 years of operation Hanlong is committed to purchase a minimum of 70% of production with 25% of that covered under floor price protection.  ArcelorMittal has an option to commit up to 3 million pounds of production from year 6 through year 15 of operation.  Hanlong has committed to take a percentage of production which is 2.5 times their percentage ownership share of the Company for the life of the mine.

Results of Operations

Six months ended June 30, 2010, compared to six months ended June 30, 2009

For the six months ended June 30, 2010, we had a consolidated net loss of $6.0 million compared with a consolidated net loss of $6.0 million in the same period for 2009, due to the factors noted below in the disclosure associated with exploration and evaluation expenses, and general and administrative expenses.

For the six months ended June 30, 2010, and 2009, exploration and evaluation expenses were $0.3 million and $0.4 million, respectively, as costs associated with the Liberty Property continued to decline as a result of reduced activity.

For the six months ended June 30, 2010, and 2009, general and administrative expenses were $5.7 million and $5.6 million, respectively, as the cash conservation efforts initiated by the Company in the first half of 2009 were offset in the first half of 2010 by costs associated with the Hanlong financing transaction, inclusive of bridge loan interest expense, and the incremental cost of the reissued warrants to Coghill.

Interest income and expense were nil for the six months ended June 30, 2010 and 2009, as a result of substantially lower interest rates and lower consolidated cash balances in 2010 and 2009.

Three months ended June 30, 2010, compared to three months ended June 30, 2009

For the three months ended June 30, 2010, we had a consolidated net loss of $3.2 million compared with a consolidated net loss of $2.9 million in the same period for 2009, due to the factors noted below in the disclosure associated with exploration and evaluation expenses, and general and administrative expenses.

For the three months ended June 30, 2010, and 2009, exploration and evaluation expenses were $0.2 million and $0.2 million, respectively, as costs associated with the Liberty Property continued to decline as a result of reduced activity.

For the three months ended June 30, 2010, and 2009, general and administrative expenses were $3.0 million and $2.7 million, respectively, as the cash conservation efforts initiated by the Company in the second quarter of 2009 were offset in the second quarter of 2010 by the incremental cost of the reissued warrants to Coghill.

Interest income and expense were nil for the three months ended June 30, 2010 and 2009, as a result of substantially lower interest rates and lower consolidated cash balances in 2010 and 2009.

Contractual Obligations

Our contractual obligations as of June 30, 2010, were as follows:

	Payments due by period (Dollars in millions)
Contractual obligations	Total	2010	2011 - 2013	2014 - 2015	2016 & Beyond
Long-Term Debt (Capital Lease) Obligations	$0.3	$0.1	$0.2	$—	$—
Operating Lease Obligations	0.7	0.2	0.5	—	—
Purchase Contracts	45.8	1.2	44.6	—	—
Advance Royalties and Deferral Fees (1)	23.2	1.2	22.0	—	—
Provision for post closure reclamation and remediation	0.6	—	—	—	0.6
Total	$70.6	$2.7	$67.3	$—	$0.6

(1)          Assumes that full project financing is obtained during 2011

At June 30, 2010, we have contracts to purchase mining equipment comprised of two electric shovels and have cancelled orders for mine drills and loaders.  We have a non-binding letter of agreement on 24 haul trucks that establishes our priority for delivery and provides for the then current pricing using market indices upon initiation of an order.  We have active orders with varying stages of fabrication on milling process equipment comprised of two 230kV primary transformers and substation, a primary crusher, a semi-autogenous mill, two ball mills, and various motors for the mills.  The Company has taken receipt of certain of these assets that are fully fabricated in storage facilities at its Liberty Property, including the mill motors.  We have suspended fabrication on 16 flotation cells, lime slaking equipment, hydrocyclones, and other smaller milling process equipment with the ability to re-initiate fabrication at any time.  We have completed negotiations with the manufacturer of two multi-hearth molybdenum roasters to terminate its fabrication of this equipment and receive finished goods of the partially completed order.  We plan to re-establish a new purchase order with this manufacturer as additional financing is secured and equipment procurement is restarted under the current market terms and conditions.

The following table sets forth the LLC’s remaining cash commitments under purchase contracts at June 30, 2010, resulting from the re-negotiation and cancelation of Purchase Contracts as discussed above (in millions).

Period	Cash Commitments Under Purchase Contracts as of June 30, 2010 (Dollars in millions)
2010	1.2
2011	21.1
2012	21.1
2013	2.4
2014	—
Total	$45.8

Cash commitments under purchase contracts are inclusive of $14.0 million under milling process equipment orders, and $31.8 million in mining equipment orders.  Based on our current plan, we expect to make additional payments of approximately $1.2 million under these milling process equipment orders through the end of 2010, and $12.8 million in 2011.  As our additional financing becomes available and equipment procurement is restarted, agreements that were suspended or terminated will be renegotiated under the then current market terms and conditions, as necessary.

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

In order to better manage commodity price risk and to seek to reduce the negative impact of fluctuations in prices, we have entered into long term supply contracts.  On December 28, 2007, we entered into a molybdenum supply agreement with ArcelorMittal that provides for ArcelorMittal to purchase 6.5 million pounds of molybdenum per year, plus or minus 10%, once the Mt. Hope Project commences commercial operations at minimum specified levels. The supply agreement provides for a floor price along with a discount for spot prices above the floor price and expires five years after the commencement of commercial production at the Mt. Hope Project.  Both the floor and threshold levels at which the percentage discounts change are indexed to a producer price index.

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

Interest Rate Risk

As of June 30, 2010, we had a balance of cash and cash equivalents and restricted cash of $22.9 million.  Interest rates on short term, highly liquid investments have not changed materially since December 31, 2008 and continue to be 1% or less on an annualized basis. If and to the extent that these funds were invested in interest bearing instruments during the entire six month period ended June 30, 2010, a hypothetical 1% point decrease in the rate of interest earned on these funds would reduce interest income to nil for the six month period ended June 30, 2010.

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

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On March 26, 2009, the Nevada State Engineer approved the Company’s previously filed water applications that requested mining and milling use of 11,300 acre feet annually of water to be drawn from a well field near the

Mt. Hope project in Kobeh Valley.  On April 24, 2009, two appeals of the ruling were filed by Eureka County, Tim Halpin, Eureka Producers’ Cooperative and Cedar Ranches, LLC., (“Petitioners”) with the Seventh Judicial District Court of the State of Nevada challenging the State Engineer’s decision.  On April 21, 2010, the District Court entered an order remanding the matter for another hearing by the State Engineer.  The Court ruled that the Petitioners’ due process rights to a full and fair hearing were violated when the State Engineer considered and relied upon a version of the Company’s hydrology model that had not been presented to the Petitioners before the hearing.  The District Court’s decision is separate from and does not affect the Federal permitting process and the work associated with the Company’s EIS.

In mid-June 2010, the Company filed change applications with the State Engineer’s office requesting permits to withdraw water at well locations matching those incorporated in the Company’s final hydrology models now approved by the BLM.  The applications previously granted by the State Engineer’s office contained proposed well locations that the Company no longer intends to utilize based on additional groundwater modeling and exploration.  Filing new change applications to match those incorporated in the Company’s final hydrology reports submitted to the BLM eliminates one issue raised by the County of Eureka in their appeal of the Company’s water rights.  A publication and protest period for the recently filed change applications is required by law and completion of these requirements will likely push the State Engineer’s water hearing to the latter part of this year; however, the Company remains confident that it will be granted access to water for the Mt. Hope project and that permits will be granted prior to initiation of construction activities at the project.  The Company is also continuing work with the Commissioners of Eureka County and the growers in Diamond Valley to find a solution to their opposition of the Company’s water applications.  The Company’s scientific studies continue to indicate that Mt. Hope’s water pumping in Kobeh Valley will have virtually no impact to water in Diamond Valley.

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

The existence of the stockholders rights plan could prevent an acquisition of our shares that might be at a premium to the market price

In March, 2010 our Board adopted a stockholder rights plan, commonly known as a “poison pill”, which is designed to prevent or discourage acquisition of more than 20 per cent of our outstanding stock without the prior approval of our Board.  While our Board believes that the rights plan is in the best interests of our stockholders, its existence could prevent an acquisition of our shares that might be at a premium to the market price and that stockholders might view as beneficial.  Other matters that may prevent a takeover that is not approved by our Board are discussed in the risk factors in our Form 10-K for the year ended December 31, 2009.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  REMOVED AND RESERVED

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Number	Description of Exhibit

10.1†	Consent and Waiver Agreement, dated April 16, 2010, by and between the Company and ArcelorMittal S.A. (Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on April 19, 2010.)
10.2*	Extension Molybdenum Supply Agreement, dated as of April 16, 2010, by and between the Company and ArcelorMittal, S.A.
10.3†	Common Stock Purchase Warrant, dated April 16, 2010, issued to CCM Qualified Master Fund, Ltd. (Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on April 19, 2010.)
10.4†	Common Stock Purchase Warrant, dated April 16, 2010, issued to Coghill Capital Management, L.L.C. (Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on April 19, 2010.)
10.5†	General Moly, Inc. 2006 Equity Incentive Plan, as Amended and Restated (Filed as Exhibit 10.1 to our Registration Statement on Form S-8 on May 21, 2010.)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Dated: July 30, 2010

GENERAL MOLY, INC.

By:	/s/ David A. Chaput
David A. Chaput
Chief Financial Officer and
Duly Authorized Officer