Form 10-Q
period 2010-09-30
General Moly, Inc
filed 2010-10-29
CIK 1275229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of shares outstanding of registrant’s common stock as of October 27, 2010, was 72,592,538.

PART I - FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

GENERAL MOLY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

(Unaudited - In thousands, except par value amounts)

	September 30, 2010	December 31, 2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$17,275	$48,614
Deposits, prepaid expenses and other current assets	72	179
Total Current Assets	17,347	48,793
Mining properties, land and water rights — Note 4	107,279	101,190
Deposits on project property, plant and equipment	67,553	42,648
Restricted cash held for electricity transmission	12,286	12,286
Restricted cash held for reclamation bonds	1,133	1,133
Non-mining property and equipment, net	401	553
Other assets	2,994	2,994
TOTAL ASSETS	$208,993	$209,597
LIABILITIES, CONTINGENTLY REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$4,475	$3,799
Current portion of long term debt	139	163
Total Current Liabilities	4,614	3,962
Provision for post closure reclamation and remediation costs	561	586
Deferred gain	200	100
Long term debt, net of current portion	10,267	268
Total Liabilities	15,642	4,916

COMMITMENTS AND CONTINGENCIES – Note 10
CONTINGENTLY REDEEMABLE NONCONTROLLING INTEREST	98,754	99,761

EQUITY
Common stock, $0.001 par value; 200,000,000 shares authorized, 72,592,538 and 72,437,538 shares issued and outstanding, respectively	73	72
Additional paid-in capital	189,332	187,290
Accumulated deficit before exploration stage	(213)	(213)
Accumulated deficit during exploration and development stage	(94,595)	(82,229)
Total Equity	94,597	104,920
TOTAL LIABILITIES, CONTINGENTLY REDEEMABLE NONCONTROLLING INTEREST AND EQUITY	$208,993	$209,597

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOLY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited - In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended		January 1, 2002 (Inception of Exploration Stage) to
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009	September 30, 2010
REVENUES	$—	$—	$—	$—	$—
OPERATING EXPENSES:
Exploration and evaluation	191	273	499	638	38,009
Writedowns of development and deposits	5,038	378	5,038	378	5,416
General and administrative expense	2,037	1,705	7,741	7,341	56,349
TOTAL OPERATING EXPENSES	7,266	2,356	13,278	8,357	99,774
LOSS FROM OPERATIONS	(7,266)	(2,356)	(13,278)	(8,357)	(99,774)
OTHER INCOME AND EXPENSE
Interest and dividend income	3	6	9	15	3,972
Interest expense	(63)	—	(104)	—	(104)
Other income	—	—	—	—	65
TOTAL OTHER INCOME AND EXPENSE	(60)	6	(95)	15	3,933
LOSS BEFORE TAXES	(7,326)	(2,350)	(13,373)	(8,342)	(95,841)
Income Taxes	—	—	—	—	—
NET LOSS	$(7,326)	$(2,350)	$(13,373)	$(8,342)	$(95,841)
Less: Net loss attributable to contingently redeemable noncontrolling interest	1,007	—	1,007	239	1,246
NET LOSS ATTRIBUTABLE TO GENERAL MOLY, INC.	$(6,319)	$(2,350)	$(12,366)	$(8,103)	$(94,595)
Basic and diluted net loss attributable to General Moly per share of common stock	$(0.09)	$(0.03)	$(0.17)	$(0.11)
Weighted average number of shares outstanding – basic and diluted	72,571	72,393	72,562	72,154

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOLY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited – In thousands)

	Nine Months Ended		January 1, 2002 (Inception of Exploration Stage) to
	September 30, 2010	September 30, 2009	September 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(13,373)	$(8,342)	$(95,841)
Adjustments to reconcile net loss to net cash used by operating activities:
Services and expenses paid with common stock	—	—	1,990
Repricing of warrants	585	—	585
Writedowns of development and deposits	5,038	378	5,416
Depreciation and amortization	273	259	1,170
Interest expense	104	—	104
Equity compensation for employees and directors	940	1,330	14,398
Decrease in deposits, prepaid expenses and other	107	112	20
Decrease in restricted cash held for electricity transmission	—	259	(12,286)
Increase (decrease) in accounts payable and accrued liabilities	424	(1,027)	3,789
(Decrease) increase in post closure reclamation and remediation costs	(25)	(145)	352
Net cash used by operating activities	(5,927)	(7,176)	(80,303)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for the purchase of equipment	—	(7)	(1,424)
Purchase of securities	—	—	(137)
Purchase and development of mining properties, land and water rights	(10,534)	(17,520)	(105,167)
Deposits on property, plant and equipment	(24,905)	(9,093)	(67,931)
Proceeds from option to purchase agreement	100	100	200
Increase in restricted cash held for reclamation bonds	—	—	(642)
Cash provided by sale of marketable securities	—	—	246
Net cash used by investing activities	(35,339)	(26,520)	(174,855)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock, net of issuance costs	56	99	165,260
Proceeds from debt	10,000	—	10,000
Cash proceeds from POS-Minerals Corporation	—	—	100,000
Cash paid to POS-Minerals Corporation for purchase price adjustment	—	—	(2,994)
Decrease in restricted cash – Eureka Moly, LLC	—	13,878	—
Net (decrease) increase in leased assets	(129)	(97)	121
Net cash provided by financing activities	9,927	13,880	272,387
Net (decrease) increase in cash and cash equivalents	(31,339)	(19,816)	17,229
Cash and cash equivalents, beginning of period	48,614	78,462	46
Cash and cash equivalents, end of period	$17,275	$58,646	$17,275
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Equity compensation capitalized as development	$714	$714	$5,793
Restricted cash held for reclamation bond acquired in an acquisition	—	—	491
Post closure reclamation and remediation costs and accounts payable assumed in an acquisition	—	—	263
Common stock and warrants issued for property and equipment	—	—	1,586

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

The Mt. Hope Project.  From October 2005 to January 2008, we owned the rights to 100% of the Mt. Hope Project.  Effective as of January 1, 2008, we contributed all of our interest in the assets related to the Mt. Hope Project, including our lease of the Mt. Hope Project into a newly formed entity, Eureka Moly, LLC, a Delaware limited liability company (“LLC”), and in February 2008 (“Closing Date”) entered into an agreement (“LLC Agreement”) for the development and operation of the Mt. Hope Project with POS-Minerals Corporation (“POS-Minerals”) an affiliate of POSCO, a large Korean steel company.  Under the LLC Agreement, POS-Minerals owns a 20% interest in the LLC and General Moly, through a wholly-owned subsidiary, owns an 80% interest.  These ownership interests and required contributions under the LLC Agreement are discussed below.

Pursuant to the terms of the LLC Agreement, POS-Minerals made its first and second cash contributions to the LLC totaling $100.0 million during the year ended December 31, 2008 (“Initial Contributions”).  Additional amounts will be due from POS-Minerals within 15 days after the date (“ROD Contribution Date”) that specified conditions (“ROD Contribution Conditions”) have been satisfied.  The ROD Contribution Conditions are the receipt of major operating permits for the Mt. Hope Project, that the Record of Decision (“ROD”) from the United States Bureau of Land Management (“BLM”) for the Mt. Hope Project has become effective, and any administrative or judicial appeals with respect thereto are final.  We are currently targeting the effectiveness of the ROD and the satisfaction of the ROD Contribution Conditions to occur by mid-2011, but circumstances beyond our control, including reviewing agency delays or requests for additional information or studies, and requests for review or appeals of the BLM decision, could cause the effectiveness of the ROD and/or the satisfaction of the ROD Contribution Conditions to be delayed.

To maintain its 20% interest in the LLC, POS-Minerals will be required to make an additional $56.0 million contribution plus its 20% share of all Mt. Hope Project costs incurred from the Closing Date to the ROD Contribution Date within 15 days after the ROD Contribution Date.  If POS-Minerals does not make its additional $56.0 million contribution when due after the ROD Contribution Date, its interest will be reduced to 10% and the return of contributions (as defined below) will be zero.

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

NOTE 2 — LIQUIDITY, CAPITAL REQUIREMENTS AND RESTRUCTURING

Our consolidated cash balance at September 30, 2010, was $17.3 million compared to $48.6 million at December 31, 2009.  The cash needs for the development of the Mt. Hope Project require that we or the LLC finalize significant financing in addition to the capital contributions to be received from POS-Minerals.

The anticipated sources of financing described below, combined with funds anticipated to be received from POS-Minerals in order to retain its 20% share, provide substantially all of our currently planned funding required to construct and place the Mt. Hope Project into commercial operation.

Securities Purchase Agreement with Hanlong (USA) Mining Investment Inc. and Chinese Bank Loan

On March 4, 2010, we signed a Securities Purchase Agreement (“Purchase Agreement”) with Hanlong (USA) Mining Investment, Inc. (“Hanlong”), an affiliate of Sichuan Hanlong Group, a large privately held Chinese company.  The Purchase Agreement and the related agreements described below form the basis of a significant investment by Hanlong in the Company that is intended to provide the Company with adequate capital to develop the Mt. Hope Project.  The Purchase Agreement provides for the sale to Hanlong of shares of our common stock in two tranches that will aggregate 25% of our outstanding stock on a fully diluted basis.  The average price per share, based on the anticipated number of shares to be issued, is $2.88 for an aggregate price of $80.0 million, and constitutes a small premium as compared to the $2.60 closing share price of the Company on March 4, 2010.  The share issuance is part of a larger transaction that includes the commitment by Hanlong to use its commercially reasonable efforts to procure a $665.0 million bank loan for the Company (“Term Loan”) from a prime Chinese bank that will be guaranteed by an affiliate of Hanlong, a $20.0 million bridge loan from Hanlong to the Company, and a long-term molybdenum supply off-take agreement pursuant to which a Hanlong affiliate will agree to purchase a substantial part of the molybdenum production from the Mt. Hope Project at specified prices.

Stock Purchase.  The Purchase Agreement provides, subject to terms and conditions of the Purchase Agreement, for the purchase by Hanlong for an aggregate price of $80.0 million, of approximately 27.8 million shares of our common stock which will equal 25% of our outstanding common stock on a fully-diluted basis following the purchase, or approximately 38.3% of our outstanding common stock on March 4, 2010.  Fully diluted is defined as all of our outstanding common stock plus all outstanding options and warrants, whether or not currently exercisable.  Hanlong is obligated to purchase the first 12.5% of our fully-diluted shares, or approximately 11.9 million (“Tranche 1”) for $40.0 million, or approximately $3.36 per share, following satisfaction of certain conditions, including receipt of stockholder approval of the equity issuances in connection with the transaction (received at the Annual Meeting of Stockholders held on May 13, 2010), publication of the notice of availability of the Draft Environmental Impact Statement (“DEIS”) concerning the Mt. Hope Project by the BLM, receipt of necessary Chinese government approvals for certain portions of the transaction, assurances from Hanlong as to the availability of the Term Loan, approval of the shares for listing on the New York Stock Exchange Amex (“NYSE Amex”) and absence of certain defaults.  The actual number of shares and price per share will be adjusted for any change in the number of fully diluted shares before the closing of Tranche 1.  The parties may waive the conditions to their respective obligations.

On October 26, 2010, the Company and Hanlong executed an amendment to the Hanlong agreement setting the closing of Hanlong’s purchase of the first tranche of equity in the Company on December 20, 2010.  The parties have agreed that the publication of the Mt. Hope Project’s DEIS is no longer a condition precedent to Hanlong’s first tranche equity investment.  Timely publication of the DEIS does, however, remain a requirement of the entire agreement, and, in conjunction with this amendment, the required date for DEIS publication has been extended to May 31, 2011 from February 28, 2011, although the Company does not currently estimate the additional time to be required.

Hanlong and the Company continue to work toward achievement of Tranche 1 Conditions.  The Company received overwhelming support from stockholders at the Company’s Annual General Meeting and is continuing to progress toward publication of the DEIS.  Hanlong received Chinese Government approvals for the equity investment from the National Development and Reform Commission (“NDRC”) and the Ministry of Commerce (“MOFCOM”) on October 8 and October 12, 2010, respectively.  Hanlong filed the MOFCOM approval with the State Administration of Foreign Exchange (“SAFE”) on October 12, 2010, fulfilling Hanlong’s Chinese Government approval obligations.

On July 30, the Company and Hanlong executed an amendment to the Hanlong agreement extending the deadline for obtaining Chinese Government approvals by two months to October 13, 2010, which approvals have now been received, as well as extending the Company’s deadlines for publishing its DEIS and receiving its ROD to February 28, 2011 and November 30, 2011, respectively, although the Company currently does not anticipate utilizing the additional time permitted for the publication of the DEIS or receipt of the ROD.

The second tranche (“Tranche 2”), will involve the purchase of an additional 12.5% of our fully diluted shares or approximately 15.9 million additional shares, for an additional $40.0 million, or approximately $2.52 per share.  The actual number of shares and price per share will be adjusted for any change in the number of fully diluted shares before the closing of Tranche 2.  Significant conditions to the closing of Tranche 2 include issuance of the ROD for the Mt. Hope Project by the BLM, approval of the plan of operation for the Mt. Hope Project by the BLM, and the completion of documentation for and satisfaction of conditions precedent to lending under the Term Loan.  The Purchase Agreement may be terminated by either party (provided the terminating party is not in default) if the closings of Tranche 1 and Tranche 2 have not occurred by March 31, 2011 (subject to extension until June 30, 2011 under certain circumstances), and December 31, 2011, respectively, subject to extension under some circumstances to March 31, 2012.

Hanlong will have the right to purchase a portion of any additional shares of common stock that we issue so that it can maintain its percentage ownership unless its ownership at the time is below 5%.  It may also acquire additional shares so that it maintains a 20% indirect interest in the Mt. Hope Project if our interest in the LLC is reduced below 80%.  If we issue shares to fund our obligation to fund the Mt. Hope Project under certain circumstances and Hanlong exercises its rights to maintain its percentage interest, we will be obligated to refund to Hanlong the cost of such shares over a three-year period up to an aggregate of $9.0 million.

Break Fees.  A break fee is payable by both the Company and Hanlong if the Purchase Agreement terminates because of the failure of certain conditions to the closing of Tranche 1 or Tranche 2.  A break fee of $10.0 million is payable to the Company if the Purchase Agreement is terminated because Hanlong fails to obtain necessary Chinese government approvals or to give its assurances about the availability of the Term Loan.  The Company has agreed to pay $5.0 million to Hanlong if the conditions concerning our stockholder approval, the publication of the DEIS or the ROD are not timely satisfied or waived and the Purchase Agreement is terminated.  The Company break fee may be increased by $5.0 million if the Purchase Agreement is terminated and the Company has violated the “no-shop” provisions of the Purchase Agreement and may be increased in other circumstances not to exceed an additional $3.0 million if the Company requests and Hanlong grants certain extensions of deadlines concerning the DEIS and up to an additional $2.0 million if the Company requests and Hanlong grants certain extensions concerning the ROD.  In addition, the Company must pay a $2.0 million fee to Hanlong if it grants the extension concerning the ROD, which fee can be credited against the arrangement fee described below.  The break fee payable by the Company to Hanlong may be paid in cash, or, in certain circumstances, in shares of our common stock at our option.  If paid in shares, the price would be the volume weighted average of our common stock on the NYSE Amex for the five days ending six days after the announcement of the termination.

Chinese Bank Loan.  Pursuant to the Purchase Agreement, Hanlong is obligated to use its commercially reasonable efforts to procure the Term Loan in an amount of at least $665.0 million with a term of at least 14 years after commercial production begins at the Mt. Hope Project.  The Term Loan is expected to bear interest at a rate of LIBOR plus a spread of between 2% and 4% per annum.  The Purchase Agreement provides that the Term Loan will have customary covenants and conditions; however, the terms of the Term Loan have not been negotiated with the lender and we have no assurance as to the final terms of the Term Loan.  Hanlong or an affiliate is obligated to guarantee the Bank Loan.  When funds can be drawn by the Company under the Term Loan, the Company will pay a $15.0 million arrangement fee to Hanlong who will pay all fees and expenses associated with the Term Loan before the Term Loan Closing, including those charged by the Chinese bank.

Bridge Loan

Hanlong has also agreed to provide a $20.0 million bridge loan (“Bridge Loan”) to the Company in two equal $10.0 million tranches.  On April 28, 2010, we drew down the first tranche in the amount of $10.0 million.  The second tranche became available five business days after receipt of stockholder approval and is subject to the satisfaction of customary conditions.  The first tranche of the Bridge Loan bears interest at LIBOR plus 2% per annum.  The second tranche of the Bridge Loan will bear interest at 10% per annum.  The Bridge Loan will be repaid from the proceeds of the Term Loan.  If Hanlong agrees, the second tranche may also be repaid, at the Company’s election, in shares of the Company’s common stock.  If paid in shares, the price would be the volume weighted average of the Company’s shares on the NYSE Amex for a five-day period after public announcement of the event that required repayment.  The Company may offset its right to receive the break fee against its obligations to repay borrowings under the Bridge Loan.  If not sooner repaid, the Bridge Loan will mature on the earliest of 120 days after the issuance of the ROD, the date on which the Purchase Agreement terminates, and March 31, 2012.  The Bridge Loan and our obligation to pay a break fee to Hanlong under the Purchase Agreement are secured by a pledge by us of a 10% interest in the LLC.

Cash Conservation Plan

The Company continues to operate under a cash conservation plan implemented in March 2009 designed to reduce expenditures and conserve cash in order to maximize financial flexibility.

The Company has purchase orders for two types of equipment; milling process equipment and mining equipment.  Most equipment orders for the custom-built grinding and other milling process equipment will be completed by the manufacturers and stored.  The grinding and milling process equipment require the longest lead times and maintaining these orders is critical to the Company’s ability to rapidly restart the Mt. Hope Project development.  Fabrication of less critical equipment has been suspended with some manufacturers.  The Company has completed final negotiations with other equipment manufacturers to suspend or terminate fabrication of other milling equipment and to determine the equipment fabrication costs incurred to date, storage costs, and the expected timing of restarting fabrication.

Based on our current plan, we expect to make additional payments of approximately $0.2 million under milling process equipment orders throughout the remaining quarter of 2010, and $13.4 million in 2011.  As additional financing becomes available and equipment procurement is restarted, agreements that were suspended or terminated will be renegotiated under new market terms and conditions, as necessary.  For the gyratory crusher, semi-

Autogenous Grinding (“SAG”) and ball mills and related electric mill drives, and some other long-lead equipment, we will own the equipment upon final payments that have occurred throughout 2009, during 2010, and into early 2011.  This strategy should allow for a rapid restart of the Mt. Hope Project development upon BLM approval for publication of the DEIS, which will initiate the restart of engineering.

Some orders for mining equipment have been cancelled, and discussions with the remaining suppliers to either cancel or suspend existing agreements are complete.  Once financing becomes available, the Company anticipates placing orders for this mining equipment.  The Company will continue to evaluate all options to facilitate a rapid restart of the Mt. Hope Project development.

The cash conservation plan has reduced our total cash utilization for general administration and overhead to approximately $1 million per month, inclusive of maintenance costs at the Liberty Property.  Engineering efforts, approximately 60% complete, were largely suspended in the second quarter of 2009, and will resume pending the BLM approval of the DEIS and the receipt of Tranche 1 funds from Hanlong.  Some engineering that is critical for permitting or project restart readiness has continued at a slower pace.

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The interim consolidated financial statements of the Company are unaudited.  The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim statements have been included.  All such adjustments are, in the opinion of management, of a normal recurring nature except for the adoption of the new accounting standards discussed below.  The results reported in these interim consolidated financial statements are not necessarily indicative of the results that may be reported for the entire year.  These interim consolidated financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 5, 2010.

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

Accounting Method

Our interim consolidated financial statements are prepared using the accrual basis of accounting in accordance with GAAP.  With the exception of the LLC, all of our subsidiaries are wholly owned.  In February 2008, we entered into the agreement which established our ownership interest in the LLC at 80%.  At September 30, 2010, the interim consolidated financial statements include the results of our wholly owned subsidiaries and the LLC.  The POS-Minerals contributions attributable to their 20% interest are shown as Contingently Redeemable Noncontrolling Interest on the Consolidated Balance Sheet.  For the quarter ended September 30, 2010, the LLC had $5.0 million net operating expenses and therefore the Consolidated Statements of Operations reflects $1.0 million net loss attributable to contingently redeemable noncontrolling interest for that period.

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

Estimates

The process of preparing consolidated financial statements requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues and expenses.  Such estimates primarily relate to unsettled transactions and events as of the date of the consolidated financial statements.  Accordingly, upon settlement, actual results may differ from estimated amounts.

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company’s cash equivalent instruments are classified within Level 1 of the fair value hierarchy established by FASB guidance for Fair Value Measurements because they are valued based on quoted market prices in active markets.  These cash instruments included $13.0 million in U.S. Government securities at September 30, 2010.

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

Basic and Diluted Consolidated Net Loss Per Share

Net loss per share was computed by dividing the net loss attributable to General Moly, Inc. by the weighted average number of shares outstanding during the period.   The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  Outstanding warrants to purchase 7,455,434 and 7,455,434 shares of common stock, options to purchase 2,718,323 and 3,121,656 shares of common stock, and unvested stock awards totaling 275,001 and 175,000 at September 30, 2010 and 2009, respectively, and 614,719  and 529,080 shares under Stock Appreciation Rights (“SARs”) at September 30, 2010 and 2009, were not included in the computation of diluted loss per share for the three and nine months ended September 30, 2010 and 2009, respectively, because to do so would have been antidilutive.  Therefore, basic loss per share is the same as diluted loss per share.

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

Depreciation and Amortization

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Property and equipment are depreciated using the following estimated useful lives: field equipment — five  to seven years; office furniture, fixtures, and equipment — five to seven years; vehicles — three to five years; leasehold improvements — three years; residential trailers — ten to twenty years; and buildings and improvements — ten years.  At September 30, 2010, and 2009, accumulated depreciation and amortization was $0.9 million and $0.5 million, respectively, of which $0.7 million and $0.4 million, respectively, was capitalized.

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

Comprehensive Loss

For the three and nine months ended September 30, 2010, and 2009, the Company’s comprehensive loss was equal to the respective consolidated net losses for the periods presented.

Recently Issued Accounting Pronouncements

Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary — a Scope Clarification

In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-02, Consolidation (ASC 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to ASC 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of ASC 810-10 and removes the potential conflict between guidance in that ASC and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in ASC 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The Company adopted FAS 160 effective January 1, 2010. The adoption of FAS 160 and ASU 2010-02 had no material effect on the Company’s financial condition, results of operation, or cash flows.

Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements

In January 2010, the FASB issued Update No. 2010-06. Reporting entities will have to provide information about movements of assets among Levels 1 and 2 of the three-tier fair value hierarchy established by SFAS No. 157, Fair Value Measurements (FASB ASC 820). Also, a reconciliation of purchases, sales, issuance, and settlements of anything valued with a Level 3 method is required.  Disclosure regarding fair value measurements for each class of assets and liabilities will be required. The guidance is effective for our first annual reporting period beginning after December 15, 2009, and for interim periods within that annual period.  The adoption of ASU 2010-06 did not have a material impact on our consolidated financial statements.

Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements

In February 2010, the FASB issued Update No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. These amendments eliminate contradictions between the requirements of U.S. GAAP and the SEC’s filing rules. The amendments also eliminate the requirement that public companies disclose the date of their financial statements in both issued and revised financial statements.  The adoption of ASU 2010-09 did not have a material impact on our consolidated financial statements.

Regulation S-X Rule 3-04, Changes in Other Stockholders’ Equity

In August 2010, the SEC issued Update No. 2010-21, Accounting for Technical Amendments to Various SEC Rules and Schedules.  The Update amended Regulation S-X Rule 3-04, Changes in Other Stockholders’ Equity, paragraph 505-10-S99-1 to require that an analysis of the changes in each caption of other stockholders’ equity and noncontrolling interests presented in the balance sheets shall be given in a note or separate statement. The update indicates that the analysis shall be presented in the form of a reconciliation of the beginning balance to the ending balance for each period for which an income statement is required to be filed with all significant reconciling items described by appropriate captions with contributions from and distributions to owners shown separately.  The adoption of ASU 2010-21 did not have a material impact on our consolidated financial statements.

NOTE 4 — MINING PROPERTIES, LAND AND WATER RIGHTS

We currently have interests in two mining properties that are the primary focus of our operations.  The Mt. Hope Project is currently in the development stage and the Liberty Property is in the exploration and evaluation stage.  The following is a summary of mining properties, land and water rights at September 30, 2010, and December 31, 2009 (dollars in thousands):

(Dollars in thousands)	At September 30, 2010	At December 31, 2009
Mt. Hope Project:
Development costs	$83,085	$76,985
Mineral, land and water rights	10,253	10,253
Advance Royalties	3,300	3,300
Total Mt. Hope Project	96,638	90,538
Total Liberty Property	9,752	9,763
Other Properties	889	889
Total	$107,279	$101,190

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

On March 8, 2010, the Company and Ascot USA, Inc. (“Ascot”), a Washington corporation, entered into an Option to Purchase Agreement for the Company’s Margaret property, an undivided 50% interest in the reserved mineral rights and all of the Company’s interest in the 105 unpatented mining claims comprising the Red Bonanza Property, situated in the St. Helens Mining District, Skamania County, Washington.  The Company acquired the property in 2004.  Ascot paid $0.1 million upon entering into the agreement, which allows Ascot certain exploratory rights through the option period.  Each option is non-refundable.  The $0.1 million has been recorded as a deferred gain pending completion of the purchase.  An additional $0.3 million installment payment is due June 8, 2011, and the final installment payment of $1.6 million is due on or before June 8, 2012.  Each installment payment under the Option to Purchase Agreement is optional, but is non-refundable once made.  If Ascot makes all three of the installment payments, ownership of the Margaret property will transfer to Ascot upon the final payment.  The Company has also retained a Production Royalty of 1.5% of all net smelter returns on future production from the property.

Costs Associated with Relinquished Land Lease

At an open public meeting on July 6, 2010, the Eureka County Board of Commissioners (“the Commissioners”) signed documents to relinquish a land lease held by the LLC in Eureka County, Nevada (the “County”).  The LLC thus terminated the land lease held in the County. The termination was predicated on a vote of the Commissioners, which was other than perfunctory and could not be considered final until the Commissioners voted in a public meeting. The Nevada Open Meetings Law requires that all decisions be made in public meetings which are properly noticed and convened.

The LLC had planned to develop housing on the lease after receipt of the ROD in mid-2011.  The relinquishment will make the land available for more rapid housing development by the Nevada Rural Housing Authority and the County.  The LLC had invested approximately $5.0 million in preliminary development costs for the property covered by the relinquished lease.  As a result of the relinquishment, the Company incurred a charge of $5.0 million in the third quarter of 2010, of which $1.0 million is attributable to our noncontrolling interest.  In addition, the County returned a $0.1 million deposit to the Company.

NOTE 5 — COMMON STOCK UNITS, COMMON STOCK AND COMMON STOCK WARRANTS

During the three and nine months ended September 30, 2010, we issued 58,126 and 221,774 shares of common stock, respectively, pursuant to stock awards under the 2006 Equity Incentive Plan.

At September 30, 2010, we had warrants outstanding totaling 7,455,434, of which 6,455,434 are exercisable at $3.75 per warrant and expire in February 2011 and 1,000,000 are exercisable at $5.00 per share once General Moly has received financing necessary for the commencement of commercial production at the Mt. Hope Project and will expire one year afterwards.

Coghill Capital Management and its affiliates (“Coghill”), a significant stockholder in the Company, provided substantial assistance to the Company with the signing of the Consent and Waiver Agreement and the Extension Agreement with ArcelorMittal.  In recognition of that support, on April 16, 2010, the Company amended and restated warrants issued to Coghill to purchase one million shares of the Company’s common stock issued in connection with the November 2007 private placement and original molybdenum supply agreement with ArcelorMittal to reduce the price of the warrants from $10.00 per share to $5.00 per share.  The incremental cost of the reissued warrants is $0.6 million, which was recorded as expense in the second quarter of 2010.  The warrants remain exercisable once the Company has received financing necessary for the commencement of commercial production at the Mt. Hope project and will expire one year thereafter.  It will also become exercisable in the event of certain corporate reorganizations.

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

NOTE 6 — PREFERRED STOCK

Pursuant to our Certificate of Incorporation we are authorized to issue 10,000,000 shares of $0.001 per share par value preferred stock.  The authorized but unissued shares of preferred stock may be issued in designated series from time to time by one or more resolutions adopted by the Board.  The directors have the power to determine the preferences, limitations and relative rights of each series of preferred stock.  At September 30, 2010, and 2009, no shares of preferred stock were issued or outstanding.  On March 5, 2010, the Board adopted a stockholder rights plan.  Under the plan, each common stockholder of the Company at the close of business on March 5, 2010 received a dividend of one right for each share of the Company’s common stock held of record on that date.  Each right entitles the holder to purchase from the Company, in certain circumstances, one one-thousandth of a share of newly-created Series A junior participating preferred stock of the Company for an initial purchase price of $15.00 per share.

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

NOTE 7 — EQUITY INCENTIVES

In 2006, the Board and shareholders of the Company approved the 2006 Equity Incentive Plan (“2006 Plan”) that replaced the 2003 Equity Incentive Plan (“2003 Plan”).  In May 2010, our shareholders approved an amendment to the 2006 Plan increasing the amount of shares that may be issued under the plan by 4,500,000 shares to 9,600,000 shares.  The 2006 Plan, as amended and restated, authorizes the Board, or a committee of the Board, to issue or transfer up to an aggregate of 10,030,000 shares of common stock (9,600,000 shares plus 430,000 shares carried over from the 2003 Plan, of which 5,084,515 remain available for issuance).  Awards under the 2006 Plan, as amended and restated, may include incentive stock options, non-statutory stock options, restricted stock units, restricted stock awards, and SARs.  At the option of the Board, SARs may be settled with cash, shares, or a combination of cash and shares.  The Company settles the exercise of other stock-based compensation with common shares.

Stock-based compensation cost is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes option pricing model and is recognized as compensation ratably on a straight-line basis over the requisite vesting/service period.  As of September 30, 2010, there was $1.0 million of total unrecognized compensation cost related to outstanding share-based compensation awards, which is expected to be recognized over a weighted-average period of 0.9 years.

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

Stock Option and SAR Valuation Assumptions

Expected Life *	3.5 to 5.5 years
Interest Rate	1.13 – 4.96	%***
Volatility **	85 - 96	%***
Dividend Yields	—
Weighted Average Fair Value of Stock Options Granted During the Nine Months Ending September 30, 2010	None
Weighted Average Fair Value of SARs Granted During the Nine Months ended September 30, 2010	$2.36

*	The expected life is the number of years that the Company estimates, based upon history, that options or SARs will be outstanding prior to exercise or forfeiture.

* *

The Company’s estimates of expected volatility are principally based on the historic volatility of the Company’s common stock over the most recent period commensurate with the estimated expected life of the Company’s stock options or SARs and other relevant factors.

***

The interest rate and volatility used by the Company in calculating stock compensation expense represent the values in effect at the date of grant for all awards. These values are periodically updated for stock appreciation rights which may be settled in cash to reflect the current market conditions.

At September 30, 2010, the aggregate intrinsic value of outstanding and exercisable (fully vested) options and SARs was $1.5 million and had a weighted-average remaining contractual term of 1.9 years.  The total intrinsic value of options exercised during the nine months ended September 30, 2010 was nil.

Restricted Stock Units and Stock Awards

Grants of restricted stock units and stock awards (“Stock Awards”) have been made to Board members, officers, and employees.  Stock Awards have been granted as performance based, earned over a required service period or to Board members and the Company Secretary without any service requirement.  Incentive based grants for officers and employees generally vest and stock is received without restriction to the extent of one-third of the grant for each year following the date of grant.  Also, incentive based grants were offered to certain employees in connection with the cash conservation plan and are scheduled to vest January 1, 2011.  Performance based grants are recognized as compensation based on the probable outcome of achieving the performance condition.  Past compensation for Stock Awards issued to members of the Board that vested over time were recognized over the vesting period of one to two years.  Stock Awards issued to Board members and the Company Secretary that are fully vested at the time of issue are recognized as compensation upon grant of the award.

The compensation expense recognized by the Company for Stock Awards is based on the closing market price of the Company’s common stock on the date of grant.  For the nine months ended September 30, 2010, the weighted-average grant-date fair value for Stock Awards was $2.69.

Summary of Equity Incentive Awards

The following table summarizes activity under the Plans during the nine months ended September 30, 2010:

	Stock Options		SARs		Stock Awards
	Weighted Average Exercise Price	Number of Shares Under Option	Weighted Average Strike Price	Number of Shares Under Option	Weighted Average Grant Price	Number of Shares
Balance at January 1, 2010	$5.53	3,071,656	$1.55	528,006	$4.36	678,135
Awards Granted	—	—	4.22	93,830	2.69	200,217
Awards Exercised or Earned	2.78	(20,000)	—	—	4.23	(212,331)
Awards Forfeited	11.45	(26,667)	4.35	(7,117)	2.44	(2,910)
Awards Expired	6.98	(306,666)	—	—	2.31	(5,000)
Balance at September 30, 2010	$5.33	2,718,323	$1.92	614,719	$3.54	658,111

Exercisable at September 30, 2010	$5.11	2,433,321	$1.55	176,347

Summary of compensation cost recognized and capitalized related to equity incentives

Summary of Compensation Cost Recognized and Capitalized related to Equity Incentives for the Nine Months Ended September 30 (Dollars in thousands):	2010	2009
Stock Options	$91	$1,167
SARs	591	568
Forfeitures related to the restructuring	—	(567)
Stock Awards:
Vesting over time	582	302
Board of Directors	390	574
Total	$1,654	$2,044
Included in:
Capitalized as Development	714	714
Expensed	940	1,330
	$1,654	$2,044

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

NOTE 8 — CHANGES IN CONTINGENTLY REDEEMABLE NONCONTROLLING INTEREST AND EQUITY

	Activity for Nine Months Ended
Changes in Contingently Redeemable Noncontrolling Interest (Dollars in thousands)	September 30, 2010	September 30, 2009
Total Contingently Redeemable Noncontrolling Interest December 31, 2009, & 2008, respectively	$99,761	$100,000
Less: Net Loss Attributable to Contingently Redeemable Noncontrolling Interest	(1,007)	(239)
Total Contingently Redeemable Noncontrolling Interest September 30, 2010, & 2009, respectively	$98,754	$99,761

	Activity for Nine Months Ended
Changes in Equity (Dollars in thousands)	September 30, 2010	September 30, 2009
Total Equity December 31, 2009, & 2008, respectively	$104,920	$113,048
Common stock:
At beginning of period	72	72
Stock Awards	1	—
At end of period	73	72

Additional paid-in capital:
At beginning of period	187,290	185,179
Awards exercised	55	99
Warrant Repricing	585	—
Stock based compensation	1,402	1,534
At end of period	189,332	186,812

Accumulated deficit:
At beginning of period	(82,442)	(72,203)
Net loss	(12,366)	(8,103)
At end of period	(94,808)	(80,306)

Total Equity September 30, 2010, & 2009, respectively	$94,597	$106,578

NOTE 9 — INCOME TAXES

At September 30, 2010, and December 31, 2009, we had deferred tax assets principally arising from the net operating loss carry forwards for income tax purposes multiplied by an expected rate of 35%.  As management of the Company cannot determine that it is more likely than not that we will realize the benefit of the deferred tax assets, a valuation allowance equal to the net deferred tax asset has been established at September 30, 2010, and December 31, 2009.  The significant components of the deferred tax asset at September 30, 2010, and December 31, 2009, were as follows (in thousands):

Deferred Tax Asset Valuation

(Dollars in thousands)	September 30, 2010	December 31, 2009
Operating loss carry forward	$109,672	$92,086
Unamortized exploration expense	12,649	10,899
Fixed asset depreciation	171	(105)
Deductible stock based compensation	1,874	902
Deductible temporary difference	$124,366	$103,782
Taxable temporary difference - development costs	(40,721)	(32,502)
Net deductible temporary difference	$83,645	$71,280
Deferred tax asset	$29,276	$24,948
Deferred tax asset valuation allowance	$(29,276)	$(24,948)
Net deferred tax asset	$—	$—

At September 30, 2010, and December 31, 2009, we had net operating loss carry forwards of approximately $109.7 million and $92.1 million, respectively, which expire in the years 2023 through 2030.  The change in the allowance account from December 31, 2009, to September 30, 2010, was $4.3 million.

NOTE 10 — COMMITMENTS AND CONTINGENCIES

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

The Mt. Hope Lease Agreement requires a royalty advance (“Construction Royalty Advance”) of 3% of certain construction capital costs, as defined in the Mt. Hope Lease.  The LLC is obligated to pay a portion of the Construction Royalty Advance each time capital is raised for the Mt. Hope Project based on 3% of the expected capital to be used for those certain construction capital costs defined in the lease.  Through September 30, 2010, we have paid $3.3 million of the total Construction Royalty Advance.  Based on our Project Capital Estimate we estimate that $22.2 million remains unpaid related to the Construction Royalty Advance.  Based on the current estimate of raising capital and developing and operating the mine, we believe that $1.2 million of the LLC’s remaining Construction Royalty Advance will be paid in 2010, and the remaining $21 million will be paid in 2011, however, as discussed above, this would only be paid if Hanlong financing becomes available.  In the event there are any remaining unpaid Construction Royalty Advance amounts on October 19, 2011, due to a delay in achieving expected project financing, the remainder must be paid 50% on October 19, 2011, and 50% on October 19, 2012.

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

Deposits on project property, plant and equipment

At September 30, 2010, we have contracts to purchase mining equipment comprised of two electric shovels and have cancelled orders for mine drills and loaders.  We have a non-binding letter of agreement on 24 haul trucks that establishes our priority for delivery and provides for the then current pricing using market indices upon initiation of an order.  We have active orders with varying stages of fabrication on milling process equipment comprised of two 230kV primary transformers and substation, a primary crusher, a semi-autogenous mill, two ball mills, and various motors for the mills.  The Company has taken receipt of certain of these assets that are fully fabricated in storage facilities at its Liberty Property, including the mill motors.  We have suspended fabrication on 16 flotation cells, lime slaking equipment, hydrocyclones, and other smaller milling process equipment with the ability to re-initiate fabrication at any time.  We have completed negotiations with the manufacturer of two multi-hearth molybdenum roasters to terminate its fabrication of this equipment and receive fully-fabricated components of the order.  We plan to re-establish a new purchase order with this manufacturer as additional financing is finalized and equipment procurement is restarted under the current market terms and conditions.

The following table sets forth cash commitments under mining and milling equipment contracts (collectively, “Purchase Contracts”) for the LLC at September 30, 2010 (in millions):

Year (Dollars in millions)	As of September 30, 2010
2010 – Remainder	$0.2
2011	21.7
2012	21.1
2013	2.4
2014	—
Total	$45.4

Obligations under capital and operating leases

We have contractual obligations under capital and operating leases that will require a total of $0.9 million in payments over the next four years.  Our expected payments are $0.2 million, $0.4 million, $0.2 million and $0.1 million for the years ended December 31, 2010, 2011, 2012 and 2013, respectively.

Creation of Agricultural Sustainability Trust

On August 19, 2010, Eureka Moly LLC, the Company’s 80% owned subsidiary, entered into an agreement with the Eureka Producers’ Cooperative (the EPC) whereby Eureka Moly will fund a Sustainability Trust (the “Trust”) in exchange for the cooperation of the EPC with respect to Eureka Moly’s water rights and permitting of the Mt. Hope Project.  The Trust will be tasked with developing and implementing programs that will serve to enhance the sustainability and well-being of the agricultural economy in the Diamond Valley Hydrographic Basin through reduced water consumption, which may include the Trust purchasing and relinquishing water rights in Diamond Valley to help bring the Diamond Valley basin into a more sustainable water balance.  The Trust’s activities will be governed by a five member Board including one Eureka Moly representative.

The Trust may be funded by Eureka Moly and could range between $8.0 million and $12.0 million, contributed to the Trust over several years, contingent on the achievement of certain milestones.  The amount of the Trust will depend on the timing of the publication of the Company’s DEIS and receipt of the Record of Decision (ROD), with higher payment amounts corresponding with faster permit receipt.  These base total amounts can be reduced by 25%

or 50% if Eureka Moly obtains its water rights and other permits, but delays are caused by certain other protestants or a current appellant continuing to protest or appeal the water applications or oppose the permits for the Mt. Hope Project.  In all cases, at least 50% of the contributions would be provided upon receipt of full financing and the Company’s Board of Directors’ decision to proceed with construction.  The remaining payments would be split evenly with one payment due not later than 150 days from the commencement of production at the Mt. Hope Project and the remaining payment due one year thereafter.

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

NOTE 11 — SUBSEQUENT EVENTS

On October 26, 2010, the Company and Hanlong executed an amendment to the Hanlong agreement setting the closing of Hanlong’s purchase of the first tranche of equity in the Company on December 20, 2010.  The parties have agreed that the publication of the Mt. Hope Project’s DEIS is no longer a condition precedent to Hanlong’s first tranche equity investment.  Timely publication of the DEIS does, however, remain a requirement of the entire agreement, and, in conjunction with this amendment, the required date for DEIS publication has been extended to May 31, 2011 from February 28, 2011, although the Company does not currently estimate the additional time to be required.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References made in this Quarterly Report on Form 10-Q to “we,” “our,” “us,” or the “Company,” refer to General Moly, Inc.

The following discussion and analysis of our financial condition and results of operations constitutes management’s review of the factors that affected our financial and operating performance for the nine months ended September 30, 2010, and 2009.  This discussion should be read in conjunction with the consolidated financial statements and notes thereto contained elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2009, which was filed on March 5, 2010.

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

The development of the Mt. Hope Project has a Project Capital Estimate of $1,154.0 million including development costs of $1,039.0 million (in 2008 dollars) and $115.0 million in cash financial assurance requirements and pre-payments.  These amounts do not include financing costs or amounts necessary to fund operating working capital.  Through the nine months ended September 30, 2010, we have spent approximately $168.6 million and have $17.3 million remaining cash on hand for use in the development of the Mt. Hope Project and other cash requirements.

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

The worldwide molybdenum price has fluctuated between $5.33 per pound in 2003 to over $40.00 per pound in 2005.  In 2009, molybdenum prices averaged $11.12 per pound.  Molybdenum prices fell substantially between October 2008 and April 2009 from approximately $33.50 per pound to $7.70 per pound.  Following April 2009, prices generally rose and finished 2009 at approximately $12.00 per pound.  In the first quarter of 2010 molybdenum prices trended upward, and by the end of March 2010 prices were at $17.10.  During the second quarter prices peaked at $17.92 in mid-April 2010, and then retreated to $14.75 by the end of June 2010. The third quarter prices ranged from a high of $16.03 at the beginning of September 2010 to a low of $13.88 in mid July 2010. The market ended the third quarter of 2010 with a price of $15.35.

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

The Company has purchase orders for two types of equipment; milling process equipment and mining equipment.  Most equipment orders for the custom-built grinding and other milling process equipment will be completed by the manufacturers and stored.  The grinding and milling process equipment require the longest lead times and maintaining these orders is critical to the Company’s ability to re-start the development of Mt. Hope rapidly.  Fabrication of less critical equipment has been suspended with some manufacturers. With respect to the remaining milling process equipment, where schedule is not critical, the manufacturers have agreed to suspend fabrication of the equipment.  The Company has completed negotiation with other equipment manufacturers to suspend or terminate fabrication of other milling equipment and to determine the equipment fabrication costs incurred to date, storage costs, and the expected timing of restarting fabrication.  As financing becomes available and equipment procurement is restarted, agreements that were suspended or terminated will be renegotiated under the then current market terms and conditions, as necessary.

The drills and loaders for the mine operation have been cancelled, and discussions for the purchase of the electric shovels are complete and this order was amended and remains in effect.  An agreement has been reached with a truck manufacturer to hold production slots for timely delivery.  Once financing becomes available, the Company anticipates placing orders for the cancelled mining equipment again.  The Company will continue to evaluate all options to facilitate a timely restart of the Mt. Hope Project development.

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

The Preliminary Draft Environmental Impact Statement (“PDEIS”) was completed and provided to Cooperating Agencies on August 18.  These Agencies provided comments on the PDEIS to the BLM on September 23.  The BLM and its independent EIS contractor are currently in the process of reviewing and incorporating the comments into a Draft EIS (“DEIS”).   Once the DEIS is complete, the BLM will advance the DEIS through the Notice of Availability (“NOA”) process, which is the procedural step to publishing the document.  The Company continues to expect the DEIS to be published later this year, but delays to the BLM’s review process, which the Company does not control, could push publication into early 2011.  Following publication of the DEIS, the public will be allowed to review and comment on the DEIS and a Final EIS will be drafted prior to the issuance of the ROD, which the Company continues to anticipate receiving by mid-2011.

The other time-critical State permits have also been submitted for agency review and approval at the time of this filing.  We believe these other major operating permits will be received on or prior to the effective date of the ROD.

Although we currently are targeting the effectiveness of the ROD and the receipt of all major operating permits to occur by mid-2011, circumstances beyond our control, including reviewing agency delays or requests for additional information or studies, and appeals of the BLM decision, could cause the effectiveness of the ROD to be delayed.  The occurrence of any or a combination of these adverse circumstances may increase the estimated costs of development, require us to obtain additional interim financing, and / or delay our ability to consummate project financing or other significant financing.  A delay in the ROD or the receipt of major operating permits also affects the satisfaction of the ROD Contribution Conditions, extends the time for the receipt of POS-Minerals third contribution, if any, and may affect the contingent obligation of Eureka Moly to refund capital contributions to POS-Minerals and the amount of any such refund.  See “The Mt. Hope Project” below.

Water Rights Update

On March 26, 2009, the Nevada State Engineer approved the Company’s previously filed water applications that requested mining and milling use of 11,300 acre feet annually of water to be drawn from a well field near the Mt. Hope project in Kobeh Valley.  All filings with the Nevada State Engineer have been made by a wholly owned subsidiary of the Company. On April 24, 2009, two appeals of the ruling were filed by Eureka County, Tim Halpin, Eureka Producers’ Cooperative and Cedar Ranches, LLC (“Petitioners”) with the Seventh Judicial District Court of the State of Nevada challenging the State Engineer’s decision.  On April 21, 2010, the District Court entered an order remanding the matter for another hearing by the State Engineer.  The Court ruled that the Petitioners’ due process rights to a full and fair hearing were violated when the State Engineer considered and relied upon a version of the Company’s hydrology model that had not been presented to the Petitioners before the hearing.  The District Court’s decision is separate from and does not affect the Federal permitting process and the work associated with the Company’s EIS.

In June 2010, the Company filed change applications with the State Engineer’s office requesting permits to withdraw water at well locations matching those incorporated in the Company’s final hydrology models now approved by the BLM.  The applications previously granted by the State Engineer’s office contained proposed well locations that the Company no longer intends to utilize based on additional groundwater modeling and exploration.  Filing new change applications to match those incorporated in the Company’s final hydrology reports submitted to the BLM eliminates one issue raised by the County of Eureka in their appeal of the Company’s water rights.  The Nevada State Engineer’s office has set a hearing for December 6th to the 10th to consider the Company’s water applications.  The Company anticipates the State Engineer’s office to issue its ruling approximately three months following the conclusion of the hearing.  The Company is also continuing work with the Commissioners of Eureka County to find a solution to their opposition of the Company’s water applications.  The Company’s scientific studies continue to indicate that Mt. Hope’s water pumping in Kobeh Valley will have virtually no impact to water in Diamond Valley.

On August 19, 2010, Eureka Moly LLC, the Company’s 80% owned subsidiary, entered into an agreement with the Eureka Producers’ Cooperative (the EPC) whereby Eureka Moly will fund a Sustainability Trust (the Trust) in exchange for the cooperation of the EPC with respect to Eureka Moly’s water rights and permitting of the Mt. Hope Project.

Based on the agreement, the EPC dismissed its judicial appeal and has withdrawn its protests to Eureka Moly’s water applications and will not file any further protests to any change applications Eureka Moly files prior to production from the Mt. Hope Project.  Additionally, the EPC has agreed not to oppose, delay, or protest any of Eureka Moly’s mining and milling plans set forth in the Plan of Operations filed with the BLM, including efforts to obtain permits for the Mt Hope Project from federal, state and local authorities and agencies.  The EPC will support Eureka Moly in its efforts to cause other Protestants or Appellants to end their protests or appeals to any permits or approvals required for the Mt. Hope Project.

The Trust will be tasked with developing and implementing programs that will serve to enhance the sustainability and well-being of the agricultural economy in the Diamond Valley Hydrographic Basin through reduced water consumption, which may include the Trust purchasing and relinquishing water rights in Diamond Valley to help bring the Diamond Valley basin into a more sustainable water balance.  The Trust’s activities will be governed by a five member Board including one Eureka Moly representative.

The Trust may be funded by Eureka Moly and could range between $8.0 million and $12.0 million, contributed to the Trust over several years, contingent on the achievement of certain milestones.  The amount of the Trust will depend on the timing of the publication of the Company’s Draft Environmental Impact Statement (DEIS) and receipt of the Record of Decision (ROD), with higher payment amounts corresponding with faster permit receipt.  These base total amounts can be reduced by 25% or 50% if Eureka Moly obtains its water rights and other permits, but delays are caused by certain other protestants or a current appellant continuing to protest or appeal the water applications or oppose the permits for the Mt. Hope Project.  In all cases, at least 50% of the contributions would be provided upon receipt of full financing and the Company’s Board of Directors’ decision to proceed with construction.  The remaining payments would be split evenly with one payment due not later than 150 days from the commencement of production at the Mt. Hope Project and the remaining payment due one year thereafter.

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

Pursuant to the terms of the LLC Agreement, POS-Minerals made its first and second cash contributions to the LLC totaling $100.0 million during the year ended December 31, 2008 (“Initial Contributions”).  Additional amounts will be due from POS-Minerals within 15 days after the date (“ROD Contribution Date”) that specified conditions (“ROD Contribution Conditions”) have been satisfied.  The ROD Contribution Conditions are the receipt of major operating permits for the Mt. Hope Project, that the ROD from the BLM for the Mt. Hope Project has become effective, and any administrative or judicial appeals with respect thereto are final.  We are currently targeting the effectiveness of the ROD and the satisfaction of the ROD Contribution Conditions to occur by mid-2011, but circumstances beyond our control, including reviewing agency delays or requests for additional information or studies, and requests for review or appeals of the BLM decision, could cause the effectiveness of the ROD and/or satisfaction of the ROD Contribution Conditions to be delayed.

To maintain its 20% interest in the LLC, POS-Minerals will be required to make an additional $56.0 million contribution plus its 20% share of all Mt. Hope Project costs incurred from the Closing Date to the ROD Contribution Date within 15 days after the ROD Contribution Date.  If POS-Minerals does not make its additional $56.0 million contribution when due after the ROD Contribution Date, its interest will be reduced to 10% and the return of contributions (as defined below) will be zero.

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

Liquidity, Capital Resources and Capital Requirements

For the period from December 31, 2009 to September 30, 2010

Our total consolidated cash balance at September 30, 2010, was $17.3 million compared to $48.6 million at December 31, 2009.  The decrease in our consolidated cash balances for the nine months ended September 30, 2010, was due primarily to development costs incurred of $10.5 million, deposits on property, plant and equipment totaling $24.9 million, and general and administrative costs of $5.9 million offset by bridge loan funding of $10.0 million.  Deposits on property, plant and equipment relate primarily to scheduled payments for long lead time equipment for the Mt. Hope Project.  See “Contractual Obligations” below.

With our cash conservation plan, our non-equipment related cash requirements have declined to approximately $1 million per month, inclusive of maintenance costs at the Liberty Property.  Based on our current plan and expected timetable, we expect to make additional payments of approximately $0.2 million under milling process equipment orders through the end of 2010, and $13.4 million in 2011.  As the Hanlong financing becomes available and equipment procurement is restarted, agreements that were suspended or terminated will be renegotiated under current market terms and conditions, as necessary.  The anticipated sources of financing described below, combined with funds anticipated to be received from POS-Minerals in order to retain its 20% share, provide substantially all of our currently planned funding required to construct and place the Mt. Hope Project into commercial operation.

Securities Purchase Agreement with Hanlong (USA) Mining Investment Inc. and Chinese Bank Loan

On March 4, 2010, the Company signed a Securities Purchase Agreement (“Purchase Agreement”) with Hanlong (USA) Mining Investment, Inc. (“Hanlong”), an affiliate of Sichuan Hanlong Group, a large privately held Chinese company.  The Purchase Agreement and the related agreements described below form the basis of a significant investment by Hanlong in the Company that is intended to provide the Company with adequate capital to develop the Mt. Hope Project.  The Purchase Agreement provides for the sale to Hanlong of shares of our common stock in two tranches that will aggregate 25% of our outstanding stock on a fully diluted basis.  The average price per share, based on the anticipated number of shares to be issued, is $2.88 for an aggregate price of $80.0 million, and constitutes a small premium as compared to the $2.60 closing share price of the Company on March 4, 2010.  The share issuance is part of a larger transaction that includes the commitment by Hanlong to use its commercially reasonable efforts to procure a $665.0 million bank loan for the Company (“Term Loan”) from a prime Chinese bank that will be guaranteed by an affiliate of Hanlong, a $20.0 million bridge loan from Hanlong to the Company, and a long-term molybdenum supply off-take agreement pursuant to which a Hanlong affiliate will agree to purchase a substantial part of the molybdenum production from the Mt. Hope Project at specified prices.

Stock Purchase.  The Purchase Agreement provides, subject to terms and conditions of the Purchase Agreement, for the purchase by Hanlong for an aggregate price of $80.0 million, of approximately 27.8 million shares of our common stock which will equal 25% of our outstanding common stock on a fully-diluted basis following the purchase, or approximately 38.3% of our outstanding common stock on March 4, 2010.  Fully diluted means all of our outstanding common stock plus all outstanding options and warrants, whether or not currently exercisable.  Hanlong is obligated to purchase the first 12.5% of our fully-diluted shares, or approximately 11.9 million (“Tranche 1”) for $40.0 million, or approximately $3.36 per share, following satisfaction of certain conditions, including receipt of stockholder approval of the equity issuances in connection with the transaction (received at the Annual Meeting of Stockholders held on May 13, 2010), publication of the notice of availability of the DEIS concerning the Mt. Hope Project by the BLM, receipt of necessary Chinese government approvals for certain portions of the transaction, assurances from Hanlong as to the availability of the Term Loan, approval of the shares for listing on the New York Stock Exchange Amex (“NYSE Amex”) and absence of certain defaults.  The actual number of shares and price per share will be adjusted for any change in the number of fully diluted shares before the closing of Tranche 1.  The parties may waive the conditions to their respective obligations.

On October 26, 2010, the Company and Hanlong executed an amendment to the Hanlong agreement setting the closing of Hanlong’s purchase of the first tranche of equity in the Company on December 20, 2010.  The parties have agreed that the publication of the Mt. Hope Project’s DEIS is no longer a condition precedent to Hanlong’s first tranche equity investment.  Timely publication of the DEIS does, however, remain a requirement of the entire agreement, and, in conjunction with this amendment, the required date for DEIS publication has been extended to May 31, 2011 from February 28, 2011, although the Company does not currently estimate the additional time to be required.

Hanlong and the Company continue to work toward achievement of Tranche 1 Conditions.  The Company received overwhelming support from stockholders at the Company’s Annual General Meeting and is continuing to progress toward publication of the DEIS.  Hanlong received Chinese Government approvals for the equity investment from the National Development and Reform Commission (NDRC) and the Ministry of Commerce (“MOFCOM”) on October 8 and October 12, 2010, respectively.  Hanlong filed the MOFCOM approval with the State Administration of Foreign Exchange (SAFE) on October 12, 2010, fulfilling Hanlong’s Chinese Government approval obligations.

On July 30, the Company and Hanlong executed an amendment to the Hanlong agreement extending the deadline for obtaining Chinese Government approvals by two months to October 13, 2010, which approvals have now been received, as well as extending the Company’s deadlines for publishing its DEIS and receiving its ROD to

February 28, 2011 and November 30, 2011, respectively, although the Company currently does not anticipate utilizing the additional time permitted for the publication of the DEIS or receipt of the ROD.

The second tranche (“Tranche 2”) will involve the purchase of an additional 12.5% of our fully diluted shares, or approximately 15.9 million additional shares, for an additional $40.0 million, or approximately $2.52 per share.  The actual number of shares and price per share will be adjusted for any change in the number of fully diluted shares before the closing of Tranche 2.  Significant conditions to the closing of Tranche 2 include issuance of the ROD for the Mt. Hope Project by the BLM, approval of the plan of operation for the Mt. Hope Project by the BLM, and the completion of documentation for and satisfaction of conditions precedent to lending under the Term Loan.  The Purchase Agreement may be terminated by either party (provided the terminating party is not in default) if the closings of Tranche 1 and Tranche 2 have not occurred by March 31, 2011 (subject to extension until June 30, 2011 under certain circumstances), and December 31, 2011, respectively, subject to extension under some circumstances to March 31, 2012.

Hanlong will have the right to purchase a portion of any additional shares of common stock that we issue so that it can maintain its percentage ownership unless its ownership is at the time below 5%.  It may also acquire additional shares so that it maintains a 20% indirect interest in the Mt. Hope Project if our interest in the LLC is reduced below 80%.  If we issue shares to fund our obligation to fund the Mt. Hope Project under certain circumstances and Hanlong exercises its rights to maintain its percentage interest, we will be obligated to refund to Hanlong the cost of such shares over a three-year period up to an aggregate of $9.0 million.

Break Fees.  A break fee is payable by both the Company and Hanlong if the Purchase Agreement terminates because of the failure of certain conditions to the closing of Tranche 1 or Tranche 2.  A break fee of $10.0 million is payable to the Company if the Purchase Agreement is terminated because Hanlong fails to obtain necessary Chinese government approvals or to give its assurances about the availability of the Term Loan.  The Company has agreed to pay $5.0 million to Hanlong if the conditions concerning our stockholder approval, the publication of the DEIS or the ROD are not timely satisfied or waived and the Purchase Agreement is terminated.  The Company break feemay be increased by $5.0 million if the Purchase Agreement is terminated and the Company has violated the “no-shop” provisions of the Purchase Agreement and may be increased in other circumstances not to exceed an additional $3.0 million if the Company requests and Hanlong grants certain extensions of deadlines concerning the DEIS and up to an additional $2.0 million if the Company requests and Hanlong grants certain extensions concerning the ROD.  In addition, the Company must pay a $2.0 million fee to Hanlong if it grants the extension concerning the ROD, which fee can be credited against the arrangement fee described above.  The break fee payable by the Company to Hanlong may be paid in cash, or, in certain circumstances, in shares of our common stock at our option.  If paid in shares, the price would be the volume weighted average of our common stock on the NYSE Amex for the five days ending six days after the announcement of the termination.

Chinese Bank Loan.  Pursuant to the Purchase Agreement, Hanlong is obligated to use its commercially reasonable efforts to procure the Term Loan in an amount of at least $665.0 million with a term of at least 14 years after commercial production begins at the Mt. Hope Project.  The Term Loan is expected to bear interest at a rate of LIBOR plus a spread of between 2% and 4% per annum.  The Purchase Agreement provides that the Term Loan will have customary covenants and conditions; however, the terms of the Term Loan have not been negotiated with the lender and we have no assurance as to the final terms of the Term Loan.  Hanlong or an affiliate is obligated to guarantee the Bank Loan.  When funds can be drawn by the Company under the Term Loan, the Company will pay a $15.0 million arrangement fee to Hanlong who will pay all fees and expenses associated with the Term Loan before the Term Loan Closing, including those charged by the Chinese bank.

Bridge Loan

Hanlong has also agreed to provide a $20.0 million bridge loan (“Bridge Loan”) to the Company in two equal $10.0 million tranches.  On April 28, 2010, we drew down tranche 1 in the amount of $10.0 million.  The second loan tranche became available five business days after receipt of stockholder approval and is subject to the satisfaction of customary conditions.  The first tranche of the Bridge Loan bears interest at LIBOR plus 2% per annum.  The second tranche of the Bridge Loan will bear interest at 10% per annum.  The Bridge Loan will be repaid from the proceeds of the Term Loan.  If Hanlong agrees, the second tranche may also be repaid, at the Company’s election, in shares of the Company’s common stock.  If paid in shares, the price would be the volume weighted average of the Company’s shares on the NYSE Amex for a five-day period after public announcement of the event that required repayment.  The Company may offset its right to receive the break fee against its obligations to repay borrowings under the Bridge Loan.  If not sooner repaid, the Bridge Loan will mature on the earliest of 120 days after the issuance of the ROD, the date on which the Purchase Agreement terminates, and March 31, 2012.  The Bridge Loan and our obligation to pay a break fee to Hanlong under the Purchase Agreement are secured by a pledge by us of a 10% interest in the LLC.

Results of Operations

Three months ended September 30, 2010, compared to three months ended September 30, 2009

For the three months ended September 30, 2010, we had a consolidated net loss of $7.3 million compared with a consolidated net loss of $2.4 million in the same period for 2009, due to the factors noted below in the disclosure associated with exploration and evaluation expenses, and general and administrative expenses.

For the three months ended September 30, 2010, and 2009, exploration and evaluation expenses were $0.2 million and $0.3 million, respectively, as costs associated with the Liberty Property continued to decline as a result of reduced activity.

For the three months ended September 30, 2010, and 2009, writedowns of development and deposits were $5.0 million and $0.4 million, respectively, due to the relinquishment of the annex lease to Eureka County during the third quarter of 2010 and the forfeiture of deposits paid on long-lead equipment during the third quarter of 2009.

For the three months ended September 30, 2010, and 2009, general and administrative expenses were $2.0 million and $1.7 million, respectively, as the cash conservation efforts initiated by the Company in the second quarter of 2009 remained in effect during the third quarter of 2010.

Interest income was nil for the three months ended September 30, 2010 and 2009, as a result of substantially lower interest rates and lower consolidated cash balances in 2010 and 2009.  Interest expense was $0.1 million and nil for the three months ended September 30, 2010 and 2009, as a result of the bridge loan taken out in the second quarter of 2010.

Nine months ended September 30, 2010, compared to nine months ended September 30, 2009

For the nine months ended September 30, 2010, we had a consolidated net loss of $13.4 million compared with a consolidated net loss of $8.3 million in the same period for 2009, due to the factors noted below in the disclosure associated with exploration and evaluation expenses, and general and administrative expenses.

For the nine months ended September 30, 2010, and 2009, exploration and evaluation expenses were $0.5 million and $0.6 million, respectively, as costs associated with the Liberty Property continued to decline as a result of reduced activity.

For the nine months ended September 30, 2010, and 2009, writedowns of development and deposits were $5.0 million and $0.4 million, respectively, due to the relinquishment of the annex lease to Eureka County during the third quarter of 2010 and the forfeiture of deposits paid on long-lead equipment during the third quarter of 2009.

For the nine months ended September 30, 2010, and 2009, general and administrative expenses were $7.7 million and $7.3 million, respectively, as the cash conservation efforts initiated by the Company in the first half of 2009 were offset in the first half of 2010 by costs associated with the Hanlong financing transaction, inclusive of bridge loan interest expense, and the incremental cost of the reissued warrants to Coghill.

Interest income was nil for the nine months ended September 30, 2010 and 2009, as a result of substantially lower interest rates and lower consolidated cash balances in 2010 and 2009.  Interest expense for the nine months ended September 30, 2010 and 2009 was $0.1 million and nil, respectively, as a result of the bridge loan taken out in the second quarter of 2010.

Contractual Obligations

Our contractual obligations as of September 30, 2010, were as follows:

	Payments due by period (Dollars in millions)
Contractual obligations	Total	2010	2011	2012 - 2015	2016 & Beyond
Long-Term Debt (Capital Lease) Obligations	$0.3	$0.1	$0.1	$0.1	$—
Operating Lease Obligations	0.6	0.1	0.3	0.2	—
Purchase Contracts	45.4	0.2	21.7	23.5	—
Advance Royalties and Deferral Fees (1)	23.2	1.2	22.0	—	—
Provision for post closure reclamation and remediation	0.6	—	—	—	0.6
Total	$70.1	$1.6	$44.1	$23.8	$0.6

(1)         Assumes that full project financing is obtained during 2011

At September 30, 2010, we have contracts to purchase mining equipment comprised of two electric shovels and have cancelled orders for mine drills and loaders.  We have a non-binding letter of agreement on 24 haul trucks that establishes our priority for delivery and provides for the then current pricing using market indices upon initiation of an order.  We have active orders with varying stages of fabrication on milling process equipment comprised of two 230kV primary transformers and substation, a primary crusher, a semi-autogenous mill, two ball mills, and various motors for the mills.  The Company has taken receipt of certain of these assets that are fully fabricated in storage facilities at its Liberty Property, including the mill motors.  We have suspended fabrication on 16 flotation cells, lime slaking equipment, hydrocyclones, and other smaller milling process equipment with the ability to re-initiate fabrication at any time.  We have completed negotiations with the manufacturer of two multi-hearth molybdenum roasters to terminate its fabrication of this equipment and receive finished goods of the partially completed order.  We plan to re-establish a new purchase order with this manufacturer as additional financing is secured and equipment procurement is restarted under the current market terms and conditions.

The following table sets forth the LLC’s remaining cash commitments under purchase contracts at September 30, 2010, resulting from the re-negotiation and cancelation of Purchase Contracts as discussed above:

Period	(Dollars in millions)
2010	$0.2
2011	21.7
2012	21.1
2013	2.4
2014	—
Total	$45.4

Cash commitments under purchase contracts are inclusive of $13.6 million under milling process equipment orders, and $31.8 million in mining equipment orders.  Based on our current plan, we expect to make additional payments of approximately $0.2 million under these milling process equipment orders through the end of 2010, and $13.4 million in 2011.  As our additional financing becomes available and equipment procurement is restarted, agreements that were suspended or terminated will be renegotiated under the then current market terms and conditions, as necessary.

If the Company does not make payments required under the purchase contracts, it could be subject to claims for breach of contract or to cancellation of the purchase contract.  In addition, we may proceed to selectively suspend, cancel or attempt to renegotiate additional purchase contracts if we are forced to further conserve cash.  See “Liquidity and Capital Resources” above.  If we cancel or breach any contracts, we will take all appropriate action to minimize any losses, but could be subject to claims or penalties under the contracts or applicable law.  The cancellation of certain key contracts would cause a delay in the commencement of operations, have ramifications under the LLC Agreement with POS-Minerals and would add to the cost to develop our interest in the Mt. Hope Project.

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

In order to better manage commodity price risk and to seek to reduce the negative impact of fluctuations in prices, we have entered into long term supply contracts.  On December 28, 2007, we entered into a molybdenum supply agreement with ArcelorMittal that provides for ArcelorMittal to purchase 6.5 million pounds of molybdenum per year, plus or minus 10%, once the Mt. Hope Project commences commercial operations at minimum specified levels. The supply agreement provides for a floor price along with a discount for spot prices above the floor price and expires five years after the commencement of commercial production at the Mt. Hope Project.  Both the floor and threshold levels at which the percentage discounts change are indexed to a producer price index.  On April 16, 2010, we and ArcelorMittal entered into an Extension Molybdenum Supply Agreement (“Extension Agreement”), providing ArcelorMittal with a five-year option to make effective an agreement to purchase from us three million pounds of molybdenum per year for ten years following the expiration of the original molybdenum supply agreement.  The additional optional off-take will be priced in alignment with our existing supply agreements.  In order for ArcelorMittal to exercise this option and make the Extension Agreement effective, ArcelorMittal must have beneficial ownership of more than 11.1 million shares of our common stock on or prior to April 15, 2015.  ArcelorMittal currently owns approximately 8.3 million shares of our common stock.

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

On March 4, 2010, the Company signed a molybdenum supply agreement (“Supply Agreement”) with a Hanlong affiliate (referred to in this subsequent discussion as “Hanlong”), which will be effective upon the later of the Tranche 2 closing, the Term Loan closing, or the Company’s election not to enter into the Term Loan.  Until the expiration of certain existing molybdenum supply agreements by which the Company is currently bound (“Existing Supply Agreements”), Hanlong will be required to purchase all the Company’s share of the Mt. Hope molybdenum production above that necessary for the Company to meet its existing supply commitments.  After the expiration of the Existing Supply Agreements, until original scheduled maturity date of the Term Loan, or if the Company elects not to enter into the Term Loan, 14 years after commencement of commercial production from the Mt. Hope Mine, Hanlong must annually purchase the greater of 16.0 million pounds and 70% of the Company’s share of Mt. Hope production.  Following the original scheduled maturity date of the Term Loan, or if the Company elects not to enter into the Term Loan, 14 years after commencement of commercial production from the Mt. Hope Mine, Hanlong must purchase a percentage of the Company’s share of Mt. Hope production equal to 2.5 times Hanlong’s fully-diluted percentage ownership of our common stock.  Subject to certain exceptions, the Supply Agreement will terminate once Hanlong’s fully-diluted percentage ownership of the Company falls below 5%. As long as Hanlong continues to guarantee the Term Loan, the Supply Agreement will not terminate even if Hanlong’s ownership falls below 5%.  If Hanlong ceases to guarantee the Term Loan, if the cause of Hanlong’s ownership falling below 5% is a change of control of the Company or a dilutive transaction in which Hanlong does not have the right to participate, the Supply Agreement will not terminate and Hanlong will be obligated to continue to purchase a percentage of the Company’s share of Mt. Hope production equal to 2.5 times Hanlong’s fully-diluted percentage ownership of the Company as it existed immediately prior to such change of control or dilutive transaction.  If the Company elects not to enter into the Term Loan, and Tranche 2 does not close, Hanlong’s obligation to purchase the Company’s share of Mt. Hope production in each of the periods described above will be half of the obligations described above.

Prices under the Supply Agreement are at two levels.  Twenty-five percent of the production Hanlong receives will be sold at a fixed-floor price per pound subject to adjustment, which pricing is similar to floor-price protected contracts that the Company has in place with other large steel producers and metal traders.  Those contracts have fixed-floor prices ranging from $13.00 to $13.75 per pound and incremental discounts above the floor price.  For the remaining 75% of the production Hanlong receives, it will pay spot prices for molybdenum, less a small discount.

The result of the transaction will be that if the Company elects to enter into the Term Loan, or if the Tranche 2 closing occurs, all of Mt. Hope’s production will be committed for the first five years of operation, approximately half of which will contain floor price protection to help support the Company’s ability to service its debt in periods of low metal prices.

Existing supply agreements cover the sales of 100% of the production of Mt. Hope for the first 5 years of operation with 50% of those sales being covered by floor price protection.  Over the following 9 years of operation Hanlong is committed to purchase a minimum of 70% of production with 25% of that covered under floor price protection.  ArcelorMittal has an option to commit to 3.0 million pounds of production from year 6 through year 15 of operation.  Hanlong has committed to take a percentage of production which is 2.5 times their percentage ownership share of the Company for the life of the mine.

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

Interest Rate Risk

As of September 30, 2010, we had a balance of cash and cash equivalents of $17.3 million.  Interest rates on short term, highly liquid investments have not changed materially since December 31, 2009 and continue to be 1% or less on an annualized basis. If and to the extent that these funds were invested in interest bearing instruments during the entire nine month period ended September 30, 2010, a hypothetical 1% point decrease in the rate of interest earned on these funds would reduce interest income to nil for the nine month period ended September 30, 2010.

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

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

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

On March 26, 2009, the Nevada State Engineer approved the Company’s previously filed water applications that requested mining and milling use of 11,300 acre feet annually of water to be drawn from a well field near the Mt. Hope project in Kobeh Valley.  All filings with the Nevada State Engineer have been made by a wholly owned subsidiary of the Company. On April 24, 2009, two appeals of the ruling were filed by Eureka County, Tim Halpin, Eureka Producers’ Cooperative and Cedar Ranches, LLC (“Petitioners”) with the Seventh Judicial District Court of the State of Nevada challenging the State Engineer’s decision.  On April 21, 2010, the District Court entered an order remanding the matter for another hearing by the State Engineer.  The Court ruled that the Petitioners’ due process rights to a full and fair hearing were violated when the State Engineer considered and relied upon a version of the Company’s hydrology model that had not been presented to the Petitioners before the hearing.  The District Court’s decision is separate from and does not affect the Federal permitting process and the work associated with the Company’s EIS.

In June 2010, the Company filed change applications with the State Engineer’s office requesting permits to withdraw water at well locations matching those incorporated in the Company’s final hydrology models now approved by the BLM.  The applications previously granted by the State Engineer’s office contained proposed well locations that the Company no longer intends to utilize based on additional groundwater modeling and exploration.  Filing new change applications to match those incorporated in the Company’s final hydrology reports submitted to the BLM eliminates one issue raised by the County of Eureka in their appeal of the Company’s water rights.  The Nevada State Engineer’s office has set a hearing for December 6th to the 10th to consider the Company’s water applications.  The Company anticipates the State Engineer’s office to issue its ruling approximately three months following the conclusion of the hearing.  The Company is also continuing work with the Commissioners of Eureka County to find a solution to their opposition of the Company’s water applications.  The Company’s scientific studies continue to indicate that Mt. Hope’s water pumping in Kobeh Valley will have virtually no impact to water in Diamond Valley.

On August 19, 2010, Eureka Moly LLC, the Company’s 80% owned subsidiary, entered into an agreement with the Eureka Producers’ Cooperative (the EPC) whereby Eureka Moly will fund a Sustainability Trust (“the Trust”) in exchange for the cooperation of the EPC with respect to Eureka Moly’s water rights and permitting of the Mt. Hope Project.

Based on the agreement, the EPC dismissed its judicial appeal and has withdrawn its protests to Eureka Moly’s water applications and will not file any further protests to any change applications Eureka Moly files prior to production from the Mt. Hope Project.  Additionally, the EPC has agreed not to oppose, delay, or protest any of Eureka Moly’s mining and milling plans set forth in the Plan of Operations filed with the BLM, including efforts to obtain permits for the Mt Hope Project from federal, state and local authorities and agencies.  The EPC will support Eureka Moly in its efforts to cause other Protestants or Appellants to end their protests or appeals to any permits or approvals required for the Mt. Hope Project.

The Trust will be tasked with developing and implementing programs that will serve to enhance the sustainability and well-being of the agricultural economy in the Diamond Valley Hydrographic Basin through reduced water consumption, which may include the Trust purchasing and relinquishing water rights in Diamond Valley to help bring the Diamond Valley basin into a more sustainable water balance.  The Trust’s activities will be governed by a five member Board including one Eureka Moly representative.

The Trust may be funded by Eureka Moly and could range between $8.0 million and $12.0 million, contributed to the Trust over several years, contingent on the achievement of certain milestones.  The amount of the Trust will depend on the timing of the publication of the Company’s Draft Environmental Impact Statement (DEIS) and receipt of the Record of Decision (ROD), with higher payment amounts corresponding with faster permit receipt.  These base total amounts can be reduced by 25% or 50% if Eureka Moly obtains its water rights and other permits, but delays are caused by certain other protestants or a current appellant continuing to protest or appeal the water applications or oppose the permits for the Mt. Hope Project.  In all cases, at least 50% of the contributions would be provided upon receipt of full financing and the Company’s Board of Directors’ decision to proceed with construction.  The remaining payments would be split evenly with one payment due not later than 150 days from the commencement of production at the Mt. Hope Project and the remaining payment due one year thereafter.

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

•                  we do not anticipate paying cash dividends in the foreseeable future; and

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

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                REMOVED AND RESERVED

ITEM 5.                OTHER INFORMATION

None.

ITEM 6.                EXHIBITS

Exhibit Number	Description of Exhibit

10.1	Amendment No. 1 to Securities Purchase Agreement, dated July 30, 2010, between the Company and Hanlong (USA) Mining Investment, Inc.
10.2	Amendment No. 1 to Bridge Loan Agreement, dated July 30, 2010 between the Company and Hanlong (USA) Mining Investment, Inc.
10.3†

Cooperation Agreement, dated August 10, 2010, by and between Eureka Moly, LLC and the Eureka Producers Cooperative (Filed as Exhibit 10.1 to our Current Report of Form 8-K/A, filed on August 26, 2010.)

10.4+	Form of Restricted Stock Unit Agreement under 2006 Equity Incentive Plan of the Company.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

† Previously filed as indicated and incorporated herein by reference.

+ Management contract.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 29, 2010

GENERAL MOLY, INC.

By:	/s/ David A. Chaput
David A. Chaput
Chief Financial Officer and
Duly Authorized Officer