Form 10-K
period 2010-12-31
General Moly, Inc
filed 2011-03-02
CIK 1275229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of June 30, 2010, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $163,728,125 based on the closing price as reported on the NYSE Amex.

As of February 28, 2011, 90,590,011 shares of the registrant’s common stock, par value of $0.001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement to be used in connection with its Annual Meeting of Stockholders and to be filed within 120 days of December 31, 2010 are incorporated by reference into Part III, Items 10-14, of this report on Form 10-K.

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

Mt. Hope Project.  In August, 2007, we completed a Bankable Feasibility Study (“Bankable Feasibility Study” or “BFS”) that provided data on the viability, expected economics, and production and cost estimates of the project.  Since publication of the BFS, we have revised several estimates, based primarily on engineering progress, which is currently 60% complete.  Our current estimates for the Mt. Hope Project capital cost requirements are referred to as the “Project Capital Estimate” and our current estimates for the Mt. Hope Project operating costs are referred to as the “Project Operating Cost Estimate”.

Estimated costs for construction, equipment, owners cost, pre-stripping and contingency are $1,039.3 million.  Additionally, financial assurance and pre-paid items are estimated at $114.6 million, resulting in a total Project Capital Estimate of $1,153.9 million.  These amounts do not include financing costs or amounts necessary to fund operating working capital.  Through December 31, 2010, we have made deposits of $68.4 million on $116.2 million in equipment orders, have spent approximately $90.2 million for the development of the Mt. Hope Project and have pre-paid $12.0 million into an escrow arrangement for electricity transmission services.

Our Project Operating Cost Estimate projects (on a 100% basis) molybdenum production of approximately 40 million pounds per year for the first five years of operations at projected average direct operating costs of $5.29 per pound, based on $80 per barrel oil equivalent energy prices.  The Costs Applicable to Sales (“CAS”) per pound, including anticipated royalties calculated at a market price of $15 per pound molybdenum, are anticipated to average $6.00 per pound.  We currently estimate that, for each $10 per barrel change in oil-equivalent energy costs, the Mt. Hope Project’s direct operating costs will change by approximately $0.10 per pound.

Processed ore grades are expected to average 0.103% over the first five years.  The mine is anticipated to have a 44-year life with 32 years of open pit mining and processing operations followed by 12 years of processing lower grade stockpiled ore.

The Company continues to operate under a cash conservation plan implemented in March 2009 designed to reduce expenditures and conserve cash in order to maximize financial flexibility. With our December 31, 2010 cash balance of $53.6 million and early 2011 receipt of $19.1 million in warrant exercise proceeds, we have the capacity to continue our current level of permitting efforts and secure and hold critical long lead equipment for the ultimate construction of the Mt. Hope Project through the end of 2011 without accessing new sources of financing while maintaining the current cash conservation strategy.

We anticipate that the Draft Environmental Impact Statement (“DEIS”) will be released for publication during the second quarter of 2011, followed by publication in the Federal Register in the third quarter, and receipt of the Record of Decision (“ROD”) six to nine months after publication.  We plan to restart procurement and engineering efforts during 2011 as key milestones in the permitting process are reached and do not expect to generate revenues from operations before production of molybdenum begins at the Mt. Hope Project.  Once financing is obtained and the major operating permits and the ROD from the United States Bureau of Land Management (“BLM”) are effective, it is expected that Mt. Hope can be constructed and in production within 20 months.

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

Pursuant to the terms of the LLC Agreement, POS-Minerals made its first and second cash contributions to the LLC totaling $100.0 million during the year ended December 31, 2008 (“Initial Contributions”).  Additional amounts will be due from POS-Minerals within 15 days after the date (“ROD Contribution Date”) that specified conditions (“ROD Contribution Conditions”) have been satisfied.  The ROD Contribution Conditions are the receipt of major operating permits for the project, that the ROD from the BLM for the Mt. Hope Project has become effective, and any administrative or judicial appeals with respect thereto are final.  We are currently targeting the effectiveness of the ROD and the satisfaction of the other ROD Contribution Conditions to occur six to nine months after publication of the DEIS, but circumstances beyond our control, including delays by reviewing agencies and requests for additional information and studies, and requests for review or appeals of the BLM decision, could cause the effectiveness of the ROD and/or the satisfaction of the other ROD Contribution Conditions to be delayed.

To maintain its 20% interest in the LLC, POS-Minerals will be required to make an additional $56.0 million contribution plus its 20% share of all Mt. Hope Project costs incurred from the Closing Date to the ROD Contribution Date within 15 days after the ROD Contribution Date.  If POS-Minerals does not make its additional $56.0 million contribution when due after the ROD Contribution Date, its interest will be reduced to 10%.

In addition, as commercial production at the Mt. Hope Project will not occur by December 31, 2011, the LLC may be required to return to POS-Minerals $36.0 million of its contributions to the LLC, with no corresponding reduction in POS-Minerals’ ownership percentage.  Based on our current plan and assuming POS-Minerals has made its additional $56.0 million contribution, a payment to POS-Minerals of $36.0 million will be due 20 days after the commencement of commercial production, as defined by the LLC Agreement.  If POS-Minerals does not make its additional $56.0 million contribution when due, no return of contribution is required by us.  Our wholly-owned subsidiary and 80% owner of the LLC, Nevada Moly, LLC (“Nevada Moly”), is obligated under the terms of the LLC Agreement to make capital contributions to fund the return of contributions to POS-Minerals, if required.  If Nevada Moly does not make these capital contributions, POS-Minerals has an election to either make a secured loan to the LLC to fund the return of contributions, or receive an additional interest in the LLC of approximately 5%.  In the latter case, our interest in the LLC is subject to dilution by a percentage equal to the ratio of 1.5 times the amount of the unpaid contributions over the aggregate amount of deemed capital contributions (as determined under the LLC Agreement) of both parties to the LLC (“Dilution Formula”).  At December 31, 2010, the aggregate amount of deemed capital contributions of both parties was $880.0 million.

Furthermore, the LLC Agreement permits POS-Minerals to put its interest in the LLC to Nevada Moly after a change of control of Nevada Moly or the Company, as defined in the LLC Agreement, followed by a failure to use standard mining industry practice in connection with development and operation of the Mt. Hope Project as contemplated by the parties for a period of twelve consecutive months.  If POS-Minerals puts its interest, Nevada Moly or the transferee or surviving entity would be required to purchase the interest for 120% of POS-Minerals’ contributions to the LLC plus 10% interest per annum.

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

Securities Purchase Agreement with Hanlong (USA) Mining Investment Inc.

On March 4, 2010, we signed a Securities Purchase Agreement (the “Purchase Agreement”) with Hanlong (USA) Mining Investment, Inc. (“Hanlong”), an affiliate of Sichuan Hanlong Group, a large privately held Chinese company.  The

Purchase Agreement and the related agreements described below form the basis of a significant investment by Hanlong in the Company that is intended to provide the Company with adequate capital to develop the Mt. Hope Project.  The Purchase Agreement provides for the sale to Hanlong of shares of our common stock in two tranches that will aggregate 25% of our outstanding stock on a fully diluted basis.  The average price per share, based on the anticipated number of shares to be issued, is $2.88 for an aggregate price of $80.0 million.  The Company’s stock closed at a price of $2.60 per share on the NYSE Amex on the day the agreement was signed.  The share issuance is part of a larger transaction that includes the commitment by Hanlong to use its commercially reasonable efforts to procure a $665.0 million bank loan for the Company (the “Term Loan”) from a prime Chinese bank that will be guaranteed by an affiliate of Hanlong, a $20.0 million bridge loan (the “Bridge Loan”) from Hanlong to the Company, and a long-term molybdenum supply off-take agreement pursuant to which a Hanlong affiliate will agree to purchase a substantial part of the molybdenum production from the Mt. Hope Project at specified prices.

The Purchase Agreement

Stock Purchase.  The Purchase Agreement provides, subject to terms and conditions of the Purchase Agreement, for the purchase by Hanlong for an aggregate price of $80.0 million, of approximately 27.6 million shares of our common stock which will equal 25% of our outstanding common stock on a fully-diluted basis following the purchase, or approximately 38.3% of our outstanding common stock at the time the transaction was announced.  Fully diluted is defined as all of our outstanding common stock plus all outstanding options and warrants, whether or not currently exercisable.

On July 30, 2010, the Company and Hanlong executed an amendment to the Purchase Agreement extending the deadline for obtaining Chinese government approvals by two months to October 13, 2010, as well as extending the Company’s deadline for publishing its Draft Environmental Impact Statement (“DEIS”) and receiving its ROD to February 28, 2011 and November 30, 2011, respectively.  Hanlong received Chinese government approvals for equity investment from the National Development and Reform Commission and the Ministry of Commerce (“MOFCOM”) on October 8, 2010 and October 12, 2010, respectively.  Hanlong filed the MOFCOM approval with the State Administration of Foreign Exchange on October 12, 2010, fulfilling Hanlong’s Chinese government approval obligations.

On October 26, 2010, the Company and Hanlong executed a second amendment to the Purchase Agreement setting the closing of Hanlong’s purchase of the first tranche of equity in the Company on December 20, 2010.  The parties agreed that the publication of the Mt. Hope Project’s DEIS was no longer a condition precedent to Hanlong’s first tranche equity investment.  Timely publication of the DEIS does, however, remain a requirement of the entire agreement, and, in conjunction with this amendment, the required date for DEIS publication has been extended to May 31, 2011 from February 28, 2011.  See “Break Fees” below for additional discussion on the potential penalties incurred if DEIS publication occurs after May 31, 2011.

On December 20, 2010, Hanlong completed the purchase of 12.5% of our fully-diluted shares, or approximately 11.8 million shares (“Tranche 1”) for $40.0 million, or approximately $3.38 per share, following satisfaction of certain conditions, including receipt of stockholder approval of the equity issuances in connection with the transaction, receipt of necessary Chinese government approvals for certain portions of the transaction, assurances from Hanlong as to the availability of the Term Loan, approval of the shares for listing on the NYSE Amex and absence of certain defaults.

The second tranche (“Tranche 2”), which is anticipated to involve the purchase of approximately 15.8 million additional shares, will be for a purchase price of an additional $40.0 million, or approximately $2.53 per share.  The actual number of shares and price per share will be adjusted for any change in the number of fully diluted shares before the closing of Tranche 2.  Significant conditions to the closing of Tranche 2 include issuance of the ROD for the Mt. Hope Project by the BLM, approval of the plan of operations for the Mt. Hope Project (the “POO”) by the BLM, and the completion of documentation for and satisfaction of conditions precedent to lending under the Term Loan, described below.  The Purchase Agreement may be terminated by either party (provided the terminating party is not in default) if the closing of Tranche 2 has not occurred by December 31, 2011, subject to extension under some circumstances to March 31, 2012.

Hanlong will have the right to purchase a portion of any additional shares of common stock that we issue so that it can maintain its percentage ownership unless its ownership is at the time below 5%.  It may also acquire additional shares so that it maintains a 20% indirect interest in the Mt. Hope Project if our interest in the LLC is reduced below 80%.  If we issue shares to fund our obligation to fund the Mt. Hope Project under certain circumstances, and on or before the date of commercial production, and Hanlong exercises its rights to maintain its percentage interest, we will be obligated to refund to Hanlong the cost of such shares over a three-year period up to an aggregate of $9.0 million.

Break Fees.  A break fee is payable by both the Company and Hanlong if the Purchase Agreement terminates because of the failure of certain conditions.  A break fee of $10.0 million is payable to the Company if the Purchase Agreement is terminated because Hanlong fails to obtain necessary Chinese government approvals or to give its assurances about the availability of the Term Loan.  The Company has agreed to pay $5 million to Hanlong if the conditions concerning our stockholder approval, the publication of the DEIS or the ROD are not timely satisfied or waived and the Purchase Agreement is terminated.  The Company break fees may be increased by $5.0 million if the Purchase Agreement is terminated and the Company has violated the “no-shop” provisions of the Purchase Agreement.  The break fees may also be increased in other circumstances, not to exceed an additional $3.0 million if the Company requests and Hanlong grants certain extensions of deadlines concerning the DEIS, and up to an additional $2.0 million if the Company requests and Hanlong grants certain extensions concerning the ROD.  Further to the break fees,  the Company must pay a $2.0 million fee to Hanlong at the granting of an extension concerning the ROD, and such fee will be credited against the arrangement fee described below.  The break fee payable by the Company to Hanlong may be paid in cash, or, in certain circumstances, in shares of our common stock at our option.  If paid in shares, the price would be the volume weighted average of our common stock on the NYSE Amex for the five days ending six days after the announcement of the termination.

Chinese Bank Loan.  Pursuant to the Purchase Agreement, Hanlong is obligated to use its commercially reasonable efforts to procure the Term Loan in an amount of at least $665.0 million with a term of at least 14 years after commercial production begins at the Mt. Hope Project.  The Term Loan will bear interest at a rate of LIBOR plus a spread of between 2% and 4% per annum.  The Purchase Agreement provides that the Term Loan will have customary covenants and conditions; however, the terms of the Term Loan have not been negotiated with the lender and we have no assurance as to the final terms of the Term Loan.  Hanlong or an affiliate is obligated to guarantee the Term Loan.  When funds can be drawn by the Company under the Term Loan, the Company will pay a $15.0 million arrangement fee to Hanlong who will pay fees and expenses associated with the Term Loan before the Term Loan Closing, including those charged by the Chinese bank.

Bridge Loan

Hanlong has also agreed to provide a $20.0 million Bridge Loan to the Company which will be available in two equal $10.0 million tranches.  On April 28, 2010, we drew down the first tranche in the amount of $10.0 million.  The second loan tranche became available five business days after receipt of stockholder approval and is subject to the satisfaction of customary conditions.  The first tranche of the Bridge Loan bears interest at LIBOR plus 2% per annum.  The second tranche of the Bridge Loan will bear interest at 10% per annum and remains undrawn by the Company as of December 31, 2010.  The Bridge Loan will be repaid from the proceeds of the Term Loan.  If Hanlong agrees, the second tranche may also be repaid, at the Company’s election, in shares of the Company’s common stock.  If paid in shares, the price would be the volume weighted average of the Company’s shares on the NYSE Amex for a five-day period after public announcement of the event that required repayment.  The Company may offset its right to receive the break fee against its obligations to repay borrowings under the Bridge Loan.  If not sooner repaid, the Bridge Loan will mature on the earliest of 120 days after the issuance of the ROD, the date on which the Purchase Agreement terminates, or March 31, 2012.  The Bridge Loan and our obligation to pay a break fee to Hanlong under the Purchase Agreement are secured by a pledge by us of a 10% interest in the LLC.

Stockholder Agreement

In connection with the Tranche 1 closing, Hanlong signed a Stockholder Agreement with the Company that limits Hanlong’s future acquisitions of our common stock, provides for designation of up to two directors to our Board, and places some restrictions on Hanlong’s voting and disposition of our shares.

After the Tranche 1 closing, Hanlong became entitled to nominate one director to our Board, which right will remain in place so long as it maintains at least a 10% fully diluted interest in the Company.  Hanlong nominated Hui (Steven) Xiao to serve on our Board, and he was appointed as a director in February 2011.  After the Tranche 2 closing, and so long as Hanlong retains fully-diluted stock ownership of at least 20%, Hanlong will be entitled to nominate a second director.  The Company has agreed to assure that each Hanlong nominee is included in the Board’s slate of nominees submitted to our stockholders, subject to the Board’s fiduciary obligations and compliance by the nominee with applicable law and Company requirements concerning disclosure of information.  The Hanlong nominees may also serve on committees for which they are eligible.  Following the Term Loan closing and until its guaranty has expired or otherwise been terminated, Hanlong will have the right to appoint one representative to the management committee of the LLC.

Hanlong has also agreed not to purchase additional shares, except as permitted by the Purchase Agreement, without the Company’s prior consent following the Tranche 1 closing, and has agreed that it will not solicit proxies, join a group with respect to our equity securities, solicit or encourage an offer from another person for the Company, call a meeting of the

Company’s stockholders or make a proposal to the Company’s stockholders, except to the Board.  If our Board receives an offer for the Company, for its assets or a merger that the Board determines is in the best interests of the Company’s stockholders, Hanlong is required to vote in favor of such a transaction or tender its shares unless it proposes an alternative transaction that our Board determines is more favorable to our stockholders than the offer received.

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

The equity issuance of the Company’s common stock to Hanlong was subject to stockholder approval and was voted on and approved in connection with the Company’s annual meeting of stockholders in May 2010.

ArcelorMittal Participation

The Company’s November 2007 private placement of 8.257 million shares with ArcelorMittal, the world’s largest steel company, included certain anti-dilution rights.  Pursuant to those rights, ArcelorMittal had an option to participate in the Tranche 1 and Tranche 2 equity issuances.  On April 16, 2010, the Company and ArcelorMittal entered into a Consent and Waiver Agreement (the “Agreement”) whereby ArcelorMittal waived its anti-dilution rights with respect to the Company’s proposed issuance of stock under the Hanlong investment.  ArcelorMittal will retain anti-dilution rights for future issuances of Company stock outside of shares sold under the Hanlong investment.  According to public filings, on January 25, 2011, the boards of directors of ArcelorMittal S.A. and APERAM each approved the transfer of the assets comprising ArcelorMittal’s stainless and specialty steels businesses from its carbon steel mining businesses to APERAM, a separate entity incorporated in the Grand Duchy of Luxembourg.  This transfer included the off-take agreement the Company had in place with ArcelorMittal and the shares of the Company’s common stock previously owned by ArcelorMittal.

Liberty Property

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

Since purchasing the Liberty Property, we completed two drilling programs that, combined with previous evaluation work performed by former owners, identified mineralization totaling 433 million tons with an ore grade averaging 0.071% molybdenum and 0.07% copper.  In April 2008 we completed a pre-feasibility study outlining project viability, expected economics, and production and cost estimates.  In January 2011, the Company announced plans to re-start its evaluation program at the Liberty Property focusing on collecting baseline data for the Nevada State-issued permits, hydro-geological groundwater characterization of the open pit, infill drilling, and logging and assaying prior drill core to improve and update the existing geologic model.  The Company anticipates an update to the pre-feasibility study by the end of 2011, including an evaluation of full feasibility study options.  These activities will be financed using funds received in early 2011 from the exercise of outstanding warrants.

Other Properties

We also have mining claims and land purchased prior to 2006 which consist in part of (a) approximately 107 acres of fee simple land in the Little Pine Creek area of Shoshone County, Idaho, (b) six patented mining claims known as the Chicago-London group, located near the town of Murray in Shoshone County, Idaho, (c) 265 acres of private land with three unpatented claims in Josephine County, Oregon, known as the Turner Gold project, and (d) an undivided 50% interest in the reserved mineral rights known as the Margaret Property and 105 unpatented mining claims comprising the Red Bonanza Property, situated in the St. Helens Mining District, Skamania County, Washington.

Corporate Information

The Company was initially incorporated in Idaho under the name “General Mines Corporation” in 1925.  We have gone through several name changes and on October 5, 2007, we reincorporated the Company in the State of Delaware (“Reincorporation”) through a merger of Idaho General Mines, Inc. with and into General Moly, Inc., a Delaware corporation that was a wholly owned subsidiary of Idaho General Mines, Inc. with General Moly being the surviving entity.  In connection with the Reincorporation, all of the outstanding securities of Idaho General Mines, Inc. were converted into securities of General Moly on a one-for-one basis.  For purposes of the Company’s reporting status with the U.S. Securities and Exchange Commission (“SEC”), General Moly is deemed a successor to Idaho General Mines, Inc. Our common stock is traded on the NYSE Amex under the symbol “GMO” and, in February 2008, the Company began trading on the Toronto Stock Exchange (“TSX”) under the same symbol.  Our registered and principal executive office is located at 1726 Cole Blvd., Suite 115, Lakewood, Colorado 80401 and the phone number for that office is (303) 928-8599.

We maintain a website at www.generalmoly.com, on which we will post free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q, and any amendments to these reports under the heading “Investors” as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.  We also routinely post important information about the Company on our website under the heading “Investors.”  We do not incorporate the information on our website into this document and you should not consider any information on, or that can be accessed through, our website as part of this document.  You may read and copy any materials we file with the SEC at the Securities and Exchange Commission Public Reference Room at 100 F Street NE Washington, DC 20549.  The SEC also maintains a website that contains our reports and other information at www.sec.gov.

Corporate Strategy and Objective

Our corporate strategy is to acquire and develop highly profitable advanced stage mineral deposits.  Our near-term corporate objective is to profitably develop and operate the Mt. Hope Project and to complete our evaluation and commence development of the Liberty Property.  In the short-term, we are focused on receiving permits required to complete the development of the Mt. Hope Project based on our current schedule, while at the same time conserving our cash resources until such permits are received.

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

•                                          The Mt. Hope Project and the Liberty Property are located in Nevada, which has a long and ongoing history of large-scale, open pit mining operations.

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

Products

We do not currently produce any products.  When the Mt. Hope Project is developed, we expect production (on a 100% basis) of 40 million pounds of molybdenum per year over the first five years on average and approximately 1.1 billion pounds of molybdenum over the expected 44-year life of the project.  The Mt. Hope Project will primarily focus on producing Technical Grade Molybdenum Oxide (“TMO”), which is widely utilized by the steel industry.  In the future, we may also consider producing FerroMolybdenum (“FeMo”), and have designed the Mt. Hope Project plant to accommodate this process, which is also used by the steel industry and would make the Company a more complete supplier to the steelmaking industry.  We may also ultimately produce Ammonium Dimolybdate (“ADM”), which is a chemical used in the manufacture of desulfurizing catalysts for use in petroleum refining.

Molybdenum is a refractory metal with very unique properties.  Approximately 70% to 80% of molybdenum applications are in steel making.  Molybdenum, when added to plain carbon and low alloy steels, increases strength, corrosion resistance and high temperature properties of the alloy.  The major applications of molybdenum containing plain and low alloy steels are automotive body panels, construction steel and oil and gas pipelines.  When added to stainless steels, molybdenum imparts specialized corrosion resistance in severe corrosive environments while improving strength.  The major applications of stainless steels are in industrial chemical process plants, desalinization plants, nuclear reactor cooling systems and environmental pollution abatement.  When added to super alloy steels, molybdenum dramatically improves high temperature strength, thermal expansion and contraction resistance and resistance to oxidation in such applications as advanced aerospace engine components.  The effects of molybdenum additions to steels are not readily duplicated by other elements and as such are not significantly impacted by substitution of other materials.

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

Competitive Conditions

The molybdenum exploration, development and production business is a competitive business.  We anticipate competing with numerous producing companies once the Mt. Hope Project achieves production.

The supply of molybdenum comes from both primary molybdenum mines, such as our proposed Mt. Hope Project, and as a byproduct of porphyry copper production.  Each source of supply represents approximately 50% of the global 455 million pounds of molybdenum produced annually.  Although many companies produce molybdenum, many of which also mine other minerals, approximately two-thirds of global production is concentrated among ten companies.

After we commence production at both our Mt. Hope Project and Liberty Property, our competitive position will be based on the quality and grade of our ore bodies and our ability to manage costs compared with other producers.  Our costs are driven by the grade and nature of our ore bodies as well as input costs, including energy, labor and equipment.  Our ability to have a competitive position over the long-term will be based on, among other things, our ability to receive necessary permits, successfully finance and develop the Mt. Hope Project and Liberty Property, acquire additional quality deposits, hire and retain a skilled workforce, and manage our costs.

Employees

The Company had a total of 37 employees, including 32 exempt and 5 hourly employees, as of December 31, 2010.

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

From November 2004 through August 2007 we conducted numerous exploration, drilling and evaluation studies, culminating in the BFS for the Mt. Hope Project.  In 2005, we initiated the baseline studies necessary for development of an Environmental Impact Statement (“EIS”).  We completed an initial POO which the BLM accepted in September 2006.  In December 2006, the BLM selected an environmental firm to complete the EIS for the Mt. Hope Project.  Since that time, the Company has been working with the environmental firm to complete the EIS.  The current schedule for the development of the Mt. Hope Project estimates that the DEIS will be released for publication during the second quarter of 2011, followed by publication in the Federal Register in the third quarter, and receipt of the ROD six to nine months after publication.

In addition to working to complete the EIS, the LLC is working to finalize the transfer of water rights to mining use.  In October of 2008, we completed a water rights hearing in Carson City, Nevada and in March 2009 were granted our water rights in a ruling by the State Engineer.  An appeal of that ruling was granted in April 2010 by a Nevada District Court, overturning the original ruling and remanding the matter for another hearing by the State Engineer.  In December 2010, we completed a second water rights hearing in Carson City, Nevada and currently anticipate a ruling by the State Engineer late in the first quarter or during the second quarter of 2011 (see “Permitting-Mt. Hope Permitting Requirements-Water Appropriation Permits-Nevada Division of Water Resources” below).

On August 19, 2010, the LLC entered into an agreement with the Eureka Producers’ Cooperative (the “EPC”) whereby Eureka Moly will fund a Sustainability Trust (the “Trust”) in exchange for the cooperation of the EPC with respect to Eureka Moly’s water rights and permitting of the Mt. Hope Project.  The Trust will be tasked with developing and implementing programs that will serve to enhance the sustainability and well-being of the agricultural economy in the Diamond Valley Hydrographic Basin through reduced water consumption, which may include the Trust purchasing and relinquishing water rights in Diamond Valley to help bring the Diamond Valley basin into a more sustainable water balance.  The Trust’s activities will be governed by a five member Board including one Eureka Moly representative.

The Trust may be funded by Eureka Moly in the amount of $4.0 million, contributed to the Trust over several years, contingent on the achievement of certain milestones.  The achievement of these milestones is considered to be probable as of December 31, 2010.  As such, the $4.0 million has been accrued in the Company’s December 31, 2010 financial statements.  At least 50% of the contributions would be provided upon receipt of all permits, full financing and the Company’s Board of Directors’ decision to proceed with construction.  The remaining payments would be split evenly with one payment due no later than 150 days from the commencement of commercial production at the Mt. Hope Project and the remaining payment due one year thereafter.

In addition to the ROD and the water rights, three state-issued permits are viewed as major environmental permits.  These are the Water Pollution Control (“WPC”) Permit, the Air Quality Permit and the Reclamation Permit.  The LLC continues to develop the applications and supporting information for these permits.  These permits are anticipated to be received on or before the date that the ROD is received (see “Permitting- Mt Hope Permitting Requirements” below).

Once financing has become available and the major operating permits and the ROD from the BLM are effective, it is expected that the Mt. Hope Project can be constructed and in production within 20 months.

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

The Mt. Hope Lease Agreement requires a royalty advance (“Construction Royalty Advance”) of 3% of certain construction capital costs, as defined in the Mt. Hope Lease.  The LLC is obligated to pay a portion of the Construction Royalty Advance each time capital is raised for the Mt. Hope Project based on 3% of the expected capital to be used for those certain construction capital costs defined in the lease.  Through December 31, 2010, we have paid $4.2 million of the total Construction Royalty Advance.  We paid an additional $0.6 million in early 2011 as a result of the exercise of outstanding warrants.  Based on our Project Capital Estimate we estimate that $17.9 million remains unpaid related to the Construction Royalty Advance.  Based on the current estimate of raising capital and developing and operating the mine, we believe that 50%, or $9.0 million, of the LLC’s remaining Construction Royalty Advance will be paid on October 19, 2011.  The remaining 50% must be paid on or before October 19, 2012.

Once the Construction Royalty Advance has been paid in full, the LLC is obligated to pay an advance royalty (“Annual Advance Royalty”) each October 19 thereafter in the amount of $500,000 per year.  The Construction Royalty Advance and the Annual Advance Royalty are collectively referred to as the “Advance Royalties.”  All Advance Royalties are credited against the MHMI Production Royalties (as hereinafter defined) once the mine has achieved commercial production.  After the mine begins production, the LLC estimates that the Production Royalties will be in excess of the Annual Advance Royalties for the life of the project and, further, the Construction Royalty Advance will be fully recovered (credited against MHMI Production Royalties) by the end of 2015.

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

(b)                               Exxon Production Royalty

Exxon will receive a perpetual 1% royalty interest in and to all ores, metals, minerals and metallic substances mineable or recoverable from the Mt. Hope Project in kind at the mine or may elect to receive cash payment equal to 1% of the total amount of gross payments received from the purchaser of ores mined/removed/sold from property net of certain deductions.

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

Water Rights and Surface Rights

Planned water wells, located approximately 6 miles to the south-west of the planned operating facilities, are anticipated to supply approximately 7,000 gallons per minute (“gpm”) to the Mt. Hope Project.  Exploration for water is sufficiently advanced to identify the source of water that will be used for all project water needs, with final fresh water development to occur during the construction of the project.  (See “Permitting — Mt. Hope Permitting Requirements — Water Appropriation Permits-Nevada Division of Water Resources” below for a discussion of the current status of our applications for water rights for use in the Mt. Hope Project.)

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

The major valleys in the Mt. Hope region are Diamond Valley to the east, Pine Valley to the north, and Kobeh Valley to the west.  Diamond and Pine Valleys are elongated in a north-south direction.  Kobeh Valley is located to the west and southwest of Mt. Hope.

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

The Mt. Hope property has been extensively drilled and all core and assay results are available to the Company.  Accordingly, this data has been used to analyze and quantify the mineral resource based on an extensive high quality database.  The drilling at the Mt. Hope Project has been predominately performed by utilizing diamond core methods, and some reverse circulation (“RC”) in areas of condemnation and water well drilling.  To date, 311 holes have been drilled into the property for a total of 357,177 feet of drilling; 234,402 feet of which is core, the remaining 122,775 feet is RC.

Ore to Be Mined

The table below summarizes the ore grades we expect to be milled under our BFS mine plans for Mt. Hope.

Mill Feed Ore Statistics

		Average
		Grade	Mo
Category	Ktons	Mo%	Recovery %
Ore in Years 1-5	110,346	0.103	87.7
Ore in Years 1-10	220,737	0.094	87.3
Ore in Years 1-20	439,195	0.086	86.2

The modeled pit, including the above mineralized material and waste, contains an estimated 2.7 billion tons of total material.  Based on these estimates, from the inception of production through year 32, the mill will process 702,953 thousand tons of ore at an average ore grade of 0.078%.  During this time period low grade ore totaling 262,973 thousand tons with an average ore grade of 0.042% will be stockpiled for later feed into the mill from years 32 through 44.  Waste material totaling 1,741,815 thousand tons will also be mined and disposed of on site.  The total production is based on estimated life of mine and has a 0.034% Mo cutoff grade.

Mining

The Mt. Hope Project is planned for production by conventional large-scale, hard-rock, open-pit mining methods.  The current mine plan provides for primary loading with an initial fleet of four hydraulic shovels followed by two electric cable shovels and two front-end loaders.  The mine fleet is expected to include 24 240-ton trucks by the end of the first full year of production.  The Company anticipates engaging a contractor to perform approximately 10 months of pre-production stripping concurrent with the initial phases of construction at Mt. Hope.

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

•                                          Semi-Autogenous Grinding (“SAG”) & Ball Mill Circuit—Ore will be reclaimed from the stockpile from one of four feeders and fed by conveyor to the SAG mill.  The design will allow for the addition of a pebble crusher.  Following the SAG mill, the ore will be ground to 80% passing 150 microns in the two ball mills at an average daily processing rate of 60,625 tons.

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

Tailing Facility

The proposed mining and processing operation is expected to produce approximately 22 million tons of tailing (including SO2 scrubber residue) per year.  Approximately 966 million tons of tailing will be produced under the current mine plan.  The Tailing Storage Facility layout provides for the construction of one tailing impoundment that will contain the first 30 plus years of operations.  A second facility is planned for the remaining years of the mine life.  The tailing impoundments will be constructed with HDPE plastic liners for groundwater protection.

Bankable Feasibility Study

On August 30, 2007, we completed the BFS which established proven reserves totaling 189,675 thousand tons of ore at an average grade of 0.083% molybdenum sulfide and probable reserves totaling 776,251 thousand tons of ore at an average grade of 0.065% molybdenum sulfide summarized as follows.

Statement of Reserves and Mineralized Material

Units = Short Tons

Reserves

		Proven Reserves		Probable Reserves		Proven+Probable Reserves
Cutoff Grade			Sulfide Mo		Sulfide Mo		Sulfide
K$Net/hr	%Mo Sulfide	Ktons	Grade%	Ktons	Grade%	Ktons	Mo Grade%

$3.000	0.034%	189,675	0.083	776,251	0.065	965,926	0.068

Additional Mineralized Material

		Measured		Indicated		Measured+Indicated
Cutoff Grade			Sulfide Mo		Sulfide Mo		Sulfide
K$Net/hr	%Mo Sulfide	Ktons	Grade%	Ktons	Grade%	Ktons	Mo Grade%

$0.001	0.024%	11,089	0.029	98,552	0.030	109,641	0.030

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

The final reserve pit design was based on a molybdenum price of $10/lb molybdenum in the saleable form of moly tri-oxide.  The base case financial analysis for the Mt. Hope Feasibility Study utilized molybdenum prices that ranged from $13.50/lb to $28.00/lb.

As of December 31, 2010, the approximate three year backward average price for molybdenum was $18.31/lb.  The spot price for molybdenum on the same date was approximately $16.40/lb.  The pit design price and the financial analysis price assumptions are both conservative relative to the 3 year backward average and below recent prices.

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

Capital Cost Estimates

Our current estimate of the initial capital is $1,039.3 million.  In addition to the $1,039.3 million in initial capital required, approximately $114.6 million in cash financial assurance requirements and pre-paid items are estimated, resulting in a total of $1,153.9 million.  Ongoing replacement and sustaining mine equipment and process plant capital over the expected 44-year operating life plus the three-year reclamation period is currently estimated to be approximately $642.0 million.  These amounts do not include financing costs or amounts necessary to fund operating working capital.  These cost estimates are based on 2009 constant dollars and will be subject to cost inflation or deflation.  We expect that these cost estimates will continue to evolve over time based on changes in the industry-wide cost structure as well as changes in our operating strategies and initiatives for the project.  The Mt. Hope Project’s anticipated capital requirements are broken down in the following table.

Estimated Capital Costs	$ Millions
Mining Equipment	$134.1
Milling Equipment	$175.5
Construction	$347.2
Owners Costs, Pre-Stripping	$169.5
Taxes, freight, spares	$67.9
Engineering, Procurement, and Construction Management	$58.7
Contingency	$86.4
Total Capital	$1,039.3
Financial Assurance and pre-paid items	$114.6
Total Capital Requirement	$1,153.9
Sustaining Capital (40+ years)	$642.0

Pricing

The worldwide molybdenum price has fluctuated between $5.33 per pound in 2003 to over $40.00 per pound in 2005 and traded in the mid-$30s per pound prior to October 2008, when prices fell from approximately $33.50 per pound to $7.70 per pound in April 2009 as a result of the global economic collapse.  In 2009, prices slowly increased to finish the year at $12.00 per pound and continued to increase in 2010, finishing the year at $16.40 per pound.  In 2010, molybdenum prices averaged $15.81 per pound. Price fluctuations are primarily related to global steel markets.  Price declines in 2008 and 2009 were primarily caused by the global economic collapse when global steel output decreased by 30%.  During 2010, global steel production generally recovered to pre-collapse levels, led by strong demand growth from China.

In our feasibility study and for a portion of our financial evaluations, we use molybdenum prices prepared by an independent commodities research company, CPM Group.  Their research is a comprehensive look at both the supply and demand side of the molybdenum market.  Through their research, they forecast global growth rates for molybdenum for both supply and demand.  CPM Group continues to forecast substantially higher prices in the future.  In October 2010, CPM Group forecast that molybdenum prices would average $21.75 in 2011, $28.50 in 2012; $25.00 in 2013; $18.25 in 2014; $13.75 in 2015; $14.50 in 2016, $16.00 in 2017 and $16.85 thereafter.

Production

Production over the life of the project is estimated to be 1.1 billion pounds of saleable molybdenum.  Production over the first full five years is estimated to average approximately 40 million pounds of molybdenum.  Direct operating costs for the Mt. Hope Project over the first full five years of operation are anticipated to average $5.29 per pound, using $80 per barrel oil equivalent energy costs, and CAS per pound over the first full five years of operation, including anticipated royalties calculated at $15 per pound molybdenum, are anticipated to average $6.00 per pound.  For each $10 change in per barrel oil costs, Mt. Hope’s anticipated direct operating cost changes approximately $0.10 per pound.  Life of mine CAS are estimated to be approximately $7.94 per pound of molybdenum at $80 per barrel oil, inclusive of anticipated royalty payments calculated at $15 per pound molybdenum.

Reconciliation between CAS, a measure based on accounting principles generally accepted in the United States of America (“GAAP”), and Direct Operating Costs, a non-GAAP measure, is provided in the table below.

Description	First Five Years	Life of Mine
Direct Operating Costs	$5.29	$7.13
Royalty payments (1)	.71	.81
Total	$6.00	$7.94

(1)               Royalty payments are a function of assumed molybdenum prices realized.

Description of the Liberty Property

On March 17, 2006, we purchased the Liberty Property, an approximately ten square mile property in Nye County, Nevada, including water rights, mineral and surface rights, buildings and certain equipment from High Desert Winds LLC (“High Desert”).  The property includes the former Hall molybdenum and copper deposit that was mined for molybdenum by open pit methods between 1982 and 1985 by Anaconda and between 1988 and 1991 by Cyprus.  Equatorial Tonopah, Inc. mined copper from 1999 to 2000 on this property, although their operations were in a separate open pit also located on the property.  Much of the molybdenum deposit was drilled but not developed or mined by these previous owners.  At closing, we paid High Desert a cash payment of $4.5 million for a portion of the property, and in November 2006, made an additional payment of $1.0 million for the remainder of the property.

On January 30, 2007, we purchased Equatorial Mining North America, Inc. and its two subsidiaries, which owned a 12% net smelter returns royalty on the Liberty Property, from Equatorial Mining Pty. Limited, which effectively eliminated all third party royalties on the property.  The consideration paid for the Equatorial acquisition was $4.8 million with an additional deferred payment of $6.0 million due upon commencement of commercial operation of the property.  In connection with the transaction, we acquired $1.2 million in cash accounts and assumed certain environmental liabilities on the reclaimed site.  Additionally in 2007, we purchased all outstanding mineral claims associated with this property that were not previously owned by us thus giving the Company 100% control over all mineral rights within the boundary of the property, as well as claims on BLM property adjacent to the patented grounds.

Since purchasing the Liberty Property, we have completed two drilling programs that, together with historical drilling, identified mineralization totaling 433 million tons averaging 0.071% molybdenum and 0.07% copper.

We completed a pre-feasibility study on the Liberty Property in April 2008 that detailed initial capital and operating costs, anticipated mining and milling rates and permitting requirements.  The Liberty Property is a follow-on project to the Mt. Hope Project that we intend to actively pursue following development of the Mt. Hope Project, and dependent on market conditions.  The Company re-started its evaluation program at Liberty in January of 2011, focusing on collecting baseline data for the Nevada State-issued permits, hydro-geological groundwater characterization of the open pit, infill drilling, and logging and assaying prior drill core to improve and update the existing geologic model.  The Company anticipates an update to the pre-feasibility study by the end of 2011, including an evaluation of full feasibility study options.  These activities will be financed using funds received from the exercise of outstanding warrants.

History

In 1955, Anaconda leased and optioned the Liberty molybdenum prospect and mine in order to evaluate extensive molybdenum and copper occurrences.  From 1956 through 1966, Anaconda explored or delineated molybdenum mineralization over an approximate one square mile area.  Drilling indicated extensive mineralization from the surface to a depth of approximately 2,000 feet.  Drilling delineated approximately 200 million tons of mineralization grading 0.091 percent molybdenum which was included in a long term mining plan.  Mine construction began in 1979 with production from the Hall Mine starting in 1981.  Anaconda ceased operations in 1985 due to low metal prices.  Between 1982 and 1991, Anaconda and successor operator Cyprus Minerals mined a total of 50 million tons of ore grading 0.11 percent molybdenum.  No further molybdenum mining took place after 1991, leaving an estimated 150 million tons of un-mined ore at a grade of 0.09 percent molybdenum.

A 100 million ton copper zone independent of the molybdenum was the subject of a copper leach operation by Equatorial between 1995 and 2002.  Approximately 10 million tons were mined before operations ceased in 2002.  The copper zone is not currently being evaluated.

The molybdenum mine open pit remains easily accessible for mining.  Various facilities and improvements continue to exist on the property that may be of future use for molybdenum operations including a power supply, water rights, water and well system, offices, truck and vehicle shops, thickening tanks, water and fuel tanks, roads and other structures.  All of the mobile equipment was removed from the property.  Much of the plant area was reclaimed after the 2002 closure with most of the crushing, conveying, grinding, concentrator equipment and other milling equipment being removed from the property.

Our combined purchases of the assets and mineral rights at the Liberty Property included all of the lands required for future operations and all of the mineral rights.  The initial years for a new molybdenum operation and mine on this property will be entirely on fee lands owned by us.  As a result, permitting is anticipated to be through state agencies, including the Nevada Department of Environmental Protection (“NDEP”).  There are minor BLM landholdings in the footprint of planned waste stockpiles and the open pit, and at some future time we will pursue acquisition of these lands or perform Federal National Environmental Policy Act (“NEPA”) evaluations to permit use of these lands.  Based on this and because we will be seeking to permit what has been a previous mining operation, we expect to have an expedited permitting schedule as compared to other greenfield start-up projects, such as Mt. Hope.

Geology

The ore body at the Liberty Property is geometrically displayed as a cylinder, roughly coincident with and draped across, the igneous contact of a Cretaceous quartz porphyry stock and the metamorphosed volcanic host rock.  The cylinder plunges -35° to the southeast.  Molybdenite occurs as selvages on stockwork quartz veins and on bedding planes and tensional shears in the country rock with the majority of the molybdenum resource located in the intrusive.  Host rocks consist of fine grained volcaniclastic rocks, formerly identified as schists and quartzites, intruded by Cretaceous coarse grained quartz-feldspar porphyry.  These are overlain by Tertiary volcanic rocks varying from rhyolitic welded ash-flow tuffs to dacitic and basaltic lava flows.  Tertiary andesite dikes intrude the welded tuffs.

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

Our mineral property holdings in Shoshone County, Idaho include lands contained in mining districts that have been designated as a “Superfund” site pursuant to CERCLA.  This “Superfund Site” was established to investigate and remediate primarily the Bunker Hill properties of Smelterville, Idaho, a small portion of Shoshone County where a large smelter was located.  However, because of the extent of environmental impact caused by the historical mining in the mining districts, the Superfund Site covers the majority of Shoshone County including our Chicago-London and Little Pine Creek properties (which are distant from the original smelter location) as well as many small towns located in Northern Idaho.  We have conducted a property environmental investigation of these properties which revealed no evidence of material adverse environmental effects at either property.  We are unaware of any pending action or proceeding relating to any regulatory matters that would affect our financial position due to these inactive mining claims in Shoshone County.

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

The operation of mines is governed by both federal and state regulatory programs.  The predominant non-environmental Federal regulatory program affecting operation of the Mt. Hope Project is the mine safety regulations administered by the Mine Safety and Health Administration.  Additional federal laws, such as those governing the purchase, transport, storage or usage of explosives, and those governing communications systems, labor and taxes also apply.  State non-environmental regulatory programs affecting operations include the permitting programs for drinking water systems, sewage and septic systems, water rights appropriations, Department of Transportation, and dam safety (engineering design and monitoring).

Environmental regulations require various permits or approvals before any mining operations on the Mt. Hope Project can begin.  Federal environmental regulations are administered primarily by the BLM.  The Environmental Protection Agency (“EPA”) has delegated authority for the Clean Water Act and Clean Air Act to the State of Nevada.  The NDEP, therefore, has primacy for these programs and is responsible for administering the associated permits for the Mt. Hope Project.  The Bureau of Mining Regulations and Reclamation (“BMRR”) within NDEP administers the WPC and Reclamation permits.  The Bureau of Air Pollution Control (“BAPC”) within NDEP administers the Air Quality Permit.  The NDEP also administers the permit program for onsite landfills.  The Nevada Division of Wildlife administers the artificial industrial pond permit program.  Local laws and ordinances may also apply to such activities as waste disposal, road use and noise levels.  Both our Mt. Hope and Liberty properties will be subject to these various environmental laws and regulations.

Permitting

Permit Acquisition and Fundamental Environmental Permitting Considerations

We are working to obtain the required principal environmental operating permits for the Mt. Hope Project in anticipation of a possible construction start upon receipt of the permits and availability of financing for the project.  Baseline studies and data acquisition to support permitting were initiated in the fourth quarter of 2005.  Facility designs and operational plans have been refined as data was collected and reviewed to minimize environmental impacts and facilitate the permitting process.  The planned mining and processing operations are consistent with numerous other permitted projects in Nevada, in terms of methods, facility design, equipment, and related engineering plans.

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

Mt. Hope Permitting Requirements

The Mt. Hope Project will require both Federal and State permits before it can commence construction and operations.  Major permits required for the Mt. Hope Project include the ROD, a BLM issued permit, water appropriation permits from the Nevada Division of Water Resources, the WPC permit and reclamation permit from the NDEP—BMRR, and an air quality permit from the NDEP— BAPC.  Applications for other time-critical State permits have been submitted for agency review and approval.  The LLC continues to develop and evolve the information supporting these permits based on agency review and feedback.  We believe these other major operating permits will be received on or prior to the effective date of the ROD.

Although we currently are targeting the effectiveness of the ROD and the receipt of all major operating permits to occur six to nine months after publication of the DEIS in the Federal Register, circumstances beyond our control, including reviewing agency delays or requests for additional information or studies, and appeals of the BLM decision, could cause the effectiveness of the ROD to be delayed.  The occurrence of any or a combination of these adverse circumstances may increase the estimated costs of development, require us to obtain additional interim financing, and / or delay our ability to consummate project financing or other significant financing.  A delay in the ROD or the receipt of major operating permits also affects the satisfaction of the ROD Contribution Conditions as well as the conditions to Tranche 2 of Hanlong’s investment in our common stock.

Plan of Operations Approval—Bureau of Land Management

The BLM is preparing an EIS analyzing the environmental impacts of the Mt. Hope Project and alternatives in accordance with the NEPA.  Upon completion and approval of the EIS, the BLM will issue the ROD for the Mt. Hope Project.  The ROD will be effective on the date the BLM has recorded its decision to approve the EIS and POO for the Mt. Hope Project.  We currently expect to receive the ROD six to nine months after publication of the DEIS in the Federal Register.  In September 2006, the BLM determined that the POO met the regulatory requirements with respect to completeness and comprehensiveness.  Since that time, baseline technical reports have been submitted and approved by the BLM and POO updates have been submitted to accommodate additional detail based on progression of project design.  The Preliminary Draft Environmental Impact Statement (“PDEIS”) was completed and provided to Cooperating Agencies on August 18, 2010.  These Agencies provided comments on the PDEIS to the BLM on September 23, 2010.  The BLM and its

independent EIS contractor are currently in the process of reviewing and incorporating the comments into a DEIS.  Once the DEIS is complete, the BLM will advance the DEIS through the Notice of Availability (“NOA”) process, which is the procedural step to publishing the document.  The Company expects the DEIS to be released for publication during the second quarter of 2011 and published in the Federal Register in the third quarter, but delays to the BLM’s review process, which the Company does not control, could push publication later into 2011.  Following publication of the DEIS, the public will be allowed to review and comment on the DEIS and a Final EIS will be drafted prior to the issuance of the ROD, which the Company anticipates receiving six to nine months after publication.

Potential environmental issues associated with the proposed operations have been identified and mitigation measures have been developed to minimize potential impacts.  These actions are anticipated to support permitting efforts and to reduce potential environmental liability, and promote good community and social responsibility.

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

A phased reclamation cost estimate will address the anticipated activities for a three-year period from the point of POO approval.  The financial assurance estimate must then be recalculated every three years to include the current activities and those activities anticipated to be completed during the subsequent three-year period.  Preliminary estimates indicate that the project reclamation financial assurance requirements during the first three-year period will be approximately $72.0 million, and could be met with financial instruments other than cash.  The estimated cost of reclamation will increase with every three-year update in conjunction with the growth of the waste rock pile and the tailing impoundments.  It is estimated that financial assurance requirements could reach $170.0 million at the anticipated end of the project (year 44).

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

On March 26, 2009, the Nevada State Engineer approved the Company’s water applications granting mining and milling use of 11,300 acre feet annually of water to be drawn from a well field near the Mt. Hope Project.  Two appeals of the ruling were filed by with the Seventh Judicial District Court of the State of Nevada challenging the State Engineer’s decision.  On April 21, 2010, the District Court entered an order remanding the matter for another hearing by the State Engineer.  The Court ruled that the Petitioners’ due process rights to a full and fair hearing were violated when the State Engineer considered and relied upon a version of the Company’s hydrology model that had not been presented to the Petitioners before the hearing.

In June 2010, the Company filed change applications with the State Engineer’s office requesting permits to withdraw water at well locations matching those incorporated in the Company’s final hydrology models now approved by the BLM.  On December 6, 2010, the Nevada State Engineer began a four-day hearing where protests to the Company’s water applications were heard.  The Company currently anticipates a ruling by the State Engineer late in the first quarter or during the second quarter of 2011.

On August 19, 2010, the LLC entered into an agreement with the Eureka Producers’ Cooperative (the “EPC”) whereby Eureka Moly will fund a Sustainability Trust (the “Trust”) in exchange for the cooperation of the EPC with respect to Eureka Moly’s water rights and permitting of the Mt. Hope Project.  The Trust will be tasked with developing and implementing programs that will serve to enhance the sustainability and well-being of the agricultural economy in the Diamond Valley Hydrographic Basin through reduced water consumption, which may include the Trust purchasing and relinquishing water rights in Diamond Valley to help bring the Diamond Valley basin into a more sustainable water balance.  The Trust’s activities will be governed by a five member Board including one Eureka Moly representative.

The Trust may be funded by Eureka Moly in the amount of $4.0 million, contributed to the Trust over several years, contingent on the achievement of certain milestones.  The achievement of these milestones is considered to be probable as of December 31, 2010.  As such, the $4.0 million has been accrued in the Company’s December 31, 2010 financial statements.  At least 50% of the contributions would be provided upon receipt of all permits, full financing and the Company’s Board of Directors’ decision to proceed with construction.  The remaining payments would be split evenly with one payment due no later than 150 days from the commencement of commercial production at the Mt. Hope Project and the remaining payment due one year thereafter.

Water Pollution Control Permit—Nevada Division of Environmental Protection—Bureau of Mining Regulation and Reclamation

The BMRR administers the programs for the WPC Permit and the Reclamation Permit, both of which are required for the Mt. Hope Project.  The WPC Permit program specifies design criteria for containment of process fluids and mandates development of monitoring, operational and closure plans.  We believe that the standards for facility design are well-defined and we do not anticipate that the WPC permitting process will be delayed by technical issues.  In addition, the permit review process is well-defined, including timelines, and is codified in regulation.  The permit application was originally submitted in the third quarter of 2008.  We anticipate receiving the WPC Permit close to the BLM’s issuance of the ROD.

Air Quality Permit—Nevada Division of Environmental Protection—Bureau of Air Quality

Prior to the commencement of construction activities and in conjunction with facility operations, an air quality permit will be necessary.  The Nevada BAPC regulations categorize permit types as Class 1 or Class 2, based on the estimated emissions amounts.  The Mt. Hope Project is subject to a Class 2 permit (smaller emissions) based on preliminary emissions estimates.  The permit application included an emissions inventory and dispersion modeling to demonstrate that emissions from the project will not exceed established air quality standards.  Emissions are primarily associated with the crush/grind circuit (particulate matter) and the roaster (sulfur oxides).  Roaster emissions will be controlled with a 99.7% estimated removal efficiency for sulfur oxides. The permit application was originally submitted in the third quarter of 2008 and has been subsequently revised to address BAPC comments.  We anticipate receiving the permit close to the BLM’s issuance of the ROD.

Liberty Property Permitting Requirements

We anticipate that the permitting schedule for the Liberty Property will be shorter than for the Mt. Hope Project, due to a relatively shorter permitting process under Nevada State regulations as opposed to the Federal NEPA process.  We control over 14,000 acres, including 5,054 acres of fee land, 946 acres of patented lode claims, 63 acres of patented mill site claims and 7,984 acres of unpatented lode claims.  Our ownership of the assets and mineral rights at the Liberty Property include most of the lands required for future operations and all of the mineral rights.  The initial years for a new molybdenum operation and mine on this property will be entirely on fee lands owned by us.  As a result, permitting is anticipated to be through state agencies, including the NDEP.  There are minor BLM landholdings in the footprint of planned waste stockpiles and at some future time we will pursue acquisition of these lands, or perform NEPA evaluations to permit use of these lands.  Other permits including the water pollution and control, reclamation and air quality as described in previous sections would be required for the Liberty Property site and the level of analysis and time required is anticipated to be consistent with those described for Mt. Hope Project.

In addition to land ownership, two other factors distinguish the Liberty property from Mt. Hope with respect to environmental permitting.  First, water consumption is not as significant an issue at Liberty.  Unlike Mt. Hope, the areas surrounding Liberty are not extensively irrigated.  In addition, we own significant water rights at the Liberty site and have water wells in place.  Second, the area has been mined previously which has resulted in significant surface disturbance.  By conducting exploration drilling on pre-existing disturbance to the extent possible, the amount of disturbance created by exploration drilling is greatly reduced, and permitting requirements to support exploration are reduced.  Furthermore, there is extensive environmental information developed to support permitting of the previous mine operation.  We anticipate that this information can be used to streamline the permitting process for us by reducing the amount of baseline studies and other technical information that must be developed.

Other United States Regulatory Matters

The Resource Conservation and Recovery Act (“RCRA”) and related state laws regulate generation, transportation, treatment, storage, or disposal of hazardous or solid wastes associated with certain mining-related activities.  RCRA also includes corrective action provisions and enforcement mechanisms, including inspections and fines for non-compliance.

Mining operations may produce air emissions, including dust and other air pollutants, from stationary equipment, such as crushers and storage facilities, and from mobile sources such as trucks and heavy construction equipment.  All of these sources are subject to review, monitoring, permitting, and/or control requirements under the federal Clean Air Act and related state air quality laws.  Air quality permitting rules may impose limitations on our production levels or create additional capital expenditures in order to comply with the permitting conditions.

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

The Endangered Species Act (“ESA”) is administered by the U.S. Department of Interior’s U.S. Fish and Wildlife Service (“USFWS”).  The purpose of the ESA is to conserve and recover listed endangered and threatened species and their habitat.  Under the ESA, “endangered” means that a species is in danger of extinction throughout all or a significant portion of its range.  “Threatened” means that a species is likely to become endangered within the foreseeable future.  Under the ESA, it is unlawful to “take” a listed species, which can include harassing or harming members of such species or significantly modifying their habitat.  We conduct wildlife and plant inventories required by regulatory agencies prior to initiating exploration or mining project permitting.  We currently are unaware of any endangered species issues at any of our projects.  A threatened species occurs in limited segments of two creeks approximately 10 miles to the north of the proposed well field for the Mt. Hope Project.  Although hydrologic modeling predicts no impacts to these stream segments, consultation with the USFWS will be required.  Future identification of endangered species or habitat in our project areas may delay or adversely affect our operations.

We are committed to fulfilling or exceeding our requirements under applicable environmental laws and regulations.  These laws and regulations are continually changing and, as a general matter, are becoming more restrictive.  Our policy is to conduct our business in a manner that strives to safeguard public health and mitigates the environmental effects of our business activities.  To comply with these laws and regulations, we have made, and in the future may be required to make, capital and operating expenditures.

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

If certain conditions are not met under the Hanlong transaction documents, our ability to begin construction of the Mt. Hope Project could be delayed further

The additional investments by Hanlong in our common stock and the related financing with a Chinese bank and the molybdenum supply agreement are subject to a number of conditions precedent, including receipt by us of required governmental permits, approval of Chinese government authorities for investment in us by Hanlong and loans expected to be made by a Chinese bank, and negotiation of acceptable loan terms with that bank.  These conditions may not be met, in which case our ability to begin construction of the Mt. Hope Project could be delayed further while we attempt to obtain alternative financing.  We may not be successful in obtaining acceptable financing since the current credit markets are difficult for development stage companies.  In addition, we may be subject to financial penalties under the Hanlong transaction if certain milestones are not met in accordance with the agreement.

We may require and may not be able to obtain substantial additional financing in order to fund the operations of the Company and the LLC and if we are successful in raising additional capital, it may have dilutive and other adverse effects on our stockholders

If the actual costs to complete the development of the Mt. Hope Project are significantly higher than we expect, we may not have enough funds to cover these costs and we may not be able to obtain other sources of financing.  The failure to obtain all necessary financing would prevent the LLC from achieving production at the Mt. Hope Project and impede our ability to become profitable.

We continue to review the technical merits of the Liberty Property which will also require significant additional capital to permit and/or commence mining activities at this property.  We may not be able to obtain the financing necessary to develop the Liberty Property should we decide to do so.

If additional financing is not available, or available only on terms that are not acceptable to us, we may be unable to fund the development and expansion of our business, attract qualified personnel, take advantage of business opportunities or respond to competitive pressures.  Any of these events may harm our business.  Also, if we raise funds by issuing additional shares of our common stock, preferred stock, debt securities convertible into preferred or common stock, or a sale of additional minority interests in our assets, our existing stockholders will experience dilution, which may be significant, to their ownership interest in us or our assets.  If we raise funds by issuing shares of a different class of stock other than our common stock or by issuing debt, the holders of such different classes of stock or debt securities may have rights senior to the rights of the holders of our common stock.

Our inability to satisfy certain conditions under the LLC Agreement required to be satisfied by December 31, 2011 will require the LLC to pay a penalty to our LLC partner, POS-Minerals

As commercial production at the Mt. Hope Project will not occur by December 31, 2011, and if POS-Minerals has made its additional $56.0 million contribution, the LLC Agreement with POS-Minerals requires the LLC to make a distribution to POS-Minerals of up to $36.0 million, 20 days after the commencement of commercial production, as defined by the LLC Agreement, as a penalty (“Penalty”) for the delay in commencement of production, with no corresponding reduction in POS-Minerals’ ownership interest in the LLC.

The LLC may not be able to satisfy the ROD Contribution Conditions at all.  The satisfaction of the ROD Contribution Conditions are subject to a number of factors that are beyond our control, including the issuance of the ROD by the BLM and the ability of third parties to initiate administrative or judicial appeals after the issuance of the ROD.  In addition, the Mt. Hope Project will not achieve commercial production by December 31, 2011, based on our current plan and expected timetable, or may not achieve commercial production at all.  As a result, we expect that we will be required to pay the Penalty if POS-Minerals has made its additional $56.0 million contribution.

Because POS-Minerals has elected to retain its 20% interest in the LLC and we anticipate being required to make the Penalty payment to POS-Minerals, we may not be able to provide sufficient funding to the LLC to develop the Mt. Hope Project, which could have a material adverse effect on our financial condition, results of operations and cash flows.  In addition, in such cases we may be required to seek additional capital which may not be available to us on commercially reasonable terms, if at all.  Any such additional financing could dilute or otherwise adversely impact the rights of our existing stockholders.

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

•                  Approval of the incurrence of indebtedness by the LLC that requires (1) an asset of the LLC to be pledged as security, (2) the pledge of a membership interest in the LLC or (3) a guaranty by either the Company or POS-Minerals, other than in each instance a purchase money security interest or other security interest in the LLC to finance the acquisition or lease of equipment; and

•                  Approval of the issuance by the LLC of an ownership interest to any person other than Nevada Moly or POS-Minerals.

The requirement that certain decisions be approved by POS-Minerals may make it more difficult for our stockholders to benefit from certain decisions or transactions that we would otherwise cause the LLC to make if they are opposed by POS-Minerals.

Fluctuations in the market price of molybdenum could adversely affect the value of our company and our securities

The profitability of our mining operations will be influenced by the market price of the metals we mine.  The market prices of metals such as molybdenum fluctuate widely and are affected by numerous factors beyond the control of any mining company.  These factors include fluctuations with respect to the rate of inflation, the exchange rates of the U.S. dollar and other currencies, interest rates, global or regional political and economic conditions and banking crises, global and regional demand, production costs in major molybdenum producing areas and a number of other factors.  Sustained periods of low molybdenum prices would adversely impact our revenues, profits and cash flows.  In particular, a sustained low molybdenum price could:

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

The volatility in metals prices is illustrated by the quarterly average price range from January 2002 through February 2011 for molybdenum: (lb) $2.73 - $35.37.  Average molybdenum prices are quoted in Platt’s Metals Week.  After a period of high sustained molybdenum prices in 2004 through September 2008, where the price of molybdenum averaged $27.34 per pound, the price of molybdenum fell to approximately $7.70 per pound in April 2009.  Although we estimate the Mt. Hope Project’s average cost of production over the first five years to be approximately $7.00 per pound, a sustained period of lower molybdenum prices would have material negative impacts on the Company’s profitability.

Our profitability is subject to demand for molybdenum, and any decrease in that demand, or increase in the world’s supply, could adversely affect our results of operations

Molybdenum is used primarily in the steel industry.  The demand for molybdenum from the steel industry and other industries was extremely robust through the third quarter of 2008, primarily fueled by growth in Asia and other developing countries.  Beginning in the fourth quarter of 2008, the global economic crisis forced steel companies to substantially reduce their production levels with a corresponding reduction in the consumption of molybdenum which contributed to the decline in the price of molybdenum.  Current forecasts anticipate a substantial rebound in demand growth for molybdenum in 2011 from 2009 levels as global growth re-emerges.  However, sustained low molybdenum demand resulting from a prolonged global economic distress may cause prolonged periods of low molybdenum prices ultimately resulting in a continued suspension of our development or, in the future a suspension of our mining operations at our Mt. Hope Project.

A sustained significant increase in molybdenum supply could also adversely affect our results.  The CPM Group estimate that during the next five years a total of 198.3 million annual pounds of production could be added to the supply of molybdenum (including 40 million of supply from our Mt. Hope Project).  In the event demand for molybdenum does not increase to consume the potential additional production, the price for molybdenum may be adversely affected.

We are exposed to counter party risk, which may adversely affect our results of operations

The off-take agreements the Company has completed including contracts with ArcelorMittal, SeAH Besteel, Sojitz, and Hanlong contain provisions allowing for the sale of molybdenum at certain floor prices, or higher, over the life of the five year agreements.  During the past 18 months there have been periods where the spot molybdenum prices fell below the floor prices in the contracts.  During these time periods all four contracts would have provided for the company to sell molybdenum at above-spot prices.  In the event that our contract parties choose not to honor their contractual obligations, our profitability may be adversely impacted.

We may not be able to obtain or renew licenses, rights and permits required to develop or operate our mines, or we may encounter environmental conditions or requirements that would adversely affect our business

In the ordinary course of business, mining companies are required to seek governmental permits for expansion of existing operations or for the commencement of new operations. The LLC will be required to obtain a Record of Decision from the BLM authorizing implementation of the Mt. Hope Project POO.  This approval can be obtained only after successful completion of the National Environmental Policy Act process of environmental evaluation, which incorporates substantial public comment.  The LLC will also need to obtain various state and federal permits including water protection, air quality, water rights and reclamation permits In addition to requiring permits for the development of the Mt Hope mine, we will need to obtain and modify various mining and environmental permits during the life of the project.  Obtaining, modifying, and renewing the necessary governmental permits is a complex and time-consuming process involving numerous jurisdictions and often involving public hearings and substantial expenditures.  The duration and success of our efforts to obtain, modify or renew permits will be contingent upon many variables, some of which are not within our control.  Increased costs or delays could occur, depending on the nature of the activity to be permitted and the interpretation of applicable requirements implemented by the permitting authority.   All necessary permits may not be obtained and, if obtained, may not be renewed, or the costs involved in each case may exceed those that we previously estimated.  It is possible that the costs and delays associated with compliance with such standards and regulations could become such that we would not proceed with the development or operation of the Mt Hope Mine.

The development of the Mt. Hope Project may be delayed, which could result in increased costs or an inability to complete its development

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

•                  completion of advanced engineering,

•                  timely execution of the remaining portions of the Hanlong transaction; and

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

Climate change and climate change legislation or regulations may adversely impact General Moly’s planned future operations

Energy is anticipated to be a significant input in General Moly’s operations.  A number of governmental bodies have introduced or are contemplating legislative and regulatory change in response to the possible impacts of climate change including pending U.S. legislation that, if enacted, may limit and reduce greenhouse gas emissions through a “cap and trade” system of allowances and credits, among other provisions. In addition, the EPA has for the first time required large emitters of greenhouse gases to collect and report data with respect to their greenhouse gas emissions. Such legislation and regulation, if enacted, could negatively impact future profitability at General Moly’s assets. These regulatory mechanisms may be either voluntary or legislated and may impact General Moly’s planned future operations directly or indirectly through customers or our supply chain. Assessments of the possible impact of future climate change legislation, regulation and international treaties and accords are uncertain. The Company may realize increased capital expenditures resulting from required compliance with revised or new legislation or regulations, costs to purchase or profits from sales of, allowances or credits under a “cap and trade” system, increased insurance premiums and deductibles as new actuarial tables are developed to reshape coverage, a change in competitive position relative to industry peers and changes to profit or loss arising from increased or decreased demand for goods produced by the company and indirectly, from changes in costs of goods sold.

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

Our ability to operate our company effectively could be impaired if we lose key personnel or if we are not able to attract and retain the additional personnel we will need to develop any of our projects, including the Mt. Hope Project

We are a small company with a limited operating history and relatively few employees.  The development of any of our proposed projects, including the Mt. Hope Project, will place substantial demands on us.  We depend on the services of key executives and a small number of personnel, including our Chief Executive Officer, Chief Financial Officer, Vice President of Engineering and Construction, Corporate Counsel and Vice President of Human Resources, Mt. Hope General Manager, Controller and Treasurer, and Director of Environmental and Permitting.  We will be required to recruit additional personnel and to train, motivate and manage these new employees.  The number of persons skilled in the development and operation of mining properties is limited and significant competition exists for these individuals.  We may not be able to employ key personnel or to attract and retain qualified personnel in the future.  We do not maintain “key person” life insurance to cover our executive officers.  Due to the relatively small size of our company, the loss of any of our key employees or our failure to attract and retain key personnel may delay or otherwise adversely affect the development of the Mt. Hope Project, which could have a material adverse effect on our business.

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

Legislation, including the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Wall Street Reform and Consumer Protection Act, may make it difficult for us to retain or attract officers and directors and increase the costs of doing business which could adversely affect our financial position and results of operations

We may be unable to attract and retain qualified officers, directors and members of board committees required to provide for our effective management as a result of the recent changes and currently proposed changes in the rules and regulations which govern publicly-held companies.  The Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of directors and executive officers.  The Dodd-Frank Wall Street Reform and Consumer Protection Act, adopted in July 2010, imposes significant additional obligations and disclosure requirements, as to which SEC rulemaking is ongoing.  We are a small company with a limited operating history and no revenues or profits, which may influence the decisions of potential candidates we may recruit as directors or officers.  The real and perceived increased personal risk associated with these requirements may deter qualified individuals from accepting these roles.  In addition, costs of compliance with such legislation, including several provisions specifically applicable to companies engaged in mining operations, could have a significant impact on our financial position and results of operations.

Our common stock has a limited public market, which may adversely affect the market price of our shares and make it difficult for our stockholders to sell their shares

Our shares are currently listed and traded on the NYSE Amex and the TSX Exchanges.  We may not be able to meet the continued listing criteria for either such exchange or an active and liquid trading market may not be maintained for our common stock.  Such a failure may have a material adverse impact on the market price of our shares and a stockholder’s ability to dispose of our common stock in a timely manner or at all.

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

Provisions of Delaware law and our charter and bylaws and the existence of our stockholder rights plan may delay or prevent transactions that would benefit stockholders

Our certificate of incorporation and bylaws and the Delaware General Corporation Law contain provisions that may have the effect of delaying, deferring or preventing a change of control of the company.  These provisions, among other things:

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

In addition, in March 2010, our Board of Directors adopted a stockholder rights plan, commonly known as a “poison pill,” which is designed to prevent or discourage acquisition of more than 20 percent of our outstanding stock without the prior approval of our Board.  While our Board believes that the rights plan is in the best interests of our stockholders, its existence could prevent an acquisition of our shares that might be at a premium to the market price and that stockholders might view as beneficial.

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

•                  the dependence of additional investments by Hanlong and a loan from a Chinese bank on significant consents, approvals and conditions precedent which may not be obtained or met;

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

On March 26, 2009, the Nevada State Engineer approved the Company’s water applications that requested mining and milling use of 11,300 acre feet annually of water to be drawn from a well field near the Mt. Hope Project.  Two appeals of the ruling were filed with the Seventh Judicial District Court of the State of Nevada challenging the State Engineer’s decision.  On April 21, 2010, the District Court entered an order remanding the matter for another hearing by the State Engineer.  The Court ruled that the Petitioners’ due process rights to a full and fair hearing were violated when the State Engineer considered and relied upon a version of the Company’s hydrology model that had not been presented to the Petitioners before the hearing.

In June 2010, the Company filed change applications with the State Engineer’s office requesting permits to withdraw water at well locations matching those incorporated in the Company’s final hydrology models now approved by the BLM.  The applications previously granted by the State Engineer’s office contained proposed well locations that the Company no longer intends to utilize based on additional groundwater modelling and exploration.  On December 6, 2010, the Nevada State Engineer began a four-day hearing where protests to the Company’s water applications were heard.  The Company currently anticipates a ruling by the State Engineer late in the first quarter or during the second quarter of 2011.

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

The following table sets forth for our common stock closing price as reported on the NYSE Amex.

Year	Quarter	High	Low
2010	First Quarter	$3.99	$2.12
	Second Quarter	$4.30	$3.08
	Third Quarter	$3.66	$2.90
	Fourth Quarter	$7.00	$3.56
2009	First Quarter	$1.42	$0.64
	Second Quarter	$2.98	$1.14
	Third Quarter	$3.55	$1.75
	Fourth Quarter	$3.18	$1.92

Holders

As of February 28, 2011, there were approximately 584 holders of record of our common stock.

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

Equity Compensation Plans

See Note 7 to the Financial Statements herein for information relating to our equity compensation plans.

Stock Performance Graph

The performance graph covers the period from December 31, 2005 through December 31, 2010.  The graph compares the total return of our common stock (GMO) to the Dow Jones US Mining Index, the AMEX Russell 2000 Index and selected competitors in our industry, assuming an initial investment of $100.00 (in the case of Moly Mines assumes an investment of $100.00 on October 27, 2006, their first day of trading).

Company	31-Dec-05	31-Dec-06	31-Dec-07	31-Dec-08	31-Dec-09	31-Dec-10
General Moly (GMO)	$100.00	$253.91	$1,014.78	$102.61	$180.87	$563.48
Thompson Creek Metals (TCM)	100.00	1,410.00	2,425.71	700.00	1,761.43	2,085.71
Moly Mines (MOL)	—	90.43	286.09	23.48	70.43	140.87
Freeport McMoRan (FCX)	100.00	109.58	210.26	51.73	169.65	259.26
Augusta Resources (AZC)	100.00	188.60	385.09	40.35	212.28	334.21
iShares Dow Jones Basic Materials	100.00	97.29	128.03	62.92	103.41	135.47
iShares Russell 2000	100.00	118.27	116.17	76.50	98.31	124.79

ITEM 6.	SELECTED FINANCIAL DATA

	(in millions, except per share data)
For the Years Ended December 31,	2010	2009	2008	2007	2006
Loss from operations	(16.6)	(10.5)	(16.1)	(39.0)	(13.2)
Net loss	(16.7)	(10.5)	(14.4)	(37.7)	(12.3)
Basic and diluted net loss per share	$(0.22)	$(0.14)	$(0.21)	$(0.71)	$(0.33)

At December 31,	2010	2009	2008	2007	2006
Total assets	$273.2	$209.6	$220.9	$110.3	$27.1
Contingently redeemable noncontrolling interest	98.8	99.8	100.0	—	—
Total stockholders’ equity	$136.4	$104.9	$113.0	$102.1	$26.0

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations constitutes management’s review of the factors that affected our financial and operating performance for the years ended December 31, 2010, 2009 and 2008.  This discussion should be read in conjunction with the consolidated financial statements and notes thereto contained elsewhere in this report.

Overview

We are a development stage company and began the development of the Mt. Hope Project on October 4, 2007.  During the year ended December 31, 2008 we also completed work on a pre-feasibility study of our Liberty Property, which we plan to update by the end of 2011 using funds received from the exercise of outstanding warrants.

The development of the Mt. Hope Project has a Project Capital Estimate of $1,153.9 million including development costs of approximately $1,039.3 million (in 2008 dollars) and $114.6 million in cash financial assurance requirements and pre-payments.  These amounts do not include financing costs or amounts necessary to fund operating working capital.  Through the year ended December 31, 2010, we have spent approximately $170.6 million on the Mt. Hope Project.

In 2009, because of declining molybdenum prices and unanticipated delays in the permitting process, we implemented a cash conservation plan whereby total cash utilization, other than equipment purchases, was reduced to approximately $1.0 million per month.  The worldwide molybdenum price fluctuated between $5.33 per pound in 2003 to over $40.00 per pound in 2005 and traded in the mid-$30s per pound prior to October 2008, when prices fell from approximately $33.50 per pound to $7.70 per pound in April 2009 as a result of the global economic collapse.  Subsequent to April 2009, prices slowly rose and finished the year at $12.00 per pound and continued to increase in 2010, finishing the year at $16.40 per pound, resulting in an average price of $15.81 in 2010.  The permitting process for the Mt. Hope Project has also had an impact on our activities because of delays experienced from extensive regulatory reviews and additional requests for information on environmental impacts.  Nevertheless, the process continues to move toward completion, and our efforts in this regard have continued full-time.

Once the major operating permits and the ROD from the BLM are effective, and financing is available, it is expected that Mt. Hope can be constructed and in production within 20 months.

The Company has maintained its orders for grinding, milling, and other specialty long lead equipment. However, other engineering, administrative and third-party work has been slowed or suspended.  We plan to restart procurement and engineering efforts during 2011 as key milestones in the permitting process are reached.  The Company had cash on hand at year end of $53.6 million as well as $19.1 million in warrant exercise proceeds received in early 2011 to meet its funding requirements for 2011.

Restructuring and Suspension of Project Development

Based on our current cash on hand and our cash conservation plan, the Company expects it will have adequate liquidity for operations, as modified, through the end of 2011 without accessing new sources of financing.  Engineering efforts, approximately 60% complete, have been largely suspended pending the availability of financing.  Some engineering that is critical for permitting or project restart readiness, has continued at a slower pace.  We plan to restart procurement and engineering efforts during 2011 as key milestones in the permitting process are reached.

The Company issued purchase orders for two types of equipment — milling process equipment and mining equipment.  Most equipment orders for the custom-built grinding and other milling process equipment will be completed by the manufacturers and stored.  The grinding and milling process equipment require the longest lead times and maintaining these orders is critical to the Company’s ability to rapidly restart the Mt. Hope Project development.  The Company has completed final negotiations with other equipment manufacturers to suspend or terminate fabrication of other milling equipment and to determine the equipment fabrication costs incurred to date, storage costs, and the expecting timing of restarting fabrication.  As additional financing becomes available and equipment procurement is restarted, agreements that were suspended or terminated will be renegotiated under the then current market terms and conditions, as necessary.

Based on our current plan, expected timetable, and the results of such negotiations, we expect to make additional payments towards purchase of this equipment of approximately $2.0 million under milling process equipment orders through the end of 2011 and $14.0 million in 2012.  As additional financing becomes available and equipment procurement is restarted, agreements that were suspended or terminated will be renegotiated under the then current market terms and conditions, as necessary.

The drills and loaders for the mine operation have been cancelled, and discussions for the purchase of the electric shovels are complete and this order was amended and remains in effect.  An agreement has been reached with a truck manufacturer to hold production slots for timely delivery.  Once financing is available, the Company anticipates placing orders for this mining equipment again.  The Company will continue to evaluate all options to facilitate a timely re-start of the project development.

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

Pursuant to the terms of the LLC Agreement, POS-Minerals made its first and second cash contributions to the LLC totaling $100.0 million during the year ended December 31, 2008 (“Initial Contributions”).  Additional amounts will be due from POS-Minerals within 15 days after the date (“ROD Contribution Date”) that specified conditions (“ROD Contribution Conditions”) have been satisfied.  The ROD Contribution Conditions are the receipt of major operating permits for the project, that the ROD from the BLM for the Project has become effective, and any administrative or judicial appeals with respect thereto are final.  We are currently targeting the effectiveness of the ROD and the satisfaction of the other ROD Contribution Conditions to occur six to nine months after publication of the DEIS in the Federal Register, but circumstances beyond our control, including reviewing agency delays or requests for additional information or studies, and requests for review or appeals of the BLM decision, could cause the effectiveness of the ROD and/or the satisfaction of the other ROD Contribution Conditions to be further delayed.

To maintain its 20% interest in the LLC, POS-Minerals will be required to make an additional $56.0 million contribution plus its 20% share of all Mt. Hope Project costs incurred from the Closing Date to the ROD Contribution Date within 15 days after the ROD Contribution Date.  If POS-Minerals does not make its additional $56.0 million contribution when due after the ROD Contribution Date, its interest will be reduced to 10%.

In addition, as commercial production at the Mt. Hope Project will not occur by December 31, 2011, the LLC may be required to return to POS-Minerals $36.0 million of its contributions to the LLC, with no corresponding reduction in POS-Minerals’ ownership percentage.  Based on our current plan and assuming POS-Minerals has made its additional $56.0 million contribution, a payment to POS-Minerals of $36.0 million will be due 20 days after the commencement of commercial production, as defined by the LLC Agreement.  If POS-Minerals does not make its additional $56.0 million contribution when due, no return of contribution is required by us.  Our wholly-owned subsidiary and 80% owner of the LLC, Nevada Moly, LLC (“Nevada Moly”), is obligated under the terms of the LLC Agreement to make capital contributions to fund the return of contributions to POS-Minerals, if required.  If Nevada Moly does not make these capital contributions, POS-Minerals has an election to either make a secured loan to the LLC to fund the return of contributions, or receive an additional interest in the LLC of approximately 5%.  In the latter case, our interest in the LLC is subject to dilution by a percentage equal to the ratio of 1.5 times the amount of the unpaid contributions over the aggregate amount of deemed capital contributions (as determined under the LLC Agreement) of both parties to the LLC (“Dilution Formula”).  At December 31, 2010, the aggregate amount of deemed capital contributions of both parties was $880.0 million.

Furthermore, the LLC Agreement permits POS-Minerals to put its interest in the LLC to Nevada Moly after a change of control of Nevada Moly or the Company, as defined in the LLC Agreement, followed by a failure to use standard mining industry practice in connection with development and operation of the Project as contemplated by the parties for a period of twelve consecutive months.  If POS-Minerals puts its interest, Nevada Moly or the transferee or surviving entity would be required to purchase the interest for 120% of POS-Minerals’ contributions to the LLC plus 10% interest per annum.

The Initial Contributions of $100.0 million that were made by POS-Minerals during 2008 were expended by the second quarter of 2009 in accordance with the program and budget requirements of the Mt. Hope Project.  Nevada Moly is required, pursuant to the terms of the LLC Agreement, to advance funds required to pay costs for the development of the Mt. Hope Project that exceed the Initial Contributions until the ROD Contribution Date, at which point the contributions described above to be made by POS-Minerals will be applied to reimburse us for POS-Minerals’ share of such development costs.  POS-Minerals’ share of such development costs amounted to approximately $34.0 million as of December 31, 2010.  All costs incurred after the ROD Contribution Date will be allocated and funded pro rata based on each party’s ownership interest.  The interest of a party in the LLC that does not make its pro rata capital contributions to fund costs incurred after the ROD Contribution Date is subject to dilution based on the Dilution Formula.

Securities Purchase Agreement with Hanlong (USA) Mining Investment Inc.

On March 4, 2010, we signed a Securities Purchase Agreement (the “Purchase Agreement”) with Hanlong (USA) Mining Investment, Inc. (“Hanlong”), an affiliate of Sichuan Hanlong Group, a large privately held Chinese company.  The Purchase Agreement and the related agreements described below form the basis of a significant investment by Hanlong in the Company that is intended to provide the Company with adequate capital to develop the Mt. Hope Project.  The Purchase Agreement provides for the sale to Hanlong of shares of our common stock in two tranches that will aggregate 25% of our outstanding stock on a fully diluted basis.  The average price per share, based on the anticipated number of shares to be issued, is $2.89 for an aggregate price of $80.0 million.  The share issuance is part of a larger transaction that includes the commitment by Hanlong to use its commercially reasonable efforts to procure a $665.0 million bank loan for the Company (the “Term Loan”) from a prime Chinese bank that will be guaranteed by an affiliate of Hanlong, a $20.0 million bridge loan (the “Bridge Loan”) from Hanlong to the Company, and a long-term molybdenum supply off-take agreement pursuant to which a Hanlong affiliate will agree to purchase a substantial part of the molybdenum production from the Mt. Hope Project at specified prices.

The Purchase Agreement

Stock Purchase.  The Purchase Agreement provides, subject to terms and conditions of the Purchase Agreement, for the purchase by Hanlong for an aggregate price of $80.0 million, of approximately 27.6 million shares of our common stock which will equal 25% of our outstanding common stock on a fully-diluted basis following the purchase, or approximately 38.3% of our outstanding common stock at the time the transaction was announced.  Fully diluted is defined as all of our outstanding common stock plus all outstanding options and warrants, whether or not currently exercisable.

On July 30, 2010, the Company and Hanlong executed an amendment to the Purchase Agreement extending the deadline for obtaining Chinese government approvals by two months to October 13, 2010, as well as extending the Company’s deadline for publishing its Draft Environmental Impact Statement (“DEIS”) and receiving its ROD to February 28, 2011 and November 30, 2011, respectively.  Hanlong received Chinese government approvals for equity investment from the National Development and Reform Commission and the Ministry of Commerce (“MOFCOM”) on October 8, 2010 and October 12, 2010, respectively.  Hanlong filed the MOFCOM approval with the State Administration of Foreign Exchange on October 12, 2010, fulfilling Hanlong’s Chinese government approval obligations.

On October 26, 2010, the Company and Hanlong executed an amendment to the Purchase Agreement setting the closing of Hanlong’s purchase of the first tranche of equity in the Company on December 20, 2010.  The parties agreed that the publication of the Mt. Hope Project’s DEIS was no longer a condition precedent to Hanlong’s first tranche equity investment.  Timely publication of the DEIS does, however, remain a requirement of the entire agreement, and, in conjunction with this amendment, the required date for DEIS publication has been extended to May 31, 2011 from February 28, 2011.

On December 20, 2010, Hanlong completed the purchase of 12.5% of our fully-diluted shares, or approximately 11.8 million shares (“Tranche 1”) for $40.0 million, or approximately $3.38 per share, following satisfaction of certain conditions, including receipt of stockholder approval of the equity issuances in connection with the transaction, receipt of necessary Chinese government approvals for certain portions of the transaction, assurances from Hanlong as to the availability of the Term Loan, approval of the shares for listing on the NYSE Amex and absence of certain defaults.  The Company’s stock closed at a price of $2.60 per share on the NYSE Amex on the day the agreement was signed.

The second tranche (“Tranche 2”), which is anticipated to involve the purchase of approximately 15.8 million additional shares, will be for a purchase price of an additional $40.0 million, or approximately $2.53 per share.  The actual number of shares and price per share will be adjusted for any change in the number of fully diluted shares before the closing of Tranche 2.  Significant conditions to the closing of Tranche 2 include issuance of the ROD for the Mt. Hope Project by the BLM, approval of the plan of operations for the Mt. Hope Project (the “POO”) by the BLM, and the completion of documentation for and satisfaction of conditions precedent to lending under the Term Loan, described below.  The Purchase Agreement may be terminated by either party (provided the terminating party is not in default) if the closing of Tranche 2 has not occurred by December 31, 2011, subject to extension under some circumstances to March 31, 2012.

Hanlong will have the right to purchase a portion of any additional shares of common stock that we issue so that it can maintain its percentage ownership unless its ownership is at the time below 5%.  It may also acquire additional shares so that it maintains a 20% indirect interest in the Mt. Hope Project if our interest in the LLC is reduced below 80%.  If we issue shares to fund our obligation to fund the Mt. Hope Project under certain circumstances, and on or before the date of commercial production, and Hanlong exercises its rights to maintain its percentage interest, we will be obligated to refund to Hanlong the cost of such shares over a three-year period up to an aggregate of $9.0 million.

Break Fees.  A break fee is payable by both the Company and Hanlong if the Purchase Agreement terminates because of the failure of certain conditions.  A break fee of $10.0 million is payable to the Company if the Purchase Agreement is terminated because Hanlong fails to obtain necessary Chinese government approvals or to give its assurances about the availability of the Term Loan.  The Company has agreed to pay $5 million to Hanlong if the conditions concerning our stockholder approval, the publication of the DEIS or the ROD are not timely satisfied or waived and the Purchase Agreement is terminated.  The Company break fees may be increased by $5.0 million if the Purchase Agreement is terminated and the Company has violated the “no-shop” provisions of the Purchase Agreement.  The break fees may also be increased in other circumstances, not to exceed an additional $3.0 million if the Company requests and Hanlong grants certain extensions of deadlines concerning the DEIS, and up to an additional $2.0 million if the Company requests and Hanlong grants certain extensions concerning the ROD.  Further to the break fees, the Company must pay a $2.0 million fee to Hanlong at the granting of an extension concerning the ROD, and such fee will be credited against the arrangement fee described below.  The break fee payable by the Company to Hanlong may be paid in cash, or, in certain circumstances, in shares of our common stock at our option.  If paid in shares, the price would be the volume weighted average of our common stock on the NYSE Amex for the five days ending six days after the announcement of the termination.

Chinese Bank Loan.  Pursuant to the Purchase Agreement, Hanlong is obligated to use its commercially reasonable efforts to procure the Term Loan in an amount of at least $665.0 million with a term of at least 14 years after commercial production begins at the Mt. Hope Project.  The Term Loan will bear interest at a rate of LIBOR plus a spread of between 2% and 4% per annum.  The Purchase Agreement provides that the Term Loan will have customary covenants and conditions; however, the terms of the Term Loan have not been negotiated with the lender and we have no assurance as to the final terms of the Term Loan.  Hanlong or an affiliate is obligated to guarantee the Term Loan.  When funds can be drawn by the Company under the Term Loan, the Company will pay a $15.0 million arrangement fee to Hanlong who will pay fees and expenses associated with the Term Loan before the Term Loan Closing, including those charged by the Chinese bank.

Bridge Loan

Hanlong has also agreed to provide a $20.0 million Bridge Loan to the Company which will be available in two equal $10.0 million tranches.  On April 28, 2010, we drew down the first tranche in the amount of $10.0 million.  The second loan tranche became available five business days after receipt of stockholder approval and is subject to the satisfaction of customary conditions.  The first tranche of the Bridge Loan bears interest at LIBOR plus 2% per annum.  The second tranche of the Bridge Loan will bear interest at 10% per annum and remains undrawn by the Company as of December 31, 2010.

The Bridge Loan will be repaid from the proceeds of the Term Loan.  If Hanlong agrees, the second tranche may also be repaid, at the Company’s election, in shares of the Company’s common stock.  If paid in shares, the price would be the volume weighted average of the Company’s shares on the NYSE Amex for a five-day period after public announcement of the event that required repayment.  The Company may offset its right to receive the break fee against its obligations to repay borrowings under the Bridge Loan.  If not sooner repaid, the Bridge Loan will mature on the earliest of 120 days after the issuance of the ROD, the date on which the Purchase Agreement terminates, or March 31, 2012.  The Bridge Loan and our obligation to pay a break fee to Hanlong under the Purchase Agreement are secured by a pledge by us of a 10% interest in the LLC.

Stockholder Agreement

In connection with the Tranche 1 closing, Hanlong signed a Stockholder Agreement with the Company that limits Hanlong’s future acquisitions of our common stock, provides for designation of up to two directors to our Board, and places some restrictions on Hanlong’s voting and disposition of our shares.

After the Tranche 1 closing, Hanlong became entitled to nominate one director to our Board, which right will remain in place so long as it maintains at least a 10% fully diluted interest in the Company.  Hanlong nominated Hui (Steven) Xiao to serve on our Board, and he was appointed as a director in February 2011.  After the Tranche 2 closing, and so long as Hanlong retains fully-diluted stock ownership of at least 20%, Hanlong will be entitled to nominate a second director.  The Company has agreed to assure that each Hanlong nominee is included in the Board’s slate of nominees submitted to our stockholders, subject to the Board’s fiduciary obligations and compliance by the nominee with applicable law and Company requirements concerning disclosure of information.  The Hanlong nominees may also serve on committees for which they are eligible.  Following the Term Loan closing and until its guaranty has expired or otherwise been terminated, Hanlong will have the right to appoint one representative to the management committee of the LLC.

Hanlong has also agreed not to purchase additional shares, except as permitted by the Purchase Agreement, without the Company’s prior consent following the Tranche 1 closing, and has agreed that it will not solicit proxies, join a group with respect to our equity securities, solicit or encourage an offer from another person for the Company, call a meeting of the Company’s stockholders or make a proposal to the Company’s stockholders, except to the Board.  If our Board receives an offer for the Company, for its assets or a merger that the Board determines is in the best interests of the Company’s stockholders, Hanlong is required to vote in favor of such a transaction or tender its shares unless it proposes an alternative transaction that our Board determines is more favorable to our stockholders than the offer received.

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

The equity issuance of the Company’s common stock to Hanlong was subject to stockholder approval and was voted on and approved in connection with the Company’s annual meeting of stockholders in May 2010.

ArcelorMittal Participation

The Company’s November 2007 private placement of 8.257 million shares with ArcelorMittal, the world’s largest steel company, included certain anti-dilution rights.  Pursuant to those rights, ArcelorMittal had an option to participate in the Tranche 1 and Tranche 2 equity issuances.  On April 16, 2010, the Company and ArcelorMittal entered into a Consent and Waiver Agreement (the “Agreement”) whereby ArcelorMittal waived its anti-dilution rights with respect to the Company’s proposed issuance of stock under the Hanlong investment.  ArcelorMittal will retain anti-dilution rights for future issuances of Company stock outside of shares sold under the Hanlong investment.  According to public filings, on January 25, 2011, the boards of directors of ArcelorMittal S.A. and APERAM each approved the transfer of the assets comprising ArcelorMittal’s stainless and specialty steels businesses from its carbon steel and mining businesses to APERAM, a separate entity incorporated in the Grand Duchy of Luxembourg.  This transfer included the off-take agreement the Company had in place with ArcelorMittal and the shares of the Company’s common stock previously owned by ArcelorMittal.

Liquidity, Capital Resources and Capital Requirements

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Our total consolidated cash balance at December 31, 2010 was $53.6 million compared to $48.6 million at December 31, 2009.  The increase in our cash balances for the year ended December 31, 2010 was due primarily to proceeds from the sale of Tranche 1 equity to Hanlong of $40.0 million, $10.0 million advanced under the Bridge Loan, and $3.0 million from the exercise of outstanding warrants offset by development costs incurred of $14.1 million, deposits on property plant and equipment totaling $25.1 million, and general and administrative costs of $8.8 million.  Deposits on property, plant and equipment relate primarily to scheduled payments for long lead time equipment for the Mt. Hope Project.  See “— Contractual Obligations” below.  In addition, we received $19.1 million in early 2011 from the exercise of outstanding warrants.

Total assets as of December 31, 2010 increased to $273.2 million compared to $209.6 million as of December 31, 2009 primarily as a result of the cash received upon issuance of the Tranche 1 shares to Hanlong and proceeds from the draw down of the Tranche 1 bridge loan.

As discussed above under “— Permitting and Water Rights Update”, we currently anticipate the effectiveness of the ROD and the satisfaction of the other ROD Contribution Conditions to occur six to nine months after publication of the DEIS in the Federal Register, but circumstances beyond our control could cause the effectiveness of the ROD and / or the satisfaction of the other ROD Contribution Conditions to be delayed.

As discussed above under “— Securities Purchase Agreement with Hanlong (USA) Mining Investment Inc.”, we have signed a series of agreements with Hanlong that form the basis of a significant investment by Hanlong in the Company that is intended to provide the Company with adequate capital to develop the Mt. Hope Project.  On April 28, 2010, we drew down the first tranche of the bridge loan from Hanlong in the amount of $10.0 million.  On December 20, 2010, Hanlong completed the purchase of 12.5% of our fully-diluted shares, or approximately 11.8 million shares, for $40.0 million, or approximately $3.38 per share.

With our cash conservation plan, our non-equipment related cash requirements have declined to approximately $1 million per month.  Based on our current plan and expected timetable, we expect to make additional payments of approximately $2.0 million under milling process equipment orders through the end of 2011 and $14.0 million in 2012.  As additional financing becomes available and equipment procurement is restarted, agreements that were suspended or terminated will be renegotiated under current market terms and conditions, as necessary.  We paid $0.6 million in advance royalties in early 2011 as a result of the exercise of outstanding warrants.  Based on our Project Capital Estimate we estimate that $17.9 million remains unpaid related to the Construction Royalty Advance.  Based on the current estimate of raising capital and developing and operating the mine, we believe that 50%, or $9.0 million, of the LLC’s remaining Construction Royalty Advance will be paid on October 19, 2011.  The remaining 50% must be paid on or before October 19, 2012.  Accordingly, based on our current cash on hand and our cash conservation plan, the Company expects it will have adequate liquidity for operations through the year ended December 31, 2011 without accessing new sources of financing.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Our cash balance at December 31, 2009 was $48.6 million compared to $92.4 million at December 31, 2008.  The decrease in our cash balances for the year ended December 31, 2009 was due primarily to development costs incurred of $20.9 million, deposits on property plant and equipment totaling $11.5 million, and general and administrative costs of $9.7 million.  Deposits on property, plant and equipment relate primarily to scheduled payments for long lead time equipment for the Mt. Hope Project.

Total assets as of December 31, 2009 decreased to $209.6 million compared to $220.9 million as of December 31, 2008 primarily as a result the cash portion of the net loss for the year.

Results of Operations

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

For the year ended December 31, 2010 we had a consolidated net loss of $16.7 million compared with a net loss of $10.5 million in the same period for 2009.

For the year ended December 31, 2010 and 2009, exploration and evaluation expenses were $0.6 million and $0.8 million, respectively.  For the year ended December 31, 2010, the Liberty Property remained on a care and maintenance status, and, accordingly, the resulting exploration and evaluation expenses are considerably lower for the year.

For the year ended December 31, 2010 and 2009, general and administrative expenses were $10.9 million and $9.7 million, respectively.  For the year ended December 31, 2010 general and administrative costs were significantly higher than in 2009 as a greater amount of equity compensation was incurred as a result of the impact of increasing share prices on equity compensation plans and additional awards granted.

For the year ended December 31, 2010, writedowns of development and deposits was $5.0 million as a result of the Company’s relinquishment of a land lease held by the LLC in Eureka County, Nevada.  The LLC had invested $5.0 million in preliminary development costs for the property covered by the lease.  As a result of the relinquishment, these costs were written off by the Company.

Interest income was nil for the years ended December 31, 2010 and 2009 as a result of low interest rates and cash balances in both years.  Interest expense was $0.2 million and nil for the years ended December 31, 2010 and 2009 as a result of interest accrued on the bridge loan outstanding during 2010.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

For the year ended December 31, 2009 we had a net loss of $10.5 million compared with a net loss of $14.4 million in the same period for 2008.

For the year ended December 31, 2009 and 2008, exploration and evaluation expenses were $0.8 million and $5.7 million, respectively.  For the year ended December 31, 2008 we incurred exploration and evaluation costs on the Liberty Property as we completed a pre-feasibility study on the Liberty Property in April 2008.  For the year ended December 31, 2009 the Liberty Property was on a care and maintenance status, and, accordingly, the resulting exploration and evaluation expenses are considerably lower for the year.

For the year ended December 31, 2009 and 2008, general and administrative expenses were $9.7 million and $10.4 million, respectively.  For the year ended December 31, 2009 restructuring costs resulting from the implementation of our cash conservation plan are included in general and administrative expenses.  In March 2009 we incurred costs related to employee termination benefits totaling $0.8 million.

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

Off-Balance Sheet Arrangements

None.

Contractual Obligations

Our contractual obligations as of December 31, 2010 were as follows:

	Payments due by period (in millions)
Contractual obligations	Total	2011	2012 - 2014	2015 - 2016	2017 & Beyond
Long-Term Debt (Capital Lease) Obligations	$0.2	$0.1	$0.1	$—	$—
Operating Lease Obligations	0.5	0.3	0.2	—	—
Equipment Purchase Contracts	16.0	2.0	14.0	—	—
Advance Royalties and Deferral Fees	18.5	9.5	9.0	—	—
Provision for post closure reclamation and remediation	0.6	—	—	—	0.6
Total	$35.8	$11.9	$23.3	$—	$0.6

At December 31, 2010, we have a contract to purchase two electric shovels that is cancellable and has no firm schedule of payments.  We also have a non-binding letter of agreement on 24 haul trucks that establishes our priority for delivery.  Both agreements provide for the then current pricing using market indices upon initiation of an order.  We have active orders with varying stages of fabrication on milling process equipment comprised of two 230kV primary transformers and substation, a primary crusher, a semi-autogenous mill, two ball mills, and various motors for the mills.  We have suspended fabrication on 16 flotation cells, lime slaking equipment, hydrocyclones, and other smaller milling process equipment with the ability to re-initiate fabrication at any time.  We have completed negotiations with the manufacturer of two multi-hearth molybdenum roasters to terminate its fabrication of this equipment and receive finished goods of the partially completed order.  We plan to re-establish a new purchase order with this manufacturer as financing becomes available and equipment procurement is restarted under then current market terms and conditions.

The following table sets forth the LLC’s remaining cash commitments under purchase contracts at December 31, 2010, resulting from the re-negotiation and cancelation of certain Purchase Contracts as discussed above (in millions).

Period	Cash Commitments Under Equipment Purchase Contracts as of December 31, 2010
1st Quarter 2011	$1.0
2nd Quarter 2011	0.7
3rd Quarter 2011	0.3
4th Quarter 2011	—
Total 2011	2.0
2012	14.0
2013	—
2014	—
Total	$16.0

Cash commitments under purchase contracts consist of $16.0 million under milling process equipment orders.  Based on our current plan, we expect to make additional payments of approximately $2.0 million under these milling process equipment orders through the end of 2011, and $14.0 million in 2012.  As financing becomes available and equipment procurement is restarted, agreements that were suspended or terminated will be renegotiated under the then current market terms and conditions, as necessary.

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

Stock-Based Compensation

We account for stock-based compensation in accordance with authoritative guidance for Share-Based Payments.  Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period.  Determining the fair value of share-based awards at the grant date requires judgment, including estimating expected dividends and estimating the amount of share-based awards that are expected to be forfeited.  If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

Contingently Redeemable Noncontrolling Interest

On January 1, 2009, we adopted Financial Accounting Standards Board (“FASB”) issued authoritative guidance related to Noncontrolling Interests in Consolidated Financial Statements, the provisions of which, among others, require the recognition of a noncontrolling interest (previously referred to as minority interest), as a component of equity in the consolidated financial statements and separate from the parent’s equity for all periods presented. In addition, the amount of net income or loss attributable to the noncontrolling interest is included in net income or loss on the face of the consolidated statement of operations.    Under GAAP, certain noncontrolling interests in consolidated entities meet the definition of mandatorily redeemable financial instruments if the ability to redeem the interest is outside of the control of the consolidating entity.  As described in Note 1, the LLC Agreement permits POS-Minerals the option to put its interest in the LLC to Nevada Moly upon a change of control, as defined in the LLC Agreement, followed by (i) failure to begin full construction at the LLC by the Company or the surviving entity before December 31, 2010, or (ii) failure to use standard mining industry practice in connection with development and operation of the project as contemplated by the parties for a period of twelve months after December 31, 2010.  As such, the contingently redeemable noncontrolling interest has continued to be shown as a separate caption between liabilities and equity (mezzanine section).  The carrying value of the contingently redeemable noncontrolling interest of POS-Minerals reflects the investment of the noncontrolling interest, less losses attributable to the interest.

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

In order to better manage commodity price risk and to seek to reduce the negative impact of fluctuations in prices, we will seek to enter into long term supply contracts.  On December 28, 2007, we entered into a molybdenum supply agreement with ArcelorMittal that provides for ArcelorMittal to purchase 6.5 million pounds of molybdenum per year, plus or minus 10%, once the Mt. Hope Project commences commercial operations at minimum specified levels. The supply agreement provides for a floor price along with a discount for spot prices above the floor price and expires five years after the commencement of commercial production at the Mt. Hope Project.  Both the floor and threshold levels at which the percentage discounts change are indexed to a producer price index. On April 16, 2010, ArcelorMittal and the Company entered into an extension molybdenum supply agreement, providing ArcelorMittal with a five-year option to make effective an agreement to purchase from the Company 3.0 million pounds of molybdenum per year for 10 years following the expiration of the initial supply agreement.  The additional optional off-take will be priced in alignment with the Company’s existing supply agreements.  In order for ArcelorMittal to exercise this option and make the extension agreement effective, ArcelorMittal must have beneficial ownership of more than 11.1 million shares of Company common stock on or prior to April 15, 2015.  According to public filings, on January 25, 2011, the boards of directors of ArcelorMittal S.A. and APERAM each approved the transfer of the assets comprising ArcelorMittal’s stainless and specialty steels businesses from its carbon steel and mining businesses to APERAM, a separate entity incorporated in the Grand Duchy of Luxembourg.  This transfer included the off-take agreement the Company had in place with ArcelorMittal and the shares of the Company’s common stock previously owned by ArcelorMittal.

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

On March 4, 2010, the Company entered into a molybdenum supply agreement (“Hanlong Agreement”) with Hanlong.  The Hanlong Agreement requires Hanlong to purchase all the Company’s share of the Mt. Hope molybdenum production above that necessary for the Company to meet its existing supply commitments until the expiration of those commitments.  After the expiration of the existing supply agreements, until the original schedule maturity date of the Term Loan, or if the Company elects not to enter into the Term Loan, 14 years after commencement of commercial production, Hanlong must annually purchase the greater of 16 million pounds or 70% of the Company’s share of Mt. Hope production.  Following the original scheduled maturity date of the Term Loan, or if the Company elects not to enter into the Term Loan, 14 years after commencement of commercial production from the Mt. Hope Mine, Hanlong must purchase a percentage of the Company’s share of Mt. Hope production equal to 2.5 times Hanlong’s fully diluted percentage ownership of our common stock.  Subject to certain exceptions, the Hanlong Agreement will terminate once Hanlong’s fully-diluted ownership percentage falls below 5%.  As long as Hanlong continues to guarantee the Term Loan, the Hanlong Agreement will not terminate even if Hanlong’s ownership falls below 5%.  If the cause of Hanlong’s ownership falling below 5% is a change of control of the Company or a dilutive transaction in which Hanlong does not have the right to participate, the Hanlong Agreement will not terminate and Hanlong will be obligated to continue to purchase a percentage of the Company’s share of Mt. Hope production equal to 2.5 times Hanlong’s fully-diluted percentage ownership of the Company as it existed immediately prior to such change of control or dilutive transaction.  If the Company elects not to enter into the Term Loan, and the second loan tranche does not close, Hanlong’s obligation to purchase the Company’s share of Mt. Hope production in each of the periods described above will be half of the obligations described above.  Twenty-five percent of the production Hanlong receives will be sold at a floor price per pound subject to adjustment similar to the ArcelorMittal and SeAH Agreements above.  The remaining 75% of the production Hanlong receives will be sold with reference to spot moly prices less a small discount.

All four long term supply agreements provide for supply only after commercial production levels are achieved, and no provisions require the Company to deliver product or make any payments if commercial production is never achieved, or declines in later periods and have floor prices ranging from $13.50 to $14.25 per pound and incremental discounts above the floor price.  The agreements require that monthly shortfalls be made up only if the Company’s portion of Mt. Hope production is available for delivery, after POS-Minerals has taken its share.  In no event do these requirements to make up monthly shortfalls become obligations of the Company if production does not meet targeted levels.

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

Interest Rate Risk

As of December 31, 2010, we had a balance of cash and cash equivalents of $53.6 million.  Interest rates on short term, highly liquid investments have not changed materially since December 31, 2009 and continue to be 1% or less on an annualized basis.  Our debt agreements have interest rates which are tied to the London Interbank Offered Rate (“LIBOR”) plus a percentage.  Any significant rise in the LIBOR rate during the course of our debt agreements may affect our ability to service the debt.

ITEM 8.                    FINANCIAL STATEMENTS

GENERAL MOLY, INC.
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

CONTENTS

Report of Independent Registered Public Accounting Firm	49
Financial Statements:
Consolidated Balance Sheets as of December 31, 2010 and December 31, 2009	50
Consolidated Statements of Operations for the twelve months ended December 31, 2010, December 31, 2009 and December 31, 2008 and for the period from inception of Exploration Stage until December 31, 2010	51
Consolidated Statements of Cash Flows for the twelve months ended December 31, 2010, December 31, 2009 and December 31, 2008 and for the period from inception of Exploration Stage until December 31, 2010	52
Consolidated Statements of Equity as of December 31, 2010, December 31, 2009, December 31, 2008, December 31, 2007, and January 1, 2002 (inception of Exploration Stage)	54
Notes to Consolidated Financial Statements	56

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of General Moly, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows and equity present fairly, in all material respects, the financial position of General Moly, Inc. and its subsidiaries (a development stage company) at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 and, cumulatively, for the period from January 1, 2002 (date of inception) to December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Item 9: Report of Management on internal control over financial reporting. Our responsibility is to express opinions on these consolidated financial statements and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/PricewaterhouseCoopers LLP

Denver, Colorado

March 2, 2011

GENERAL MOLY, INC.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	As of December 31, 2010	As of December 31, 2009
ASSETS:
CURRENT ASSETS
Cash and cash equivalents	$53,571	$48,614
Deposits, prepaid expenses and other current assets	148	179
Total Current Assets	53,719	48,793
Mining properties, land and water rights	133,093	101,190
Deposits on project property, plant and equipment	68,363	42,648
Restricted cash held for electricity transmission	12,005	12,286
Restricted cash held for reclamation bonds	1,133	1,133
Non-mining property and equipment, net	1,045	553
Debt issuance costs	887	—
Other assets	2,994	2,994
TOTAL ASSETS	$273,239	$209,597

LIABILITIES, CONTINGENTLY REDEEMABLE NONCONTROLLING INTEREST AND EQUITY:
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$4,138	$3,799
Accrued advance royalties	9,500
Current portion of long term debt	194	163
Total Current Liabilities	13,832	3,962
Provision for post closure reclamation and remediation costs	571	586
Deferred gain	215	100
Other liabilities	12,950	—
Long term debt, net of current portion	10,481	268
Total Liabilities	38,049	4,916

COMMITMENTS AND CONTINGENCIES — NOTE 10	—	—

CONTINGENTLY REDEEMABLE NONCONTROLLING INTEREST	98,753	99,761

EQUITY
Common stock, $0.001 par value; 200,000,000 shares authorized, 85,353,473 and 72,437,538 shares issued and outstanding, respectively	85	72
Additional paid-in capital	234,517	187,290
Accumulated deficit before exploration stage	(213)	(213)
Accumulated deficit during exploration and development stage	(97,952)	(82,229)
Total Equity	136,437	104,920
TOTAL LIABILITIES, CONTINGENTLY REDEEMABLE NONCONTROLLING INTEREST AND EQUITY	$273,239	$209,597

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOLY, INC.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended			January 1, 2002 (Inception of Exploration Stage) to
	December 31, 2010	December 31, 2009	December 31, 2008	December 31, 2010
REVENUES	$—	$—	$—	$—
OPERATING EXPENSES:
Exploration and evaluation	623	806	5,670	38,133
Writedowns of development and deposits	5,038	—	—	5,038
General and administrative expense	10,919	9,703	10,436	59,905
TOTAL OPERATING EXPENSES	16,580	10,509	16,106	103,076
LOSS FROM OPERATIONS	(16,580)	(10,509)	(16,106)	(103,076)
OTHER INCOME/(EXPENSE):
Interest and dividend income	13	31	1,692	4,041
Interest expense	(164)	—	—	(164)
TOTAL OTHER INCOME/(EXPENSE), NET	(151)	31	1,692	3,877
LOSS BEFORE INCOME TAXES	(16,731)	(10,478)	(14,414)	(99,199)
Income Taxes	—	—	—	—
CONSOLIDATED NET LOSS	$(16,731)	$(10,478)	$(14,414)	$(99,199)
Less: Net loss attributable to contingently redeemable noncontrolling interest	1,008	239	—	1,247
NET LOSS ATTRIBUTABLE TO GENERAL MOLY, INC.	$(15,723)	$(10,239)	$(14,414)	$(97,952)
Basic and diluted net loss attributable to General Moly per share of common stock	$(0.22)	$(0.14)	$(0.21)
Weighted average number of shares outstanding— basic and diluted	72,987	72,226	70,216

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOLY, INC.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended			January 1, 2002 (Inception of Exploration Stage) to
	December 31, 2010	December 31, 2009	December 31, 2008	December 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,731)	$(10,478)	$(14,414)	$(99,199)
Adjustments to reconcile net loss to net cash used by operating activities:
Services and expenses paid with common stock	—	—	—	1,990
Repricing of warrants	965	—	—	965
Writedowns of development and deposits	5,038	378	—	5,416
Depreciation and amortization	335	344	295	1,232
Interest expense	164	—	—	164
Equity compensation for employees and directors	1,641	1,474	2,457	15,099
Decrease (increase) in deposits, prepaid expenses and other	31	147	168	(56)
Decrease (increase) in restricted cash held for electricity transmission	281	259	(12,545)	(12,005)
Increase (decrease) in accounts payable and accrued liabilities	93	(3,305)	(764)	3,458
(Decrease) increase in post closure reclamation and remediation costs	(15)	(145)	219	362
Net cash used by operating activities	(8,198)	(11,326)	(24,584)	(82,574)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for the purchase of equipment	(124)	(100)	(481)	(1,548)
Purchase of securities	—	—	—	(137)
Purchase and development of mining properties, land and water rights	(14,074)	(20,879)	(47,389)	(108,707)
Deposits on property, plant and equipment	(25,058)	(11,527)	(31,009)	(68,084)
Proceeds from option to purchase agreement	115	100	—	215
Increase in restricted cash held for reclamation bonds	—	—	(356)	(642)
Cash provided by sale of marketable securities	—	—	—	246
Net cash used by investing activities	(39,141)	(32,406)	(79,235)	(178,657)

GENERAL MOLY, INC.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended			January 1, 2002 (Inception of Exploration Stage) to
	December 31, 2010	December 31, 2009	December 31, 2008	December 31, 2010
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock, net of issuance costs	43,103	99	20,575	208,307
Proceeds from debt	10,000	—	—	10,000
Cash proceeds from POS-Minerals Corporation	—	—	100,000	100,000
Cash paid to POS-Minerals Corporation for purchase price adjustment	—	—	(2,994)	(2,994)
Decrease (increase) in restricted cash — Eureka Moly, LLC	—	13,915	(13,915)	—
Net increase in leased assets	80	—	—	330
(Increase) in debt issuance costs	(887)	—	—	(887)
Net cash provided by financing activities:	52,296	13,884	103,910	314,756
Net increase (decrease) in cash and cash equivalents	4,957	(29,848)	91	53,525
Cash and cash equivalents, beginning of period	48,614	78,462	78,371	46
Cash and cash equivalents, end of period	$53,571	$48,614	$78,462	$53,571
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Equity compensation capitalized as development	$1,121	$950	$2,325	$6,200
Restricted cash held for reclamation bond acquired in an acquisition	—	—	—	491
Post closure reclamation and remediation costs and accounts payable assumed in an acquisition	—	—	—	263
Common stock and warrants issued for property and equipment	—	—	—	1,586
Accrued portion of deposits on property, plant and equipment	657	—	—	657
Accrued portion of advance royalties	18,450	—	—	18,450
Accrued portion of payments to the Agricultural Sustainability Trust	4,000	—	—	4,000

The accompanying notes are an integral part of these consolidated financial statements

GENERAL MOLY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except number of shares and per share amounts)

	Common Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance, January 1, 2002	3,140,469	$4	$442	$(2)	$(213)	$231
Issuance of Common Stock
For directors’ fees	460,000	—	79	—	—	79
For cash at $8.50 per share	8,256,699	8	70,174	—	—	70,182
Purchase options for management and administrative fees	—	—	11	—	—	11
For services, administration, mineral rights, water rights and expenses at between $0.11 and $6.15 per share	1,127,379	—	1,739	—	—	1,739
For exercise of warrants for cash	435,000	—	348	—	—	348
Issuance of Units of Common Stock and Warrants:
For expenses and property at between $0.40 and $1.46 per unit	1,400,000	2	1,635	—	—	1,637
For cash at between $0.15 and $3.40 per unit	34,404,365	34	62,360	—	—	62,394
Units and warrants for finders fee	170,550	—	2,042	—	—	2,042
Cost of offerings including cash costs of $3,783	—	—	(5,815)	—	—	(5,815)
Stock Options:
Exercised between $0.11 and $2.74 per share	3,039,463	3	1,286	—	—	1,289
Cashless exercise of stock options	1,369,851	2	(2)	—	—	—
Issued pursuant to stock awards	415,000	1	32	—	—	33
Returned due to pricing errors on stock option exercise	(38,998)	—	—	—	—	—
Stock based compensation	—	—	11,150	—	—	11,150
Stock Warrants:
Issued for services at $1.07 per warrant	—	—	80	—	—	80
Exercised between $0.40 and $3.75 per share	10,099,744	10	13,770	—	—	13,780
Cashless exercise of warrants	1,851,862	2	(2)	—	—	—
Unrealized Losses on marketable securities	—	—	—	2	—	2
Additional paid in capital from shareholder	—	—	499	—	—	499
Net loss for the years ended December 31, 2002 through 2007	—	—	—	—	(57,576)	(57,576)
Balances, December 31, 2007	66,131,384	66	159,828	—	(57,789)	102,105

GENERAL MOLY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except number of shares and per share amounts)

	Common Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Stock Warrants:
Exercised between $0.80 and $5.20 per share	4,437,523	4	20,256	—	—	20,260
Cashless exercise of warrants	126,596	—	—	—	—	—
Stock Options:
Exercised between $0.11 and $6.93 per share	462,000	1	383	—	—	384
Cashless exercise of stock options	278,796	—	—	—	—	—
Issued pursuant to stock awards	416,347	1	(70)	—	—	(69)
Stock based compensation	—	—	4,782	—	—	4,782
Net loss for the year ended December 31, 2008	—	—	—	—	(14,414)	(14,414)
Balances, December 31, 2008	71,852,646	72	185,179	—	(72,203)	113,048
Issuance of Units of Common Stock :
Issued pursuant to stock awards	484,892	—	—	—	—	—
Stock Options:
Exercised between $0.44 and $2.10 per share	100,000	—	100	—	—	100
Stock based compensation	—	—	2,011	—	—	2,011
Net loss for the year ended December 31, 2009	—	—	—	—	(10,239)	(10,239)
Balances, December 31, 2009	72,437,538	72	187,290	—	(82,442)	104,920
Stock Warrants:
Exercised at $3.75 per share	812,500	1	3,046	—	—	3,047
Cashless Exercise of Warrants	59,770	—	—	—	—	—
Repricing of warrants	—	—	965	—	—	965
Stock Options:
Exercised at $2.80 per share	20,000	—	57	—	—	57
Cashless exercise of options	24,074	—	—	—	—	—
Stock based compensation	—	—	2,723	—	—	2,723
Issuance of Units of Common Stock :
Issued for cash at $3.38 per share	11,843,341	12	39,988	—	—	40,000
Issued pursuant to stock awards	156,250	—	448	—	—	448
Net loss for the year ended December 31, 2010	—	—	—	—	(15,723)	(15,723)
Balances, December 31, 2010	85,353,473	$85	$234,517	$—	$(98,165)	$(136,437)

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

Pursuant to the terms of the LLC Agreement, POS-Minerals made its first and second cash contributions to the LLC totaling $100.0 million during the year ended December 31, 2008 (“Initial Contributions”).  Additional amounts will be due from POS-Minerals within 15 days after the date (“ROD Contribution Date”) that specified conditions (“ROD Contribution Conditions”) have been satisfied.  The ROD Contribution Conditions are the receipt of major operating permits for the project, that the ROD from the BLM for the Project has become effective, and any administrative or judicial appeals with respect thereto are final.  We are currently targeting the effectiveness of the ROD and the satisfaction of the other ROD Contribution Conditions to occur six to nine months after publication of the DEIS in the Federal Register, but circumstances beyond our control, including reviewing agency delays or requests for additional information or studies, and requests for review or appeals of the BLM decision, could cause the effectiveness of the ROD and/or the satisfaction of the other ROD Contribution Conditions to be delayed.

To maintain its 20% interest in the LLC, POS-Minerals will be required to make an additional $56.0 million contribution plus its 20% share of all Mt. Hope Project costs incurred from the Closing Date to the ROD Contribution Date within 15 days after the ROD Contribution Date.  If POS-Minerals does not make its additional $56.0 million contribution when due after the ROD Contribution Date, its interest will be reduced to 10%.

In addition, if commercial production at the Mt. Hope Project is not achieved by December 31, 2011 for reasons other than a force majeure event, the LLC may be required to return to POS-Minerals $36.0 million of its contributions to the LLC, with no corresponding reduction in POS-Minerals’ ownership percentage.  Based on our current plan and assuming POS-Minerals has made its additional $56.0 million contribution, a payment to POS-Minerals of $36.0 million will be due 20 days after the commencement of commercial production, as defined in the LLC Agreement.  If POS-Minerals does not make its additional $56.0 million contribution when due, no return of contributions is required by us.  Our wholly-owned subsidiary and 80% owner of the LLC, Nevada Moly, LLC (“Nevada Moly”), is obligated under the terms of the LLC Agreement to make capital contributions to fund the return of contributions to POS-Minerals, if required.  If Nevada Moly does not make these capital contributions, POS-Minerals has an election to either make a secured loan to the LLC to fund the return of contributions, or receive an additional interest in the LLC of approximately 5%.  In the latter case, our interest in the LLC is subject to dilution by a percentage equal to the ratio of 1.5 times the amount of the unpaid contributions over the aggregate amount of deemed capital contributions (as determined under the LLC Agreement) of both parties to the LLC (“Dilution Formula”).  At December 31, 2010, the aggregate amount of deemed capital contributions of both parties was $880.0 million.

Furthermore, the LLC Agreement permits POS-Minerals to put its interest in the LLC to Nevada Moly after a change of control of Nevada Moly or the Company, as defined in the LLC Agreement, followed by a failure to use standard mining industry practice in connection with development and operation of the Project as contemplated by the parties for a period of twelve consecutive months.  If POS-Minerals puts its interest, Nevada Moly or the transferee or surviving entity would be required to purchase the interest for 120% of POS-Minerals’ contributions to the LLC plus 10% interest per annum.

The Initial Contributions of $100.0 million that were made by POS-Minerals during 2008 were expended by the second quarter of 2009 in accordance with the program and budget requirements of the Mt. Hope Project.  Nevada Moly is required, pursuant to the terms of the LLC Agreement, to advance funds required to pay costs for the development of the Mt. Hope Project that exceed the Initial Contributions until the ROD Contribution Date, at which point the contributions described above to be made by POS-Minerals will be applied to reimburse us for POS-Minerals’ share of such development costs.  All costs incurred after the ROD Contribution Date will be allocated and funded pro rata based on each party’s ownership interest.  POS-Minerals’ share of such development costs amounted to approximately $34.0 million as of December 31, 2010.  The interest of a party in the LLC that does not make its pro rata capital contributions to fund costs incurred after the ROD Contribution Date is subject to dilution based on the Dilution Formula.

NOTE 2 — LIQUIDITY AND CAPITAL REQUIREMENTS AND RESTRUCTURING

Our consolidated cash balance at December 31, 2010 was $53.6 million compared to $48.6 million at December 31, 2009.  The cash needs for the development of the Mt. Hope Project require that we or the LLC finalize significant financing in addition to the capital contributions to be received from POS-Minerals.

The anticipated sources of financing described below, combined with funds anticipated to be received from POS-Minerals in order to retain its 20% share, provide substantially all of our currently planned funding required to construct and place the Mt. Hope Project into commercial production.  Funding requirements for working capital needs beyond the capital costs of the Mt. Hope Project will require additional resources.  There can be no assurance that the Company will be successful in raising additional financing in the future on terms acceptable to the Company or at all.

Securities Purchase Agreement with Hanlong (USA) Mining Investment Inc.

On March 4, 2010, we signed a Securities Purchase Agreement (the “Purchase Agreement”) with Hanlong (USA) Mining Investment, Inc. (“Hanlong”), an affiliate of Sichuan Hanlong Group, a large privately held Chinese company.  The Purchase Agreement and the related agreements described below form the basis of a significant investment by Hanlong in the Company that is intended to provide the Company with adequate capital to develop the Mt. Hope Project.  The Purchase Agreement provides for the sale to Hanlong of shares of our common stock in two tranches that will aggregate 25% of our outstanding stock on a fully diluted basis.  The average price per share, based on the anticipated number of shares to be issued, is $2.88 for an aggregate price of $80.0 million.  The share issuance is part of a larger transaction that includes the commitment by Hanlong to use its commercially reasonable efforts to procure a $665.0 million bank loan for the Company (the “Term Loan”) from a prime Chinese bank that will be guaranteed by an affiliate of Hanlong, a $20.0 million bridge loan (the “Bridge Loan”) from Hanlong to the Company, and a long-term molybdenum supply off-take agreement pursuant to which a Hanlong affiliate will agree to purchase a substantial part of the molybdenum production from the Mt. Hope Project at specified prices.

The Purchase Agreement

Stock Purchase.  The Purchase Agreement provides, subject to terms and conditions of the Purchase Agreement, for the purchase by Hanlong for an aggregate price of $80.0 million, of approximately 27.6 million shares of our common stock which will equal 25% of our outstanding common stock on a fully-diluted basis following the purchase, or approximately 38.3% of our outstanding common stock at the time the transaction was announced.  Fully diluted is defined as all of our outstanding common stock plus all outstanding options and warrants, whether or not currently exercisable.

On July 30, 2010, the Company and Hanlong executed an amendment to the Purchase Agreement extending the deadline for obtaining Chinese government approvals by two months to October 13, 2010, as well as extending the Company’s deadline for publishing its Draft Environmental Impact Statement (“DEIS”) and receiving its Record of Decision (“ROD”) to February 28, 2011 and November 30, 2011, respectively.  Hanlong received Chinese government approvals for equity investment from the National Development and Reform Commission and the Ministry of Commerce (“MOFCOM”) on October 8, 2010 and October 12, 2010, respectively.  Hanlong filed the MOFCOM approval with the State Administration of Foreign Exchange on October 12, 2010, fulfilling Hanlong’s Chinese government approval obligations.

On October 26, 2010, the Company and Hanlong executed an amendment to the Purchase Agreement setting the closing of Hanlong’s purchase of the first tranche of equity in the Company on December 20, 2010.  The parties agreed that the publication of the Mt. Hope Project’s DEIS was no longer a condition precedent to Hanlong’s first tranche equity investment.  Timely publication of the DEIS does, however, remain a requirement of the entire agreement, and, in conjunction with this amendment, the required date for DEIS publication has been extended to May 31, 2011 from February 28, 2011.  See “Break Fees” below for additional discussion on the potential penalties incurred if DEIS publication occurs after May 31, 2011.

On December 20, 2010, Hanlong completed the purchase of 12.5% of our fully-diluted shares, or approximately 11.8 million shares (“Tranche 1”) for $40.0 million, or approximately $3.38 per share, following satisfaction of certain conditions, including receipt of stockholder approval of the equity issuances in connection with the transaction, receipt of necessary Chinese government approvals for certain portions of the transaction, assurances from Hanlong as to the availability of the Term Loan, approval of the shares for listing on the NYSE Amex and absence of certain defaults.

The second tranche (“Tranche 2”), which is anticipated to involve the purchase of approximately 15.8 million additional shares, will be for a purchase price of an additional $40.0 million, or approximately $2.53 per share.  The actual number of shares and price per share will be adjusted for any change in the number of fully diluted shares before the closing of Tranche 2.  Significant conditions to the closing of Tranche 2 include issuance of the ROD for the Mt. Hope Project by the BLM, approval of the plan of operations for the Mt. Hope Project (the “POO”) by the United States Bureau of Land Management (“BLM”), and the completion of documentation for and satisfaction of conditions precedent to lending under the Term Loan, described below.  The Purchase Agreement may be terminated by either party (provided the terminating party is not in default) if the closing of Tranche 2 has not occurred by December 31, 2011, subject to extension under some circumstances to March 31, 2012.

Hanlong will have the right to purchase a portion of any additional shares of common stock that we issue so that it can maintain its percentage ownership unless its ownership is at the time below 5%.  It may also acquire additional shares so that it maintains a 20% indirect interest in the Mt. Hope Project if our interest in the LLC is reduced below 80%.  If we issue shares to fund our obligation to fund the Mt. Hope Project under certain circumstances, and on or before the date of commercial production, and Hanlong exercises its rights to maintain its percentage interest, we will be obligated to refund to Hanlong the cost of such shares over a three-year period up to an aggregate of $9.0 million.

Break Fees.  A break fee is payable by both the Company and Hanlong if the Purchase Agreement terminates because of the failure of certain conditions.  A break fee of $10.0 million is payable to the Company if the Purchase Agreement is terminated because Hanlong fails to obtain necessary Chinese government approvals or to give its assurances about the availability of the Term Loan.  The Company has agreed to pay $5 million to Hanlong if the conditions concerning our stockholder approval, the publication of the DEIS or the ROD are not timely satisfied or waived and the Purchase Agreement is terminated.  The Company break fees may be increased by $5.0 million if the Purchase Agreement is terminated and the Company has violated the “no-shop” provisions of the Purchase Agreement.  The break fees may also be increased in other circumstances not to exceed an additional $3.0 million if the Company requests and Hanlong grants certain extensions of deadlines concerning the DEIS, and up to an additional $2.0 million if the Company requests and Hanlong grants certain extensions concerning the ROD.  Further to the break fees, the Company must pay a $2.0 million fee to Hanlong at the granting of an extension concerning the ROD, and such fee will be credited against the arrangement fee described below.  The break fee payable by the Company to Hanlong may be paid in cash, or, in certain circumstances, in shares of our common stock at our option.  If paid in shares, the price would be the volume weighted average of our common stock on the NYSE Amex for the five days ending six days after the announcement of the termination.

Chinese Bank Loan.  Pursuant to the Purchase Agreement, Hanlong is obligated to use its commercially reasonable efforts to procure the Term Loan in an amount of at least $665.0 million with a term of at least 14 years after commercial production begins at the Mt. Hope Project.  The Term Loan will bear interest at a rate of LIBOR plus a spread of between 2% and 4% per annum.  The Purchase Agreement provides that the Term Loan will have customary covenants and conditions; however, the terms of the Term Loan have not been negotiated with the lender and we have no assurance as to the final terms of the Term Loan.  Hanlong or an affiliate is obligated to guarantee the Term Loan.  When funds can be drawn by the Company under the Term Loan, the Company will pay a $15.0 million arrangement fee to Hanlong who will pay fees and expenses associated with the Term Loan before the Term Loan Closing, including those charged by the Chinese bank.

Bridge Loan

Hanlong has also agreed to provide a $20.0 million Bridge Loan to the Company which will be available in two equal $10.0 million tranches.  On April 28, 2010, we drew down the first tranche in the amount of $10.0 million.  The second loan tranche became available five business days after receipt of stockholder approval and is subject to the satisfaction of customary conditions.  The first tranche of the Bridge Loan bears interest at LIBOR plus 2% per annum.  The second tranche of the Bridge Loan will bear interest at 10% per annum and remains undrawn by the Company as of December 31, 2010.  The Bridge Loan will be repaid from the proceeds of the Term Loan.  If Hanlong agrees, the second tranche may also be repaid, at the Company’s election, in shares of the Company’s common stock.  If paid in shares, the price would be the volume weighted average of the Company’s shares on the NYSE Amex for a five-day period after public announcement of the event that required repayment.  The Company may offset its right to receive the break fee against its obligations to repay borrowings under the Bridge Loan.  If not sooner repaid, the Bridge Loan will mature on the earliest of 120 days after the issuance of the ROD, the date on which the Purchase Agreement terminates, or March 31, 2012.  The Bridge Loan and our obligation to pay a break fee to Hanlong under the Purchase Agreement are secured by a pledge by us of a 10% interest in the LLC.

Stockholder Agreement

In connection with the Tranche 1 closing, Hanlong signed a Stockholder Agreement with the Company that limits Hanlong’s future acquisitions of our common stock, provides for designation of up to two directors to our Board, and places some restrictions on Hanlong’s voting and disposition of our shares.

After the Tranche 1 closing, Hanlong became entitled to nominate one director to our Board, which right will remain in place so long as it maintains at least a 10% fully diluted interest in the Company.  Hanlong nominated Hui (Steven) Xiao to serve on our Board, and he was appointed as a director in February 2011.  After the Tranche 2 closing, and so long as Hanlong retains fully-diluted stock ownership of at least 20%, Hanlong will be entitled to nominate a second director.  The Company has agreed to assure that each Hanlong nominee is included in the Board’s slate of nominees submitted to our stockholders, subject to the Board’s fiduciary obligations and compliance by the nominee with applicable law and Company requirements concerning disclosure of information.  The Hanlong nominees may also serve on committees for which they are eligible.  Following the Term Loan closing and until its guaranty has expired or otherwise been terminated, Hanlong will have the right to appoint one representative to the management committee of the LLC.

Hanlong has also agreed not to purchase additional shares, except as permitted by the Purchase Agreement, without the Company’s prior consent following the Tranche 1 closing, and has agreed that it will not solicit proxies, join a group with respect to our equity securities, solicit or encourage an offer from another person for the Company, call a meeting of the Company’s stockholders or make a proposal to the Company’s stockholders, except to the Board.  If our Board receives an offer for the Company, for its assets or a merger that the Board determines is in the best interests of the Company’s stockholders, Hanlong is required to vote in favor of such a transaction or tender its shares unless it proposes an alternative transaction that our Board determines is more favorable to our stockholders than the offer received.

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

The equity issuance of the Company’s common stock to Hanlong was subject to stockholder approval and was voted on and approved in connection with the Company’s annual meeting of stockholders in May 2010.

Cash Conservation Plan

The Company continues to operate under a cash conservation plan implemented in March 2009 designed to reduce expenditures and conserve cash in order to maximize financial flexibility.

The Company has purchase orders for two types of equipment; milling process equipment and mining equipment.  Most equipment orders for the custom-built grinding and other milling process equipment will be completed by the manufacturers and stored.  The grinding and milling process equipment require the longest lead times and maintaining these orders is critical to the Company’s ability to rapidly restart the Mt. Hope Project development.  The Company has completed final negotiations with other equipment manufacturers to suspend or terminate fabrication of other milling equipment and to determine the equipment fabrication costs incurred to date, storage costs, and the expecting timing of restarting fabrication.

Based on our current plan, expected timetable, and the results of such negotiations, we expect to make additional payments of approximately $2.0 million under milling process equipment orders through the end of 2011, with the majority of such spending concentrated in the first half of the year, and $14.0 million in 2012.  As financing becomes available and equipment procurement is restarted, agreements that were suspended or terminated will be renegotiated under new market terms and conditions, as necessary.  For the gyratory crusher, SAG and ball mills and related electric mill drives, and some other long-lead equipment, we will own the equipment upon final payments that have occurred throughout 2009, during 2010, and into early 2011.  This strategy should allow for a rapid restart of the Mt. Hope Project development upon BLM approval for publication of the DEIS, which will initiate the restart of engineering.

Some orders for mining equipment have been cancelled, and discussions with the remaining suppliers to either cancel or suspend existing agreements are complete.  Once financing becomes available, the Company anticipates placing orders for this mining equipment.

The cash conservation plan has reduced our total cash utilization for general administrative and overhead expenses to approximately $1.0 million per month, inclusive of maintenance costs at the Liberty Property.  Based on our current cash on hand and our cash conservation plan, the Company expects it will have adequate liquidity for operations, as modified, through the end of 2011 without accessing new sources of financing.  Engineering efforts, approximately 60% complete, have been largely suspended pending the completion of financing and approval of the DEIS.  Some engineering that is critical for permitting or project restart readiness, has continued at a slower pace.  We plan to restart procurement and engineering efforts during 2011 as key milestones in the permitting process are reached.

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

Accounting Method

Our financial statements are prepared using the accrual basis of accounting in accordance with GAAP.  With the exception of the LLC, all of our subsidiaries are wholly owned.  In February 2008, we entered into the agreement which established our ownership interest in the LLC at 80%.  At December 31, 2010, the consolidated financial statements include all of our wholly owned subsidiaries and the LLC.  The POS-Minerals contributions attributable to their 20% interest are shown as Contingently Redeemable Noncontrolling Interest on the Consolidated Balance Sheet.  For the year ended December 31, 2010 the LLC had net operating expenses of $5.0 million and, accordingly, the net loss attributable to contingently redeemable noncontrolling interest is reflected separately on the Consolidated Statement of Operations.

Reclassification of Prior Period Amounts

Certain prior period amounts have been reclassified to conform to the current period presentation.

Contingently Redeemable Noncontrolling Interest (“CRNCI”)

On January 1, 2009, we adopted Financial Accounting Standards Board (“FASB”) issued authoritative guidance related to Noncontrolling Interests in Consolidated Financial Statements, the provisions of which, among others, require the recognition of a noncontrolling interest (previously referred to as minority interest), as a component of equity in the consolidated financial statements and separate from the parent’s equity for all periods presented. In addition, the amount of net income or loss attributable to the noncontrolling interest is included in net income or loss on the face of the consolidated statement of operations.    Under GAAP, certain noncontrolling interests in consolidated entities meet the definition of mandatorily redeemable financial instruments if the ability to redeem the interest is outside of the control of the consolidating entity.  As described in Note 1, the LLC Agreement permits POS-Minerals the option to put its interest in the LLC to Nevada Moly upon a change of control, as defined in the LLC Agreement, followed by (i) failure to begin full construction at the LLC by the Company or the surviving entity before December 31, 2010, or (ii) failure to use standard mining industry practice in connection with development and operation of the project as contemplated by the parties for a period of twelve months after December 31, 2010.  As such, the CRNCI has continued to be shown as a separate caption between liabilities and equity (mezzanine section).  The carrying value of the CRNCI reflects the investment of the noncontrolling interest, less losses attributable to the interest.

Estimates

The process of preparing consolidated financial statements requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses.  Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements.  Accordingly, upon settlement, actual results may differ from estimated amounts.

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company’s cash equivalent instruments are classified within Level 1 of the fair value hierarchy established by FASB guidance for Fair Value Measurements because they are valued based on quoted market prices in active markets.  These cash instruments included $50.0 million in U.S. Treasury securities at December 31, 2010.

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

Basic and Diluted Net Loss Per Share

Net loss per share was computed by dividing the net loss attributable to General Moly, Inc. by the weighted average number of shares outstanding during the period.   The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  Outstanding warrants to purchase 6,263,209, 7,455,434 and 7,455,434 and shares of common stock, options to purchase 2,658,323, 3,071,656 and 3,855,490 shares of common stock, and unvested stock awards totaling 421,726, 217,694 and 185,000 at December 31, 2010, 2009 and 2008, respectively, and 912,461 and 36,349 shares under Stock Appreciation Rights (“SARs”) at December 31, 2010 and 2009, respectively, were not included in the computation of diluted loss per share for the years ended December 31, 2010, 2009 and 2008, respectively, because to do so would have been anti-dilutive.  Therefore, basic loss per share is the same as diluted loss per share.

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

Depreciation and Amortization

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Property and equipment are depreciated using the following estimated useful lives: field equipment — four to ten years; office furniture, fixtures; and equipment — five to seven years; vehicles — three to five years; leasehold improvements — three years; residential trailers — ten to twenty years; and buildings and improvements — ten to twenty seven and one-half years.  At December 31, 2010 and 2009, accumulated depreciation and amortization was $1.0 and $0.6 million, respectively, of which $0.7 and $0.4 million, respectively, was capitalized.

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

Estimates of such liabilities are based upon currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of inflation and other societal and economic factors, and include estimates of associated legal costs.  These amounts also reflect prior experience in remediating contaminated sites, other companies’ clean-up experience and data released by the United States Environmental Protection Agency (“EPA”) or other organizations.  Such estimates are by their nature imprecise and can be expected to be revised over time because of changes in government regulations, operations, technology and inflation.  Recoveries are evaluated separately from the liability. When recovery is assured, the Company records and reports an asset separately from the associated liability.

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

Comprehensive Loss

For the years ended December 31, 2010, 2009 and 2008, respectively, the Company’s comprehensive loss was equal to the respective net loss for each of the years presented.

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

Pursuant to the terms of the lease, as amended, the underlying total royalty on production payable to MHMI, less certain deductions, is three and one-half percent for a molybdenum price up to $12 per pound, four and one-half percent for a molybdenum price up to $15 per pound, and five percent for a molybdenum price above $15 per pound (“Production Royalties”).  The LLC is subject to certain periodic payments as set forth in Note 10 “Commitments and Contingencies.”  Additionally, the LLC is obligated to pay Exxon Mineral Company a one percent net smelter royalty on all production.

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

In March 2006 we purchased a portion of the Liberty Property,  an approximately ten square mile property in Nye County, Nevada, including water rights, mineral and surface rights, buildings and certain equipment from High Desert Winds LLC (“High Desert”) pursuant to a purchase agreement.  At closing, we paid High Desert a cash payment of $4.5 million for the portion of the Liberty Property that we purchased and made an additional payment of $1.0 million in November of 2006 for the purchase of the remaining portion of High Desert’s interest in this property for the total purchase price of $5.5 million including buildings and equipment at the Liberty site.  The primary purpose of the Liberty purchase was to further the Company’s strategy of exploring and developing other potential molybdenum properties.

At December 31, 2006, the Liberty Property was subject to a 12 percent royalty payable with respect to the net revenues generated from molybdenum or copper minerals removed from the properties purchased.  In January 2007, we completed the acquisition of all of the issued and outstanding shares of the corporation that held the 12 percent net smelter royalty interest in the mineral rights of the Liberty Property and, as a result of this purchase, we now own the Liberty Property and all associated mineral rights.  We paid approximately $3.7 million in cash at closing, net of cash acquired of $1.2 million.  At first commercial production of the property, we have agreed to pay an additional $6.0 million.  Because we cannot determine beyond a reasonable probability that the mine will attain commercial production, the Company has not recognized the $6.0 million liability in its financial statements.  In connection with the acquisition, we also received restricted cash totaling $0.5 million and assumed reclamation and remediation costs, accounts payable and accrued liabilities of $0.3 million.

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

Other Properties.  We also have mining claims and land purchased prior to 2006 which consist in part of (a) approximately 107 acres of fee simple land in the Little Pine Creek area of Shoshone County, Idaho, (b) six patented mining claims known as the Chicago-London group, located near the town of Murray in Shoshone County, Idaho, (c) 265 acres of private land with three unpatented claims in Josephine County, Oregon, known as the Turner Gold project, and (d) an undivided 50% interest in the reserved mineral rights known as the Margaret Property and 105 unpatented mining claims comprising the Red Bonanza Property, situated in the St. Helens Mining District, Skamania County, Washington.

Summary.  The following is a summary of mining properties, land and water rights at December 31, 2010 and 2009 (in thousands):

	At December 31, 2010	At December 31, 2009
Mt. Hope Project:
Development costs	$89,602	$76,985
Mineral, land and water rights	10,253	10,253
Advance Royalties	22,600	3,300
Total Mt. Hope Project	122,455	90,538
Total Liberty Property	9,749	9,763
Other Properties	889	889
Total	$133,093	$101,190

On June 26, 2009, the Company and Josephine Mining Corp. (“JMC”), a privately-owned Canadian company whose president is a related party to one of the Company’s Board members, entered into an Option to Purchase Agreement for the Company’s Turner Gold property, a multi-metallic property located in Josephine County, Oregon. The Company acquired the property in 2004. JMC paid $0.1 million upon entering into the agreement, which allows JMC certain exploratory rights through the option period. Each option is non-refundable. The $0.1 million has been recorded as a deferred gain pending completion of the purchase. An additional $0.3 million installment payment was due December 26, 2010, and the final installment payment of $1.6 million is due on or before December 26, 2011.  Each installment payment under the Option to Purchase Agreement is optional, but is non-refundable once made. If JMC makes all three of the installment payments, ownership of the Turner Gold property will transfer to JMC upon the final payment. The Company has also retained a Production Royalty of 1.5% of all net smelter returns on future production from the property.  The book value of the Company’s investment in the Turner Gold property is approximately $800,000.

On December 21, 2010, the Company and JMC executed an amendment to the original agreement allowing JMC to extend the payment date for the second installment payment by making a $15,000 payment on or before December 26, 2010 and paying the sum of $285,000 on or before January 25, 2011.  JMC remitted the remaining $285,000 to the Company in January 2011 in full payment of the second installment, allowing them to retain the option on the Turner Gold Property through December 26, 2011.

On March 8, 2010, the Company and Ascot USA, Inc. (“Ascot”), a Washington corporation, entered into an Option to Purchase Agreement for the Company’s Margaret property, an undivided 50% interest in the reserved mineral rights and all of the Company’s interest in the 105 unpatented mining claims comprising the Red Bonanza Property, situated in the St. Helens Mining District, Skamania County, Washington. The Company acquired the property in 2004. Ascot paid $0.1 million upon entering into the agreement, which allows Ascot certain exploratory rights through the option period. Each option is non-refundable. The $0.1 million has been recorded as a deferred gain pending completion of the purchase. An additional $0.3 million installment payment is due June 8, 2011, and the final installment payment of $1.6 million is due on or before June 8, 2012. Each installment payment under the Option to Purchase Agreement is optional, but is non-refundable once made. If Ascot makes all three of the installment payments, ownership of the Margaret property will transfer to Ascot upon the final payment. The Company has also retained a Production Royalty of 1.5% of all net smelter returns on future production from the property.  The Company has no book value in the Margaret property.  It was determined in 2005 that the Margaret property did not represent a feasible project.  All costs associated with the project were expensed at that time.

Restricted Cash held for Electricity Transmission

Eureka Moly has pre-paid $12.0 million into an escrow arrangement for electricity transmission services.  The amount represents security on a transmission contract that will provide power to the Mt. Hope Project, and is accounted for as restricted cash. All amounts escrowed are to be returned to the Company on December 1, 2015 in the event that electricity transmission at the Mt. Hope Project has not commenced or at the time the agreement is cancelled by the Company.

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

The LLC had planned to develop housing on the lease after receipt of the ROD.  The relinquishment will make the land available for more rapid housing development by the Nevada Rural Housing Authority and the County.  The LLC had invested approximately $5.0 million in preliminary development costs for the property covered by the relinquished lease.  As a result of the relinquishment, the Company incurred a charge of $5.0 million in the third quarter of 2010, of which $1.0 million is attributable to our noncontrolling interest.  In addition, the County returned a $0.1 million cash deposit to the Company.

NOTE 5 — COMMON STOCK UNITS, COMMON STOCK AND COMMON STOCK WARRANTS

Year ended December 31, 2010

During the year ended December 31, 2010, options representing 20,000 shares and warrants representing 812,500 shares were exercised for cash in the amount of $0.1 and $3.0 million, respectively.  We issued 59,770 shares of common stock upon the cashless exercise of warrants, 24,074 shares of common stock upon the cashless exercise of options and 156,250 shares of common stock pursuant to stock awards.

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

The following is a summary of common stock warrant activity for each of the three years ended December 31, 2010:

	Number of Shares Under Warrants	Exercise Price
Balance at December 31, 2007	12,080,457	$0.80 to $10.00
Exercised for cash	(4,437,523)	0.80 to $5.20
Exercised in cashless exchange	(187,500)	3.75
Balance at December 31, 2008	7,455,434	$3.75 to $10.00
Activity for the year ended December 31, 2009	—	—
Balance at December 31, 2009	7,455,434	$3.75 to $10.00
Exercised for cash	(812,500)	3.75
Exercised in cashless exchange	(379,725)	3.75
Balance at December 31, 2010 (1)	6,263,209	$3.66 to $5.00
Weighted average exercise price	$3.95

(1)          See discussion below related to repricing of warrants during 2010 resulting in a change in the exercise price from $3.75 to $3.66 and $10.00 to $5.00.

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

On December 21, 2010, the Company amended and restated warrants issued to Coghill to purchase 4.3 million shares of the Company’s common stock issued in connection with a February 2006 private placement to reduce the price of the warrants from $3.75 per share to $3.66 per share provided that the warrants were exercised on or before January 3, 2011.  The incremental cost of the reissued warrants is $0.4 million, which was recorded as expense in the fourth quarter of 2010.  The warrants remain exercisable at any time and expire February 14, 2011.  On January 3, 2011, Coghill exercised the warrants for $15.6 million.

Of the warrants outstanding at December 31, 2010, 5,263,209 are exercisable at $3.75 per warrant.  The remaining 1,000,000 are exercisable at $5.00 per share once General Moly has received financing necessary for the commencement of commercial production at the Mt. Hope Project and will expire one year afterwards.  As of February 14, 2011, 933,209 of the warrants outstanding at December 31, 2010 were exercised at $3.75 per warrant 4,250,000 were exercised at $3.66 per warrant, and 80,000 warrants were exercised in a cashless exchange resulting in $19.1 million in cash proceeds to the Company, inclusive of the $15.6 million received from Coghill.

Pursuant to our Certificate of Incorporation, we are authorized to issue 200,000,000 shares of $0.001 par value common stock.  All shares have equal voting rights, are non-assessable and have one vote per share.  Voting rights are not cumulative and therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

NOTE 6 — PREFERRED STOCK

Pursuant to our Certificate of Incorporation we are authorized to issue 10,000,000 shares of $0.001 per share par value preferred stock.  The authorized but unissued shares of preferred stock may be issued in designated series from time to time by one or more resolutions adopted by the board of directors.  The directors have the power to determine the preferences, limitations and relative rights of each series of preferred stock.  At December 31, 2010 and 2009, no shares of preferred stock were issued or outstanding.  On March 5, 2010, the Board adopted a stockholder rights plan.  Under the plan, each common stockholder of the Company at the close of business on March 5, 2010 received a dividend of one right for each share of the Company’s common stock held of record on that date.  Each right entitles the holder to purchase from the Company, in certain circumstances, one one-thousandth of a share of newly-create Series A junior participating preferred stock of the Company for an initial purchase price of $15.00 per share.

Subject to certain exceptions, if any person becomes the beneficial owner of 20% or more of the Company’s common stock, each right will entitle the holder, other than the acquiring person, to purchase Company common stock or common stock of the acquiring person having a value of twice the exercise price.  In addition, if there is a business combination between the Company and the acquiring person, or in certain other circumstances, each right that is not previously exercised will entitle the owner (other than the acquiring person) to purchase shares of common stock (or an equivalent equity interest) of the acquiring person at one-half the market price of those shares.

NOTE 7 — EQUITY INCENTIVES

In 2006, the Board and shareholders of the Company approved the 2006 Equity Incentive Plan (“2006 Plan”) that replaced the 2003 Equity Incentive Plan (“2003 Plan”).  In May 2010, our shareholders approved an amendment to the 2006 Plan increasing the number of shares that may be issued under the plan by 4,500,000 shares to 9,600,000 shares.  The 2006 Plan authorizes the Board, or a committee of the Board, to issue or transfer up to an aggregate of 9,600,000 shares of common stock (inclusive of the 430,000 shares carried over from the 2003 Plan), of which 4,198,798 remain available for issuance.  Awards under the 2006 Plan may include incentive stock options, non-statutory stock options, restricted stock units, restricted stock awards, and SARs.  At the option of the Board, SARs may be settled with cash, shares, or a combination of cash and shares.  The Company settles the exercise of other stock-based compensation with newly issued common shares.

Stock-based compensation cost is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes option pricing model and is recognized as compensation ratably on a straight-line basis over the requisite vesting/service period.  As of December 31, 2010, there was $2.6 million of total unrecognized compensation cost related to share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.8 years.

Stock Options and Stock Appreciation Rights

All stock options and stock appreciation rights (“SARs”) are approved prior to or on the date of grant.  Stock options and SARs are granted at an exercise price equal to or greater than the Company’s closing stock price on the date of grant.  Both award types vest over a period of zero to three years with a contractual term of five years after vesting.  The Company estimates the fair value of stock options and SARs using the Black-Scholes valuation model.  Key inputs and assumptions used to estimate the fair value of stock options and SARs include the grant price of the award, expected option term, volatility of the Company’s stock, the risk-free rate and the Company’s dividend yield.  The following table presents the weighted-average assumptions used in the valuation and the resulting weighted-average fair value per option or SAR granted:

For the Year Ended December 31:	2010	2009	2008
Expected Life *	3.5 to 5.5 years	3.5 to 5.5 years	3.5 to 5.5 years
Interest Rate	0.67% to 2.58%	0.3% to 1.8%	1.74% to 3.49%
Volatility **	90.0% to 95.48%	93.0% to 122.93%	85% to 90%
Dividend Yields	—	—	—
Weighted Average Fair Value of Stock Options Granted During the Year	$—	$0.95	$5.79
Weighted Average Fair Value of Stock Appreciation Rights Granted During the Year	$3.45	$0.56	$1.05

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

***The interest rate and volatility used by the Company in calculating stock compensation expense represent the values in effect at the date of grant for all awards.  These values are periodically updated for stock appreciation rights which may be settled in cash to reflect the current market conditions.

At December 31, 2010, the aggregate intrinsic value of outstanding and exercisable (fully vested) options and SARs was $5.4 million and had a weighted-average remaining contractual term of 2 years.  The total intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008 was nil, $0.2 million and $0.6 million, respectively.

Restricted Stock Units and Stock Awards

Grants of restricted stock units and stock awards (“Stock Awards”) have been made to Board members, officers, and employees.  Stock Awards have been granted as performance based, earned over a required service period, or to Board members and the Company Secretary without any service requirement.  Time based grants for officers and employees generally vest and stock is received without restriction to the extent of one-third of the granted stock for each year following the date of grant.  Also, time based grants were offered to certain employees in connection with the cash conservation plan and vested over a period of approximately 19 months.  Performance based grants are recognized as compensation based on the probable outcome of achieving the performance condition.  Past compensation for Stock Awards issued to members of the Board of Directors that vested over time were recognized over the vesting period of one to two years.  Stock Awards issued to Board members and the Company Secretary that are fully vested at the time of issue are recognized as compensation upon grant of the award.

The compensation expense recognized by the Company for Stock Awards is based on the closing market price of the Company’s common stock on the date of grant.  For the years ended December 31, 2010, 2009 and 2008 the weighted-average grant-date fair value for Stock Awards was $3.99, $2.26 and $7.06, respectively.

Summary of Equity Incentive Awards

The following table summarizes activity under the Plans during the year ended December 31, 2010:

	Stock Options		SARs		Stock Awards
	Weighted Average Exercise Price	Number of Shares Under Option	Weighted Average Strike Price	Number of Shares Under Option	Weighted Average Grant Price	Number of Shares
Balance at January 1, 2010	$5.53	3,071,656	$1.55	528,006	$4.36	678,135
Awards Granted	—	—	5.19	395,666	3.99	373,192
Awards Exercised or Earned	2.79	(70,000)	—	—	4.29	(238,025)
Awards Forfeited	11.45	(26,667)	4.35	(7,117)	2.34	(12,910)
Awards Expired	6.93	(316,666)	4.35	(4,094)	—	—
Balance at December 31, 2010	$5.38	2,658,323	$3.09	912,461	$4.24	800,392

Exercisable at December 31, 2010	$5.16	2,373,321	$1.94	204,520

A summary of the status of the nonvested awards as of December 31, 2010 and changes during the year ended December 31, 2010 is presented below.

	Stock Options		SARs		Stock Awards
	Weighted Average Fair Value	Number of Shares Under Option	Weighted Average Fair Value	Number of Shares Under Option	Weighted Average Fair Value	Number of Shares
Balance at January 1, 2010	$5.00	441,665	$4.09	491,657	$4.36	678,135
Awards Granted	—	—	3.45	395,666	4.79	216,942
Awards Vested or Earned	5.67	(129,996)	$3.18	(172,265)	7.02	(81,775)
Awards Forfeited	8.09	(26,667)	3.60	(7,117)	2.34	(12,910)
Balance at December 31, 2010	$4.40	285,002	$4.06	707,941	$4.24	800,392

Compensation Cost Recognized and Capitalized Related to Equity Incentives

Summary of Compensation Cost Recognized and Capitalized related to Equity Incentives for the Year Ended December 31 (in thousands):	2010	2009	2008
Stock Options	$154	$1,389	$3,900
SARs
Performance based	23	—	—
Vesting over time	1,243	470	7
Forfeitures related to restructuring	—	(567)	—
Stock Awards:
Performance based	12	—	(167)
Vesting over time	821	487	92
Board of Directors and Secretary	509	644	950
Total	$2,762	$2,423	$4,782
Included in:
Capitalized as Development	1,121	950	2,325
Expensed	1,641	1,473	2,457
	$2,762	$2,423	$4,782

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

NOTE 8 — CHANGES IN CONTINGENTLY REDEEMABLE NONCONTROLLING INTEREST

	Activity for Year Ended
Changes in Contingently Redeemable Noncontrolling Interest (Dollars in thousands)	December 31, 2010	December 31, 2009
Total Contingently Redeemable Noncontrolling Interest December 31, 2009, & 2008, respectively	$99,761	$100,000
Less: Net Loss Attributable to Contingently Redeemable Noncontrolling Interest	(1,008)	(239)
Total Contingently Redeemable Noncontrolling Interest December 31, 2010, & 2009, respectively	$98,753	$99,761

NOTE 9 — INCOME TAXES

At December 31, 2010 and 2009 we had deferred tax assets principally arising from the net operating loss carry forwards for income tax purposes multiplied by an expected rate of 35%. As management of the Company cannot determine that it is more likely than not that we will realize the benefit of the deferred tax assets, a valuation allowance equal to the net deferred tax asset has been established at December 31, 2010 and 2009. The significant components of the deferred tax asset at December 31, 2010 and 2009 were as follows (in thousands):

	December 31, 2010	December 31, 2009
Operating loss carry forward	$110,306	$92,086
Unamortized exploration expense	11,572	10,899
Fixed asset depreciation	(37)	(105)
Deductible stock based compensation	2,275	902
Deductible temporary difference	$124,116	$103,782
Taxable temporary difference - development costs	(41,917)	(32,502)
Net deductible temporary difference	$82,199	$71,280
Deferred tax asset	$28,770	$24,948
Deferred tax asset valuation allowance	$(28,770)	$(24,948)
Net deferred tax asset	$—	$—

At December 31, 2010 and 2009 we had net operating loss carry forwards of approximately $110.3 million and $92.1 million, respectively, which expire in the years 2017 through 2030.  The change in the allowance account from December 31, 2009 to December 31, 2010 was $3.8 million and the change between December 31, 2009 and December 31, 2008 was $3.3 million.

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

The Mt. Hope Lease Agreement requires a royalty advance (“Construction Royalty Advance”) of 3% of certain construction capital costs, as defined in the Mt. Hope Lease.  The LLC is obligated to pay a portion of the Construction Royalty Advance each time capital is raised for the Mt. Hope Project based on 3% of the expected capital to be used for those certain construction capital costs defined in the lease.  Through December 31, 2010, we have paid $4.2 million of the total Construction Royalty Advance.  We paid an additional $0.6 million in early 2011 as a result of the exercise of outstanding warrants.  Based on our Project Capital Estimate we estimate that $17.9 million remains unpaid related to the Construction Royalty Advance.  Based on the current estimate of raising capital and developing and operating the mine, we believe that 50%, or $9.0 million, of the LLC’s remaining Construction Royalty Advance will be paid on October 19, 2011.  The remaining 50% must be paid on or before October 19, 2012.

Once the Construction Royalty Advance has been paid in full, the LLC is obligated to pay an advance royalty (“Annual Advance Royalty”) each October 19 thereafter in the amount of $0.5 million per year.  The Construction Royalty

Advance and the Annual Advance Royalty are collectively referred to as the “Advance Royalties.”  All Advance Royalties are credited against the MHMI Production Royalties (as hereinafter defined) once the mine has achieved commercial production.  After the mine begins production, the LLC estimates that the Production Royalties will be in excess of the Annual Advance Royalties for the life of the project and, further, the Construction Royalty Advance will be fully recovered (credited against MHMI Production Royalties) by the end of 2015.

Deposits on project property, plant and equipment

At December 31, 2010, we have a contract to purchase two electric shovels that is cancellable and has no firm schedule of payments.  We also have a non-binding letter of agreement on 24 haul trucks that establishes our priority for delivery.  Both agreements provide for the then current pricing using market indices upon initiation of an order.  We have active orders with varying stages of fabrication on milling process equipment comprised of two 230kV primary transformers and substation, a primary crusher, a semi-autogenous mill, two ball mills, and various motors for the mills.  We have suspended fabrication on 16 flotation cells, lime slaking equipment, hydrocyclones, and other smaller milling process equipment with the ability to re-initiate fabrication at any time.  We have completed negotiations with the manufacturer of two multi-hearth molybdenum roasters to terminate its fabrication of this equipment and receive finished goods of the partially completed order.  We plan to re-establish a new purchase order with this manufacturer as financing becomes available and equipment procurement is restarted under then current market terms and conditions.

The following table sets forth the LLC’s cash commitments under mining and milling equipment contracts (collectively, “Purchase Contracts”) at December 31, 2010 (in millions):

Year	As of December 31, 2010
2011	$2.0
2012	14.0
2013	—
2014	—
Total (1)	$16.0

Obligations under capital and operating leases

We have contractual obligations under capital and operating leases that will require a total of $0.7 million in payments over the next three years.  Assets under capital lease relate to light vehicles leased by the Company for use in operations.  Operating leases consist primarily of rents on office facilities and office equipment.  Our expected payments are $0.4 million, $0.2 million and $0.1 million for the years ended December 31, 2011, 2012 and 2013, respectively.  We incurred charges of $0.3 million as of December 31, 2010 in amortization on assets under capital lease.

Creation of Agricultural Sustainability Trust

On August 19, 2010, the LLC entered into an agreement with the Eureka Producers’ Cooperative (the “EPC”) whereby Eureka Moly will fund a Sustainability Trust (the “Trust”) in exchange for the cooperation of the EPC with respect to Eureka Moly’s water rights and permitting of the Mt. Hope Project.  The Trust will be tasked with developing and implementing programs that will serve to enhance the sustainability and well-being of the agricultural economy in the Diamond Valley Hydrographic Basin through reduced water consumption, which may include the Trust purchasing and relinquishing water rights in Diamond Valley to help bring the Diamond Valley basin into a more sustainable water balance.  The Trust’s activities will be governed by a five member Board including one Eureka Moly representative.

The Trust may be funded by Eureka Moly in the amount of $4.0 million, contributed to the Trust over several years, contingent on the achievement of certain milestones.  The achievement of these milestones is considered to be probable as of December 31, 2010.  As such, the $4.0 million has been accrued in the Company’s December 31, 2010 financial statements.  At least 50% of the contributions would be provided upon receipt of all permits, full financing and the Company’s Board of Directors’ decision to proceed with construction.  The remaining payments would be split evenly with one payment due no later than 150 days from the commencement of commercial production at the Mt. Hope Project and the remaining payment due one year thereafter.

Permitting Considerations

In the ordinary course of business, mining companies are required to seek governmental permits for expansion of existing operations or for the commencement of new operations. The LLC will be required to obtain a Record of Decision from the BLM authorizing implementation of the Mt. Hope Project POO.  This approval can be obtained only after successful completion of the National Environmental Policy Act process of environmental evaluation, which incorporates substantial public comment.  The LLC will also need to obtain various state and federal permits including water protection, air quality, water rights and reclamation permits In addition to requiring permits for the development of the Mt Hope mine, we will need to obtain and modify various mining and environmental permits during the life of the project.  Obtaining, modifying, and renewing the necessary governmental permits is a complex and time-consuming process involving numerous jurisdictions and often involving public hearings and substantial expenditures.  The duration and success of our efforts to obtain, modify or renew permits will be contingent upon many variables, some of which are not within our control.  Increased costs or delays could occur, depending on the nature of the activity to be permitted and the interpretation of applicable requirements implemented by the permitting authority.   All necessary permits may not be obtained and, if obtained, may not be renewed, or the costs involved in each case may exceed those that we previously estimated.  It is possible that the costs and delays associated with compliance with such standards and regulations could become such that we would not proceed with the development or operation of the Mt Hope Mine.

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

NOTE 11—UNAUDITED SUPPLEMENTARY DATA

The following is a summary of selected quarterly financial information (unaudited):

	Q1	Q2	Q3	Q4
Year Ended December 31, 2010 (in thousands, except per share amounts)
Loss from operations	$(2,846)	$(3,165)	$(7,266)	$(3,303)
Other income	1	(36)	(60)	(56)
Net loss	(2,845)	(3.201)	(7,326)	(3,359)
Basic and diluted net loss per share	$(0.04)	$(0.04)	$(0.09)	$(0.05)

Year Ended December 31, 2009
Loss from operations	$(3,111)	$(2,890)	$(2,356)	$(2,152)
Other income	8	—	7	16
Net loss	(3,103)	(2,890)	(2,349)	(2,136)
Basic and diluted net loss per share	$(0.04)	$(0.04)	$(0.03)	$(0.03)

NOTE 12—SUBSEQUENT EVENTS

As disclosed in Note 5, on January 3, 2011, Coghill exercised their warrants for $15.6 million.  As of February 14, 2011, 5,183,209 of the warrants outstanding at December 31, 2010 were exercised at a weighted-average price of $3.68 per warrant and 80,000 warrants were exercised in a cashless exchange resulting in $19.1 million in cash proceeds to the Company.

As discussed in Note 4, on December 21, 2010, the Company and JMC executed an amendment to their original agreement allowing JMC to extend the payment date for the second installment payment by making a $15,000 payment on or before December 26, 2010 and paying the sum of $285,000 on or before January 25, 2011.  JMC remitted the remaining $285,000 to the Company in January 2011 in full payment of the second installment, allowing them to retain the option on the Turner Gold Property through December 26, 2011.

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

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management conducted its evaluation of the effectiveness of the Company’s internal controls over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.

The effectiveness of the Company’s assessment of internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

ITEM 9B.              OTHER INFORMATION

2010 Executive Incentive Pay ments

On February 25, 2011, the compensation committee of the Board and the Board approved the following incentive compensation for 2010 to our named executive officers as indicated below.

Executive	Title	Incentive Payment
Bruce D. Hansen	Chief Executive Officer	$111,375
David A. Chaput	Chief Financial Officer	$45,375
Robert I. Pennington	VP Engineering	$41,250
Lee M. Shumway	Controller and Treasurer	$32,175
R. Scott Roswell	Corporate Counsel — VP Human Resources	$12,251

In addition, the Board authorized the following incentive compensation for our named executive officers to be vested and payable on the events designated with respect to the Mt. Hope Project.

Executive	Release of Draft Environmental Impact Statement Proof	Publication of Draft Environmental Impact Statement	Issuance of Record of Decision By the BLM	Satisfaction of Conditions Precedent to the Initial Advance of the Project Finance Bank Loan
Bruce D. Hansen	$22,613	$33,919	$56,531	$113,063
David A. Chaput	$9,213	$13,819	$23,031	$46,063
Robert I. Pennington	$8,375	$12,563	$20,938	$41,875
Lee M. Shumway	$6,533	$9,799	$16,331	$32,663
R. Scott Roswell	2,487	$3,731	$6,218	$12,437

Separation and Release Agreement

On February 25, 2011, the compensation committee of the Board approved a Separation and Release Agreement between the Company and Gregory E. McClain, who has announced his intention to retire from the Company effective March 31, 2011.  In addition, Mr. McClain will receive $65,000 related to a performance incentive award, and a financing recognition award  for work in connection with the Hanlong transaction.  The Company also agreed to accelerate the vesting of the remaining 20,000 of Mr. McClain’s February, 2009 grant of stock appreciation rights from February 5, 2012, to his retirement date of March 31, 2011.  The arrangements with Mr. McClain are subject to his signing a definitive separation and release agreement and passage of statutory revocation periods.

PART III

ITEM 10.             DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding directors and executive officers of registrant is presented under the heading “Directors and Executive Officers” in our definitive proxy statement for use in connection with the 2011 Annual Meeting of Stockholders (“2010 Proxy Statement”) to be filed within 120 days after our fiscal year ended December 31, 2010, and is incorporated herein by this reference thereto.

Information regarding Section 16(a) beneficial ownership reporting compliance report is presented under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2011 Proxy Statement, and is incorporated herein by this reference thereto.  Information regarding our code of ethics is presented under the heading “Code of Business Conduct and Ethics” in our 2011 Proxy Statement, and is incorporated herein by reference thereto.  Information regarding our Audit Committee, Finance Committee and our Nominating Committee is presented under the heading “The Board of Directors, Board Committees and Director Independence” in our 2011 Proxy Statement, and is incorporated herein by reference thereto.

ITEM 11.                EXECUTIVE COMPENSATION

Information regarding executive compensation is presented under the heading “Executive Compensation” in our 2011 Proxy Statement, and is incorporated herein by this reference thereto.

ITEM 12.                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding certain information with respect to our equity compensation plans as of December 31, 2010 is set forth under the heading “Equity Compensation Plan Information” in our 2011 Proxy Statement, and is incorporated herein by this reference thereto.

Information regarding security ownership of certain beneficial owners and management is set forth under the heading “Voting Securities and Principal Holders” in our 2011 Proxy Statement, and is incorporated herein by this reference thereto.

ITEM 13.                CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions is presented under the heading “Certain Relationships and Related Transactions” in our 2011 Proxy Statement, and is incorporated herein by this reference thereto.

ITEM 14.                PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding principal accounting fees and services is presented under the headings “Audit Fees”, “Audit-Related Fees”, “Tax Fees”, and “All Other Fees” in our 2011 Proxy Statement, and is incorporated herein by this reference thereto.

PART IV

ITEM 15.                EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)                                  Financial Statements

See the Index to Consolidated Financial Statements included on page 44 for a list of the financial statements included in this Form 10-K.

(2)                                  Financial Statement Schedules

Financial statement schedules are omitted because they are not required or are not applicable.

(3)                                  Exhibits

Exhibit Number	Description

3.1†	Certificate of Incorporation (Filed as Exhibit 3.1 to our Current Report on Form 8-K filed on October 5, 2007.)
3.2†	Certificate of Designation of Series A Junior Participating Preferred Stock (Filed as Exhibit 3.1 to our Current Report on Form 8-K filed on March 5, 2010.)
3.3†	Amended and Restated Bylaws (Filed as Exhibit 3.2 to our Current Report on Form 8-K filed on March 5, 2010.)
4.1†	Form of Security Purchase Agreement in connection with the private placement completed February 15, 2006 (Filed as Exhibit 4.1 to our Current Report on Form 8-K filed on February 17, 2006.)
4.2†	Form of Common Stock Purchase Warrant in connection with the private placement completed February 15, 2006 (Filed as Exhibit 4.2 to our Current Report on Form 8-K filed on February 17, 2006.)
4.3†

Form of Common Stock Warrant Issued Pursuant to Placement Agent Agreement in connection with the private placement completed February 15, 2006 (Filed as Exhibit 4.3 to our Current Report on Form 8-K filed on February 17, 2006.)

4.4†	Rights Agreement, dated March 4, 2010, between the Company and Registrar and Transfer Company, as Rights Agent (Filed as Exhibit 4.1 to our Current Report on Form 8-K filed on March 5, 2010.)

Exhibit Number	Description
10.1†	Lease Agreement, dated October 17, 2005, between the Company and Mount Hope Mines, Inc. (Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on January 23, 2006.)
10.2†	Modification to Mount Hope Mines Lease Agreement, dated January 26, 2006 (Filed as Exhibit 10.11 to our Annual Report on Form 10-KSB filed on March 31, 2006.)
10.3†

Amendment to Lease Agreement, made effective as of November 20, 2007, between the Company and Mount Hope Mines, Inc. (Filed as Exhibit 10.3 to our Annual Report on Form 10-KSB filed on March 21, 2008.)

10.4†	Option to Lease, dated November 12, 2004, between the Company and Mount Hope Mines, Inc. (Filed as Exhibit 10.1 to our Annual Report on Form 10-KSB filed on April 6, 2005.)
10.5†	Stock Purchase Agreement, dated December 11, 2006, between the Company and Equatorial Mining Limited (Filed as Exhibit 10.17 to our Annual Report on Form 10-KSB filed on April 3, 2007.)
10.6†	Securities Purchase Agreement, dated as of November 19, 2007, between the Company and ArcelorMittal S.A. (Filed as Exhibit 10.6 to our Annual Report on Form 10-KSB filed on March 21, 2008.)
10.7†	Consent and Waiver Agreement, dated April 16, 2010, by and between the Company and ArcelorMittal S.A. (Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on April 19, 2010.)
10.8†+	Amended and Restated Employment Agreement, dated September 13, 2007, between the Company and Bruce D. Hansen (Filed as Exhibit 99.1 to our Current Report on Form 8-K filed on September 18, 2007.)
10.9†+

First Amendment to Amended and Restated Employment Agreement, dated effective as of January 1, 2009, between the Company and Bruce D. Hansen (Filed as Exhibit 10.8 to our Annual Report on Form 10-K filed on February 27, 2009)

10.10†+

Second Amendment to the Amended and Restated Employment Agreement, dated effective as of February 27, 2009, between the Company and Bruce D. Hansen (Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on March 5, 2009.)

10.11†+	Employment Agreement, dated as of April 25, 2007, between the Company and David Chaput (Filed as Exhibit 99.1 to our Current Report on Form 8-K filed on April 27, 2007.)
10.12†+

First Amendment to Employment Agreement, dated effective as of January 1, 2009, between the Company and David A. Chaput (Filed as Exhibit 10.10 to our Annual Report on Form 10-K filed on February 27, 2009.)

10.13†+

Second Amendment to the Employment Agreement, dated effective as of February 27, 2009, between the Company and David A. Chaput (Filed as Exhibit 10.2 to our Current Report on Form 8-K filed on March 5, 2009.)

10.14†+	Form of Indemnification Agreement (Filed as Exhibit 10.18 to our Current Report on Form 8-K filed on October 5, 2007.)
10.15†+	General Release and Settlement Agreement between the Company and Robert L. Russell entered into on October 1, 2007 (Filed as Exhibit 10.10 to our Annual Report on Form 10-KSB filed on March 21, 2008.)
10.16†+	Consulting and Advisory Agreement between the Company and Robert L. Russell entered into on October 1, 2007 (Filed as Exhibit 10.11 to our Annual Report on Form 10-KSB filed on March 21, 2008.)
10.17†+	Letter Agreement dated December 16, 2008, between the Company and Robert L. Russell (Filed as Exhibit 10.14 to our Annual Report on Form 10-K filed on February 27, 2009.)
10.18†+	2003 Stock Option Plan of the Company (Filed as Exhibit 4.1 to our General Form for Registration of Securities of Small Business Issuers on Form 10-SB/A filed on May 14, 2004)
10.19†+

Form of Stock Option Agreement under 2003 Stock Option Plan of the Company (Filed as Exhibit 4.2 to our General Form for Registration of Securities of Small Business Issuers on Form 10-SB/A filed on May 14, 2004)

10.20†+	First Amendment to 2003 Stock Option Plan of the Company, dated effective as of January 1, 2009 (Filed as Exhibit 10.17 to our Annual Report on Form 10-K filed on February 27, 2009.)
10.21†+	General Moly, Inc. 2006 Equity Incentive Plan, as Amended and Restated (Filed as Exhibit 10.1 to our Registration Statement on Form S-8 filed on May 21, 2010.)
10.22†+	Form of Stock Option Grant Notice and Agreement under 2006 Equity Incentive Plan of the Company (Filed as Exhibit 10.13 to our Annual Report on Form 10-KSB filed on April 3, 2007.)
10.23†+	Form of Restricted Stock Agreement under 2006 Equity Incentive Plan of the Company (Filed as Exhibit 10.14 to our Annual Report on Form 10-KSB filed on April 3, 2007.)
10.24†+	Form of Non-Employee Option Award Agreement (Filed as Exhibit 99.1 to our Registration Statement on Form S-8 filed on January 12, 2007.)
10.25†+	Form of Employee Stock Option Agreement (Filed as Exhibit 99.2 to our Registration Statement on Form S-8 filed on January 12, 2007.)
10.26†+	Form of Stock Appreciation Right Grant Notice and Agreement under the Company’s 2006 Equity Incentive Plan (Filed as Exhibit 10.3 to our Current Report on Form 8-K filed on March 5, 2009.)

Exhibit Number	Description
10.27†+	Form of Restricted Stock Unit Agreement under 2006 Equity Incentive Plan of the Company (Filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q Filed on October 29, 2010.)
10.28†*

Molybdenum Supply Agreement between General Moly and ArcelorMittal Purchasing SAS, dated as of December 28, 2007 Extension Molybdenum Supply Agreement, dated as of April 16, 2010, by and between the Company and ArcelorMittal S.A.

10.29†

Contribution Agreement between Nevada Moly, LLC, a wholly-owned subsidiary of the Company (“Nevada Moly”), Eureka Moly, LLC, and POS-Minerals Corporation (Filed as Exhibit 10.20 to our Quarterly Report on Form 10-Q filed on May 7, 2008.)

10.30†	Amended and Restated Limited Liability Company Agreement of Eureka Moly, LLC (Filed as Exhibit 10.20 to our Quarterly Report on Form 10-Q filed on May 7, 2008.)
10.31†

Amendment No. 1 to Limited Liability Company Agreement of Eureka Moly, LLC, dated as of October 28, 2008, between Nevada Moly, LLC and POS-Minerals Corporation (Filed as Exhibit 10.27 to our Annual Report on Form 10-K filed on February 27, 2009.)

10.32†

Amendment No. 2 to Limited Liability Company Agreement of Eureka Moly, LLC, dated as of January 20, 2010, between Nevada Moly, LLC and POS-Minerals Corporation (Filed as Exhibit 10.3 to our Current Report on Form 8-K filed on January 25, 2010.)

10.33†	Third Installment Election, dated as of March 3, 2010, between Nevada Moly, LLC and POS-Minerals Corporation (filed as Exhibit 10.4 to our Current Report on Form 8-K filed on March 5, 2010.)
10.34†

Guarantee and Indemnity Agreement, dated February 26, 2008, by POSCO Canada Ltd., in favor of Nevada Moly, LLC and the Company (Filed as Exhibit 10.20 to our Quarterly Report on Form 10-Q filed on May 7, 2008.)

10.35†*	Molybdenum Supply Agreement between the Company and SeAH Besteel Corporation, dated as of May 14, 2008 (Filed as Exhibit 10.25 to our Quarterly Report on Form 10-Q filed on August 4, 2008.)
10.36†*	Molybdenum Supply Agreement between the Company and Sojitz Corporation, dated as of August 8, 2008 (Filed as Exhibit 10.26 to our Quarterly Report on Form 10-Q filed on November 3, 2008.)
10.37†+	Employment Agreement, dated as of October 5, 2007, between the Company and Robert I. Pennington (Filed as Exhibit 10.33 to our Annual Report on Form 10-K filed on February 27, 2009.)
10.38†+

First Amendment to Employment Agreement, dated effective as of January 1, 2009, between the Company and Robert I. Pennington (Filed as Exhibit 10.34 to our Annual Report on Form 10-K filed on February 27, 2009.)

10.39†+	Employment Agreement, dated as of July 25, 2007, between the Company and Gregory E. McClain (Filed as Exhibit 10.35 to our Annual Report on Form 10-K filed on February 27, 2009.)
10.40†+

First Amendment to Employment Agreement, dated effective as of January 1, 2009, between the Company and Gregory E. McClain (Filed as Exhibit 10.36 to our Annual Report on Form 10-K filed on February 27, 2009.)

10.41†+

Change of Control Severance Agreement, dated effective as of April 23, 2009, between the Company and Robert Pennington (Filed as Exhibit 10.42 to our Quarterly Report on Form 10-Q filed on May 1, 2009.)

10.42†+

Change of Control Severance Agreement, dated effective as of April 23, 2009, between the Company and Gregory E. McClain (Filed as Exhibit 10.43 to our Quarterly Report on Form 10-Q filed on May 1, 2009.)

10.43†+	Form of Stay Bonus Agreement for Bruce D. Hansen, David A. Chaput, Robert I. Pennington and Gregory E. McClain (Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on May 12, 2009.)
10.44†+	Stay Bonus Agreement for Lee M. Shumway (Filed as Exhibit 10.48 to our Annual Report on Form 10-K filed on March 5, 2010.)
10.45†+	Employment Agreement, dated November 6, 2007, between the Company and Lee M. Shumway (Filed as Exhibit 10.49 to our Annual Report on Form 10-K filed on March 5, 2010.)

Exhibit Number	Description
10.46†+	Change of Control Severance Agreement, dated effective as of March 16, 2009, between the Company and Lee M. Shumway (Filed as Exhibit 10.50 to our Annual Report on Form 10-K filed on March 5, 2010.)
10.47†	Securities Purchase Agreement between the Company and Hanlong (USA) Mining Investment, Inc., dated March 4, 2010 (Filed as Annex B to our Definitive Proxy Statement filed on April 6, 2010.)
10.48†

Amendment No. 1 to Securities Purchase Agreement, dated July 30, 2010, between the Company and Hanlong (USA) Mining Investment, Inc. (Filed as Exhibit 10.1 to our Current Report on Form 10-Q for the quarter ended September 30, 2010.)

10.49†

Amendment No. 2 to Securities Purchase Agreement, dated as of October 26, 2010, between the Company and Hanlong (USA) Mining Investment, Inc. (Filed as Exhibit 10.3 to our Registration Statement on Form S-3 filed on November 23, 2010.)

10.50†

Stockholder Agreement, dated as of December 20, 2010, between the Company and Hanlong (USA) Mining Investment, Inc. (Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on December 21, 2010.)

10.51†	Bridge Loan Agreement between the Company and Hanlong Mining Investment, Inc., dated March 4, 2010 (Filed as Annex C to our Definitive Proxy Statement filed on April 6, 2010.)
10.52†	Amendment No. 1 to Bridge Loan Agreement, dated July 30, 2010 between the Company and Hanlong (USA) Mining Investment, Inc.
10.53†	Pledge Agreement between Nevada Moly, LLC and Hanlong (USA) Mining Investment, Inc., dated March 4, 2010 (Filed as Annex D to our Definitive Proxy Statement filed on April 5, 2010.)
10.54†*

Molybdenum Supply Agreement, dated as of March 4, 2010, by and among the Company and Nevada Moly, LLC, China Han Long Mining Development Limited and Hanlong (USA) Mining Investment, Inc. Stockholder Agreement between the Company and Hanlong (USA) Mining Investment, Inc. dated December 20, 2010 (Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on December 21, 2010.)

10.55†	Common Stock Purchase Warrant, dated April 16, 2010, issued to CCM Qualified Master Fund, Ltd. (Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on April 19, 2010.)
10.56†	Common Stock Purchase Warrant, dated April 16, 2010, issued to Coghill Capital Management, L.L.C. (Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on April 19, 2010.)
10.57†

Agreement to Reprice and Exercise Warrants between the Company and CCM Master Qualified Fund, Ltd. Dated December 21, 2010 (Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on January 5, 2011.)

10.58†

Agreement to Reprice and Exercise Warrants between the Company and CCM Special Holdings Fund, L.P. Dated December 21, 2010 (Filed as Exhibit 10.2 to our Current Report on Form 8-K filed on January 5, 2011.)

10.59†

Cooperation Agreement, dated August 10, 2010, by and between Eureka Moly, LLC and the Eureka Producers Cooperative (Filed as Exhibit 10.1 to our Current Report on Form 8-K/A, filed on August 26, 2010.)

10.60+	Employment Offer Letter dated August 17, 2010, by and between General Moly, Inc. and Scott Roswell (Filed herewith)
10.61+	Change of Control Severance Agreement, dated effective as of September 16, 2010, between the Company and Robert Scott Roswell (Filed herewith)
14.1†	Code of Conduct and Ethics of Idaho General Mines, Inc. adopted June 30, 2006 (Filed as Exhibit 14.1 to our Current Report on Form 8-K filed on July 7, 2006.)
16.1†	Letter from Williams & Webster, P.S. dated August 22, 2007 (Filed as Exhibit 16.1 to our Current Report on Form 8-K filed on August 23, 2007.)
21.1	Subsidiaries of General Moly, Inc. (Filed herewith)
23.1	Consent of PricewaterhouseCoopers LLP (Filed herewith)
31.1	Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a) (Filed herewith)
31.2	Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a) (Filed herewith)
32.1	Certification of CEO pursuant to Section 1350 (Furnished herewith)
32.2	Certification of CFO pursuant to Section 1350 (Furnished herewith)

†                  Previously filed as indicated and incorporated herein by reference.

+                 Management contract.

*                 Confidential treatment has been granted for certain portions of this exhibit, and such confidential portions have been separately filed with the Securities Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Lakewood, Colorado on March 2, 2011.

GENERAL MOLY, INC.

By:	/s/ Bruce D. Hansen
Name:	Bruce D. Hansen
Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Exchange Act, this report has been signed below on March 2, 2011, by the following persons, on behalf of the Registrant, and in the capacities indicated.

/s/ Bruce D. Hansen	Chief Executive Officer and Director
Bruce D. Hansen	(Principal Executive Officer)

/s/ David A. Chaput	Chief Financial Officer
David A. Chaput	(Principal Financial Officer)

/s/ Lee M. Shumway	Controller and Treasurer
Lee M. Shumway	(Principal Accounting Officer)

/s/ Patrick M. James	Chairman of the Board
Patrick M. James

/s/ Ricardo M. Campoy	Director
Ricardo M. Campoy

/s/ Mark A. Lettes	Director
Mark A. Lettes

/s/ Gary A. Loving	Director
Gary A. Loving

/s/ R. David Russell	Director
R. David Russell

/s/ Richard F. Nanna	Director
Richard F. Nanna

/s/ Gregory P. Raih	Director
Gregory P. Raih

/s/ Andrew G. Sharkey	Director
Andrew G. Sharkey

/s/ Hui (Steven) Xiao	Director
Hui (Steven) Xiao