Form 10-Q
period 2011-03-31
General Moly, Inc
filed 2011-05-02
CIK 1275229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The number of shares outstanding of issuer’s common stock as of April 28, 2011, was 90,739,304.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GENERAL MOLY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	March 31, 2011 (Unaudited)	December 31, 2010
ASSETS:
CURRENT ASSETS
Cash and cash equivalents	$64,226	$53,571
Deposits, prepaid expenses and other current assets	86	148
Total Current Assets	64,312	53,719
Mining properties, land and water rights — Note 4	135,354	133,093
Deposits on project property, plant and equipment	68,369	68,363
Restricted cash held for electricity transmission	12,005	12,005
Restricted cash held for reclamation bonds	1,133	1,133
Non-mining property and equipment, net	965	1,045
Debt issuance costs	1,318	887
Other assets	2,994	2,994
TOTAL ASSETS	$286,450	$273,239
LIABILITIES, CONTINGENTLY REDEEMABLE NONCONTROLLING INTEREST AND EQUITY:
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,396	$4,138
Accrued advance royalties	8,950	9,500
Current portion of long term debt	10,405	194
Total Current Liabilities	20,751	13,832
Provision for post closure reclamation and remediation costs	559	571
Deferred gain	500	215
Accrued advance royalties	8,950	8,950
Accrued payments to Agricultural Sustainability Trust	4,000	4,000
Long term debt, net of current portion	280	10,481
Total Liabilities	35,040	38,049

COMMITMENTS AND CONTINGENCIES — Note 10
CONTINGENTLY REDEEMABLE NONCONTROLLING INTEREST	98,753	98,753

EQUITY
Common stock, $0.001 par value; 200,000,000 shares authorized, 90,690,011 and 85,353,473 shares issued and outstanding, respectively	91	85
Additional paid-in capital	254,887	234,517
Accumulated deficit before exploration stage	(213)	(213)
Accumulated deficit during exploration and development stage	(102,108)	(97,952)
Total Equity	152,657	136,437
TOTAL LIABILITIES, CONTINGENTLY REDEEMABLE NONCONTROLLING INTEREST AND EQUITY	$286,450	$273,239

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOLY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited — In thousands, except per share amounts)

			January 1, 2002
			(Inception of
	Three Months Ended		Exploration
	March 31,	March 31,	Stage) to March
	2011	2010	31, 2011
REVENUES	$—	$—	$—
OPERATING EXPENSES:
Exploration and evaluation	169	127	38,302
Write downs of development and deposits	—	—	5,416
General and administrative expense	3,938	2,719	63,465
TOTAL OPERATING EXPENSES	4,107	2,846	107,183
LOSS FROM OPERATIONS	(4,107)	(2,846)	(107,183)
OTHER INCOME / (EXPENSE)
Interest and dividend income	11	1	4,052
Interest expense	(60)	—	(224)
TOTAL OTHER INCOME / (EXPENSE), NET	(49)	1	3,828
LOSS BEFORE INCOME TAXES	(4,156)	(2,845)	(103,355)
Income Taxes	—	—	—
CONSOLIDATED NET LOSS	$(4,156)	$(2,845)	$(103,355)
Less: Net loss attributable to contingently redeemable noncontrolling interest	—	—	1,247
NET LOSS ATTRIBUTABLE TO GENERAL MOLY, INC.	$(4,156)	$(2,845)	$(102,108)
Basic and diluted net loss attributable to General Moly per share of common stock	$(0.05)	$(0.04)
Weighted average number of shares outstanding — basic and diluted	90,372	72,546

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOLY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited — In thousands)

			January 1, 2002
			(Inception of
			Exploration
	Three Months Ended		Stage) to
	March 31,	March 31,	March 31,
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(4,156)	$(2,845)	$(103,355)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	91	89	1,323
Interest expense	60	—	224
Equity compensation for employees and directors	1,039	431	16,138
Decrease (increase) in deposits, prepaid expenses and other	62	(5)	6
(Decrease) increase in accounts payable and accrued liabilities	(3,292)	(1,191)	166
(Decrease) increase in post closure reclamation and remediation costs	(12)	(25)	350
Services and expenses paid with common stock	—	—	1,990
Repricing of warrants	—	—	965
Write downs of development and deposits	—	—	5,416
(Increase) in restricted cash held for electricity transmission	—	—	(12,005)
Net cash used by operating activities	(6,208)	(3,546)	(88,782)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase and development of mining properties, land and water rights	(2,272)	(2,772)	(110,979)
Deposits on property, plant and equipment	(6)	(17,788)	(68,090)
Proceeds from option to purchase agreement	285	100	500
Purchase of securities	—	—	(137)
Increase in restricted cash held for reclamation bonds	—	—	(642)
Payments for the purchase of equipment	—	—	(1,548)
Cash provided by sale of marketable securities	—	—	246
Net cash used by investing activities	(1,993)	(20,460)	(180,650)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock, net of issuance costs	19,337	56	227,644
Net (decrease) increase in leased assets	(50)	(47)	280
(Increase) in debt issuance costs	(431)	—	(1,318)
Proceeds from debt	—	—	10,000
Cash proceeds from POS-Minerals Corporation	—	—	100,000
Cash paid to POS-Minerals Corporation for purchase price adjustment	—	—	(2,994)
Net cash provided by financing activities	18,856	9	333,612
Net increase (decrease) in cash and cash equivalents	10,655	(23,997)	64,180
Cash and cash equivalents, beginning of period	53,571	48,614	46
Cash and cash equivalents, end of period	$64,226	$24,617	$64,226
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Equity compensation capitalized as development	$(34)	$267	$6,166
Restricted cash held for reclamation bond acquired in an acquisition	—	—	491
Post closure reclamation and remediation costs and accounts payable assumed in an acquisition	—	—	263
Common stock and warrants issued for property and equipment	—	—	1,586
Accrued portion of deposits on property, plant and equipment	—	(5,411)	—
Accrued portion of advance royalties	—	—	17,900
Accrued portion of payments to the Agricultural Sustainability Trust	—	—	4,000

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOLY, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — DESCRIPTION OF BUSINESS

General Moly, Inc. (“we”, “us”, “our”, “Company”, or “General Moly”) is a Delaware corporation originally incorporated as General Mines Corporation on November 23, 1925.  We have gone through several name changes and on October 5, 2007, we reincorporated in the State of Delaware (“Reincorporation”) through a merger involving Idaho General Mines, Inc. and General Moly, Inc., a Delaware corporation that was a wholly owned subsidiary of Idaho General Mines, Inc. The Reincorporation was effected by merging Idaho General Mines, Inc. with and into General Moly, with General Moly being the surviving entity.  For purposes of the Company’s reporting status with the United States Securities and Exchange Commission (“SEC”), General Moly is deemed a successor to Idaho General Mines, Inc.

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

The Mt. Hope LLC.  From October 2005 to January 2008, we owned the rights to 100% of the Mt. Hope Project.  Effective as of January 1, 2008, we contributed all of our interest in the assets related to the Mt. Hope Project, including our lease of the Mt. Hope Project into a newly formed entity, Eureka Moly, LLC, a Delaware limited liability company (“LLC”), and in February 2008 (“Closing Date”) entered into an agreement (“LLC Agreement”) for the development and operation of the Mt. Hope Project with POS-Minerals Corporation (“POS-Minerals”) an affiliate of POSCO, a large Korean steel company.  Under the LLC Agreement, POS-Minerals owns a 20% interest in the LLC and General Moly, through a wholly-owned subsidiary, owns an 80% interest.  The ownership interests and/or required contributions under the LLC Agreement can change as discussed below.

Pursuant to the terms of the LLC Agreement, POS-Minerals made its first and second cash contributions to the LLC totaling $100.0 million during the year ended December 31, 2008 (“Initial Contributions”).  Additional amounts will be due from POS-Minerals within 15 days after the date (“ROD Contribution Date”) that specified conditions (“ROD Contribution Conditions”) have been satisfied.  The ROD Contribution Conditions are (i) the receipt of major operating permits for the Mt. Hope Project, (ii) confirmation that the Record of Decision (“ROD”) from the United States Bureau of Land Management (“BLM”) for the Mt. Hope Project has become effective, and (iii) any administrative or judicial appeals with respect thereto are final.  We are currently targeting the effectiveness of the ROD and the satisfaction of the other ROD Contribution Conditions to occur six to nine months after publication of the Draft Environmental Impact Statement (“DEIS”) in the Federal Register, which we expect to occur in the second or third quarter of this year.  However, circumstances beyond our control, including reviewing agency delays or requests for additional information or studies, and requests for review or appeals of the BLM decision, could cause the effectiveness of the ROD and/or the satisfaction of the other ROD Contribution Conditions to be delayed.  Once the ROD is effective and financing is in place, we expect that production will occur approximately 20 months following initiation of project construction.

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

Furthermore, the LLC Agreement permits POS-Minerals to put its interest in the LLC to Nevada Moly after a change of control of Nevada Moly or the Company, as defined in the LLC Agreement, followed by a failure to use standard mining industry practice in connection with development and operation of the Mt. Hope Project as contemplated by the parties for a period of twelve consecutive months.  If POS-Minerals puts its interest, Nevada Moly or its transferee or surviving entity would be required to purchase the interest for 120% of POS-Minerals’ contributions to the LLC plus 10% interest per annum.

The Initial Contributions of $100.0 million that were made by POS-Minerals during 2008 were expended by the second quarter of 2009 in accordance with the program and budget requirements of the Mt. Hope Project.  Nevada Moly is required, pursuant to the terms of the LLC Agreement, to advance funds required to pay costs for the development of the Mt. Hope Project that exceed the Initial Contributions until the ROD Contribution Date, at which point the contributions described above to be made by POS-Minerals will be applied to reimburse us for POS-Minerals’ share of such development costs.  All costs incurred after the ROD Contribution Date will be allocated and funded pro rata based on each party’s ownership interest.  POS-Minerals’ share of such development costs amounted to approximately $34.6 million as of March 31, 2011.  The interest of a party in the LLC that does not make its pro rata capital contributions to fund costs incurred after the ROD Contribution Date is subject to dilution based on the Dilution Formula.

NOTE 2 — LIQUIDITY AND CAPITAL REQUIREMENTS

Our consolidated cash balance at March 31, 2011, was $64.2 million compared to $53.6 million at December 31, 2010.  The cash needs for the development of the Mt. Hope Project require that we or the LLC finalize significant financing in addition to the capital contributions to be received from POS-Minerals.

The anticipated sources of financing described below, combined with funds anticipated to be received from POS-Minerals in order to retain its 20% share, provide substantially all of our currently planned funding required for constructing and placing the Mt. Hope Project into commercial production.  Funding requirements for working capital needs beyond the capital costs of the Mt. Hope Project will require additional resources.  There can be no assurance that the Company will be successful in raising additional financing in the future on terms acceptable to the Company or at all.

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

On July 30, 2010, the Company and Hanlong executed an amendment to the Purchase Agreement extending the deadline for obtaining Chinese government approvals by two months to October 13, 2010, as well as extending the Company’s deadline for publishing its DEIS and receiving its ROD to February 28, 2011, and November 30, 2011, respectively.  Hanlong received Chinese government approvals for equity investment from the National Development and Reform Commission and the Ministry of Commerce (“MOFCOM”) on October 8, 2010, and October 12, 2010, respectively.  Hanlong filed the MOFCOM approval with the State Administration of Foreign Exchange on October 12, 2010, fulfilling Hanlong’s Chinese government approval obligations.

On October 26, 2010, the Company and Hanlong executed an amendment to the Purchase Agreement setting the closing of Hanlong’s purchase of the first tranche of equity in the Company on December 20, 2010.  The parties agreed that the publication of the Mt. Hope Project’s DEIS was no longer a condition precedent to Hanlong’s first tranche equity investment.  Timely publication of the DEIS does, however, remain a requirement of the entire agreement, and, in conjunction with this amendment, the required date for DEIS publication has been extended to May 31, 2011, from February 28, 2011.  See “Break Fees” below for discussion of the potential penalties incurred if DEIS publication occurs after May 31, 2011 and certain termination rights of Hanlong.

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

The second tranche (“Tranche 2”), which is anticipated to involve the purchase of approximately 15.8 million additional shares, will be for a purchase price of an additional $40.0 million, or approximately $2.53 per share.  The actual number of shares and price per share will be adjusted for any change in the number of fully diluted shares before the closing of Tranche 2.  Significant conditions to the closing of Tranche 2 include issuance of the ROD for the Mt. Hope Project by the BLM, approval of the plan of operations for the Mt. Hope Project (the “POO”) by the BLM, and the completion of documentation for and satisfaction of conditions precedent to lending under the Term Loan, described below.  The Purchase Agreement may be terminated by either party (provided the terminating party is not in default) if the closing of Tranche 2 has not occurred by December 31, 2011, subject to extension under specified circumstances to March 31, 2012.

Hanlong will have the right to purchase a portion of any additional shares of common stock that we issue so that it can maintain its percentage ownership unless its ownership is at the time below 5%.  It may also acquire additional shares so that it maintains a 20% indirect interest in the Mt. Hope Project if our interest in the LLC is reduced below 80%.  If we issue shares to fund the Mt. Hope Project under certain circumstances, and on or before the date of commercial production, and Hanlong exercises its rights to maintain its percentage interest, we will be obligated to refund to Hanlong the cost of such shares over a three-year period up to an aggregate of $9.0 million.

Break Fees.  A break fee is payable by both the Company and Hanlong if the Purchase Agreement terminates because of the failure of certain conditions.  A break fee of $10.0 million is payable to the Company if the Purchase Agreement is terminated because Hanlong fails to obtain necessary Chinese government approvals or to give its assurances about the availability of the Term Loan.  The Company agreed to pay $5.0 million to Hanlong if the conditions concerning our stockholder approval, the publication of the DEIS or the ROD are not timely satisfied or waived and the Purchase Agreement is terminated.  The Company break fees may be increased by $5.0 million if the Purchase Agreement is terminated and the Company has violated the “no-shop” provisions of the Purchase Agreement.  The break fees may also be increased in other circumstances not to exceed an additional $3.0 million if the Company requests and Hanlong grants certain extensions of deadlines concerning the DEIS, and up to an additional $2.0 million if the Company requests and Hanlong grants certain extensions concerning the ROD.  Further to the break fees, the Company must pay a $2.0 million fee to Hanlong at the granting of an extension concerning the ROD, and such fee will be credited against the arrangement fee described below.  The break fee payable by the Company to Hanlong may be paid in cash, or, in certain circumstances, in shares of our common stock at our option.  If paid in shares, the price would be the volume weighted average of our common stock on the NYSE Amex for the five days ending six days after the announcement of the termination.

On April 26, 2011, the Company notified Hanlong that it did not anticipate publication of the DEIS prior to May 31, 2011, to obtain the DEIS Condition Extension to August 31, 2011.  If the DEIS is not obtained by August 31, 2011, Hanlong may terminate the Purchase Agreement.  If the Purchase Agreement is terminated for failure to obtain the publication of the DEIS by August 31, 2011, the Company will be subject to an additional break fee to Hanlong of $1.0 million per month following May 31, 2011, up to $3.0 million, as outlined above.

Chinese Bank Loan.  Pursuant to the Purchase Agreement, Hanlong is obligated to use its commercially reasonable efforts to procure the Term Loan in an amount of at least $665.0 million with a term of at least 14 years after commercial production begins at the Mt. Hope Project.  The Term Loan will bear interest at a rate tied to the London Interbank Offered Rate (“LIBOR”) plus a spread of between 2% and 4% per annum.  The Purchase Agreement provides that the Term Loan will have customary covenants and conditions; however, the terms of the Term Loan have not yet been negotiated with the lender and we have no assurance as to the final terms of the Term Loan.  Hanlong or an affiliate is obligated to guarantee the Term Loan.  When funds can be drawn by the Company under the Term Loan, the Company will pay a $15.0 million arrangement fee to Hanlong who will pay fees and expenses associated with the Term Loan before the Term Loan Closing, including those charged by the Chinese bank.

Bridge Loan

Hanlong has also agreed to provide a $20.0 million Bridge Loan to the Company which will be available in two equal $10.0 million tranches.  On April 28, 2010, we drew down the first tranche in the amount of $10.0 million.  The second loan tranche became available five business days after receipt of stockholder approval and is subject to the satisfaction of customary conditions.  The first tranche of the Bridge Loan bears interest at LIBOR plus 2% per annum.  The second tranche of the Bridge Loan will bear interest at 10% per annum and remains undrawn by the Company as of March 31, 2011.  The Bridge Loan will be repaid from the proceeds of the Term Loan.  If Hanlong agrees, the second tranche may also be repaid, at the Company’s election, in shares of the Company’s common stock.  If paid in shares, the price would be the volume weighted average of the Company’s shares on the NYSE Amex for a five-day period after public announcement of the event that required repayment.  The Company may offset its right to receive the break fee against its obligations to repay borrowings under the Bridge Loan.  If not sooner repaid, the Bridge Loan will mature on the earliest of 120 days after the issuance of the ROD, the date on which the Purchase Agreement terminates, or March 31, 2012.  The outstanding balance of the Bridge Loan and related accrued interest are recorded as a current liability as of March 31, 2011.  The Bridge Loan and our obligation to pay a break fee to Hanlong under the Purchase Agreement are secured by a pledge by us of a 10% interest in the LLC.

Stockholder Agreement

In connection with the Tranche 1 closing, Hanlong signed a Stockholder Agreement with the Company that limits Hanlong’s future acquisitions of our common stock, provides for designation of up to two directors to our Board, and places some restrictions on Hanlong’s voting and disposition of our shares.

After the Tranche 1 closing, Hanlong became entitled to nominate one director to our Board, which right will remain in place so long as it maintains at least a 10% fully diluted interest in the Company. Hanlong nominated

Hui (Steven) Xiao to serve on our Board, and Mr. Xiao was appointed as a director in February 2011.  Additionally, Hanlong became entitled to nominate a member to replace one of Nevada Moly’s members on the LLC management committee.  Hanlong nominated Nelson Chen, and he was appointed to the management committee in December, replacing David Chaput, of Nevada Moly.  The Hanlong nominee may serve on the LLC committee until the earlier of the expiration or termination of the Hanlong guaranty, following the closing of the Term Loan, or rejection of the Term Loan.  After the Tranche 2 closing, and so long as Hanlong retains fully-diluted stock ownership of at least 20%, Hanlong will be entitled to nominate a second director.  The Company has agreed to assure that each Hanlong nominee is included in the Board’s slate of nominees submitted to our stockholders, subject to the Board’s fiduciary obligations and compliance by the nominee with applicable law and Company requirements concerning disclosure of information.  The Hanlong nominees may also serve on committees for which they are eligible.

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

Under the Stockholder Agreement, Hanlong may not, without the prior written consent of the Board, transfer ownership in the securities if the recipient would acquire beneficial ownership of more than 5% of our common stock as of the date of such transfer.  The restrictions on Hanlong’s share ownership, voting, disposition and drag-along rights will terminate on the earlier of the time that Hanlong owns less than 10% of our Common Stock, the date that is 6 months after the date that commercial production begins at the Mt. Hope Project, and June 30, 2014.

The equity issuance of the Company’s common stock to Hanlong was subject to stockholder approval and was voted on and approved in connection with the Company’s annual meeting of stockholders in May 2010.

Cash Conservation Plan

The Company continues to operate under a cash conservation plan implemented in March 2009 designed to reduce expenditures and conserve cash in order to maximize financial flexibility.  Engineering efforts related to the Mt. Hope Project, approximately 60% complete, have been largely suspended pending the completion of financing and approval of the DEIS.

As of March 2009, the Company had purchase orders for mining and milling process equipment.  Some orders for mining equipment were cancelled, while orders for electric shovels and haul trucks were modified to become cancellable or non-binding.  Most equipment orders for the custom-built grinding and other milling process equipment are being completed by the manufacturers and stored.  The grinding and milling process equipment require the longest lead times and maintaining these orders is critical to the Company’s ability to rapidly restart the Mt. Hope Project development.  The Company completed negotiations with other equipment manufacturers to suspend or terminate fabrication of other milling equipment..  As funding becomes available and equipment procurement is restarted, agreements that were suspended or terminated will be renegotiated under new market terms and conditions, as necessary.

Based on our current plan, expected timetable, and the results of such negotiations, we expect to make additional payments of approximately $1.4 million under milling process equipment orders through the end of 2011, and $14.0 million in 2012.  For the gyratory crusher, SAG and ball mills and related electric mill drives, and some other long-lead equipment, we will own the equipment upon final payments that have occurred in 2009 and 2010, and are forecasted to occur in 2011 and early 2012.  This strategy should allow for a rapid restart of the Mt. Hope Project development upon BLM approval for publication of the DEIS, which will initiate the restart of engineering.

The cash conservation plan has reduced our total cash utilization for general administrative and overhead expenses to approximately $1 million per month, inclusive of maintenance costs at the Liberty Property.  Such ongoing costs, combined with the $15.4 million in process equipment commitments noted above and the $17.9 million in construction royalty advances described in Note 10, comprise the spending requirements the Company has in place through the end of 2012.  Based on our current cash on hand and this ongoing cash conservation plan, the Company expects it will have adequate liquidity for operations through the end of 2011 and into 2012 without accessing new sources of financing.  We plan to restart engineering and procurement efforts during 2011 as key milestones in the permitting process are reached.

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The interim consolidated financial statements of the Company are unaudited.  In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim statements have been included.  All such adjustments are, in the opinion of management, of a normal recurring nature except for the adoption of the new accounting standards discussed below.  The results reported in these interim consolidated financial statements are not necessarily indicative of the results that may be reported for the entire year.  These interim consolidated financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission (“SEC”) on March 2, 2011.

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

Accounting Method

Our financial statements are prepared using the accrual basis of accounting in accordance with GAAP.  With the exception of the LLC, all of our subsidiaries are wholly owned.  In February 2008, we entered into the agreement which established our ownership interest in the LLC at 80%.  At March 31, 2011, the consolidated financial statements include all of our wholly owned subsidiaries and the LLC.  The POS-Minerals contributions attributable to their 20% interest are shown as Contingently Redeemable Noncontrolling Interest on the Consolidated Balance Sheet.  For the quarter ended March 31, 2011, the LLC had no net operating expenses and therefore the Consolidated Statement of Operations reflects no net loss attributable to contingently redeemable noncontrolling interest for that period.

Reclassification of Prior Period Amounts

Certain prior period amounts have been reclassified to conform to the current period presentation.

Contingently Redeemable Noncontrolling Interest (“CRNCI”)

On January 1, 2009, we adopted Financial Accounting Standards Board (“FASB”) issued authoritative guidance related to Noncontrolling Interests in Consolidated Financial Statements, the provisions of which, among others, require the recognition of a noncontrolling interest (previously referred to as minority interest), as a component of equity in the consolidated financial statements and separate from the parent’s equity for all periods presented. In addition, the amount of net income or loss attributable to the noncontrolling interest is included in net income or loss on the face of the consolidated statement of operations.  Under GAAP, certain noncontrolling interests in consolidated entities meet the definition of mandatorily redeemable financial instruments if the ability to redeem the interest is outside of the control of the consolidating entity.  As described in Note 1, the LLC Agreement permits POS-Minerals the option to put its interest in the LLC to Nevada Moly upon a change of control, as defined in the LLC Agreement, followed by (i) failure to begin full construction at the LLC by the Company or the surviving entity before December 31, 2010, or (ii) failure to use standard mining industry practice in connection with development and operation of the Mt. Hope Project as contemplated by the parties for a period of twelve months after December 31, 2010.  As such, the CRNCI has continued to be shown as a separate caption between liabilities and equity (mezzanine section).  The carrying value of the CRNCI reflects the investment of the noncontrolling interest, less losses attributable to the interest.

Estimates

The process of preparing consolidated financial statements requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses.  Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements.  Accordingly, upon settlement, actual results may differ from estimated amounts.

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company’s cash equivalent instruments are classified within Level 1 of the fair value hierarchy established by FASB guidance for Fair Value Measurements because they are valued based on quoted market prices in active markets.  These cash instruments included $60.0 million in U.S. Treasury securities at March 31, 2011.

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

Basic and Diluted Net Loss Per Share

Net loss per share was computed by dividing the net loss attributable to General Moly, Inc. by the weighted average number of shares outstanding during the period.   The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  Outstanding warrants to purchase 1,000,000 and 7,455,434 shares of common stock, options to purchase 2,518,323 and 2,949,989 shares of common stock, and unvested stock awards totaling 388,182 and 218,154 at March 31, 2011, and 2010, respectively, and 806,936 and 520,889 shares under Stock Appreciation Rights (“SARs”) at March  31, 2011, and 2010, respectively, were not included in the computation of diluted loss per share for the three months ended March 31, 2011, and 2010, respectively, because to do so would have been anti-dilutive.  Therefore, basic loss per share is the same as diluted loss per share.

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

Depreciation and Amortization

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Property and equipment are depreciated using the following estimated useful lives: field equipment — four to ten years; office furniture, fixtures; and equipment — five to seven years; vehicles — three to five years; leasehold improvements — three years; residential trailers — ten to twenty years; and buildings and improvements — ten to twenty seven and one-half years.  At March 31, 2011 and 2010, accumulated depreciation and amortization was $1.1 and $0.7 million, respectively, of which $0.8 and $0.5 million, respectively, was capitalized.

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

Stock-based Compensation

Stock-based compensation represents the fair value related to stock-based awards granted to members of the Board, officers and employees.  The Company uses the Black-Scholes model to determine the fair value of stock-based awards under authoritative guidance for Stock-Based Compensation.  For stock based compensation that is earned upon the satisfaction of a service condition, the cost is recognized on a straight-line basis (net of estimated forfeitures) over the requisite vesting period (up to three years).  Awards expire five years from the date of vesting.  Further information regarding stock-based compensation can be found in Note 7 — “Equity Incentives.”

Debt Issuance Costs

The Company has capitalized certain costs incurred in direct pursuit of the Term Loan.  These costs will be amortized over the life of the Term Loan once it has been obtained.

Comprehensive Loss

For the three months ended March 31, 2011, and 2010, the Company’s comprehensive loss was equal to the respective net loss for each of the periods presented.

NOTE 4 — MINING PROPERTIES, LAND AND WATER RIGHTS

We currently have interests in two mining properties that are the primary focus of our operations.  The Mt. Hope Project is currently in the development stage and the Liberty Property is in the exploration and evaluation stage.  The following is a summary of mining properties, land and water rights at March 31, 2011, and December 31, 2010 (in thousands):

	At March 31, 2011	At December 31, 2010
Mt. Hope Project:
Development costs	$91,867	$89,602
Mineral, land and water rights	10,253	10,253
Advance Royalties	22,600	22,600
Total Mt. Hope Project	124,720	122,445
Total Liberty Property	9,745	9,749
Other Properties	889	889
Total	$135,354	$133,093

On June 26, 2009, the Company and Josephine Mining Corp. (“JMC”), a privately-owned Canadian company whose president is a related party to one of the Company’s Board members, entered into an Option to Purchase Agreement for the Company’s Turner Gold property, a multi-metallic property located in Josephine County, Oregon. The Company acquired the property in 2004.  JMC paid $0.1 million upon entering into the agreement, which allows JMC certain exploratory rights through the option period.  Each option is non-refundable. The $0.1 million has been recorded as a deferred gain pending completion of the purchase.  An additional $0.3 million installment payment was made in January, 2011, and the final installment payment of $1.6 million is due on or before December 26, 2011.  Each installment payment under the Option to Purchase Agreement is optional, but is non-refundable once made.  If JMC makes all three of the installment payments, ownership of the Turner Gold property will transfer to JMC upon the final payment. The Company has also retained a production royalty of 1.5% of all net smelter returns on future production from the property.  The book value of the Company’s investment in the Turner Gold property is approximately $800,000.

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

Development costs and Deposits on project property, plant and equipment

Development costs of $91.9 million include hydrology and drilling costs, expenditures to further the permitting process, capitalized salaries, project engineering costs, and other expenditures required to fully develop the Mt. Hope Project.  Deposits on project property, plant and equipment of $68.4 million represent ongoing progress payments on equipment orders for the custom-built grinding and milling equipment, related electric mill drives, and other processing equipment that require the longest lead times.

Restricted Cash held for Electricity Transmission

The LLC has pre-paid $12.0 million into an escrow arrangement for electricity transmission services.  The amount represents security on a transmission contract that will provide power to the Mt. Hope Project, and is accounted for as restricted cash.  All amounts escrowed are to be returned to the Company on December 1, 2015, in the event that electricity transmission at the Mt. Hope Project has not commenced or at the time the agreement is cancelled by the Company.

NOTE 5 — COMMON STOCK UNITS, COMMON STOCK AND COMMON STOCK WARRANTS

During the three months ended March 31, 2011, we issued 150,714 shares of common stock pursuant to stock awards under the 2006 Equity Incentive Plan.

At March 31, 2011, we had warrants outstanding totaling 1,000,000, which are exercisable at $5.00 per share once General Moly has received financing necessary for the commencement of commercial production at the Mt. Hope Project and will expire one year afterwards.

Pursuant to our Certificate of Incorporation, we are authorized to issue 200,000,000 shares of $0.001 par value common stock.  All shares have equal voting rights, are non-assessable and have one vote per share.  Voting rights are not cumulative and therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

NOTE 6 — PREFERRED STOCK

Pursuant to our Certificate of Incorporation we are authorized to issue 10,000,000 shares of $0.001 per share par value preferred stock.  The authorized but unissued shares of preferred stock may be issued in designated series from time to time by one or more resolutions adopted by the Board.  The directors have the power to determine the preferences, limitations and relative rights of each series of preferred stock.  At March 31, 2011, and 2010, no shares of preferred stock were issued or outstanding.  On March 5, 2010, the Board adopted a stockholder rights plan.  Under the plan, each common stockholder of the Company at the close of business on March 5, 2010 received a dividend of one right for each share of the Company’s common stock held of record on that date.  Each right entitles the holder to purchase from the Company, in certain circumstances, one one-thousandth of a share of newly-created Series A junior participating preferred stock of the Company for an initial purchase price of $15.00 per share.

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

NOTE 7 — EQUITY INCENTIVES

In 2006, the Board and shareholders of the Company approved the 2006 Equity Incentive Plan (“2006 Plan”) that replaced the 2003 Equity Incentive Plan (“2003 Plan”).  In May 2010, our shareholders approved an amendment to the 2006 Plan increasing the number of shares that may be issued under the plan by 4,500,000 shares to 9,600,000 shares.  The 2006 Plan authorizes the Board, or a committee of the Board, to issue or transfer up to an aggregate of 9,600,000 shares of common stock (excluding 430,000 shares that remained from the 2003 Plan), of which 4,149,584 remain available for issuance.  Awards under the 2006 Plan may include incentive stock options, non-statutory stock options, restricted stock units, restricted stock awards, and stock appreciation rights (“SARs”).

At the option of the Board, SARs may be settled with cash, shares, or a combination of cash and shares.  The Company settles the exercise of other stock-based compensation with newly issued common shares.

Stock-based compensation cost is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes option pricing model and is recognized as compensation ratably on a straight-line basis over the requisite vesting/service period.  As of March 31, 2011, there was $2.1 million of total unrecognized compensation cost related to share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 2.0 years.

Stock Options and Stock Appreciation Rights

All stock options and SARs are approved prior to or on the date of grant.  Stock options and SARs are granted at an exercise price equal to or greater than the Company’s closing stock price on the date of grant.  Both award types vest over a period of zero to three years, or upon achievement of performance measures, with a contractual term of five years after vesting.  The Company estimates the fair value of stock options and SARs using the Black-Scholes valuation model.  Key inputs and assumptions used to estimate the fair value of stock options and SARs include the grant price of the award, expected option term, probability of performance, volatility of the Company’s stock, the risk-free interest rate and the Company’s dividend yield.  The following table presents the weighted-average assumptions used in the valuation and the resulting weighted-average fair value per option or SAR granted:

Stock Option and SAR Valuation Assumptions

Expected Life *	3.5 to 5.5 years
Interest Rate	0.67 – 4.96	%***
Volatility **	86 - 96	%***
Dividend Yields	—
Weighted Average Fair Value of Stock Options Granted During the Three Months Ending March 31, 2011	None
Weighted Average Fair Value of SARs Granted During the Three Months ended March 31, 2011	None

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

At March 31, 2011, the aggregate intrinsic value of outstanding and exercisable (fully vested) options and SARs was $3.4 million and had a weighted-average remaining contractual term of 2 years.  The total intrinsic value of options exercised during the three months ended March 31, 2011 was $0.2 million.

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

The compensation expense recognized by the Company for Stock Awards is based on the closing market price of the Company’s common stock on the date of grant.  For the three months ended March 31, 2011, the weighted average grant-date fair value of Stock Awards was nil.

Summary of Equity Incentive Awards

The following table summarizes activity under the Plan during the three months ended March 31, 2011:

	Stock Options		SARs		Stock Awards
	Weighted		Weighted	Number	Weighted
	Average		Average	of Shares	Average
	Exercise	Number of Shares	Strike	Under	Grant	Number of
	Price	Under Option	Price	Option	Price	Shares
Balance at January 1, 2011	$5.38	2,658,323	$3.09	912,461	$4.24	800,392
Awards Granted	—	—	—	—	6.48	125,000
Awards Exercised or Earned	2.80	(100,000)	1.69	(76,406)	3.21	(522,207)
Awards Forfeited	8.67	(26,667)	4.26	(29,119)	8.67	(6,667)
Awards Expired	11.45	(13,333)	—	—	—	—
Balance at March 31, 2011	$5.41	2,518,323	$3.18	806,936	$6.19	396,518

Exercisable at March 31, 2011	$5.30	2,299,990	$1.40	288,115

A summary of the status of the nonvested awards as of March 31, 2011, and changes during the quarter ended March 31, 2011, is presented below.

	Stock Options		SARs		Stock Awards
	Weighted		Weighted	Number	Weighted
	Average		Average	of Shares	Average
	Fair	Number of Shares	Fair	Under	Fair	Number of
	Value	Under Option	Value	Option	Value	Shares
Balance at January 1, 2011	$4.40	285,002	$4.06	707,941	$4.24	800,392
Awards Granted	—	—	—	—	6.48	125,000
Awards Vested or Earned	9.38	(40,002)	0.84	(160,001)	3.21	(522,207)
Awards Forfeited	8.67	(26,667)	4.26	(29,119)	8.67	(6,667)
Balance at March 31, 2011	$6.66	218,333	$4.17	518,821	$6.19	396,518

Compensation Cost Recognized and Capitalized Related to Equity Incentives

Summary of Compensation Cost Recognized and Capitalized related to Equity Incentives for the Quarter Ended March 31 (in thousands):	2011	2010
Stock Options	$(93)	$(43)
SARs
Performance based	65	—
Vesting over time	186	283
Stock Awards:
Performance based	31	—
Vesting over time	40	188
Board of Directors and Secretary	810	270
Total	$1,039	$698
Included in:
Capitalized as Development	(34)	267
Expensed	1,073	431
	$1,039	$698

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

NOTE 8 — CHANGES IN EQUITY

	Activity for Three Months Ended
Changes in Contingently Redeemable Noncontrolling	March 31,	March 31,
Interest (Dollars in thousands)	2011	2010
Total Contingently Redeemable Noncontrolling Interest December 31, 2010, & 2009, respectively	$98,753	$99,761
Less: Net Loss Attributable to Contingently Redeemable Noncontrolling Interest	—	—
Total Contingently Redeemable Noncontrolling Interest March 31, 2011 & 2010, respectively	$98,753	$99,761

	Activity for Three Months Ended
Changes in Equity	March 31, 2011	March 31, 2010
Total Equity December 31, 2010, & 2009, respectively	$136,437	$104,920
Common stock:
At beginning of period	85	72
Stock Awards	6	1
At end of period	91	73

Additional paid-in capital:
At beginning of period	234,517	187,290
Exercised options	280	55
Exercised warrants	19,051	—
Stock based compensation	1,039	662
At end of period	254,887	188,007

Accumulated deficit:
At beginning of period	(98,165)	(82,442)
Consolidated net loss	(4,156)	(2,845)
At end of period	(102,321)	(85,074)

Total Equity March 31, 2011, & 2010, respectively	$152,657	$102,793

NOTE 9 — INCOME TAXES

At March 31, 2011, and December 31, 2010, we had deferred tax assets principally arising from the net operating loss carry forwards for income tax purposes multiplied by an expected rate of 35%. As management of the Company cannot determine that it is more likely than not that we will realize the benefit of the deferred tax assets, a valuation allowance equal to the net deferred tax asset has been established at March 31, 2011, and December 31, 2010. The significant components of the deferred tax asset at March 31, 2011, and December 31, 2010, were as follows (in thousands):

	March 31, 2011	December 31, 2010
Operating loss carry forward	$119,007	$110,306
Unamortized exploration expense	11,388	11,572
Fixed asset depreciation	(31)	(37)
Deductible stock based compensation	477	2,275
Deductible temporary difference	$130, 841	$124,116
Taxable temporary difference - development costs	(44,497)	(41,917)
Net deductible temporary difference	$86,344	$82,199
Deferred tax asset	$30,221	$28,770
Deferred tax asset valuation allowance	$(30,221)	$(28,770)
Net deferred tax asset	$—	$—

At March 31, 2011, and December 31, 2010, we had net operating loss carry forwards of approximately $119.0 million and $110.3 million, respectively, which expire in the years 2017 through 2031.  The change in the allowance account from December 31, 2010, to March 31, 2011, was $1.5 million.

NOTE 10 — COMMITMENTS AND CONTINGENCIES

Mt. Hope Project

The Mt. Hope Lease is for a period of 30 years from October 19, 2005 and for so long thereafter as operations are being conducted on the property.  The lease may be terminated earlier at the election of the LLC, or upon a material breach of the agreement and failure to cure such breach.  If the LLC terminates the lease, termination is effective 30 days after receipt by Mt. Hope Mines Inc. (“MHMI”) of written notice to terminate the Mt. Hope Lease and no further payments would be due to MHMI.  In order to maintain the lease, the LLC must pay certain deferral fees and advance royalties as discussed below.

The Mt. Hope Lease Agreement requires a royalty advance (“Construction Royalty Advance”) of 3% of certain construction capital costs, as defined in the Mt. Hope Lease.  The LLC is obligated to pay a portion of the Construction Royalty Advance each time capital is raised for the Mt. Hope Project based on 3% of the expected capital to be used for those certain construction capital costs defined in the lease.  Through March 31, 2011, we have paid $4.7 million of the total Construction Royalty Advance, inclusive of $0.6 million in February of 2011 as a result of the exercise of outstanding warrants.  Based on our Mt. Hope Project capital estimate we estimate that $17.9 million remains unpaid related to the Construction Royalty Advance.  Based on the current estimate of raising capital and developing and operating the mine, we believe that 50%, or $9.0 million, of the LLC’s remaining Construction Royalty Advance will be paid on October 19, 2011.  The remaining 50% must be paid on or before October 19, 2012.

Once the Construction Royalty Advance has been paid in full, the LLC is obligated to pay an advance royalty (“Annual Advance Royalty”) each October 19 thereafter in the amount of $0.5 million per year.  The Construction Royalty Advance and the Annual Advance Royalty are collectively referred to as the “Advance Royalties.”  All Advance Royalties are credited against the MHMI Production Royalties (as hereinafter defined) once the mine has achieved commercial production.  After the mine begins production, the LLC estimates that the Production Royalties will be in excess of the Annual Advance Royalties for the life of the Mt. Hope Project and, further, that the Construction Royalty Advance will be fully recovered (credited against MHMI Production Royalties) by the end of 2015.

Deposits on project property, plant and equipment

At March 31, 2011, we have a contract to purchase two electric shovels that is cancellable and has no firm schedule of payments.  We also have a non-binding letter of agreement on 24 haul trucks that establishes our priority for delivery.  Both agreements provide for the then current pricing using market indices upon initiation of an order.  We have active orders with varying stages of fabrication on milling process equipment comprised of two 230kV primary transformers and substation, a primary crusher, a semi-autogenous mill, two ball mills, and various motors for the mills.  We have suspended fabrication on 16 flotation cells, lime slaking equipment, hydrocyclones, and other smaller milling process equipment with the ability to re-initiate fabrication at any time.  We have completed negotiations with the manufacturer of two multi-hearth molybdenum roasters to terminate its fabrication of this equipment and receive finished goods of the partially completed order.  We plan to re-establish a new purchase order with this manufacturer as financing becomes available and equipment procurement is restarted under then current market terms and conditions.

The following table sets forth the LLC’s cash commitments under mining and milling equipment contracts (collectively, “Purchase Contracts”) at March 31, 2011 (in millions):

Year	As of March 31, 2011
2011 — Remainder	$1.4
2012	14.0
2013	—
Total	$15.4

Obligations under capital and operating leases

We have contractual obligations under capital and operating leases that will require a total of $0.6 million in payments over the next three years.  Assets under capital lease relate to light vehicles leased by the Company for use in operations.  Operating leases consist primarily of rents on office facilities and office equipment.  Our expected payments are $0.3 million, $0.2 million and $0.1 million for the years ended December 31, 2011, 2012 and 2013, respectively.

Creation of Agricultural Sustainability Trust

On August 19, 2010, the LLC entered into an agreement with the Eureka Producers’ Cooperative (the “EPC”) whereby the LLC will fund a Sustainability Trust (the “Trust”) in exchange for the cooperation of the EPC with respect to the LLC’s water rights and permitting of the Mt. Hope Project.  The Trust will be tasked with developing and implementing programs that will serve to enhance the sustainability and well-being of the agricultural economy in the Diamond Valley Hydrographic Basin through reduced water consumption, which may include the Trust purchasing and relinquishing water rights in Diamond Valley to help bring the Diamond Valley basin into a more sustainable water balance.  The Trust’s activities will be governed by a five member Board including one LLC representative.

The Trust may be funded by the LLC in the amount of $4.0 million, contributed to the Trust over several years, contingent on the achievement of certain milestones.  The achievement of these milestones is considered to be probable, and as such the $4.0 million is accrued in the Company’s March 31, 2011, financial statements.  At least 50% of the contributions would be provided upon receipt of all permits, full financing and the Board’s decision to proceed with construction.  The remaining payments would be split evenly with one payment due no later than 150 days from the commencement of commercial production at the Mt. Hope Project and the remaining payment due one year thereafter.

Permitting Considerations

In the ordinary course of business, mining companies are required to seek governmental permits for expansion of existing operations or for the commencement of new operations. The LLC will be required to obtain a ROD from the BLM authorizing implementation of the Mt. Hope Project plan of operations (“POO”).  This approval can be obtained only after successful completion of the National Environmental Policy Act process of environmental evaluation, which incorporates substantial public comment.  The LLC will also need to obtain various state and federal permits including water protection, air quality, water rights and reclamation permits In addition to requiring permits for the development of the Mt. Hope mine, we will need to obtain and modify various mining and environmental permits during the life of the Mt. Hope Project.  Obtaining, modifying, and renewing the necessary governmental permits is a complex and time-consuming process involving numerous jurisdictions and often involving public hearings and substantial expenditures.  The duration and success of our efforts to obtain, modify or renew permits will be contingent upon many variables, some of which are not within our control.  Increased costs or delays could occur, depending on the nature of the activity to be permitted and the interpretation of applicable requirements implemented by the permitting authority.   All necessary permits may not be obtained and, if obtained, may not be renewed, or the costs involved in each case may exceed those that we previously estimated.  It is possible that the costs and delays associated with compliance with such standards and regulations could become such that we would not proceed with the development or operation of the Mt Hope Mine.

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

ITEM 2.                                                   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References made in this Quarterly Report on Form 10-Q to “we,” “our,” “us,” or the “Company,” refer to General Moly, Inc.

The following discussion and analysis of our financial condition and results of operations constitutes management’s review of the factors that affected our financial and operating performance for three months ended March 31, 2011, and 2010.  This discussion should be read in conjunction with the consolidated financial statements and notes thereto contained elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2010, which was filed on March 2, 2011.

We routinely post important information about us on our Company website.  Our website address is www.generalmoly.com.

Overview

We are a development stage company and began the development of the Mt. Hope Project on October 4, 2007.  During the year ended December 31, 2008, we also completed work on a pre-feasibility study of our Liberty Property, which we plan to update by the end of 2011 using funds received from the exercise of outstanding warrants.

The development of the Mt. Hope Project has a project capital estimate of $1,153.9 million including development costs of approximately $1,039.3 million (in 2008 dollars) and $114.6 million in cash financial assurance requirements and pre-payments.  These amounts do not include financing costs or amounts necessary to fund operating working capital.  Through the quarter ended March 31, 2011, we have spent approximately $172.8 million and have $64.2 million remaining cash on hand for use in the development of the Mt. Hope Project and other cash requirements.

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

The worldwide molybdenum price fluctuated between $5.33 per pound in 2003 to over $40.00 per pound in 2005 and traded in the mid-$30s per pound prior to October 2008, when prices fell from approximately $33.50 per pound to $7.70 per pound in April 2009 as a result of the global economic collapse.  Subsequent to April 2009, prices slowly rose and finished 2009 at $12.00 per pound and continued to increase in 2010, finishing the year at $16.40 per pound.  During the first quarter of 2011, prices traded between $16.80 and $17.80 per pound, finishing the quarter at $17.20 per pound.

Restructuring and Suspension of Project Development

As discussed above, in March 2009, we implemented a cash conservation plan to reduce expenditures and conserve cash in order to maximize financial flexibility.  Engineering efforts related to the Mt. Hope Project, approximately 60% complete, have been largely suspended pending the completion of financing and approval of the Draft Environmental Impact Statement (“DEIS”).

As of March 2009, the Company had purchase orders for mining and milling process equipment.  Some orders for mining equipment were cancelled, while orders for electric shovels and haul trucks were modified to become cancellable or non-binding.  Most equipment orders for the custom-built grinding and other milling process equipment are being completed by the manufacturers and stored.  The grinding and milling process equipment require the longest lead times and maintaining these orders is critical to the Company’s ability to rapidly restart the Mt. Hope Project development.  The Company completed negotiations with other equipment manufacturers to suspend or terminate fabrication of other milling equipment.  As funding becomes available and equipment procurement is restarted, agreements that were suspended or terminated will be renegotiated under new market terms and conditions, as necessary.

Based on our current plan, expected timetable, and the results of such negotiations, we expect to make additional payments of approximately $1.4 million under milling process equipment orders through the end of 2011, and $14.0 million in 2012.  For the gyratory crusher, SAG and ball mills and related electric mill drives, and some other long-lead equipment, we will own the equipment upon final payments that have occurred in 2009 and 2010, and are forecasted to occur in 2011 and early 2012.  This strategy should allow for a rapid restart of the Mt. Hope Project development upon BLM approval for publication of the DEIS, which will initiate the restart of engineering.

The cash conservation plan has reduced our total cash utilization for general administrative and overhead expenses to approximately $1 million per month, inclusive of maintenance costs at the Liberty Property.  Based on our current cash on hand and our cash conservation plan, the Company expects it will have adequate liquidity for operations through the end of 2011 without accessing new sources of financing.  We plan to restart engineering and procurement efforts during 2011 as key milestones in the permitting process are reached.

Permitting Update

The Mt. Hope Project will require both federal and state permits before it can commence construction and operations.  Major permits required for the Mt. Hope Project include the ROD, a BLM issued permit, water appropriation permits from the Nevada Division of Water Resources, the WPC permit and reclamation permit from the NDEP—BMRR, and an air quality permit from the NDEP— BAPC.  Applications for other time-critical state permits have been submitted for agency review and approval.  Eureka Moly, LLC (“LLC”) continues to develop and evolve the information supporting these permits based on agency review and feedback.  We believe these other major operating permits will be received on or prior to the effective date of the ROD.

From November 2004 through August 2007, we conducted numerous exploration, drilling and evaluation studies, culminating in the Bankable Feasibility Study for the Mt. Hope Project.  In 2005, we initiated the baseline studies necessary for development of an Environmental Impact Statement (“EIS”).  We completed an initial plan of operations for the Mt. Hope Project (“POO”) which the BLM accepted in September 2006.  In December 2006, the BLM selected an environmental firm to complete the EIS for the Mt. Hope Project.  Since that time, the Company has been working with the environmental firm to complete the EIS.  The current schedule for the development of the Mt. Hope Project estimates that the DEIS will be released for publication during the second quarter of 2011, followed by publication in the Federal Register in the second or third quarter, and receipt of the ROD six to nine months after publication.

Although we currently are targeting the effectiveness of the ROD and the receipt of all major operating permits to occur six to nine months after publication of the DEIS in the Federal Register, circumstances beyond our control, including reviewing agency delays or requests for additional information or studies, and appeals of the BLM decision, could cause the effectiveness of the ROD to be delayed.  The occurrence of any or a combination of these adverse circumstances may increase the estimated costs of development, require us to obtain additional interim financing, and / or delay our ability to consummate project financing or other significant financing.  A delay in the ROD or the receipt of major operating permits also affects the satisfaction of the ROD Contribution Conditions as well as the conditions to closing Tranche 2 of Hanlong’s investment in our common stock, and receipt of the Term Loan.

Water Rights Update

In addition to working to complete the EIS, the LLC is working to finalize the transfer of water rights to mining use.  In October of 2008, we completed a water rights hearing in Carson City, Nevada and in March 2009 were granted our water applications in a ruling by the State Engineer.  An appeal of that ruling was granted in April 2010 by a Nevada District Court, overturning the original ruling and remanding the matter for another hearing by the State Engineer.  In December 2010, we completed a second water rights hearing in Carson City, Nevada and currently anticipate a ruling by the State Engineer most likely during the third quarter of 2011.

On August 19, 2010, the LLC entered into an agreement with the Eureka Producers’ Cooperative (the “EPC”) whereby the LLC will fund a Sustainability Trust (the “Trust”) in exchange for the cooperation of the EPC with respect to the LLC’s water rights and permitting of the Mt. Hope Project.  The Trust will be tasked with developing and implementing programs that will serve to enhance the sustainability and well-being of the agricultural economy in the Diamond Valley Hydrographic Basin through reduced water consumption, which may include the Trust purchasing and relinquishing water rights in Diamond Valley to help bring the Diamond Valley basin into a more sustainable water balance.  The Trust’s activities will be governed by a five member Board including one LLC representative.

The Trust may be funded by the LLC in the amount of $4.0 million, contributed to the Trust over several years, contingent on the achievement of certain milestones.  The achievement of these milestones is considered to be probable, and as such the $4.0 million is accrued in the Company’s March 31, 2011, financial statements.  At least 50% of the contributions would be provided upon receipt of all permits, full financing and the Board’s decision to proceed with construction.  The remaining payments would be split evenly with one payment due no later than 150 days from the commencement of commercial production at the Mt. Hope Project and the remaining payment due one year thereafter.

The Mt. Hope Project

Effective as of January 1, 2008, we contributed all of our interest in the assets related to the Mt. Hope Project, including our lease of the Mt. Hope Project into a newly formed entity, the LLC, and in February 2008 (“Closing Date”) entered into an agreement (“LLC Agreement”) for the development and operation of the Mt. Hope Project with POS-Minerals Corporation (“POS-Minerals”) an affiliate of POSCO, a large Korean steel company.  Under the LLC Agreement, POS-Minerals owns a 20% interest in the LLC and General Moly, through a wholly-owned subsidiary, owns an 80% interest.  These ownership interests and/or required contributions under the LLC Agreement can change as discussed below.

Pursuant to the terms of the LLC Agreement, POS-Minerals made its first and second cash contributions to the LLC totaling $100.0 million during the year ended December 31, 2008 (“Initial Contributions”).  Additional amounts will be due from POS-Minerals within 15 days after the date (“ROD Contribution Date”) that specified conditions (“ROD Contribution Conditions”) have been satisfied.  The ROD Contribution Conditions are (i) the receipt of major operating permits for the Mt. Hope Project, (ii) confirmation that the Record of Decision (“ROD”) from the United States Bureau of Land Management (“BLM”) for the Project has become effective, and (iii) any administrative or judicial appeals with respect thereto are final.  We are currently targeting the effectiveness of the ROD and the satisfaction of the other ROD Contribution Conditions to occur six to nine months after publication of the Draft Environmental Impact Statement (“DEIS”) in the Federal Register, which we expect to occur in the second or third quarter of this year.  However, circumstances beyond our control, including reviewing agency delays or requests for additional information or studies, and requests for review or appeals of the BLM decision, could cause the effectiveness of the ROD and/or the satisfaction of the other ROD Contribution Conditions to be delayed.  Once the ROD is effective and financing is in place, we expect that production will occur approximately 20 months following initiation of project construction.

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

Furthermore, the LLC Agreement permits POS-Minerals to put its interest in the LLC to Nevada Moly after a change of control of Nevada Moly or the Company, as defined in the LLC Agreement, followed by a failure to use standard mining industry practice in connection with development and operation of the Mt. Hope Project as contemplated by the parties for a period of twelve consecutive months.  If POS-Minerals puts its interest, Nevada

Moly or its transferee or surviving entity would be required to purchase the interest for 120% of POS-Minerals’ contributions to the LLC plus 10% interest per annum.

The Initial Contributions of $100.0 million that were made by POS-Minerals during 2008 were expended by the second quarter of 2009 in accordance with the program and budget requirements of the Mt. Hope Project.  Nevada Moly is required, pursuant to the terms of the LLC Agreement, to advance funds required to pay costs for the development of the Mt. Hope Project that exceed the Initial Contributions until the ROD Contribution Date, at which point the contributions described above to be made by POS-Minerals will be applied to reimburse us for POS-Minerals’ share of such development costs.  All costs incurred after the ROD Contribution Date will be allocated and funded pro rata based on each party’s ownership interest.  POS-Minerals’ share of such development costs amounted to approximately $34.6 million as of March 31, 2011.  The interest of a party in the LLC that does not make its pro rata capital contributions to fund costs incurred after the ROD Contribution Date is subject to dilution based on the Dilution Formula.

Liquidity, Capital Resources and Capital Requirements

For the period from December 31, 2010, to March 31, 2011

Our total consolidated cash balance at March 31, 2011, was $62.4 million compared to $53.6 million at December 31, 2010.  The increase in our consolidated cash balances for the three months ended March 31, 2011, was due primarily to warrant proceeds received of $19.1 million, offset by development and debt issuance costs incurred of $2.8 million and cash used for operating activities of $6.2 million.  Deposits on property, plant and equipment of $68.4 million relate primarily to scheduled payments for long lead time equipment for the Mt. Hope Project.  See “— Contractual Obligations” below.

Under our cash conservation plan, our non-equipment related cash requirements have declined to approximately $1 million per month.  Based on our current plan and expected timetable, we expect to make additional payments of approximately $1.4 million under milling process equipment orders through the end of 2011, and $14.0 million in 2012.  As the Hanlong financing becomes available and equipment procurement is restarted, agreements that were suspended or terminated will be renegotiated under current market terms and conditions, as necessary.  Accordingly, based on our current cash on hand and our cash conservation plan, the Company expects it will have adequate liquidity for operations through the year ended December 31, 2011, without finalizing the Hanlong financing discussed below, while maintaining the current cash conservation strategy.

The anticipated sources of financing described below, combined with funds anticipated to be received from POS-Minerals in order to retain its 20% share, provide substantially all of our currently planned funding required for constructing and placing the Mt. Hope Project into commercial production.  Funding requirements for working capital needs beyond the capital costs of the Mt. Hope Project will require additional resources.  There can be no assurance that the Company will be successful in raising additional financing in the future on terms acceptable to the Company or at all.

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

On July 30, 2010, the Company and Hanlong executed an amendment to the Purchase Agreement extending the deadline for obtaining Chinese government approvals by two months to October 13, 2010, as well as extending the Company’s deadline for publishing its DEIS and receiving its ROD to February 28, 2011, and November 30, 2011, respectively.  Hanlong received Chinese government approvals for equity investment from the National Development and Reform Commission and the Ministry of Commerce (“MOFCOM”) on October 8, 2010, and October 12, 2010, respectively.  Hanlong filed the MOFCOM approval with the State Administration of Foreign Exchange on October 12, 2010, fulfilling Hanlong’s Chinese government approval obligations.

On October 26, 2010, the Company and Hanlong executed an amendment to the Purchase Agreement setting the closing of Hanlong’s purchase of the first tranche of equity in the Company on December 20, 2010.  The parties agreed that the publication of the Mt. Hope Project’s DEIS was no longer a condition precedent to Hanlong’s first tranche equity investment.  Timely publication of the DEIS does, however, remain a requirement of the entire agreement, and, in conjunction with this amendment, the required date for DEIS publication has been extended to May 31, 2011, from February 28, 2011.  See “Break Fees” below for discussion of the potential penalties incurred if DEIS publication occurs after May 31, 2011 and certain termination rights of Hanlong.

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

The second tranche (“Tranche 2”), which is anticipated to involve the purchase of approximately 15.8 million additional shares, will be for a purchase price of an additional $40.0 million, or approximately $2.53 per share.  The actual number of shares and price per share will be adjusted for any change in the number of fully diluted shares before the closing of Tranche 2.  Significant conditions to the closing of Tranche 2 include issuance of the ROD for the Mt. Hope Project by the BLM, approval of the POO by the BLM, and the completion of documentation for and satisfaction of conditions precedent to lending under the Term Loan, described below.  The Purchase Agreement may be terminated by either party (provided the terminating party is not in default) if the closing of Tranche 2 has not occurred by December 31, 2011, subject to extension under specified circumstances to March 31, 2012.

Hanlong will have the right to purchase a portion of any additional shares of common stock that we issue so that it can maintain its percentage ownership unless its ownership is at the time below 5%.  It may also acquire additional shares so that it maintains a 20% indirect interest in the Mt. Hope Project if our interest in the LLC is reduced below 80%.  If we issue shares to fund the Mt. Hope Project under certain circumstances, and on or before the date of commercial production, and Hanlong exercises its rights to maintain its percentage interest, we will be obligated to refund to Hanlong the cost of such shares over a three-year period up to an aggregate of $9.0 million.

Break Fees.  A break fee is payable by both the Company and Hanlong if the Purchase Agreement terminates because of the failure of certain conditions.  A break fee of $10.0 million is payable to the Company if the Purchase Agreement is terminated because Hanlong fails to obtain necessary Chinese government approvals or to give its assurances about the availability of the Term Loan.  The Company agreed to pay $5.0 million to Hanlong if the conditions concerning our stockholder approval, the publication of the DEIS or the ROD are not timely satisfied or waived and the Purchase Agreement is terminated.  The Company break fees may be increased by $5.0 million if the Purchase Agreement is terminated and the Company has violated the “no-shop” provisions of the

Purchase Agreement.  The break fees may also be increased in other circumstances not to exceed an additional $3.0 million if the Company requests and Hanlong grants certain extensions of deadlines concerning the DEIS, and up to an additional $2.0 million if the Company requests and Hanlong grants certain extensions concerning the ROD.  Further to the break fees, the Company must pay a $2.0 million fee to Hanlong at the granting of an extension concerning the ROD, and such fee will be credited against the arrangement fee described below.  The break fee payable by the Company to Hanlong may be paid in cash, or, in certain circumstances, in shares of our common stock at our option.  If paid in shares, the price would be the volume weighted average of our common stock on the NYSE Amex for the five days ending six days after the announcement of the termination.

On April 26, 2011, the Company notified Hanlong that it did not anticipate publication of the DEIS prior to May 31, 2011, to obtain the DEIS Condition Extension to August 31, 2011.  If the DEIS is not obtained by August 31, 2011, Hanlong may terminate the Purchase Agreement.  If the Purchase Agreement is terminated for failure to obtain the publication of the DEIS by August 31, 2011,the Company will be subject to an additional break fee to Hanlong of $1.0 million per month following May 31, 2011, up to $3.0 million, as outlined above.

Chinese Bank Loan.  Pursuant to the Purchase Agreement, Hanlong is obligated to use its commercially reasonable efforts to procure the Term Loan in an amount of at least $665.0 million with a term of at least 14 years after commercial production begins at the Mt. Hope Project.  The Term Loan will bear interest at a rate tied to the London Interbank Offered Rate (“LIBOR”) plus a spread of between 2% and 4% per annum.  The Purchase Agreement provides that the Term Loan will have customary covenants and conditions; however, the terms of the Term Loan have not yet been negotiated with the lender and we have no assurance as to the final terms of the Term Loan.  Hanlong or an affiliate is obligated to guarantee the Term Loan.  When funds can be drawn by the Company under the Term Loan, the Company will pay a $15.0 million arrangement fee to Hanlong who will pay fees and expenses associated with the Term Loan before the Term Loan Closing, including those charged by the Chinese bank.

Bridge Loan

Hanlong has also agreed to provide a $20.0 million Bridge Loan to the Company which will be available in two equal $10.0 million tranches.  On April 28, 2010, we drew down the first tranche in the amount of $10.0 million.  The second loan tranche became available five business days after receipt of stockholder approval and is subject to the satisfaction of customary conditions.  The first tranche of the Bridge Loan bears interest at LIBOR plus 2% per annum.  The second tranche of the Bridge Loan will bear interest at 10% per annum and remains undrawn by the Company as of March 31, 2011.  The Bridge Loan will be repaid from the proceeds of the Term Loan.  If Hanlong agrees, the second tranche may also be repaid, at the Company’s election, in shares of the Company’s common stock.  If paid in shares, the price would be the volume weighted average of the Company’s shares on the NYSE Amex for a five-day period after public announcement of the event that required repayment.  The Company may offset its right to receive the break fee against its obligations to repay borrowings under the Bridge Loan.  If not sooner repaid, the Bridge Loan will mature on the earliest of 120 days after the issuance of the ROD, the date on which the Purchase Agreement terminates, or March 31, 2012.  The outstanding balance of the Bridge Loan and related accrued interest are recorded as a current liability as of March 31, 2011.  The Bridge Loan and our obligation to pay a break fee to Hanlong under the Purchase Agreement are secured by a pledge by us of a 10% interest in the LLC.

Other Capital Requirements

We also require additional capital to maintain our mining claims and other rights related to the Liberty Property, as well as continue payment of ongoing general and administrative costs associated with supporting our planned operations.

Results of Operations

Three months ended March 31, 2011, compared to three months ended March 31, 2010

For the three months ended March 31, 2011, we had a consolidated net loss of $4.2 million compared with a consolidated net loss of $2.8 million in the same period for 2010.

For the three months ended March 31, 2011, and 2010, exploration and evaluation expenses were $0.2 million and $0.1 million, respectively.

For the three months ended March 31, 2011, and 2010, general and administrative expenses were $3.9 million and $2.7 million, respectively.  For the three months ended March 31, 2011, the increase in costs compared to the previous year relates primarily to overall increases in cash and equity compensation costs.

Interest income was nil for the three months ended March 31, 2011, as a result of substantially lower interest rates and lower consolidated cash balances in 2011 and 2010.  Interest expense was $0.1 million and nil for the three months ended March 31, 2011, and 2010 as a result of interest accrued on the bridge loan outstanding during 2011.

Contractual Obligations

Our contractual obligations as of March 31, 2011, were as follows:

	Payments due by period (in millions)
Contractual obligations	Total	2011	2012 - 2014	2015 - 2016	2017 & Beyond
Long-Term Debt (Capital Lease) Obligations	$0.2	$0.1	$0.1	$—	$—
Operating Lease Obligations	0.4	0.2	0.2	—	—
Purchase Equipment Contracts	15.4	1.4	14.0	—	—
Advance Royalties	17.9	9.0	8.9	—	—
Provision for post closure reclamation and remediation	0.6	—	—	—	0.6
Total	$34.5	$10.7	$23.2	$—	$0.6

At March 31, 2011, we have a contract to purchase two electric shovels that is cancellable and has no firm schedule of payments.  We also have a non-binding letter of agreement on 24 haul trucks that establishes our priority for delivery.  Both agreements provide for the then current pricing using market indices upon initiation of an order.  We have active orders with varying stages of fabrication on milling process equipment comprised of two 230kV primary transformers and substation, a primary crusher, a semi-autogenous mill, two ball mills, and various motors for the mills.  We have suspended fabrication on 16 flotation cells, lime slaking equipment, hydrocyclones, and other smaller milling process equipment with the ability to re-initiate fabrication at any time.  We have completed negotiations with the manufacturer of two multi-hearth molybdenum roasters to terminate its fabrication of this equipment and receive finished goods of the partially completed order.  We plan to re-establish a new purchase order with this manufacturer as financing becomes available and equipment procurement is restarted under then current market terms and conditions.

The following table sets forth the LLC’s remaining cash commitments under milling process equipment purchase contracts at March 31, 2011, resulting from the re-negotiation and cancelation of Purchase Contracts as discussed above (in millions).

Period	Cash Commitments Under Equipment Purchase Contracts as of March 31, 2011
2011	$1.4
2012	14.0
2013	—
Total	$15.4

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

In order to better manage commodity price risk and to seek to reduce the negative impact of fluctuations in prices, we will seek to enter into long term supply contracts.  On December 28, 2007, we entered into a molybdenum supply agreement with ArcelorMittal S.A. (“ArcelorMittal”), the world’s largest steel company, that provides for ArcelorMittal to purchase 6.5 million pounds of molybdenum per year, plus or minus 10%, once the Mt. Hope Project commences commercial operations at minimum specified levels. The supply agreement provides for a floor price along with a discount for spot prices above the floor price and expires five years after the commencement of commercial production at the Mt. Hope Project.  Both the floor and threshold levels at which the percentage discounts change are indexed to a producer price index. On April 16, 2010, ArcelorMittal and the Company entered into an extension molybdenum supply agreement, providing ArcelorMittal with a five-year option to make effective an agreement to purchase from the Company 3.0 million pounds of molybdenum per year for 10 years following the expiration of the initial supply agreement.  The additional optional off-take will be priced in alignment with the Company’s existing supply agreements.  In order for ArcelorMittal to exercise this option and make the extension agreement effective, ArcelorMittal must have beneficial ownership of more than 11.1 million shares of Company common stock on or prior to April 15, 2015.  According to public filings, on January 25, 2011, the boards of directors of ArcelorMittal S.A. and APERAM each approved the transfer of the assets comprising ArcelorMittal’s stainless and specialty steels businesses from its carbon steel and mining businesses to APERAM, a separate entity incorporated in the Grand Duchy of Luxembourg.  This transfer included the off-take agreement the

Company had in place with ArcelorMittal and the shares of the Company’s common stock previously owned by ArcelorMittal.

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

On August 8, 2008, the Company entered into a molybdenum supply agreement (“Sojitz Agreement”) with Sojitz Corporation.  The Sojitz Agreement provides for the supply of 5.0 million pounds per year of molybdenum for five years, beginning once the Mt. Hope Project reaches certain minimum commercial production levels.  One million annual pounds sold under the Sojitz Agreement will be subject to a per-pound molybdenum floor price and is offset by a flat discount to spot molybdenum prices above the floor.  The remaining 4.0 million annual pounds sold under the Sojitz Agreement will be sold with reference to spot molybdenum prices without regard to a floor price.  The Sojitz Agreement includes a provision that allows Sojitz the option to cancel in the event that supply from the Mt. Hope Project has not begun by January 1, 2013.  Based on our current development timeline, Sojitz will have the option to cancel its contract or participate in the molybdenum supply agreement as described above.  If Sojitz elects to cancel its contract with us, the supply of 5.0 million pounds per year of molybdenum for five years will be assumed by Hanlong, pursuant to the terms of the Hanlong molybdenum supply agreement described below.

On March 4, 2010, the Company entered into a molybdenum supply agreement (“Hanlong Agreement”) with Hanlong.  The Hanlong Agreement requires Hanlong to purchase all the Company’s share of the Mt. Hope molybdenum production above that necessary for the Company to meet its existing supply commitments until the expiration of those commitments.  After the expiration of the existing supply agreements, until the original schedule maturity date of the Term Loan, or if the Company elects not to enter into the Term Loan, 14 years after commencement of commercial production, Hanlong must annually purchase the greater of 16 million pounds or 70% of the Company’s share of Mt. Hope production.  Following the original scheduled maturity date of the Term Loan, or if the Company elects not to enter into the Term Loan, 14 years after commencement of commercial production from the Mt. Hope Mine, Hanlong must purchase a percentage of the Company’s share of Mt. Hope production equal to 2.5 times Hanlong’s fully diluted percentage ownership of our common stock.  Subject to certain exceptions, the Hanlong Agreement will terminate once Hanlong’s fully-diluted ownership percentage falls below 5%.  As long as Hanlong continues to guarantee the Term Loan, the Hanlong Agreement will not terminate even if Hanlong’s ownership falls below 5%.  If the cause of Hanlong’s ownership falling below 5% is a change of control of the Company or a dilutive transaction in which Hanlong does not have the right to participate, the Hanlong Agreement will not terminate and Hanlong will be obligated to continue to purchase a percentage of the Company’s share of Mt. Hope production equal to 2.5 times Hanlong’s fully-diluted percentage ownership of the Company as it existed immediately prior to such change of control or dilutive transaction.  If the Company elects not to enter into the Term Loan, and the second loan tranche does not close, Hanlong’s obligation to purchase the Company’s share of Mt. Hope production in each of the periods described above will be half of the obligations described above.  Twenty-five percent of the production Hanlong receives will be sold at a floor price per pound subject to adjustment similar to the ArcelorMittal and SeAH Agreements above.  The remaining 75% of the production Hanlong receives will be sold with reference to spot molybdenum prices less a small discount.

All four long term supply agreements provide for supply only after commercial production levels are achieved, and no provisions require the Company to deliver product or make any payments if commercial production is never achieved, or declines in later periods and have floor prices ranging from $14.00 to $14.75 per pound and incremental discounts above the floor price.  The agreements require that monthly shortfalls be made up only if the Company’s portion of Mt. Hope production is available for delivery, after POS-Minerals has taken its share.  In no event do these requirements to make up monthly shortfalls become obligations of the Company if production does not meet targeted levels.

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

Interest Rate Risk

As of March 31, 2011, we had a balance of cash and cash equivalents of $64.2 million.  Interest rates on short term, highly liquid investments have not changed materially since December 31, 2010, and continue to be 1% or less on an annualized basis.  Our debt agreements have interest rates of LIBOR plus a percentage.  Any significant rise in the LIBOR rate during the course of our debt agreements may affect our ability to service the debt.

ITEM 4.          CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on the foregoing, our management concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In December of 2010, the Nevada State Engineer conducted a four-day hearing where protests to the Company’s water applications were heard.  The Company currently anticipates a ruling by the State Engineer most likely during the third quarter of 2011.

ITEM 1A.       RISK FACTORS.

Our Annual Report on Form 10-K for the year ended December 31, 2010, including the discussion under the heading “Risk Factors” therein, and this report describe risks that may materially and adversely affect our business, results of operations or financial condition.  The risks described in our Annual Report on Form 10-K and this report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operations.  Other than as supplemented below, there have been no material changes in the risk factors reported in our last Annual Report on Form 10-K.

Purchase Agreement May Be Terminated.  The Purchase Agreement with Hanlong may be terminated by Hanlong if the DEIS is not published by August 31, 2011.  While we believe that the DEIS will be published before that deadline, if it is not published by August 31, 2011 we will be required to renegotiate the deadline with Hanlong or face the possibility that Hanlong will terminate the Purchase Agreement.

Special Note Regarding Forward-Looking Statements

Certain statements in this report may constitute forward-looking statements, which involve known and unknown risks, uncertainties and other factors, which may cause actual results, performance or achievements of our Company, the Mt. Hope Project, Liberty Property and our other projects, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  We use the words “may,” “will,” “believe,” “expect,” “anticipate,” “intend,” “future,” “plan,” “estimate,” “potential” and other similar expressions to identify forward-looking statements.  These forward-looking statements are subject to a number of risks, uncertainties and assumptions that could cause actual results to differ materially from those in the forward looking statements. Such risks, uncertainties and assumptions are described in the “Risk Factors” section included in our Annual Report on Form 10-K for the year ended December 31, 2010, and this report, and include, among other things:

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

•                  provisions of Delaware law and our charter and bylaws may delay or prevent transactions that would benefit shareholders;

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
10.1

Agreement to Reprice and Exercise Warrants between the Company and CCM Master Qualified Fund, Ltd. dated December 21, 2010 (Filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on January 5, 2011.).

10.2

Agreement to Reprice and Exercise Warrants between the Company and CCM Special Holdings Fund, L.P. dated December 21, 2010 (Filed as Exhibit 10.2 to our Current Report on Form 8-K, filed on January 5, 2011.).

10.3	Stockholder Agreement between the Company and Hanlong (USA) Mining Investment, Inc. dated December 20, 2010 (Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on December 21, 2010.).
10.4	Separation and Release Agreement dated March 24, 2011, by and between General Moly, Inc. and Gregory McClain (filed herewith).
10.5	General Release in Full of All Claims dated March 24, 2011, by and between General Moly, Inc. and Gregory McClain (filed herewith).
10.6	Form of Restricted Stock Unit Agreement for the Company’s 2006 Equity Incentive Plan (performance-based vesting) (filed herewith).
10.7	Form of Restricted Stock Unit Agreement for the Company’s 2006 Equity Incentive Plan (time-based vesting) (filed herewith).
10.8	Form of Stock Appreciation Rights Grant Notice for the Company’s 2006 Equity Incentive Plan (filed herewith).
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description of Exhibit
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 2, 2011

GENERAL MOLY, INC.

	By:	/s/ David A. Chaput
David A. Chaput
Chief Financial Officer and
Duly Authorized Officer