Form 10-Q
period 2011-06-30
General Moly, Inc
filed 2011-08-03
CIK 1275229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

The number of shares outstanding of issuer’s common stock as of July 29, 2011, was 90,776,007.

PART I - FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

GENERAL MOLY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	June 30, 2011 (Unaudited)	December 31, 2010
ASSETS:
CURRENT ASSETS
Cash and cash equivalents	$59,267	$53,571
Deposits, prepaid expenses and other current assets	660	148
Total Current Assets	59,927	53,719
Mining properties, land and water rights — Note 4	137,882	133,093
Deposits on project property, plant and equipment	64,783	68,363
Restricted cash held for electricity transmission	12,005	12,005
Restricted cash held for reclamation bonds	1,133	1,133
Non-mining property and equipment, net	914	1,045
Debt issuance costs	2,197	887
Other assets	2,994	2,994
TOTAL ASSETS	$281,835	$273,239
LIABILITIES, CONTINGENTLY REDEEMABLE NONCONTROLLING INTEREST AND EQUITY:
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$2,071	$4,138
Accrued advance royalties	8,950	9,500
Current portion of long term debt	10,484	194
Total Current Liabilities	21,505	13,832
Provision for post closure reclamation and remediation costs	559	571
Deferred gain	800	215
Accrued advance royalties	8,950	8,950
Accrued payments to Agricultural Sustainability Trust	4,000	4,000
Long term debt, net of current portion	218	10,481
Total Liabilities	36,032	38,049

COMMITMENTS AND CONTINGENCIES — Note 10

CONTINGENTLY REDEEMABLE NONCONTROLLING INTEREST	98,073	98,753

EQUITY
Common stock, $0.001 par value; 200,000,000 shares authorized, 90,774,913 and 85,353,473 shares issued and outstanding, respectively	91	85
Additional paid-in capital	255,318	234,517
Accumulated deficit before exploration stage	(213)	(213)
Accumulated deficit during exploration and development stage	(107,466)	(97,952)
Total Equity	147,730	136,437
TOTAL LIABILITIES, CONTINGENTLY REDEEMABLE NONCONTROLLING INTEREST AND EQUITY	$281,835	$273,239

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOLY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited — In thousands, except per share amounts)

	Three Months Ended		Six Months Ended		January 1, 2002 (Inception of Exploration
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010	Stage) to June 30, 2011

REVENUES	$—	$—	$—	$—	$—
OPERATING EXPENSES:
Exploration and evaluation	288	180	456	308	38,589
Write downs of development and deposits	3,403	—	3,403	—	8,819
General and administrative expenses	2,291	2,985	6,228	5,703	65,755
TOTAL OPERATING EXPENSES	5,982	3,165	10,087	6,011	113,163
LOSS FROM OPERATIONS	(5,982)	(3,165)	(10,087)	(6,011)	(113,163)
OTHER INCOME / (EXPENSE)
Interest and dividend income	8	5	19	6	4,060
Interest expense	(66)	(41)	(126)	(41)	(290)
TOTAL OTHER (EXPENSE) / INCOME, NET	(58)	(36)	(107)	(35)	3,770
LOSS BEFORE INCOME TAXES	(6,040)	(3,201)	(10,194)	(6,046)	(109,393)
Income Taxes	—	—	—	—	—
CONSOLIDATED NET LOSS	$(6,040)	$(3,201)	$(10,194)	$(6,046)	$(109,393)
Less: Net loss attributable to contingently redeemable noncontrolling interest	680	—	680	—	1,927
NET LOSS ATTRIBUTABLE TO GENERAL MOLY, INC.	$(5,360)	$(3,201)	$(9,514)	$(6,046)	$(107,466)
Basic and diluted net loss attributable to General Moly per share of common stock	$(0.06)	$(0.04)	$(0.10)	$(0.08)	$
Weighted average number of shares outstanding — basic and diluted	90,750	72,568	90,749	72,557

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOLY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited — In thousands)

	Six Months Ended		January 1, 2002 (Inception of Exploration Stage) to
	June 30, 2011	June 30, 2010	June 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(10,194)	$(6,046)	$(109,393)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	198	184	1,430
Interest expense	126	41	290
Equity compensation for employees and directors	1,282	604	16,381
(Increase) in deposits, prepaid expenses and other	(291)	(4)	(347)
(Decrease) increase in accounts payable and accrued liabilities	(2,655)	(975)	803
(Decrease) increase in post closure reclamation and remediation costs	(12)	(25)	350
Write downs of development and deposits	3,403	—	8,819
Services and expenses paid with common stock	—	—	1,990
Repricing of warrants	—	585	965
(Increase) in restricted cash held for electricity transmission	—	—	(12,005)
Net cash used by operating activities	(8,143)	(5,636)	(90,717)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for the purchase of equipment	—	—	(1,548)
Purchase and development of mining properties, land and water rights	(4,743)	(5,819)	(113,450)
Deposits on property, plant and equipment	(6)	(24,331)	(68,090)
Proceeds from option to purchase agreements	585	100	800
Purchase of securities	—	—	(137)
Increase in restricted cash held for reclamation bonds	—	—	(642)
Cash provided by sale of marketable securities	—	—	246
Net cash used by investing activities	(4,164)	(30,050)	(182,821)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock, net of issuance costs	19,412	56	227,719
Net (decrease) increase in leased assets	(99)	(89)	231
Payments for debt issuance costs	(1,310)	—	(2,197)
Proceeds from debt	—	10,000	10,000
Cash proceeds from POS-Minerals Corporation	—	—	100,000
Cash paid to POS-Minerals Corporation for purchase price adjustment	—	—	(2,994)
Net cash provided by financing activities	18,003	9,967	332,759
Net increase (decrease) in cash and cash equivalents	5,696	(25,719)	59,221
Cash and cash equivalents, beginning of period	53,571	48,614	46
Cash and cash equivalents, end of period	$59,267	$22,895	$59,267
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Equity compensation capitalized as development	$112	$472	$6,312
Restricted cash held for reclamation bond acquired in an acquisition	—		491
Post closure reclamation and remediation costs and accounts payable assumed in an acquisition	—	—	263
Common stock and warrants issued for property and equipment	—	—	1,586
Accrued portion of deposits on property, plant and equipment	183	—	183
Accrued portion of advance royalties	—	—	17,900
Accrued portion of payments to the Agricultural Sustainability Trust	—	—	4,000

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

Pursuant to the terms of the LLC Agreement, POS-Minerals made its first and second cash contributions to the LLC totaling $100.0 million during the year ended December 31, 2008 (“Initial Contributions”).  Additional amounts will be due from POS-Minerals within 15 days after the date (“ROD Contribution Date”) that specified conditions (“ROD Contribution Conditions”) have been satisfied.  The ROD Contribution Conditions are (i) the receipt of major operating permits for the Mt. Hope Project, (ii) confirmation that the Record of Decision (“ROD”) from the United States Bureau of Land Management (“BLM”) for the Mt. Hope Project has become effective, and (iii) any administrative or judicial appeals with respect thereto are final.  We are currently targeting the effectiveness of the ROD and the satisfaction of the other ROD Contribution Conditions to occur six to nine months after publication of the Draft Environmental Impact Statement (“DEIS”) in the Federal Register, which we expect to occur in the third or fourth quarter of this year.  However, circumstances beyond our control, including reviewing agency delays or requests for additional information or studies, and requests for review or appeals of the BLM decision, could cause the effectiveness of the ROD and/or the satisfaction of the other ROD Contribution Conditions to be delayed.  Once the ROD is effective and financing is in place, we expect that production will occur approximately 20 months following initiation of project construction.

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

In addition, as commercial production at the Mt. Hope Project will not be achieved by December 31, 2011, the LLC may be required to return to POS-Minerals $36.0 million of its contributions to the LLC, with no corresponding reduction in POS-Minerals’ ownership percentage.  Based on our current plan and assuming POS-Minerals has made its additional $56.0 million contribution, a payment to POS-Minerals of $36.0 million will be due 20 days after the commencement of commercial production, as defined in the LLC Agreement.   We currently

anticipate such payment being required during 2014.  If POS-Minerals does not make its additional $56.0 million contribution when due, no return of contributions is required by us.  Our wholly-owned subsidiary and 80% owner of the LLC, Nevada Moly, LLC (“Nevada Moly”), is obligated under the terms of the LLC Agreement to make capital contributions to fund the return of contributions to POS-Minerals, if required.  If Nevada Moly does not make these capital contributions, POS-Minerals has an election to either make a secured loan to the LLC to fund the return of contributions, or receive an additional interest in the LLC of approximately 5%.  In the latter case, our interest in the LLC is subject to dilution by a percentage equal to the ratio of 1.5 times the amount of the unpaid contributions over the aggregate amount of deemed capital contributions (as determined under the LLC Agreement) of both parties to the LLC (“Dilution Formula”).  At December 31, 2010, the aggregate amount of deemed capital contributions of both parties was $880.0 million.

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

The Initial Contributions of $100.0 million that were made by POS-Minerals during 2008 were expended by the second quarter of 2009 in accordance with the program and budget requirements of the Mt. Hope Project.  Nevada Moly is required, pursuant to the terms of the LLC Agreement, to advance funds required to pay costs for the development of the Mt. Hope Project that exceed the Initial Contributions until the ROD Contribution Date, at which point the contributions described above to be made by POS-Minerals will be applied to reimburse us for POS-Minerals’ share of such development costs.  All costs incurred after the ROD Contribution Date will be allocated and funded pro rata based on each party’s ownership interest.  POS-Minerals’ share of such development costs amounted to approximately $34.6 million as of June 30, 2011.  The interest of a party in the LLC that does not make its pro rata capital contributions to fund costs incurred after the ROD Contribution Date is subject to dilution based on the Dilution Formula.

NOTE 2 — LIQUIDITY AND CAPITAL REQUIREMENTS

Our consolidated cash balance at June 30, 2011, was $59.3 million compared to $53.6 million at December 31, 2010.  The cash needs for the development of the Mt. Hope Project require that we or the LLC finalize the financing described below in addition to the capital contributions to be received from POS-Minerals.

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

Securities Purchase Agreement with Hanlong (USA) Mining Investment Inc.

On March 4, 2010, we signed a Securities Purchase Agreement (the “Purchase Agreement”) with Hanlong (USA) Mining Investment, Inc. (“Hanlong”), an affiliate of Sichuan Hanlong Group, a large privately held Chinese company.  The Purchase Agreement and the related agreements described below form the basis of a significant investment by Hanlong in the Company that is intended to provide the Company with adequate capital to develop the Mt. Hope Project.  The Purchase Agreement provides for the sale to Hanlong of shares of our common stock in two tranches that will aggregate 25% of our outstanding stock on a fully diluted basis.  The average price per share, based on the anticipated number of shares to be issued and the market price of the shares at the time the agreement was enacted, is $2.88 for an aggregate price of $80.0 million.  The share issuance is part of a larger transaction that includes the commitment by Hanlong to use its commercially reasonable efforts to procure a $665.0 million bank loan for the Company (the “Term Loan”) from a prime Chinese bank that will be guaranteed by an affiliate of Hanlong, a $20.0 million bridge loan (the “Bridge Loan”) from Hanlong to the Company, $10.0 million of which has been drawn by the Company as of June 30, 2011, and a long-term molybdenum supply off-take agreement pursuant to which a Hanlong affiliate will agree to purchase a substantial part of the molybdenum production from the Mt. Hope Project at specified prices.  Twenty-five percent of the production Hanlong receives will be sold at a floor price per pound ranging from $14.25 to $15.25 subject to periodic adjustment.  The remaining seventy-five percent of the production Hanlong receives will be sold with reference to spot molybdenum prices less a small discount.

The Purchase Agreement

Stock Purchase.  The Purchase Agreement provides, subject to its’ terms and conditions, for the purchase by Hanlong for an aggregate price of $80.0 million, of approximately 27.6 million shares of our common stock which will equal 25% of our outstanding common stock on a fully-diluted basis following the purchase, or approximately 38.3% of our outstanding common stock at the time the transaction was announced.  Fully diluted is defined as all of our outstanding common stock plus all outstanding options and warrants, whether or not currently exercisable.

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

On July 7, 2011, the Company and Hanlong executed an amendment to the Purchase Agreement eliminating the deadline for publication of the DEIS and extending the ROD deadline from November 30, 2011, to the earlier of nine months following DEIS publication or September 30, 2012.  The ROD deadline remains extendable by up to three months to December 31, 2012, as discussed in “Break Fees” below.  The Purchase Agreement may be terminated by either party (provided the terminating party is not in default) if the closing of Tranche 2 has not occurred on or before the earlier of September 30, 2012 (unless the parties have agreed to the ROD Condition Extension date of December 31, 2012) or twelve months after the issuance of the ROD.

Hanlong will have the right to purchase a portion of any additional shares of common stock that we issue so that it can maintain its percentage ownership unless its ownership is at the time below 5% at the earlier of the closing of Tranche 2 or closing of the Term Loan.  It may also acquire additional shares so that it maintains a 20% indirect interest in the Mt. Hope Project if our interest in the LLC is reduced below 80%.  If we issue shares to fund the Mt. Hope Project under certain circumstances, and on or before the date of commercial production, and Hanlong exercises its rights to maintain its percentage interest, we will be obligated to refund to Hanlong the cost of such shares over a three-year period up to an aggregate of $9.0 million.

Break Fees.  A break fee is payable by both the Company and Hanlong if the Purchase Agreement terminates because of the failure of certain conditions.  A break fee of $10.0 million is payable to the Company if the Purchase Agreement is terminated because Hanlong fails to obtain necessary Chinese government approvals or to give its assurances about the availability of the Term Loan, which may be offset against any balances owed by the Company under the Bridge Loan.  The Company agreed to pay $5.0 million to Hanlong if the conditions concerning our stockholder approval or the ROD are not timely satisfied or waived and the Purchase Agreement is terminated.  The Company break fees may be increased by $5.0 million if the Purchase Agreement is terminated and the Company has violated the “no-shop” provisions of the Purchase Agreement.  The break fees may also be increased in other circumstances not to exceed an additional $2.0 million if the Company requests and Hanlong grants certain extensions concerning the ROD.  Further to the break fees, the Company must pay a $2.0 million fee to Hanlong at the granting of an extension concerning the ROD, and such fee will be credited against the arrangement fee described below.  The break fee payable by the Company to Hanlong may be paid in cash, or, in certain circumstances, in shares of our common stock at our option.  If paid in shares, the price would be the volume weighted average of our common stock on the NYSE Amex for the five days ending six days after the announcement of the termination.

Chinese Bank Term Loan.  Pursuant to the Purchase Agreement, Hanlong is obligated to use its commercially reasonable efforts to procure the Term Loan in an amount of at least $665.0 million with a term of at least 14 years after commercial production begins at the Mt. Hope Project.  The Term Loan will bear interest at a rate tied to the London Interbank Offered Rate (“LIBOR”) plus a spread of between 2% and 4% per annum.  The Purchase Agreement provides that the Term Loan will have customary covenants and conditions; however, the terms of the Term Loan have not yet been negotiated with the lender and we have no assurance as to the final terms of the Term Loan.  Hanlong or an affiliate is obligated to guarantee the Term Loan.  When funds can be drawn by the Company under the Term Loan, the Company will pay a $15.0 million arrangement fee to Hanlong who will pay fees and expenses associated with the Term Loan before the Term Loan Closing, including those charged by the Chinese bank.

On July 7, 2011, the Company and Hanlong executed an amendment to the Purchase Agreement extending Hanlong’s commitment to make available the Term Loan from two months following ROD to nine months following ROD.

Bridge Loan

Hanlong agreed to provide a $20.0 million Bridge Loan to the Company which has been made available in two equal $10.0 million tranches.  On April 28, 2010, we drew down the first tranche in the amount of $10.0 million.  The second loan tranche became available five business days after receipt of stockholder approval and is subject to the satisfaction of customary conditions.  The first tranche of the Bridge Loan bears interest at LIBOR plus 2% per annum.  The second tranche of the Bridge Loan will bear interest at 10% per annum and remains undrawn by the Company as of June 30, 2011.  The Bridge Loan will be repaid from the proceeds of the Term Loan.  If Hanlong agrees, the second tranche may also be repaid, at the Company’s election, in shares of the Company’s common stock.  If paid in shares, the price would be the volume weighted average of the Company’s shares on the NYSE Amex for a five-day period after public announcement of the event that required repayment.  The Company may offset its right to receive the break fee against its obligations to repay borrowings under the Bridge Loan.  On July 7, 2011, the Company and Hanlong executed an amendment to the Bridge Loan Agreement extending the maturity date to the earlier of (i) 270 days after the issuance of the ROD, (ii) the date on which the Purchase Agreement terminates, and (iii) the earlier of December 31, 2012 and the availability of the Term Loan.  The outstanding balance of the Bridge Loan and related accrued interest are recorded as a current liability as of June 30, 2011 as the Company anticipates the Term Loan will become available within the next twelve months.  The Bridge Loan and our obligation to pay a break fee to Hanlong under the Purchase Agreement are secured by a pledge by us of a 10% interest in the LLC.

Stockholder Agreement

In connection with the Tranche 1 closing, Hanlong signed a Stockholder Agreement with the Company that limits Hanlong’s future acquisitions of our common stock, provides for designation of up to two directors to our Board, and places some restrictions on Hanlong’s voting and disposition of our shares.

After the Tranche 1 closing, Hanlong became entitled to nominate one director to our Board, which right will remain in place so long as it maintains at least a 10% fully diluted interest in the Company or its guarantee of the Term Loan is effective.  Hanlong nominated Hui (Steven) Xiao to serve on our Board, and Mr. Xiao was appointed as a director in February 2011.  Additionally, Hanlong became entitled to nominate a member to replace one of Nevada Moly’s members on the LLC management committee.  Hanlong nominated Nelson Chen, and he was appointed to the management committee in December, replacing David Chaput, of Nevada Moly.  The Hanlong nominee may serve on the LLC committee until the earlier of the expiration or termination of the Hanlong guaranty, following the closing of the Term Loan, or rejection of the Term Loan.  After the Tranche 2 closing, and so long as Hanlong retains fully-diluted stock ownership of at least 20%, Hanlong will be entitled to nominate a second director.  The Company has agreed to assure that each Hanlong nominee is included in the Board’s slate of nominees submitted to our stockholders, subject to the Board’s fiduciary obligations and compliance by the nominee with applicable law and Company requirements concerning disclosure of information.  The Hanlong nominees may also serve on committees for which they are eligible.

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

As of March 2009, the Company had purchase orders for mining and milling process equipment.  Some orders for mining equipment were cancelled, while orders for electric shovels and haul trucks were modified to become cancellable or non-binding.  Most equipment orders for the custom-built grinding and other milling process equipment are being completed by the manufacturers and the equipment is being stored.  The grinding and milling process equipment required the longest lead times and maintaining these orders was critical to the Company’s ability to rapidly restart the Mt. Hope Project development.  The Company completed negotiations with other equipment manufacturers to suspend or terminate fabrication of other milling equipment.  As funding becomes available and equipment procurement is restarted, agreements that were suspended or terminated will be renegotiated under new market terms and conditions, as necessary.

Based on our current plan, expected timetable, and the results of such negotiations, we expect to make additional payments on milling process equipment orders of approximately $1.4 million through the end of 2011, and $14.0 million in 2012.  Based on payments made in 2009 and 2010 and the final payments to be made in 2011 and early 2012 for the gyratory crusher, SAG and ball mills and related electric mill drives, and some other long-lead equipment, we will own this equipment.   This strategy should allow for a rapid restart of the Mt. Hope Project development.

The cash conservation plan has reduced our total cash utilization for general administrative and overhead expenses to approximately $1 million per month, inclusive of maintenance costs at the Liberty Property.  Such ongoing costs, combined with the $15.4 million in process equipment commitments noted above and the $17.9 million in construction royalty advances described in Note 10, comprise the spending requirements the Company has in place through the end of 2012 without restarting the project.  Based on our current cash on hand and this ongoing cash conservation plan, the Company expects it will have adequate liquidity through the restart of the project and execution of the financing plan.  We plan to restart engineering and procurement efforts during 2011 as key milestones in the permitting process are reached.

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

Accounting Method

Our financial statements are prepared using the accrual basis of accounting in accordance with GAAP.  With the exception of the LLC, all of our subsidiaries are wholly owned.  In February 2008, we entered into the agreement which established our ownership interest in the LLC at 80%.  At June 30, 2011, the consolidated financial statements include all of our wholly owned subsidiaries and the LLC.  The POS-Minerals contributions attributable to their 20% interest are shown as Contingently Redeemable Noncontrolling Interest on the Consolidated Balance Sheet.  For the three and six months ended June 30, 2011, the LLC had net operating expenses of $3.4 million and therefore the Consolidated Statement of Operations reflects a net loss attributable to contingently redeemable noncontrolling interest for that period of $0.7 million.

Reclassification of Prior Period Amounts

Certain prior period amounts have been reclassified to conform to the current period presentation.

Contingently Redeemable Noncontrolling Interest (“CRNCI”)

On January 1, 2009, we adopted Financial Accounting Standards Board (“FASB”) authoritative guidance related to Noncontrolling Interests in Consolidated Financial Statements, the provisions of which, among others, require the recognition of a noncontrolling interest (previously referred to as minority interest), as a component of equity in the consolidated financial statements and separate from the parent’s equity for all periods presented. In addition, the amount of net income or loss attributable to the noncontrolling interest is included in net income or loss on the face of the consolidated statement of operations.  Under GAAP, certain noncontrolling interests in consolidated entities meet the definition of mandatorily redeemable financial instruments if the ability to redeem the interest is outside of the control of the consolidating entity.  As described in Note 1, the LLC Agreement permits POS-Minerals the option to put its interest in the LLC to Nevada Moly upon a change of control, as defined in the LLC Agreement, followed by a failure to use standard mining industry practice in connection with development and operation of the Mt. Hope Project as contemplated by the parties for a period of twelve consecutive months.  As such, the CRNCI has continued to be shown as a separate caption between liabilities and equity (mezzanine section).  The carrying value of the CRNCI reflects the investment of the noncontrolling interest, less losses attributable to the interest.

Estimates

The process of preparing consolidated financial statements requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses.  Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements.  Accordingly, upon settlement, actual results may differ from estimated amounts.

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company’s cash equivalent instruments are classified within Level 1 of the fair value hierarchy established by FASB guidance for Fair Value Measurements because they are valued based on quoted market prices in active markets.  These cash instruments included $55.0 million in U.S. Treasury securities at June 30, 2011.

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

Basic and Diluted Net Loss Per Share

Net loss per share was computed by dividing the net loss attributable to General Moly, Inc. by the weighted average number of shares outstanding during the period.   The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  Outstanding warrants to purchase 1,000,000 and 7,455,434 shares of common stock, options to purchase 2,484,990 and 2,743,323 shares of common stock, unvested stock awards totaling 439,530 and 222,074 and shares under Stock Appreciation Rights (“SARs”) totaling 797,605 and 614,719 at June 30, 2011, and 2010, respectively, were not included in the computation of diluted loss per share for the three and six months ended June 30, 2011, and 2010, respectively, because to do so would have been anti-dilutive.  Therefore, basic loss per share is the same as diluted loss per share.

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

Depreciation and Amortization

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Property and equipment are depreciated using the following estimated useful lives: field equipment — four to ten years; office furniture, fixtures; and equipment — five to seven years; vehicles — three to five years; leasehold improvements — three years; residential trailers — ten to twenty years; and buildings and improvements — ten to twenty seven and one-half years.  At June 30, 2011, and 2010, accumulated depreciation and amortization was $1.2 and $0.8 million, respectively, of which $0.9 and $0.6 million, respectively, were capitalized.

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

Estimates of such liabilities are based upon currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of inflation and other societal and economic factors, and include estimates of associated legal costs.  These amounts also reflect prior experience in remediation of contaminated sites, other companies’ clean-up experience and data released by the United States Environmental Protection Agency (“EPA”) or other organizations.  Such estimates are by their nature imprecise and can be expected to be revised over time because of changes in government regulations, operations, technology and inflation.  Recoveries of any costs incurred are evaluated separately from the liability. When recovery is assured, the Company records and reports an asset separately from the associated liability.

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

Debt Issuance Costs

The Company has capitalized certain costs incurred in direct pursuit of the Term Loan.  These costs will be amortized over the life of the Term Loan using the effective interest method once it has been obtained.

Comprehensive Loss

For the three months and six months ended June 30, 2011, and 2010, the Company’s comprehensive loss was equal to the respective net loss for each of the periods presented.

Recently Issued Accounting Pronouncements

Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs

In May 2011, the FASB issued Accounting Standards Update (ASU) 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The Update amends fair value measurements and disclosures to (1) clarify the board’s intent in respect of existing measurement guidance, (2) revise certain measurement guidance that changes or modifies a principle, and (3) add disclosure requirements concerning the measurement uncertainty of level 3 measurements. This guidance is effective for the Company for the first interim or annual period beginning on or after December 15, 2011. The Company does not anticipate this guidance having a material effect on the Company’s financial condition, results of operation, or cash flows.

Comprehensive Income (Topic 220): Presentation of Comprehensive Income

In June 2011, the FASB issued Accounting Standards Update (ASU) 2011-02, Comprehensive Income (Topic 220): Presentation of Comprehensive Income.  Under the amendments, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance is effective for the Company for the fiscal year beginning after December 15, 2011. The Company does not anticipate this guidance having a material effect on the Company’s financial condition, results of operation, or cash flows.

NOTE 4 — MINING PROPERTIES, LAND AND WATER RIGHTS

We currently have interests in two mining properties that are the primary focus of our operations.  The Mt. Hope Project is currently in the development stage and the Liberty Property is in the exploration and evaluation stage.  The following is a summary of mining properties, land and water rights at June 30, 2011, and December 31, 2010 (in thousands):

	At June 30, 2011	At December 31, 2010
Mt. Hope Project:
Development costs	$94,399	$89,602
Mineral, land and water rights	10,253	10,253
Advance Royalties	22,600	22,600
Total Mt. Hope Project	127,252	122,445
Total Liberty Property	9,741	9,749
Other Properties	889	889
Total	$137,882	$133,093

On June 26, 2009, the Company and Josephine Mining Corp. (“JMC”), a privately-owned Canadian company whose president is a related party to one of the Company’s Board members, entered into an Option to

Purchase Agreement for the Company’s Turner Gold property, a multi-metallic property located in Josephine County, Oregon. The Company acquired the property in 2004.  JMC paid $0.1 million upon entering into the agreement and an additional $0.3 million in January 2011, which allows JMC certain exploratory rights through the option period.  Each option is non-refundable. The $0.4 million has been recorded as a deferred gain pending completion of the purchase.  The final installment payment of $1.6 million is due on or before December 26, 2011.  If JMC makes all three of the installment payments, ownership of the Turner Gold property will transfer to JMC upon the final payment. The Company will also retain a production royalty of 1.5% of all net smelter returns on future production from the property, should JMC acquire the property.  The book value of the Company’s investment in the Turner Gold property is approximately $800,000.

On March 8, 2010, the Company and Ascot USA, Inc. (“Ascot”), a Washington corporation, entered into an Option to Purchase Agreement for the Company’s Margaret property, an undivided 50% interest in the reserved mineral rights and all of the Company’s interest in the 105 unpatented mining claims comprising the Red Bonanza Property, situated in the St. Helens Mining District, Skamania County, Washington.  The Company acquired the property in 2004.  Ascot paid $0.1 million upon entering into the agreement and an additional $0.3 million in May 2011, which allows Ascot certain exploratory rights through the option period.  Each option is non-refundable.  The $0.4 million has been recorded as a deferred gain pending completion of the purchase.  The final installment payment of $1.6 million is due on or before June 8, 2012.  If Ascot makes all three of the installment payments, ownership of the Margaret property will transfer to Ascot upon the final payment.  The Company will also retain a production royalty of 1.5% of all net smelter returns on future production from the property, should Ascot acquire the property.  It was determined in 2005 that the Margaret property did not represent a feasible project.  All costs associated with the project were expensed at that time and the Company carries no book value in the project.

Development costs and Deposits on project property, plant and equipment

Development costs of $94.4 million include hydrology and drilling costs, expenditures to further the permitting process, capitalized salaries, project engineering costs, and other expenditures required to fully develop the Mt. Hope Project.  Deposits on project property, plant and equipment of $64.8 million represent ongoing progress payments on equipment orders for the custom-built grinding and milling equipment, related electric mill drives, and other processing equipment that require the longest lead times.  The Company has written off approximately $3.4 million in deposits related to a contract for the purchase of electric shovels with the passage of a June 30, 2011 deadline for a firm purchase order.  The contract remains in place and the remaining $3.4 million deposit requires a firm purchase order by June 30, 2012, along with additional payments due at the time of order.

Restricted Cash held for Electricity Transmission

The LLC has paid $12.0 million into an escrow arrangement for electricity transmission services.  The amount represents security on a transmission contract that will provide power to the Mt. Hope Project, and is accounted for as restricted cash.  All amounts escrowed are to be returned to the Company as electricity is delivered or on December 1, 2015, in the event that electricity transmission at the Mt. Hope Project has not commenced or at the time the agreement is cancelled by the Company.

NOTE 5 — COMMON STOCK UNITS, COMMON STOCK AND COMMON STOCK WARRANTS

During the three and six months ended June 30, 2011, we issued 84,902 and 335,616 shares of common stock pursuant to stock awards under the Company’s equity incentive plans.

At June 30, 2011, we had warrants outstanding totaling 1,000,000, which are exercisable at $5.00 per share once General Moly has received financing necessary for the commencement of commercial production at the Mt. Hope Project and will expire one year afterwards.

Pursuant to our Certificate of Incorporation, we are authorized to issue 200,000,000 shares of $0.001 par value common stock.  All shares have equal voting rights, are non-assessable and have one vote per share.  Voting rights are not cumulative and therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

NOTE 6 — PREFERRED STOCK

Pursuant to our Certificate of Incorporation we are authorized to issue 10,000,000 shares of $0.001 per share par value preferred stock.  The authorized but unissued shares of preferred stock may be issued in designated series from time to time by one or more resolutions adopted by the Board.  The directors have the power to determine the preferences, limitations and relative rights of each series of preferred stock.  At June 30, 2011, and 2010, no shares of preferred stock were issued or outstanding.  On March 5, 2010, the Board adopted a stockholder rights plan.  Under the plan, each common stockholder of the Company at the close of business on March 5, 2010 received a dividend of one right for each share of the Company’s common stock held of record on that date.  Each right entitles the holder to purchase from the Company, in certain circumstances, one one-thousandth of a share of newly-created Series A junior participating preferred stock of the Company for an initial purchase price of $15.00 per share.

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

NOTE 7 — EQUITY INCENTIVES

In 2006, the Board and shareholders of the Company approved the 2006 Equity Incentive Plan (“2006 Plan”) that replaced the 2003 Equity Incentive Plan (“2003 Plan”).  In May 2010, our shareholders approved an amendment to the 2006 Plan increasing the number of shares that may be issued under the plan by 4,500,000 shares to 9,600,000 shares.  The 2006 Plan authorizes the Board, or a committee of the Board, to issue or transfer up to an aggregate of 9,600,000 shares of common stock, of which 4,103,036 remain available for issuance as of June 30, 2011.  Awards under the 2006 Plan may include incentive stock options, non-statutory stock options, restricted stock units, restricted stock awards, and stock appreciation rights (“SARs”).  At the option of the Board, SARs may be settled with cash, shares, or a combination of cash and shares.  The Company settles the exercise of other stock-based compensation with newly issued common shares.

Stock-based compensation cost is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes option pricing model and is recognized as compensation ratably on a straight-line basis over the requisite vesting/service period.  As of June 30, 2011, there was $1.8 million of total unrecognized compensation cost related to share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.4 years.

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

Stock Option and SAR Valuation Assumptions

Expected Life *	3.5 to 5.5 years
Interest Rate	0.67 – 3.49%	***
Volatility **	86 - 96%	***
Dividend Yields	—
Weighted Average Fair Value of Stock Options Granted During the Three Months Ending June 30, 2011	None
Weighted Average Fair Value of SARs Granted During the Three Months Ended June 30, 2011	None

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

At June 30, 2011, the aggregate intrinsic value of outstanding and exercisable (fully vested) options and SARs was $2.6 million and had a weighted-average remaining contractual term of 2 years.  The total intrinsic value of options and SARs exercised during the six months ended June 30, 2011 was $0.6 million.

Restricted Stock Units and Stock Awards

Grants of restricted stock units and stock awards (“Stock Awards”) have been made to Board members, officers, and employees.  Stock Awards have been granted as performance based, earned over a required service period, or to Board members and the Company Secretary without any service requirement.  Time based grants for officers and employees generally vest and stock is received without restriction to the extent of one-third of the granted stock for each year following the date of grant.  Also, time based grants were offered to certain employees in connection with the cash conservation plan and vested over a period of approximately 19 months.  Performance based grants are recognized as compensation based on the probable outcome of achieving the performance condition.  Past compensation for Stock Awards issued to members of the Board of Directors that vested over time were recognized over the vesting period of one to two years.  Stock Awards issued to Board members and the Company Secretary that are fully vested at the time of issuance are recognized as compensation upon grant of the award.

The compensation expense recognized by the Company for Stock Awards is based on the closing market price of the Company’s common stock on the date of grant.  For the six months ended June 30, 2011, the weighted average grant-date fair value of Stock Awards was nil.

Summary of Equity Incentive Awards

The following table summarizes activity under the Plan during the six months ended June 30, 2011:

	Stock Options		SARs		Stock Awards
	Weighted Average Exercise Price	Number of Shares Under Option	Weighted Average Strike Price	Number of Shares Under Option	Weighted Average Grant Price	Number of Shares
Balance at January 1, 2011	$5.38	2,658,323	$3.09	912,461	$4.24	800,392
Awards Granted	—	—	—	—	5.75	178,624
Awards Exercised or Earned	2.69	(133,333)	1.80	(79,809)	3.18	(524,483)
Awards Forfeited	8.67	(26,667)	4.34	(35,047)	8.67	(6,667)
Awards Expired	11.45	(13,333)	—	—	—	—
Balance at June 30, 2011	$5.46	2,484,990	$3.17	797,605	$5.56	447,866

Exercisable at June 30, 2011	$5.38	2,303,324	$1.59	309,009

A summary of the status of the nonvested awards as of June 30, 2011, and changes during the six months ended June 30, 2011, is presented below.

	Stock Options		SARs		Stock Awards
	Weighted Average Fair Value	Number of Shares Under Option	Weighted Average Fair Value	Number of Shares Under Option	Weighted Average Fair Value	Number of Shares
Balance at January 1, 2011	$4.40	285,002	$4.06	707,941	$4.24	800,392
Awards Granted	—	—	—	—	5.75	178,624
Awards Vested or Earned	8.69	(76,669)	1.29	(184,298)	3.18	(524,483)
Awards Forfeited	8.67	(26,667)	4.34	(35,047)	8.67	(6,667)
Balance at June 30, 2011	$6.41	181,666	$4.17	488,596	$5.56	447,866

Compensation Cost Recognized and Capitalized Related to Equity Incentives

Summary of Compensation Cost Recognized and Capitalized related to Equity Incentives for the Six Months Ended June 30 (in thousands):	2011	2010
Stock Options	$(60)	$17
SARs		375
Performance based	168	—
Vesting over time	272	—
Stock Awards:
Performance based	73	—
Vesting over time	131	393
Board of Directors and Secretary	810	292
Total	$1,394	$1,077
Included in:
Capitalized as Development	112	471
Expensed	1,282	606
	$1,394	$1,077

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

NOTE 8 — CHANGES IN CRNCI AND EQUITY

	Activity for Six Months Ended
Changes in Contingently Redeemable Noncontrolling Interest (Dollars in thousands)	June 30, 2011	June 30, 2010
Total Contingently Redeemable Noncontrolling Interest December 31, 2010, & 2009, respectively	$98,753	$99,761
Less: Net Loss Attributable to Contingently Redeemable Noncontrolling Interest	680	—
Total Contingently Redeemable Noncontrolling Interest June 30, 2011 & 2010, respectively	$98,073	$99,761

	Activity for Six Months Ended
Changes in Equity	June 30, 2011	June 30, 2010
Common stock:
At beginning of period	85	72
Stock Awards	6	1
At end of period	91	73

Additional paid-in capital:
At beginning of period	234,517	187,290
Exercised options	356	55
Exercised warrants	19,051	—
Warrant Repricing	—	585
Stock based compensation	1,394	948
At end of period	255,318	188,878
Accumulated deficit:
At beginning of period	(98,165)	(82,442)
Consolidated net loss	(9,514)	(6,046)
At end of period	(107,679)	(88,488)

Total Equity June 30, 2011, & 2010, respectively	$147,730	$100,463

NOTE 9 — INCOME TAXES

At June 30, 2011, and December 31, 2010, we had deferred tax assets principally arising from the net operating loss carry forwards for income tax purposes multiplied by an expected rate of 35%.  As management of the Company cannot determine that it is more likely than not that we will realize the benefit of the deferred tax assets, a valuation allowance equal to the net deferred tax asset has been established at June 30, 2011, and December 31, 2010.  The significant components of the deferred tax asset at June 30, 2011, and December 31, 2010, were as follows (in thousands):

	June 30, 2011	December 31, 2010
Operating loss carry forward	$126,276	$110,306
Unamortized exploration expense	11,328	11,572
Fixed asset depreciation	(24)	(37)
Deductible stock based compensation	751	2,275
Deductible temporary difference	$138,331	$124,116
Taxable temporary difference - development costs	(49,636)	(41,917)
Net deductible temporary difference	$88,695	$82,199
Deferred tax asset	$31,044	$28,770
Deferred tax asset valuation allowance	$(31,044)	$(28,770)
Net deferred tax asset	$—	$—

At June 30, 2011, and December 31, 2010, we had net operating loss carry forwards of approximately $126.3 million and $110.3 million, respectively, which expire in the years 2017 through 2031.  The change in the allowance account from December 31, 2010, to June 30, 2011, was $2.3 million.

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

The Mt. Hope Lease Agreement requires a royalty advance (“Construction Royalty Advance”) of 3% of certain construction capital costs, as defined in the Mt. Hope Lease.  The LLC is obligated to pay a portion of the Construction Royalty Advance each time capital is raised for the Mt. Hope Project based on 3% of the expected capital to be used for those certain construction capital costs defined in the lease.  Through June 30, 2011, we have paid $4.7 million of the total Construction Royalty Advance, inclusive of $0.6 million in February of 2011 as a result of the exercise of outstanding warrants.  Based on our Mt. Hope Project capital budget we estimate that $17.9 million remains unpaid related to the Construction Royalty Advance.  Based on the current estimate of raising capital and developing and operating the mine, we believe that 50%, or $9.0 million, of the LLC’s remaining Construction Royalty Advance will be paid on October 19, 2011.  The remaining 50% must be paid on or before October 19, 2012.

Once the Construction Royalty Advance has been paid in full, the LLC is obligated to pay an advance royalty (“Annual Advance Royalty”) each October 19 thereafter in the amount of $0.5 million per year.  The Construction Royalty Advance and the Annual Advance Royalty are collectively referred to as the “Advance Royalties.”  All Advance Royalties are credited against the MHMI production royalties once the mine has achieved commercial production.  After the mine begins production, the LLC estimates that the Production Royalties will be in excess of the Annual Advance Royalties for the life of the Mt. Hope Project and, further, that the Construction Royalty Advance will be fully recovered (credited against MHMI production royalties) by the end of 2015.

Deposits on project property, plant and equipment

At June 30, 2011, the LLC has a contract to purchase two electric shovels that is cancellable and has no firm schedule of payments.  We also have a non-binding letter of agreement on 24 haul trucks that establishes our priority for delivery.  Both agreements provide for the then current pricing using market indices upon initiation of an order.  We have active orders with varying stages of fabrication on milling process equipment comprised of two 230kV primary transformers and substation, a primary crusher, a semi-autogenous mill, two ball mills, and various motors for the mills.  We have suspended fabrication on 16 flotation cells, lime slaking equipment, hydrocyclones, and other smaller milling process equipment with the ability to re-initiate fabrication at any time.  The LLC terminated the fabrication of two multi-hearth molybdenum roasters and have received finished goods of the partially completed order.  The LLC plans to re-establish a new purchase order with this manufacturer as financing becomes available and equipment procurement is restarted under then current market terms and conditions.

The following table sets forth the LLC’s cash commitments under mining and milling equipment contracts (collectively, “Purchase Contracts”) at June 30, 2011 (in millions):

Year	As of June 30, 2011
2011 – Remainder	$1.4
2012	14.0
2013	—
Total	$15.4

Obligations under capital and operating leases

We have contractual obligations under capital and operating leases that will require a total of $0.5 million in payments over the next three years.  Assets under capital lease relate to light vehicles leased by the Company for use in operations.  Operating leases consist primarily of rents on office facilities and office equipment.  Our expected payments are $0.2 million, $0.2 million and $0.1 million for the years ended December 31, 2011, 2012 and 2013, respectively.

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

The Trust may be funded by the LLC in the amount of $4.0 million, contributed to the Trust over several years, contingent on the achievement of certain milestones.  The achievement of these milestones is considered to be probable, and as such the $4.0 million is accrued in the Company’s June 30, 2011, financial statements and are included in development.  At least 50% of the contributions would be provided upon receipt of all permits, full financing and the Board’s decision to proceed with construction.  The remaining payments would be split evenly with one payment due no later than 150 days from the commencement of commercial production at the Mt. Hope Project and the remaining payment due one year thereafter.

Permitting Considerations

In the ordinary course of business, mining companies are required to seek governmental permits for expansion of existing operations or for the commencement of new operations. The LLC will be required to obtain a ROD from the BLM authorizing implementation of the Mt. Hope Project POO.  This approval can be obtained only after successful completion of the National Environmental Policy Act process of environmental evaluation, which incorporates substantial public comment.  The LLC will also need to obtain various state and federal permits including water protection, air quality, water rights and reclamation permits.  In addition to requiring permits for the development of the Mt. Hope Project, we will need to obtain and modify various mining and environmental permits during the life of the Mt. Hope Project.  Obtaining, modifying, and renewing the necessary governmental permits is a complex and time-consuming process involving numerous jurisdictions and often involving public hearings and substantial expenditures.  The duration and success of the LLC’s efforts to obtain, modify or renew permits will be contingent upon many variables, some of which are not within the LLC’s control.  Increased costs or delays could occur, depending on the nature of the activity to be permitted and the interpretation of applicable requirements implemented by the permitting authority.   All necessary permits may not be obtained and, if obtained, may not be renewed, or the costs involved in each case may exceed those that we previously estimated.  It is possible that the costs and delays associated with compliance with such standards and regulations could become such that the LLC would not proceed with the development or operation of the Mt Hope Project.

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

NOTE 11 — SUBSEQUENT EVENTS

On July 28, 2011, Eureka County issued a press release announcing that it is considering appealing the State Engineer’s decision on water rights for the Mt. Hope Project.  The deadline to appeal is August 15, 2011.

ITEM 2.                                            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References made in this Quarterly Report on Form 10-Q to “we,” “our,” “us,” or the “Company,” refer to General Moly, Inc.

The following discussion and analysis of our financial condition and results of operations constitutes management’s review of the factors that affected our financial and operating performance for the six months ended June 30, 2011, and 2010.  This discussion should be read in conjunction with the consolidated financial statements and notes thereto contained elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2010, which was filed on March 2, 2011.

We routinely post important information about us on our Company website.  Our website address is www.generalmoly.com.

Overview

We are a development stage company and began the development of the Mt. Hope Project on October 4, 2007.  During the year ended December 31, 2008, we also completed work on a pre-feasibility study of our Liberty Property, which we plan to update by early 2012 using funds received from the exercise of outstanding warrants.

The development of the Mt. Hope Project has a project capital estimate of $1,153.9 million including development costs of approximately $1,039.3 million (in 2008 dollars, then revalidated in 2010) and $114.6 million in cash financial assurance requirements and pre-payments.  These capital estimates will be updated after the restart of the Project.  These amounts do not include financing costs or amounts necessary to fund operating working capital.  Through the quarter ended June 30, 2011, we have spent approximately $173.0 million and have $59.3 million remaining cash on hand for use in the development of the Mt. Hope Project and other cash requirements.

The Company continues to operate under a cash conservation plan implemented in March 2009 designed to reduce expenditures and conserve cash in order to maximize financial flexibility.  In addition to conserving cash, the plan seeks to retain critical employees and the ability to start construction at the Mt. Hope Project pending the availability of the Hanlong financing.

Once we have received the major operating permits and the Record of Decision (“ROD”) from the United States Bureau of Land Management (“BLM”) and loan procurement efforts are complete, it is expected that Mt. Hope can be constructed and in production within 20 months.  In the interim, permitting efforts are continuing full-time.  Eureka Moly, LLC (“the LLC”) has maintained its orders for grinding, milling, and other specialty long lead equipment, although other engineering, administrative and third-party work has been slowed or suspended.

The worldwide molybdenum price fluctuated between $5.33 per pound in 2003 to over $40.00 per pound in 2005 and traded in the mid-$30s per pound prior to October 2008, when prices fell from approximately $33.50 per pound to $7.70 per pound in April 2009 as a result of the global economic collapse.  Subsequent to April 2009, prices slowly rose and finished 2009 at $12.00 per pound and continued to increase in 2010, finishing the year at $16.40 per pound.  During the second quarter of 2011, prices traded between $15.03 and $17.15 per pound, finishing the quarter at $15.03 per pound.  The Company believes that price weakness toward the end of the second quarter of 2011 is primarily related to seasonal steel production trends and that stronger moly demand and prices will re-emerge in the fall of 2011.

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

As of March 2009, the LLC had purchase orders for mining and milling process equipment.  Some orders for mining equipment were cancelled, while orders for electric shovels and haul trucks were modified to become cancellable or non-binding.  Most equipment orders for the custom-built grinding and other milling process equipment are being completed by the manufacturers and stored.  The grinding and milling process equipment require the longest lead times and maintaining these orders is critical to the Company’s ability to rapidly restart the Mt. Hope Project development.  The LLC completed negotiations with other equipment manufacturers to suspend or terminate fabrication of other milling equipment.  As funding becomes available and equipment procurement is restarted, agreements that were suspended or terminated will be renegotiated under new market terms and conditions, as necessary.

Based on our current plan, expected timetable, and the results of such negotiations, we expect to make additional payments on milling process equipment orders of approximately $1.4 million through the end of 2011, and $14.0 million in 2012.  For the gyratory crusher, SAG and ball mills and related electric mill drives, and some other long-lead equipment, we will own the equipment upon final payments that have occurred in 2009 and 2010, and are forecasted to occur in 2011 and early 2012.  This strategy should allow for a rapid restart of the Mt. Hope Project development upon BLM approval for publication of the DEIS, which will initiate the restart of engineering.

The cash conservation plan has reduced our total cash utilization for general administrative and overhead expenses to approximately $1 million per month, inclusive of maintenance costs at the Liberty Property.  Based on our current cash on hand and our cash conservation plan, the Company expects it will have adequate liquidity through the restart of the project and execution of the financing plan.  We plan to restart engineering and procurement efforts during 2011 as key milestones in the permitting process are reached.

Permitting Update

The Mt. Hope Project will require both federal and state permits before it can commence construction and operations.  Major permits required for the Mt. Hope Project include the ROD, water appropriation permits from the Nevada Division of Water Resources, the Water Pollution Control (“WPC”) permit and reclamation permit from the

Nevada Department of Environmental Protection - Bureau of Mining Regulations and Reclamation (“NDEP—BMRR”), and an air quality permit from the Bureau of Air Pollution Control (“BAPC”) within NDEP.  Applications for other time-critical state permits have been submitted for agency review and approval.  The LLC continues to develop and evolve the information supporting these permits based on agency review and feedback.  We believe these other major operating permits will be received on or prior to the effective date of the ROD.

From November 2004 through August 2007, we conducted numerous exploration, drilling and evaluation studies, culminating in the Bankable Feasibility Study for the Mt. Hope Project.  In 2005, we initiated the baseline studies necessary for development of an Environmental Impact Statement (“EIS”).  We completed an initial plan of operations for the Mt. Hope Project (“POO”) which the BLM accepted in September 2006.  In December 2006, the BLM selected an environmental firm to complete the EIS for the Mt. Hope Project.  Since that time, the BLM has been working with the environmental firm to complete the EIS.  The current schedule for the development of the Mt. Hope Project estimates that the DEIS will be released for publication during the third quarter of 2011, followed by publication in the Federal Register in the third or fourth quarter of 2011, and receipt of the ROD six to nine months after publication in the Federal Register.

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

Water Rights Update

In addition to working to complete the EIS, we are working to finalize the transfer of water rights to mining use.  In October of 2008, we completed a water rights hearing in Carson City, Nevada and in March 2009 were granted our water applications in a ruling by the State Engineer.  An appeal of that ruling was granted in April 2010 by a Nevada District Court, overturning the original ruling and remanding the matter for another hearing by the State Engineer.  In December 2010, we completed a second water rights hearing in Carson City, Nevada, followed by a one-day continuation hearing in May 2011.

On July 15, 2011, the State Engineer issued a ruling granting the Company’s water right applications.  Water right permits are anticipated to be issued following payment of statutory fees, and, following the State Engineer’s approval of a Monitoring, Management, and Mitigation Plan (3M Plan), the water will be available for consumptive use.  These granted applications remain subject to appeal by current protestants, and the Company is working with the protestants that have legitimate concerns to resolve such concerns.  On July 28, 2011, Eureka County issued a press release announcing that it is considering appealing the State Engineer’s decision on water rights for the Mt. Hope Project.  The deadline to appeal is August 15, 2011.

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

The Trust may be funded by the LLC in the amount of $4.0 million, contributed to the Trust over several years, contingent on the achievement of certain milestones.  The achievement of these milestones is considered to be probable, and as such the $4.0 million is accrued in the Company’s June 30, 2011, financial statements and are included in development.  At least 50% of the contributions would be provided upon receipt of all permits, full financing and the Board’s decision to proceed with construction.  The remaining payments would be split evenly with one payment due no later than 150 days from the commencement of commercial production at the Mt. Hope Project and the remaining payment due one year thereafter.

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

Pursuant to the terms of the LLC Agreement, POS-Minerals made its first and second cash contributions to the LLC totaling $100.0 million during the year ended December 31, 2008 (“Initial Contributions”).  Additional amounts will be due from POS-Minerals within 15 days after the date (“ROD Contribution Date”) that specified conditions (“ROD Contribution Conditions”) have been satisfied.  The ROD Contribution Conditions are (i) the receipt of major operating permits for the Mt. Hope Project, (ii) confirmation that the Record of Decision (“ROD”) from the United States Bureau of Land Management (“BLM”) for the Project has become effective, and (iii) any administrative or judicial appeals with respect thereto are final.  We are currently targeting the effectiveness of the ROD and the satisfaction of the other ROD Contribution Conditions to occur six to nine months after publication of the Draft Environmental Impact Statement (“DEIS”) in the Federal Register, which we expect to occur in the third or fourth quarter of this year.  However, circumstances beyond our control, including reviewing agency delays or requests for additional information or studies, and requests for review or appeals of the BLM decision, could cause the effectiveness of the ROD and/or the satisfaction of the other ROD Contribution Conditions to be delayed.  Once the ROD is effective and financing is in place, we expect that production will occur approximately 20 months following initiation of project construction.

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

In addition, as commercial production at the Mt. Hope Project will not be achieved by December 31, 2011, the LLC may be required to return to POS-Minerals $36.0 million of its contributions to the LLC, with no corresponding reduction in POS-Minerals’ ownership percentage.  Based on our current plan and assuming POS-Minerals has made its additional $56.0 million contribution, a payment to POS-Minerals of $36.0 million will be due 20 days after the commencement of commercial production, as defined in the LLC Agreement.  We currently anticipate such payment being required during 2014.  If POS-Minerals does not make its additional $56.0 million contribution when due, no return of contributions is required by us.  Our wholly-owned subsidiary and 80% owner of the LLC, Nevada Moly, LLC (“Nevada Moly”), is obligated under the terms of the LLC Agreement to make capital contributions to fund the return of contributions to POS-Minerals, if required.  If Nevada Moly does not make these capital contributions, POS-Minerals has an election to either make a secured loan to the LLC to fund the return of contributions, or receive an additional interest in the LLC of approximately 5%.  In the latter case, our interest in the LLC is subject to dilution by a percentage equal to the ratio of 1.5 times the amount of the unpaid contributions over the aggregate amount of deemed capital contributions (as determined under the LLC Agreement) of both parties to the LLC (“Dilution Formula”).  At December 31, 2010, the aggregate amount of deemed capital contributions of both parties was $880.0 million.

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

The Initial Contributions of $100.0 million that were made by POS-Minerals during 2008 were expended by the second quarter of 2009 in accordance with the program and budget requirements of the Mt. Hope Project.  Nevada Moly is required, pursuant to the terms of the LLC Agreement, to advance funds required to pay costs for the development of the Mt. Hope Project that exceed the Initial Contributions until the ROD Contribution Date, at which point the contributions described above to be made by POS-Minerals will be applied to reimburse us for POS-Minerals’ share of such development costs.  All costs incurred after the ROD Contribution Date will be allocated and funded pro rata based on each party’s ownership interest.  POS-Minerals’ share of such development costs amounted to approximately $34.6 million as of June 30, 2011.  The interest of a party in the LLC that does not make its pro rata capital contributions to fund costs incurred after the ROD Contribution Date is subject to dilution based on the Dilution Formula.

Liquidity, Capital Resources and Capital Requirements

For the period from December 31, 2010, to June 30, 2011

Our total consolidated cash balance at June 30, 2011, was $59.3 million compared to $53.6 million at December 31, 2010.  The increase in our consolidated cash balances for the six months ended June 30, 2011, was due primarily to warrant proceeds received of $19.1 million, offset by development and debt issuance costs incurred of $5.9 million and cash used for operating activities of $8.1 million.  Deposits on property, plant and equipment of $64.8 million relate primarily to scheduled payments for long lead time equipment for the Mt. Hope Project.  See “— Contractual Obligations” below.

Under our cash conservation plan, our non-equipment related cash requirements have declined to approximately $1 million per month.  Based on our current plan and expected timetable, we expect to make additional payments on milling process equipment orders of approximately $1.4 million through the end of 2011, and $14.0 million in 2012.  As the Hanlong financing becomes available and equipment procurement is restarted, agreements that were suspended or terminated will be renegotiated under current market terms and conditions, as necessary.  Accordingly, based on our current cash on hand and our cash conservation plan, the Company expects it will have adequate liquidity for operations the restart of the project and execution of the financing plan.

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

Securities Purchase Agreement with Hanlong (USA) Mining Investment Inc.

On March 4, 2010, we signed a Securities Purchase Agreement (the “Purchase Agreement”) with Hanlong (USA) Mining Investment, Inc. (“Hanlong”), an affiliate of Sichuan Hanlong Group, a large privately held Chinese company.  The Purchase Agreement and the related agreements described below form the basis of a significant investment by Hanlong in the Company that is intended to provide the Company with adequate capital to develop the Mt. Hope Project.  The Purchase Agreement provides for the sale to Hanlong of shares of our common stock in two tranches that will aggregate 25% of our outstanding stock on a fully diluted basis.  The average price per share, based on the anticipated number of shares to be issued and the market price of the shares at the time the agreement was enacted, is $2.88 for an aggregate price of $80.0 million.  The share issuance is part of a larger transaction that includes the commitment by Hanlong to use its commercially reasonable efforts to procure a $665.0 million bank loan for the Company (the “Term Loan”) from a prime Chinese bank that will be guaranteed by an affiliate of Hanlong, a $20.0 million bridge loan (the “Bridge Loan”) from Hanlong to the Company, $10.0 million of which has been drawn by the Company as of June 30, 2011, and a long-term molybdenum supply off-take agreement pursuant to which a Hanlong affiliate will agree to purchase a substantial part of the molybdenum production from the Mt. Hope Project at specified prices.  Twenty-five percent of the production Hanlong receives will be sold at a floor price per pound ranging from $14.25 to $15.25 subject to periodic adjustment.  The remaining seventy-five percent of the production Hanlong receives will be sold with reference to spot molybdenum prices less a small discount.

The Purchase Agreement

Stock Purchase.  The Purchase Agreement provides, subject to its’ terms and conditions, for the purchase by Hanlong for an aggregate price of $80.0 million, of approximately 27.6 million shares of our common stock which will equal 25% of our outstanding common stock on a fully-diluted basis following the purchase, or approximately 38.3% of our outstanding common stock at the time the transaction was announced.  Fully diluted is defined as all of our outstanding common stock plus all outstanding options and warrants, whether or not currently exercisable.

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

On July 7, 2011, the Company and Hanlong executed an amendment to the Purchase Agreement eliminating the deadline for publication of the DEIS and extending the ROD deadline from November 30, 2011, to the earlier of nine months following DEIS publication or September 30, 2012.  The ROD deadline remains extendable by up to three months to December 31, 2012, as discussed in “Break Fees” below.  The Purchase Agreement may be terminated by either party (provided the terminating party is not in default) if the closing of Tranche 2 has not occurred on or before the earlier of September 30, 2012 (unless the parties have agreed to the ROD Condition Extension date of December 31, 2012) or twelve months after the issuance of the ROD.

Hanlong will have the right to purchase a portion of any additional shares of common stock that we issue so that it can maintain its percentage ownership unless its ownership is at the time below 5% at the earlier of the closing of Tranche 2 or closing of the Term Loan.  It may also acquire additional shares so that it maintains a 20% indirect interest in the Mt. Hope Project if our interest in the LLC is reduced below 80%.  If we issue shares to fund the Mt. Hope Project under certain circumstances, and on or before the date of commercial production, and Hanlong exercises its rights to maintain its percentage interest, we will be obligated to refund to Hanlong the cost of such shares over a three-year period up to an aggregate of $9.0 million.

Break Fees.  A break fee is payable by both the Company and Hanlong if the Purchase Agreement terminates because of the failure of certain conditions.  A break fee of $10.0 million is payable to the Company if the Purchase Agreement is terminated because Hanlong fails to obtain necessary Chinese government approvals or to give its assurances about the availability of the Term Loan, which may be offset against any balances owed by the Company under the Bridge Loan.  The Company agreed to pay $5.0 million to Hanlong if the conditions concerning our stockholder approval or the ROD are not timely satisfied or waived and the Purchase Agreement is terminated.  The Company break fees may be increased by $5.0 million if the Purchase Agreement is terminated and the Company has violated the “no-shop” provisions of the Purchase Agreement.  The break fees may also be increased in other circumstances not to exceed an additional $2.0 million if the Company requests and Hanlong grants certain extensions concerning the ROD.  Further to the break fees, the Company must pay a $2.0 million fee to Hanlong at the granting of an extension concerning the ROD, and such fee will be credited against the arrangement fee described below.  The break fee payable by the Company to Hanlong may be paid in cash, or, in certain circumstances, in shares of our common stock at our option.  If paid in shares, the price would be the volume weighted average of our common stock on the NYSE Amex for the five days ending six days after the announcement of the termination.

Chinese Bank Term Loan.  Pursuant to the Purchase Agreement, Hanlong is obligated to use its commercially reasonable efforts to procure the Term Loan in an amount of at least $665.0 million with a term of at least 14 years after commercial production begins at the Mt. Hope Project.  The Term Loan will bear interest at a rate tied to the London Interbank Offered Rate (“LIBOR”) plus a spread of between 2% and 4% per annum.  The Purchase Agreement provides that the Term Loan will have customary covenants and conditions; however, the terms of the Term Loan have not yet been negotiated with the lender and we have no assurance as to the final terms of the Term Loan.  Hanlong or an affiliate is obligated to guarantee the Term Loan.  When funds can be drawn by the Company under the Term Loan, the Company will pay a $15.0 million arrangement fee to Hanlong who will pay fees and expenses associated with the Term Loan before the Term Loan Closing, including those charged by the Chinese bank.

On July 7, 2011, the Company and Hanlong executed an amendment to the Purchase Agreement extending Hanlong’s commitment to make available the Term Loan from two months following ROD to nine months following ROD.

Bridge Loan

Hanlong agreed to provide a $20.0 million Bridge Loan to the Company which has been made available in two equal $10.0 million tranches.  On April 28, 2010, we drew down the first tranche in the amount of $10.0 million.  The second loan tranche became available five business days after receipt of stockholder approval and is subject to the satisfaction of customary conditions.  The first tranche of the Bridge Loan bears interest at LIBOR plus 2% per annum.  The second tranche of the Bridge Loan will bear interest at 10% per annum and remains undrawn by the Company as of June 30, 2011.  The Bridge Loan will be repaid from the proceeds of the Term Loan.  If Hanlong agrees, the second tranche may also be repaid, at the Company’s election, in shares of the Company’s common stock.  If paid in shares, the price would be the volume weighted average of the Company’s shares on the NYSE Amex for a five-day period after public announcement of the event that required repayment.  The Company may offset its right to receive the break fee against its obligations to repay borrowings under the Bridge Loan.  On July 7, 2011, the Company and Hanlong executed an amendment to the Bridge Loan Agreement extending the maturity date to the earlier of (i) 270 days after the issuance of the ROD, (ii) the date on which the Purchase Agreement terminates, and (iii) the earlier of December 31, 2012 and the availability of the Term Loan.  The outstanding balance of the Bridge Loan and related accrued interest are recorded as a current liability as of June 30, 2011 as the Company anticipates the Term Loan will become available within the next twelve months.  The Bridge Loan and our obligation to pay a break fee to Hanlong under the Purchase Agreement are secured by a pledge by us of a 10% interest in the LLC.

Other Capital Requirements

We also require additional capital to maintain our mining claims and other rights related to the Liberty Property, as well as continue payment of ongoing general and administrative costs associated with supporting our planned operations.

Results of Operations

Six months ended June 30, 2011, compared to six months ended June 30, 2010

For the six months ended June 30, 2011, we had a consolidated net loss of $10.2 million compared with a consolidated net loss of $6.0 million in the same period for 2010.

For the six months ended June 30, 2011, and 2010, exploration and evaluation expenses were $0.5 million and $0.3 million, respectively.  The increase in costs compared to the previous year relates to work performed at the Liberty Project to update the pre-feasibility study.

For the six months ended June 30, 2011, and 2010, write downs of development and deposits were $3.4 million and nil, respectively.  The increase in costs compared to the previous year relates to the write off of long-term deposits on mining equipment with the passage of a June 30, 2011 deadline for a firm purchase order.

For the six months ended June 30, 2011, and 2010, general and administrative expenses were $6.2 million and $5.7 million, respectively.  For the six months ended June 30, 2011, the increase in costs compared to the previous year relates primarily to overall increases in cash and equity compensation costs.

Interest income was nil for the six months ended June 30, 2011, as a result of substantially lower interest rates and lower consolidated cash balances in 2011 and 2010.  Interest expense was $0.1 million and nil for the six months ended June 30, 2011, and 2010 as a result of interest accrued on the bridge loan outstanding during 2011.

Three months ended June 30, 2011, compared to the three months ended June 30, 2010

For the three months June 30, 2011, we had a consolidated net loss of $6.0 million compared with a consolidated net loss of $3.2 million in the same period for 2010.

For the three months ended June 30, 2011 and 2010, exploration and evaluation expenses were $0.3 million and $.2 million, respectively.  The increase in costs compared to the previous year relates to work performed at the Liberty Project to update the pre-feasibility study.

For the six months ended June 30, 2011, and 2010, write downs of development and deposits were $3.4 million and nil, respectively.  The increase in costs compared to the previous year relates to the write off of long-term deposits on mining equipment with the passage of a June 30, 2011 deadline for a firm purchase order.

For the three months ended June 30, 2011, and 2010, general and administrative expenses were $2.3 million and $3.0 million, respectively.  For the three months ended June 30, 2011, the decrease in costs compared to the previous year relates primarily to lower costs associated with outside legal counsel.

Interest income was nil for the three months ended June 30, 2011, as a result of substantially lower interest rates and lower consolidated cash balances in 2011 and 2010.  Interest expense was $0.1 million and nil for the three months ended June 30, 2011, and 2010 as a result of interest accrued on the bridge loan outstanding during 2011.

Contractual Obligations

Our contractual obligations as of June 30, 2011, were as follows:

	Payments due by period (in millions)
Contractual obligations	Total	2011	2012 - 2014	2015 - 2016	2017 & Beyond
Long-Term Debt (Capital Lease) Obligations	$0.2	$0.1	$0.1	$—	$—
Operating Lease Obligations	0.3	0.1	0.2	—	—
Purchase Equipment Contracts	15.4	1.4	14.0	—	—
Advance Royalties	17.9	9.0	8.9	—	—
Provision for post closure reclamation and remediation	0.6	—	—	—	0.6
Total	$34.4	$10.6	$23.2	$—	$0.6

At June 30, 2011, the LLC has a contract to purchase two electric shovels that is cancellable and has no firm schedule of payments.  We also have a non-binding letter of agreement on 24 haul trucks that establishes our priority for delivery.  Both agreements provide for the then current pricing using market indices upon initiation of an order.  We have active orders with varying stages of fabrication on milling process equipment comprised of two 230kV primary transformers and substation, a primary crusher, a semi-autogenous mill, two ball mills, and various motors for the mills.  We have suspended fabrication on 16 flotation cells, lime slaking equipment, hydrocyclones, and other smaller milling process equipment with the ability to re-initiate fabrication at any time.  The LLC has terminated the fabrication of two multi-hearth molybdenum roasters and has received finished goods of the partially completed order.  The LLC plans to re-establish a new purchase order with this manufacturer as financing becomes available and equipment procurement is restarted under then current market terms and conditions.

The following table sets forth the LLC’s remaining cash commitments under milling process equipment purchase contracts at June 30, 2011, resulting from the re-negotiation and cancellation of Purchase Contracts as discussed above (in millions).

Period	Cash Commitments Under Equipment Purchase Contracts as of June 30, 2011
2011	1.4
2012	14.0
2013	—
Total	$15.4

As financing becomes available and equipment procurement is restarted, agreements that were suspended or terminated will be renegotiated under the then current market terms and conditions, as necessary.

If the LLC does not make payments required under the purchase contracts, it could be subject to claims for breach of contract or to cancellation of the purchase contract.  In addition, the LLC may proceed to selectively suspend, cancel or attempt to renegotiate additional purchase contracts if we are forced to further conserve cash.  See “— Liquidity and Capital Resources” above.  If the LLC cancels or breaches any contracts, we will take all appropriate action to minimize any losses, but could be subject to claims or penalties under the contracts or applicable law.  The cancellation of certain key contracts would cause a delay in the commencement of operations, have ramifications under the LLC Agreement with POS-Minerals and would add to the cost to develop our interest in the Mt. Hope Project.

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

In order to better manage commodity price risk and to seek to reduce the negative impact of fluctuations in prices, we will seek to enter into long term supply contracts for our portion of the Mt. Hope production.  On December 28, 2007, we entered into a molybdenum supply agreement with ArcelorMittal S.A. (“ArcelorMittal”), the world’s largest steel company, that provides for ArcelorMittal to purchase 6.5 million pounds of molybdenum per year, plus or minus 10%, once the Mt. Hope Project commences commercial operations at minimum specified levels. The supply agreement provides for a floor price along with a discount for spot prices above the floor price and expires five years after the commencement of commercial production at the Mt. Hope Project.  Both the floor and threshold levels at which the percentage discounts change are indexed to a producer price index. On April 16, 2010, ArcelorMittal and the Company entered into an extension molybdenum supply agreement, providing ArcelorMittal with a five-year option to make effective an agreement to purchase from the Company 3.0 million pounds of molybdenum per year for 10 years following the expiration of the initial supply agreement.  The additional optional off-take will be priced in alignment with the Company’s existing supply agreements.  In order for ArcelorMittal to exercise this option and make the extension agreement effective, ArcelorMittal must have beneficial ownership of more than 11.1 million shares of Company common stock on or prior to April 15, 2015.  According to public filings, on January 25, 2011, the boards of directors of ArcelorMittal S.A. and APERAM each approved the transfer of the assets comprising ArcelorMittal’s stainless and specialty steels businesses from its carbon steel and mining businesses to APERAM, a separate entity incorporated in the Grand Duchy of Luxembourg.  This transfer included the off-take agreement the Company had in place with ArcelorMittal and the shares of the Company’s common stock previously owned by ArcelorMittal.

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

All four long term supply agreements provide for supply only after commercial production levels are achieved, and no provisions require the Company to deliver product or make any payments if commercial production is never achieved or declines, in later periods and have floor prices ranging from $14.25 to $15.25 per pound and incremental discounts above the floor price.  The agreements require that monthly shortfalls be made up only if the Company’s portion of Mt. Hope production is available for delivery, after POS-Minerals has taken its share.  In no event do these requirements to make up monthly shortfalls become obligations of the Company if production does not meet targeted levels.

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

Interest Rate Risk

As of June 30, 2011, we had a balance of cash and cash equivalents of $59.3 million.  Interest rates on short term, highly liquid investments have not changed materially since December 31, 2010, and continue to be 1% or less on an annualized basis.  Our debt agreements have interest rates of LIBOR plus a percentage.  Any significant rise in the LIBOR rate during the course of our debt agreements may affect our ability to service the debt.

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

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In June 2010, the Company filed change applications with the State Engineer’s office requesting permits to withdraw water at well locations matching those incorporated in the Company’s final hydrology models now approved by the BLM.  The applications previously granted by the State Engineer’s office contained proposed well locations that the Company no longer intends to utilize based on additional groundwater modelling and exploration.  In December of 2010, the Nevada State Engineer conducted a four-day hearing where protests to the Company’s water applications were heard.  A one-day continuation hearing was held in May 2011.

On July 15, 2011, the State Engineer issued a ruling granting the Company’s water right applications.  Water right permits are anticipated to be issued following payment of statutory fees, and, following the State Engineer’s approval of a Monitoring, Management, and Mitigation Plan (3M Plan), the water will be available for consumptive use.  These granted applications remain subject to appeal by current protestants, and the Company is working with the protestants that have legitimate concerns to resolve such concerns.  On July 28, 2011, Eureka County issued a press release announcing that it is considering appealing the State Engineer’s decision on water rights for the Mt. Hope Project.  The deadline to appeal is August 15, 2011.

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

•                  title disputes or claims;

•                  limitations of insurance coverage;

•                  our investors may lose their entire investment in our securities; disruptions in the overall economy and financial markets may adversely affect our business;

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
10.1 †

Amendment No. 4 to Securities Purchase Agreement dated July 7, 2011, by and between General Moly, Inc. and Hanlong (USA) Mining Investment, Inc. (Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on July 13, 2011)

10.2 †

Amendment No. 2 to Bridge Loan Agreement dated July 7, 2011, by and between General Moly, Inc. and Hanlong (USA) Mining Investment, Inc. (Filed as Exhibit 10.2 to our Current Report on Form 8-K filed on July 13, 2011)

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
101

The following XBRL (Extensible Business Reporting Language) materials are filed herewith: (i) XBRL Instance, (ii) XBRL Taxonomy Extension Schema, (iii) XBRL Taxonomy Extension Calculation, (iv) XBRL Taxonomy Extension Labels, (v) XBRL Taxonomy Extension Presentation, and (vi) XBRL Taxonomy Extension Definition. In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by the specific reference in such filing.

†	Previously filed as indicated and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 3, 2011

GENERAL MOLY, INC.

By:	/s/ David A. Chaput
David A. Chaput
Chief Financial Officer and
Duly Authorized Officer