Form 10-K
period 2011-12-31
General Moly, Inc
filed 2012-03-01
CIK 1275229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2011, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $144,709,686 based on the closing price as reported on the NYSE Amex.

As of February 28, 2012, 91,185,249 shares of the registrant’s common stock, par value of $0.001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement to be used in connection with its Annual Meeting of Stockholders and to be filed within 120 days of December 31, 2011 are incorporated by reference into Part III, Items 10-14, of this report on Form 10-K.

PART I

ITEMS 1 & 2.                 BUSINESS AND PROPERTIES

The Company

References made in this Annual Report on Form 10-K to “we,” “our,” “us,” “GMI,” and the “Company” refer to General Moly, Inc. and its consolidated subsidiary Eureka Moly, LLC.

We are a development stage company in the business of the exploration, development and mining of properties primarily containing molybdenum.  Our primary asset is an 80% interest in the Mt. Hope Project (“Mt. Hope Project”), a primary molybdenum property, located in Eureka County, Nevada.  The Mt. Hope Project has contained proven and probable molybdenum reserves totaling 1.3 billion pounds (1.1 billion pounds owned by GMI) of which 1.1 billion pounds (0.9 billion pounds owned by GMI) are estimated to be recoverable.  We are currently in the process of acquiring regulatory approvals and project financing for the Mt. Hope Project.  In 2006, we acquired a second significant molybdenum project, the Liberty Property (“Liberty Property”), located in Nye County, Nevada, which we wholly own.  The Liberty Property is anticipated to become our second molybdenum operation, after commencement of commercial production at the Mt. Hope Project, with initial production dependent on market conditions.

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

Estimated costs for construction, equipment, owner’s cost, pre-stripping and contingency are $1,039 million.  Additionally, financial assurance and pre-paid items are estimated at $115 million, resulting in a total Project Capital Estimate of $1,154 million.  The Project Capital Estimate is based on 2009 constant dollars and is subject to escalation.  We anticipate updating the Project Capital Estimate later this year.  These amounts do not include financing costs or amounts necessary to fund operating working capital and potential capital overruns.  Through December 31, 2011, we have made deposits of $66.5 million on $119.4 million in equipment orders, have spent approximately $110.5 million for the development of the Mt. Hope Project and have pre-paid $12.0 million into an escrow arrangement for electricity transmission services.  Approximately $38.8 million of the $119.4 million in outstanding equipment orders is attributed to a non-binding purchase order for 2 electric shovels.  This amount will not become a liability of the Company until such time as a binding purchase order is placed.

Our Project Operating Cost Estimate projects (on a 100% basis) molybdenum production of approximately 40 million pounds per year for the first five years of operations at projected average direct operating costs of $5.29 per pound, based on $80 per barrel oil equivalent energy prices.  The Costs Applicable to Sales (“CAS”) per pound, including anticipated royalties calculated at a market price of $15 per pound molybdenum, are anticipated to average $6.00 per pound.  For a reconciliation of direct operating costs, a non-GAAP measure, see page 19.  We currently estimate that, for each $10 per barrel change in oil-equivalent energy costs, the Mt. Hope Project’s direct operating costs will change by approximately $0.10 per pound.  These cost estimates are based on 2009 constant dollars and are subject to cost inflation or deflation.  In the past several years, operating costs in the mining industry have escalated on a world-wide basis as a result of major factors beyond our control, including the cost of energy and labor.  We anticipate updating these operating cost estimates later this year.

Processed ore grades are expected to average 0.103% over the first five years.  The mine is anticipated to have a 44-year life with 32 years of open pit mining and processing operations followed by 12 years of processing lower grade stockpiled ore.

The Company continues to operate under a cash conservation plan implemented in March 2009 designed to reduce expenditures and conserve cash in order to maximize financial flexibility until the Company acquires regulatory approvals and project financing.  Engineering efforts related to the Mt. Hope Project were restarted in January 2012 following the publication of the Draft Environmental Impact Statement (“DEIS”) on December 2, 2011.  We expect that the Record of Decision (“ROD”) will be received between June and September 2012.

As of March 2009, the Company had issued purchase orders for mining and milling process equipment.  Some orders for mining equipment were cancelled, while orders for electric shovels and haul trucks were modified to become cancellable or non-binding.  Most equipment orders for the custom-built grinding and other milling process equipment are being completed by the manufacturers and the equipment is being stored.  The grinding and milling process equipment required the longest lead times and maintaining these orders was critical to the Company’s ability to rapidly restart the Mt. Hope Project development.  The Company completed negotiations with other equipment manufacturers to suspend or terminate fabrication of other milling equipment.  As funding becomes available and equipment procurement is restarted, agreements that were suspended or terminated will be renegotiated under new market terms and conditions, as necessary.

Based on our current plan, we expect to make additional payments on milling process equipment orders of approximately $3.7 million in 2012 and $13.0 million in 2013.  We will own the gyratory crusher, semi-autogenous grinding and ball mills and related electric mill drives, and some other long-lead equipment based on payments previously made and the final payments expected to be made in 2012 and early 2013.  Also, at December 31, 2011, we have a contract to purchase two electric shovels that is cancellable, has no firm schedule of payments, and includes a $3.4 million deposit that is forfeitable if an additional $13.0 million deposit is not made by June 30, 2012.  The Company continues to need this equipment for construction phase mine development and post-construction mining, and is committed to either renegotiate the timing and amount of the contractual deposit terms to provide more payment flexibility or obtaining additional funding sources in order to make this payment without impacting our liquidity position.

On February 28, the Company issued a firm purchase order for 18 haul trucks to Cashman Equipment Company, the Nevada-based dealer for Caterpillar.  The order provides for delivery of those haul trucks required to perform initial mine development, currently scheduled for the second half of 2013.  A non-refundable down-payment of $0.6 million was made at the time of order with an additional $0.6 million due 12 months prior to truck shipment, but the contract is cancellable with no further liability to the LLC up until the time of truck shipment.  An additional 6 haul trucks are not required until after the commencement of commercial production, and will be ordered at a future date.

The cash conservation plan has reduced our total cash utilization for general administrative and overhead expenses to approximately $1 million per month, inclusive of maintenance costs at the Liberty Property.  Such ongoing costs, combined with the $3.7 million in process equipment commitments and the $9.0 million in construction royalty advances both described in Note 10, comprise the spending requirements the Company has in place through the end of 2012 without restarting the project.  Based on our current cash on hand and our ongoing cash conservation plan, the Company expects it will have adequate liquidity through the restart of the project and execution of the financing plan without needing to drawdown available funds from the second tranche of the Bridge Loan.

From October 2005 to January 2008, we owned the rights to 100% of the Mt. Hope Project.  Effective as of January 1, 2008, we contributed all of our interest in the assets related to the Mt. Hope Project, including our lease of the Mt. Hope Project into a newly formed entity, Eureka Moly, LLC (“LLC”), a Delaware limited liability company, and in February 2008 (“Closing Date”) entered into an agreement (“LLC Agreement”) for the development and operation of the Mt. Hope Project with POS-Minerals Corporation (“POS-Minerals”) an affiliate of POSCO, a large Korean steel company.  Under the LLC Agreement, POS-Minerals owns a 20% interest in the LLC and General Moly, through a wholly-owned subsidiary, owns an 80% interest.  The ownership interests and/or required contributions under the LLC Agreement can change as discussed below.

Pursuant to the terms of the LLC Agreement, POS-Minerals made its first and second cash contributions to the LLC totaling $100.0 million during the year ended December 31, 2008 (“Initial Contributions”).  Additional amounts will be due from POS-Minerals within 15 days after the date (“ROD Contribution Date”) that specified conditions (“ROD Contribution Conditions”) have been satisfied.  The ROD Contribution Conditions are (i) the receipt of major operating permits for the Mt. Hope Project, (ii) confirmation that the Record of Decision (“ROD”) from the United States Bureau of Land Management (“BLM”) for the Mt. Hope Project has become effective, and (iii) any administrative or judicial appeals with respect thereto are final.  We are currently targeting the effectiveness of the ROD and the satisfaction of the other ROD Contribution Conditions to occur between June and September 2012.  However, circumstances beyond our control, including reviewing agency delays or requests for additional information or studies, and requests for review or appeals of the BLM decision, could cause the effectiveness of the ROD and/or the satisfaction of the other ROD Contribution Conditions to be delayed beyond that estimated time.  Once the ROD is effective and financing is in place, we expect that production will begin approximately 20 months following initiation of project construction.

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

In addition, as commercial production at the Mt. Hope Project was not achieved by December 31, 2011, the LLC may be required to return to POS-Minerals $36.0 million of its contributions to the LLC, with no corresponding reduction in POS-Minerals’ ownership percentage.  Based on our current plan and assuming POS-Minerals has made its additional $56.0 million contribution, a payment to POS-Minerals of $36.0 million will be due 20 days after the commencement of commercial production, as defined in the LLC Agreement.  We currently anticipate such payment being made during 2014.  If POS-Minerals does not make its additional $56.0 million contribution when due, no return of contributions is required by us.  Our wholly-owned subsidiary and 80% owner of the LLC, Nevada Moly, LLC (“Nevada Moly”), is obligated under the terms of the LLC Agreement to make capital contributions to fund the return of contributions to POS-Minerals, if required.  If Nevada Moly does not make these capital contributions, POS-Minerals has an election to either make a secured loan to the LLC to fund the return of contributions, or receive an additional interest in the LLC of approximately 5%.  In the latter case, our interest in the LLC is subject to dilution by a percentage equal to the ratio of 1.5 times the amount of the unpaid contributions over the aggregate amount of deemed capital contributions (as determined under the LLC Agreement) of both parties to the LLC (“Dilution Formula”).  At December 31, 2011, the aggregate amount of deemed capital contributions of both parties was $880.0 million.

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

The Initial Contributions of $100.0 million that were made by POS-Minerals during 2008 were expended by the second quarter of 2009 in accordance with the program and budget requirements of the Mt. Hope Project.  Nevada Moly is required, pursuant to the terms of the LLC Agreement, to advance funds required to pay costs for the development of the Mt. Hope Project that exceed the Initial Contributions until the ROD Contribution Date, at which point the contributions described above to be made by POS-Minerals will be applied to reimburse us for POS-Minerals’ share of such development costs.  All costs incurred after the ROD Contribution Date will be allocated and funded pro rata based on each party’s ownership interest.  POS-Minerals’ share of such development costs amounted to approximately $37.5 million as of December 31, 2011.  The interest of a party in the LLC that does not make its pro rata capital contributions to fund costs incurred after the ROD Contribution Date is subject to dilution based on the Dilution Formula.

Agreements with Hanlong (USA) Mining Investment Inc.

We have signed a series of agreements (the “Hanlong Transaction”) with Hanlong (USA) Mining Investment, Inc. (“Hanlong”), an affiliate of Sichuan Hanlong Group, a large privately held Chinese company.  The agreements described below form the basis of a $745 million transaction that is intended to provide the Company with adequate capital to develop the Mt. Hope Project.  The agreements include:  (a) a Securities Purchase Agreement that provides for the sale to Hanlong of shares of our common stock in two tranches that will aggregate 25% of our outstanding stock on a fully diluted basis for $80 million ($40 million per tranche), conditioned upon us receiving permits for Mt. Hope and Hanlong’s use of commercially reasonable efforts to procure a $665 million loan from a Prime Chinese Bank for our use in constructing Mt. Hope; (b) a Bridge Loan whereby Hanlong will provide up to $20 million to the Company to preserve liquidity until permits are received; (c) a Stockholder Agreement that provides Hanlong representation on our Board of Directors and the LLC management committee, governs how Hanlong will vote its shares of the Company and limits Hanlong’s ability to purchase or dispose of our securities; and (d) a long-term molybdenum supply off-take agreement.

The Securities Purchase Agreement (“Purchase Agreement”)

Stock Purchase.  The Purchase Agreement provides, subject to its terms and conditions, for the purchase by Hanlong of $80.0 million of our common stock, or approximately 27.6 million shares, which will equal 25% of our outstanding common stock on a fully-diluted basis.

The Purchase Agreement has been amended four times including:  (1) July 30, 2010 amendment extending the deadline for obtaining Chinese government approvals by two months to October 13, 2010, as well as extending the Company’s deadline for publishing its DEIS and receiving its ROD to February 28, 2011, and November 30, 2011, respectively.  Hanlong has received Chinese government approvals for its equity investment in us and our DEIS has been published; (2) an October 26, 2010 amendment setting the closing of Hanlong’s purchase of the first $40.0 million tranche of equity for December 20, 2010 and eliminating the condition that required us to have our DEIS published prior to closing this funding; (3) a December 20, 2010 amendment that made certain non-substantive changes in connection with the Tranche 1 closing; and (4) July 7, 2011 amendment that eliminated the deadline for publication of the DEIS, extended the ROD deadline from November 30, 2011 to the earlier of nine months following DEIS publication or September 30, 2012, extended Hanlong’s commitment to make available the Term Loan from two months following ROD to nine months following the ROD, and extended the maturity date of the Bridge Loan to the earlier of (i) 270 days after the issuance of the ROD, (ii) the date on which the Purchase Agreement terminates, and (iii) the earlier of December 31, 2012 and the availability of the Term Loan.

The ROD deadline is extendable by up to three months to December 31, 2012, as discussed below.  The Purchase Agreement may be terminated by either party (provided the terminating party is not in default) if the closing of the second tranche (“Tranche 2”) has not occurred on or before the earlier of September 30, 2012 (unless the parties have agreed to the ROD Condition Extension date of December 31, 2012) or twelve months after the issuance of the ROD.

As discussed above, the second tranche will also be for a purchase price of an additional $40.0 million.  Significant conditions to the closing of Tranche 2 include issuance of the ROD for the Mt. Hope Project by the BLM, approval of the plan of operations for the Mt. Hope Project (the “POO”) by the BLM, and the completion of documentation for and satisfaction of conditions precedent for the availability of funding under the Term Loan, described below.

Hanlong will have the right to purchase a portion of any additional shares of common stock that we issue so that it can maintain its percentage ownership, unless its ownership is at the time below 5% at the earlier of the closing of Tranche 2 or closing of the Term Loan.  It may also acquire additional shares so that it maintains a 20% indirect interest in the Mt. Hope Project if our interest in the LLC is reduced below 80%.  If we issue shares to fund the Mt. Hope Project under certain circumstances, and on or before the date of commercial production, and Hanlong exercises its rights to maintain its percentage interest, we will be obligated to refund to Hanlong the cost of such shares over a three-year period up to an aggregate of $9.0 million.

Break Fees.  A break fee is payable by both the Company and Hanlong if the Purchase Agreement terminates because of the failure of certain conditions.  A break fee of $10.0 million is payable to the Company if the Purchase Agreement is terminated because Hanlong fails to obtain necessary Chinese government approvals, which may be offset against any balances owed by the Company under the Bridge Loan.  A break fee of $5.0 million is payable to Hanlong if the ROD is not timely received or the condition waived and the Purchase Agreement is terminated.  The Company’s break fee may be increased by $5.0 million if the Purchase Agreement is terminated and the Company has violated the “no-shop” provisions of the Purchase Agreement.  The break fees may also be increased by up to $2.0 million if the Company requests and Hanlong grants an extension concerning the ROD (the “Extension Fee”).  Any such fee will be credited against the arrangement fee described below.  The break fee payable by the Company to Hanlong may be paid in cash, or, in certain circumstances, in shares of our common stock at our option.  If paid in shares, the price would be the volume weighted average of our common stock on the NYSE Amex for the five days ending six days after the announcement of the termination.  On January 9, 2012, the Company and Hanlong executed an option agreement concerning the Purchase Agreement for no consideration.  The option must be exercised on or before December 31, 2012.  If the option is exercised, the parties will amend the Purchase Agreement to extend payment of the Extension Fee from December 2012 until April 30, 2013.

Chinese Bank Term Loan.  Hanlong is obligated to use commercially reasonable efforts to procure a Term Loan in an amount of at least $665.0 million with a term of at least 14 years after commercial production begins at the Mt. Hope Project.  The Term Loan will bear interest at a rate tied to the London Interbank Offered Rate (“LIBOR”) plus a spread of between 2% and 4% per annum.  The Purchase Agreement provides that the Term Loan will have customary covenants and conditions; however, the terms of the Term Loan have not yet been negotiated with the lender and we have no assurance as to the final terms of the Term Loan.  On February 16, 2012, the Company announced China Development Bank (“CDB”) had confirmed the basic terms underlying a proposed $665 million term loan to finance the Mt. Hope project, including a CDB commitment to lend $399 million and arrange a consortium of Chinese and international banks to fund the balance.  The term loan is anticipated to carry a maturity of 12 years including a 30 month grace period to allow for the construction of the Mt. Hope project.  The interest rate will remain subject to market conditions and Chinese government policy.  The Company and Hanlong are continuing to work with CDB with a target of having the loan completed, approved and available to the Company upon receipt of Mt. Hope’s operating permits.  Hanlong or an affiliate is obligated to guarantee the Term Loan.  When funds can be drawn by the Company under the Term Loan, the Company will pay a $15.0 million arrangement fee to Hanlong who will pay fees and expenses associated with the Term Loan before the Term Loan Closing, including those charged by the Chinese bank.

Bridge Loan

Hanlong agreed to provide a $20.0 million Bridge Loan to the Company, available in two equal $10.0 million tranches.  On April 28, 2010, we drew down the first $10.0 million tranche.  The second tranche became available after receiving stockholder approval of the Hanlong Transaction.  The first tranche of the Bridge Loan bears interest at LIBOR plus 2% per annum.  The second tranche of the Bridge Loan will bear interest at 10% per annum and is undrawn.  The Bridge Loan will be repaid from the proceeds of the Term Loan.  The second tranche may also be repaid at the Company’s election, in shares of the Company’s common stock.  If paid in shares, the price would be the volume weighted average of the Company’s shares on the NYSE Amex for a five-day period after public announcement of the event that required repayment.  The Company may offset its right to receive the break fee against its obligations to repay borrowings under the Bridge Loan.  On January 9, 2012, the Company and Hanlong executed an option agreement concerning the Bridge Loan Agreement.  The option must be exercised on or before December 31, 2012.  If exercised, the parties will amend the Bridge Loan Agreement to extend the maturity date of the Bridge Loan from December 31, 2012 to April 30, 2013.  This option also has the effect of potentially extending the availability of the undrawn $10.0 million second tranche to April 30, 2013 since the availability of the second tranche ends the earliest of the Tranche 2 closing date, the maturity date of the Bridge Loan and the first borrowing under the Term Loan.

The outstanding balance of the Bridge Loan and related accrued interest are recorded as a current liability as of December 31, 2011 as the Company anticipates the Term Loan will become available within the next twelve months.  The Bridge Loan and our obligation to pay a break fee to Hanlong under the Purchase Agreement are secured by a pledge by us of a 10% interest in the LLC.

Stockholder Agreement

In connection with Hanlong’s purchase of our shares, Hanlong signed a Stockholder Agreement with the Company that limits Hanlong’s future acquisitions of our common stock, provides for designation of up to two directors to our Board and representation on the LLC management committee, and places some restrictions on Hanlong’s voting and disposition of our shares.

After the Tranche 1 closing, Hanlong became entitled to nominate one director to serve on our Board and one representative to the LLC management committee.  Nelson Chen currently serves in both of these capacities.  After the Tranche 2 closing, Hanlong will be entitled to nominate a second director.  The Company will include and recommend the election of Hanlong’s nominees in the Board’s slate of nominees submitted to our stockholders, subject to the Board’s fiduciary obligations concerning nomination of directors and compliance by the nominee with applicable law and Company requirements concerning disclosure of information.  The Hanlong nominees may also serve on committees for which they are eligible.

Hanlong has agreed not to purchase additional shares, except as permitted by the Purchase Agreement, without the Company’s prior consent, and has agreed that it will not solicit proxies, join a group with respect to our equity securities, solicit or encourage an offer from another person for the Company, call a meeting of the Company’s stockholders or make a proposal to the Company’s stockholders, except to the Board.  If our Board receives an offer for the Company, for its assets or a merger that the Board determines is in the best interests of the Company’s stockholders, Hanlong is required to vote in favor of such a transaction or tender its shares unless it proposes an alternative transaction that our Board determines is more favorable to our stockholders than the offer received.

Hanlong may not, without the prior written consent of the Board, transfer ownership of their securities if the recipient would acquire beneficial ownership of more than 5% of our common stock as of the date of such transfer.  The restrictions on Hanlong’s share ownership, voting, disposition and drag-along rights will terminate on the earlier of the time that Hanlong owns less than 10% of our common stock, the date that is 6 months after the date that commercial production begins at the Mt. Hope Project, and June 30, 2014.

ArcelorMittal n/k/a APERAM Participation

The Company’s November 2007 private placement of 8.257 million shares with ArcelorMittal, included certain anti-dilution rights.  Pursuant to those rights, ArcelorMittal had an option to participate in the Tranche 1 and Tranche 2 equity issuances.  On April 16, 2010, the Company and ArcelorMittal entered into a Consent and Waiver Agreement (the “Agreement”) whereby ArcelorMittal waived its anti-dilution rights with respect to the Company’s proposed issuance of stock under the Hanlong investment.  ArcelorMittal will retain anti-dilution rights for future issuances of Company stock outside of shares sold under the Hanlong investment.  On January 25, 2011, the boards of directors of ArcelorMittal S.A. and APERAM each approved the transfer of the assets comprising ArcelorMittal’s stainless and specialty steels businesses from its carbon steel mining businesses to APERAM, a separate entity incorporated in the Grand Duchy of Luxembourg.  This transfer included the off-take agreement the Company had in place with ArcelorMittal and the shares of the Company’s common stock previously owned by ArcelorMittal.

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

Since purchasing the Liberty Property, we completed two drilling programs that, combined with previous evaluation work performed by former owners, identified mineralization totaling 541.4 million tons with ore grades averaging 0.067% molybdenum and 0.08% copper.  In April 2008 we completed a pre-feasibility study outlining project viability, expected economics, and production and cost estimates.  On October 3, 2011 the Company released an updated National Instrument 43-101, Standards of Disclosure for Mineral Projects (“NI 43-101”) compliant resource estimate and on November 15, 2011 released an updated pre-feasibility study detailing updated resource estimates and project economics.  The NI 43-101 is a codified set of rules and guidelines for reporting and displaying information related to mineral properties owned by, or explored by, companies which report these results on stock exchanges within Canada. The completed report estimates molybdenum and copper reserves and resources, production, capital and operating cost parameters, along with project economics.  The Company spent approximately $0.9 million to complete the pre-feasibility study and NI 43-101.

Other Mining Properties

We also have mining claims and land purchased prior to 2006 which consist in part of (a) approximately 107 acres of fee simple land in the Little Pine Creek area of Shoshone County, Idaho, (b) six patented mining claims known as the Chicago-London group, located near the town of Murray in Shoshone County, Idaho, (c) 265 acres of private land with three unpatented claims in Josephine County, Oregon, known as the Turner Gold project, (d) an undivided 50% interest in the reserved mineral rights known as the Margaret Property and 105 unpatented mining claims comprising the Red Bonanza Property, situated in the St. Helens Mining District, Skamania County, Washington; and (e) 34 unpatented mining claims in Marion County, Oregon, known as the Detroit property.  Our efforts at these properties are minimal and consume no significant financial resources.

We have entered into option to purchase agreements on three of these properties.  See Note 4 for additional discussion on these agreements.

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

We maintain a website at www.generalmoly.com, on which we will post free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q, Extensible Business Reporting Language (“XBRL”) documents, and any amendments to these reports under the heading “Investors” as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.  We also routinely post important information about the Company on our website under the heading “Investors.”  We do not incorporate the information on our website into this document and you should not consider any information on, or that can be accessed through, our website as part of this document.  You may read and copy any materials we file with the SEC at the Securities and Exchange Commission Public Reference Room at 100 F Street NE Washington, DC 20549.  Information regarding the operation of the Public Reading Room may be obtained by calling the SEC at 1.800.SEC.0330.  The SEC also maintains a website that contains our reports and other information at www.sec.gov.

Corporate Strategy and Objective

Our corporate strategy is to acquire and develop highly profitable advanced stage mineral deposits.  Our near-term corporate objective is to profitably develop and operate the Mt. Hope Project and to complete our evaluation and commence development of the Liberty Property.  In the short-term, we are focused on receiving permits and financing required to complete the development of the Mt. Hope Project based on our current schedule, while at the same time conserving our cash resources until such permits are received.

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

Products

We do not currently produce any products.  When the Mt. Hope Project is developed, we expect production (on a 100% basis) of 40 million pounds of molybdenum per year over the first five years on average and approximately 1.1 billion pounds of molybdenum over the expected 44-year life of the project.  The Mt. Hope Project will primarily focus on producing Technical Grade Molybdenum Oxide (“TMO”), which is widely utilized by the steel industry.  In the future, we may also consider producing FerroMolybdenum (“FeMo”), and have designed the Mt. Hope Project plant to accommodate this process, which is also used by the steel industry and would make the Company a more complete supplier to the steel industry.

Molybdenum is a refractory metal with very unique properties.  Approximately 70% to 80% of molybdenum applications are in steel making.  Molybdenum, when added to plain carbon and low alloy steels, increases strength, corrosion resistance and high temperature properties of the alloy.  The major applications of molybdenum containing plain and low alloy steels are automotive body panels, construction steel and oil and gas pipelines.  When added to stainless steels, molybdenum imparts specialized corrosion resistance in severe corrosive environments while improving strength.  The major applications of stainless steels are in industrial chemical process plants, desalinization plants, nuclear reactor cooling systems and environmental pollution abatement.  When added to super alloy steels, such as those used in Jet turbine blades and other advance aerospace engine components, molybdenum dramatically improves high temperature strength, thermal expansion and contraction resistance and resistance to oxidation.  The effects of molybdenum additions to steels are not readily duplicated by other elements and as such are not significantly impacted by substitution of other materials.

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

Competitive Conditions

Molybdenum exploration, development and production is a competitive business.  We anticipate competing with numerous molybdenum suppliers once the Mt. Hope Project achieves production.

The supply of molybdenum comes from both primary molybdenum mines, such as our proposed Mt. Hope Project, and as a byproduct of porphyry copper production.  Each source of supply represents approximately 50% of the molybdenum produced annually, which was forecast to grow to 535 million pounds in 2011, according to CPM Group, an industry consultant.  Although many companies produce molybdenum, many of which also mine other minerals, approximately two-thirds of global production is concentrated among ten companies.

After we commence production at both our Mt. Hope Project and Liberty Property, our competitive position will be based on the quality and grade of our ore bodies and our ability to manage costs compared with other producers.  Our costs are driven by the grade and nature of our ore bodies as well as input costs, including energy, labor and equipment.  Our ability to have a competitive position over the long-term will be based on, among other things, the large size of our combined ore resources and anticipated production rate capacity as well as our intention to hire and retain a skilled workforce, and manage our costs.

Employees

The Company had a total of 36 employees, including 32 exempt and 4 hourly employees, as of December 31, 2011.

Description of the Mt. Hope Project

Overview

The discussion in this section is based on the entire Project, of which we own an 80% interest. The LLC is proceeding with the permitting and development of the Mt. Hope Project.  The Project will include the development of an open pit mine, construction of a concentrator and a roaster, and construction of all related infrastructure to produce TMO, the most widely used molybdenum product.

From November 2004 through August 2007 we conducted numerous exploration, drilling and evaluation studies, culminating in the BFS for the Mt. Hope Project.  In 2005, we initiated the baseline studies necessary for development of an Environmental Impact Statement (“EIS”).  We completed an initial POO, which the BLM accepted in September 2006.  In December 2006, the BLM selected an environmental firm to complete the EIS for the Mt. Hope Project.  Since that time, the Company has been working with the environmental firm to complete the EIS.  We are currently targeting the effective date of the ROD and the satisfaction of the other ROD Contribution Conditions to occur between June and September of this year.  The public comment period for the DEIS commenced at its publication on December 2, 2011 and ended on March 1, 2012.  Circumstances beyond our control, including reviewing agency delays or requests for additional information or studies, and requests for review or appeals of the BLM decision, could cause the effectiveness of the ROD and/or the satisfaction of the other ROD Contribution Conditions to be delayed.  Once the ROD is effective and financing is in place, we can commence construction.  We estimate that production will begin approximately 20 months following initiation of project construction.

In addition to working to complete the EIS, we are working to finalize the transfer of water rights to mining use.  In March 2009 we were granted our water applications in a Ruling by the State Engineer.  However, that Ruling was successfully appealed in April 2010 in Nevada District Court (“NDC”), remanding the matter for another hearing by the State Engineer.

On July 15, 2011, the State Engineer issued a second Ruling granting the Company’s water right applications.  In August 2011, Eureka County and two other parties comprised of three individual water rights holders in Diamond Valley and one in Kobeh Valley, filed Petitions and Amended and Supplemental Petitions (“Petitions”) with the NDC appealing the second Ruling of the State Engineer.  We continue to anticipate a favorable NDC decision, upholding the State Engineer’s second Ruling.  The appeal hearing is set for April 3, 2012 before the NDC.  A decision by the NDC is expected in mid-2012, although the NDC is not required to act under any specified timeline.  The appeal does not prevent the State Engineer from issuing the permits and as such, the State Engineer completed issuance of all permits on December 14, 2011 and certain amended permits on January 4, 2012 subject to the second Ruling.  The water will become available for consumptive use following the State Engineer’s approval of the Company’s Monitoring, Management and Mitigation Plan (“3M Plan”), developed with the input and cooperation of Eureka County. The Company is continuing to work with the State Engineer and Eureka County following our prior submissions, to finalize the 3M Plan and we anticipate the State Engineer will approve the 3M Plan prior to commencement of construction, in the second half of 2012.

On August 19, 2010, the LLC entered into an agreement with the Eureka Producers’ Cooperative (the “EPC”) whereby the LLC will fund a Sustainability Trust (the “Trust”) in exchange for the cooperation of the EPC with respect to the LLC’s water rights and permitting of the Mt. Hope Project.  The Trust will be tasked with developing and implementing programs that will serve to enhance the sustainability and well-being of the agricultural economy in the Diamond Valley Hydrographic Basin through reduced water consumption.

The Trust may be funded by the LLC over several years based on the achievement of certain milestones.  The achievement of these milestones is considered to be probable, and as such $4.0 million is accrued in the Company’s December 31, 2011, financial statements and is included in mining properties, land, and water rights.

In addition to the ROD and the water rights, three state-issued permits are viewed as major environmental permits; the Water Pollution Control (“WPC”) Permit, the Air Quality Permit (“AQP”), and the Reclamation Permit.  The LLC continues to develop the applications and supporting information for these permits.  At the request of Eureka County, the Nevada Department of Environmental Protection, Bureau of Air Pollution Control (“NDEP-BAPC”) scheduled a public meeting on the Company’s draft AQP on February 28, 2012 in Eureka, Nevada.  These permits are anticipated to be received on or before the date that the ROD is received (see “Permitting- Mt. Hope Permitting Requirements” below).

The Mt. Hope Project — the LLC

The Mt. Hope Project is owned and will be operated by the LLC under the LLC Agreement.  The LLC currently has a 30-year renewable lease (“Mt. Hope Lease”) with Mount Hope Mines, Inc. (“MHMI”) for the Mt. Hope Project.  Located in Eureka County, Nevada, the Mt. Hope Project consists of 13 patented lode claims and one millsite claim, which are owned by MHMI and leased to the LLC, and 1,521 unpatented lode claims, including 109 unpatented lode claims owned by MHMI and leased to the LLC and 1,412 unpatented lode claims owned by the LLC.  Patented claims are owned real property and unpatented claims are held subject to the paramount title of the United States and remain valid for as long as the claim contains a discovery of valuable minerals as defined by law and the holder pays the applicable fees.

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

The LLC is not permitted to assign or otherwise convey its obligations under the Mt. Hope Lease to a third party without the prior written consent of MHMI, which consent may be withheld at its sole discretion.  If, however, the assignment takes the form of a pledge of our interest in the Mt. Hope Project for the purpose of obtaining financing, MHMI’s consent may not be unreasonably withheld.  The Mt. Hope Lease further requires the LLC to keep the property free and clear of all liens, encumbrances, claims, charges and burdens on production except as allowed for a project financing.

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

The Mt. Hope Lease is for a term of 30 years, but is extended beyond 30 years if the Mt. Hope Project is in production or intends to resume production (and has provided notice to MHMI accordingly).  The lease may be terminated at the election of the LLC, or upon a material breach and failure to cure such breach.  If the LLC terminates the lease, the termination is effective 30 days after receipt by MHMI of written notice to terminate the Mt. Hope Lease.  If MHMI terminates the lease, termination is effective upon receipt of a notice of termination of a material breach, representation, warranty, covenant or term contained in the Mt. Hope Lease and followed by failure to cure such breach within 90 days of receipt of a notice of default.  MHMI may also elect to terminate the Mt. Hope Lease if the LLC has not cured the non-payment of obligations under the lease within 10 days of receipt of a notice of default.

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

Royalties, Agreements and Encumbrances

Advance Royalty

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

The Mt. Hope Lease requires a royalty advance (“Construction Royalty Advance”) of 3% of certain construction capital costs, as defined in the Mt. Hope Lease.  The LLC is obligated to pay a portion of the Construction Royalty Advance each time capital is raised for the Mt. Hope Project based on 3% of the expected capital to be used for those certain construction capital costs defined in the Mt. Hope Lease.  Through December 31, 2011, we have paid $13.7 million of the total Construction Royalty Advance, including $9.0 million paid on October 19, 2011.  Based on our Mt. Hope Project capital budget we estimate that an additional $9.0 million must be paid on or before October 19, 2012, which has been accrued.

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

Environmental Regulations and Permits

The Mt. Hope Project is subject to numerous state and federal environmental regulations and permits.  See “Applicable Mining Laws” and “Permitting” below for a detailed description of these requirements.

Accessibility, Climate, Local Resources, Infrastructure and Physiography

Access

The Mt. Hope Project has year-round access from Nevada State Route 278 (“Route 278”).  The land package includes the land between the project site and Route 278 making the project accessible from existing roads.

Climate

Climate in the area is moderate, with average highs in July of about 86 degrees Fahrenheit and lows in January of about 13 degrees Fahrenheit.  Precipitation in the area is relatively low with annual precipitation averages of about 12 inches.  Operations at the site are planned to continue year-round.

Local Resources and Infrastructure

The town of Eureka, Nevada is approximately 21 miles to the south of the Mt. Hope Project, via Route 278.  The infrastructure requirements to support the mine and concentrator consist of bringing power and water to the property,  commensurate with the operational requirements, including developing a water well field within the Kobeh Valley, constructing site access roads, and constructing maintenance shops for the mine and plant administrative offices.  A 230kV power line is expected to be developed from the Machacek substation near the town of Eureka to the mine site.

Water Rights and Surface Rights

Planned water wells, located approximately 6 miles to the southwest of the planned operating facilities, are anticipated to supply approximately 7,000 gallons per minute (“gpm”) to the Mt. Hope Project.  Exploration for water is sufficiently advanced to identify the source of water that will be used for all project water needs, with final fresh water development to occur during the construction of the project.  (See “Permitting — Mt. Hope Permitting Requirements — Water Appropriation Permits-Nevada Division of Water Resources” below for a discussion of the current status of our applications for water rights for use in the Mt. Hope Project).

Surface rights on the Mt. Hope Project include BLM open range grazing rights and stock water rights.  Two power line easements cross within the property boundaries.  An existing easement for a 345kV transmission line runs north-south on the western edge of the property and the other existing easement is a medium-voltage power line that runs east along the main existing access road that connects to Route 278 to the eastern property boundary.

Physiography

The Mt. Hope area lies within an area of north-south trending mountains separated by alluvial valleys.  The primary mountain ranges in the Mt. Hope area include the Roberts Mountains, Sulphur Spring Range, Diamond Mountains, Simpson Park Range, and the Cortez Mountains.  Elevations of the mountains range from approximately 6,800 feet for the crests of the Sulphur Spring range to over 10,000 feet for the Roberts Mountains.

The major valleys in the Mt. Hope region are Diamond Valley to the east, Pine Valley to the north, and Kobeh Valley to the west.  Diamond and Pine Valleys are elongated in a north-south direction.  Kobeh Valley is located to the west and southwest of the Mt. Hope Project.

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

History

Prior Ownership and Results of Exploration Work

Lead-zinc ores were discovered at Mt. Hope in 1870, and small-scale mining was carried out sporadically until the 1970s.  Zinc and adjacent copper mineralization were the focus of drilling activities by Phillips Petroleum in the early 1970s and by ASARCO and Gulf (“ASARCO”) in the mid-1970s, which outlined further zinc mineralization.  The last drill hole of this series encountered significant molybdenum mineralization at depth west of the zinc deposits.  The significance of this mineralization was first recognized by ASARCO in 1976, but ASARCO did not reach an agreement with MHMI to test this potential.

Exxon recognized molybdenum potential at Mt. Hope in 1978 and acquired an option on the property from MHMI.  By 1982, Exxon had completed 69 holes, which partially defined a major molybdenum deposit underlying the east flank of the Mt. Hope property.  Exxon conducted a +/-25% feasibility study of the Mt. Hope project in 1982.  A draft EIS was completed on the project and public hearings were held in early 1985.  Exxon drilled an additional 60 holes on the property between 1983 and 1988 but did not update their deposit block model with data from the post-1982 holes.  Cyprus drilled four holes on the property in 1989-90 under an agreement with Exxon but did not pursue the project.

We established an agreement with MHMI in 2004 pursuant to which we obtained access to the work completed by previous companies that had evaluated the property, including drill core and drill data.  We used this data as the basis for developing an evaluation of the Mt. Hope deposit.  The evaluation provided the basic engineering, plant design and other aspects of analysis of the Mt. Hope Project and outlined a positive operating process, waste disposal, mine design and plan, preliminary Environmental Assessment (“EA”), permitting plan, operating and capital cost estimates, and the corresponding estimates of mineralized material.

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

The ore deposit is a molybdenum porphyry, which is classified as a “Climax—type” deposit.  This type of deposit has well zoned molybdenum mineralization.  The molybdenum mineral content, termed grade zoning, surrounds the central area of the deposit and forms geometries that are circular in plan and arch shaped in section. The mineral zones or “shells” consist of quartz porphyry and hornfels cross-cut by quartz stockwork veining containing molybdenite.  Drilling has proven strong ore grades near the surface and indications of deeper ore grade zones.

Mineralization

The main form of molybdenum mineralization that occurs within the orebody is molybdenite (MoS2 - molybdenum disulfide).  Much of the known molybdenite is distributed around two lobes and apophyses of the main quartz porphyry stock and within two separate mineralized zones.  A concentration of higher-grade mineralization, averaging 0.15% molybdenum, is present between the eastern and western mineral zones.  Referred to as the Mt. Hope Fault Zone, this area is approximately 1,300 feet in diameter and varies from 325 to 985 feet deep.  This zone will be the target of open pit mining in the first 32 years.  Lower grade ore will also be mined and stockpiled during the first 32 years and will be processed in the succeeding 12 years.

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

Ore to Be Mined

The table below summarizes the ore grades we expect to mill under our BFS mine plans for Mt. Hope.

Mill Feed Ore Statistics

		Average
		Grade	Mo
Category	Ktons	Mo%	Recovery %
Ore in Years 1-5	110,346	0.103	87.7
Ore in Years 1-10	220,737	0.094	87.3
Ore in Years 1-20	439,195	0.086	86.2

The modeled pit, including the above mineralized material and waste, contains an estimated 2.7 billion tons of total material.  Based on these estimates, from the inception of production through year 32, the mill will process 702,953 thousand tons of ore at an average ore grade of 0.078%.  During this time period low-grade ore totaling 262,973 thousand tons with an average ore grade of 0.042% will be stockpiled for later feed into the mill from years 32 through 44.  Waste material totaling 1,741,815 thousand tons will also be mined and disposed of on site.  The total production is based on estimated life of mine and has a 0.034% Mo cutoff grade.

Mining

The Mt. Hope Project is planned for production by conventional large-scale, hardrock, open-pit mining methods.  The current mine plan provides for primary loading with a fleet of two electric cable shovels, one hydraulic shovel, and two front-end loaders.  The mine fleet is expected to include 24 240-ton trucks by the end of the first full year of production.  The Company anticipates engaging a contractor to perform approximately 10 months of pre-production stripping concurrent with the initial phases of construction of the Mt. Hope Project.

Ore will be hauled directly to the crusher at the southeast side of the pit.  Waste will be delivered to one of four waste sites located around the mine.  One low grade stockpile will be located to the east of the pit.  The low-grade material will be re-handled and processed through the plant following the initial 32 years of mining.  The planned storage of low-grade ores is 263 million tons at a grade of 0.042% Mo.

Process Overview

The process circuit will include:

•                                          Primary Crusher & Coarse Ore Stockpile—The primary crusher (60x89 superior gyratory) will be located adjacent to the pit and crushed ore will be fed to a 70,000 ton live capacity stockpile.

•                                          Semi-Autogenous Grinding (“SAG”) & Ball Mill Circuit—Ore will be reclaimed from the stockpile from up to four feeders and fed by conveyor to the SAG mill.  The design will allow for the addition of a pebble crusher.  Following the SAG mill, the ore will be ground to 80% passing 150 microns in the two ball mills at an average daily processing rate of 60,625 tons.

•                                          Flotation Circuit—Following the grinding circuit, the ore will be processed in a conventional flotation plant.  The molybdenum ore will be treated through two banks of rougher/scavenger flotation, one stage of first cleaners followed by regrind, and four additional stages of cleaner flotation.  Some molybdenum concentrates with higher levels of included metals will be treated through a concentrate leach facility to produce the cleaned, final molybdenum concentrate.  Metallurgical results have indicated that an estimated mill recovery of approximately 85.8% is achievable across grades ranging from 0.04% through 0.1% Mo with final concentrate grades of approximately 54% to 56% Mo.  The initial 32 years of higher-grade ores will achieve recoveries of about 87%.

•                                          Roaster Circuit—Molybdenum concentrate will be further processed in two multi-hearth roasters to produce technical grade molybdenum trioxide product.  The roasting facility will provide a fully integrated process.

Tailing Facility

The proposed mining and processing operation is expected to produce approximately 22 million tons of tailing (including SO2 scrubber residue) per year.  Approximately 966 million tons of tailing will be produced under the current mine plan.  The Tailing Storage Facility layout provides for the construction of one tailing impoundment that will contain the first 30 plus years of operations.  A second facility is planned for the remaining years of the mine life.  Both tailing impoundments will be constructed with HDPE plastic liners to provide for greater groundwater protection.

Bankable Feasibility Study

On August 30, 2007, we completed the BFS, which established proven reserves totaling 189,675 thousand tons of ore at an average grade of 0.083% molybdenum and probable reserves totaling 776,251 thousand tons of ore at an average grade of 0.065% molybdenum summarized as follows:

Statement of Reserves and Mineralized Material

Units = Short Tons

Reserves

Cutoff Grade		Proven Reserves		Probable Reserves		Proven+Probable Reserves
K$Net/hr	%Mo Sulfide	Ktons	Mo Grade%	Ktons	Mo Grade%	Ktons	Mo Grade%

$3.000	0.034%	189,675	0.083	776,251	0.065	965,926	0.068

Additional Mineralized Material

Cutoff Grade		Measured		Indicated		Measured+Indicated
K$Net/hr	%Mo	Ktons	Mo Grade%	Ktons	Mo Grade%	Ktons	Mo Grade%

$0.001	0.024%	11,089	0.029	98,552	0.030	109,641	0.030

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

The final reserve pit design was based on a molybdenum price of $10/lb molybdenum in the saleable form of moly tri-oxide.  As of December 31, 2011, the approximate three year backward average price for molybdenum was $14.19/lb, according to Ryan’s Notes, a ferro-alloy industry news and pricing publication.  The spot price for molybdenum on the same date was approximately $13.40/lb, also according to Ryan’s Notes.  The pit design price is below the 3-year backward average and below current spot prices.

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

Capital Cost Estimates

Our current estimate of the initial capital cost estimate is $1,039 million.  Additionally, we estimate approximately $115 million in cash financial assurance requirements and pre-paid items, resulting in a total of $1,154 million.  Many of these cost estimates are based on 2009 constant dollars and are subject to cost inflation or deflation.  In the past several years, costs associated with capital expenditures have escalated on an industry-wide basis as a result of major factors beyond our control, including the prices of oil, steel and other commodities.  We anticipate updating the capital estimate during the second half of 2012 in conjunction with the expected restart of the Mt. Hope Project.  Furthermore, ongoing replacement and sustaining mine equipment and process plant capital over the expected 44-year operating life plus the three-year reclamation period is currently estimated to be approximately $642 million.  These amounts do not include financing costs or amounts necessary to fund operating working capital.  We expect that these cost estimates will continue to evolve over time based on changes in the industry-wide cost structure as well as changes in our operating strategies and initiatives for the project.  The Mt. Hope Project’s current anticipated capital requirements are broken down in the following table:

Estimated Capital Costs	$ Millions
Mining Equipment	$134
Milling Equipment	$176
Construction	$347
Owners Costs, Pre-Stripping	$169
Taxes, freight, spares	$68
Engineering, Procurement, and Construction Management	$59
Contingency	$86
Total Capital	$1,039
Financial Assurance and pre-paid items	$115
Total Capital Requirement	$1,154
Sustaining Capital (40+ years)	$642

Pricing

The worldwide molybdenum price fluctuated between $5.33 per pound in 2003 to over $40.00 per pound in 2005 and traded in the mid-$30s per pound prior to October 2008, when prices fell from approximately $33.50 per pound to $7.70 per pound in April 2009 as a result of the global financial crisis.  Subsequent to April 2009, prices slowly rose finishing 2009 at $12.00 per pound and further increasing to finish 2010 at $16.40 per pound.  During 2011, prices traded in a relatively narrow range between $12.85 and $17.70 per pound, finishing the year at $13.40 per pound, according to Ryan’s Notes.  Since the beginning of 2012, prices have traded slightly higher and are currently trading at $14.70 per pound as of late February 2012.

In our BFS and for a portion of our financial evaluations, we use molybdenum prices prepared by an independent commodities research company, CPM Group.  Their research is a comprehensive look at both the supply and demand side of the molybdenum market.  Through their research, they forecast global growth rates for molybdenum for both supply and demand.  CPM Group continues to forecast prices in excess of current spot prices over the long-term.  In August 2011, CPM Group forecast that molybdenum prices would average $20.00 in 2012, $23.55 in 2013; $22.00 in 2014; $13.50 in 2015; $11.15 in 2016; $12.50 in 2017, $13.50 in 2018, $16.15 in 2019 and $17.20 thereafter.

Production

Production over the life of the project is estimated to be 1.1 billion pounds of saleable molybdenum on a 100% basis.  Production over the first full five years is estimated at 40 million pounds of molybdenum.  Direct operating costs for the Mt. Hope Project over the first full five years of operation are anticipated to average $5.29 per pound, using $80 per barrel oil equivalent energy costs, and CAS per pound over the first full five years of operation, including anticipated royalties calculated at $15 per pound molybdenum, are anticipated to average $6.00 per pound.  For each $10 change in per barrel oil costs, Mt. Hope’s anticipated direct operating cost changes approximately $0.10 per pound.  Life of mine CAS are estimated to be approximately $7.94 per pound of molybdenum at $80 per barrel oil, inclusive of anticipated royalty payments calculated at $15 per pound molybdenum.  These cost estimates are based on 2009 constant dollars and are subject to cost inflation or deflation.  In the past several years, operating costs in the mining industry have escalated on a world-wide basis as a result of major factors beyond our control, including the cost of energy and labor.  We anticipate updating these operating cost estimates later this year.

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

On January 30, 2007, we purchased Equatorial Mining North America, Inc. and its two subsidiaries, which owned a 12% net smelter returns royalty on the Liberty Property, from Equatorial Mining Pty. Limited, effectively eliminating all third party royalties on the property.  The consideration paid for the Equatorial acquisition was $4.8 million with an additional deferred payment of $6.0 million due upon commencement of commercial operation of the property.  In connection with the transaction, we acquired $1.2 million in cash accounts and assumed all environmental liabilities on the reclaimed site.  Additionally in 2007, we purchased all outstanding mineral claims associated with this property that were not previously owned by us thus giving the Company 100% control over all mineral rights within the boundary of the property, as well as claims on BLM property adjacent to the patented grounds.

Since purchasing the Liberty Property, we completed two drilling programs that, combined with previous evaluation work performed by former owners, identified mineralization totaling 541.4 million tons with ore grades averaging 0.067% molybdenum and 0.08% copper.  We completed a pre-feasibility study on the Liberty Property in April 2008 that detailed initial capital and operating costs, anticipated mining and milling rates and permitting requirements.  On October 3, 2011 the Company released an updated NI 43-101 compliant resource estimate and on November 15, 2011 released a pre-feasibility study detailing updated resource estimates and project economics.  The completed report estimates molybdenum and copper reserves and resources, production, capital and operating cost parameters, along with project economics.  The Liberty Property is viewed by the Company as a follow-on project to the Mt. Hope Project that we intend to actively pursue following development of the Mt. Hope Project, and dependent on market conditions.

History

In 1955, Anaconda leased and optioned the Liberty molybdenum prospect and mine in order to evaluate extensive molybdenum and copper occurrences.  From 1956 through 1966, Anaconda explored or delineated molybdenum mineralization over an approximate one square mile area.  Drilling indicated extensive mineralization from the surface to a depth of approximately 2,000 feet.  Drilling delineated approximately 200 million tons of mineralization grading 0.091 percent molybdenum, which was included in a long term mining plan.  Mine construction began in 1979 with production from the Hall Mine starting in 1981.  Anaconda ceased operations in 1985 due to low metal prices.  Between 1982 and 1991, Anaconda and successor operator Cyprus Minerals mined a total of 50 million tons of ore grading 0.11 percent molybdenum.  No further molybdenum mining took place after 1991, leaving an estimated 150 million tons of un-mined ore at a grade of 0.09 percent molybdenum.

A 100 million ton copper ore zone independent of the molybdenum was the subject of a copper leach operation by Equatorial between 1995 and 2002.  Approximately 10 million tons were mined before operations ceased in 2002.  The copper zone is not currently being evaluated.

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

Our combined purchases of the assets and mineral rights at the Liberty Property included all of the lands required for future operations and all of the mineral rights.  The initial years for a new molybdenum operation and mine on this property could be entirely on fee lands owned by us.  As a result, initial permitting is anticipated to be through state agencies, including the Nevada Department of Environmental Protection (“NDEP”).  There are minor BLM landholdings in the footprint of planned waste stockpiles and the open pit, and at some future time we will pursue acquisition of these lands or perform Federal National Environmental Policy Act (“NEPA”) evaluations to permit use of these lands.  Based on this and the project’s previous operations, we expect to have an expedited permitting schedule as compared to other greenfield start-up projects, such as Mt. Hope.

Geology

The ore body at the Liberty Property is geometrically displayed as a cylinder, roughly coincident with and draped across, the igneous contact of a Cretaceous quartz porphyry stock and the metamorphosed volcanic host rock.  The cylinder plunges -35° to the southeast.  Molybdenite occurs as selvages on stockwork quartz veins and on bedding planes and tensional shears in the country rock with the majority of the molybdenum resource located in the intrusive.  Host rocks consist of fine-grained volcaniclastic rocks, formerly identified as schists and quartzites, intruded by Cretaceous coarse-grained quartz-feldspar porphyry.  These are overlain by Tertiary volcanic rocks varying from rhyolitic-welded ash-flow tuffs to dacitic and basaltic lava flows.  Tertiary andesite dikes intrude the welded tuffs.

The Cretaceous quartz-feldspar porphyry is extensively altered by quartz-muscovite and K-spar flooding.  Internal textures are often obscured by overprinting alteration.

The deposit is crosscut and offset by a number of post mineral faults.  Major structural trends are north-south and east by northeast-west by southwest.

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

Our mineral property holdings in Shoshone County, Idaho include lands contained in mining districts that have been designated as a “Superfund Site” pursuant to CERCLA.  This “Superfund Site” was established to investigate and remediate primarily the Bunker Hill properties of Smelterville, Idaho, a small portion of Shoshone County where a large smelter was located.  However, because of the extent of environmental impact caused by the historical mining in the mining districts, the Superfund Site covers the majority of Shoshone County including our Chicago-London and Little Pine Creek properties as well as many small towns located in Northern Idaho.  We have conducted a property environmental investigation of these properties, which revealed no evidence of material adverse environmental effects at either property.  We are unaware of any pending action or proceeding relating to any regulatory matters that would affect our financial position due to these inactive mining claims in Shoshone County.

Applicable Mining Laws

Mining in the State of Nevada is subject to federal and state law.  Three types of laws are of particular importance to the Mt. Hope Project: those affecting land ownership and mining rights; those regulating mining operations; and those relating to the environment.

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

Permitting Process Overview

The development, operation, closure and reclamation of mining projects in the United States require numerous notifications, permits, authorizations, and public agency decisions.  This section does not attempt to exhaustively identify all of the permits and authorizations that need to be granted, but instead focuses on those that are considered to be critical for project start-up.

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

Mt. Hope Permitting Requirements

The Mt. Hope Project will require both federal and state permits before it can commence construction and operations.  Major permits required for the Mt. Hope Project include the ROD, a BLM issued permit, water appropriation permits from the Nevada Division of Water Resources, the WPC permit and reclamation permit from the NDEP—BMRR, and an AQP from the NDEP—BAPC.  NDEP—BAPC held a public meeting on the Company’s draft AQP on February 28, 2012 in Eureka, Nevada.  Applications for other time-critical state permits have been submitted for agency review and approval.  The LLC continues to develop and evolve the information supporting these permits based on agency review and feedback.  We believe these other major operating permits will be received on or prior to the effective date of the ROD.

Although we currently are targeting the effectiveness of the ROD and the receipt of all major operating permits to occur between June and September 2012, circumstances beyond our control, including reviewing agency delays or requests for additional information or studies, and appeals of the BLM decision, could cause the effective date of the ROD to be delayed.  The occurrence of any or a combination of these adverse circumstances may increase the estimated costs of development, require us to obtain additional interim financing, and/or delay our ability to obtain project financing or other significant financing.  A delay in the ROD or the receipt of major operating permits also affects the satisfaction of the ROD Contribution Conditions as well as the conditions to Tranche 2 of Hanlong’s investment in our common stock.

Plan of Operations Approval—Bureau of Land Management

The BLM is preparing an EIS analyzing the environmental impacts of the Mt. Hope Project and alternatives in accordance with the NEPA.  Upon completion and approval of the EIS, the BLM will issue the ROD for the Mt. Hope Project.  The ROD will be effective on the date the BLM has recorded its decision to approve the EIS and POO for the Mt. Hope Project.  We currently expect to receive the ROD between June and September 2012.  In September 2006, the BLM determined that the POO met the regulatory requirements with respect to completeness and comprehensiveness.  Since that time, baseline technical reports have been submitted and approved by the BLM and POO updates have been submitted to accommodate additional detail based on progression of project design.  The BLM has also been working with its environmental firm to complete the EIS.  The DEIS was published in the Federal Register on December 2, 2011.  The public comment period for the DEIS commenced at its publication on December 2, 2011 and ended on March 1, 2012.

Potential environmental issues associated with the proposed operations have been identified and mitigation measures have been developed to minimize potential impacts.  These actions are anticipated to support permitting efforts and to reduce potential environmental liability, and promote good community and social responsibility.

Issues of concern are primarily related to geochemistry and the associated potential for acid generation from waste rock, the water quality in the post-mining pit lake, and the potential mobilization of constituents in the tailings.  Other significant potential impacts include effects of groundwater pumping on existing water rights and/or surface water flows, air emissions, reduction of wildlife habitat, including a federally listed sensitive species, and the socioeconomic impact to the community of Eureka.  Extensive laboratory testing has been conducted to fully evaluate the geochemistry of all material types that will be mined.  The waste rock disposal facilities and tailing impoundment designs incorporate components to minimize potential impacts, consistent with accepted and demonstrated industry practices.  Hydrological and geochemical computer modeling predicts that the post-mining pit lake water quality will not pose a threat to wildlife and will therefore not require treatment. Air emissions will be reduced by using control technology and leading industry practices.  A detailed reclamation plan has been developed to re-establish post-mining land uses, including wildlife habitat.  Other resource-specific mitigation plans have been developed, including those for wild horses and burros, cultural resources, the Pony Express Trail, sage grouse habitat, water resources, bats, and minimizing fugitive dust.  Environmental regulations related to reclamation require that the cost for a third party contractor to perform reclamation activities on the mine site be estimated.  This reclamation cost estimate, once approved by BLM and the NDEP will become the basis for the required financial assurance amount.  The LLC will be required to post a financial instrument in addition to the $0.8 million currently held by the BLM upon receiving the ROD to provide a guarantee that this amount will be available to BLM and NDEP for use in conducting reclamation should we become insolvent or default on our reclamation obligations.  Although the Reclamation Permit is administered by the NDEP-BMRR, BLM review is required and the reclamation cost estimate must be approved in conjunction with approval of the POO.  To accommodate this process, the reclamation permit application and reclamation cost estimate is included as part of the POO submittal.

A phased reclamation cost estimate will address the anticipated activities for a three-year period from the point of POO approval.  The financial assurance estimate must then be recalculated every three years to include the current activities and those activities anticipated to be completed during the subsequent three-year period.  Preliminary estimates indicate that the project reclamation financial assurance requirements during the first three-year period will be approximately $71.9 million, and could be met with financial instruments other than cash.  Financial guarantees held by the BLM will increase with every three-year update in conjunction with the growth of the waste rock pile and the tailing impoundments.  It is estimated that financial assurance requirements could reach $171.8 million at the anticipated end of the project (year 44), assuming no concurrent reclamation activities occur.

Water Appropriation Permits—Nevada Division of Water Resources

The Mt. Hope Project is primarily centered between two water basins:  the Kobeh Valley Basin and the Diamond Valley Basin.  Operation of the Mt. hope Project is expected to require 7,000 gallons per minute of fresh water that will be sourced from wells located in Kobeh Valley, west of the Mt. Hope Project.  The Company has purchased from existing water rights holders essentially all available water rights in the Kobeh Valley Basin, totaling more than 16,000 acre feet annually.

In addition to working to complete the EIS, we are working to finalize the transfer of water rights to mining use.  In March 2009 we were granted our water applications in a Ruling by the State Engineer. However, that Ruling was successfully appealed in April 2010 in the NDC, remanding the matter for another hearing by the State Engineer.

On July 15, 2011, the State Engineer issued a second Ruling granting the Company’s water right applications.  In August 2011, Eureka County and two other parties comprised of three individual water rights holders in Diamond Valley and one in Kobeh Valley, filed Petitions and Amended and Supplemental Petitions (“Petitions”) with the NDC appealing the second Ruling of the State Engineer.  We continue to anticipate a favorable NDC decision, upholding the State Engineer’s second Ruling.  The appeal hearing is set for April 3, 2012 before the NDC.  A decision by the NDC is expected in mid-2012, although the NDC is not required to act under any specified timeline.  The appeal does not prevent the State Engineer from issuing the permits and as such, the State Engineer completed issuance of all permits on December 14, 2011 and certain amended permits on January 4, 2012 subject to the second Ruling.  The water will become available for consumptive use following the State Engineer’s approval of the Company’s Monitoring, Management and Mitigation Plan (“3M Plan”), developed with the input and cooperation of Eureka County. The Company is continuing to work with the State Engineer and Eureka County following our prior submissions, to finalize the 3M Plan and we anticipate the State Engineer will approve the 3M Plan prior to commencement of construction, in the second half of 2012.

Water Pollution Control Permit—Nevada Division of Environmental Protection—Bureau of Mining Regulation and Reclamation

The BMRR administers the programs for the WPC Permit and the Reclamation Permit, both of which are required for the Mt. Hope Project.  The WPC Permit program specifies design criteria for containment of process fluids and mandates development of monitoring, operational, and closure plans.  We believe that the standards for facility design are well-defined and we do not anticipate that the WPC permitting process will be delayed by technical issues.  In addition, the permit review process is well-defined, including timelines, and is codified in regulation.  The permit application was originally submitted in the third quarter of 2008.  We anticipate receiving the WPC Permit close to the BLM’s issuance of the ROD.

Air Quality Permit—Nevada Division of Environmental Protection—Bureau of Air Quality

Prior to the commencement of construction activities and in conjunction with facility operations, an AQP will be necessary.  The Nevada BAPC regulations categorize permit types as Class 1 or Class 2, based on the estimated emissions amounts.  The Mt. Hope Project is subject to a Class 2 permit (smaller emissions) based on emissions estimates.  The permit application included an emissions inventory and dispersion modeling to demonstrate that emissions from the project will not exceed established air quality standards.  Emissions are primarily associated with the crush/grind circuit (particulate matter) and the roaster (sulfur oxides).  Roaster emissions will be controlled with a 99.7% estimated removal efficiency for sulfur oxides. The permit application was originally submitted in the third quarter of 2008 and has been subsequently revised to address BAPC comments.  NDEP has issued a draft permit for the project and made the draft permit available for public review and comment.  At the request of Eureka County, NDEP scheduled a hearing in Eureka on February 28, 2012.  We anticipate receiving the permit close to the BLM’s issuance of the ROD.

Liberty Property Permitting Requirements

We anticipate that the permitting schedule for the Liberty Property could be shorter than for the Mt. Hope Project, due to a relatively shorter permitting process under Nevada State regulations as opposed to the Federal NEPA process.  We control over 14,000 acres, including 5,054 acres of fee land, 946 acres of patented lode claims, 63 acres of patented mill site claims and 7,984 acres of unpatented lode claims.  Our ownership of the assets and mineral rights at the Liberty Property include most of the lands required for future operations and all of the mineral rights. Thus, we are evaluating the option of initiating a new molybdenum mine and ore processing operation completely on lands owned by us.  Based on the pre-feasibility study completed in November 2011, the initial three years for a new molybdenum operation and mine on this property will be completely on fee owned by us.  As a result, construction and initial production could occur simultaneously with federal permitting efforts.  State permits, including the water pollution control, reclamation and air quality permits comparable to those described in previous sections, would be required for the Liberty Property site and the level of analysis and time required is anticipated to be consistent with those described for the Mt. Hope Project.

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

Under the federal Clean Water Act and delegated state water-quality programs, point-source discharges into “Waters of the State” are regulated by the National Pollution Discharge Elimination System program, while Section 404 of the Clean Water Act regulates the discharge of dredge and fill material into “Waters of the United States,” including wetlands.  Stormwater discharges also are regulated and permitted under that statute.  All of those programs may impose permitting and other requirements on our operations.

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

The Endangered Species Act (“ESA”) is administered by the U.S. Department of Interior’s U.S. Fish and Wildlife Service (“USFWS”).  The purpose of the ESA is to conserve and recover listed endangered and threatened species and their habitat.  Under the ESA, “endangered” means that a species is in danger of extinction throughout all or a significant portion of its range.  “Threatened” means that a species is likely to become endangered within the foreseeable future.  Under the ESA, it is unlawful to “take” a listed species, which can include harassing or harming members of such species or significantly modifying their habitat.  We conduct wildlife and plant inventories required by regulatory agencies prior to initiating exploration or mining project permitting.  We currently are unaware of any endangered species issues at any of our projects.  A threatened species occurs in limited segments of two creeks approximately 10 miles to the north of the proposed well field for the Mt. Hope Project.  Although hydrologic modeling predicts no impacts to these stream segments, consultation with the USFWS was required.  Future identification of endangered species or habitat in our project areas may delay or adversely affect our operations.

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

Our investors may lose their entire investment in our securities

An investment in our securities is speculative and the price of our securities has been and will likely continue to be volatile.  Only investors who are experienced in high risk investments and who can afford to lose their entire investment should consider an investment in our securities.

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

If certain conditions are not met under the Hanlong transaction documents, our ability to begin construction of the Mt. Hope Project could be delayed further

The additional investments by Hanlong in our common stock and the related financing with a Chinese bank and the molybdenum supply agreement are subject to a number of conditions precedent, including receipt by us of required governmental permits, approval by Chinese government authorities for investment in us by Hanlong and loans expected to be made by a Chinese bank, and negotiation of acceptable loan terms with that bank.  These conditions may not be met, in which case our ability to begin construction of the Mt. Hope Project could be delayed further while we attempt to obtain alternative financing.  We may not be successful in obtaining acceptable financing since the current credit markets are difficult for development stage companies.  In addition, we may be subject to financial penalties under the Hanlong transaction if certain milestones are not met in accordance with the agreement as discussed in “The Securities Purchase Agreement — Break Fees” above.

We may require and may not be able to obtain substantial additional financing in order to fund the operations of the Company and the LLC and if we are successful in raising additional capital, it may have dilutive and other adverse effects on our stockholders

If the actual costs to complete the development of the Mt. Hope Project are significantly higher than we expect, we may not have enough funds to cover these costs and we may not be able to obtain other sources of financing.  The failure to obtain all necessary financing would prevent the LLC from achieving production at the Mt. Hope Project and impede our ability to become profitable.  Our financing plan assumes that POS-Minerals will make their required contributions as outlined in the LLC Agreement.  We may not be able to obtain additional financing necessary for achieving production at the Mt. Hope Project if these contributions are not made.

We continue to review the technical merits of the Liberty Property, which will also require significant additional capital to permit and/or commence mining activities at this property.  We may not be able to obtain the financing necessary to develop the Liberty Property should we decide to do so.

If additional financing is not available, or available only on terms that are not acceptable to us, we may be unable to fund the development and expansion of our business, attract and retain qualified personnel, take advantage of business opportunities or respond to competitive pressures.  Any of these events may harm our business.  Also, if we raise funds by issuing additional shares of our common stock, preferred stock, debt securities convertible into preferred or common stock, or a sale of additional minority interests in our assets, our existing stockholders will experience dilution, which may be significant, to their ownership interest in us or our assets.  If we raise funds by issuing shares of a different class of stock other than our common stock or by issuing debt, the holders of such different classes of stock or debt securities may have rights senior to the rights of the holders of our common stock.

Our inability to satisfy certain conditions under the LLC Agreement required to be satisfied by December 31, 2011 may require the LLC to pay a penalty to our LLC partner, POS-Minerals

Commercial production at the Mt. Hope Project did not occur by December 31, 2011.  If POS-Minerals has made its additional $56.0 million contribution within 15 days after the ROD Contribution Date, the LLC Agreement with POS-Minerals requires the LLC to make a distribution to POS-Minerals of up to $36.0 million, 20 days after the commencement of commercial production, as defined by the LLC Agreement, as a penalty (“Penalty”) for the delay in commencement of production, with no corresponding reduction in POS-Minerals’ ownership interest in the LLC.

The LLC may not be able to satisfy the ROD Contribution Conditions at all.  The satisfaction of the ROD Contribution Conditions are subject to a number of factors that are beyond our control, including the issuance of the ROD by the BLM and the ability of third parties to initiate administrative or judicial appeals after the issuance of the ROD.  In addition, the Mt. Hope Project did not achieve commercial production by December 31, 2011, and may not achieve commercial production at all.  As a result, we expect that we will be required to pay the Penalty if POS-Minerals makes its additional $56.0 million contribution.

Because POS-Minerals has elected to retain its 20% interest in the LLC and we anticipate being required to make the Penalty payment to POS-Minerals, we may not be able to provide sufficient funding to the LLC to develop the Mt. Hope Project, which could have a material adverse effect on our financial condition, results of operations and cash flows.  In addition, in such cases we may be required to seek additional capital, which may not be available to us on commercially reasonable terms, if at all.  Any such additional financing could dilute or otherwise adversely impact the rights of our existing stockholders.

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

•                  Approval of cost overruns in excess of 15% of the approved Program and Budget;

•                  Approval of an expansion or contraction of the average tons per day(“ tpd”) planned of 20% or more from the relevant tpd throughput schedule in the BFS;

•                  Approval of the LLC’s acquisition or disposition of significant real property, water rights or real estate assets;

•                  Approval of the incurrence of indebtedness by the LLC that requires (1) an asset of the LLC to be pledged as security, (2) the pledge of a membership interest in the LLC, or (3) a guaranty by either the Company or POS-

Minerals, other than in each instance a purchase money security interest or other security interest in the LLC to finance the acquisition or lease of equipment; and

•                  Approval of the issuance by the LLC of an ownership interest to any person other than Nevada Moly or POS-Minerals.

The requirement that certain decisions be approved by POS-Minerals may make it more difficult for our stockholders to benefit from certain decisions or transactions that we would otherwise cause the LLC to make if they are opposed by POS-Minerals.

Fluctuations in the market price of molybdenum could adversely affect the value of our company and our securities

The profitability of our mining operations will be influenced by the market price of the metals we mine.  The market prices of metals such as molybdenum fluctuate widely and are affected by numerous factors including those beyond the control of any mining company.  These factors include fluctuations with respect to the rate of inflation, the exchange rates of the U.S. dollar and other currencies, interest rates, global or regional political and economic conditions and banking crises, global and regional demand, production costs in major molybdenum producing areas, and a number of other factors.  Sustained periods of low molybdenum prices would adversely impact our revenues, profits, and cash flows.  In particular, a sustained low molybdenum price could:

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

The volatility in metals prices is illustrated by the quarterly average price range from January 2002 through February 2012 for molybdenum:  $2.73 - $35.37 per pound.  Average molybdenum prices are quoted in Platt’s Metals Week.  After a period of high, sustained molybdenum prices in 2004 through September 2008, where the price of molybdenum averaged $27.34 per pound, the price of molybdenum fell to approximately $7.70 per pound in April 2009.  Although we estimate the Mt. Hope Project’s average cost of production over the first five years to be approximately $6.00 per pound, a sustained period of lower molybdenum prices would have material negative impacts on the Company’s profitability.

Our profitability is subject to demand for molybdenum, and any decrease in that demand, or increase in the world’s supply, could adversely affect our results of operations

Molybdenum is used primarily in the steel industry.  The demand for molybdenum from the steel industry and other industries was extremely robust through the third quarter of 2008, primarily fueled by growth in Asia and other developing countries.  Beginning in the fourth quarter of 2008, the global financial crisis forced steel companies to substantially reduce their production levels with a corresponding reduction in the consumption of molybdenum, which contributed to the decline in the price of molybdenum.  Demand growth in 2011 has promoted a gradual increase in the price of molybdenum.  However, sustained low molybdenum demand resulting from a prolonged global financial crisis may cause prolonged periods of low molybdenum prices ultimately resulting in a continued suspension of our development or, in the future, a suspension of our mining operations at our Mt. Hope Project.

A sustained significant increase in molybdenum supply could also adversely affect our results.  The CPM Group estimate that during the next five years a total of 201.3 million annual pounds of production could be added to the supply of molybdenum (including 40 million of supply from our Mt. Hope Project).  In the event demand for molybdenum does not increase to consume the potential additional production, the price for molybdenum may be adversely affected.

We are exposed to counter party risk, which may adversely affect our results of operations

The off-take agreements the Company has completed including contracts with APERAM, SeAH Besteel, Sojitz, and Hanlong contain provisions allowing for the sale of molybdenum at certain floor prices, or higher, over the life of the five year agreements.  During the past 18 months there have been periods where the spot molybdenum prices fell below the inflation-adjusted floor prices in the contracts.  During these time periods all four contracts would have provided for the Company to sell molybdenum at above-spot prices.  In the event that our contract parties choose not to honor their contractual obligations, our profitability may be adversely impacted.

We may not be able to obtain or renew licenses, rights and permits required to develop or operate our mines, or we may encounter environmental conditions or requirements that would adversely affect our business

In the ordinary course of business, mining companies are required to seek governmental permits for expansion of existing operations or for the commencement of new operations. The LLC will be required to obtain a ROD from the BLM authorizing implementation of the Mt. Hope Project POO.  This approval can be obtained only after successful completion of the process of environmental evaluation, which incorporates substantial public comment.  The LLC will also need to obtain various state and federal permits including water protection, air quality, water rights and reclamation permits.  In addition to requiring permits for the development of the Mt. Hope Project, we will need to obtain and modify various mining and environmental permits during the life of the project.  Obtaining, modifying, and renewing the necessary governmental permits is a complex and time-consuming process involving numerous jurisdictions and often involving public hearings and substantial expenditures.  The duration and success of our efforts to obtain, modify or renew permits will be contingent upon many variables, some of which are not within our control.  Increased costs or delays could occur, depending on the nature of the activity to be permitted and the interpretation of applicable requirements implemented by the permitting authority.  All necessary permits may not be obtained and, if obtained, may not be renewed, or the costs involved in each case may exceed those that we previously estimated.  It is possible that the costs and delays associated with compliance with such standards and regulations could become such that we would not proceed with the development or operation of the Mt. Hope Project.

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

•                  Timely availability of equipment;

•                  Continued appeal or unfavorable order concerning the water rights ruling, 3M plan, or permits;

•                  Sustained low prices for molybdenum;

•                  Acquisition of surface land and easement rights required to develop and operate the project;

•                  Completion of advanced engineering;

•                  Timely execution of the remaining portions of the Hanlong transaction;

•                  Timely availability of the Term Loan; and

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

Mining is inherently dangerous and subject to conditions or events beyond our control, and any operating hazards could have a material adverse effect on our business

Mining at the Mt. Hope Project will involve the potential for various types of risks and hazards, including: environmental hazards, industrial accidents, metallurgical and other processing problems, unusual or unexpected rock formations, structure cave-in or slides, flooding, fires, and interruption due to inclement or hazardous weather conditions.

These risks could result in damage to, or destruction of, mineral properties, production facilities or other properties, personal injury or death, environmental damage, delays in mining, increased production costs, monetary losses, and possible legal liability.  We may not be able to obtain insurance to cover these risks at economically feasible premiums and some types of insurance may be unavailable or too expensive to maintain.  We may suffer a material adverse effect on our business and the value of our securities may decline if we incur losses related to any significant events that are not covered by our insurance policies.

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

Legal title to the properties in which we have an interest may be challenged, which could result in the loss of our rights in those properties

The ownership and validity, or title, of unpatented mining claims are often uncertain and may be contested.  A successful claim contesting our title or interest to a property or, in the case of the Mt. Hope Project, the landowner’s title or interest to such property could cause us and/or the LLC to lose the rights to mine that property.  In addition, the success of such a claimant could result in our not being compensated for our prior expenditures relating to the property.

Climate change and climate change legislation or regulations may adversely impact General Moly’s planned future operations

Energy is anticipated to be a significant input in General Moly’s operations.  A number of governmental bodies have introduced or are contemplating legislative and regulatory change in response to the possible impacts of climate change. The United States (“U.S.”) Congress and several U.S. States have initiated legislation regarding climate change that could affect energy prices and demand.  In December 2009, the U.S. EPA issued an endangerment finding under the U.S. Clean Air Act indicating that current and projected concentrations of certain mixed greenhouse gases in the atmosphere, including carbon dioxide, threaten the public health and welfare.  It is possible that proposed regulation may be promulgated in the United States to address the concerns raised by the endangerment finding.

Legislation and increased regulation regarding climate change could impose increased costs on us, our partners and our suppliers, including increased energy, capital equipment, environmental monitoring and reporting and other costs to comply with such regulations.  Until the timing, scope and extent of any future regulation becomes known, we cannot predict the effect on our financial condition, financial position, results of operations and ability to compare.

The possible physical impacts of climate change on the Company’s planned future operations are highly uncertain and would be particular to the geographic circumstances in the area in which we operate. These may include changes in rainfall, storm patterns and intensities, shortages of water or other natural resources, changing sea levels, and changing temperatures. These effects may adversely impact the cost, production and financial performance of General Moly’s planned future operations.

Mineral exploration and mining activities require compliance with a broad range of laws and regulations, and compliance with or violation of these laws and regulations may be costly

Mining operations and exploration activities are subject to federal, state, and local laws and regulations governing prospecting, development, mining, production, exports, taxes, labor standards, occupational health and safety, waste disposal, toxic substances, land use, environmental protection, reclamation obligations, and mine safety.  In order to comply with applicable laws and regulations, we may be required to make capital and operating expenditures or to close an operation until a particular problem is remedied.  In addition, if our activities violate any such laws and regulations, we may be required to compensate those suffering loss or damage, and may be fined if convicted of an offense under such legislation.  We may also incur additional expenses and our projects may be delayed as a result of changes and amendments to such laws and regulations, including changes in local, state, and federal taxation.

Land reclamation requirements for exploration properties may be burdensome, may divert funds from our exploration programs and could have an adverse effect on our financial condition

Although variable, depending on location and the governing authority, land reclamation requirements are generally imposed on mineral exploration companies, as well as companies with mining operations, in order to minimize long term effects of land disturbance.  Reclamation may include requirements to control dispersion of potentially deleterious effluents and to reasonably re-establish pre-disturbance landforms and vegetation.  In order to carry out reclamation obligations imposed on us in connection with our mineral exploration, we and the LLC must allocate financial resources that might otherwise be spent on further exploration programs.  Such costs could also have an adverse effect on our financial condition.

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

Our ability to operate our Company effectively could be impaired if we lose key personnel or if we are not able to attract and retain the additional personnel we will need to develop any of our projects, including the Mt. Hope Project

We are a small company with a limited operating history and relatively few employees.  The development of any of our proposed projects, including the Mt. Hope Project, will place substantial demands on us.  We depend on the services of key executives and a small number of personnel, including our Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, Corporate Counsel and Vice President of Human Resources, Mt. Hope General Manager, Controller and Treasurer, and Director of Environmental and Permitting.  We will be required to recruit additional personnel and to train, motivate and manage these new employees.  The number of persons skilled in the development and operation of mining properties is limited and significant competition exists for these individuals.  We may not be able to employ key personnel or to attract and retain qualified personnel in the future.  We do not maintain “key person” life insurance to cover our executive officers.  Due to the relatively small size of our company, the loss of any of our key employees or our failure to attract and retain key personnel may delay or otherwise adversely affect the development of the Mt. Hope Project, which could have a material adverse effect on our business.

We rely on independent contractors and experts and technical and operational service providers over whom we may have limited control

Because we are a small development stage company, we rely on independent contractors to assist us with technical assistance and services, contracting and procurement and other matters, including the services of geologists, attorneys, engineers and others.  Our limited control over the activities and business practices of these service providers or any inability on our part to maintain satisfactory commercial relationships with them may adversely affect our business, results of operations, and financial condition.

Changes to the General Mining Law of 1872 and related federal legislation that impact unpatented mining claims could adversely impact the Mt. Hope Project

The Mt. Hope Project is located substantially on unpatented mining claims administered by the BLM.  Mining on unpatented mining claims is conducted pursuant to the General Mining Law of 1872 and amendments thereto.  Legislation for the amendment of the mining laws applicable to mining property has been considered by the United States Congress, which may include imposition of a governmental royalty and new permitting and environmental rules.  Amendments to the mining laws could cause delays, increase the costs, and have an adverse effect on the returns anticipated from the Mt. Hope Project.

Increased costs could affect our ability to become profitable

Costs at any particular mining location frequently are subject to variation due to a number of factors, such as changing ore grade, changing metallurgy, and revisions to mine plans in response to the physical shape and location of the ore body.  In addition, costs are affected by the price of commodities, such as fuel, electricity, and labor.  Commodity costs are at times subject to volatile price movements, including increases that could make production at our projects less profitable or uneconomic.

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

Shortages of critical parts, equipment and skilled labor may adversely affect our development projects

The industry has been impacted at times by increased worldwide demand for critical resources such as input commodities, drilling equipment, tires, and skilled labor.  Shortages may cause unanticipated cost increases and delays in delivery times, potentially impacting operating costs, capital expenditures, and production schedules.

Cost estimates and timing of new projects are uncertain

The capital expenditures and time required to develop new mines or other projects are considerable and changes in costs or construction schedules can affect project economics.  There are a number of factors that can affect costs and construction schedules, including, among others:

•                  Availability of water, labor, power, transportation, commodities, and infrastructure;

•                  Increases in input commodity prices and labor costs;

•                  Fluctuations in exchange rates;

•                  Availability of financing;

•                  Difficulty of estimating construction costs over a period of years; and

•                  Delays in obtaining environmental or other government permits, including appeals of granted water applications.

Legislation, including the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Wall Street Reform and Consumer Protection Act, may make it difficult for us to retain or attract officers and directors and increase the costs of doing business, which could adversely affect our financial position and results of operations

We may be unable to attract and retain qualified officers, directors and members of board committees required to provide for our effective management as a result of the recent changes and currently proposed changes in the rules and regulations, which govern publicly-held companies.  The Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of directors and executive officers.  The Dodd-Frank Wall Street Reform and Consumer Protection Act, adopted in July 2010, imposes significant additional obligations and disclosure requirements, as to which SEC rulemaking is ongoing.  We are a small company with a limited operating history and no revenues or profits, which may influence the decisions of potential candidates we may recruit as directors or officers.  The real and perceived increased personal risk associated with these requirements may deter qualified individuals from accepting these roles.  In addition, costs of compliance with such legislation, including several provisions specifically applicable to companies engaged in mining operations, could have a significant impact on our financial position and results of operations.

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

•                  The ability to obtain all required permits, water rights, and approvals for the Mt. Hope Project and the Liberty Property;

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

•                  The future price of molybdenum, copper or other metals.

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

ITEM 1B.           UNRESOLVED STAFF COMMENTS

None.

ITEM 3.                    LEGAL PROCEEDINGS

On March 26, 2009, the Nevada State Engineer approved the Company’s water applications that requested mining and milling use of 11,300 acre feet annually of water to be drawn from a well field near the Mt. Hope Project.  Two appeals of the ruling were filed with the Seventh Judicial District Court of the State of Nevada (“NDC”) challenging the State Engineer’s decision.  On April 21, 2010, the District Court entered an order remanding the matter for another hearing by the State Engineer.  In June 2010, the Company filed a second set of applications with the State Engineer’s office requesting permits for mining and milling use of 11,300 acre feet annually of water to be drawn from a well field near the Mt. Hope Project.

On July 15, 2011, the State Engineer issued a second Ruling granting the Company’s water right applications.  In August 2011, Eureka County and two other parties comprised of three individual water rights holders in Diamond Valley and one in Kobeh Valley, filed Petitions and Amended and Supplemental Petitions (“Petitions”) with the NDC appealing the second Ruling of the State Engineer.  We continue to anticipate a favorable NDC decision, upholding the State Engineer’s second Ruling.  The appeal hearing is set for April 3, 2012 before the NDC.  A decision by the NDC is expected in mid-2012, although the NDC is not required to act under any specified timeline.  The appeal does not prevent the State Engineer from issuing the permits and as such, the State Engineer completed issuance of all permits on December 14, 2011 and certain amended permits on January 4, 2012 subject to the second Ruling.  The water will become available for consumptive use following the State Engineer’s approval of the Company’s Monitoring, Management and Mitigation Plan (“3M Plan”), developed with the input and cooperation of Eureka County. The Company is continuing to work with the State Engineer and Eureka County following our prior submissions, to finalize the 3M Plan and we anticipate the State Engineer will approve the 3M Plan prior to commencement of construction, in the second half of 2012.

ITEM 4.                    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.                    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On August 16, 2006 our common stock began trading on the American Stock Exchange (“NYSE Amex”) under the symbol “GMO.”  On February 14, 2008 our common stock began trading on the Toronto Stock Exchange (“TSX”), also under the symbol “GMO.”

The following table sets forth our common stock closing price as reported on the NYSE Amex:

Year	Quarter	High	Low
2011	First Quarter	$6.52	$4.82
	Second Quarter	$5.81	$4.04
	Third Quarter	$4.78	$2.81
	Fourth Quarter	$3.84	$2.37
2010	First Quarter	$3.99	$2.12
	Second Quarter	$4.30	$3.08
	Third Quarter	$3.66	$2.90
	Fourth Quarter	$7.00	$3.56

Holders

As of February 28, 2012, there were approximately 522 holders of record of our common stock.

Dividends

We have never declared or paid dividends on our common stock and we do not anticipate paying any dividends on our common stock in the foreseeable future.  We will pay dividends on our common stock only if and when declared by our board of directors.  Our board’s ability to declare a dividend is subject to limits imposed by Delaware corporate law.  In determining whether to declare dividends, the board will consider these limits, our financial condition, results of operations, working capital requirements, future prospects, and other factors it considers relevant.

Equity Compensation Plans

See Note 7 to the Financial Statements herein for information relating to our Equity Compensation Plan.

Stock Performance Graph

The performance graph covers the period from December 31, 2006 through December 31, 2011.  The graph compares the total return of our common stock (GMO) to the Dow Jones US Mining Index, the AMEX Russell 2000 Index and selected competitors in our industry, assuming an initial investment of $100.00.

Company	31-Dec-06	31-Dec-07	31-Dec-08	31-Dec-09	31-Dec-10	31-Dec-11
General Moly (GMO)	$100.00	$399.66	$40.41	$71.23	$221.92	$105.82
Thompson Creek Metals (TCM)	100.00	172.04	49.65	124.92	147.92	70.52
Moly Mines (MOL)	100.00	316.35	25.96	77.88	155.77	28.85
Freeport McMoRan (FCX)	100.00	186.87	45.78	150.40	231.49	146.26
Augusta Resources (AZC)	100.00	204.19	21.40	112.56	177.21	144.19
iShares Dow Jones Basic Materials	100.00	131.59	64.67	106.28	139.24	118.00
iShares Russell 2000	100.00	98.23	64.69	83.13	105.51	100.83

ITEM 6.                    SELECTED FINANCIAL DATA

	(in millions, except per share data)
For the Years Ended December 31,	2011	2010	2009	2008	2007
Loss from operations	(15.2)	(16.6)	(10.5)	(16.1)	(39.0)
Net loss	(14.8)	(16.7)	(10.5)	(14.4)	(37.7)
Basic and diluted net loss per share	$(0.16)	$(0.22)	$(0.14)	$(0.21)	$(0.71)

At December 31,	2011	2010	2009	2008	2007
Total assets	$271.1	$273.2	$209.6	$220.9	$110.3
Contingently redeemable noncontrolling interest	98.1	98.8	99.8	100.0	—
Total stockholders’ equity	$143.1	$136.4	$104.9	$113.0	$102.1

ITEM 7.                    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations constitutes management’s review of the factors that affected our financial and operating performance for the years ended December 31, 2011, 2010 and 2009.  This discussion should be read in conjunction with the consolidated financial statements and notes thereto contained elsewhere in this report.

Overview

We are a development stage company and began the development of the Mt. Hope Project on October 4, 2007.  During the year ended December 31, 2008 we also completed work on a pre-feasibility study of our Liberty Property, which we updated during 2011.

The development of the Mt. Hope Project has a Project Capital Estimate of $1,154 million including development costs of approximately $1,039 million (in 2008 dollars) and $115 million in cash financial assurance requirements and pre-payments.  The Project Capital Estimate is based on 2009 constant dollars and is subject to escalation.  We anticipate updating the Project Capital Estimate later this year.  These amounts do not include financing costs or amounts necessary to fund operating working capital and potential capital overruns.  From October 2007 through the year ended December 31, 2011, we have spent approximately $189.0 million on the Mt. Hope Project.

In 2009, because of declining molybdenum prices and unanticipated delays in the Mt. Hope Project permitting process, we implemented a cash conservation plan whereby total cash utilization, other than equipment purchases and permitting efforts, was reduced to approximately $1 million per month.  The Company has maintained its orders for grinding, milling, and other specialty long-lead equipment. However, other engineering, administrative and third party work was slowed or suspended.  We restarted some procurement and engineering efforts in January 2012 following the publication of the DEIS and our belief that we are getting closer to the commencement of actual Mt. Hope Project construction.  The Company had cash on hand as of December 31, 2011 of $40.7 million to meet its funding requirements for 2012.  Based on our current cash on hand and our ongoing cash conservation plan, the Company expects it will have adequate liquidity through the restart of the project and execution of the financing plan without needing to drawdown available funds from the second tranche of the Bridge Loan.

The worldwide molybdenum price fluctuated between $5.33 per pound in 2003 to over $40.00 per pound in 2005 and traded in the mid-$30s per pound prior to October 2008, when prices fell from approximately $33.50 per pound to $7.70 per pound in April 2009 as a result of the global economic collapse.  Subsequent to April 2009, prices slowly rose, finishing 2009 at $12.00 per pound and further increasing to finish 2010 at $16.40 per pound.  During 2011, prices traded in a relatively narrow range between $12.85 and $17.70 per pound, finishing the year at $13.40 per pound, according to Ryan’s Notes.  Since the beginning of 2012, prices have traded slightly higher and are currently trading at $14.70 per pound.

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

Restructuring and Suspension of Project Development

As discussed above, in March 2009, we implemented a cash conservation plan to reduce expenditures and conserve cash in order to maximize financial flexibility.  Engineering efforts related to the Mt. Hope Project, which currently are approximately 60% complete, were restarted in January 2012 following the publication of the DEIS.

As of March 2009, the LLC had purchase orders for mining and milling process equipment.  Some orders for mining equipment were cancelled, while orders for electric shovels and haul trucks were modified to become cancellable or non-binding.  Most equipment orders for the custom-built grinding and other milling process equipment are being completed by the manufacturers, and this equipment is being or will be stored pending commencement of construction.  The grinding and milling process equipment require the longest lead times and maintaining these orders is critical to the Company’s ability to rapidly restart the Mt. Hope Project development.  The LLC completed negotiations with other equipment manufacturers to suspend or terminate fabrication of other milling equipment.  As funding becomes available and equipment procurement is restarted, agreements that were suspended or terminated will be renegotiated under new market terms and conditions, as necessary.

Based on our current plan, expected timetable, and the results of such negotiations, we expect to make additional payments on milling process equipment orders of approximately $3.7 million in 2012 and $13.0 million in 2013.  For the gyratory crusher, SAG and ball mills and related electric mill drives, and some other long-lead equipment, we will own the equipment upon final payments forecasted to occur in 2012 and early 2013.  Also, at December 31, 2011, we have a contract to purchase two electric shovels that is cancellable, has no firm schedule of payments, and includes a $3.4 million deposit that is forfeitable if an additional $13.0 million deposit is not made by June 30, 2012.  The LLC continues to need this equipment for construction phase mine development and post-construction mining, and is committed to either renegotiate the timing and amount of the contractual deposit terms to provide more payment flexibility or obtaining additional funding sources in order to make this payment without impacting our liquidity position.

On February 28, the LLC issued a firm purchase order for 18 haul trucks to Cashman Equipment Company, the Nevada-based dealer for Caterpillar.  The order provides for delivery of those haul trucks required to perform initial mine development, currently scheduled for the second half of 2013.  A non-refundable down-payment of $0.6 million was made at the time of order with an additional $0.6 million due 12 months prior to truck shipment, but the contract is cancellable with no further liability to the LLC up until the time of truck shipment.  An additional 6 haul trucks are not required until after the commencement of commercial production, and will be ordered at a future date.

The cash conservation plan reduced our total cash utilization for general administrative and overhead expenses to approximately $1 million per month, inclusive of maintenance costs at the Liberty Property.  Based on our current cash on hand and our cash conservation plan, the Company expects it will have adequate liquidity through the restart of the project and execution of the financing plan.

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

Pursuant to the terms of the LLC Agreement, POS-Minerals made its first and second cash contributions to the LLC totaling $100.0 million during the year ended December 31, 2008 (“Initial Contributions”).  Additional amounts will be due from POS-Minerals within 15 days after the date (“ROD Contribution Date”) that specified conditions (“ROD Contribution Conditions”) have been satisfied.  The ROD Contribution Conditions are (i) the receipt of major operating permits for the Mt. Hope Project, (ii) confirmation that the Record of Decision (“ROD”) from the United States Bureau of Land Management

(“BLM”) for the Mt. Hope Project has become effective, and (iii) any administrative or judicial appeals with respect thereto are final.  We are currently targeting the effective date of the ROD and the satisfaction of the other ROD Contribution Conditions to occur between June and September 2012.   However, circumstances beyond our control, including reviewing agency delays or requests for additional information or studies, and requests for review or appeals of the BLM decision, could cause the effectiveness of the ROD and/or the satisfaction of the other ROD Contribution Conditions to be delayed beyond that expected time.  Once the ROD is effective and financing is in place, we expect that production will begin approximately 20 months following initiation of project construction.

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

In addition, as commercial production at the Mt. Hope Project was not achieved by December 31, 2011, the LLC may be required to return to POS-Minerals $36.0 million of its contributions to the LLC, with no corresponding reduction in POS-Minerals’ ownership percentage.  Based on our current plan and assuming POS-Minerals has made its additional $56.0 million contribution within 15 days after the ROD Contribution Date, a payment to POS-Minerals of $36.0 million will be due 20 days after the commencement of commercial production, as defined in the LLC Agreement.   We currently anticipate such payment being made during 2014.  If POS-Minerals does not make its additional $56.0 million contribution when due, no return of contributions is required by us.  Our wholly-owned subsidiary and 80% owner of the LLC, Nevada Moly, LLC (“Nevada Moly”), is obligated under the terms of the LLC Agreement to make capital contributions to fund the return of contributions to POS-Minerals, if required.  If Nevada Moly does not make these capital contributions, POS-Minerals has an election to either make a secured loan to the LLC to fund the return of contributions, or receive an additional interest in the LLC of approximately 5%.  In the latter case, our interest in the LLC is subject to dilution by a percentage equal to the ratio of 1.5 times the amount of the unpaid contributions over the aggregate amount of deemed capital contributions (as determined under the LLC Agreement) of both parties to the LLC (“Dilution Formula”).  At December 31, 2011, the aggregate amount of deemed capital contributions of both parties was $880.0 million.

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

The Initial Contributions of $100.0 million that were made by POS-Minerals during 2008 were expended by the second quarter of 2009 in accordance with the program and budget requirements of the Mt. Hope Project.  Nevada Moly is required, pursuant to the terms of the LLC Agreement, to advance funds required to pay costs for the development of the Mt. Hope Project that exceed the Initial Contributions until the ROD Contribution Date, at which point the contributions described above to be made by POS-Minerals will be applied to reimburse us for POS-Minerals’ share of such development costs.  All costs incurred after the ROD Contribution Date will be allocated and funded pro rata based on each party’s ownership interest.  POS-Minerals’ share of such development costs amounted to approximately $37.5 million as of December 31, 2011.  The interest of a party in the LLC that does not make its pro rata capital contributions to fund costs incurred after the ROD Contribution Date is subject to dilution based on the Dilution Formula.

Agreements with Hanlong (USA) Mining Investment Inc.

We have signed a series of agreements (the “Hanlong Transaction”) with Hanlong (USA) Mining Investment, Inc. (“Hanlong”), an affiliate of Sichuan Hanlong Group, a large privately held Chinese company.  The agreements described below form the basis of a $745 million transaction that is intended to provide the Company with adequate capital to develop the Mt. Hope Project.  The agreements include:  (a) a Securities Purchase Agreement that provides for the sale to Hanlong of shares of our common stock in two tranches that will aggregate 25% of our outstanding stock on a fully diluted basis for $80 million ($40 million per tranche), conditioned upon us receiving permits for Mt. Hope and Hanlong’s use of commercially reasonable efforts to procure a $665 million loan from a Prime Chinese Bank for our use in constructing Mt. Hope; (b) a Bridge Loan whereby Hanlong will provide up to $20 million to the Company to preserve liquidity until permits are received; (c) a Stockholder Agreement that provides Hanlong representation on our Board of Directors and the LLC management committee, governs how Hanlong will vote its shares of the Company and limits Hanlong’s ability to purchase or dispose of our securities; and (d) a long-term molybdenum supply off-take agreement.

The Securities Purchase Agreement (“Purchase Agreement”)

Stock Purchase.  The Purchase Agreement provides, subject to its terms and conditions, for the purchase by Hanlong of $80.0 million of our common stock, or approximately 27.6 million shares, which will equal 25% of our outstanding common stock on a fully-diluted basis.

The Purchase Agreement has been amended four times including:  (1) a July 30, 2010 amendment extending the deadline for obtaining Chinese government approvals by two months to October 13, 2010, as well as extending the Company’s deadline for publishing its DEIS and receiving its ROD to February 28, 2011, and November 30, 2011, respectively.  Hanlong has received Chinese government approvals for its equity investment in us and our DEIS has been published; (2) an October 26, 2010 amendment setting the closing of Hanlong’s purchase of the first $40.0 million tranche of equity for December 20, 2010 and eliminating the condition that required us to have our DEIS published prior to closing this funding; (3) a December 20, 2010 amendment that made certain non-substantive changes in connection with the Tranche 1 closing; and (4) July 7, 2011 amendment that eliminated the deadline for publication of the DEIS, extended the ROD deadline from November 30, 2011 to the earlier of nine months following DEIS publication or September 30, 2012, extended Hanlong’s commitment to make available the Term Loan from two months following the ROD to nine months following the ROD, and extended the maturity date of the Bridge Loan to the earlier of (i) 270 days after the issuance of the ROD, (ii) the date on which the Purchase Agreement terminates, and (iii) the earlier of December 31, 2012 and the availability of the Term Loan.

The ROD deadline is extendable by up to three months to December 31, 2012, as discussed below.  The Purchase Agreement may be terminated by either party (provided the terminating party is not in default) if the closing of the second tranche (“Tranche 2”) has not occurred on or before the earlier of September 30, 2012 (unless the parties have agreed to the ROD Condition Extension date of December 31, 2012) or twelve months after the issuance of the ROD.

As discussed above, the second tranche will be for a purchase price of an additional $40.0 million.  Significant conditions to the closing of Tranche 2 include issuance of the ROD for the Mt. Hope Project by the BLM, approval of the plan of operations for the Mt. Hope Project (the “POO”) by the BLM, and the completion of documentation for and satisfaction of conditions precedent for the availability of funding under the Term Loan, described below.

Hanlong will have the right to purchase a portion of any additional shares of common stock that we issue so that it can maintain its percentage ownership, unless its ownership is at the time below 5% at the earlier of the closing of Tranche 2 or closing of the Term Loan.  It may also acquire additional shares so that it maintains a 20% indirect interest in the Mt. Hope Project if our interest in the LLC is reduced below 80%.  If we issue shares to fund the Mt. Hope Project under certain circumstances, and on or before the date of commercial production, and Hanlong exercises its rights to maintain its percentage interest, we will be obligated to refund to Hanlong the cost of such shares over a three-year period up to an aggregate of $9.0 million.

Break Fees.  A break fee is payable by both the Company and Hanlong if the Purchase Agreement terminates because of the failure of certain conditions.  A break fee of $10.0 million is payable to the Company if the Purchase Agreement is terminated because Hanlong fails to obtain necessary Chinese government approvals, which may be offset against any balances owed by the Company under the Bridge Loan.  A break fee of $5.0 million is payable to Hanlong if the ROD is not timely received or the condition waived and the Purchase Agreement is terminated.  The Company’s break fee may be increased by $5.0 million if the Purchase Agreement is terminated and the Company has violated the “no-shop” provisions of the Purchase Agreement.  The break fees may also be increased by up to $2.0 million if the Company requests and Hanlong grants an extension concerning the ROD (the “Extension Fee”).  Any such fee will be credited against the arrangement fee described below.  The break fee payable by the Company to Hanlong may be paid in cash, or, in certain circumstances, in shares of our common stock at our option.  If paid in shares, the price would be the volume weighted average of our common stock on the NYSE Amex for the five days ending six days after the announcement of the termination.  On January 9, 2012, the Company and Hanlong executed an option agreement concerning the Purchase Agreement for no consideration.  The option must be exercised on or before December 31, 2012.  If the option is exercised, the parties will amend the Purchase Agreement to extend payment of the Extension Fee from December 2012 until April 30, 2013.

Chinese Bank Term Loan.  Hanlong is obligated to use commercially reasonable efforts to procure a Term Loan in an amount of at least $665.0 million with a term of at least 14 years after commercial production begins at the Mt. Hope Project.  The Term Loan will bear interest at a rate tied to the London Interbank Offered Rate (“LIBOR”) plus a spread of between 2% and 4% per annum.  The Purchase Agreement provides that the Term Loan will have customary covenants and conditions; however, the terms of the Term Loan have not yet been negotiated with the lender and we have no assurance as to the final terms of the Term Loan.  On February 16, 2012, the Company announced China Development Bank (“CDB”) had confirmed the basic terms underlying a proposed $665 million term loan to finance the Mt. Hope project, including a CDB commitment to lend $399 million and arrange a consortium of Chinese and international banks to fund the balance.  The term loan is anticipated to carry a maturity of 12 years including a 30 month grace period to allow for the construction of the Mt. Hope project.  The interest rate will remain subject to market conditions and Chinese government policy.  The Company and Hanlong are continuing to work with CDB with a target of having the loan completed, approved and available to the Company upon receipt of Mt. Hope’s operating permits.  Hanlong or an affiliate is obligated to guarantee the Term Loan.  When funds can be drawn by the Company under the Term Loan, the Company will pay a $15.0 million arrangement fee to Hanlong who will pay fees and expenses associated with the Term Loan before the Term Loan Closing, including those charged by the Chinese bank.

Bridge Loan

Hanlong agreed to provide a $20.0 million Bridge Loan to the Company, available in two equal $10.0 million tranches.  On April 28, 2010, we drew down the first $10.0 million tranche.  The second tranche became available after receiving stockholder approval of the Hanlong Transaction.  The first tranche of the Bridge Loan bears interest at LIBOR plus 2% per annum.  The second tranche of the Bridge Loan will bear interest at 10% per annum and is undrawn.  The Bridge Loan will be repaid from the proceeds of the Term Loan.  The second tranche may also be repaid at the Company’s election, in shares of the Company’s common stock.  If paid in shares, the price would be the volume weighted average of the Company’s shares on the NYSE Amex for a five-day period after public announcement of the event that required repayment.  The Company may offset its right to receive the break fee against its obligations to repay borrowings under the Bridge Loan.  On January 9, 2012, the Company and Hanlong executed an option agreement concerning the Bridge Loan Agreement.  If exercised, the parties will amend the Bridge Loan Agreement to extend the maturity date of the Bridge Loan from December 31, 2012 until April 30, 2013.  This option also has the effect of potentially extending the availability of the undrawn $10.0 million second tranche to April 30, 2013 since the availability of the second tranche ends the earliest of the Tranche 2 closing date, the maturity date of the Bridge Loan, and the first borrowing under the Term Loan.

The outstanding balance of the Bridge Loan and related accrued interest are recorded as a current liability as of December 31, 2011 as the Company anticipates the Term Loan will become available within the next twelve months.  The Bridge Loan and our obligation to pay a break fee to Hanlong under the Purchase Agreement are secured by a pledge by us of a 10% interest in the LLC.

Stockholder Agreement

In connection with Hanlong’s purchase of our shares, Hanlong signed a Stockholder Agreement with the Company that limits Hanlong’s future acquisitions of our common stock, provides for designation of up to two directors to our Board and representation on the LLC management committee, and places some restrictions on Hanlong’s voting and disposition of our shares.

After the Tranche 1 closing, Hanlong became entitled to nominate one director to serve on our Board and one representative to the LLC management committee.  Nelson Chen currently serves in both of these capacities.  After the Tranche 2 closing, Hanlong will be entitled to nominate a second director.  The Company will include and recommend the election of Hanlong’s nominees in the Board’s slate of nominees submitted to our stockholders, subject to the Board’s fiduciary obligations and compliance by the nominee with applicable law and Company requirements concerning disclosure of information.  The Hanlong nominees may also serve on committees for which they are eligible.

Hanlong has agreed not to purchase additional shares, except as permitted by the Purchase Agreement, without the Company’s prior consent, and has agreed that it will not solicit proxies, join a group with respect to our equity securities, solicit or encourage an offer from another person for the Company, call a meeting of the Company’s stockholders or make a proposal to the Company’s stockholders, except to the Board.  If our Board receives an offer for the Company, for its assets or a merger that the Board determines is in the best interests of the Company’s stockholders, Hanlong is required to vote in favor of such a transaction or tender its shares unless it proposes an alternative transaction that our Board determines is more favorable to our stockholders than the offer received.

Hanlong may not, without the prior written consent of the Board, transfer ownership of their securities if the recipient would acquire beneficial ownership of more than 5% of our common stock as of the date of such transfer.  The restrictions on Hanlong’s share ownership, voting, disposition and drag-along rights will terminate on the earlier of the time that Hanlong owns less than 10% of our common stock, the date that is 6 months after the date that commercial production begins at the Mt. Hope Project, and June 30, 2014.

ArcelorMittal n/k/a APERAM Participation

The Company’s November 2007 private placement of 8.257 million shares with ArcelorMittal included certain anti-dilution rights.  Pursuant to those rights, ArcelorMittal had an option to participate in the Tranche 1 and Tranche 2 equity issuances.  On April 16, 2010, the Company and ArcelorMittal entered into a Consent and Waiver Agreement (the “Agreement”) whereby ArcelorMittal waived its anti-dilution rights with respect to the Company’s proposed issuance of stock under the Hanlong investment.  ArcelorMittal will retain anti-dilution rights for future issuances of Company stock outside of shares sold under the Hanlong investment.  On January 25, 2011, the boards of directors of ArcelorMittal S.A. and APERAM each approved the transfer of the assets comprising ArcelorMittal’s stainless and specialty steels businesses from its carbon steel mining businesses to APERAM, a separate entity incorporated in the Grand Duchy of Luxembourg.  This transfer included the off-take agreement the Company had in place with ArcelorMittal and the shares of the Company’s common stock previously owned by ArcelorMittal.

For further detail on our off-take agreements, see Item 7A below.

Liquidity, Capital Resources and Capital Requirements

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Our total consolidated cash balance at December 31, 2011 was $40.7 million compared to $53.6 million at December 31, 2010.  The decrease in our cash balances for the year ended December 31, 2011 was due primarily to development expenditures and debt issuance costs incurred of $12.8 million, advance royalty payments of $9.5 million, and general and administrative costs of $10.2 million offset by $19.4 million in proceeds from the exercise of outstanding warrants.  Deposits on property, plant and equipment relate primarily to scheduled payments for long-lead time equipment for the Mt. Hope Project.  See “— Contractual Obligations” below.  The majority of funds expended were used to advance the Mt. Hope Project.

Total assets as of December 31, 2011 decreased to $271.1 million compared to $273.2 million as of December 31, 2010 primarily due to forfeited long-term deposits on mining equipment of $3.4 million with the passage of a June 30, 2011 deadline for a firm purchase order.

As discussed above under “— Permitting and Water Rights Update”, we currently anticipate the effectiveness of the ROD and the satisfaction of the other ROD Contribution Conditions to occur between June and September 2012, but circumstances beyond our control could cause the effectiveness of the ROD and/or the satisfaction of the other ROD Contribution Conditions to be delayed.

As discussed above under “— Securities Purchase Agreement with Hanlong (USA) Mining Investment Inc. ,” we have signed a series of agreements with Hanlong that form the basis of a significant investment by Hanlong in the Company that is intended to provide the Company with adequate capital to develop the Mt. Hope Project.  On April 28, 2010, we drew down the first tranche of the bridge loan from Hanlong in the amount of $10.0 million.  On December 20, 2010, Hanlong completed the purchase of 12.5% of our fully-diluted shares, or approximately 11.8 million shares, for $40.0 million.

With our cash conservation plan, our non-equipment related cash requirements have declined to approximately $1 million per month.  Based on our current plan and expected timetable, we expect to make additional payments of approximately $3.7 million under milling process equipment orders through the end of 2012 and $13.0 million in 2013.  As additional financing becomes available and equipment procurement is restarted, agreements that were suspended or terminated will be renegotiated under current market terms and conditions, as necessary.  Based on our Project Capital Estimate we estimate that an additional $9.0 million related to the Construction Royalty Advance must be paid on or before October 19, 2012, which amount has been accrued.  Accordingly, based on our current cash on hand and our ongoing cash conservation plan, the Company expects it will have adequate liquidity through the restart of the project and execution of the financing plan without needing to drawdown available funds from the second tranche of the Bridge Loan.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Our cash balance at December 31, 2010 was $53.6 million compared to $48.6 million at December 31, 2009.  The increase in our cash balances for the year ended December 31, 2010 was due primarily to proceeds from the sale of Tranche 1 equity to Hanlong of $40.0 million, $10.0 million advanced under the Bridge Loan, and $3.0 million from the exercise of outstanding warrants offset by development costs incurred of $14.1 million, deposits on property, plant and equipment totaling $25.1 million, and general and administrative costs of $8.8 million.  Deposits on property, plant and equipment relate primarily to scheduled payments for long-lead time equipment for the Mt. Hope Project.

Total assets as of December 31, 2010 increased to $273.2 million compared to $209.6 million as of December 31, 2009 primarily as a result of the cash received upon issuance of the Tranche 1 shares to Hanlong and proceeds from the drawdown of the Tranche 1 Bridge Loan.

Results of Operations

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

For the year ended December 31, 2011 we had a consolidated net loss of $15.4 million compared with a net loss of $16.7 million in the same period for 2010.

For the year ended December 31, 2011 and 2010, exploration and evaluation expenses were $1.6 million and $0.6 million, respectively.  The increase in costs compared to the previous year relates to work performed at the Liberty Project to update the pre-feasibility study.

For the year ended December 31, 2011 and 2010, general and administrative expenses were $10.2 million and $10.9 million, respectively.  For the year ended December 31, 2011 the decrease in costs compared to the previous year were due primarily to lower costs associated with outside legal counsel.

For the year ended December 31, 2011 and 2010, write downs of development and deposits were $3.4 million and $5.0 million, respectively.  These costs are due to forfeited long-term deposits on mining equipment with the passage of a June 30, 2011 deadline for a firm purchase order, and the relinquishment of the annex lease to Eureka County during the third quarter of 2010, respectively.

For the year ended December 31, 2011 and 2010, interest income rounded to nil as a result of low deposit interest rates on consolidated cash balances in 2011 and 2010.  Interest expense for the year ended December 31, 2011 and 2010 was $0.2 million and $0.2 million, respectively, as a result of interest accrued on the bridge loan.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

For the year ended December 31, 2010 we had a net loss of $16.7 million compared with a net loss of $10.5 million in the same period for 2009.

For the year ended December 31, 2010 and 2009, exploration and evaluation expenses were $0.6 million and $0.8 million, respectively.  For the year ended December 31, 2010 the Liberty remained on a care and maintenance status, and accordingly, the resulting exploration and evaluation expenses are considerable lower for the year.

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

For the year ended December 31, 2010, write downs of development and deposits was $5.0 million as a result of the Company’s relinquishment of a land lease held by the LLC in Eureka County, Nevada.  The LLC had invested $5.0 million in preliminary development costs for the property covered by the lease.  As a result of the relinquishment, these costs were written off by the Company.

Interest income was nil for the year ended December 31, 2010 and 2009 as a result of low interest rates and cash balances in both years.  Interest expense was $0.2 million and nil for the years ended December 31, 2010 and 2009 as a result of interest accrued on the bridge loan outstanding during 2010.

Off-Balance Sheet Arrangements

None.

Contractual Obligations

Our contractual obligations as of December 31, 2011 were as follows, based on permitting expectations:

	Payments due by period (in millions)
Contractual obligations	Total	2012	2013 - 2015	2016 - 2017	2018 & Beyond
Long-Term Debt (Capital Lease) Obligations	$0.1	$0.1	$—	$—	$—
Operating Lease Obligations	0.3	0.2	0.1	—	—
Agricultural Sustainability Trust Contributions	4.0	2.0	2.0	—	—
Equipment Purchase Contracts	16.7	3.7	13.0	—	—
Advance Royalties and Deferral Fees	9.0	9.0	—	—	—
Provision for post closure reclamation and remediation	0.6	—	—	—	0.6
Total	$30.7	$15.0	$15.1	$—	$0.6

At December 31, 2011, the LLC has a contract to purchase two electric shovels that is cancellable and has no firm schedule of payments.  We also had a non-binding letter of agreement on 24 haul trucks that establishes our priority for delivery.  Both agreements provide for the then current pricing using market indices upon initiation of an order.  We have active orders with varying stages of fabrication on milling process equipment comprised of two 230kV primary transformers and substation, a primary crusher, a semi-autogenous mill, two ball mills, and various motors for the mills.  We have suspended fabrication on 16 flotation cells, lime slaking equipment, hydrocyclones, and other smaller milling process equipment with the ability to re-initiate fabrication at any time.  The LLC terminated the fabrication of two multi-hearth molybdenum roasters and have received finished goods of the partially completed order.  The LLC plans to re-establish a new purchase order with this manufacturer as financing becomes available and equipment procurement is restarted under then current market terms and conditions.

On February 28, the LLC issued a firm purchase order for 18 haul trucks to Cashman Equipment Company, the Nevada-based dealer for Caterpillar.  The order provides for delivery of those haul trucks required to perform initial mine development, currently scheduled for the second half of 2013.  A non-refundable down-payment of $0.6 million was made at the time of order with an additional $0.6 million due 12 months prior to truck shipment, but the contract is cancellable with no further liability to the LLC up until the time of truck shipment.  An additional 6 haul trucks are not required until after the commencement of commercial production, and will be ordered at a future date.

The following table sets forth the LLC’s cash commitments under mining and milling equipment contracts (collectively, “Purchase Contracts”) at December 31, 2011 (in millions):

Period	Cash Commitments Under Equipment Purchase Contracts as of December 31, 2011
1st Quarter 2012	$2.3
2nd Quarter 2012	—
3rd Quarter 2012	—
4th Quarter 2012	1.4
Total 2012	3.7
2013	13.0
2014	—
2015	—
Total	$16.7

If the Company does not make payments required under the purchase contracts, it could be subject to claims for breach of contract or to cancellation of the purchase contract.  In addition, we may proceed to selectively suspend, cancel or attempt to renegotiate additional purchase contracts if we are forced to further conserve cash.  See “Liquidity, Capital Resources and Capital Requirements” above.  If we cancel or breach any contracts, we will take all appropriate action to minimize any losses, but could be subject under the contracts or applicable law.  The cancellation of certain key contracts would cause a delay in the commencement of operations, have ramifications under the LLC Agreement with POS-Minerals and would add to the cost to develop our interest in the Mt. Hope Project.

Obligations under capital and operating leases

We have contractual obligations under capital and operating leases that will require a total of $0.4 million in payments over the next three years.  Assets under capital lease relate to light vehicles leased by the Company for use in operations.  Operating leases consist primarily of rents on office facilities and office equipment.  Our expected payments are $0.3 million, $0.1 million, and nil for the years ended December 31, 2012, 2013 and 2014, respectively.

Creation of Agricultural Sustainability Trust

On August 19, 2010, the LLC entered into an agreement with the Eureka Producers’ Cooperative (the “EPC”) whereby the LLC will fund a Sustainability Trust (the “Trust”) in exchange for the cooperation of the EPC with respect to the LLC’s water rights and permitting of the Mt. Hope Project.  The Trust will be tasked with developing and implementing programs that will serve to enhance the sustainability and well-being of the agricultural economy in the Diamond Valley Hydrographic Basin through reduced water consumption, which may include the Trust purchasing and relinquishing water rights in Diamond Valley to help bring the Diamond Valley basin into a more sustainable water balance.  The Trust’s activities will be governed by a five-member board including one LLC representative.

The Trust may be funded by the LLC over several years based on the achievement of certain milestones.  The achievement of these milestones is considered to be probable, and as such $4.0 million is accrued in the Company’s December 31, 2011, financial statements and is included in mining properties, land, and water rights.  At least 50% of the contributions would be provided upon receipt of all permits, full financing and the Company’s Board of Directors’ decision to proceed with construction.  The remaining payments would be split evenly with one payment due no later than 150 days from the commencement of commercial production at the Mt. Hope Project and the remaining payment due one year thereafter.

Permitting Considerations

In the ordinary course of business, mining companies are required to seek governmental permits for expansion of existing operations or for the commencement of new operations. The LLC will be required to obtain a ROD from the BLM authorizing implementation of the Mt. Hope Project POO.  This approval can be obtained only after successful completion of the process of environmental evaluation, which incorporates substantial public comment.  The LLC will also need to obtain various state and federal permits including water protection, air quality, water rights and reclamation permits.  In addition to requiring permits for the development of the Mt. Hope Project, we will need to obtain and modify various mining and environmental permits during the life of the Mt. Hope Project.  Obtaining, modifying, and renewing the necessary governmental permits is a complex and time-consuming process involving numerous jurisdictions and often involving public hearings and substantial expenditures.  The duration and success of the LLC’s efforts to obtain, modify or renew permits will be contingent upon many variables, some of which are not within the LLC’s control.  Increased costs or delays could occur, depending on the nature of the activity to be permitted and the interpretation of applicable requirements implemented by the permitting authority.  All necessary permits may not be obtained and, if obtained, may not be renewed, or the costs involved in each case may exceed those that we previously estimated.  It is possible that the costs and delays associated with compliance with such standards and regulations could become such that the LLC would not proceed with the development or operation of the Mt. Hope Project.

Water Rights Considerations

In addition to working to complete the EIS, we are working to finalize the transfer of water rights to mining use.  In March 2009 we were granted our water applications in a Ruling by the State Engineer.  However, that Ruling was successfully appealed in April 2010 in Nevada District Court (“NDC”), remanding the matter for another hearing by the State Engineer.

On July 15, 2011, the State Engineer issued a second Ruling granting the Company’s water right applications.  In August 2011, Eureka County and two other parties comprised of three individual water rights holders in Diamond Valley and one in Kobeh Valley, filed Petitions and Amended and Supplemental Petitions (“Petitions”) with the NDC appealing the second Ruling of the State Engineer.  We continue to anticipate a favorable NDC decision, upholding the State Engineer’s second Ruling.  The appeal hearing is set for April 3, 2012 before the NDC.  A decision by the NDC is expected in mid-2012, although the NDC is not required to act under any specified timeline.  The appeal does not prevent the State Engineer from issuing the permits and as such, the State Engineer completed issuance of all permits on December 14, 2011 and certain amended permits on January 4, 2012 subject to the second Ruling.  The water will become available for consumptive use following the State Engineer’s approval of the Company’s Monitoring, Management and Mitigation Plan (“3M Plan”), developed with the input and cooperation of Eureka County. The Company is continuing to work with the State Engineer and Eureka County following our prior submissions, to finalize the 3M Plan and we anticipate the State Engineer will approve the 3M Plan prior to commencement of construction, in the second half of 2012.

Environmental Considerations

Our mineral property holdings in Shoshone County, Idaho include lands contained in mining districts that have been designated as “Superfund” sites pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act.  This “Superfund Site” was established to investigate and remediate primarily the Bunker Hill properties of Smelterville, Idaho, a small portion of Shoshone County where a large smelter was located.  However, because of the extent of environmental impact caused by the historical mining in the mining district, the Superfund Site covers the majority of Shoshone County including our Chicago-London and Little Pine Creek properties as well as many small towns located in Northern Idaho.  We have conducted a property environmental investigation of these properties, which revealed no evidence of material adverse environmental effects at either property.  We are unaware of any pending action or proceeding relating to any regulatory matters that would affect our financial position due to these inactive mining claims in Shoshone County.

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

Provision for Taxes

Income taxes are provided based upon the asset and liability method of accounting.  Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end.  In accordance with authoritative guidance for Income Taxes, a valuation allowance is recorded against the deferred tax asset if management does not believe the Company has met the “more likely than not” standard to allow recognition of such an asset.

Property, Plant and Equipment

The Company evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amount may not be recoverable.  If the sum of estimated future net cash flows on an undiscounted basis is less than the carrying amount of the related asset grouping, asset impairment is considered to exist.  The related impairment loss is measured by comparing estimated future net cash flows on a discounted basis to the carrying amount of the asset.  Changes in significant assumptions underlying future cash flow estimates may have a material effect on the Company’s financial position and results of operations.  To date no such impairments have been identified.  Property and equipment are being depreciated over useful lives of three to twenty-seven and one-half years using straight-line depreciation.

Stock-Based Compensation

We account for stock-based compensation in accordance with authoritative guidance for Share-Based Payments.  Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period.  Determining the fair value of share-based awards at the grant date requires judgment; including estimating expected dividends and estimating the amount of share-based awards that are expected to be forfeited.  If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

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

On August 8, 2008, the Company entered into a molybdenum supply agreement (“Sojitz Agreement”) with Sojitz Corporation (“Sojitz”).  The Sojitz Agreement provides for the supply of 5.0 million pounds per year of molybdenum for five years, beginning once the Mt. Hope Project reaches certain minimum commercial production levels.  One million annual pounds sold under the Sojitz Agreement will be subject to a per-pound molybdenum floor price and is offset by a flat discount to spot molybdenum prices above the floor.  The remaining 4.0 million annual pounds sold under the Sojitz Agreement will be sold with reference to spot molybdenum prices without regard to a floor price.  The Sojitz Agreement includes a provision that allows Sojitz the option to cancel in the event that supply from the Mt. Hope Project has not begun by January 1, 2013.  Based on our current development timeline, Sojitz will have the option to cancel its contract or participate in the molybdenum supply agreement as described above.  If Sojitz elects to cancel its contract with us, the supply of 5.0 million pounds per year of molybdenum for five years will be assumed by Hanlong, pursuant to the terms of the Hanlong molybdenum supply agreement described below.

On March 4, 2010, the Company entered into a molybdenum supply agreement (“Hanlong Agreement”) with Hanlong.  The Hanlong Agreement requires Hanlong to purchase the Company’s entire share of the Mt. Hope molybdenum production above that necessary for the Company to meet its existing supply commitments until the expiration of those commitments.  After the expiration of the existing supply agreements, until the original scheduled maturity date of the Term Loan, or if the Company elects not to enter into the Term Loan, 14 years after commencement of commercial production, Hanlong must annually purchase the greater of 16 million pounds or 70% of the Company’s share of Mt. Hope production.  Following the original scheduled maturity date of the Term Loan, or if the Company elects not to enter into the Term Loan, 14 years after commencement of commercial production from the Mt. Hope Mine, Hanlong must purchase a percentage of the Company’s share of Mt. Hope production equal to 2.5 times Hanlong’s fully diluted percentage ownership of our common stock.  Subject to certain exceptions, the Hanlong Agreement will terminate once Hanlong’s fully-diluted ownership percentage falls below 5%.  As long as Hanlong continues to guarantee the Term Loan, the Hanlong Agreement will not terminate even if Hanlong’s ownership falls below 5%.  If the cause of Hanlong’s ownership falling below 5% is a change of control of the Company or a dilutive transaction in which Hanlong does not have the right to participate, the Hanlong Agreement will not terminate and Hanlong will be obligated to continue to purchase a percentage of the Company’s share of Mt. Hope production equal to 2.5 times Hanlong’s fully-diluted percentage ownership of the Company as it existed immediately prior to such change of control or dilutive transaction.  If the Company elects not to enter into the Term Loan, and the second loan tranche does not close, Hanlong’s obligation to purchase the Company’s share of Mt. Hope production in each of the periods described above will be half of the obligations described above.  The supply off-take agreement provides for a floor price, along with a discount for spot prices above the floor price, for twenty-five percent of the production Hanlong receives. The remaining 75% of the production Hanlong receives will be sold with reference to spot molybdenum prices less a small discount.

All four long term supply agreements provide for supply only after commercial production levels are achieved, and no provisions require the Company to deliver product or make any payments if commercial production is never achieved or declines, in later periods and have floor prices ranging from $14.00 to $15.00 per pound and incremental discounts above the floor price.  The agreements require that monthly shortfalls be made up only if the Company’s portion of Mt. Hope production is available for delivery, after POS-Minerals has taken its share.  In no event do these requirements to make up monthly shortfalls become obligations of the Company if production does not meet targeted levels.

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

Interest Rate Risk

As of December 31, 2011, we had a balance of cash and cash equivalents of $40.7 million.  Interest rates on short term, highly liquid investments have not changed materially since December 31, 2010, and continue to be 1% or less on an annualized basis.  Our debt agreements have interest rates of LIBOR plus a percentage.  Any significant rise in the LIBOR rate during the course of our debt agreements may affect our ability to service the debt.

ITEM 8.               FINANCIAL STATEMENTS

GENERAL MOLY, INC.

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

CONTENTS

Report of Independent Registered Public Accounting Firm	51

Financial Statements:

Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010	52

Consolidated Statements of Operations for the twelve months ended December 31, 2011, December 31, 2010 and December 31, 2009 and for the period from inception of Exploration Stage until December 31, 2011	53

Consolidated Statements of Cash Flows for the twelve months ended December 31, 2011, December 31, 2010 and December 31, 2009 and for the period from inception of Exploration Stage until December 31, 2011	54

Consolidated Statements of Equity as of December 31, 2011, December 31, 2010, December 31, 2009, December 31, 2008, and January 1, 2002 (inception of Exploration Stage)	56

Notes to Consolidated Financial Statements	58

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of General Moly, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows and equity present fairly, in all material respects, the financial position of General Moly, Inc. and its subsidiaries (a development stage company) at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 and, cumulatively, for the period from January 1, 2002 (date of inception) to December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Item 9: Report of Management on internal control over financial reporting. Our responsibility is to express opinions on these consolidated financial statements and on the Company’s Internal Control over Financial Reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/PricewaterhouseCoopers LLP

Denver, Colorado

March 1, 2012

GENERAL MOLY, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	December 31, 2011	December 31, 2010
ASSETS:
CURRENT ASSETS
Cash and cash equivalents	$40,709	$53,571
Deposits, prepaid expenses and other current assets	105	148
Total Current Assets	40,814	53,719
Mining properties, land and water rights — Note 4	143,732	133,093
Deposits on project property, plant and equipment	66,474	68,363
Restricted cash held for electricity transmission	12,005	12,005
Restricted cash held for reclamation bonds	1,133	1,133
Non-mining property and equipment, net	819	1,045
Capitalized debt issuance costs	3,136	887
Other assets	2,994	2,994
TOTAL ASSETS	$271,107	$273,239
LIABILITIES, CONTINGENTLY REDEEMABLE NONCONTROLLING INTEREST AND EQUITY:
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$4,568	$4,138
Accrued advance royalties	8,950	9,500
Accrued payments to Agricultural Sustainability Trust	2,000	—
Current portion of long term debt	10,596	194
Total Current Liabilities	26,114	13,832
Provision for post closure reclamation and remediation costs	587	571
Deferred gain	1,150	215
Accrued advance royalties	—	8,950
Accrued payments to Agricultural Sustainability Trust	2,000	4,000
Long term debt, net of current portion	131	10,481
Total Liabilities	29,982	38,049

COMMITMENTS AND CONTINGENCIES — Note 10

CONTINGENTLY REDEEMABLE NONCONTROLLING INTEREST	98,073	98,753

EQUITY
Common stock, $0.001 par value; 200,000,000 shares authorized, 90,818,248 and 85,353,473 shares issued and outstanding, respectively	91	85
Additional paid-in capital	255,894	234,517
Accumulated deficit before exploration stage	(213)	(213)
Accumulated deficit during exploration and development stage	(112,720)	(97,952)
Total Equity	143,052	136,437
TOTAL LIABILITIES, CONTINGENTLY REDEEMABLE NONCONTROLLING INTEREST AND EQUITY	$271,107	$273,239

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOLY, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended			January 1, 2002 (Inception of Exploration Stage)
	December 31, 2011	December 31, 2010	December 31, 2009	to December 31, 2011
REVENUES	$—	$—	$—	$—

OPERATING EXPENSES:
Exploration and evaluation	1,568	623	806	39,701
Writedowns of development and deposits	3,403	5,038	—	8,819
General and administrative expense	10,248	10,919	9,703	69,775
TOTAL OPERATING EXPENSES	15,219	16,580	10,509	118,295

LOSS FROM OPERATIONS	(15,219)	(16,580)	(10,509)	(118,295)

OTHER INCOME/(EXPENSE):
Interest and dividend income	21	13	31	4,062
Interest expense	(250)	(164)	—	(414)
TOTAL OTHER (EXPENSE)/INCOME, NET	(229)	(151)	31	3,648

LOSS BEFORE INCOME TAXES	(15,448)	(16,731)	(10,478)	(114,647)

Income Taxes	—	—	—	—

CONSOLIDATED NET LOSS	$(15,448)	$(16,731)	$(10,478)	$(114,647)
Less: Net loss attributable to contingently redeemable noncontrolling interest	680	1,008	239	1,927
NET LOSS ATTRIBUTABLE TO GENERAL MOLY, INC.	$(14,768)	$(15,723)	$(10,239)	$(112,720)
Basic and diluted net loss attributable to General Moly per share of common stock	$(0.16)	$(0.22)	$(0.14)
Weighted average number of shares outstanding— basic and diluted	90,588	72,987	72,226

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOLY, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended			January 1, 2002 (Inception of Exploration Stage)
	December 31, 2011	December 31, 2010	December 31, 2009	to December 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,448)	$(16,731)	$(10,478)	$(114,647)
Adjustments to reconcile net loss to net cash used by operating activities:
Services and expenses paid with common stock	—	—	—	1,990
Repricing of warrants	—	965	—	965
Writedowns of development and deposits	3,403	5,038	378	8,819
Depreciation and amortization	412	335	344	1,644
Interest expense	250	164	—	414
Equity compensation for employees and directors	1,713	1,641	1,474	16,812
Decrease (increase) in deposits, prepaid expenses and other	43	31	147	(13)
Decrease (increase) in restricted cash held for electricity transmission	—	281	259	(12,005)
(Decrease) increase in accounts payable and accrued liabilities	(10,761)	93	(3,305)	(7,303)
Increase (decrease) in post closure reclamation and remediation costs	16	(15)	(145)	378
Net cash used by operating activities	(20,372)	(8,198)	(11,326)	(102,946)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for the purchase of equipment	—	(124)	(100)	(1,548)
Purchase of securities	—	—	—	(137)
Purchase and development of mining properties, land and water rights	(10,567)	(14,074)	(20,879)	(119,274)
Deposits/refunds on property, plant and equipment	177	(25,058)	(11,527)	(67,907)
Proceeds from option to purchase agreement	935	115	100	1,150
Increase in restricted cash held for reclamation bonds	—	—	—	(642)
Cash provided by sale of marketable securities	—	—	—	246
Net cash used by investing activities	(9,455)	(39,141)	(32,406)	(188,112)

GENERAL MOLY, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended			January 1, 2002 (Inception of Exploration Stage)
	December 31, 2011	December 31, 2010	December 31, 2009	to December 31, 2011
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock, net of issuance costs	19,412	43,103	99	227,719
Proceeds from debt	—	10,000	—	10,000
Cash proceeds from POS-Minerals Corp.	—	—	—	100,000
Cash paid to POS-Minerals Corp. for purchase price adjustment	—	—	—	(2,994)
Decrease in restricted cash — EMLLC	—	—	13,915	—
(Decrease) increase in leased assets, net	(198)	80	(130)	132
(Increase) in capitalized debt issuance costs	(2,249)	(887)	—	(3,136)
Net cash provided by financing activities:	16,965	52,296	13,884	331,721
(Decrease) increase in cash and cash equivalents, net	(12,862)	(4,957)	(29,848)	40,663
Cash and cash equivalents, beginning of period	53,571	48,614	78,462	46
Cash and cash equivalents, end of period	$40,709	$53,571	$48,614	$40,709

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Equity compensation capitalized as development	$258	$1,121	$950	$6,458
Restricted cash held for reclamation bond acquired in an acquisition	—	—	—	491
Post closure reclamation and remediation costs and accounts payable assumed in an acquisition	—	—	—	263
Common stock and warrants issued for property and equipment	—	—	—	1,586
Accrued portion of deposits on property, plant and equipment	1,691	657	—	1,691
Accrued portion of advance royalties	—	18,450	—	8,950
Accrued portion of payments to the Agricultural Sustainability Trust	—	4,000	—	4,000

The accompanying notes are an integral part of these consolidated financial statements

GENERAL MOLY, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except number of shares and per share amounts)

	Common Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance, January 1, 2002	3,140,469	$4	$442	$(2)	$(213)	$231
Issuance of Units of Common Stock
For directors’ fees	460,000	—	79	—	—	79
For cash at $8.50 per share	8,256,699	8	70,174	—	—	70,182
Purchase options for management and administrative fees	—	—	11	—	—	11
For services, administration, mineral rights, water rights and expenses at between $0.11 and $6.15 per share	1,127,379	—	1,739	—	—	1,739
For exercise of warrants for cash	435,000	—	348	—	—	348
Issuance of Units of Common Stock and Warrants:
For expenses and property at between $0.40 and $1.46 per unit	1,400,000	2	1,635	—	—	1,637
For cash at between $0.15 and $3.40 per unit	34,404,365	34	62,360	—	—	62,394
Units and warrants for finders fee	170,550	—	2,042	—	—	2,042
Cost of offerings including cash costs of $3,783	—	—	(5,815)	—	—	(5,815)
Stock Options:
Exercised between $0.11 and $6.93 per share	3,501,463	4	1,669	—	—	1,673
Cashless exercise of stock options	1,648,647	2	(2)	—	—	—
Issued pursuant to stock awards	831,347	2	(38)	—	—	(36)
Returned due to pricing errors on stock option exercise	(38,998)	—	—	—	—	—
Stock based compensation	—	—	15,932	—	—	15,932
Stock Warrants:
Issued for services at $1.07 per warrant	—	—	80	—	—	80
Exercised between $0.40 and $5.20 per share	14,537,267	14	34,026	—	—	34,040
Cashless exercise of warrants	1,978,458	2	(2)	—	—	—
Unrealized Losses on marketable securities	—	—	—	2	—	2
Additional paid in capital from shareholder	—	—	499	—	—	499
Net loss for the years ended December 31, 2002 through 2008	—	—	—	—	(71,990)	(71,990)
Balances, December 31, 2008	71,852,646	72	185,179	—	(72,203)	113,048

GENERAL MOLY, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except number of shares and per share amounts)

	Common Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Issuance of Units of Common Stock :
Issued pursuant to stock awards	484,892	—	—	—	—	—
Stock Options:
Exercised between $0.44 and $2.10 per share	100,000	—	100	—	—	100
Stock based compensation	—	—	2,011	—	—	2,011
Net loss for the year ended December 31, 2009	—	—	—	—	(10,239)	(10,239)
Balances, December 31, 2009	72,437,538	72	187,290	—	(82,442)	104,920
Stock Warrants:
Exercised at $3.75 per share	812,500	1	3,046	—	—	3,047
Cashless exercise of warrants	59,770	—	—	—	—	—
Repricing of warrants	—	—	965	—	—	965
Stock Options:
Exercised at $2.80 per share	20,000	—	57	—	—	57
Cashless exercise of options	24,074	—	—	—	—	—
Stock based compensation	—	—	2,723	—	—	2,723
Issuance of Units of Common Stock :
Issued for cash at $3.38 per share	11,843,341	12	39,988	—	—	40,000
Issued pursuant to stock awards	156,250	—	448	—	—	448
Net loss for the year ended December 31, 2010	—	—	—	—	(15,723)	(15,723)
Balances, December 31, 2010	85,353,473	85	234,517	—	(98,165)	136,437
Stock Warrants:
Exercised between $3.66 and $3.75 per share	5,183,209	5	19,050	—	—	19,055
Cashless exercise of warrants	24,547	—	—	—	—	—
Stock Options:
Exercised at $2.80 per share	133,333	—	357	—	—	357
Stock based compensation	—	—	1,971	—	—	1,971
Stock Appreciation Rights:
Exercised between $0.96 and $4.35 per share	53,511	—	—	—	—	—
Issuance of Units of Common Stock :
Issued pursuant to stock awards	70,175	1	(1)	—	—	—
Net loss for the year ended December 31, 2010	—	—	—	—	(14,768)	(14,768)
Balances, December 31, 2011	90,818,248	$91	$255,894	$—	$(112,933)	$143,052

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOLY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — DESCRIPTION OF BUSINESS

General Moly, Inc. (“we,” “us,” “our,” “Company,” or “General Moly”) is a Delaware corporation originally incorporated as General Mines Corporation on November 23, 1925.  We have gone through several name changes and on October 5, 2007, we reincorporated in the State of Delaware (“Reincorporation”) through a merger involving Idaho General Mines, Inc. and General Moly, Inc., a Delaware corporation that was a wholly owned subsidiary of Idaho General Mines, Inc. The Reincorporation was effected by merging Idaho General Mines, Inc. with and into General Moly, with General Moly being the surviving entity.  For purposes of the Company’s reporting status with the United States Securities and Exchange Commission (“SEC”), General Moly is deemed a successor to Idaho General Mines, Inc.

We were in the exploration stage from January 1, 2002 until October 4, 2007, when our Board of Directors (“Board”) approved the development of the Mt. Hope molybdenum property (“Mt. Hope Project”) in Eureka County, Nevada.  The Company is now in the development stage and is currently proceeding with the development of the Mt. Hope Project.  We are also conducting exploration and evaluation activities on our Liberty molybdenum property (“Liberty Property”) in Nye County, Nevada.

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

Pursuant to the terms of the LLC Agreement, POS-Minerals made its first and second cash contributions to the LLC totaling $100.0 million during the year ended December 31, 2008 (“Initial Contributions”).  Additional amounts will be due from POS-Minerals within 15 days after the date (“ROD Contribution Date”) that specified conditions (“ROD Contribution Conditions”) have been satisfied.  The ROD Contribution Conditions are (i) the receipt of major operating permits for the Mt. Hope Project, (ii) confirmation that the Record of Decision (“ROD”) from the United States Bureau of Land Management (“BLM”) for the Mt. Hope Project has become effective, and (iii) any administrative or judicial appeals with respect thereto are final.  We are currently targeting the effective date of the ROD and the satisfaction of the other ROD Contribution Conditions to occur six to nine months after publication of the Draft Environmental Impact Statement (“DEIS”) in the Federal Register, which occurred on December 2, 2011.  However, circumstances beyond our control, including reviewing agency delays or requests for additional information or studies, and requests for review or appeals of the BLM decision, could cause the effectiveness of the ROD and/or the satisfaction of the other ROD Contribution Conditions to be delayed.  Once the ROD is effective and financing is in place, we expect that commercial production will begin approximately 20 months following initiation of project construction.

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

In addition, as commercial production at the Mt. Hope Project was not achieved by December 31, 2011, the LLC may be required to return to POS-Minerals $36.0 million of its contributions to the LLC, with no corresponding reduction in POS-Minerals’ ownership percentage.  Based on our current plan and assuming POS-Minerals has made its additional $56.0 million contribution within 15 days after the ROD Contribution Date, a payment to POS-Minerals of $36.0 million will be due 20 days after the commencement of commercial production, as defined in the LLC Agreement.  We currently anticipate such payment being made during 2014.  If POS-Minerals does not make its additional $56.0 million contribution when due, no return of contributions is required by us.  Our wholly-owned subsidiary and 80% owner of the LLC, Nevada Moly, LLC (“Nevada Moly”), is obligated under the terms of the LLC Agreement to make capital contributions to fund the return of contributions to POS-Minerals, if required.  If Nevada Moly does not make these capital contributions, POS-Minerals has an election to either make a secured loan to the LLC to fund the return of contributions, or receive an additional interest in the

LLC of approximately 5%.  In the latter case, our interest in the LLC is subject to dilution by a percentage equal to the ratio of 1.5 times the amount of the unpaid contributions over the aggregate amount of deemed capital contributions (as determined under the LLC Agreement) of both parties to the LLC (“Dilution Formula”).  At December 31, 2010, the aggregate amount of deemed capital contributions of both parties was $880.0 million.

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

The Initial Contributions of $100.0 million that were made by POS-Minerals during 2008 were expended by the second quarter of 2009 in accordance with the program and budget requirements of the Mt. Hope Project.  Nevada Moly is required, pursuant to the terms of the LLC Agreement, to advance funds required to pay costs for the development of the Mt. Hope Project that exceed the Initial Contributions until the ROD Contribution Date, at which point the contributions described above to be made by POS-Minerals will be applied to reimburse us for POS-Minerals’ share of such development costs.  All costs incurred after the ROD Contribution Date will be allocated and funded pro rata based on each party’s ownership interest.  POS-Minerals’ share of such development costs amounted to approximately $37.5 million as of December 31, 2011.  The interest of a party in the LLC that does not make its pro rata capital contributions to fund costs incurred after the ROD Contribution Date is subject to dilution based on the Dilution Formula.

NOTE 2 — LIQUIDITY AND CAPITAL REQUIREMENTS AND RESTRUCTURING

Our consolidated cash balance at December 31, 2011, was $40.7 million compared to $53.6 million at December 31, 2010.  The cash needs for the development of the Mt. Hope Project require that we and/or the LLC finalize the financing described below in addition to the capital contributions to be received from POS-Minerals.

The anticipated sources of financing described below, combined with funds anticipated to be received from POS-Minerals in order to retain its 20% share, provide substantially all of our currently planned funding required for constructing and placing the Mt. Hope Project into commercial production.  Funding requirements for working capital and potential capital overrun needs will require additional resources.  There can be no assurance that the Company will be successful in raising additional financing in the future on terms acceptable to the Company or at all.

Agreements with Hanlong (USA) Mining Investment Inc.

We have signed a series of agreements (the “Hanlong Transaction”) with Hanlong (USA) Mining Investment, Inc. (“Hanlong”), an affiliate of Sichuan Hanlong Group, a large privately held Chinese company.  The agreements described below form the basis of a $745 million transaction that is intended to provide the Company with adequate capital to develop the Mt. Hope Project.  The agreements include:  (a) a Securities Purchase Agreement that provides for the sale to Hanlong of shares of our common stock in two tranches that will aggregate 25% of our outstanding stock on a fully diluted basis for $80 million ($40 million per tranche), conditioned upon us receiving permits for Mt. Hope and Hanlong’s use of commercially reasonable efforts to procure a $665 million loan from a Prime Chinese Bank for our use in constructing Mt. Hope; (b) a Bridge Loan whereby Hanlong will provide up to $20 million to the Company to preserve liquidity until permits are received; (c) a Stockholder Agreement that provides Hanlong representation on our Board of Directors and the LLC management committee, governs how Hanlong will vote its shares of the Company and limits Hanlong’s ability to purchase or dispose of our securities; and (d) a long-term molybdenum supply off-take agreement.

The Securities Purchase Agreement (“Purchase Agreement”)

Stock Purchase.  The Purchase Agreement provides, subject to its terms and conditions, for the purchase by Hanlong of $80.0 million of our common stock, or approximately 27.6 million shares, which will equal 25% of our outstanding common stock on a fully-diluted basis.

The Purchase Agreement has been amended four times including:  (1) a July 30, 2010 amendment extending the deadline for obtaining Chinese government approvals by two months to October 13, 2010, as well as extending the Company’s deadline for publishing its DEIS and receiving its ROD to February 28, 2011, and November 30, 2011, respectively.  Hanlong has received Chinese government approvals for its equity investment in us and our DEIS has been published; (2) an October 26, 2010 amendment setting the closing of Hanlong’s purchase of the first $40.0 million tranche of equity for December 20, 2010 and eliminating the condition that required us to have our DEIS published prior to closing this funding; (3) a December 20, 2010 amendment that made certain non-substantive changes in connection with the Tranche 1 closing; and (4) a July 7, 2011 amendment that eliminated the deadline for publication of the DEIS, extended the ROD deadline from November 30, 2011 to the earlier of nine months following DEIS publication or September 30, 2012, extended Hanlong’s commitment to make available the Term Loan from two months following the ROD to nine months following the ROD, and extended the maturity date of the Bridge Loan to the earlier of (i) 270 days after the issuance of the ROD, (ii) the date on which the Purchase Agreement terminates, and (iii) the earlier of December 31, 2012 and the availability of the Term Loan.

The ROD deadline is extendable by up to three months to December 31, 2012, as discussed below.  The Purchase Agreement may be terminated by either party (provided the terminating party is not in default) if the closing of the second tranche (“Tranche 2”) has not occurred on or before the earlier of September 30, 2012 (unless the parties have agreed to the ROD Condition Extension date of December 31, 2012) or twelve months after the issuance of the ROD.

As discussed above, the second tranche will be for a purchase price of an additional $40.0 million.  Significant conditions to the closing of Tranche 2 include issuance of the ROD for the Mt. Hope Project by the BLM, approval of the plan of operations for the Mt. Hope Project (the “POO”) by the BLM, and the completion of documentation for and satisfaction of conditions precedent for the availability of funding under the Term Loan, described below.

Hanlong will have the right to purchase a portion of any additional shares of common stock that we issue so that it can maintain its percentage ownership, unless its ownership is at the time below 5% at the earlier of the closing of Tranche 2 or closing of the Term Loan.  It may also acquire additional shares so that it maintains a 20% indirect interest in the Mt. Hope Project if our interest in the LLC is reduced below 80%.  If we issue shares to fund the Mt. Hope Project under certain circumstances, and on or before the date of commercial production, and Hanlong exercises its rights to maintain its percentage interest, we will be obligated to refund to Hanlong the cost of such shares over a three-year period up to an aggregate of $9.0 million.

Break Fees.  A break fee is payable by both the Company and Hanlong if the Purchase Agreement terminates because of the failure of certain conditions.  A break fee of $10.0 million is payable to the Company if the Purchase Agreement is terminated because Hanlong fails to obtain necessary Chinese government approvals, which may be offset against any balances owed by the Company under the Bridge Loan.  A break fee of $5.0 million is payable to Hanlong if the ROD is not timely received or the condition waived and the Purchase Agreement is terminated.  The Company’s break fee may be increased by $5.0 million if the Purchase Agreement is terminated and the Company has violated the “no-shop” provisions of the Purchase Agreement.  The break fees may also be increased by up to $2.0 million if the Company requests and Hanlong grants an extension concerning the ROD (the “Extension Fee”).  Any such fee will be credited against the arrangement fee described below.  The break fee payable by the Company to Hanlong may be paid in cash, or, in certain circumstances, in shares of our common stock at our option.  If paid in shares, the price would be the volume weighted average of our common stock on the NYSE Amex for the five days ending six days after the announcement of the termination.  On January 9, 2012, the Company and Hanlong executed an option agreement concerning the Purchase Agreement for no consideration.  The option must be exercised on or before December 31, 2012.  If the option is exercised, the parties will amend the Purchase Agreement to extend payment of the Extension Fee from December 2012 until April 30, 2013.

Chinese Bank Term Loan.  Hanlong is obligated to use commercially reasonable efforts to procure a Term Loan in an amount of at least $665.0 million with a term of at least 14 years after commercial production begins at the Mt. Hope Project.  The Term Loan will bear interest at a rate tied to the London Interbank Offered Rate (“LIBOR”) plus a spread of between 2% and 4% per annum.  The Purchase Agreement provides that the Term Loan will have customary covenants and conditions; however, the terms of the Term Loan have not yet been negotiated with the lender and we have no assurance as to the final terms of the Term Loan.  On February 16, 2012, the Company announced China Development Bank (“CDB”) had confirmed the basic terms underlying a proposed $665 million term loan to finance the Mt. Hope project, including a CDB commitment to lend $399 million and arrange a consortium of Chinese and international banks to fund the balance.  The term loan is anticipated to carry a maturity of 12 years including a 30 month grace period to allow for the construction of the Mt. Hope project.  The interest rate will remain subject to market conditions and Chinese government policy..  The Company and Hanlong are continuing to work with CDB with a target of having the loan completed, approved and available to the Company upon receipt of Mt. Hope’s operating permits.  Hanlong or an affiliate is obligated to guarantee the Term Loan.  When funds can be drawn by the Company under the Term Loan, the Company will pay a $15.0 million arrangement fee to Hanlong who will pay fees and expenses associated with the Term Loan before the Term Loan Closing, including those charged by the Chinese bank.

Bridge Loan

Hanlong agreed to provide a $20.0 million Bridge Loan to the Company, available in two equal $10.0 million tranches.  On April 28, 2010, we drew down the first $10.0 million tranche.  The second tranche became available after receiving stockholder approval of the Hanlong Transaction.  The first tranche of the Bridge Loan bears interest at LIBOR plus 2% per annum.  The second tranche of the Bridge Loan will bear interest at 10% per annum and is undrawn.  The Bridge Loan will be repaid from the proceeds of the Term Loan.  The second tranche may also be repaid at the Company’s election, in shares of the Company’s common stock.  If paid in shares, the price would be the volume weighted average of the Company’s shares on the NYSE Amex for a five-day period after public announcement of the event that required repayment.  The Company may offset its right to receive the break fee against its obligations to repay borrowings under the Bridge Loan.  On January 9, 2012, the Company and Hanlong executed an option agreement concerning the Bridge Loan Agreement.  If exercised, the parties will amend the Bridge Loan Agreement for no consideration to extend the maturity date of Bridge Loan from December 31, 2012 until April 30, 2013.  The option also has the effect of potentially extending the availability of the undrawn $10.0 million second tranche to April 30, 2013 since the availability of the second tranche ends the earliest of the Tranche 2 closing date, the maturity of the Bridge Loan and the first borrowing under the Term Loan.

The outstanding balance of the Bridge Loan and related accrued interest are recorded as a current liability as of December 31, 2011 as the Company anticipates the Term Loan will become available within the next twelve months.  The Bridge Loan and our obligation to pay a break fee to Hanlong under the Purchase Agreement are secured by a pledge by us of a 10% interest in the LLC.

Stockholder Agreement

In connection with Hanlong’s purchase of our shares, Hanlong signed a Stockholder Agreement with the Company that limits Hanlong’s future acquisitions of our common stock, provides for designation of up to two directors to our Board and representation on the LLC management committee, and places some restrictions on Hanlong’s voting and disposition of our shares.

After the Tranche 1 closing, Hanlong became entitled to nominate one director to serve on our Board and one representative to the LLC management committee.  Nelson Chen currently serves in both of these capacities.  After the Tranche 2 closing, Hanlong will be entitled to nominate a second director.  The Company will include and recommend the election of Hanlong’s nominees in the Board’s slate of nominees submitted to our stockholders, subject to the Board’s fiduciary obligations and compliance by the nominee with applicable law and Company requirements concerning disclosure of information.  The Hanlong nominees may also serve on committees for which they are eligible.

Hanlong has agreed not to purchase additional shares, except as permitted by the Purchase Agreement, without the Company’s prior consent, and has agreed that it will not solicit proxies, join a group with respect to our equity securities, solicit or encourage an offer from another person for the Company, call a meeting of the Company’s stockholders or make a proposal to the Company’s stockholders, except to the Board.  If our Board receives an offer for the Company, for its assets or a merger that the Board determines is in the best interests of the Company’s stockholders, Hanlong is required to vote in favor of such a transaction or tender its shares unless it proposes an alternative transaction that our Board determines is more favorable to our stockholders than the offer received.

Hanlong may not, without the prior written consent of the Board, transfer ownership of their securities if the recipient would acquire beneficial ownership of more than 5% of our common stock as of the date of such transfer.  The restrictions on Hanlong’s share ownership, voting, disposition and drag-along rights will terminate on the earlier of the time that Hanlong owns less than 10% of our common stock, the date that is 6 months after the date that commercial production begins at the Mt. Hope Project, and June 30, 2014.

Cash Conservation Plan

The Company continues to operate under a cash conservation plan implemented in March 2009 designed to reduce expenditures and conserve cash in order to maximize financial flexibility.  We are now emerging out of cash conservation with the initiation of a soft start of engineering and procurement in January 2012.

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

Based on our current plan, expected timetable, and the results of such negotiations, we expect to make additional payments on milling process equipment orders of approximately $3.7 million in 2012 and $13.0 million in 2013.  Based on payments made in 2009, 2010, and 2011 and the final payments to be made in 2012 and early 2013 for the gyratory crusher, SAG and ball mills and related electric mill drives, and some other long-lead equipment, we will own this equipment.  Also, at December 31, 2011, we have a contract to purchase two electric shovels that is cancellable, has no firm schedule of payments, and includes a $3.4 million deposit that is forfeitable if an additional $13.0 million deposit is not made by June 30, 2012.  The LLC continues to need this equipment for construction phase mine development and post-construction mining, and is committed to either renegotiate the timing and amount of the contractual deposit terms to provide more payment flexibility or obtaining additional funding sources in order to make this payment without impacting our liquidity position.

On February 28, the LLC issued a firm purchase order for 18 haul trucks to Cashman Equipment Company, the Nevada-based dealer for Caterpillar.  The order provides for delivery of those haul trucks required to perform initial mine development, currently scheduled for the second half of 2013.  A non-refundable down-payment of $0.6 million was made at the time of order with an additional $0.6 million due 12 months prior to truck shipment, but the contract is cancellable with no further liability to the LLC up until the time of truck shipment.  An additional 6 haul trucks are not required until after the commencement of commercial production, and will be ordered at a future date.

The cash conservation plan has reduced our total cash utilization for general administrative and overhead expenses to approximately $1 million per month, inclusive of maintenance costs at the Liberty Property.  Such ongoing costs, combined with the $3.7 million in process equipment commitments noted above and the $9.0 million in construction royalty advances described in Note 10 comprise the spending requirements the Company has in place through the end of 2012 without restarting the project.  Based on our current cash on hand and this ongoing cash conservation plan, the Company expects it will have adequate liquidity through the restart of the project and execution of the financing plan.

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

Accounting Method

Our financial statements are prepared using the accrual basis of accounting in accordance with GAAP.  With the exception of the LLC, all of our subsidiaries are wholly owned.  In February 2008, we entered into the agreement, which established our ownership interest in the LLC at 80%.  The consolidated financial statements include all of our wholly owned subsidiaries and the LLC.  The POS-Minerals contributions attributable to their 20% interest are shown as Contingently Redeemable Noncontrolling Interest on the Consolidated Balance Sheet.  For the years presented , the LLC had net operating expenses and, accordingly, the net loss attributable to contingently redeemable noncontrolling interest is reflected separately on the Consolidated Statement of Operations.

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

Basic and Diluted Net Loss Per Share

Net loss per share was computed by dividing the net loss attributable to General Moly, Inc. by the weighted average number of shares outstanding during the period.  The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  Outstanding warrants to purchase 1,000,000, 6,263,209 and 7,455,434 shares of common stock, options to purchase 2,484,990, 2,658,323 and 3,071,656 shares of common stock, and unvested stock awards totaling 615,763, 421,726 and 217,694 at December 31, 2011, 2010 and 2009, respectively, and 1,290,499 and 912,461 and 36,349 shares under Stock Appreciation Rights (“SARs”) at December 31, 2011, 2010, and 2009 respectively, were not included in the computation of diluted loss per share for the years ended December 31, 2011, 2010 and 2009, respectively, because to do so would have been anti-dilutive.  Therefore, basic loss per share is the same as diluted loss per share.

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

Depreciation and Amortization

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets.  Property and equipment are depreciated using the following estimated useful lives: field equipment — four to ten years; office furniture, fixtures; and equipment — five to seven years; vehicles — three to five years; leasehold improvements — three years or the term of the lease, whichever is shorter; residential trailers — ten to twenty years; and buildings and improvements — ten to twenty seven and one-half years.  At December 31, 2011 and 2010, accumulated depreciation and amortization was $1.4 and $1.0 million, respectively, of which $1.1 and $0.7 million, respectively, was capitalized.

Provision for Taxes

Income taxes are provided based upon the asset and liability method of accounting.  Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end.  In accordance with authoritative guidance for Income Taxes, a valuation allowance is recorded against the deferred tax asset if management does not believe the Company has met the “more likely than not” standard to allow recognition of such an asset.

Reclamation and Remediation

Expenditures for ongoing compliance with environmental regulations that relate to current operations are expensed or capitalized as appropriate.  Expenditures resulting from the remediation of existing conditions caused by past operations that do not contribute to future revenue generation are expensed.  Liabilities are recognized when environmental assessments indicate that remediation efforts are probable and the costs can be reasonably estimated.

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

Debt Issuance Costs

The Company has capitalized certain costs such as translation, formatting and technical due diligence and related legal fees in the amount of $3.1 million incurred in direct pursuit of the Term Loan based on our belief that it is more probable than not that the Company will receive the Term Loan.  A portion of these costs were incurred on behalf of Hanlong and will be offset against the $15.0 million arrangement fee to be paid by the Company to Hanlong upon the closing of the Term Loan.  These costs will be amortized over the life of the Term Loan using the effective interest method once the Term Loan has been made available.

Comprehensive Loss

For the years ended December 31, 2011, 2010 and 2009, respectively, the Company’s comprehensive loss was equal to the respective net loss for each of the years presented.

Recently Issued Accounting Pronouncements

Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS

In May 2011, the FASB issued Accounting Standards Update (ASU) 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The Update amends fair value measurements and disclosures to (1) clarify the board’s intent in respect of existing measurement guidance, (2) revise certain measurement guidance that changes or modifies a principle, and (3) add disclosure requirements concerning the measurement uncertainty of level 3 measurements. This guidance is effective for the Company for the first interim or annual period beginning on or after December 15, 2011. The Company does not anticipate this guidance having a material effect on its financial condition, results of operation, or cash flows.

Comprehensive Income (Topic 220): Presentation of Comprehensive Income

In June 2011, the FASB issued Accounting Standards Update (ASU) 2011-02, Comprehensive Income (Topic 220): Presentation of Comprehensive Income.  Under the amendments, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance is effective for the Company for the fiscal year beginning after December 15, 2011. The Company does not anticipate this guidance having a material effect on its financial condition, results of operation, or cash flows.

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

During the year ended December 31, 2006, we purchased deeded land, which included certain BLM grazing rights, certain water rights and various other assets.  The primary purpose for these purchases was to acquire land and water rights for use by the Mt. Hope Project.  We paid $2.3 million cash for these purchases.

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

Other Mining Properties.  We also have mining claims and land purchased prior to 2006 which consist in part of (a) approximately 107 acres of fee simple land in the Little Pine Creek area of Shoshone County, Idaho, (b) six patented mining claims known as the Chicago-London group, located near the town of Murray in Shoshone County, Idaho, (c) 265 acres of private land with three unpatented claims in Josephine County, Oregon, known as the Turner Gold project, and (d) an undivided 50% interest in the reserved mineral rights known as the Margaret Property and 105 unpatented mining claims comprising the Red Bonanza Property, situated in the St. Helens Mining District, Skamania County, Washington, and (e) 34 unpatented mining claims in Marion County, Oregon, known as the Detroit property.

Summary.  The following is a summary of mining properties, land and water rights at December 31, 2011 and 2010 (in thousands):

	At December 31, 2011	At December 31, 2010
Mt. Hope Project:
Development costs	$99,984	$89,602
Mineral, land and water rights	10,526	10,253
Advance Royalties	22,600	22,600
Total Mt. Hope Project	133,110	122,445
Total Liberty Property	9,733	9,749
Other Properties	889	889
Total	$143,732	$133,093

On June 26, 2009, the Company and Josephine Mining Corp. (“JMC”), a privately-owned Canadian company whose president is a related party to a member of the Company’s Board of Directors, entered into an Option to Purchase Agreement for the Company’s non-core Turner Gold property, a multi-metallic property located in Josephine County, Oregon. The Company acquired the property in 2004.  JMC paid $0.1 million upon entering into the agreement, an additional $0.3 million in January 2011, and an additional $0.3 million in December 2011.  Once made, each option payment is non-refundable and will be applied to the purchase price at the completion of the agreement. The $0.7 million has been recorded as a deferred gain pending completion of the purchase.  On September 30, 2011, the Company and JMC executed an amendment to the original agreement indicating that JMC had acquired certain properties within a two-mile radius of the Turner Gold property.  The Company and JMC executed an additional amendment on the same date allowing JMC to extend the payment date for the third and final installment payment by making the payment of $300,000 noted above in December 2011.  Under the terms of the amendment, $250,000 of the third payment shall apply to the purchase price of $2.0 million with the remaining $50,000 considered a deferral fee.  The remaining payment of $1,350,000 shall be due at the earlier of September 30, 2012 or upon receipt by JMC of all permits and approvals necessary to commence mining operations plus three months.  The periodic payments allow JMC certain exploratory rights.  Ownership of the Turner Gold property will transfer to JMC upon the final payment. The Company will also retain a production royalty of 1.5% of all net smelter returns on future production from the property, should JMC acquire the property.  The book value of the Company’s investment in the Turner Gold property is approximately $800,000.

On March 8, 2010, the Company and Ascot USA, Inc. (“Ascot”), a Washington corporation, entered into an Option to Purchase Agreement for the Company’s non-core Margaret property, an undivided 50% interest in the reserved mineral rights and all of the Company’s interest in the 105 unpatented mining claims comprising the Red Bonanza Property, situated in the St. Helens Mining District, Skamania County, Washington.  The Company acquired the property in 2004.  Ascot paid $0.1 million upon entering into the agreement and an additional $0.3 million in May 2011.  Once made, each option payment is non-refundable.  The $0.4 million has been recorded as a deferred gain pending completion of the purchase.  If Ascot proceeds, the final installment payment of $1.6 million is due on or before June 8, 2012.  The periodic payments allow Ascot certain exploratory rights.  If Ascot makes all three of the installment payments, ownership of the Margaret property will transfer to Ascot upon the final payment.  The Company will also retain a production royalty of 1.5% of all net smelter returns on future production from the property, should Ascot acquire the property.  The Company carries no book value in the property.

On September 30, 2011, the Company and Russell Mining & Minerals, Inc. (“RMMI”), a privately-owned company whose president is a related party to one of the Company’s Board members, entered into an Option to Purchase Agreement for the Company’s non-core Detroit Copper property, a multi-metallic property located in Marion County, Oregon. RMMI paid $0.1 million upon entering into the agreement. Once made, each option payment is non-refundable. The $0.1 million has been recorded as a deferred gain pending completion of the purchase. If RMMI proceeds, an additional $0.3 million installment payment is due March 31, 2013, and the final installment payment of $1.6 million is due on or before September 30, 2014. The final option payment may be extended by RMMI by up to two years by making non-refundable installment payments of $160,000 in each year to be extended.  These extension payments are not to be applied to the purchase price of the property.  The periodic payments allow RMMI certain exploratory rights.  If RMMI makes all three of the installment payments, ownership of the Detroit Copper property will transfer to RMMI upon the final payment. The Company has also retained a Production Royalty of 1.5% of all net smelter returns on future production from the property.  The Company currently carries no book value in the project.

Development costs and Deposits on project property, plant and equipment

Development costs of $100.0 million include hydrology and drilling costs, expenditures to further the permitting process, capitalized salaries, project engineering costs, and other expenditures required to fully develop the Mt. Hope Project.  Deposits on project property, plant and equipment of $66.5 million represent ongoing progress payments on equipment orders for the custom-built grinding and milling equipment, related electric mill drives, and other processing equipment that require the longest lead times.

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

Writedowns of Development Costs and Deposits

The Company has written off approximately $3.4 million in deposits related to a contract for the purchase of electric shovels with the passage of a June 30, 2011 deadline for a firm purchase order.  The contract remains in place and the remaining $3.4 million forfeitable if an additional $13.0 million deposit is not made by June 30, 2012.  The LLC continues to need this equipment for construction phase mine development and post-construction mining, and is committed to either renegotiate the timing and amount of the contractual deposit terms to provide more payment flexibility or obtaining additional funding sources in order to make this payment without impacting our liquidity position.

At an open public meeting on July 6, 2010, the Eureka County Board of Commissioners (“the Commissioners”) signed documents to relinquish a land lease held by the LLC in Eureka County, Nevada (the “County”).  The LLC had planned to develop housing on the lease after receipt of ROD.  The relinquishment made the land available for more rapid housing development by the County.  The LLC had invested approximately $5.0 million in preliminary development costs for the property covered by the relinquished lease.  As a result of the relinquishment, the Company incurred a charge of $5.0 million in 2010, of which $1.0 million is attributable to our noncontrolling interest.  In addition, the County returned a $0.1 million cash deposit to the Company.

NOTE 5 — COMMON STOCK UNITS, COMMON STOCK AND COMMON STOCK WARRANTS

Year ended December 31, 2011

During the year ended December 31, 2011, options representing 133,333 shares and warrants representing 5,183,209 shares were exercised for cash in the amount of $0.4 and $19.1 million, respectively.  We issued 24,547 shares of common stock upon the cashless exercise of warrants, 70,175 shares of common stock pursuant to stock awards, and 53,511 shares of common stock upon the exercise of stock appreciation rights.

Year ended December 31, 2010

During the year ended December 31, 2010 options representing 20,000 shares and warrants representing 812,500 shares were exercised for cash in the amount of $0.1 million and $3.0 million, respectively.  We issued 59,770 shares of common stock upon the cashless exercise of warrants, 24,074 shares of common stock upon the cashless exercise of options and 156,250 shares of common stock pursuant to stock awards.

Year ended December 31, 2009

During the year ended December 31, 2009 options representing 100,000 shares were exercised for cash in the amount of $0.1 million.  We also issued 502,225 shares of common stock pursuant to stock awards.

The following is a summary of common stock warrant activity for each of the three years ended December 31, 2011:

	Number of Shares Under Warrants	Exercise Price
Balance at December 31, 2008	7,455,434	$3.75 to $10.00
Activity for the year ended December 31, 2009	—	—
Balance at December 31, 2009	7,455,434	$3.75 to $10.00
Exercised for cash	(812,500)	3.75
Exercised in cashless exchange	(379,725)	3.75
Balance at December 31, 2010 (1)	6,263,209	$3.66 to $10.00
Exercised for cash	(5,183,209)	3.66 to $3.75
Exercised in cashless exchange	(80,000)	3.75
Balance at December 31, 2011	1,000,000	$5.00
Weighted average exercise price	$5.00

(1)          See discussion below related to repricing of warrants during 2010 resulting in a change in the exercise price from $3.75 to $3.66 and $10.00 to $5.00.

Coghill Capital Management and its affiliates (“Coghill”), a significant stockholder in the Company, provided substantial assistance to the Company with the signing of the Consent and Waiver Agreement and the Extension Agreement with ArcelorMittal.  In recognition of that support, on April 16, 2010, the Company amended and restated warrants issued to Coghill to purchase one million shares of the Company’s common stock issued in connection with the November 2007 private placement and original molybdenum supply agreement with ArcelorMittal to reduce the price of the warrants from $10.00 per share to $5.00 per share.  The incremental cost of the reissued warrants was $0.6 million, which was recorded as expense in 2010.  The warrants remain exercisable once the Company has received financing necessary for the commencement of commercial production at the Mt. Hope Project and will expire one year thereafter.  It will also become exercisable in the event of certain corporate reorganizations.

On December 21, 2010, the Company amended and restated warrants issued to Coghill to purchase 4.3 million shares of the Company’s common stock issued in connection with a February 2006 private placement to reduce the price of the warrants from $3.75 per share to $3.66 per share provided that the warrants were exercised on or before January 3, 2011.  The incremental cost of the reissued warrants was $0.4 million, which was recorded as expense in 2010.  On January 3, 2011, Coghill exercised the warrants for $15.6 million.

All warrants outstanding at December 31, 2011 are exercisable at $5.00 per share once General Moly has received financing necessary for the commencement of commercial production at the Mt. Hope Project and will expire one year thereafter.

Pursuant to our Certificate of Incorporation, we are authorized to issue 200,000,000 shares of $0.001 par value common stock.  All shares have equal voting rights, are non-assessable and have one vote per share.  Voting rights are not cumulative and therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

NOTE 6 — PREFERRED STOCK

Pursuant to our Certificate of Incorporation we are authorized to issue 10,000,000 shares of $0.001 per share par value preferred stock.  The authorized but unissued shares of preferred stock may be issued in designated series from time to time by one or more resolutions adopted by the Board.  The Board has the authority to determine the preferences, limitations and relative rights of each series of preferred stock.  At December 31, 2011, and 2010, no shares of preferred stock were issued or outstanding.  Subject to certain exceptions, if any person becomes the beneficial owner of 20% or more of the Company’s common stock, each right will entitle the holder, other than the acquiring person, to purchase Company common stock or common stock of the acquiring person having a value of twice the exercise price.  In addition, if there is a business combination between the Company and the acquiring person, or in certain other circumstances, each right that is not previously exercised will entitle the owner (other than the acquiring person) to purchase shares of common stock (or an equivalent equity interest) of the acquiring person at one-half the market price of those shares.

NOTE 7 — EQUITY INCENTIVES

In 2006, the Board and shareholders of the Company approved the 2006 Equity Incentive Plan (“2006 Plan”) that replaced the 2003 Equity Incentive Plan (“2003 Plan”).  In May 2010, our shareholders approved an amendment to the 2006 Plan increasing the number of shares that may be issued under the plan by 4,500,000 shares to 9,600,000 shares.  The 2006 Plan authorizes the Board, or a committee of the Board, to issue or transfer up to an aggregate of 9,600,000 shares of common stock, of which 3,390,693 remain available for issuance as of December 31, 2011.  Awards under the 2006 Plan may include incentive stock options, non-statutory stock options, restricted stock units, restricted stock awards, and stock appreciation rights (“SARs”).  At the option of the Board, SARs may be settled with cash, shares, or a combination of cash and shares.  The Company settles the exercise of other stock-based compensation with newly issued common shares.

Stock-based compensation cost is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes option pricing model and is recognized as compensation ratably on a straight-line basis over the requisite vesting/service period.  As of December 31, 2011, there was $3.3 million of total unrecognized compensation cost related to share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.6 years.

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

For the Year Ended December 31:	2011	2010	2009
Expected Life *	3.5 to 5.5 years	3.5 to 5.5 years	3.5 to 5.5 years
Interest Rate+	0.39% to 2.84%	0.67% to 2.58%	0.3% to 1.80%
Volatility **+	86.39% to 95.57%	90.0% to 95.48%	93.02% to 122.93%
Dividend Yields	—	—	—
Weighted Average Fair Value of Stock Options Granted During the Year	$—	$—	$0.95
Weighted Average Fair Value of Stock Appreciation Rights Granted During the Year	$2.25	$3.45	$0.56

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

+The interest rate and volatility used by the Company in calculating stock compensation expense represent the values in effect at the date of grant for all awards.  These values are periodically updated for stock appreciation rights, which may be settled in cash to reflect the current market conditions.

At December 31, 2011, the aggregate intrinsic value of outstanding and exercisable (fully vested) options and SARs was $0.9 million and had a weighted-average remaining contractual term of 3.4 years.  The total intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009 was $0.3 million, nil, and $0.2 million, respectively.  The total intrinsic value of SARs exercised during the year ended December 31, 2011,2010 and 2009 was $0.3 million, nil and nil, respectively.

Restricted Stock Units and Stock Awards

Grants of restricted stock units and stock awards (“Stock Awards”) have been made to Board members, officers, and employees.  Stock Awards have been granted as performance based, earned over a required service period, or to Board members and the Company Secretary without any service requirement.  Time based grants for officers and employees generally vest and stock is received without restriction to the extent of one-third of the granted stock for each year following the date of grant.  Also, time based grants were offered to certain employees in connection with the cash conservation plan and vested over a period of approximately 19 months.  Performance based grants are recognized as compensation based on the probable outcome of achieving the performance condition.  Past compensation for Stock Awards issued to members of the Board of Directors that vested over time were recognized over the vesting period of one to two years.  Stock Awards issued to members of the Board of Directors and the Company Secretary that are fully vested at the time of issue are recognized as compensation upon grant of the award.

The compensation expense recognized by the Company for Stock Awards is based on the closing market price of the Company’s common stock on the date of grant.  For the years ended December 31, 2011, 2010 and 2009 the weighted-average grant-date fair value for Stock Awards was $4.32, $3.99, and $2.26, respectively.

Summary of Equity Incentive Awards

The following table summarizes activity under the Plans during the year ended December 31, 2011:

	Stock Options		SARs		Stock Awards
	Weighted Average Exercise Price	Number of Shares Under Option	Weighted Average Strike Price	Number of Shares Under Option	Weighted Average Grant Price	Number of Shares
Balance at January 1, 2011	$5.38	2,658,323	$3.09	912,461	$4.24	800,392
Awards Granted	—	—	3.28	492,894	4.32	428,073
Awards Exercised or Earned	2.69	(133,333)	1.80	(79,809)	3.63	(576,035)
Awards Forfeited	8.67	(26,667)	4.34	(35,047)	3.55	(36,667)
Awards Expired	11.45	(13,333)	—	—	—	—
Balance at December 31, 2011	$5.46	2,484,990	$3.21	1,290,499	$5.39	615,763

Exercisable at December 31, 2011	$5.40	2,329,990	$1.97	350,284

A summary of the status of the non-vested awards as of December 31, 2011 and changes during the year ended December 31, 2011 is presented below.

	Stock Options		SARs		Stock Awards
	Weighted Average Fair Value	Number of Shares Under Option	Weighted Average Fair Value	Number of Shares Under Option	Weighted Average Fair Value	Number of Shares
Balance at January 1, 2011	$4.40	285,002	$4.09	707,941	$4.24	800,392
Awards Granted	—	—	3.28	492,894	4.32	428,073
Awards Vested or Earned	8.34	(103,335)	1.94	(225,573)	3.63	(576,035)
Awards Forfeited	8.67	(26,667)	4.34	(35,047)	3.55	(36,667)
Balance at December 31, 2011	$6.25	155,000	$3.67	940,215	$5.39	615,763

Compensation Cost Recognized and Capitalized Related to Equity Incentives

Summary of Compensation Cost Recognized and Capitalized related to Equity Incentives for the Year Ended December 31 (in thousands):	2011	2010	2009
Stock Options*	$(49)	$154	$1,389
SARs
Performance based	204	23	—
Vesting over time	574	1,243	470
Forfeitures related to restructuring	—	—	(567)
Stock Awards:
Performance based*	(75)	12	—
Vesting over time	507	821	487
Board of Directors and Secretary	810	509	644
Total	$1,971	$2,762	$2,423
Included in:
Capitalized as Development	258	1,121	950
Expensed	1,713	1,641	1,473
	$1,971	$2,762	$2,423

*                                   The Company recorded significant forfeitures during 2011 related to unvested options of terminated employees and performance-based restricted shares forfeited as a result of the failure to achieve certain associated milestones required for vesting.

Taxes

A portion of the Company’s granted options are intended to qualify as incentive stock options (“ISO”) for income tax purposes.  As such, a tax benefit is not recorded at the time the compensation cost related to the options is recorded for book purposes due to the fact that an ISO does not ordinarily result in a tax benefit unless there is a disqualifying disposition.  Stock option grants of non-qualified options result in the creation of a deferred tax asset, which is a temporary difference, until the time that the option is exercised.  Any excess tax benefits from non-qualified stock option exercises are not recorded until the tax deduction reduces income tax payable.

NOTE 8 — CHANGES IN CONTINGENTLY REDEEMABLE NONCONTROLLING INTEREST AND EQUITY

	Activity for Year Ended
Changes in Contingently Redeemable Noncontrolling Interest (Dollars in thousands)	December 31, 2011	December 31, 2010	December 31, 2009
Total Contingently Redeemable Noncontrolling Interest January 1, 2011, 2010, & 2009, respectively	$98,753	$99,761	$100,000
Less: Net Loss Attributable to Contingently Redeemable Noncontrolling Interest	(680)	(1,008)	(239)
Total Contingently Redeemable Noncontrolling Interest December 31, 2011, 2010, & 2009, respectively	$98,073	$98,753	$99,761

NOTE 9 — INCOME TAXES

At December 31, 2011 and 2010 we had deferred tax assets principally arising from the net operating loss carry-forwards for income tax purposes multiplied by an expected rate of 35%. As management of the Company cannot determine that it is more likely than not that we will realize the benefit of the deferred tax assets, a valuation allowance equal to the net deferred tax asset has been established at December 31, 2011 and 2010. The significant components of the deferred tax asset at December 31, 2011 and 2010 were as follows (in thousands):

	December 31, 2011	December 31, 2010
Operating loss carry forward	$143,412	$110,306
Unamortized exploration expense	11,546	11,572
Fixed asset depreciation	109	(37)
Deductible stock based compensation	3,835	2,275
Other	251	0
Deductible temporary difference	$159,153	$124,116
Taxable temporary difference — Investment in Eureka Moly, LLC	$(64,979)	$(41,917)
Net deductible temporary difference	$94,174	$82,199
Deferred tax asset	$32,961	$28,770
Deferred tax asset valuation allowance	$(32,961)	$(28,770)
Net deferred tax asset	$—	$—

At December 31, 2011 and 2010 we had net operating loss carry-forwards of approximately $143.4 million and $110.3 million, respectively, which expire in the years 2017 through 2031.  The change in the allowance account from December 31, 2010 to December 31, 2011 was $4.2 million and the change between December 31, 2010 and December 31, 2009 was $3.8 million.

As of December 31, 2011 and 2010, the Company had no unrecognized tax benefits.  There was no change in the amount of unrecognized tax benefits as a result of tax positions taken during the year or in prior periods or due to settlements with taxing authorities or lapses of applicable statues of limitations.  The Company is open to federal and state tax audits until the applicable statutes of limitations expire.

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

The Mt. Hope Lease Agreement requires a royalty advance (“Construction Royalty Advance”) of 3% of certain construction capital costs, as defined in the Mt. Hope Lease.  The LLC is obligated to pay a portion of the Construction Royalty Advance each time capital is raised for the Mt. Hope Project based on 3% of the expected capital to be used for those certain construction capital costs defined in the lease.  Through December 31, 2011, we have paid $13.7 million of the total Construction Royalty Advance.  We paid $0.6 million in early 2011 as a result of the exercise of outstanding warrants and another $9.0 million in October 2011.  Based on our Project Capital Estimate we estimate that an additional $9.0 million must be paid on or before October 19, 2012, which amount has been accrued.

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

Deposits on project property, plant and equipment

At December 31, 2011, we have active orders with varying stages of fabrication on milling process equipment comprised of two 230kV primary transformers and substation, a primary crusher, a semi-autogenous mill, two ball mills, and various motors for the mills.  We have suspended fabrication on 16 flotation cells, lime slaking equipment, hydrocyclones, and other smaller milling process equipment with the ability to re-initiate fabrication at any time.  We have completed negotiations with the manufacturer of two multi-hearth molybdenum roasters to terminate its fabrication of this equipment and receive finished goods of the partially completed order.  We plan to re-establish a new purchase order with this manufacturer as financing becomes available and equipment procurement is restarted under then current market terms and conditions.

The following table sets forth the LLC’s cash commitments under mining and milling equipment contracts (collectively, “Purchase Contracts”) at December 31, 2011, excluding the $13.0 million deposit referenced below that would be required before June 30, 2012 on the electric shovels contract (in millions):

Year	As of December 31, 2011
2012	3.7
2013 and thereafter	13.0
Total (1)	$16.7

(1)         Also at December 31, 2011, we have a contract to purchase two electric shovels that is cancellable, has no firm schedule of payments, and includes a $3.4 million deposit that is forfeitable if an additional $13.0 million deposit is not made by June 30, 2012.  The LLC continues to need this equipment for construction phase mine development and post-construction mining, and is committed to either renegotiate the timing and amount of the contractual deposit terms to provide more payment flexibility or obtaining additional funding sources in order to make this payment without impacting our liquidity position.  If the LLC is unable to modify the terms to its satisfaction or obtain additional funding, and retain the equipment delivery commitment, the $3.4 million deposit will be considered impaired and written off on or prior to June 30, 2012.

On February 28, the LLC issued a firm purchase order for 18 haul trucks to Cashman Equipment Company, the Nevada-based dealer for Caterpillar.  The order provides for delivery of those haul trucks required to perform initial mine development, currently scheduled for the second half of 2013.  A non-refundable down-payment of $0.6 million was made at the time of order with an additional $0.6 million due 12 months prior to truck shipment, but the contract is cancellable with no further liability to the LLC up until the time of truck shipment.  An additional 6 haul trucks are not required until after the commencement of commercial production, and will be ordered at a future date.

Obligations under capital and operating leases

We have contractual obligations under capital and operating leases that will require a total of $0.4 million in payments over the next three years.  Assets under capital lease relate to light vehicles leased by the Company for use in operations.  Operating leases consist primarily of rents on office facilities and office equipment.  Our expected payments are $0.3 million, $0.1 million and nil for the years ended December 31, 2012, 2013 and 2014, respectively.  We incurred charges of $0.3 million as of December 31, 2011 in amortization on assets under capital lease.

Creation of Agricultural Sustainability Trust

On August 19, 2010, the LLC entered into an agreement with the Eureka Producers’ Cooperative (the “EPC”) whereby the LLC will fund a $4.0 million Sustainability Trust (the “Trust”) in exchange for the cooperation of the EPC with respect to the LLC’s water rights and permitting of the Mt. Hope Project.  The Trust will be tasked with developing and implementing programs that will serve to enhance the sustainability and well-being of the agricultural economy in the Diamond Valley Hydrographic Basin through reduced water consumption.

The Trust may be funded by the LLC over several years based on the achievement of certain milestones, which are considered probable, and as such $4.0 million has been accrued in the Company’s December, 2011, financial statements and is included in mining properties, land, and water rights.

Permitting Considerations

In the ordinary course of business, mining companies are required to seek governmental permits for expansion of existing operations or for the commencement of new operations. The LLC will be required to obtain a ROD from the BLM authorizing implementation of the Mt. Hope Project POO.  This approval can be obtained only after successful completion of the National Environmental Policy Act process of environmental evaluation, which incorporates substantial public comment.  The LLC will also need to obtain various state and federal permits including water protection, air quality, water rights and reclamation permits.  In addition to requiring permits for the development of the Mt. Hope Project, we will need to obtain and modify various mining and environmental permits during the life of the Mt. Hope Project.  Obtaining, modifying, and renewing the necessary governmental permits is a complex and time-consuming process involving numerous jurisdictions and often involving public hearings and substantial expenditures.  The duration and success of the LLC’s efforts to obtain, modify or renew permits will be contingent upon many variables, some of which are not within the LLC’s control.  Increased costs or delays could occur, depending on the nature of the activity to be permitted and the interpretation of applicable requirements implemented by the permitting authority.  All necessary permits may not be obtained and, if obtained, may not be renewed, or the costs involved in each case may exceed those that we previously estimated.  It is possible that the costs and delays associated with compliance with such standards and regulations could become such that the LLC would not proceed with the development or operation of the Mt. Hope Project.

Water Rights Considerations

In addition to working to complete the EIS, we are working to finalize the transfer of water rights to mining use.  In March 2009 we were granted our water applications in a Ruling by the State Engineer.  However, that Ruling was successfully appealed in April 2010 in Nevada District Court (“NDC”), remanding the matter for another hearing by the State Engineer.

On July 15, 2011, the State Engineer issued a second Ruling granting the Company’s water right applications.  In August 2011, Eureka County and two other parties comprised of three individual water rights holders in Diamond Valley and one in Kobeh Valley, filed Petitions and Amended and Supplemental Petitions (“Petitions”) with the NDC appealing the second Ruling of the State Engineer.  We continue to anticipate a favorable NDC decision, upholding the State Engineer’s second Ruling.  The appeal hearing is set for April 3, 2012 before the NDC.  A decision by the NDC is expected in mid-2012, although the NDC is not required to act under any specified timeline.  The appeal does not prevent the State Engineer from issuing the permits and as such, the State Engineer completed issuance of all permits on December 14, 2011 and certain amended permits on January 4, 2012 subject to the second Ruling.  The water will become available for consumptive use following the State Engineer’s approval of the Company’s Monitoring, Management and Mitigation Plan (“3M Plan”), developed with the input and cooperation of Eureka County. The Company is continuing to work with the State Engineer and Eureka County following our prior submissions, to finalize the 3M Plan and we anticipate the State Engineer will approve the 3M Plan prior to commencement of construction, in the second half of 2012.

Environmental Considerations

Our mineral property holdings in Shoshone County, Idaho include lands contained in mining districts that have been designated as “Superfund” sites pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act.  This “Superfund Site” was established to investigate and remediate primarily the Bunker Hill properties of Smelterville, Idaho, a small portion of Shoshone County where a large smelter was located.  However, because of the extent of environmental impact caused by the historical mining in the mining district, the Superfund Site covers the majority of Shoshone County including our Chicago-London and Little Pine Creek properties as well as many small towns located in Northern Idaho.  We have conducted a property environmental investigation of these properties, which revealed no evidence of material adverse environmental effects at either property.  We are unaware of any pending action or proceeding relating to any regulatory matters that would affect our financial position due to these inactive mining claims in Shoshone County.

NOTE 11 — UNAUDITED SUPPLEMENTARY DATA

The following is a summary of selected quarterly financial information (unaudited):

Year Ended December 31, 2011 (in thousands, except per share amounts)	Q1	Q2	Q3	Q4
Loss from operations	$(4,107)	$(5,982)	$(2,319)	$(2,816)
Other (expense)/income	(49)	(58)	(61)	(61)
Consolidated net loss	(4,156)	(6,040)	(2,380)	(2,877)
Basic and diluted net loss per share	$(0.05)	$(0.06)	$(0.03)	$(0.03)

Year Ended December 31, 2010
Loss from operations	$(2,846)	$(3,165)	$(7,266)	$(3,303)
Other income/(expense)	1	(36)	(60)	(56)
Consolidated net loss	(2,845)	(3,201)	(7,326)	(3,359)
Basic and diluted net loss per share	$(0.04)	$(0.04)	$(0.09)	$(0.05)

NOTE 12 — SUBSEQUENT EVENTS

On February 28, the LLC issued a firm purchase order for 18 haul trucks to Cashman Equipment Company, the Nevada-based dealer for Caterpillar.  The order provides for delivery of those haul trucks required to perform initial mine development, currently scheduled for the second half of 2013.  A non-refundable down-payment of $0.6 million was made at the time of order with an additional $0.6 million due 12 months prior to truck shipment, but the contract is cancellable with no further liability to the LLC up until the time of truck shipment.  An additional 6 haul trucks are not required until after the commencement of commercial production, and will be ordered at a future date.

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

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management conducted its evaluation of the effectiveness of the Company’s internal controls over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.

The effectiveness of the Company’s assessment of internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

ITEM 9B.      OTHER INFORMATION

2011 Executive Incentive Payments

On February 16, 2012, the compensation committee of the Board and the Board approved the following incentive compensation for 2011 to our named executive officers as indicated below.

Executive	Title	Incentive Payment
Bruce D. Hansen	Chief Executive Officer	$212,098
David A. Chaput	Chief Financial Officer	$91,277
Robert I. Pennington	Chief Operating Officer	$83,541
Lee M. Shumway	Controller and Treasurer	$65,093
R. Scott Roswell	Corporate Counsel — VP Human Resources	$74,991

In addition, the Board authorized the following incentive compensation for our named executive officers to be vested and payable upon achievement of ROD.

Executive	Incentive Payment
Bruce D. Hansen	$106,652
David A. Chaput	$45,898
Robert I. Pennington	$42,009
Lee M. Shumway	$32,732
R. Scott Roswell	$37,709

PART III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding directors and executive officers of registrant is presented under the heading “Directors and Executive Officers” in our definitive proxy statement for use in connection with the 2012 Annual Meeting of Stockholders (“2011 Proxy Statement”) to be filed within 120 days after our fiscal year ended December 31, 2011, and is incorporated herein by this reference thereto.

Information regarding Section 16(a) beneficial ownership reporting compliance report is presented under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2011 Proxy Statement, and is incorporated herein by this reference thereto.  Information regarding our code of ethics is presented under the heading “Code of Business Conduct and Ethics” in our 2011 Proxy Statement, and is incorporated herein by reference thereto.  Information regarding our Audit Committee, Finance Committee and our Nominating Committee is presented under the heading “The Board of Directors, Board Committees and Director Independence” in our 2012 Proxy Statement, and is incorporated herein by reference thereto.

ITEM 11.        EXECUTIVE COMPENSATION

Information regarding executive compensation is presented under the heading “Executive Compensation” in our 2012 Proxy Statement, and is incorporated herein by this reference thereto.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding certain information with respect to our equity compensation plans as of December 31, 2011 is set forth under the heading “Equity Compensation Plan Information” in our 2012 Proxy Statement, and is incorporated herein by this reference thereto.

Information regarding security ownership of certain beneficial owners and management is set forth under the heading “Voting Securities and Principal Holders” in our 2012 Proxy Statement, and is incorporated herein by this reference thereto.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions is presented under the heading “Certain Relationships and Related Transactions” in our 2012 Proxy Statement, and is incorporated herein by this reference thereto.

ITEM 14.        PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding principal accounting fees and services is presented under the headings “Audit Fees”, “Audit-Related Fees”, “Tax Fees”, and “All Other Fees” in our 2012 Proxy Statement, and is incorporated herein by this reference thereto.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)                                 Financial Statements

See the Index to Consolidated Financial Statements included on page 50 for a list of the financial statements included in this Form 10-K.

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

10.4†	Option to Lease, dated November 12, 2004, between the Company and Mount Hope Mines, Inc. (Filed as Exhibit 10.1 to our Annual Report on Form 10-KSB filed on April 6, 2005.)
10.5†	Stock Purchase Agreement, dated December 11, 2006, between the Company and Equatorial Mining Limited (Filed as Exhibit 10.17 to our Annual Report on Form 10-KSB filed on April 3, 2007.)
10.6†	Securities Purchase Agreement, dated as of November 19, 2007, between the Company and ArcelorMittal S.A. (Filed as Exhibit 10.6 to our Annual Report on Form 10-KSB filed on March 21, 2008.)
10.7†	Consent and Waiver Agreement, dated April 16, 2010, by and between the Company and ArcelorMittal S.A. (Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on April 19, 2010.)
10.8†+	Amended and Restated Employment Agreement, dated December 30, 2011, between the Company and Bruce D. Hansen (Filed herewith.)
10.9†+	Amended and Restated Employment Agreement, dated December 30, 2011, between the Company and David Chaput (Filed herewith.)
10.10†+	Form of Indemnification Agreement (Filed as Exhibit 10.18 to our Current Report on Form 8-K filed on October 5, 2007.)
10.11†+	General Release and Settlement Agreement between the Company and Robert L. Russell entered into on October 1, 2007 (Filed as Exhibit 10.10 to our Annual Report on Form 10-KSB filed on March 21, 2008.)
10.12†+	Consulting and Advisory Agreement between the Company and Robert L. Russell entered into on October 1, 2007 (Filed as Exhibit 10.11 to our Annual Report on Form 10-KSB filed on March 21, 2008.)
10.13†+	Letter Agreement dated December 16, 2008, between the Company and Robert L. Russell (Filed as Exhibit 10.14 to our Annual Report on Form 10-K filed on February 27, 2009.)

Exhibit Number	Description
10.14†+	2003 Stock Option Plan of the Company (Filed as Exhibit 4.1 to our General Form for Registration of Securities of Small Business Issuers on Form 10-SB/A filed on May 14, 2004)
10.15†+

Form of Stock Option Agreement under 2003 Stock Option Plan of the Company (Filed as Exhibit 4.2 to our General Form for Registration of Securities of Small Business Issuers on Form 10-SB/A filed on May 14, 2004)

10.16†+	First Amendment to 2003 Stock Option Plan of the Company, dated effective as of January 1, 2009 (Filed as Exhibit 10.17 to our Annual Report on Form 10-K filed on February 27, 2009.)
10.17†+	General Moly, Inc. 2006 Equity Incentive Plan, as Amended and Restated (Filed as Exhibit 10.1 to our Registration Statement on Form S-8 filed on May 21, 2010.)
10.18†+	Form of Stock Option Grant Notice and Agreement under 2006 Equity Incentive Plan of the Company (Filed as Exhibit 10.13 to our Annual Report on Form 10-KSB filed on April 3, 2007.)
10.19†+	Form of Restricted Stock Agreement under 2006 Equity Incentive Plan of the Company (Filed as Exhibit 10.14 to our Annual Report on Form 10-KSB filed on April 3, 2007.)
10.20†+	Form of Non-Employee Option Award Agreement (Filed as Exhibit 99.1 to our Registration Statement on Form S-8 filed on January 12, 2007.)
10.21†+	Form of Employee Stock Option Agreement (Filed as Exhibit 99.2 to our Registration Statement on Form S-8 filed on January 12, 2007.)
10.22†+	Form of Stock Appreciation Right Grant Notice and Agreement under the Company’s 2006 Equity Incentive Plan (Filed as Exhibit 10.3 to our Current Report on Form 8-K filed on March 5, 2009.)
10.23†+	Form of Restricted Stock Unit Agreement under 2006 Equity Incentive Plan of the Company (Filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q Filed on October 29, 2010.)
10.24†*	Molybdenum Supply Agreement between General Moly and ArcelorMittal Purchasing SAS, dated as of December 28, 2007 (Filed as Exhibit 10.19 to our Annual Report on Form 10-KSB filed on March 31, 2008.)
10.25†*

Extension Molybdenum Supply Agreement, dated as of April 16, 2010, by and between the Company and ArcelorMittal S.A. (Filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on July 30, 2010.)

10.26†

Contribution Agreement between Nevada Moly, LLC, a wholly-owned subsidiary of the Company (“Nevada Moly”), Eureka Moly, LLC, and POS-Minerals Corporation (Filed as Exhibit 10.20 to our Quarterly Report on Form 10-Q filed on May 7, 2008.)

10.27†	Amended and Restated Limited Liability Company Agreement of Eureka Moly, LLC (Filed as Exhibit 10.20 to our Quarterly Report on Form 10-Q filed on May 7, 2008.)
10.28†

Amendment No. 1 to Limited Liability Company Agreement of Eureka Moly, LLC, dated as of October 28, 2008, between Nevada Moly, LLC and POS-Minerals Corporation (Filed as Exhibit 10.27 to our Annual Report on Form 10-K filed on February 27, 2009.)

10.29†

Amendment No. 2 to Limited Liability Company Agreement of Eureka Moly, LLC, dated as of January 20, 2010, between Nevada Moly, LLC and POS-Minerals Corporation (Filed as Exhibit 10.3 to our Current Report on Form 8-K filed on January 25, 2010.)

10.30†	Third Installment Election, dated as of March 3, 2010, between Nevada Moly, LLC and POS-Minerals Corporation (filed as Exhibit 10.4 to our Current Report on Form 8-K filed on March 5, 2010.)
10.31†

Guarantee and Indemnity Agreement, dated February 26, 2008, by POSCO Canada Ltd., in favor of Nevada Moly, LLC and the Company (Filed as Exhibit 10.20 to our Quarterly Report on Form 10-Q filed on May 7, 2008.)

10.32†*	Molybdenum Supply Agreement between the Company and SeAH Besteel Corporation, dated as of May 14, 2008 (Filed as Exhibit 10.25 to our Quarterly Report on Form 10-Q filed on August 4, 2008.)
10.33†*	Molybdenum Supply Agreement between the Company and Sojitz Corporation, dated as of August 8, 2008 (Filed as Exhibit 10.26 to our Quarterly Report on Form 10-Q filed on November 3, 2008.)
10.34†+	Employment Agreement, dated as of October 5, 2007, between the Company and Robert I. Pennington (Filed as Exhibit 10.33 to our Annual Report on Form 10-K filed on February 27, 2009.)
10.35†+

First Amendment to Employment Agreement, dated effective as of January 1, 2009, between the Company and Robert I. Pennington (Filed as Exhibit 10.34 to our Annual Report on Form 10-K filed on February 27, 2009.)

10.36†+	Change of Control Severance Agreement, dated effective as of January 1, 2012, between the Company and Robert Pennington (Filed herewith.)
10. 37†+	Form of Stay Bonus Agreement for Bruce D. Hansen, David A. Chaput, Robert I. Pennington (Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on May 12, 2009.)
10.38†+	Stay Bonus Agreement for Lee M. Shumway (Filed as Exhibit 10.48 to our Annual Report on Form 10-K filed on March 5, 2010.)

Exhibit Number	Description
10.39†+	Employment Agreement, dated November 6, 2007, between the Company and Lee M. Shumway (Filed as Exhibit 10.49 to our Annual Report on Form 10-K filed on March 5, 2010.)
10.40†+	Change of Control Severance Agreement, dated effective as of January 1, 2012, between the Company and Lee M. Shumway (Filed herewith.)
10.41†	Securities Purchase Agreement between the Company and Hanlong (USA) Mining Investment, Inc. dated March 4, 2010 (Filed as Annex B to our Definitive Proxy Statement filed on April 6, 2010.)
10.42†

Amendment No. 1 to Securities Purchase Agreement dated July 30, 2010, between General Moly, Inc. and Hanlong (USA) Mining Investment, Inc. (Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on October 29, 2010.)

10.43†

Amendment No. 2 to Securities Purchase Agreement dated October 26, 2010, between General Moly, Inc. and Hanlong (USA) Mining Investment, Inc. (Filed as Exhibit 10.3 to our Registration Statement on Form S-3 filed on November 23, 2010.)

10.44†

Amendment No. 3 to Securities Purchase Agreement dated December 20, 2010, between General Moly, Inc. and Hanlong (USA) Mining Investment, Inc. (Filed as Exhibit 7(e) to Hanlong (USA) Mining Investment, Inc.’s Schedule 13D filed on December 30, 2010.)

10.45†

Amendment No. 4 to Securities Purchase Agreement dated July 7, 2011, between General Moly, Inc. and Hanlong (USA) Mining Investment, Inc. (Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on July 13, 2011.)

10.46	Option Agreement with respect to Securities Purchase Agreement dated January 9, 2012, between General Moly, Inc. and Hanlong (USA) Mining Investment, Inc. (Filed herewith.)
10.47†

Stockholder Agreement dated December 20, 2010, between General Moly, Inc. and Hanlong (USA) Mining Investment, Inc. (Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on December 21, 2010.)

10.48†	Bridge Loan Agreement dated March 4, 2010 between General Moly, Inc. and Hanlong (USA) Mining Investment, Inc. (Filed as Annex C to our Definitive Proxy Statement filed on April 6, 2010.)
10.49†

Amendment No. 1 to Bridge Loan Agreement dated July 30, 2010, between General Moly, Inc. and Hanlong (USA) Mining Investment, Inc. (Filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on October 29, 2010.)

10.50†

Amendment No. 2 to Bridge Loan Agreement dated July 7, 2011, between General Moly, Inc. and Hanlong (USA) Mining Investment, Inc. (Filed as Exhibit 10.2 to our Current Report on Form 8-K filed on July 13, 2011.)

10.51	Option Agreement with respect to Bridge Loan Agreement dated January 9, 2012, between General Moly, Inc. and Hanlong (USA) Mining Investment, Inc. (Filed herewith.)
10.52†	Pledge Agreement between Nevada Moly, LLC and Hanlong (USA) Mining Investment, Inc. dated March 4, 2010 (Filed as Annex D to our Definitive Proxy Statement filed on April 6, 2010.)
10.53†*

Molybdenum Supply Agreement dated March 4, 2010, between General Moly, Inc, Nevada Moly, LLC, China Han Long Mining Development Limited and Hanlong (USA) Mining Investment, Inc. (Filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on May 6, 2010.)

10.54†	Common Stock Purchase Warrant dated April 16, 2010, issued to CCM Qualified Master Fund, Ltd. (Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on April 19, 2010.)
10.55†	Common Stock Purchase Warrant dated April 16, 2010, issued to Coghill Capital Management, LLC. (Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on April 19, 2010.)
10.56†

Agreement to Reprice and Exercise Warrants between the Company and CCM Master Qualified Fund, Ltd. Dated December 21, 2010 (Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on January 5, 2011.)

10.57†

Agreement to Reprice and Exercise Warrants between the Company and CCM Special Holdings Fund, LP. Dated December 21, 2010 (Filed as Exhibit 10.2 to our Current Report on Form 8-K filed on January 5, 2011.)

10.58†	Cooperation Agreement dated August 10, 2010, between Eureka Moly, LLC and the Eureka Producers Cooperative (Filed as Exhibit 10.1 to our Current Report on Form 8-K/A filed on August 26, 2010.)
10.59†	Employment Offer Letter dated August 17, 2010, between General Moly, Inc. and Robert Scott Roswell (Filed as Exhibit 10.60 to our Annual Report on Form 10-K filed on March 2, 2011.)
10.60†+	Change of Control Severance Agreement dated January 1, 2012, between General Moly, Inc. and Robert Scott Roswell (Filed herewith.)
10.61+	Separation and Release Agreement dated March 24, 2011, between General Moly, Inc. and Gregory McClain (Filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on May 2, 2011.)
10.62†+	General Release in Full of All Claims dated March 24, 2011, between General Moly, Inc. and Gregory McClain (Filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on May 2, 2011.)
10.63†+	Form of Restricted Stock Unit Agreement for the Company’s 2006 Equity Incentive Plan (performance-based vesting) (Filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on May 2, 2011.)

Exhibit Number	Description
10.64†+	Form of Restricted Stock Unit Agreement for the Company’s 2006 Equity Incentive Plan (tome-based vesting) (Filed as Exhibit 10.7 to our Quarterly Report on Form 10-Q filed on May 2, 2011.)
10.65†+	Form of Stock Appreciation Rights Grant Notice for the Company’s 2006 Equity Incentive Plan (Filed as Exhibit 10.8 to our Quarterly Report on Form 10-Q filed on May 2, 2011.)
14.1†	Code of Conduct and Ethics of Idaho General Mines, Inc. adopted June 30, 2006 (Filed as Exhibit 14.1 to our Current Report on Form 8-K filed on July 7, 2006.)
21.1	Subsidiaries of General Moly, Inc. (Filed herewith)
23.1	Consent of PricewaterhouseCoopers LLP (Filed herewith)
31.1	Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a) (Filed herewith)
31.2	Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a) (Filed herewith)
32.1	Certification of CEO pursuant to Section 1350 (Furnished herewith)
32.2	Certification of CFO pursuant to Section 1350 (Furnished herewith)
101

The following XBRL (Extensible Business Reporting Language) materials are filed herewith: (i) XBRL Instance; (ii) XBRL Taxonomy Extension Schema; (iii) XBRL Taxonomy Extension Calculation; (iv) Taxonomy Extension Labels, (v) XBRL Taxonomy Extension Presentation, and (vi) XBRL Taxonomy Extension Definition. In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, and otherwise not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by the specific reference in such filing.

†                 Previously filed as indicated and incorporated herein by reference.

+                 Management contract.

*                 Confidential treatment has been granted for certain portions of this exhibit, and such confidential portions have been separately filed with the Securities Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Lakewood, Colorado on March 1, 2012.

GENERAL MOLY, INC.

By:	/s/ Bruce D. Hansen
Name:	Bruce D. Hansen
Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Exchange Act, this report has been signed below on March 1, 2012, by the following persons, on behalf of the Registrant, and in the capacities indicated.

/s/ Bruce D. Hansen	Chief Executive Officer and Director
Bruce D. Hansen	(Principal Executive Officer)

/s/ David A. Chaput	Chief Financial Officer
David A. Chaput	(Principal Financial Officer)

/s/ Lee M. Shumway	Controller and Treasurer
Lee M. Shumway	(Principal Accounting Officer)

/s/ Patrick M. James	Chairman of the Board
Patrick M. James

/s/ Ricardo M. Campoy	Director
Ricardo M. Campoy

/s/ Mark A. Lettes	Director
Mark A. Lettes

/s/ Gary A. Loving	Director
Gary A. Loving

/s/ R. David Russell	Director
R. David Russell

/s/ Richard F. Nanna	Director
Richard F. Nanna

/s/ Gregory P. Raih	Director
Gregory P. Raih

/s/ Andrew G. Sharkey	Director
Andrew G. Sharkey

/s/ Nelson F. Chen	Director
Nelson F. Chen