Form 10-Q
period 2012-03-31
General Moly, Inc
filed 2012-05-02
CIK 1275229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of shares outstanding of issuer’s common stock as of April 30, 2012, was 91,220,944.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GENERAL MOLY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	March 31, 2012 (Unaudited)	December 31, 2011
ASSETS:
CURRENT ASSETS
Cash and cash equivalents	$35,103	$40,709
Deposits, prepaid expenses and other current assets	109	105
Total Current Assets	35,212	40,814
Mining properties, land and water rights — Note 4	147,188	143,732
Deposits on project property, plant and equipment	67,104	66,474
Restricted cash held for electricity transmission	12,005	12,005
Restricted cash held for reclamation bonds	1,133	1,133
Non-mining property and equipment, net	767	819
Capitalized debt issuance costs	5,202	3,136
Other assets	2,994	2,994
TOTAL ASSETS	$271,605	$271,107
LIABILITIES, CONTINGENTLY REDEEMABLE NONCONTROLLING INTEREST AND EQUITY:
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$4,652	$4,568
Accrued advance royalties	8,950	8,950
Accrued payments to Agricultural Sustainability Trust	2,000	2,000
Current portion of long term debt	10,640	10,596
Total Current Liabilities	26,242	26,114
Provision for post closure reclamation and remediation costs	583	587
Deferred gain	1,150	1,150
Accrued payments to Agricultural Sustainability Trust and Hanlong	4,000	2,000
Long term debt, net of current portion	113	131
Total Liabilities	32,088	29,982

COMMITMENTS AND CONTINGENCIES — Note 10
CONTINGENTLY REDEEMABLE NONCONTROLLING INTEREST	98,073	98,073

EQUITY
Common stock, $0.001 par value; 200,000,000 shares authorized, 91,220,944 and 90,818,248 shares issued and outstanding, respectively	92	91
Additional paid-in capital	257,442	255,894
Accumulated deficit before exploration stage	(213)	(213)
Accumulated deficit during exploration and development stage	(115,877)	(112,720)
Total Equity	141,444	143,052
TOTAL LIABILITIES, CONTINGENTLY REDEEMABLE NONCONTROLLING INTEREST AND EQUITY	$271,605	$271,107

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOLY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited — In thousands, except per share amounts)

			January 1, 2002
	Three Months Ended		(Inception of
	March 31, 2012	March 31, 2011	Exploration Stage) to March 31, 2012

REVENUES	$—	$—	$—
OPERATING EXPENSES:
Exploration and evaluation	168	169	39,869
Write downs of development and deposits	—	—	8,819
General and administrative expense	2,925	3,938	72,700
TOTAL OPERATING EXPENSES	3,093	4,107	121,388
LOSS FROM OPERATIONS	(3,093)	(4,107)	(121,388)
OTHER INCOME / (EXPENSE)
Interest and dividend income	—	11	4,062
Interest expense	(64)	(60)	(478)
TOTAL OTHER INCOME / (EXPENSE), NET	(64)	(49)	3,584
LOSS BEFORE INCOME TAXES	(3,157)	(4,156)	(117,804)
Income Taxes	—	—	—
CONSOLIDATED NET LOSS	$(3,157)	$(4,156)	$(117,804)
Less: Net loss attributable to contingently redeemable noncontrolling interest	—	—	1,927
NET LOSS ATTRIBUTABLE TO GENERAL MOLY, INC.	$(3,157)	$(4,156)	$(115,877)
Basic and diluted net loss attributable to General Moly per share of common stock	$(0.03)	$(0.05)
Weighted average number of shares outstanding — basic and diluted	91,175	90,372

COMPREHENSIVE LOSS	$(3,157)	$(4,156)	$(117,804)

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOLY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited — In thousands)

			January 1, 2002 (Inception of
	Three Months Ended		Exploration Stage) to
	March 31, 2012	March 31, 2011	March 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(3,157)	$(4,156)	$(117,804)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	107	91	1,751
Interest expense	64	60	478
Equity compensation for employees and directors	810	1,039	17,622
(Increase) decrease in deposits, prepaid expenses and other	(4)	62	(17)
Increase (decrease) in accounts payable and accrued liabilities	18	(3,292)	(7,285)
(Decrease) increase in post closure reclamation and remediation costs	(4)	(12)	374
Services and expenses paid with common stock	—	—	1,990
Repricing of warrants	—	—	965
Write downs of development and deposits	—	—	8,819
(Increase) in restricted cash held for electricity transmission	—	—	(12,005)
Net cash used by operating activities	(2,166)	(6,208)	(105,112)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase and development of mining properties, land and water rights	(3,330)	(2,272)	(124,152)
Deposits on property, plant and equipment	(630)	(6)	(68,537)
Proceeds from option to purchase agreement	—	285	1,150
Purchase of securities	—	—	(137)
(Increase) in restricted cash held for reclamation bonds	—	—	(642)
Cash provided by sale of marketable securities	—	—	246
Net cash used by investing activities	(3,960)	(1,993)	(192,072)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock, net of issuance costs	558	19,337	228,277
Net (decrease) increase in leased assets	(38)	(50)	94
(Increase) in capitalized debt issuance costs	—	(431)	(3,136)
Proceeds from debt	—	—	10,000
Cash proceeds from POS-Minerals Corporation	—	—	100,000
Cash paid to POS-Minerals Corporation for purchase price adjustment	—	—	(2,994)
Net cash provided by financing activities	520	18,856	332,241
Net (decrease) increase in cash and cash equivalents	(5,606)	10,655	35,057
Cash and cash equivalents, beginning of period	40,709	53,571	46
Cash and cash equivalents, end of period	$35,103	$64,226	$35,103
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Equity compensation capitalized as development	$181	$(34)	$6,639
Restricted cash held for reclamation bond acquired in an acquisition	—	—	491
Post closure reclamation and remediation costs and accounts payable assumed in an acquisition	—	—	263
Common stock and warrants issued for property and equipment	—	—	1,586
Accrued portion of capitalized debt issuance costs	2,066	—	2,066
Accrued portion of advance royalties	—	—	8,950
Accrued portion of payments to the Agricultural Sustainability Trust	—	—	4,000

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

We were in the exploration stage from January 1, 2002 until October 4, 2007, when our Board of Directors (“Board”) approved the development of the Mt. Hope molybdenum property (“Mt. Hope Project”) in Eureka County, Nevada.  The Company is now in the development stage and is currently proceeding with the development of the Mt. Hope Project.  We are also conducting exploration and evaluation activities on our Liberty molybdenum property (“Liberty Project”) in Nye County, Nevada.

The Mt. Hope Project.  From October 2005 to January 2008, we owned the rights to 100% of the Mt. Hope Project.  Effective as of January 1, 2008, we contributed all of our interest in the assets related to the Mt. Hope Project, including our lease of the Mt. Hope Project with Mt. Hope Mines, Inc. (“MHMI”) into a newly formed entity, Eureka Moly, LLC, a Delaware limited liability company (“LLC”), and in February 2008 (“Closing Date”) entered into an agreement (“LLC Agreement”) for the development and operation of the Mt. Hope Project with POS-Minerals Corporation (“POS-Minerals”) an affiliate of POSCO, a large Korean steel company.  Under the LLC Agreement, POS-Minerals owns a 20% interest in the LLC and General Moly, through a wholly-owned subsidiary, owns an 80% interest.  The ownership interests and/or required contributions under the LLC Agreement can change as discussed below.

Pursuant to the terms of the LLC Agreement, POS-Minerals made its first and second cash contributions to the LLC totaling $100.0 million during the year ended December 31, 2008 (“Initial Contributions”).  Additional amounts will be due from POS-Minerals within 15 days after the date (“ROD Contribution Date”) that specified conditions (“ROD Contribution Conditions”) have been satisfied.  The ROD Contribution Conditions are (i) the receipt of major operating permits for the Mt. Hope Project, (ii) confirmation that the Record of Decision (“ROD”) from the United States Bureau of Land Management (“BLM”) for the Mt. Hope Project has become effective and (iii) any administrative or judicial appeals with respect thereto are final.  Based on a larger volume of comments than expected during the Draft Environmental Impact Statement (“DEIS”) public comment period, we are currently targeting the effective date of the ROD and the satisfaction of the other ROD Contribution Conditions to occur in the second half of this year.  However, circumstances beyond our control, including reviewing agency delays or requests for additional information or studies, and requests for review or appeals of the BLM decision, could cause the effectiveness of the ROD and/or the satisfaction of the other ROD Contribution Conditions to be delayed.  Once the ROD is effective and financing is in place, we expect that production will begin approximately 20 months following initiation of project construction.

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

In addition, as commercial production, as defined in the LLC Agreement at the Mt. Hope Project was not achieved by December 31, 2011, the LLC may be required to return to POS-Minerals $36.0 million of its contributions to the LLC, with no corresponding reduction in POS-Minerals’ ownership percentage.  Based on our current plan and assuming POS-Minerals has made its additional $56.0 million contribution within 15 days after the

ROD Contribution Date, a payment to POS-Minerals of $36.0 million will be due 20 days after the commencement of commercial production.  We currently anticipate such payment being made during 2014.  If POS-Minerals does not make its additional $56.0 million contribution when due, no return of contributions is required by us.  Our wholly-owned subsidiary and 80% owner of the LLC, Nevada Moly, LLC (“Nevada Moly”), is obligated under the terms of the LLC Agreement to make capital contributions to fund the return of contributions to POS-Minerals, if required.  If Nevada Moly does not make these capital contributions, POS-Minerals has an election to either make a secured loan to the LLC to fund the return of contributions, or receive an additional interest in the LLC of approximately 5%.  In the latter case, our interest in the LLC is subject to dilution by a percentage equal to the ratio of 1.5 times the amount of the unpaid contributions over the aggregate amount of deemed capital contributions (as determined under the LLC Agreement) of both parties to the LLC (“Dilution Formula”).  At March 31, 2012, the aggregate amount of deemed capital contributions of both parties was $880.0 million.

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

The Initial Contributions of $100.0 million that were made by POS-Minerals during 2008 were expended by the second quarter of 2009 in accordance with the program and budget requirements of the Mt. Hope Project.  Nevada Moly is required, pursuant to the terms of the LLC Agreement, to advance funds required to pay costs for the development of the Mt. Hope Project that exceed the Initial Contributions until the ROD Contribution Date, at which point the contributions described above to be made by POS-Minerals will be applied to reimburse us for POS-Minerals’ share of such development costs.  All costs incurred after the ROD Contribution Date will be allocated and funded pro rata based on each party’s ownership interest.  POS-Minerals’ share of such development costs amounted to approximately $38.6 million as of March 31, 2012.  The interest of a party in the LLC that does not make its pro rata capital contributions to fund costs incurred after the ROD Contribution Date is subject to dilution based on the Dilution Formula.

NOTE 2 — LIQUIDITY AND CAPITAL REQUIREMENTS AND RESTRUCTURING

Our consolidated cash balance at March 31, 2012, was $35.1 million compared to $40.7 million at December 31, 2011.  The cash needs for the development of the Mt. Hope Project require that we and/or the LLC finalize the financing described below in addition to the capital contributions to be received from POS-Minerals.

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

Agreements with Hanlong (USA) Mining Investment Inc.

We have signed a series of agreements (the “Hanlong Transaction”) with Hanlong (USA) Mining Investment, Inc. (“Hanlong”), an affiliate of Sichuan Hanlong Group Limited, a large privately held Chinese company.  The agreements described below form the basis of a $745 million transaction that is intended to provide the Company with adequate capital to develop the Mt. Hope Project.  The agreements include:  (a) a Securities Purchase Agreement that provides for the sale to Hanlong of shares of our common stock in two tranches that will aggregate 25% of our outstanding stock on a fully diluted basis for $80 million ($40 million per tranche), conditioned upon us receiving permits for Mt. Hope and Hanlong’s use of commercially reasonable efforts to procure a $665 million loan from a Prime Chinese Bank for our use in constructing Mt. Hope; (b) a Bridge Loan whereby Hanlong will provide up to $20 million to the Company to preserve liquidity until permits are received; (c) a Stockholder Agreement that provides Hanlong representation on our Board of Directors and the LLC management committee, governs how Hanlong will vote its shares of the Company and limits Hanlong’s ability to purchase or dispose of our securities; and (d) a long-term molybdenum supply off-take agreement, which requires

Hanlong to purchase the Company’s entire share of the Mt. Hope molybdenum production above that necessary for the Company to meet its existing supply commitments until the expiration of those commitments.

The Securities Purchase Agreement (“Purchase Agreement”)

Stock Purchase.  The Purchase Agreement provides, subject to its terms and conditions, for the purchase by Hanlong of $80.0 million of our common stock, or approximately 27.6 million shares, which will equal 25% of our outstanding common stock on a fully-diluted basis.

The Purchase Agreement has been amended four times including:  (1) a July 30, 2010 amendment extending the deadline for obtaining Chinese government approvals by two months to October 13, 2010, as well as extending the Company’s deadline for publishing its DEIS and receiving its ROD to February 28, 2011, and November 30, 2011, respectively.  Hanlong has received Chinese government approvals for its equity investment in us and our DEIS has been published; (2) an October 26, 2010 amendment setting the closing of Hanlong’s purchase of the first $40.0 million tranche of equity for December 20, 2010 and eliminating the condition that required us to have our DEIS published prior to closing this funding; (3) a December 20, 2010 amendment that made certain non-substantive changes in connection with the closing of the first tranche of Hanlong’s equity investment (“Tranche 1”); and (4) a July 7, 2011 amendment that eliminated the deadline for publication of the DEIS, extended the ROD deadline from November 30, 2011 to the earlier of nine months following DEIS publication or September 30, 2012, extended Hanlong’s commitment to make available the Term Loan from two months following the ROD to nine months following the ROD, and extended the maturity date of the Bridge Loan to the earlier of (i) 270 days after the issuance of the ROD, (ii) the date on which the Purchase Agreement terminates, and (iii) the earlier of December 31, 2012 and the availability of the Term Loan.

The ROD deadline is extendable by up to three months from the ROD deadline date of September 2, 2012 to December 2, 2012, as discussed below.  The Purchase Agreement may be terminated by either party (provided the terminating party is not in default) if the closing of the second tranche (“Tranche 2”) has not occurred on or before the earlier of September 30, 2012 (unless the parties have agreed to the ROD Condition Extension, in which case thedate shall be December 31, 2012) or twelve months after the issuance of the ROD.

As discussed above, the second equity tranche will be for a purchase price of an additional $40.0 million.  Significant conditions to the closing of Tranche 2 include issuance of the ROD for the Mt. Hope Project by the BLM, approval of the plan of operations for the Mt. Hope Project (the “POO”) by the BLM, and the completion of documentation for and satisfaction of conditions precedent for the availability of funding under the Term Loan, described below.

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

Break Fees.  A break fee is payable by both the Company and Hanlong if the Purchase Agreement terminates because of the failure of certain conditions.  A break fee of $10.0 million is payable to the Company if the Purchase Agreement is terminated because Hanlong fails to obtain necessary Chinese government approvals, which may be offset against any balances owed by the Company under the Bridge Loan.  A break fee of $5.0 million is payable to Hanlong if the ROD is not timely received or the condition waived and the Purchase Agreement is terminated.  The Company’s break fee may be increased by $5.0 million if the Purchase Agreement is terminated and the Company has violated the “no-shop” provisions of the Purchase Agreement.  The break fees may also be increased by up to $2.0 million, in addition to the payment of $2.0 million by the Company, if the Company requests and Hanlong grants an extension concerning the ROD deadline (the “ROD Extension Fee”).  Any such fee would be credited against the arrangement fee described below.  As the achievement of ROD by the September 2, 2012 deadline is now less than probable, a $2.0 million Rod Extension Fee has been accrued as of March 31, 2012, and is included in capitalized debt issuance costs.  The break fee payable by the Company to Hanlong may be paid in cash, or, in certain circumstances, in shares of our common stock at our option.  If paid in shares, the price would be the volume weighted average of our common stock on the NYSE Amex for the five days ending six days after the announcement of the termination.  On January 9, 2012, the Company and Hanlong executed an Option Agreement concerning the payment date for the ROD Extension Fee under the Purchase Agreement, for no consideration.  The option must be exercised on or before December 31, 2012.  If the option is exercised, the parties will amend the Purchase Agreement to extend payment of the ROD Extension Fee from December 2012 until April 30, 2013.

Chinese Bank Term Loan.  Hanlong is obligated to use commercially reasonable efforts to procure a Term Loan in an amount of at least $665.0 million.  The Term Loan will bear interest at a rate tied to the London Interbank Offered Rate (“LIBOR”) plus a spread of between 2% and 4% per annum.  The Purchase Agreement provides that the Term Loan will have customary covenants and conditions; however, the terms of the Term Loan have not yet been negotiated with the lender and we have no assurance as to the final terms of the Term Loan.  On February 16, 2012, the Company announced China Development Bank (“CDB”) had confirmed the basic terms underlying a proposed $665 million term loan to finance the Mt. Hope project, including a CDB intention to lend $399 million and arrange a consortium of Chinese and international banks to fund the balance.  The Term Loan is anticipated to carry a maturity of 12 years including a 30 month grace period to allow for the construction of the Mt. Hope Project.  The interest rate will remain subject to market conditions and Chinese government policy.  The Company and Hanlong are continuing to work with CDB with a target of having the Term Loan completed, approved and available to the Company upon receipt of Mt. Hope’s operating permits.  Hanlong or an affiliate is obligated to guarantee the Term Loan.  When funds can be drawn by the Company under the Term Loan, the Company will pay a $15.0 million arrangement fee to Hanlong who will pay fees and expenses associated with the Term Loan before the Term Loan Closing, including those charged by the Chinese bank.

Bridge Loan

Hanlong agreed to provide a $20.0 million Bridge Loan to the Company, available in two equal $10.0 million tranches.  On April 28, 2010, we drew down the first $10.0 million tranche.  The second tranche became available after receiving stockholder approval of the Hanlong Transaction.  The first tranche of the Bridge Loan bears interest at LIBOR plus 2% per annum.  The second tranche of the Bridge Loan will bear interest at 10% per annum and is undrawn.  The Bridge Loan will be repaid from the proceeds of the Term Loan.  The second tranche may also be repaid at the Company’s election, in shares of the Company’s common stock.  If paid in shares, the price would be the volume weighted average of the Company’s shares on the NYSE Amex for a five-day period after public announcement of the event that required repayment.  The Company may offset its right to receive the break fee against its obligations to repay borrowings under the Bridge Loan.  On January 9, 2012, the Company and Hanlong executed a second Option Agreement concerning the Bridge Loan Agreement.  If exercised, the parties will amend the Bridge Loan Agreement for no consideration to extend the maturity date of Bridge Loan from December 31, 2012 until April 30, 2013.  The option also has the effect of potentially extending the availability of the undrawn $10.0 million second tranche to April 30, 2013 since the availability of the second tranche ends the earliest of the Tranche 2 closing date, the maturity of the Bridge Loan and the first borrowing under the Term Loan.

The outstanding balance of the Bridge Loan and related accrued interest are recorded as a current liability as of March 31, 2012 as the Company anticipates the Term Loan will become available within the next twelve months.  The Bridge Loan and our obligation to pay a break fee to Hanlong under the Purchase Agreement are secured by a pledge by us of a 10% interest in the LLC.

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

When we commenced cash conservation, the Company had purchase orders for mining and milling process equipment.  Some orders for mining equipment were cancelled in 2009, while orders for electric shovels and haul trucks were modified to become cancellable or non-binding.  Most equipment orders for the custom-built grinding and other milling process equipment are being completed by the manufacturers and the equipment is being stored.  The grinding and milling process equipment required the longest lead times and maintaining these orders were critical to the Company’s ability to rapidly restart the Mt. Hope Project development.  The Company completed negotiations with other equipment manufacturers to suspend or terminate fabrication of other milling equipment.  As funding becomes available and equipment procurement is restarted, agreements that were suspended or terminated will be renegotiated under new market terms and conditions, as necessary.

Based on our current plan, expected timetable, and the results of such negotiations, we expect to make additional payments on milling process equipment orders of approximately $3.1 million in 2012 and $13.0 million in 2013.  Based on payments made in 2009, 2010, and 2011 and upon making the final payments in 2012 and early 2013 for the gyratory crusher, SAG and ball mills and related electric mill drives, and some other long-lead equipment, we will own this equipment.  Early next year, the Company has commitments for milling process equipment orders of approximately $13.0 million.  If the key milestone of ROD is not achieved by the 1st quarter of 2013, and if no additional financing has been arranged, the payment terms for these orders would have to be renegotiated.  Payment terms on these orders have been extended in previous years, and the Company is confident that renegotiation with extended terms would again be likely.

Also, at March 31, 2012, we have a contract to purchase two electric shovels that is cancellable, has no firm schedule of payments, and includes a $3.4 million deposit that is forfeitable if an additional $13.0 million deposit is not made by June 30, 2012.  The LLC continues to need this equipment for construction phase mine development and post-construction mining, and is committed to either renegotiate the timing and amount of the contractual deposit terms to provide more payment flexibility or obtain additional funding sources in order to make this payment without impacting our liquidity position, and is currently renegotiating the timing of these payments.

On February 28, 2012, the LLC issued a firm purchase order for 18 Caterpillar haul trucks.  The order provides for delivery of those haul trucks required to perform initial mine development, currently scheduled for the second half of 2013.  A non-refundable down-payment of $0.6 million was made at the time of order with an additional $0.6 million due 12 months prior to truck shipment, but the contract is cancellable with no further liability to the LLC up until the time the trucks are shipped.

The cash conservation plan reduced our total cash utilization for general administrative and overhead expenses to approximately $1 million per month, inclusive of maintenance costs at the Liberty Project.  Such ongoing costs, combined with the $3.1 million in process equipment commitments noted above and the $9.0 million in construction royalty advances described in Note 10 comprise the spending requirements the Company has in place through the end of 2012 without restarting the project.  Based on our current cash on hand and this ongoing cash conservation plan, the Company expects it will have adequate liquidity through the restart of the project and execution of the financing plan.

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The interim consolidated financial statements of the Company are unaudited.  In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim statements have been included.  All such adjustments are, in the opinion of management, of a normal recurring nature.  The results reported in these interim consolidated financial statements are not necessarily indicative of the results that may be reported for the entire year.  These interim consolidated financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission (“SEC”) on March 1, 2012.

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

Accounting Method

Our financial statements are prepared using the accrual basis of accounting in accordance with GAAP.  With the exception of the LLC, all of our subsidiaries are wholly owned.  In February 2008, we entered into the agreement, which established our ownership interest in the LLC at 80%.  The consolidated financial statements include all of our wholly owned subsidiaries and the LLC.  The POS-Minerals contributions attributable to their 20% interest are shown as Contingently Redeemable Noncontrolling Interest on the Consolidated Balance Sheet.  For the periods presented, the LLC had net operating expenses and, accordingly, the net loss attributable to contingently redeemable noncontrolling interest is reflected separately on the Consolidated Statement of Operations.

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

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company’s cash equivalent instruments are classified within Level 1 of the fair value hierarchy established by FASB guidance for Fair Value Measurements because they are valued based on quoted market prices in active markets.  These cash instruments included $28.0 million in U.S. Treasury securities at March 31, 2012.

Exploration and Development Stage Activities

We were in the exploration stage from January 2002 until October 4, 2007.  On October 4, 2007, our Board approved the development of the Mt. Hope Project as contemplated in the Bankable Feasibility Study (“BFS”) and we then entered into the development stage.  We have not realized any revenue from operations.  We will be primarily engaged in development of the Mt. Hope Project and exploration and evaluation of the Liberty Project until we enter the production stage of the Mt. Hope Project.

Basic and Diluted Net Loss Per Share

Net loss per share was computed by dividing the net loss attributable to General Moly, Inc. by the weighted average number of shares outstanding during the period.  The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  Outstanding warrants to purchase 1,000,000 and 1,000,000  shares of common stock, options to purchase 1,578,324 and 2,518,323 shares of common stock, and unvested stock awards totaling 711,005 and 388,182 at March 31, 2012, and 2011, respectively, and 1,277,002 and 806,936 shares under Stock Appreciation Rights at March 31, 2012, and 2011, respectively, were not included in the computation of diluted loss per share for the three months ended March 31, 2012, and 2011, respectively, because to do so would have been anti-dilutive.  Therefore, basic loss per share is the same as diluted loss per share.

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

The Company has capitalized royalty payments made to Mt. Hope Mines, Inc. during the development stage.  The amounts will be applied to production royalties owed upon the commencement of production.

Depreciation and Amortization

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets.  Property and equipment are depreciated using the following estimated useful lives:

Field equipment	Four to ten years
Office furniture, fixtures, and equipment	Five to seven years
Vehicles	Three to five years
Leasehold improvements	Three years or the term of the lease, whichever is shorter
Residential trailers	Ten to twenty years
Buildings and improvements	Ten to twenty seven and one-half years

At March 31, 2012 and 2011, accumulated depreciation and amortization was $1.5 and $1.1 million, respectively, of which $1.2 and $0.8 million, respectively, was capitalized.

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

Debt

The Company has determined that the Bridge Loan is a Level 3 financial instrument because it includes unobservable inputs to its fair value analysis. We have utilized the discounted cash flow income approach to calculate the fair value of the Bridge Loan liability as of March 31, 2012. Inputs to this valuation are as follows:

Interest rate	LIBOR plus 4.25%
Discount rate	8%
Term to maturity	9 months
Principal amount	$10.0 million

The Interest Rate was determined based on recent equipment financing terms quoted to the Company. The Discount Rate is consistent with that used in the Company’s long term operational plans. The Term to Maturity is the expected remaining duration of the Bridge Loan as of March 31, 2012. Based on the inputs above, the fair value of the Bridge Loan at March 31, 2012 was $10.3 million compared to a recorded value of $10.5 million, including accrued interest.

The fair value calculation would change based on changes to unobservable inputs such as the implicit interest rate. An increase of 1% in the implicit interest rate would increase the fair value of the Bridge Loan by $0.2 million.

There have been no changes in the method used to calculate the fair value of the Bridge loan during the period.

Debt Issuance Costs

The Company has capitalized certain costs such as translation, formatting and technical due diligence, related legal fees, and advances against the arrangement fee in the amount of $5.2 million incurred in direct pursuit of the Term Loan based on our belief that it is more probable than not that the Company will receive the Term Loan.  A portion of these costs were incurred on behalf of Hanlong and will be offset against the $15.0 million arrangement fee to be paid by the Company to Hanlong upon the closing of the Term Loan.  These costs will be amortized over the life of the Term Loan using the effective interest method once the Term Loan has been made available.

Comprehensive Loss

For the three months ended March 31, 2012, and 2011, respectively, the Company’s comprehensive loss was equal to the respective net loss for each of the periods presented.

Recently Issued Accounting Pronouncements

Comprehensive Income (Topic 220): Presentation of Comprehensive Income

In June 2011, the FASB issued Accounting Standards Update (ASU) 2011-02, Comprehensive Income (Topic 220): Presentation of Comprehensive Income.  Under the amendments, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance is effective for the Company for the fiscal year beginning after December 15, 2011. The adoption of this guidance did not have a material effect on its financial condition, results of operation, or cash flows.

Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS

In May 2011, the FASB issued Accounting Standards Update (ASU) 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The Update amends fair value measurements and disclosures to (1) clarify the board’s intent in respect of existing measurement guidance, (2) revise certain measurement guidance that changes or modifies a principle, and (3) add disclosure requirements concerning the measurement uncertainty of Level 3 measurements. This guidance is effective for the Company for the first interim and annual period beginning on or after December 15, 2011. The adoption of this guidance did not have a material effect on its financial condition, results of operation, or cash flows.

NOTE 4 — MINING PROPERTIES, LAND AND WATER RIGHTS

We currently have interests in two mining properties that are the primary focus of our operations.  The Mt. Hope Project is currently in the development stage and the Liberty Project is in the exploration and evaluation stage.  We also have certain other, non-core, mining properties that are being evaluated for future evaluation or sale.  The following is a summary of mining properties, land and water rights at March 31, 2012 and 2011 (in thousands):

	At March 31, 2012	At December 31, 2011
Mt. Hope Project:
Development costs	$103,441	$99,984
Mineral, land and water rights	10,526	10,526
Advance Royalties	22,600	22,600
Total Mt. Hope Project	136,567	133,110
Total Liberty Project	9,732	9,733
Other Properties	889	889
Total	$147,188	$143,732

On June 26, 2009, the Company and Josephine Mining Corp. (“JMC”), a privately-owned Canadian company whose president is a related party to a member of the Company’s Board, entered into an Option to Purchase Agreement for the Company’s non-core Turner Gold property, a multi-metallic property located in Josephine County, Oregon, which the Company had acquired in 2004.  JMC paid $0.1 million upon entering into the agreement, an additional $0.3 million in January 2011, and an additional $0.3 million in December 2011, which are non-refundable and will be applied to the purchase price at the completion of the agreement. The $0.7 million has been recorded as a deferred gain pending completion of the purchase.  A final payment of $1.35 million shall be due at the earlier of September 30, 2012 or three months after receipt by JMC of all permits and approvals necessary to commence mining operations plus three months.  The periodic payments allow JMC certain exploratory rights.  Ownership of the Turner Gold property will transfer to JMC upon the final payment. The Company will also retain a production royalty of 1.5% of all net smelter returns on future production from the property, should JMC acquire the property.  The book value of the Company’s investment in the Turner Gold property is approximately $0.8 million.

On March 8, 2010, the Company and Ascot USA, Inc. (“Ascot”), a Washington corporation, entered into an Option to Purchase Agreement for the Company’s non-core Margaret property, an undivided 50% interest in the reserved mineral rights and all of the Company’s interest in the 105 unpatented mining claims comprising the Red Bonanza Property, situated in the St. Helens Mining District, Skamania County, Washington, which the Company had acquired in 2004.  Ascot paid $0.1 million upon entering into the agreement and an additional $0.3 million in May 2011, which are non-refundable and will be applied to the purchase price at the completion of the agreement.  The $0.4 million has been recorded as a deferred gain pending completion of the purchase.  If Ascot proceeds, the final installment payment of $1.6 million is due on or before June 8, 2012.  The periodic payments allow Ascot certain exploratory rights.  If Ascot makes all three of the installment payments, ownership of the Margaret property will transfer to Ascot upon the final payment.  The Company will also retain a production royalty of 1.5% of all net smelter returns on future production from the property, should Ascot acquire the property.  The Company carries no book value in the property.

On September 30, 2011, the Company and Russell Mining & Minerals, Inc. (“RMMI”), a privately-owned company whose president is a related party to one of the Company’s Board members, entered into an Option to Purchase Agreement for the Company’s non-core Detroit Copper property, a multi-metallic property located in Marion County, Oregon. RMMI paid $0.1 million upon entering into the agreement. Once made, each option payment is non-refundable. The $0.1 million has been recorded as a deferred gain pending completion of the purchase. If RMMI proceeds, an additional $0.3 million installment payment is due March 31, 2013, and the final installment payment of $1.6 million is due on or before September 30, 2014. The final option payment may be extended by RMMI by up to two years by making non-refundable installment payments of $160,000 in each year to be extended, which are not applied to the purchase price of the property.  The periodic payments allow RMMI certain exploratory rights.  If RMMI makes all three of the installment payments, ownership of the Detroit Copper property will transfer to RMMI upon the final payment. The Company has also retained a Production Royalty of 1.5% of all net smelter returns on future production from the property.  The Company currently carries no book value in the project.

Development costs and Deposits on project property, plant and equipment

As of March 31, 2012, development costs for the Mt. Hope Project amounted to $103.4 million including hydrology and drilling costs, expenditures to further the permitting process, capitalized salaries, project engineering costs, and other expenditures required to fully develop the Mt. Hope Project.  Deposits on project property, plant and equipment of $67.1 million represent ongoing progress payments on equipment orders for the custom-built grinding and milling equipment, related electric mill drives, and other processing equipment that require the longest lead times.

Restricted Cash held for Electricity Transmission

The Company has paid $12.0 million into an escrow arrangement for electricity transmission services.  The amount represents security on a transmission contract that will provide power to the Mt. Hope Project, and is accounted for as restricted cash.  All amounts escrowed are to be returned to the Company as electricity is delivered or on December 1, 2015, in the event that electricity transmission at the Mt. Hope Project has not commenced or at the time the agreement is cancelled by the Company.

NOTE 5 — COMMON STOCK UNITS, COMMON STOCK AND COMMON STOCK WARRANTS

During the three months ended March 31, 2012, we issued 656,192 shares of common stock pursuant to stock awards under the 2006 Equity Incentive Plan.

All warrants outstanding at March 31, 2012 are exercisable at $5.00 per share once the Company has received financing necessary for the commencement of construction at the Mt. Hope Project and will expire one year thereafter.

Pursuant to our Certificate of Incorporation, we are authorized to issue 200,000,000 shares of $0.001 par value common stock.  All shares have equal voting rights, are non-assessable and have one vote per share.  Voting rights are not cumulative and therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

NOTE 6 — PREFERRED STOCK

Pursuant to our Certificate of Incorporation we are authorized to issue 10,000,000 shares of $0.001 per share par value preferred stock.  The authorized but unissued shares of preferred stock may be issued in designated series from time to time by one or more resolutions adopted by the Board.  The Board has the authority to determine the preferences, limitations and relative rights of each series of preferred stock.  At March 31, 2012, no shares of preferred stock were issued or outstanding.

NOTE 7 — EQUITY INCENTIVES

In 2006, the Board and shareholders of the Company approved the 2006 Equity Incentive Plan (“2006 Plan”) that replaced the 2003 Equity Incentive Plan (“2003 Plan”).  In May 2010, our shareholders approved an amendment to the 2006 Plan increasing the number of shares that may be issued under the plan by 4,500,000 shares to 9,600,000 shares.  The 2006 Plan authorizes the Board, or a committee of the Board, to issue or transfer up to an aggregate of 9,600,000 shares of common stock, of which 3,559,422 remain available for issuance as of March 31, 2012.  Awards under the 2006 Plan may include incentive stock options, non-statutory stock options, restricted stock units, restricted stock awards, and stock appreciation rights (“SARs”).  At the option of the Board, SARs may be settled with cash, shares, or a combination of cash and shares.  The Company settles the exercise of other stock-based compensation with newly issued common shares.

Stock-based compensation cost is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes option pricing model and is recognized as compensation ratably on a straight-line basis over the requisite vesting/service period.  As of March 31, 2012, there was $3.1 million of total unrecognized compensation cost related to share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.5 years.

Stock Options and Stock Appreciation Rights

All stock options and stock appreciation rights (“SARs”) are approved by the Compensation Committee of the Board prior to or on the date of grant.  Stock options and SARs are granted at an exercise price equal to or greater than the Company’s closing stock price on the date of grant.  Both award types vest over a period of zero to three years with a contractual term of five years after vesting.  The Company estimates the fair value of stock options and SARs using the Black-Scholes option pricing model.  Key inputs and assumptions used to estimate the fair value of stock options and SARs include the grant price of the award, expected option term, volatility of the Company’s stock, the risk-free rate and the Company’s dividend yield.  The following table presents the weighted-average assumptions used in the valuation and the resulting weighted-average fair value per option or SAR granted:

For the Three Months Ended March 31:	2012
Expected Life *	3.5 to 5.5 years
Interest Rate+	0.39% to 2.84%
Volatility **+	86.39% to 95.57%
Dividend Yields	—
Weighted Average Fair Value of Stock Options Granted During the Year	$—
Weighted Average Fair Value of Stock Appreciation Rights Granted During the Year	$—

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

At March 31, 2012, the aggregate intrinsic value of outstanding and exercisable (fully vested) options and SARs was $1.2 million and had a weighted-average remaining contractual term of 2.1 years.  The total intrinsic value of options exercised during the three months ended March 31, 2012 was $0.3 million.  The total intrinsic value of SARs exercised during the three months ended March 31, 2012 was nil.

Restricted Stock Units and Stock Awards

All restricted stock units and stock awards (“Stock Awards”) are approved by the Compensation Committee of the Board prior to or on the date of grant.  Grants of Stock Awards have been made to Board members, officers and employees.  Stock Awards have been granted as performance based, earned over a required service period, or to Board members and the Company Secretary without any service requirement.  Time based grants for officers and employees generally vest and stock is received without restriction to the extent of one-third of the granted stock for each year following the date of grant.  Stock Awards issued to members of the Board of Directors and the Company Secretary that are fully vested at the time of issue are recognized as compensation upon grant of the award.

The compensation expense recognized by the Company for Stock Awards is based on the closing market price of the Company’s common stock on the date of grant.  For the three months ended March 31, 2012, the weighted-average grant-date fair value for Stock Awards was $3.26.

Summary of Equity Incentive Awards

The following table summarizes activity under the Plans during the three months ended March 31, 2012:

	Stock Options		SARs		Stock Awards
	Weighted Average Exercise Price	Number of Shares Under Option	Weighted Average Strike Price	Number of Shares Under Option	Weighted Average Grant Price	Number of Shares
Balance at January 1, 2012	$5.46	2,484,990	$3.21	1,290,499	$5.39	615,763
Awards Granted	—	—	—	—	3.26	256,092
Awards Exercised or Earned	2.78	(610,000)	—	—	3.30	(160,850)
Awards Forfeited	—	—	4.73	(5,220)		—
Awards Expired	4.54	(296,666)	4.47	(8,277)	—	—
Balance at March 31, 2012	$5.46	1,578,324	$3.19	1,277,002	$5.47	711,005

Exercisable at March 31, 2012	$6.25	1,423,324	$1.62	462,008

A summary of the status of the non-vested awards as of March 31, 2012 and changes during the year ended March 31, 2012 is presented below.

	Stock Options		SARs		Stock Awards
	Weighted Average Fair Value	Number of Shares Under Option	Weighted Average Fair Value	Number of Shares Under Option	Weighted Average Fair Value	Number of Shares
Balance at January 1, 2012	$6.25	155,000	$3.67	940,215	$5.39	615,763
Awards Granted	—	—	—	—	3.26	256,092
Awards Vested or Earned	—	—	0.80	(120,001)	3.30	(160,850)
Awards Forfeited	—	—	4.73	(5,220)		—
Balance at March 31, 2012	$6.25	155,000	$4.08	814,994	$5.47	711,005

The following table summarizes compensation cost recognized and capitalized under the Plans during the three months ended March 31, 2012 and 2011, respectively:

Summary of Capitalized Development Costs and Compensation Expense for the Three Months Ended March 31 (in thousands):	2012	2011
Stock Options*	1	$(93)
SARs
Performance based	104	65
Vesting over time	138	186
Stock Awards:
Performance based*	99	31
Vesting over time	121	40
Board of Directors and Secretary	528	810
Total	$991	$1,039
Included in:
Capitalized as Development	181	(34)
Expensed	810	1,073
	$991	$1,039

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

NOTE 8 — CHANGES IN CONTINGENTLY REDEEMABLE NONCONTROLLING INTEREST AND EQUITY

	Activity for Three Months Ended
Changes in Contingently Redeemable Noncontrolling Interest (Dollars in thousands)	March 31, 2012	March 31, 2011
Total Contingently Redeemable Noncontrolling Interest December 31, 2011, & 2010, respectively	$98,073	$98,753
Less: Net Loss Attributable to Contingently Redeemable Noncontrolling Interest	—	—
Total Contingently Redeemable Noncontrolling Interest March 31, 2012, and 2011, respectively	$98,073	$98,753

	Activity for Three Months Ended
Changes in Equity	March 31, 2012	March 31, 2011
Common stock:
At beginning of period	91	85
Stock Awards	1	6
At end of period	92	91

Additional paid-in capital:
At beginning of period	255,894	234,517
Exercised options	557	280
Exercised warrants	—	19,051
Stock based compensation	991	1,039
At end of period	257,442	254,887
Accumulated deficit:
At beginning of period	(112,933)	(98,165)
Consolidated net loss	(3,157)	(4,156)
At end of period	(116,090)	(102,321)

Total Equity March 31, 2012, and 2011, respectively	$141,444	$152,657

NOTE 9 — INCOME TAXES

At March 31, 2012, and December 31, 2011, we had deferred tax assets principally arising from the net operating loss carry-forwards for income tax purposes multiplied by an expected rate of 35%. As management of the Company cannot determine that it is more likely than not that we will realize the benefit of the deferred tax assets, a valuation allowance equal to the net deferred tax asset has been established at March 31, 2012, and December 31, 2011. The significant components of the deferred tax asset at March 31, 2012, and December 31, 2011 were as follows (in thousands):

	March 31, 2012	December 31, 2011
Operating loss carry forward	$149,665	$143,412
Unamortized exploration expense	11,323	11,546
Fixed asset depreciation	64	109
Deductible stock based compensation	4,104	3,835
Other	246	251
Deductible temporary difference	$165,402	$159,153
Taxable temporary difference — Investment in EMLLC	$(68,385)	$(64,979)
Net deductible temporary difference	$97,017	$94,174
Deferred tax asset	$33,956	$32,961
Deferred tax asset valuation allowance	$(33,956)	$(32,961)
Net deferred tax asset	$—	$—

At March 31, 2012, and December 31, 2011 we had net operating loss carry-forwards of approximately $149.7 million and $143.4 million, respectively, which expire in the years 2017 through 2032.  The change in the allowance account from December 31, 2011 to March 31, 2012 was $1.0 million.

As of March 31, 2012 and December 31, 2011, the Company had no unrecognized tax benefits.  There was no change in the amount of unrecognized tax benefits as a result of tax positions taken during the year or in prior periods or due to settlements with taxing authorities or lapses of applicable statues of limitations.  The Company is open to federal and state tax audits until the applicable statutes of limitations expire.

NOTE 10 — COMMITMENTS AND CONTINGENCIES

Mt. Hope Project

The Mt. Hope Lease with MHMI may be terminated upon the expiration of its 30-year term, earlier at the election of the LLC, or upon a material breach of the agreement and failure to cure such breach.  If the LLC terminates the lease, termination is effective 30 days after receipt by MHMI of written notice to terminate the Mt. Hope Lease and no further payments would be due to MHMI.  In order to maintain the lease, the LLC must pay certain deferral fees and advance royalties as discussed below.

The Mt. Hope Lease Agreement requires a royalty advance (“Construction Royalty Advance”) of 3% of certain construction capital costs, as defined in the Mt. Hope Lease.  The LLC is obligated to pay a portion of the Construction Royalty Advance each time capital is raised for the Mt. Hope Project based on 3% of the expected capital to be used for those certain construction capital costs defined in the lease.  Through March 31, 2012, we have paid $13.7 million of the total Construction Royalty Advance.  We paid $0.6 million in early 2011 as a result of the exercise of outstanding warrants and another $9.0 million in October 2011.  Based on our Project Capital Estimate we estimate that an additional $9.0 million must be paid on or before October 19, 2012, which amount has been accrued.

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

Deposits on project property, plant and equipment

At March 31, 2012, we have active orders with varying stages of fabrication on milling process equipment comprised of two 230kV primary transformers and substation, a primary crusher, a semi-autogenous mill, two ball mills, and various motors for the mills.  We have suspended fabrication on 16 flotation cells, lime slaking equipment, hydrocyclones, and other smaller milling process equipment with the ability to re-initiate fabrication at any time.  We have completed negotiations with the manufacturer of two multi-hearth molybdenum roasters to terminate its fabrication of this equipment and receive finished goods of the partially completed order.  We plan to re-establish a new purchase order with this manufacturer as financing becomes available and equipment procurement is restarted under then current market terms and conditions.

The following table sets forth the LLC’s cash commitments under mining and milling equipment contracts (collectively, “Purchase Contracts”) at March 31, 2012, excluding the $13.0 million deposit referenced below that would be required before June 30, 2012 on the electric shovels contract (in millions):

Year	As of March 31, 2012
2012	3.1
2013 and thereafter	13.0
Total (1)	$16.1

(1)          Also at March 31, 2012, we have a contract to purchase two electric shovels that is cancellable, has no firm schedule of payments, and includes a $3.4 million deposit that is forfeitable if an additional $13.0 million deposit is not made by June 30, 2012.  The LLC continues to need this equipment for construction phase mine development and post-construction mining, and is committed to either renegotiate the timing and amount of the contractual deposit terms to provide more payment flexibility or obtain additional funding sources in order to make this payment without impacting our liquidity position.  If the LLC is unable to modify the terms to its satisfaction or obtain additional funding, and retain the equipment delivery commitment, the $3.4 million deposit will be considered impaired and written off on or prior to June 30, 2012.

On February 28, 2012, the LLC issued a firm purchase order for 18 Caterpillar haul trucks.  The order provides for delivery of those haul trucks, required to perform initial mine development, currently scheduled for the second half of 2013.  A non-refundable down-payment of $0.6 million was made at the time of order with an additional $0.6 million due 12 months prior to truck shipment, but the contract is cancellable with no further liability to the LLC up until the time the trucks are shipped.

Early next year, the Company has commitments for milling process equipment orders of approximately $13.0 million.  If the key milestone of ROD is not achieved by the 1st quarter of 2013, and if no additional financing has been arranged, the payment terms for these orders would have to be renegotiated.  Payment terms on these orders have been extended in previous years, and the Company is confident that renegotiation with extended terms would again be likely.

Obligations under capital and operating leases

We have contractual obligations under capital and operating leases that will require a total of $0.4 million in payments over the next three years.  Assets under capital lease relate to light vehicles leased by the Company for use in operations.  Operating leases consist primarily of rents on office facilities and office equipment.  Our expected payments are $0.3 million, $0.1 million and nil for the years ended December 31, 2012, 2013 and 2014, respectively.  We incurred charges of approximately nil for the three months ended March 31, 2012 in amortization on assets under capital lease.

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

The Trust may be funded by the LLC over several years based on the achievement of certain milestones, which are considered probable, and as such $4.0 million has been accrued in the Company’s March 31, 2012, financial statements and is included in mining properties, land, and water rights.

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

Water Rights Considerations

In addition to working to complete the EIS, we are working to finalize the conversion of water rights to mining use.  In March 2009 we were granted our water applications in a Ruling by the State Engineer.  However, that Ruling was successfully appealed in April 2010 in Nevada District Court (“NDC”), remanding the matter for another hearing by the State Engineer.

On July 15, 2011, the State Engineer issued a second Ruling granting the Company’s water applications.  In August 2011, Eureka County and two other parties comprised of three individual water rights holders in Diamond Valley and one in Kobeh Valley, filed Petitions and Amended and Supplemental Petitions (“Petitions”) to the NDC appealing the second Ruling of the State Engineer.  The appeal hearing was held April 3, 2012 before the NDC.  A decision by the NDC is expected in mid-2012, although the NDC is not required to act under any specified timeline.  We continue to anticipate a favorable NDC decision, upholding the State Engineer’s second Ruling.  The filing of the appeal did not prevent the State Engineer from issuing the permits and as such, the State Engineer completed issuance of all permits on December 14, 2011 and certain amended permits on January 4, 2012 subject to the second Ruling.  Assuming a successful outcome of the appeal from the NDC, the water will become available for consumptive use following the State Engineer’s approval of the Company’s Monitoring, Management and Mitigation Plan (“3M Plan”). The 3M Plan was developed with input from Eureka County. The Company is preparing to finalize the 3M Plan and we anticipate the State Engineer will approve the 3M Plan prior to commencement of construction, in the second half of 2012.

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

ITEM 2.                                                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References made in this Quarterly Report on Form 10-Q to “we,” “our,” “us,” or the “Company,” refer to General Moly, Inc.

The following discussion and analysis of our financial condition and results of operations constitutes management’s review of the factors that affected our financial and operating performance for three months ended March 31, 2012, and 2011.  This discussion should be read in conjunction with the consolidated financial statements and notes thereto contained elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2011, which was filed on March 1, 2012.

We routinely post important information about us on our Company website.  Our website address is www.generalmoly.com.

Overview

We are a development stage company and began the development of the Mt. Hope Project on October 4, 2007.  During the year ended December 31, 2008 we also completed work on a pre-feasibility study of our Liberty Project, which we updated during 2011.

The development of the Mt. Hope Project has a Project Capital Estimate of $1,154 million, which includes development costs of approximately $1,039 million and $115 million in cash financial assurance requirements, advance royalty payments, and power pre-payment estimates.  The Project Capital Estimate is based on 2008 pricing and is subject to escalation associated primarily with equipment, construction labor, and commodities.  We anticipate updating the Project Capital Estimate later this year.  These amounts do not include financing costs or amounts necessary to fund operating working capital and potential capital overruns.  From October 2007 through the three months ended March 31, 2012, we have spent approximately $193.1 million on the Mt. Hope Project.

In 2009, because of declining molybdenum prices and unanticipated delays in the Mt. Hope Project permitting process, we implemented a cash conservation plan whereby total cash utilization, other than equipment purchases and permitting efforts, was reduced to approximately $1 million per month.  The Company has maintained its orders for grinding, milling, and other specialty long-lead equipment. However, other engineering, administrative and third party work was slowed or suspended.  The Company had cash on hand as of March 31, 2012 of $35.1 million to meet its funding requirements for 2012.  Based on our current cash on hand and our ongoing cash conservation plan, the Company expects it will have adequate liquidity through the restart of the project and execution of the financing plan.

The worldwide molybdenum price fluctuated between $5.33 per pound in 2003 to over $40.00 per pound in 2005 and traded in the mid-$30s per pound prior to October 2008, when prices fell from approximately $33.50 per pound to $7.70 per pound in April 2009 as a result of the global economic collapse.  Subsequent to April 2009, prices slowly rose, finishing 2009 at $12.00 per pound and further increasing to finish 2010 at $16.40 per pound.  During 2011, prices traded in a relatively narrow range between $12.85 and $17.70 per pound, finishing the year at $13.40 per pound, according to Ryan’s Notes.  Since the beginning of 2012, prices have traded slightly higher and are currently trading at $14.20 per pound.

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

Based on our current plan, expected timetable, and the results of such negotiations, we expect to make additional payments on milling process equipment orders of approximately $3.1 million in 2012 and $13.0 million in 2013.  For the gyratory crusher, SAG and ball mills and related electric mill drives, and some other long-lead equipment, we will own the equipment upon final payments forecasted to occur in 2012 and early 2013.  Also, at March 31, 2012, we have a contract to purchase two electric shovels that is cancellable, has no firm schedule of payments, and includes a $3.4 million deposit that is forfeitable if an additional $13.0 million deposit is not made by June 30, 2012.  The LLC continues to need this equipment for construction phase mine development and post-construction mining, and is committed to either renegotiate the timing and amount of the contractual deposit terms to provide more payment flexibility or obtain additional funding sources in order to make this payment without impacting our liquidity position, and is currently renegotiating the timing of these payments.

On February 28, the LLC issued a firm purchase order for 18 Caterpillar haul trucks.  The order provides for delivery of those haul trucks required to perform initial mine development, currently scheduled for the second half of 2013.  A non-refundable down-payment of $0.6 million was made at the time of order with an additional $0.6 million due 12 months prior to truck shipment, but the contract is cancellable with no further liability to the LLC up until the time the trucks are shipped.

Early next year, the Company has commitments for milling process equipment orders of approximately $13.0 million.  If the key milestone of ROD is not achieved by the 1st quarter of 2013, and if no additional financing has been arranged, the payment terms for these orders would have to be renegotiated.  Payment terms on these orders have been extended in previous years, and the Company is confident that renegotiation with extended terms would again be likely.

The cash conservation plan reduced our total cash utilization for general administrative and overhead expenses to approximately $1 million per month, inclusive of maintenance costs at the Liberty Project.  Based on our current cash on hand and our cash conservation plan, the Company expects it will have adequate liquidity through the restart of the project and execution of the financing plan.

Permitting Update

The Mt. Hope Project will require both federal and state permits before it can commence construction and operations.  Major permits required for the Mt. Hope Project include the ROD, a BLM issued permit, water appropriation permits from the Nevada Division of Water Resources, the water pollution control permit and reclamation permit from the Nevada Department of Environmental Protection — Bureau of Mining Regulation and Reclamation, and an air quality permit from the Nevada Department of Environmental Protection, Bureau of Air Pollution Control (“NDEP—BAPC”).  NDEP—BAPC held a public meeting on the Company’s draft AQP on February 28, 2012 in Eureka, Nevada.  Applications for other time-critical state permits have been submitted for agency review and approval.  The LLC continues to develop and evolve the information supporting these permits based on agency review and feedback.  We believe these other major operating permits will be received on or prior to the effective date of the ROD.

Although we currently are targeting the effectiveness of the ROD and the receipt of all major operating permits to occur in the second half of this year, circumstances beyond our control, including reviewing agency delays or requests for additional information or studies, and appeals of the BLM decision, could cause the effective date of the ROD to be delayed.  The occurrence of any or a combination of these adverse circumstances may increase the estimated costs of development, require us to obtain additional interim financing, and/or delay our ability to obtain project financing or other significant financing.  A delay in the ROD or the receipt of major operating permits also affects the satisfaction of the ROD Contribution Conditions as well as the conditions to Tranche 2 of Hanlong’s investment in our common stock.

Water Rights Update

In addition to working to complete the EIS, we are working to finalize the conversion of water rights to mining use.  In March 2009 we were granted our water applications in a Ruling by the State Engineer.  However, that Ruling was successfully appealed in April 2010 in Nevada District Court (“NDC”), remanding the matter for another hearing by the State Engineer.

On July 15, 2011, the State Engineer issued a second Ruling granting the Company’s water applications.  In August 2011, Eureka County and two other parties comprised of three individual water rights holders in Diamond Valley and one in Kobeh Valley, filed Petitions and Amended and Supplemental Petitions (“Petitions”) to the NDC appealing the second Ruling of the State Engineer.  The appeal hearing was held on April 3, 2012 before the NDC.  A decision by the NDC is expected in mid-2012, although the NDC is not required to act under any specified timeline.  We continue to anticipate a favorable NDC decision, upholding the State Engineer’s second Ruling.  The filing of the appeal did not prevent the State Engineer from issuing the permits and as such, the State Engineer completed issuance of all permits on December 14, 2011 and certain amended permits on January 4, 2012 subject to the second Ruling.  Assuming a successful outcome of the appeal from the NDC, the water will become available for consumptive use following the State Engineer’s approval of the Company’s Monitoring, Management and

Mitigation Plan (“3M Plan”).  The 3M Plan was developed with input from Eureka County. The Company is preparing to finalize the 3M Plan and we anticipate the State Engineer will approve the 3M Plan prior to commencement of construction, in the second half of 2012.

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

The Trust may be funded by the LLC over several years based on the achievement of certain milestones.  The achievement of these milestones is considered to be probable, and as such $4.0 million is accrued in the Company’s March 31, 2012, financial statements and is included in mining properties, land, and water rights.

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

Pursuant to the terms of the LLC Agreement, POS-Minerals made its first and second cash contributions to the LLC totaling $100.0 million during the year ended December 31, 2008 (“Initial Contributions”).  Additional amounts will be due from POS-Minerals within 15 days after the date (“ROD Contribution Date”) that specified conditions (“ROD Contribution Conditions”) have been satisfied.  The ROD Contribution Conditions are (i) the receipt of major operating permits for the Mt. Hope Project, (ii) confirmation that the Record of Decision (“ROD”) from the United States Bureau of Land Management (“BLM”) for the Mt. Hope Project has become effective, and (iii) any administrative or judicial appeals with respect thereto are final.  We are currently targeting the effectiveness of the ROD and the satisfaction of the other ROD Contribution Conditions to occur in the second half of this year.  However, circumstances beyond our control, including reviewing agency delays or requests for additional information or studies, and requests for review or appeals of the BLM decision, could cause the effectiveness of the ROD and/or the satisfaction of the other ROD Contribution Conditions to be delayed beyond that estimated time.  Once the ROD is effective and financing is in place, we expect that production will begin approximately 20 months following initiation of project construction.

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

In addition, as commercial production at the Mt. Hope Project was not achieved by December 31, 2011, the LLC may be required to return to POS-Minerals $36.0 million of its contributions to the LLC, with no corresponding reduction in POS-Minerals’ ownership percentage.  Based on our current plan and assuming POS-Minerals has made its additional $56.0 million contribution, a payment to POS-Minerals of $36.0 million will be due 20 days after the commencement of commercial production, as defined in the LLC Agreement.  We currently anticipate such payment being made during 2014.  If POS-Minerals does not make its additional $56.0 million contribution when due, no return of contributions is required by us.  Our wholly-owned subsidiary and 80% owner of the LLC, Nevada Moly, LLC (“Nevada Moly”), is obligated under the terms of the LLC Agreement to make capital contributions to fund the return of contributions to POS-Minerals, if required.  If Nevada Moly does not make these capital contributions, POS-Minerals has an election to either make a secured loan to the LLC to fund the return of contributions, or receive an additional interest in the LLC of approximately 5%.  In the latter case, our interest in the LLC is subject to dilution by a percentage equal to the ratio of 1.5 times the amount of the unpaid contributions over the aggregate amount of deemed capital contributions (as determined under the LLC Agreement)

of both parties to the LLC (“Dilution Formula”).  At March 31, 2012, the aggregate amount of deemed capital contributions of both parties was $880.0 million.

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

The Initial Contributions of $100.0 million that were made by POS-Minerals during 2008 were expended by the second quarter of 2009 in accordance with the program and budget requirements of the Mt. Hope Project.  Nevada Moly is required, pursuant to the terms of the LLC Agreement, to advance funds required to pay costs for the development of the Mt. Hope Project that exceed the Initial Contributions until the ROD Contribution Date, at which point the contributions described above to be made by POS-Minerals will be applied to reimburse us for POS-Minerals’ share of such development costs.  All costs incurred after the ROD Contribution Date will be allocated and funded pro rata based on each party’s ownership interest.  POS-Minerals’ share of such development costs amounted to approximately $38.6 million as of March 31, 2012.  The interest of a party in the LLC that does not make its pro rata capital contributions to fund costs incurred after the ROD Contribution Date is subject to dilution based on the Dilution Formula.

Liquidity, Capital Resources and Capital Requirements

For the period from December 31, 2011, to March 31, 2012

Our total consolidated cash balance at March 31, 2012, was $35.1 million compared to $40.7 million at December 31, 2011.  The decrease in our consolidated cash balances for the three months ended March 31, 2012, was due primarily to development costs incurred of $4.0 million in Mt. Hope development, engineering and procurement costs and $2.1 million in general and administrative costs, partially offset by $0.5 million in proceeds from stock option exercises.

Under our cash conservation plan, our non-equipment related cash requirements have declined to approximately $1 million per month.  Based on our current plan and expected timetable, we expect to make additional payments of approximately $3.1 million under milling process equipment orders through the end of 2012, and $13.0 million in 2013.  As additional financing becomes available and equipment procurement is restarted, agreements that were suspended or terminated will be renegotiated under current market terms and conditions, as necessary.  Based on our Project Capital Estimate we estimate that an additional $9.0 million related to the Construction Royalty Advance must be paid on or before October 19, 2012, which amount has been accrued.  Accordingly, based on our current cash on hand and our ongoing cash conservation plan, the Company expects it will have adequate liquidity through the restart of the project and execution of the financing plan without needing to drawdown available funds from the second tranche of the Bridge Loan.

The anticipated sources of financing described below, combined with funds anticipated to be received from POS-Minerals in order to retain its 20% share, provide substantially all of our currently planned funding required for constructing and placing the Mt. Hope Project into commercial production.  We currently anticipate the effectiveness of the ROD and the satisfaction of the other ROD Contribution Conditions to in the second half of this year, but circumstances beyond our control could cause the effectiveness of the ROD and/or satisfaction of the other ROD Contribution Conditions to be delayed.  Funding requirements for working capital needs beyond the capital costs of the Mt. Hope Project will require additional resources.  There can be no assurance that the Company will be successful in raising additional financing in the future on terms acceptable to the Company or at all.

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

The ROD deadline is extendable by up to three months from the ROD deadline of September 2, 2012 to December 2, 2012, as discussed below.  The Purchase Agreement may be terminated by either party (provided the terminating party is not in default) if the closing of the second tranche (“Tranche 2”) has not occurred on or before the earlier of September 30, 2012 (unless the parties have agreed to the ROD Condition Extension, in which case the date shall be December 31, 2012) or twelve months after the issuance of the ROD.

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

Break Fees.  A break fee is payable by both the Company and Hanlong if the Purchase Agreement terminates because of the failure of certain conditions.  A break fee of $10.0 million is payable to the Company if the Purchase Agreement is terminated because Hanlong fails to obtain necessary Chinese government approvals, which may be offset against any balances owed by the Company under the Bridge Loan.  A break fee of $5.0 million is payable to Hanlong if the ROD is not timely received or the condition waived and the Purchase Agreement is terminated.  The Company’s break fee may be increased by $5.0 million if the Purchase Agreement is terminated and the Company has violated the “no-shop” provisions of the Purchase Agreement.  The break fees may also be increased by up to $2.0 million, in addition to the payment of $2.0 million by the Company, if the Company requests and Hanlong grants an extension concerning the ROD (the “ROD Extension Fee”).  Any such fee would be credited against the arrangement fee described below.  As the achievement of ROD by September 2, 2012 deadline is now less than probable, a $2.0 million ROD Extension Fee has been accrued as of March 31, 2012, and is included in capitalized debt issuance costs.  The break fee payable by the Company to Hanlong may be paid in cash, or, in certain circumstances, in shares of our common stock at our option.  If paid in shares, the price would be the volume weighted average of our common stock on the NYSE Amex for the five days ending six days after the announcement of the termination.  On January 9, 2012, the Company and Hanlong executed an Option Agreement concerning the payment date for the ROD Extension Fee under the Purchase Agreement, for no consideration.  The option must be exercised on or before December 31, 2012.  If the option is exercised, the parties will amend the Purchase Agreement to extend payment of the ROD Extension Fee from December 2012 until April 30, 2013.

Chinese Bank Term Loan.  Hanlong is obligated to use commercially reasonable efforts to procure a Term Loan in an amount of at least $665.0 million.  The Term Loan will bear interest at a rate tied to the London Interbank Offered Rate (“LIBOR”) plus a spread of between 2% and 4% per annum.  The Purchase Agreement provides that the Term Loan will have customary covenants and conditions; however, the terms of the Term Loan have not yet been negotiated with the lender and we have no assurance as to the final terms of the Term Loan.  On February 16, 2012, the Company announced China Development Bank (“CDB”) had confirmed the basic terms underlying a proposed $665 million term loan to finance the Mt. Hope project, including a CDB intention to lend $399 million and arrange a consortium of Chinese and international banks to fund the balance.  The Term Loan is anticipated to carry a maturity of 12 years including a 30 month grace period to allow for the construction of the Mt. Hope Project.  The interest rate will remain subject to market conditions and Chinese government policy.  The Company and Hanlong are continuing to work with CDB with a target of having the Term Loan completed, approved and available to the Company upon receipt of Mt. Hope’s operating permits.  Hanlong or an affiliate is obligated to guarantee the Term Loan.  When funds can be drawn by the Company under the Term Loan, the Company will pay a $15.0 million arrangement fee to Hanlong who will pay fees and expenses associated with the Term Loan before the Term Loan Closing, including those charged by the Chinese bank.

Bridge Loan

Hanlong agreed to provide a $20.0 million Bridge Loan to the Company, available in two equal $10.0 million tranches.  On April 28, 2010, we drew down the first $10.0 million tranche.  The second tranche became available after receiving stockholder approval of the Hanlong Transaction.  The first tranche of the Bridge Loan bears interest at LIBOR plus 2% per annum.  The second tranche of the Bridge Loan will bear interest at 10% per annum and is undrawn.  The Bridge Loan will be repaid from the proceeds of the Term Loan.  The second tranche may also be repaid at the Company’s election, in shares of the Company’s common stock.  If paid in shares, the price would be the volume weighted average of the Company’s shares on the NYSE Amex for a five-day period after public announcement of the event that required repayment.  The Company may offset its right to receive the break fee against its obligations to repay borrowings under the Bridge Loan.  On January 9, 2012, the Company and Hanlong executed a second Option Agreement concerning the Bridge Loan Agreement.  If exercised, the parties will amend the Bridge Loan Agreement to extend the maturity date of the Bridge Loan from December 31, 2012 until April 30, 2013.  This option also has the effect of potentially extending the availability of the undrawn $10.0 million second tranche to April 30, 2013 since the availability of the second tranche ends the earliest of the Tranche 2 closing date, the maturity date of the Bridge Loan, and the first borrowing under the Term Loan.

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

Other Capital Requirements

We also require additional capital to maintain our mining claims and other rights related to the Liberty Project, as well as continue payment of ongoing general and administrative costs associated with supporting our planned operations.

Results of Operations

Three months ended March 31, 2012, compared to three months ended March 31, 2011

For the three months ended March 31, 2012, we had a consolidated net loss of $3.2 million compared with a consolidated net loss of $4.2 million in the same period for 2011.

For the three months ended March 31, 2012, and 2011, exploration and evaluation expenses at the Liberty Project were $0.2 million and $0.2 million, respectively.

For the three months ended March 31, 2012, and 2011, general and administrative expenses were $2.9 million and $3.9 million, respectively.  For the three months ended March 31, 2012, the decrease in costs compared to the previous year relates primarily to overall decreases in non-cash equity compensation costs due in large part to lower share prices.

Interest income was nil for the three months ended March 31, 2012, as a result of substantially lower interest rates and lower consolidated cash balances in 2012 and 2011.  Interest expense was $0.1 million and $0.1 for the three months ended March 31, 2012, and 2011 as a result of interest accrued on the bridge loan outstanding during 2012 and 2011.

Contractual Obligations

Our contractual obligations as of March 31, 2012 were as follows, based on permitting expectations:

	Payments due by period (in millions)
Contractual obligations	Total	2012	2013 - 2015	2016 - 2017	2018 & Beyond
Long-Term Debt (Capital Lease) Obligations	$0.1	$0.1	$—	$—	$—
Operating Lease Obligations	0.3	0.2	0.1	—	—
Agricultural Sustainability Trust Contributions	4.0	2.0	2.0	—	—
Equipment Purchase Contracts	16.1	3.1	13.0	—	—
Advance Royalties and Deferral Fees	9.0	9.0	—	—	—
Provision for post closure reclamation and remediation	0.6	—	—	—	0.6
Total	$30.1	$14.4	$15.1	$—	$0.6

At March 31, 2012, the LLC has a contract to purchase two electric shovels that is cancellable and has no firm schedule of payments.  We also had a non-binding letter of agreement on 24 haul trucks that establishes our priority for delivery.  Both agreements provide for the then current pricing using market indices upon initiation of an order.  We have active orders with varying stages of fabrication on milling process equipment comprised of two 230kV primary transformers and substation, a primary crusher, a semi-autogenous mill, two ball mills, and various motors for the mills.  We have suspended fabrication on 16 flotation cells, lime slaking equipment, hydrocyclones, and other smaller milling process equipment with the ability to re-initiate fabrication at any time.  The LLC terminated the fabrication of two multi-hearth molybdenum roasters and have received finished goods of the partially completed order.  The LLC plans to re-establish a new purchase order with this manufacturer as financing becomes available and equipment procurement is restarted under then current market terms and conditions.

On February 28, the LLC issued a firm purchase order for 18 Caterpillar haul trucks.  The order provides for delivery of those haul trucks required to perform initial mine development, currently scheduled for the second half of 2013.  A non-refundable down-payment of $0.6 million was made at the time of order with an additional $0.6 million due 12 months prior to truck shipment, but the contract is cancellable with no further liability to the LLC up until the time the trucks are shipped.

The following table sets forth the LLC’s cash commitments under mining and milling equipment contracts (collectively, “Purchase Contracts”) at March 31, 2012 (in millions):

Period	Cash Commitments Under Equipment Purchase Contracts as of March 31, 2012
1st Quarter 2012	$—
2nd Quarter 2012	1.7
3rd Quarter 2012	—
4th Quarter 2012	1.4
Total 2012	3.1
2013	13.0
2014	—
2015	—
Total	$16.1

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

In order to better manage commodity price risk and to seek to reduce the negative impact of fluctuations in prices, we have entered into long term supply contracts for our portion of the Mt. Hope production.  On December 28, 2007, we entered into a molybdenum supply agreement with ArcelorMittal S.A. (“ArcelorMittal”), the world’s largest steel company, that provides for ArcelorMittal to purchase 6.5 million pounds of molybdenum per year, plus or minus 10%, once the Mt. Hope Project commences commercial operations at minimum specified levels. The supply agreement provides for a floor price along with a discount for spot prices above the floor price and expires five years after the commencement of commercial production at the Mt. Hope Project.  Both the floor and threshold levels at which the percentage discounts change are indexed to a producer price index. On April 16, 2010, ArcelorMittal and the Company entered into an extension molybdenum supply agreement, providing ArcelorMittal with a five-year option to make effective an agreement to purchase from the Company 3.0 million pounds of molybdenum per year for 10 years following the expiration of the initial supply agreement.  The additional optional off-take will be priced in alignment with the Company’s existing supply agreements.  In order for ArcelorMittal to exercise this option and make the extension agreement effective, ArcelorMittal must have beneficial ownership of more than 11.1 million shares of Company common stock on or prior to April 15, 2015.  According to public filings, on January 25, 2011, the boards of directors of ArcelorMittal S.A. and APERAM each approved the transfer of the assets comprising ArcelorMittal’s stainless and specialty steels businesses from its carbon steel and mining businesses to APERAM, a separate entity incorporated in the Grand Duchy of Luxembourg.  This transfer included the off-take agreement the Company had in place with ArcelorMittal and the shares of the Company’s common stock previously owned by ArcelorMittal.

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

Interest Rate Risk

As of March 31, 2012, we had a balance of cash and cash equivalents of $35.1 million.  Interest rates on short term, highly liquid investments have not changed materially since December 31, 2011, and continue to be 1% or less on an annualized basis.  Our debt agreements have interest rates of LIBOR plus a percentage.  Any significant rise in the LIBOR rate during the course of our debt agreements may affect our ability to service the debt.

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

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On July 15, 2011, the State Engineer issued a second Ruling granting the Company’s water applications.  In August 2011, Eureka County and two other parties comprised of three individual water rights holders in Diamond Valley and one in Kobeh Valley, filed Petitions and Amended and Supplemental Petitions (“Petitions”) to the NDC appealing the second Ruling of the State Engineer.  The appeal hearing was held April 3, 2012 before the NDC.  A decision by the NDC is expected in mid-2012, although the NDC is not required to act under any specified timeline.  We continue to anticipate a favorable NDC decision, upholding the State Engineer’s second Ruling.  The appeal did not prevent the State Engineer from issuing the permits and as such, the State Engineer completed issuance of all permits on December 14, 2011 and certain amended permits on January 4, 2012 subject to the second Ruling.  Assuming a successful outcome of the appeal from the NDC, the water will become available for consumptive use following the State Engineer’s approval of the Company’s Monitoring, Management and Mitigation Plan (“3M Plan”).  The 3M Plan was developed with input from Eureka County. The Company is preparing to finalize the 3M Plan and we anticipate the State Engineer will approve the 3M Plan prior to commencement of construction, in the second half of 2012.

ITEM 1A.                                       RISK FACTORS.

Our Annual Report on Form 10-K for the year ended December 31, 2011, including the discussion under the heading “Risk Factors” therein, and this report describe risks that may materially and adversely affect our business, results of operations or financial condition.  The risks described in our Annual Report on Form 10-K and this report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operations.  Other than as supplemented below, there have been no material changes in the risk factors reported in our last Annual Report on Form 10-K.

Special Note Regarding Forward-Looking Statements

Certain statements in this report may constitute forward-looking statements, which involve known and unknown risks, uncertainties and other factors, which may cause actual results, performance or achievements of our Company, the Mt. Hope Project, Liberty Project and our other projects, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  We use the words “may,” “will,” “believe,” “expect,” “anticipate,” “intend,” “future,” “plan,” “estimate,” “potential” and other similar expressions to identify forward-looking statements.  These forward-looking statements are subject to a number of risks, uncertainties and assumptions that could cause actual results to differ materially from those in the forward looking statements. Such risks, uncertainties and assumptions are described in the “Risk Factors” section included in our Annual Report on Form 10-K for the year ended December 31, 2011, and this report, and include, among other things:

•                  our investors may lose their entire investment in our securities;

•                  our dependence on the success of the Mt. Hope Project;

•                  investments by Hanlong and a loan from a Chinese bank are subject to significant consents, approvals and conditions precedent which may not be obtained or met;

•                  issues related to the management of the Mt. Hope Project pursuant to the LLC Agreement;

•                  fluctuations in the market price of, and demand for, molybdenum and other metals;

•                  counter party risks;

•                  the ability to obtain all required permits and approvals for the Mt. Hope Project and the Liberty Project;

•                  the timing of exploration, development and production activities and estimated future production, if any;

•                  estimates related to costs of production, capital, operating and exploration expenditures;

•                  the estimation and realization of mineral reserves and production estimates, if any;

•                  inherent operating hazards of mining;

•                  title disputes or claims; and

•                  climate change and climate change legislation for planned future operations;

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

ITEM 2.                                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                                                DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                                                MINE SAFETY DISCLOSURES

None.

ITEM 5.                                                OTHER INFORMATION

None.

ITEM 6.                                                EXHIBITS

Exhibit Number	Description of Exhibit
10.1†+	Change of Control Severance Agreement, dated effective as of January 1, 2012, between the Company and

Exhibit Number	Description of Exhibit
Robert I. Pennington (Filed as Exhibit 10.36 to our Annual Report on Form 10-K filed on March 1, 2012)
10.2†+	Change of Control Severance Agreement, dated effective as of January 1, 2012, between the Company and Lee M. Shumway (Filed as Exhibit 10.40 to our Annual Report on Form 10-K filed on March 1, 2012)
10.3†

Option Agreement with respect to Securities Purchase Agreement dated January 9, 2012, between General Moly, Inc. and Hanlong (USA) Mining Investment, Inc. (Filed as Exhibit 10.46 to our Annual Report on Form 10-K filed on March 1, 2012)

10.4†

Option Agreement with respect to Bridge Loan Agreement dated January 9, 2012, between General Moly, Inc. and Hanlong (USA) Mining Investment, Inc. (Filed as Exhibit 10.51 to our Annual Report on Form 10-K filed on March 1, 2012)

10.5†+

Change of Control Severance Agreement, dated effective as of January 1, 2012, between the Company and Robert Scott Roswell (Filed as Exhibit 10.60 to our Annual Report on Form 10-K filed on March 1, 2012)

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

Dated: May 2, 2012

GENERAL MOLY, INC.

By:	/s/ David A. Chaput
David A. Chaput
Chief Financial Officer and Duly Authorized Officer