Form 10-Q
period 2012-06-30
General Moly, Inc
filed 2012-08-07
CIK 1275229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares outstanding of issuer’s common stock as of August 6, 2012, was 91,234,140.

PART I - FINANCIAL INFORMATION

ITEM 1.                  FINANCIAL STATEMENTS

GENERAL MOLY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	June 30, 2012 (Unaudited)	December 31, 2011
ASSETS:
CURRENT ASSETS
Cash and cash equivalents	$28,202	$40,709
Deposits, prepaid expenses and other current assets	127	105
Total Current Assets	28,329	40,814
Mining properties, land and water rights — Note 4	156,281	143,732
Deposits on project property, plant and equipment	67,102	66,474
Restricted cash held for electricity transmission	12,005	12,005
Restricted cash held for reclamation bonds	1,133	1,133
Non-mining property and equipment, net	711	819
Capitalized debt issuance costs	5,240	3,136
Other assets	2,994	2,994
TOTAL ASSETS	$273,795	$271,107
LIABILITIES, CONTINGENTLY REDEEMABLE NONCONTROLLING INTEREST AND EQUITY:
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$3,654	$4,568
Accrued advance royalties	8,950	8,950
Accrued payments to Agricultural Sustainability Trust and Hanlong	4,000	2,000
Current portion of long term debt	10,685	10,596
Total Current Liabilities	27,289	26,114
Provision for post closure reclamation and remediation costs	627	587
Deferred gain	1,450	1,150
Accrued advance royalties	5,200	—
Accrued payments to Agricultural Sustainability Trust	2,000	2,000
Long term debt, net of current portion	95	131
Total Liabilities	36,661	29,982

COMMITMENTS AND CONTINGENCIES — Note 10

CONTINGENTLY REDEEMABLE NONCONTROLLING INTEREST	98,073	98,073

EQUITY
Common stock, $0.001 par value; 200,000,000 shares authorized, 91,226,533 and 90,818,248 shares issued and outstanding, respectively	91	91
Additional paid-in capital	257,737	255,894
Accumulated deficit before exploration stage	(213)	(213)
Accumulated deficit during exploration and development stage	(118,554)	(112,720)
Total Equity	139,061	143,052
TOTAL LIABILITIES, CONTINGENTLY REDEEMABLE NONCONTROLLING INTEREST AND EQUITY	$273,795	$271,107

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOLY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited — In thousands, except per share amounts)

	Three Months Ended		Six Months Ended		January 1, 2002 (Inception of Exploration
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011	Stage) to June 30, 2012

REVENUES	$—	$—	$—	$—	$—
OPERATING EXPENSES:
Exploration and evaluation	156	288	324	456	40,025
Write downs of development and deposits	—	3,403	—	3,403	8,819
General and administrative expenses	2,457	2,291	5,382	6,228	75,157
TOTAL OPERATING EXPENSES	2,613	5,982	5,706	10,087	124,001
LOSS FROM OPERATIONS	(2,613)	(5,982)	(5,706)	(10,087)	(124,001)
OTHER INCOME / (EXPENSE)
Interest and dividend income	—	8	—	19	4,062
Interest expense	(64)	(66)	(128)	(126)	(542)
TOTAL OTHER (EXPENSE) / INCOME , NET	(64)	(58)	(128)	(107)	3,520
LOSS BEFORE INCOME TAXES	(2,677)	(6,040)	(5,834)	(10,194)	(120,481)
Income Taxes	—	—	—	—	—
CONSOLIDATED NET LOSS	$(2,677)	$(6,040)	$(5,834)	$(10,194)	$(120,481)
Less: Net loss attributable to contingently redeemable noncontrolling interest	—	680	—	680	1,927
NET LOSS ATTRIBUTABLE TO GENERAL MOLY, INC.	$(2,677)	$(5,360)	$(5,834)	$(9,514)	$(118,554)
Basic and diluted net loss attributable to General Moly per share of common stock	$(0.03)	$(0.06)	$(0.06)	$(0.10)
Weighted average number of shares outstanding — basic and diluted	91,223	90,750	91,199	90,749

COMPREHENSIVE LOSS	$(2,677)	$(5,360)	$(5,834)	$(9,514)	$(118,554)

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOLY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited — In thousands)

	Six Months Ended		January 1, 2002 (Inception of Exploration Stage) to
	June 30, 2012	June 30, 2011	June 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(5,834)	$(10,194)	$(120,481)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	209	198	1,853
Interest expense	128	126	542
Equity compensation for employees and directors	995	1,282	17,807
(Increase) in deposits, prepaid expenses and other	(22)	(291)	(35)
Increase (Decrease) in accounts payable and accrued liabilities	777	(2,655)	(6,526)
Increase (Decrease) in post closure reclamation and remediation costs	40	(12)	418
Write downs of development and deposits	—	3,403	8,819
Services and expenses paid with common stock	—	—	1,990
Repricing of warrants	—	—	965
(Increase) in restricted cash held for electricity transmission	—	—	(12,005)
Net cash used by operating activities	(3,707)	(8,143)	(106,653)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase and development of mining properties, land and water rights	(7,161)	(4,743)	(127,983)
Deposits on property, plant and equipment	(2,319)	(6)	(70,226)
Proceeds from option to purchase agreements	300	585	1,450
Purchase of securities	—	—	(137)
Increase in restricted cash held for reclamation bonds	—	—	(642)
Cash provided by sale of marketable securities	—	—	246
Net cash used by investing activities	(9,180)	(4,164)	(197,292)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock, net of issuance costs	559	19,412	228,278
Net (decrease) increase in leased assets	(75)	(99)	57
Payments for debt issuance costs	(104)	(1,310)	(3,240)
Proceeds from debt	—	—	10,000
Cash proceeds from POS-Minerals Corporation	—	—	100,000
Cash paid to POS-Minerals Corporation for purchase price adjustment	—	—	(2,994)
Net cash provided by financing activities	380	18,003	332,101
Net increase (decrease) in cash and cash equivalents	(12,507)	5,696	28,156
Cash and cash equivalents, beginning of period	40,709	53,571	46
Cash and cash equivalents, end of period	$28,202	$59,267	$28,202
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Equity compensation capitalized as development	$289	$112	$6,747
Accrued portion of advance royalties	5,200	—	14,150
Accrued portion of capitalized debt issuance costs	2,000	—	2,000
Restricted cash held for reclamation bond acquired in an acquisition	—	—	491
Post closure reclamation and remediation costs and accounts payable assumed in an acquisition	—	—	263
Common stock and warrants issued for property and equipment	—	—	1,586
Accrued portion of payments to the Agricultural Sustainability Trust	—	—	4,000

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

We were in the exploration stage from January 1, 2002 until October 4, 2007, when our Board of Directors (“Board”) approved the development of the Mt. Hope molybdenum property (“Mt. Hope Project”) in Eureka County, Nevada.  The Company is now in the development stage and is currently proceeding with the development of the Mt. Hope Project.  We are also conducting evaluation activities on our Liberty molybdenum property (“Liberty Project”) in Nye County, Nevada.

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

Pursuant to the terms of the LLC Agreement, POS-Minerals made its first and second cash contributions to the LLC totaling $100.0 million during the year ended December 31, 2008 (“Initial Contributions”).  Additional amounts will be due from POS-Minerals within 15 days after the date (“ROD Contribution Date”) that specified conditions (“ROD Contribution Conditions”) have been satisfied.  The ROD Contribution Conditions are (i) the receipt of major operating permits for the Mt. Hope Project, (ii) confirmation that the Record of Decision (“ROD”) from the United States Bureau of Land Management (“BLM”) for the Mt. Hope Project has become effective and (iii) any administrative or judicial appeals with respect thereto are final.  We are currently targeting the effective date of the ROD and the satisfaction of the other ROD Contribution Conditions to occur in the second half of this year.  However, circumstances beyond our control, including reviewing agency delays or requests for additional information or studies, and requests for review or appeals of the BLM decision, could cause the effectiveness of the ROD and/or the satisfaction of the other ROD Contribution Conditions to be delayed.  Once the ROD is effective and financing is in place, we expect that production will begin approximately 20 - 24 months following initiation of project construction.

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

In addition, as commercial production, as defined in the LLC Agreement, at the Mt. Hope Project was not achieved by December 31, 2011, the LLC may be required to return to POS-Minerals $36.0 million of its contributions to the LLC, with no corresponding reduction in POS-Minerals’ ownership percentage.  Based on our current plan and assuming POS-Minerals has made its additional $56.0 million contribution within 15 days after the ROD Contribution Date, a payment to POS-Minerals of $36.0 million will be due 20 days after the commencement of commercial production.  We currently anticipate such payment being made during 2015.  If POS-Minerals does not make its additional $56.0 million contribution when due, no return of contributions is required by us.  Our wholly-owned subsidiary and 80% owner of the LLC, Nevada Moly, LLC (“Nevada Moly”), is obligated under the terms of the LLC Agreement to make capital contributions to fund the return of contributions to POS-Minerals, if required.  If Nevada Moly does not make these capital contributions, POS-Minerals has an election to either make a secured loan to the LLC to fund the return of contributions, or receive an additional interest in the LLC of approximately 5%.  In the latter case, our interest in the LLC is subject to dilution by a percentage equal to the ratio of 1.5 times the amount of the unpaid contributions over the aggregate amount of deemed capital contributions (as determined under the LLC Agreement) of both parties to the LLC (“Dilution Formula”).  At June 30, 2012, the aggregate amount of deemed capital contributions of both parties was $880.0 million.

Furthermore, the LLC Agreement permits POS-Minerals to put its interest in the LLC to Nevada Moly after a change of control of Nevada Moly or the Company, as defined in the LLC Agreement, followed by a failure to use standard mining industry practice in connection with development and operation of the Mt. Hope Project as contemplated by the parties for a period of 12 consecutive months.  If POS-Minerals puts its interest, Nevada Moly or its transferee or surviving entity would be required to purchase the interest for 120% of POS-Minerals’ contributions to the LLC plus 10% interest per annum.

The Initial Contributions totaling $100.0 million that were made by POS-Minerals during 2008 were expended by the second quarter of 2009 in connection with the program and budget requirements of the Mt. Hope Project.  Nevada Moly is required, pursuant to the terms of the LLC Agreement, to advance funds required to pay costs for the development of the Mt. Hope Project that exceed the Initial Contributions until the ROD Contribution Date, at which point the contributions described above to be made by POS-Minerals will be applied to reimburse us for POS-Minerals’ share of such development costs.  All costs incurred after the ROD Contribution Date will be allocated and funded pro rata based on each party’s ownership interest.  POS-Minerals’ share of such development costs amounted to approximately $39.4 million as of June 30, 2012.  The interest of a party in the LLC that does not make its pro rata capital contributions to fund costs incurred after the ROD Contribution Date is subject to dilution based on the Dilution Formula.

NOTE 2 — LIQUIDITY AND CAPITAL REQUIREMENTS AND RESTRUCTURING

Our consolidated cash balance at June 30, 2012, was $28.2 million compared to $40.7 million at December 31, 2011.  The cash needs for the development of the Mt. Hope Project require that we and/or the LLC finalize the financing described below and receive the additional capital contributions from POS-Minerals.

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

Agreements with Hanlong (USA) Mining Investment Inc.

We have signed a series of agreements (the “Hanlong Transaction”) with Hanlong (USA) Mining Investment, Inc. (“Hanlong”), an affiliate of Sichuan Hanlong Group Limited, a large privately held Chinese company.  The agreements described below form the basis of a $745 million transaction that is intended to provide the Company with adequate capital to contribute its 80% share of costs to develop the Mt. Hope Project.  The agreements include:  (a) a Securities Purchase Agreement that provides for the sale to Hanlong of shares of our common stock in two tranches that will aggregate 25% of our outstanding stock on a fully diluted basis for $80 million ($40 million per tranche), conditioned upon us receiving permits for Mt. Hope and Hanlong’s use of commercially reasonable efforts to procure a $665 million loan from a Prime Chinese Bank for our use in constructing Mt. Hope; (b) a Bridge Loan whereby Hanlong will provide up to $20 million to the Company to preserve liquidity until permits are received; (c) a Stockholder Agreement that provides Hanlong representation on our Board of Directors (“Board”) and the LLC management committee, governs how Hanlong will vote its shares of the Company and limits Hanlong’s ability to purchase or dispose of our securities; and (d) a long-term molybdenum supply off-take agreement, which requires Hanlong to purchase the Company’s entire share of the Mt. Hope molybdenum production above that necessary for the Company to meet its existing supply commitments until the expiration of those commitments.

The Securities Purchase Agreement (“Purchase Agreement”)

Stock Purchase.  The Purchase Agreement provides, subject to its terms and conditions, for the purchase by Hanlong of $80.0 million of our common stock, or approximately 27.5 million shares, which will equal 25% of our common stock on a fully-diluted basis.

The Purchase Agreement has been amended five times including:  (1) a July 30, 2010 amendment extending the deadline for obtaining Chinese government approvals by two months to October 13, 2010, as well as extending the Company’s deadline for publishing its Draft Environmental Impact Statement (“DEIS”) and receiving its ROD (“ROD Condition”) to February 28, 2011, and November 30, 2011, respectively.  Hanlong has received Chinese government approvals for its equity investment in us and our DEIS has been published; (2) an October 26, 2010 amendment setting the closing of Hanlong’s purchase of the first $40.0 million tranche of equity for December 20, 2010 and eliminating the condition that required us to have our DEIS published prior to closing this funding; (3) a December 20, 2010 amendment that made certain non-substantive changes in connection with the closing of the first tranche of Hanlong’s equity investment (“Tranche 1”); (4) a July 7, 2011 amendment that eliminated the deadline for publication of the DEIS, extended the ROD deadline from November 30, 2011 to the earlier of nine months following DEIS publication or September 30, 2012, extended Hanlong’s commitment to make available the Term Loan from two months following the ROD to nine months following the ROD, provided the ability for the Company to extend the ROD Condition date to the earlier of 12 months following DEIS publication and December 30, 2012 (“ROD Condition Extension”), and extended the maturity date of the Bridge Loan to the earlier of (i) 270 days after the issuance of the ROD, (ii) the date on which the Purchase Agreement terminates, and (iii) the earlier of December 31, 2012 and the availability of the Term Loan; and (5) a June 14, 2012 amendment that provided notice to Hanlong that the Company does not expect the BLM to issue the ROD before September 2, 2012 and does expect the ROD to be issued prior to December 2, 2012 and further provides notice that the Company wishes to utilize the ROD Condition Extension, thereby amending the date by which the ROD must be issued to December 2, 2012.

The Purchase Agreement may be terminated by either party (provided the terminating party is not in default) if the closing of the second tranche (“Tranche 2”) has not occurred on or before the earlier of September 30, 2012 (unless the parties have agreed to the ROD Condition Extension, in which case the date shall be December 31, 2012) or 12 months after the issuance of the ROD.

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

Break Fees.  A break fee is payable by both the Company and Hanlong if the Purchase Agreement terminates because of the failure of certain conditions.  A break fee of $10.0 million is payable to the Company if the Purchase Agreement is terminated because Hanlong fails to obtain necessary Chinese government approvals, which may be offset against any balances owed by the Company under the Bridge Loan.  A break fee of $5.0 million is payable to Hanlong if the ROD is not timely received or the condition waived and the Purchase Agreement is terminated.  The Company’s break fee may be increased by $5.0 million if the Purchase Agreement is terminated and the Company has violated the “no-shop” provisions of the Purchase Agreement.  The break fees may also be increased by up to $2.0 million, in addition to the payment of $2.0 million by the Company, if the Company requests and Hanlong grants an extension concerning the ROD deadline (the “ROD Extension Fee”).  Any such fee would be credited against the arrangement fee described below.  As the achievement of ROD by the September 2, 2012 deadline is now less than probable, a $2.0 million ROD Extension Fee has been accrued as of June 30, 2012, and is included in capitalized debt issuance costs.  The break fee payable by the Company to Hanlong may be paid in cash, or, in certain circumstances, in shares of our common stock at our option.  If paid in shares, the price would be the volume weighted average of our common stock on the NYSE Amex for the five days ending six days after the announcement of the termination.  On January 9, 2012, the Company and Hanlong executed an Option Agreement concerning the payment date for the ROD Extension Fee under the Purchase Agreement, for no consideration.  The option must be exercised on or before December 31, 2012.  On June 14, 2012, the Company exercised the option, thereby amending the Purchase Agreement to extend payment of the ROD Extension Fee from December 2012 until April 30, 2013.

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

Bridge Loan

Hanlong agreed to provide a $20.0 million Bridge Loan to the Company, available in two equal $10.0 million tranches.  On April 28, 2010, we drew down the first $10.0 million tranche.  The second tranche became available after receiving stockholder approval of the Hanlong Transaction.  The first tranche of the Bridge Loan bears interest at a rate tied to the London Interbank Offered Rate (“LIBOR”) plus 2% per annum.  The second tranche of the Bridge Loan will bear interest at 10% per annum and is undrawn.  The Bridge Loan will be repaid from the proceeds of the Term Loan.  The second tranche may also be repaid at the Company’s election, in shares of the Company’s common stock.  If paid in shares, the price would be the volume weighted average of the Company’s shares on the NYSE Amex for a five-day period after public announcement of the event that required repayment.  The Company may offset its right to receive the break fee against its obligations to repay borrowings under the Bridge Loan.  On January 9, 2012, the Company and Hanlong executed a second Option Agreement concerning the Bridge Loan Agreement.  On June 14, 2012, the Company exercised the option, thereby amending the Bridge Loan Agreement for no consideration to extend the maturity date of the Bridge Loan from December 31, 2012 until

April 30, 2013.  The option also has the effect of potentially extending the availability of the undrawn $10.0 million second tranche to April 30, 2013 since the availability of the second tranche ends the earliest of the Tranche 2 closing date, the maturity of the Bridge Loan and the first borrowing under the Term Loan.

The outstanding balance of the Bridge Loan and related accrued interest are recorded as a current liability as of June 30, 2012 as the latest available maturity date of the Bridge Loan is April 30, 2013.  The Bridge Loan and our obligation to pay a break fee to Hanlong under the Purchase Agreement are secured by a pledge by us of a 10% interest in the LLC.

Chinese Bank Term Loan

Hanlong is obligated to use commercially reasonable efforts to procure a Term Loan in an amount of at least $665.0 million.  The Term Loan is expected to bear interest at a rate tied to the LIBOR plus a spread of between 2% and 4% per annum.  The Purchase Agreement provides that the Term Loan will have customary covenants and conditions; however, the terms of the Term Loan have not yet been negotiated with the lender and we have no assurance as to the final terms of the Term Loan.  On February 16, 2012, the Company announced China Development Bank (“CDB”) had confirmed the basic terms underlying a proposed $665.0 million term loan to finance the Company’s 80% share of development costs for the Mt. Hope project, including a CDB intention to lend $399.0 million and arrange a consortium of Chinese and international banks to fund the balance of $266.0 million.  The Term Loan is anticipated to carry a maturity of 12 years including a 30 month grace period to allow for the construction of the Mt. Hope Project.  The interest rate will remain subject to market conditions and Chinese government policy.  The Company and Hanlong are continuing to work with CDB with a target of having the Term Loan completed, approved and available to the Company upon receipt of Mt. Hope’s operating permits.  Hanlong or an affiliate is obligated to guarantee the Term Loan.  When funds can be drawn by the Company under the Term Loan, the Company will pay a $15.0 million arrangement fee to Hanlong who will pay fees and expenses associated with the Term Loan before the Term Loan Closing, including those charged by the Chinese bank.

Hanlong Letter of Intent

On July 31, 2012, the Company and Hanlong signed a non-binding letter of intent (“LOI”) under which Hanlong agreed to provide or arrange a credit facility not to exceed $125.0 million to assist the Company in financing capital cost increases, which are discussed in Management’s Discussion & Analysis.  The LOI contemplates the negotiation and signing of a definitive agreement concerning the credit facility.  Under the LOI, Tranche A in the amount of $75.0 million would be available to the Company during the Mt. Hope Project’s construction period.  Tranche B, in the amount of $50.0 million, would be available during the six month period following construction.  Tranche A of the $125.0 million facility can be reduced to the extent equipment is leased by the Company.  In exchange for the facility, the Company will pay a fee to Hanlong in the amount of $6.3 million, payable at closing of the Term Loan, and will issue warrants with a 2.5 year maturity to purchase ten million shares of the Company’s common stock.  The warrants will be priced at a 15% premium to the 10 day volume weighted average price before the signing of a definitive loan agreement under the LOI.  If the Tranche 2 purchase of stock under the Purchase Agreement occurs and the warrants are exercised, Hanlong would own approximately 31% of our outstanding shares.  Both tranches will mature 5 years after the achievement of commercial production at the Mt. Hope Project and will have mandatory payments of 50% of the Company’s semi-annual free net cash flow after debt service payments on the Term Loan and any other Mt. Hope Project funding requirements.  The facility will be subordinated to the Term Loan, will have covenants similar to the Term Loan, and will bear interest at 6-month LIBOR plus 4%, with interest paid semi-annually.  The parties intend to negotiate a binding agreement on or before October 26, 2012 and the Company has agreed not to seek competitive financing until the signing of the binding agreement.

Cash Conservation Plan

The Company continues to operate under a cash conservation plan implemented in March 2009 designed to reduce expenditures and conserve cash in order to maximize financial flexibility until all permits are issued and project funding becomes available.

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

Based on our current plan, expected timetable, and the results of such negotiations, we expect to make additional payments on milling process equipment orders of approximately $1.4 million in 2012 and $13.0 million in 2013.  Based on payments made in 2009, 2010, and 2011 and upon making the final payments in 2012 and early 2013 for the gyratory crusher, SAG and ball mills and related electric mill drives, and some other long-lead equipment, we will own this equipment.  Early next year, the Company has commitments for milling process equipment orders of approximately $13.0 million.  If the key milestone of ROD is not achieved by the 1st quarter of 2013, and if no additional financing has been arranged, the payment terms for these orders would have to be renegotiated.  Payment terms on these orders have been extended in previous years, and the Company is confident that renegotiation with extended terms would again be likely.

On February 28, 2012, the LLC issued a firm purchase order for 18 haul trucks.  The order provides for delivery of those haul trucks required to perform initial mine development, currently scheduled for the second half of 2013.  A non-refundable down-payment of $0.6 million was made at the time of order with an additional $0.6 million due 12 months prior to truck shipment, but the contract is cancellable with no further liability to the LLC up until the time the trucks are shipped in early 2014.  All deposits are non-refundable.

On June 25, 2012, the LLC issued a firm purchase order for four mine production drills.  A non-refundable down-payment of $0.5 million is due 12 months prior to shipment, but the contract is cancellable with no further liability to the LLC up until the time the drills are shipped in early 2014.

At June 30, 2012, our contract to purchase two electric shovels expired.  We signed a new Letter of Intent with the vendor providing for the opportunity to purchase the electric shovels at prices consistent with the expired contract, less a special discount in the amount of $3.4 million to provide credit to the Company for amounts paid as deposits under the expired contract.  The agreement’s equipment pricing will remain subject to inflation indexes and guarantees production slots to ensure that the equipment is available when required by the Company.  The Company anticipates issuing a new purchase order by mid- 2013, at which time a down payment of approximately $6 million will be required.

The cash conservation plan reduced our total cash utilization for general administrative and overhead expenses to approximately $1 million per month, inclusive of maintenance costs at the Liberty Project.  Such ongoing costs, combined with the $1.4 million in process equipment commitments noted above and the $9.0 million in construction royalty advances described in Note 10 — “Commitments and Contingencies” comprise the spending requirements the Company has in place through the end of 2012 without restarting the project.  Based on our current cash on hand and this ongoing cash conservation plan, the Company expects it will have adequate liquidity through the restart of the project and execution of the financing plan.

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

Accounting Method

Our financial statements are prepared using the accrual basis of accounting in accordance with GAAP.  With the exception of the LLC, all of our subsidiaries are wholly owned.  In February 2008, we entered into the LLC Agreement, which established our ownership interest in the LLC at 80%.  These interim statements include all of our wholly owned subsidiaries and the LLC.  The POS-Minerals contributions attributable to their 20% interest are shown as Contingently Redeemable Noncontrolling Interest on the Consolidated Balance Sheet.  For certain periods presented, the LLC had net operating expenses and, accordingly, the net loss attributable to contingently redeemable noncontrolling interest is reflected separately on the Consolidated Statement of Operations.

Contingently Redeemable Noncontrolling Interest (“CRNCI”)

On January 1, 2009, we adopted Financial Accounting Standards Board (“FASB”) authoritative guidance related to Noncontrolling Interests in Consolidated Financial Statements, the provisions of which, among others, require the recognition of a noncontrolling interest (previously referred to as minority interest), as a component of equity in the consolidated financial statements and separate from the parent’s equity for all periods presented. In addition, the amount of net income or loss attributable to the noncontrolling interest is included in net income or loss on the face of the consolidated statement of operations.  Under GAAP, certain noncontrolling interests in consolidated entities meet the definition of mandatorily redeemable financial instruments if the ability to redeem the interest is outside of the control of the consolidating entity.  As described in Note 1 — “Description of Business”, the LLC Agreement permits POS-Minerals the option to put its interest in the LLC to Nevada Moly upon a change of control, as defined in the LLC Agreement, followed by a failure to use standard mining industry practice in connection with development and operation of the Mt. Hope Project as contemplated by the parties for a period of 12 consecutive months.  As such, the CRNCI has continued to be shown as a separate caption between liabilities and equity (mezzanine section).  The carrying value of the CRNCI reflects the investment of the noncontrolling interest, less losses attributable to the interest.

Estimates

The process of preparing consolidated financial statements requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses.  Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements.  Accordingly, upon settlement, actual results may differ from estimated amounts.

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company’s cash equivalent instruments are classified within Level 1 of the fair value hierarchy established by FASB guidance for Fair Value Measurements because they are valued based on quoted market prices in active markets.  These cash instruments included $20.0 million in U.S. Treasury securities at June 30, 2012.

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

Basic and Diluted Net Loss Per Share

Net loss per share was computed by dividing the net loss attributable to General Moly, Inc. by the weighted average number of shares outstanding during the period.  The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  Outstanding warrants to purchase 1,000,000 and 1,000,000  shares of common stock, options to purchase 1,364,991 and 2,484,990 shares of common stock, and unvested stock awards totaling 700,862 and 439,530 at June 30, 2012, and 2011, respectively, and 1,234,945 and 797,605 shares under Stock Appreciation Rights at June 30, 2012, and 2011, respectively, were not included in the computation of diluted loss per share for the three and six months ended June 30, 2012, and 2011, respectively, because to do so would have been anti-dilutive.  Therefore, basic loss per share is the same as diluted loss per share.

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

The Company has capitalized royalty payments made to MHMI during the development stage.  The amounts will be applied to production royalties owed upon the commencement of production.

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

At June 30, 2012 and 2011, accumulated depreciation and amortization was $1.6 and $1.2 million, respectively, of which $1.3 and $0.9 million, respectively, was capitalized.

Provision for Taxes

Income taxes are provided based upon the asset and liability method of accounting.  Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end.  In accordance with authoritative guidance under Accounting Standards Codification (“ASC”) 740, Income Taxes, a valuation allowance is recorded against the deferred tax asset if management does not believe the Company has met the “more likely than not” standard to allow recognition of such an asset.

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

Debt

The Company has determined that the Bridge Loan is a Level 3 financial instrument because it includes unobservable inputs to its fair value analysis. We have utilized the discounted cash flow income approach to calculate the fair value of the Bridge Loan liability as of June 30, 2012. Inputs to this valuation are as follows:

Interest Rate	LIBOR plus 4.25%
Discount Rate	8%
Term to Maturity	10 months
Principal Amount	$10.0 million

The Interest Rate was determined based on recent equipment financing terms quoted to the Company. The Discount Rate is consistent with that used in the Company’s long term operational plans. The Term to Maturity is the expected remaining duration of the Bridge Loan as of June 30, 2012. Based on the inputs above, the fair value of the Bridge Loan at June 30, 2012 was $10.6 million compared to a recorded value of $10.5 million, including accrued interest.

The fair value calculation would change based on changes to unobservable inputs such as the implicit interest rate. An increase of 1% in the implicit interest rate would increase the fair value of the Bridge Loan by $0.2 million.

There have been no changes in the method used to calculate the fair value of the Bridge Loan during the period.

Debt Issuance Costs

The Company has capitalized certain costs such as technical due diligence, related legal fees, and advances against the arrangement fee in the amount of $5.2 million incurred in direct pursuit of the Term Loan based on our belief that it is more probable than not that the Company will receive the Term Loan.  A portion of these costs were incurred on behalf of Hanlong and will be offset against the $15.0 million arrangement fee to be paid by the Company to Hanlong upon the closing of the Term Loan.  These costs will be amortized over the life of the Term Loan using the effective interest method once the Term Loan has been made available.

Comprehensive Loss

For the three months ended June 30, 2012, and 2011, respectively, the Company’s comprehensive loss was equal to the respective net loss for each of the periods presented.

Recently Adopted Accounting Pronouncements

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

NOTE 4 — MINING PROPERTIES, LAND AND WATER RIGHTS

We currently have interests in two mining properties that are the primary focus of our operations.  The Mt. Hope Project is currently in the development stage and the Liberty Property is in the exploration and evaluation stage.  We also have certain other, non-core, mining properties that are being evaluated for future exploration or sale.  The following is a summary of mining properties, land and water rights at June 30, 2012 and December 31, 2011 (in thousands):

	At June 30, 2012	At December 31, 2011
Mt. Hope Project:
Development costs	$107,338	$99,984
Mineral, land and water rights	10,526	10,526
Advance Royalties	27,800	22,600
Total Mt. Hope Project	145,664	133,110
Total Liberty Property	9,728	9,733
Other Properties	889	889
Total	$156,281	$143,732

On June 26, 2009, the Company and Josephine Mining Corp. (“JMC”), a privately-owned Canadian company whose president is a related party to a member of the Company’s Board, entered into an Option to Purchase Agreement for the Company’s non-core Turner Gold property, a multi-metallic property located in Josephine County, Oregon, which the Company had acquired in 2004.  JMC paid $0.1 million upon entering into the agreement, an additional $0.3 million in January 2011, and an additional $0.3 million in December 2011, which are non-refundable and will be applied to the purchase price at the completion of the agreement. The $0.7 million has been recorded as a deferred gain pending completion of the purchase.  A final payment of $1.35 million is due at the earlier of September 28, 2012 or upon receipt by JMC of all permits and approvals necessary to commence mining operations plus three months.  The periodic payments allow JMC certain exploratory rights.  Ownership of the Turner Gold property will transfer to JMC upon the final payment. The Company will also retain a production royalty of 1.5% of all net smelter returns on future production from the property, should JMC acquire the property.  The book value of the Company’s investment in the Turner Gold property is approximately $0.8 million.

On March 8, 2010, the Company and Ascot USA, Inc. (“Ascot”), a Washington corporation, entered into an Option to Purchase Agreement for the Company’s non-core Margaret property, an undivided 50% interest in the reserved mineral rights and all of the Company’s interest in the 105 unpatented mining claims comprising the Red Bonanza Property, situated in the St. Helens Mining District, Skamania County, Washington.  The Company acquired the property in 2004.  Ascot paid $0.1 million upon entering into the agreement and an additional $0.3 million in May 2011.  Once made, each option payment is non-refundable.  The $0.4 million has been recorded as a deferred gain pending completion of the purchase.  The final installment payment of $1.6 million was due on or before June 8, 2012.  On May 30, 2012, the Company and Ascot executed an amendment allowing Ascot to extend the payment date for the third and final installment by making a payment of $335,000 on that date.  Of this amount, $300,000 shall apply to the purchase price with the remaining $35,000 considered a deferral fee.  The final payment of $1.3 million is due on or before October 10, 2012.  The periodic payments allow Ascot certain exploratory rights.  If Ascot makes all three of the installment payments, ownership of the Margaret property will transfer to Ascot upon the final payment.  The Company will also retain a production royalty of 1.5% of all net smelter returns on future production from the property, should Ascot acquire the property.  The Company carries no book value in the property.

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

Development costs and Deposits on project property, plant and equipment

As of June 30, 2012, development costs for the Mt. Hope Project amounted to $107.3 million including hydrology and drilling costs, expenditures to further the permitting process, capitalized salaries, project engineering costs, and other expenditures required to fully develop the Mt. Hope Project.  Deposits on project property, plant and equipment of $67.1 million represent ongoing progress payments on equipment orders for the custom-built grinding and milling equipment, related electric mill drives, and other processing equipment that require the longest lead times.

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

NOTE 5 — COMMON STOCK UNITS, COMMON STOCK AND COMMON STOCK WARRANTS

During the three and six months ended June 30, 2012, we issued 5,589 and 661,781 shares of common stock pursuant to stock awards under the 2006 Equity Incentive Plan.

All warrants outstanding at June 30, 2012 are exercisable at $5.00 per share once General Moly has received financing necessary for the commencement of commercial production at the Mt. Hope Project and will expire one year thereafter.

Pursuant to our Certificate of Incorporation, we are authorized to issue 200,000,000 shares of $0.001 par value common stock.  All shares have equal voting rights, are non-assessable and have one vote per share.  Voting rights are not cumulative and therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

NOTE 6 — PREFERRED STOCK

Pursuant to our Certificate of Incorporation we are authorized to issue 10,000,000 shares of $0.001 per share par value preferred stock.  The authorized but unissued shares of preferred stock may be issued in designated series from time to time by one or more resolutions adopted by the Board.  The Board has the authority to determine the preferences, limitations and relative rights of each series of preferred stock.  At June 30, 2012, and 2011, no shares of preferred stock were issued or outstanding.

NOTE 7 — EQUITY INCENTIVES

In 2006, the Board and shareholders of the Company approved the 2006 Equity Incentive Plan (“2006 Plan”) that replaced the 2003 Equity Incentive Plan (“2003 Plan”).  In May 2010, our shareholders approved an amendment to the 2006 Plan increasing the number of shares that may be issued under the plan by 4,500,000 shares to 9,600,000 shares.  The 2006 Plan authorizes the Board, or a committee of the Board, to issue or transfer up to an aggregate of 9,600,000 shares of common stock, of which 3,819,366 remain available for issuance as of June 30, 2012.  Awards under the 2006 Plan may include incentive stock options, non-statutory stock options, restricted stock units, restricted stock awards, and stock appreciation rights (“SARs”).  At the option of the Board, SARs may be settled with cash, shares, or a combination of cash and shares.  The Company settles the exercise of other stock-based compensation with newly issued common shares.

Stock-based compensation cost is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes option pricing model and is recognized as compensation ratably on a straight-line basis over the requisite vesting/service period.  As of June 30, 2012, there was $2.7 million of total unrecognized compensation cost related to share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.7 years.

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

For the Six Months Ended June 30:	2012
Expected Life *	3.5 to 5.5 years
Interest Rate+	0.39% to 2.84%
Volatility **+	86.39% to 95.57%
Dividend Yields	—
Weighted Average Fair Value of Stock Options Granted During the Year	$—
Weighted Average Fair Value of Stock Appreciation Rights Granted During the Year	$—

*	The expected life is the number of years that the Company estimates, based upon history, that options or SARs will be outstanding prior to exercise or forfeiture.
**

The Company’s estimates of expected volatility are principally based on the historic volatility of the Company’s common stock over the most recent period commensurate with the estimated expected life of the Company’s stock options and other relevant factors.

+

The interest rate and volatility used by the Company in calculating stock compensation expense represent the values in effect at the date of grant for all awards. These values are periodically updated for stock appreciation rights, which may be settled in cash to reflect the current market conditions.

At June 30, 2012, the aggregate intrinsic value of outstanding and exercisable (fully vested) options and SARs was $0.8 million and had a weighted-average remaining contractual term of 2.1 years.  The total intrinsic value of options exercised during the three and six months ended June 30, 2012 was $0.2 million.  No SARs were exercised during the three and six months ended June 30, 2012.

Restricted Stock Units and Stock Awards

Grants of restricted stock units and stock awards (“Stock Awards”) have been made to Board members, officers, and employees.  Stock Awards have been granted as performance based, earned over a required service period, or to Board members and the Company Secretary without any service requirement.  Time based grants for officers and employees generally vest and stock is received without restriction to the extent of one-third of the granted stock for each year following the date of grant.  Stock Awards issued to members of the Board and the Company Secretary that are fully vested at the time of issuance are recognized as compensation expense upon grant of the award.

The compensation expense recognized by the Company for Stock Awards is based on the closing market price of the Company’s common stock on the date of grant.  For the six months ended June 30, 2012, the weighted-average grant-date fair value for Stock Awards was $3.26.

Summary of Equity Incentive Awards

The following table summarizes activity under the Plans during the six months ended June 30, 2012:

	Stock Options		SARs		Stock Awards
	Weighted Average Exercise Price	Number of Shares Under Option	Weighted Average Strike Price	Number of Shares Under Option	Weighted Average Grant Price	Number of Shares
Balance at January 1, 2012	$5.46	2,484,990	$3.21	1,290,499	$5.39	615,763
Awards Granted	—	—	—	—	3.26	256,092
Awards Exercised or Earned	2.78	(610,000)	—	—	3.30	(166,439)
Awards Forfeited	—	—	4.11	(36,641)	3.80	(4,554)
Awards Expired	5.53	(509,999)	4.52	(18,913)	—	—
Balance at June 30, 2012	$6.14	1,364,991	$3.16	1,234,945	$4.69	700,862

Exercisable at June 30, 2012	$6.11	1,214,991	$1.68	472,893

A summary of the status of the non-vested awards as of June 30, 2012 and changes during the six months ended June 30, 2012 is presented below.

	Stock Options		SARs		Stock Awards
	Weighted Average Fair Value	Number of Shares Under Option	Weighted Average Fair Value	Number of Shares Under Option	Weighted Average Fair Value	Number of Shares
Balance at January 1, 2012	$6.25	155,000	$3.67	940,215	$5.39	615,763
Awards Granted	—	—	—	—	3.26	256,092
Awards Vested or Earned	1.69	(5,000)	1.32	(141,522)	3.30	(166,439)
Awards Forfeited	—	—	4.11	(36,641)	3.80	(4,554)
Balance at June 30, 2012	$6.40	150,000	$4.08	762,052	$4.69	700,862

Compensation Cost Recognized and Capitalized Related to Equity Incentives

Summary of Compensation Cost Recognized and Capitalized related to Equity Incentives for the Six Months Ended June 30 (in thousands):	2012	2011
Stock Options*	$1	$(60)
SARs
Performance based	185	168
Vesting over time	179	272
Stock Awards:
Performance based*	165	73
Vesting over time	226	131
Board of Directors and Secretary	528	810
Total	$1,284	$1,394
Included in:
Capitalized as Development	289	112
Expensed	995	1,282
	$1,284	$1,394

*

The Company recorded forfeitures during 2011 related to unvested options of terminated employees and performance-based restricted shares forfeited as a result of the failure to achieve certain associated milestones required for vesting.

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

NOTE 8 — CHANGES IN CONTINGENTLY REDEEMABLE NONCONTROLLING INTEREST AND EQUITY

	Activity for Six Months Ended
Changes in Contingently Redeemable Noncontrolling Interest (Dollars in thousands)	June 30, 2012	June 30, 2011
Total Contingently Redeemable Noncontrolling Interest December 31, 2011, & 2010, respectively	$98,073	$98,753
Less: Net Loss Attributable to Contingently Redeemable Noncontrolling Interest	—	680
Total Contingently Redeemable Noncontrolling Interest June 30, 2012, and 2011, respectively	$98,073	$98,073

	Activity for Six Months Ended
Changes in Equity	June 30, 2012	June 30, 2011
Common stock:
At beginning of period	91	85
Stock Awards	—	6
At end of period	91	91

Additional paid-in capital:
At beginning of period	255,894	234,517
Exercised options	559	356
Exercised warrants	—	19,051
Stock based compensation	1,284	1,394
At end of period	257,737	255,318
Accumulated deficit:
At beginning of period	(112,933)	(98,165)
Consolidated net loss	(5,834)	(9,514)
At end of period	(118,767)	(107,679)

Total Equity June 30, 2012, and 2011, respectively	$139,061	$147,730

NOTE 9 — INCOME TAXES

At June 30, 2012, and December 31, 2011, we had deferred tax assets principally arising from the net operating loss carry-forwards for income tax purposes multiplied by an expected rate of 35%. As management of the Company cannot determine that it is more likely than not that we will realize the benefit of the deferred tax assets, a valuation allowance equal to the net deferred tax asset has been established at June 30, 2012, and December 31, 2011. The significant components of the deferred tax asset at June 30, 2012, and December 31, 2011 were as follows (in thousands):

	June 30, 2012	December 31, 2011
Operating loss carry forward	$162,945	$143,412
Unamortized exploration expense	11,071	11,546
Fixed asset depreciation	178	109
Deductible stock based compensation	4,141	3,835
Other	241	251
Deductible temporary difference	$178,576	$159,153
Taxable temporary difference — Investment in Eureka Moly, LLC	$(71,491)	$(64,979)
Net deductible temporary difference	$107,085	$94,174
Deferred tax asset	$37,480	$32,961
Deferred tax asset valuation allowance	$(37,480)	$(32,961)
Net deferred tax asset	$—	$—

At June 30, 2012, and December 31, 2011 we had net operating loss carry forwards of approximately $163.0 million and $143.4 million, respectively, which expire in the years 2017 through 2032.  The carry forward amounts as of June 30, 2012, reflect $7.1 million in operating losses acquired in the acquisition of the Liberty Project that the Company anticipates will be recoverable prior to their expiration.  The change in the allowance account from December 31, 2011 to June 30, 2012 was $4.5 million.

As of June 30, 2012 and 2011, the Company had no unrecognized tax benefits.  There was no change in the amount of unrecognized tax benefits as a result of tax positions taken during the year or in prior periods or due to settlements with taxing authorities or lapses of applicable statues of limitations.  The Company is open to federal and state tax audits until the applicable statutes of limitations expire.

NOTE 10 — COMMITMENTS AND CONTINGENCIES

Mt. Hope Project

The Mt. Hope Lease Agreement (“Lease Agreement”) with MHMI may be terminated upon the expiration of its 30-year term, earlier at the election of the LLC, or upon a material breach of the agreement and failure to cure such breach.  If the LLC terminates the lease, termination is effective 30 days after receipt by MHMI of written notice to terminate the Mt. Hope Lease and no further payments would be due to MHMI.  In order to maintain the lease, the LLC must pay certain deferral fees and advance royalties as discussed below.

The Lease Agreement requires a payment of 3% of certain construction capital costs, defined in the Lease Agreement as the Capital Construction Cost Estimate (the “Estimate”).  The Estimate payment is treated as an Advance Royalty payment under the Lease Agreement.  The LLC is obligated to pay a portion of the Estimate each time capital is raised for the Mt. Hope Project based on 3% of the expected capital to be used for those certain construction capital costs defined in the lease.  Through June 30, 2012, we have paid $13.7 million of the total Estimate.  We paid $0.6 million in early 2011 as a result of the exercise of outstanding warrants and another $9.0 million in October 2011.  Based on the Lease Agreement, an additional $9.0 million must be paid on or before October 19, 2012.  Furthermore, a final Estimate payment will be due following the commencement of commercial production, after as-built costs are definitively determined.  Based on the revised capital estimate discussed in Management’s Discussion & Analysis below, and the current timeline for the commencement of commercial production, the Company estimates that an additional $4.2 million will be due during the second half of 2015.  Both the $9.0 million and the $4.2 million have been accrued as of June 30, 2012.

The LLC is also obligated to make a minimum annual advance royalty (“Annual Advance Royalty”) of $0.5 million each October 19 following the payment in October of 2012, for any year wherein commercial production has not been achieved or the Production Royalty (as hereinafter defined) is less than $0.5 million.  As commercial production is not anticipated to commence until 2015, the Company has accrued $1.0 million in Annual Advance Royalty payments which will be due in two $0.5 million installments in 2013 and 2014.  The Estimate and the Annual Advance Royalty are collectively referred to as the “Advance Royalties.”  All Advance Royalties are credited against the MHMI Production Royalties once the mine has achieved commercial production.  After the mine begins production, the LLC estimates that the Production Royalties will be in excess of the Annual Advance Royalties for the life of the project and, further, the Estimate will be credited against MHMI Production Royalties at the rate of 50% of Production Royalties on an annual basis until fully consumed.

Deposits on project property, plant and equipment

At June 30, 2012, we have active orders with varying stages of fabrication on milling process equipment comprised of two 230kV primary transformers and substation, a primary crusher, a semi-autogenous mill, two ball mills, and various motors for the mills.  We have suspended fabrication on 16 flotation cells, lime slaking equipment, hydrocyclones, and other smaller milling process equipment with the ability to re-initiate fabrication at any time.  The LLC terminated the fabrication of two multi-hearth molybdenum roasters and has received finished goods of the partially completed order.  We plan to re-establish a new purchase order with this manufacturer as financing becomes available and equipment procurement is restarted under then current market terms and conditions.

The following table sets forth the LLC’s cash commitments under mining and milling equipment contracts (collectively, “Purchase Contracts”) at June 30, 2012, (in millions):

Year	As of June 30, 2012
2012	1.4
2013 and thereafter	13.0
Total (1)	$14.4

(1)                                On February 28, 2012, the LLC issued a firm purchase order for 18 haul trucks.  The order provides for delivery of those haul trucks required to perform initial mine development, currently scheduled for the second half of 2013.  A non-refundable down-payment of $0.6 million was made at the time of order with an additional $0.6 million due 12 months prior to truck shipment, but the contract is cancellable with no further liability to the LLC up until the time the trucks are shipped.

On June 25, 2012, the LLC issued a firm purchase order for 4 mine production drills.  A non-refundable down-payment of $0.5 million is due 12 months prior to shipment, but the contract is cancellable with no further liability to the LLC up until the time the drills are shipped.

At June 30, 2012, our contract to purchase two electric shovels expired.  We signed a new letter of intent with the vendor providing for the opportunity to purchase the electric shovels at prices consistent with the expired contract, less a special discount in the amount of $3.4 million to provide credit to the Company for amounts paid as deposits under the expired contract.  The agreement’s equipment pricing will remain subject to inflation indexes and guarantees production slots to ensure that the equipment is available when required by the Company.

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

Obligations under capital and operating leases

We have contractual obligations under capital and operating leases that will require a total of $0.4 million in payments over the next three years.  Assets under capital lease relate to light vehicles leased by the Company for use in operations.  Operating leases consist primarily of rents on office facilities and office equipment.  Our expected payments are $0.3 million, $0.1 million and nil for the years ended December 31, 2012, 2013, and 2014, respectively.  We incurred charges of approximately nil for the three and six months ended June 30, 2012 in amortization on assets under capital lease.

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

The Trust may be funded by the LLC over several years based on the achievement of certain milestones, which are considered probable, and as such $4.0 million has been accrued in the Company’s June 30, 2012, financial statements and is included in mining properties, land, and water rights.

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

Water Rights Considerations

In addition to working to complete the Environmental Impact Study (“EIS”), we recently finalized the transfer of water rights to mining use.  In March 2009, we were initially granted our water applications in a Ruling by the Nevada State Engineer (“State Engineer”).  However, that Ruling was appealed and in April 2010, a Nevada State District Court set aside the Ruling on procedural grounds and remanded the matter for another hearing by the State Engineer.

On July 15, 2011, the State Engineer issued a second Ruling granting the Company’s water right applications.  That Ruling was appealed in August 2011 by Eureka County and two other parties comprised of three individual water rights holders in Diamond Valley and one in Kobeh Valley.  The appeals were heard on April 3, 2012 before the Nevada State District Court.  On June 14, 2012, the Nevada State District Court denied the appeals and affirmed the State Engineer’s Ruling.  Further, the State Engineer issued all water permits on December 14, 2011 and certain amended permits on January 4, 2012, and the water became available for use at the Mt. Hope Project following the State Engineer’s approval of the Company’s Monitoring, Management and Mitigation Plan (“3M Plan”) on June 6, 2012.

On July 10 and 11, 2012, respectively, Eureka County and two other parties comprised of one individual water rights holder in Diamond Valley and one in Kobeh Valley filed Notices of Appeal, appealing to the Nevada Supreme Court the Nevada State District Court’s Order denying their appeals of the State Engineer’s July 2011 Ruling.  We are confident that the Nevada Supreme Court will uphold the Nevada State District Court’s Order which denied all appeals of the State Engineer’s Ruling.

On July 5, 2012, the same two individual water rights holders appealing the Nevada State District Court’s Order to the Nevada Supreme Court filed an appeal of the State Engineer’s approval of the Company’s 3M Plan to the same Nevada State District Court.  Eureka County did not appeal the approved 3M Plan.  We anticipate a favorable Nevada State District Court decision upholding the 3M Plan.

Notwithstanding these further appeals, the water remains available to the Company, as described above, for use at the Mt. Hope Project.

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

NOTE 11 — SUBSEQUENT EVENTS

On July 10 and 11, 2012, respectively, Eureka County and two other parties comprised of one individual water rights holder in Diamond Valley and one in Kobeh Valley filed Notices of Appeal, appealing to the Nevada Supreme Court the Nevada State District Court’s Order denying their appeals of the State Engineer’s July 2011 Ruling.  We are confident that the Nevada Supreme Court will uphold the Nevada State District Court’s Order which denied all appeals of the State Engineer’s Ruling.

On July 5, 2012, the same two individual water rights holders appealing the Nevada State District Court’s Order to the Nevada Supreme Court filed an appeal of the State Engineer’s approval of the Company’s 3M Plan to the same Nevada State District Court.  Eureka County did not appeal the approved 3M Plan.  We anticipate a favorable Nevada State District Court decision upholding the 3M Plan.

Hanlong Letter of Intent.  On July 31, 2012, the Company and Hanlong signed a non-binding Letter of Intent (“LOI”) under which Hanlong agreed to provide or arrange a credit facility not to exceed $125.0 million to assist the Company in financing capital cost increases, which are discussed above.  The LOI contemplates the negotiation and signing of a definitive agreement concerning the credit facility.  Under the LOI, Tranche A in the amount of $75.0 million would be available to the Company during the Mt. Hope Project’s construction period.  Tranche B, in the amount of $50.0 million, would be available during the six month period following construction.  Tranche A of the $125.0 million facility can be reduced to the extent equipment is leased by the Company.  In exchange for the facility, the Company will pay a fee to Hanlong in the amount of $6.3 million, payable at closing of the Term Loan, and will issue warrants with a 2.5 year maturity to purchase ten million shares of the Company’s common stock.  The warrants will be priced at a 15% premium to the 10 day volume weighted average price before the signing of a definitive loan agreement under the LOI.  If the Tranche 2 purchase of stock under the Purchase Agreement occurs and the warrants are exercised, Hanlong would own approximately 31% of our outstanding shares.  Both tranches will mature 5 years after the achievement of commercial production at the Mt. Hope Project and will have mandatory payments of 50% of the Company’s semi-annual free net cash flow after debt service payments on the Term Loan and any other Mt. Hope Project funding requirements.  The facility will be subordinated to the Term Loan, will have covenants similar to the Term Loan, and will bear interest at 6-month LIBOR plus 4%, with interest paid semi-annually.  The parties intend to negotiate a binding agreement on or before October 26, 2012 and the Company has agreed not to seek competitive financing until the signing of the binding agreement.

ITEM 2.                                                   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References made in this Quarterly Report on Form 10-Q to “we,” “our,” “us,” or the “Company,” refer to General Moly, Inc.

The following discussion and analysis of our financial condition and results of operations constitutes management’s review of the factors that affected our financial and operating performance for the three and six months ended June 30, 2012, and 2011.  This discussion should be read in conjunction with the consolidated financial statements and notes thereto contained elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2011, which was filed on March 1, 2012.

We routinely post important information about us on our Company website.  Our website address is www.generalmoly.com.

Overview

We are a development stage company and began the development of the Mt. Hope Project on October 4, 2007.  During the year ended December 31, 2008 we also completed work on a pre-feasibility study of our Liberty Project, which we updated during 2011.

We recently completed a review of the capital cost requirements for the Mt. Hope Project based on current major equipment, labor and material pricing and further engineering definition.  The project capital was also updated for currently known permitting and regulatory requirements and includes the schedule impacts of permitting delays since the September 2008 feasibility study update, which was reconfirmed in November 2009.  The Mt. Hope Project has not materially changed in scope and is currently designed at 60% engineering completion with solid scope definition.  The overall capital cost estimate has increased by 11%, or $130 million, and now totals $1,284 million.  The Company’s 80% share of the increase is $104 million.  This estimate will continue to be reviewed and is subject to change based on labor, equipment and construction material escalation, changes in project design, schedule delays, regulatory requirements and other factors.

The largest affected category of the estimate is owners’ cost which increased 48%, or $82 million, driven primarily by schedule delays largely attributed to an extended permitting timeline, as well as increased actual and forecasted permitting costs, driven by additional permitting requirements.  Construction, materials and plant facility costs increased 11%, or $59 million, driven primarily by construction labor costs and the pricing for specialized process equipment.  We have benefited in this category from our strategically placed equipment orders for primarily crushing and grinding equipment in 2007 and 2008 resulting in lower pricing than is currently available.  The mining equipment category increased $12%, or $16 million.  Over 70% of the initial mining fleet has been committed with firm pricing under purchase agreements.

Before bonding and pre-paid items, the capital cost estimate increased by 17%, or $176 million.  The reclamation bonding requirement grew by $10 million to a forecasted $75 million, representing a 15% increase, offset by an estimated $56 million of the bonding requirement that can now be funded through a surety arrangement, based on discussions with surety providers.

The anticipated capital requirements of the Mt. Hope Project are divided into cost categories in the following table:

	Millions $US
Category	2009 Estimate	2012 Revised Estimate
Mining equipment	$134	$150
Construction, materials & plant facilities	523	582
Owners cost, pre-stripping, camp	169	251
Taxes, freight, commissioning, spares	68	74
Equipment suspension costs	—	11
EPCM	59	71
Contingency	86	76
Total Capital	$1,039	$1,215
Bonding and pre-paid items	115	69
Total Capital Requirement	$1,154	$1,284

From October 2007 through the six months ended June 30, 2012, we have spent approximately $196.9 million on the Mt. Hope Project.

In 2009, because of declining molybdenum prices and unanticipated delays in the Mt. Hope Project permitting process, we implemented a cash conservation plan whereby total cash utilization, other than equipment purchases and permitting efforts, was reduced to approximately $1 million per month.  The Company has maintained its orders for grinding, milling, and other specialty long-lead equipment. However, other engineering, administrative and third party work was slowed or suspended.  The Company had cash on hand as of June 30, 2012 of $28.2 million to meet its funding requirements for 2012.  Based on our current cash on hand and our ongoing cash conservation plan, the Company expects it will have adequate liquidity through the restart of the project and execution of the financing plan.

The worldwide molybdenum price fluctuated between $5.33 per pound in 2003 to over $40.00 per pound in 2005 and traded in the mid-$30s per pound prior to October 2008, when prices fell from approximately $33.50 per pound to $7.70 per pound in April 2009 as a result of the global economic collapse.  Subsequent to April 2009, prices slowly rose, finishing 2009 at $12.00 per pound and further increasing to finish 2010 at $16.40 per pound.  During 2011, prices traded in a relatively narrow range between $12.85 and $17.70 per pound, finishing the year at $13.40 per pound, according to Ryan’s Notes.  In the first half of 2012, prices have continued to trade in a narrow range and are currently trading at $11.80 per pound.

The permitting process for the Mt. Hope Project has also had an impact on our activities because of delays experienced from extensive regulatory reviews and additional requests for information on environmental impacts.  Nevertheless, the process continues to move toward completion, and our efforts in this regard have continued full-time.  Once the major operating permits and the Record of Decision (“ROD”) from the Bureau of Land Management (“BLM”) are effective, and financing is available, it is expected that the Mt. Hope Project can be constructed and in production within approximately 20 - 24 months.

Restructuring and Suspension of Project Development

As discussed above, in March 2009, we implemented a cash conservation plan to reduce expenditures and conserve cash in order to maximize financial flexibility.  Engineering efforts related to the Mt. Hope Project, which currently are approximately 60% complete, were restarted in January 2012 following the publication of the Draft Environmental Impact Study (“DEIS”).

As of March 2009, Eureka Moly (the “LLC”), a limited liability company created with POS-Minerals to develop the Mt. Hope Project, had purchase orders for mining and milling process equipment.  Some orders for mining equipment were cancelled, while orders for electric shovels and haul trucks were modified to become cancellable or non-binding.  Most equipment orders for the custom-built grinding and other milling process equipment are being completed by the manufacturers, and this equipment is being or will be stored pending commencement of construction.  The grinding and milling process equipment require the longest lead times and maintaining these orders is critical to the Company’s ability to rapidly restart the Mt. Hope Project development.  The LLC completed negotiations with other equipment manufacturers to suspend or terminate fabrication of other milling equipment.  As funding becomes available and equipment procurement is restarted, agreements that were suspended or terminated will be renegotiated under new market terms and conditions, as necessary.

Based on our current plan, expected timetable, and the results of such negotiations, we expect to make additional payments on milling process equipment orders of approximately $1.4 million in 2012 and $13.0 million in 2013.  For the gyratory crusher, SAG and ball mills and related electric mill drives, and some other long-lead equipment, we will own the equipment upon final payments forecasted to occur in 2012 and early 2013.

On February 28, 2012, the LLC issued a firm purchase order for 18 haul trucks.  The order provides for delivery of those haul trucks required to perform initial mine development, currently scheduled for the second half of 2013.  A non-refundable down-payment of $0.6 million was made at the time of order with an additional $0.6 million due 12 months prior to truck shipment, but the contract is cancellable with no further liability to the LLC up until the time the trucks are shipped.

On June 25, 2012, the LLC issued a firm purchase order for 4 mine production drills.  A non-refundable down-payment of $0.5 million is due 12 months prior to shipment, but the contract is cancellable with no further liability to the LLC up until the time the drills are shipped.

At June 30, 2012, our contract to purchase two electric shovels expired.  We signed a new letter of intent with the vendor providing for the opportunity to purchase the electric shovels at prices consistent with the expired contract, less a special discount in the amount of $3.4 million to provide credit to the Company for amounts paid as deposits under the expired contract.  The agreement’s equipment pricing will remain subject to inflation indexes and guarantees production slots to ensure that the equipment is available when required by the Company.

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

Permitting Update

The Mt. Hope Project will require both federal and state permits before it can commence construction and operations.  Major permits required for the Mt. Hope Project include the ROD, a BLM issued permit, water appropriation permits from the Nevada Division of Water Resources, the water pollution control permit and reclamation permit from the Nevada Department of Environmental Protection — Bureau of Mining Regulation and Reclamation, and an air quality permit from the Nevada Department of Environmental Protection, Bureau of Air Pollution Control (“NDEP—BAPC”).  The Company received its Air Quality Permit from the NDEP-BAPC on May 30, 2012.  Applications for other time-critical state permits have been submitted for agency review and approval.  The LLC continues to develop and evolve the information supporting these permits based on agency review and feedback.  We believe these other major operating permits will be received on or prior to the effective date of the ROD.

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

Water Rights Update

In addition to working to complete the Environmental Impact Study (“EIS”), we recently finalized the transfer of water rights to mining use.  In March 2009, we were initially granted our water applications in a Ruling by the Nevada State Engineer (“State Engineer”).  However, that Ruling was appealed and in April 2010, a Nevada State District Court set aside the Ruling on procedural grounds and remanded the matter for another hearing by the State Engineer.

On July 15, 2011, the State Engineer issued a second Ruling granting the Company’s water right applications.  That Ruling was appealed in August 2011 by Eureka County and two other parties comprised of three individual water rights holders in Diamond Valley and one in Kobeh Valley.  The appeals were heard on April 3, 2012 before the Nevada State District Court.  On June 14, 2012, the Nevada State District Court denied the appeals and affirmed the State Engineer’s Ruling.  Further, the State Engineer issued all water permits on December 14, 2011 and certain amended permits on January 4, 2012, and the water became available for use at the Mt. Hope Project following the State Engineer’s approval of the Company’s Monitoring, Management and Mitigation Plan (“3M Plan”) on June 6, 2012.

On July 10 and 11, 2012, respectively, Eureka County and two other parties comprised of one individual water rights holder in Diamond Valley and one in Kobeh Valley filed Notices of Appeal, appealing to the Nevada Supreme Court the Nevada State District Court’s Order denying their appeals of the State Engineer’s July 2011 Ruling.  We are confident the Nevada Supreme Court will uphold the Nevada State District Court’s Order which denied all appeals of the State Engineer’s Ruling.

On July 5, 2012, the same two individual water rights holders appealing the Nevada State District Court’s Order to the Nevada Supreme Court filed an appeal of the State Engineer’s approval of the Company’s 3M Plan to the same Nevada State District Court.  Eureka County did not appeal the approved 3M Plan.  We anticipate a favorable Nevada State District Court decision upholding the 3M Plan.

Notwithstanding these further appeals, the water remains available to the Company, as described above, for use at the Mt. Hope Project.

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

The Trust may be funded by the LLC over several years based on the achievement of certain milestones.  The achievement of these milestones is considered to be probable, and as such $4.0 million is accrued in the Company’s June 30, 2012, financial statements and is included in mining properties, land, and water rights.

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

Pursuant to the terms of the LLC Agreement, POS-Minerals made its first and second cash contributions to the LLC totaling $100.0 million during the year ended December 31, 2008 (“Initial Contributions”).  Additional amounts will be due from POS-Minerals within 15 days after the date (“ROD Contribution Date”) that specified conditions (“ROD Contribution Conditions”) have been satisfied.  The ROD Contribution Conditions are (i) the receipt of major operating permits for the Mt. Hope Project, (ii) confirmation that the Record of Decision (“ROD”) from the United States Bureau of Land Management (“BLM”) for the Mt. Hope Project has become effective, and (iii) any administrative or judicial appeals with respect thereto are final.  We are currently targeting the effectiveness of the ROD and the satisfaction of the other ROD Contribution Conditions to occur in the second half of this year.  However, circumstances beyond our control, including reviewing agency delays or requests for additional information or studies, and requests for review or appeals of the BLM decision, could cause the effectiveness of the ROD and/or the satisfaction of the other ROD Contribution Conditions to be delayed beyond that estimated time.  Once the ROD is effective and financing is in place, we expect that production will begin approximately 20 — 24 months following initiation of project construction.

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

In addition, as commercial production at the Mt. Hope Project was not achieved by December 31, 2011, the LLC may be required to return to POS-Minerals $36.0 million of its contributions to the LLC, with no corresponding reduction in POS-Minerals’ ownership percentage.  Based on our current plan and assuming POS-Minerals has made its additional $56.0 million contribution, a payment to POS-Minerals of $36.0 million will be due 20 days after the commencement of commercial production, as defined in the LLC Agreement.  We currently anticipate such payment being made during 2014.  If POS-Minerals does not make its additional $56.0 million contribution when due, no return of contributions is required by us.  Our wholly-owned subsidiary and 80% owner of the LLC, Nevada Moly, LLC (“Nevada Moly”), is obligated under the terms of the LLC Agreement to make capital contributions to fund the return of contributions to POS-Minerals, if required.  If Nevada Moly does not make these capital contributions, POS-Minerals has an election to either make a secured loan to the LLC to fund the return of contributions, or receive an additional interest in the LLC of approximately 5%.  In the latter case, our interest in the LLC is subject to dilution by a percentage equal to the ratio of 1.5 times the amount of the unpaid contributions over the aggregate amount of deemed capital contributions (as determined under the LLC Agreement) of both parties to the LLC (“Dilution Formula”).  At June 30, 2012, the aggregate amount of deemed capital contributions of both parties was $880.0 million.

Furthermore, the LLC Agreement permits POS-Minerals to put its interest in the LLC to Nevada Moly after a change of control of Nevada Moly or the Company, as defined in the LLC Agreement, followed by a failure to use standard mining industry practice in connection with development and operation of the Mt. Hope Project as contemplated by the parties for a period of 12 consecutive months.  If POS-Minerals puts its interest, Nevada Moly or its transferee or surviving entity would be required to purchase the interest for 120% of POS-Minerals’ contributions to the LLC plus 10% interest per annum.

The Initial Contributions of $100.0 million that were made by POS-Minerals during 2008 were expended by the second quarter of 2009 in accordance with the program and budget requirements of the Mt. Hope Project.  Nevada Moly is required, pursuant to the terms of the LLC Agreement, to advance funds required to pay costs for the development of the Mt. Hope Project that exceed the Initial Contributions until the ROD Contribution Date, at which point the contributions described above to be made by POS-Minerals will be applied to reimburse us for POS-Minerals’ share of such development costs.  All costs incurred after the ROD Contribution Date will be allocated and funded pro rata based on each party’s ownership interest.  POS-Minerals’ share of such development costs amounted to approximately $39.4 million as of June 30, 2012.  The interest of a party in the LLC that does not make its pro rata capital contributions to fund costs incurred after the ROD Contribution Date is subject to dilution based on the Dilution Formula.

Liquidity, Capital Resources and Capital Requirements

For the period from December 31, 2011, to June 30, 2012

Our total consolidated cash balance at June 30, 2012, was $28.2 million compared to $40.7 million at December 31, 2011.  The decrease in our consolidated cash balances for the six months ended June 30, 2012, was due primarily to development costs and deposits on property, plant and equipment incurred of $9.4 million, and $3.7 million in general and administrative costs, partially offset by $0.6 million in proceeds from stock option exercises.

Under our cash conservation plan, our non-equipment related cash requirements have declined to approximately $1 million per month.  Based on our current plan and expected timetable, we expect to make additional payments of approximately $1.4 million under milling process equipment orders through the end of 2012, and $13.0 million in 2013.  As additional financing becomes available and equipment procurement is restarted, agreements that were suspended or terminated will be renegotiated under current market terms and conditions, as necessary.  Based on our Project Capital Estimate we estimate that an additional $9.0 million related to the Construction Royalty Advance must be paid on or before October 19, 2012, which amount has been accrued.  Accordingly, based on our current cash on hand and our ongoing cash conservation plan, the Company expects it will have adequate liquidity through the restart of the project and execution of the financing plan without needing to drawdown available funds from the second tranche of the Bridge Loan.

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

Agreements with Hanlong (USA) Mining Investment Inc.

We have signed a series of agreements (the “Hanlong Transaction”) with Hanlong (USA) Mining Investment, Inc. (“Hanlong”), an affiliate of Sichuan Hanlong Group, a large privately held Chinese company.  The agreements described below form the basis of a $745 million transaction that is intended to provide the Company with adequate capital to contribute its 80% share of costs to develop the Mt. Hope Project.  The agreements include:  (a) a Securities Purchase Agreement that provides for the sale to Hanlong of shares of our common stock in two tranches that will aggregate 25% of our outstanding stock on a fully diluted basis for $80 million ($40 million per tranche), conditioned upon us receiving permits for Mt. Hope and Hanlong’s use of commercially reasonable efforts to procure a $665 million loan from a Prime Chinese Bank for our use in constructing Mt. Hope; (b) a Bridge Loan whereby Hanlong will provide up to $20 million to the Company to preserve liquidity until permits are received; (c) a Stockholder Agreement that provides Hanlong representation on our Board of Directors (“Board”) and the LLC management committee, governs how Hanlong will vote its shares of the Company and limits Hanlong’s ability to purchase or dispose of our securities; and (d) a long-term molybdenum supply off-take agreement.

The Securities Purchase Agreement (“Purchase Agreement”)

Stock Purchase.  The Purchase Agreement provides, subject to its terms and conditions, for the purchase by Hanlong of $80.0 million of our common stock, or approximately 27.5 million shares, which will equal 25% of our common stock on a fully-diluted basis.

The Purchase Agreement has been amended five times including:  (1) a July 30, 2010 amendment extending the deadline for obtaining Chinese government approvals by two months to October 13, 2010, as well as extending the Company’s deadline for publishing its DEIS and receiving its ROD (“ROD Condition”) to February 28, 2011, and November 30, 2011, respectively.  Hanlong has received Chinese government approvals for its equity investment in us and our DEIS has been published; (2) an October 26, 2010 amendment setting the closing of Hanlong’s purchase of the first $40.0 million tranche of equity for December 20, 2010 and eliminating the condition that required us to have our DEIS published prior to closing this funding; (3) a December 20, 2010 amendment that made certain non-substantive changes in connection with the closing of the first tranche of Hanlong’s equity investment (“Tranche 1”); (4) a July 7, 2011 amendment that eliminated the deadline for publication of the DEIS, extended the ROD deadline from November 30, 2011 to the earlier of nine months following DEIS publication or September 30, 2012, extended Hanlong’s commitment to make available the Term Loan from two months following the ROD to nine months following the ROD, provided the ability of the Company to extend the ROD Condition date to the earlier of 12 months following DEIS and December 30, 2012 (“ROD Condition Extension”), and extended the maturity date of the Bridge Loan to the earlier of (i) 270 days after the issuance of the ROD, (ii) the date on which the Purchase Agreement terminates, and (iii) the earlier of December 31, 2012 and the availability of the Term Loan; and (5) a June 14, 2012 amendment that provided notice to Hanlong that the Company does not expect the BLM to issue the ROD before September 2, 2012 and does expect the ROD to be issued prior to December 2, 2012 and further provides notice that the Company wishes to utilize the ROD Condition Extension, thereby amending the date by which the ROD must be issued to December 2, 2012.

The Purchase Agreement may be terminated by either party (provided the terminating party is not in default) if the closing of the second tranche (“Tranche 2”) has not occurred on or before the earlier of September 30, 2012 (unless the parties have agreed to the ROD Condition Extension, in which case the date shall be December 31, 2012) or 12 months after the issuance of the ROD.

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

Break Fees.  A break fee is payable by both the Company and Hanlong if the Purchase Agreement terminates because of the failure of certain conditions.  A break fee of $10.0 million is payable to the Company if the Purchase Agreement is terminated because Hanlong fails to obtain necessary Chinese government approvals, which may be offset against any balances owed by the Company under the Bridge Loan.  A break fee of $5.0 million is payable to Hanlong if the ROD is not timely received or the condition waived and the Purchase Agreement is terminated.  The Company’s break fee may be increased by $5.0 million if the Purchase Agreement is terminated and the Company has violated the “no-shop” provisions of the Purchase Agreement.  The break fees may also be increased by up to $2.0 million, in addition to the payment of $2.0 million by the Company, if the Company requests and Hanlong grants an extension concerning the ROD deadline (the “ROD Extension Fee”).  Any such fee would be credited against the arrangement fee described below.  As the achievement of ROD by the September 2, 2012 deadline is now less than probable, a $2.0 million ROD Extension Fee has been accrued as of June 30, 2012, and is included in capitalized debt issuance costs.  The break fee payable by the Company to Hanlong may be paid in cash, or, in certain circumstances, in shares of our common stock at our option.  If paid in shares, the price would be the volume weighted average of our common stock on the NYSE Amex for the five days ending six days after the announcement of the termination.  On January 9, 2012, the Company and Hanlong executed an Option Agreement concerning the payment date for the ROD Extension Fee under the Purchase Agreement, for no consideration.  The option must be exercised on or before December 31, 2012.  On June 14, 2012, the Company exercised the option, thereby amending the Purchase Agreement to extend payment of the ROD Extension Fee from December 2012 until April 30, 2013.

Bridge Loan

Hanlong agreed to provide a $20.0 million Bridge Loan to the Company, available in two equal $10.0 million tranches.  On April 28, 2010, we drew down the first $10.0 million tranche.  The second tranche became available after receiving stockholder approval of the Hanlong Transaction.  The first tranche of the Bridge Loan bears interest at a rate tied to the London Interbank Offered Rate (“ LIBOR”) plus 2% per annum.  The second tranche of the Bridge Loan will bear interest at 10% per annum and is undrawn.  The Bridge Loan will be repaid from the proceeds of the Term Loan.  The second tranche may also be repaid at the Company’s election, in shares of the Company’s common stock.  If paid in shares, the price would be the volume weighted average of the Company’s shares on the NYSE Amex for a five-day period after public announcement of the event that required repayment.  The Company may offset its right to receive the break fee against its obligations to repay borrowings under the Bridge Loan.  On January 9, 2012, the Company and Hanlong executed a second Option Agreement concerning the Bridge Loan Agreement.  On June 14, 2012, the Company exercised the option, thereby amending the Bridge Loan Agreement for no consideration to extend the maturity date of the Bridge Loan from December 31, 2012 until April 30, 2013.  The option also has the effect of potentially extending the availability of the undrawn $10.0 million second tranche to April 30, 2013 since the availability of the second tranche ends the earliest of the Tranche 2 closing date, the maturity of the Bridge Loan and the first borrowing under the Term Loan.

The outstanding balance of the Bridge Loan and related accrued interest are recorded as a current liability as of June 30, 2012 as the Company anticipates the Term Loan will become available within the next 12 months and given the latest available maturity date of the Bridge Loan is April 30, 2013.  The Bridge Loan and our obligation to pay a break fee to Hanlong under the Purchase Agreement are secured by a pledge by us of a 10% interest in the LLC.

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

Chinese Bank Term Loan

Hanlong is obligated to use commercially reasonable efforts to procure a Term Loan in an amount of at least $665.0 million.  The Term Loan is expected to bear interest at a rate tied to the LIBOR plus a spread of between 2% and 4% per annum.  The Purchase Agreement provides that the Term Loan will have customary covenants and conditions; however, the terms of the Term Loan have not yet been negotiated with the lender and we have no assurance as to the final terms of the Term Loan.  On February 16, 2012, the Company announced China Development Bank (“CDB”) had confirmed the basic terms underlying a proposed $665 million term loan to finance the Company’s 80% share of development costs for Mt. Hope project, including a CDB intention to lend $399 million and arrange a consortium of Chinese and international banks to fund the balance of $266 million.  The Term Loan is anticipated to carry a maturity of 12 years including a 30 month grace period to allow for the construction of the Mt. Hope Project.  The interest rate will remain subject to market conditions and Chinese government policy.  The Company and Hanlong are continuing to work with CDB with a target of having the Term Loan completed, approved and available to the Company upon receipt of Mt. Hope’s operating permits.  Hanlong or an affiliate is obligated to guarantee the Term Loan.  When funds can be drawn by the Company under the Term Loan, the Company will pay a $15.0 million arrangement fee to Hanlong who will pay fees and expenses associated with the Term Loan before the Term Loan Closing, including those charged by the Chinese bank.

Hanlong Letter of Intent

On July 31, 2012, the Company and Hanlong signed a non-binding Letter of Intent (“LOI”) under which Hanlong agreed to provide or arrange a credit facility not to exceed $125.0 million to assist the Company in financing capital cost increases, which are discussed above.  The LOI contemplates the negotiation and signing of a definitive agreement concerning the credit facility.  Under the LOI, Tranche A in the amount of $75.0 million would be available to the Company during the Mt. Hope Project’s construction period.  Tranche B, in the amount of $50.0 million, would be available during the six month period following construction.  Tranche A of the $125.0 million facility can be reduced to the extent equipment is leased by the Company.  In exchange for the facility, the Company will pay a fee to Hanlong in the amount of $6.3 million, payable at closing of the Term Loan, and will issue warrants with a 2.5 year maturity to purchase ten million shares of the Company’s common stock.  The warrants will be priced at a 15% premium to the 10 day volume weighted average price before the signing of a definitive loan agreement under the LOI.  If the Tranche 2 purchase of stock under the Purchase Agreement occurs and the warrants are exercised, Hanlong would own approximately 31% of our outstanding shares.  Both tranches will mature 5 years after the achievement of commercial production at the Mt. Hope Project and will have mandatory payments of 50% of the Company’s semi-annual free net cash flow after debt service payments on the Term Loan and any other Mt. Hope Project funding requirements.  The facility will be subordinated to the Term Loan, will have covenants similar to the Term Loan, and will bear interest at 6-month LIBOR plus 4%, with interest paid semi-annually.  The parties intend to negotiate a binding agreement on or before October 26, 2012, and the Company has agreed not to seek competitive financing until the signing of the binding agreement.

Other Capital Requirements

We also require additional capital to maintain our mining claims and other rights related to the Liberty Project, as well as continue payment of ongoing general and administrative costs associated with supporting our planned operations.

Results of Operations

Three months ended June 30, 2012, compared to three months ended June 30, 2011

For the three months ended June 30, 2012, we had a consolidated net loss of $2.7 million compared with a consolidated net loss of $6.0 million in the same period for 2011.  The 2011 net loss includes a $3.4 million write down as discussed below.

For the three months ended June 30, 2012, and 2011, exploration and evaluation expenses at the Liberty Project were $0.2 million and $0.3 million, respectively due to a decrease in costs related to updating the pre-feasibility study.

For the three months ended June 30, 2012, and 2011, write downs of development and deposits were nil and $3.4 million, respectively.  The decrease in costs compared to the previous year relates to the write off of long-term deposits on mining equipment with the passage of a June 30, 2011 deadline for a firm purchase order.

For the three months ended June 30, 2012, and 2011, general and administrative expenses were $2.5 million and $2.3 million, respectively.  The increase in costs compared to the previous year relates primarily to overall increases in travel expenses and general payroll costs.

Interest income was nil for the three months ended June 30, 2012, and 2011, as a result of substantially lower interest rates and lower consolidated cash balances in 2012 and 2011.  Interest expense was $0.1 million and $0.1 million for the three months ended June 30, 2012, and 2011, respectively, as a result of interest accrued on the bridge loan outstanding during 2012 and 2011.

Six months ended June 30, 2012, compared to six months ended June 30, 2011

For the six months ended June 30, 2012, we had a consolidated net loss of $5.8 million compared with a consolidated net loss of $10.2 million in the same period for 2011.  The 2011 net loss includes a $3.4 million write down as discussed below.

For the six months ended June 30, 2012, and 2011, exploration and evaluation expenses at the Liberty Project were $0.3 million and $0.5 million, respectively due to a decrease in costs related to updating the pre-feasibility study.

For the six months ended June 30, 2012, and 2011, write downs of development and deposits were nil and $3.4 million, respectively.  The decrease in costs compared to the previous year relates to the write off of long-term deposits on mining equipment with the passage of a June 30, 2011 deadline for a firm purchase order.

For the six months ended June 30, 2012, and 2011, general and administrative expenses were $5.4 million and $6.2 million, respectively.  The decrease in costs compared to the previous year relates primarily to overall decreases in business development costs as well as equity compensation costs related to the Company’s portion of payroll taxes on vested share awards.

Interest income was nil for the six months ended June 30, 2012, and 2011, as a result of substantially lower interest rates and lower consolidated cash balances in 2012 and 2011.  Interest expense was $0.1 million and $0.1 for the three months ended June 30, 2012, and 2011 as a result of interest accrued on the bridge loan outstanding during 2012 and 2011.

Contractual Obligations

Our contractual obligations as of June 30, 2012 were as follows, based on permitting expectations:

	Payments due by period (in millions)
Contractual obligations	Total	2012	2013 - 2015	2016 - 2017	2018 & Beyond
Long-Term Debt (Capital Lease) Obligations	$0.1	$0.1	$—	$—	$—
Operating Lease Obligations	0.3	0.2	0.1	—	—
Agricultural Sustainability Trust Contributions	4.0	2.0	2.0	—	—
Equipment Purchase Contracts	14.4	1.4	13.0	—	—
Advance Royalties	14.2	9.0	5.2	—	—
Provision for post closure reclamation and remediation	0.6	—	—	—	0.6
Total	$33.6	$12.7	$20.3	$—	$0.6

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

At June 30, 2012, our contract to purchase two electric shovels expired.  We have signed a new letter of intent with the vendor providing for the purchase of the electric shovels at prices consistent with the expired contract, less a special discount in the amount of $3.4 million to provide credit to the Company for amounts previously paid as deposits under the expired contract.  The agreement will remain subject to inflation indexes and guarantees production slots to ensure that the equipment is available when required by the Company.

On February 28, 2012, the LLC issued a firm purchase order for 18 haul trucks.  The order provides for delivery of those haul trucks required to perform initial mine development, currently scheduled for the second half of 2013.  A non-refundable down-payment of $0.6 million was made at the time of order with an additional $0.6 million due 12 months prior to truck shipment, but the contract is cancellable with no further liability to the LLC up until the time the trucks are shipped.

On June 25, 2012, the LLC issued a firm purchase order for 4 mine production drills.  A non-refundable down-payment of $0.5 million is due 12 months prior to shipment, but the contract is cancellable with no further liability to the LLC up until the time the drills are shipped.

The following table sets forth the LLC’s cash commitments under mining and milling equipment contracts (collectively, “Purchase Contracts”) at June 30, 2012 (in millions):

Period	Cash Commitments Under Equipment Purchase Contracts as of June 30, 2012
3rd Quarter 2012	—
4th Quarter 2012	1.4
Total 2012	1.4
2013	13.0
2014	—
2015	—
Total	$14.4

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

All four long term supply agreements provide for supply only after commercial production levels are achieved, and no provisions require the Company to deliver product or make any payments if commercial production is never achieved or declines, in later periods and have floor prices ranging from $14.25 to $15.00 per pound and incremental discounts above the floor price.  The agreements require that monthly shortfalls be made up only if the Company’s portion of Mt. Hope production is available for delivery, after POS-Minerals has taken its share.  In no event do these requirements to make up monthly shortfalls become obligations of the Company if production does not meet targeted levels.

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

Interest Rate Risk

As of June 30, 2012, we had a balance of cash and cash equivalents of $28.2 million.  Interest rates on short term, highly liquid investments have not changed materially since December 31, 2011, and continue to be 1% or less on an annualized basis.  Our debt agreements have interest rates of LIBOR plus a percentage.  Any significant rise in the LIBOR rate during the course of our debt agreements may affect our ability to service the debt.

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

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                  LEGAL PROCEEDINGS

In March 2009, we were initially granted our water applications in a Ruling by the Nevada State Engineer (“State Engineer”).  However, that Ruling was appealed and in April 2010, a Nevada State District Court set aside the Ruling on procedural grounds and remanded the matter for another hearing by the State Engineer.

On July 15, 2011, the State Engineer issued a second Ruling granting the Company’s water right applications.  That Ruling was appealed in August 2011 by Eureka County and two other parties comprised of three individual water rights holders in Diamond Valley and one in Kobeh Valley.  The appeals were heard on April 3, 2012 before the Nevada State District Court.  On June 14, 2012, the Nevada State District Court denied the appeals and affirmed the State Engineer’s Ruling.  Further, the State Engineer issued all water permits on December 14, 2011 and certain amended permits on January 4, 2012, and the water became available for use at the Mt. Hope Project following the State Engineer’s approval of the Company’s Monitoring, Management and Mitigation Plan (“3M Plan”) on June 6, 2012.

On July 10 and 11, 2012, respectively, Eureka County and two other parties comprised of one individual water rights holder in Diamond Valley and one in Kobeh Valley filed Notices of Appeal, appealing to the Nevada Supreme Court the Nevada State District Court’s Order denying their appeals of the State Engineer’s July 2011 Ruling.  We are confident the Nevada Supreme Court will uphold the Nevada State District Court’s Order which denied all appeals of the State Engineer’s Ruling.

On July 5, 2012, the same two individual water rights holders appealing the Nevada State District Court’s Order to the Nevada Supreme Court filed an appeal of the State Engineer’s approval of the Company’s 3M Plan to the same Nevada State District Court.  Eureka County did not appeal the approved 3M Plan.  We anticipate a favorable Nevada State District Court decision upholding the 3M Plan.

Notwithstanding these further appeals, the water remains available to the Company, as described above, for use at the Mt. Hope Project.

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

•      investments and additional capital financing by Hanlong and a loan from a Chinese bank are subject to significant consents, approvals and conditions precedent which may not be obtained or met;

•      issues related to the management of the Mt. Hope Project pursuant to the LLC Agreement;

•      fluctuations in the market price of, and demand for, molybdenum and other metals;

•      counter party risks;

•      the ability to obtain all required permits and approvals for the Mt. Hope Project and the Liberty Project, and the costs and risk associated with the defense of protracted administrative and judicial appeals of approved water and operating permits;

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
10.1†

Amendment No. 5 and Notice Pursuant to Securities Purchase Agreement dated June 14, 2012, by and between General Moly, Inc. and Hanlong (USA) Mining Investment, Inc. (Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on June 15, 2012).

10.2†

Amendment No. 3 and Notice Pursuant to Bridge Loan Agreement dated June 14, 2012, by and between General Moly, Inc. and Hanlong (USA) Mining Investment, Inc. (Filed as Exhibit 10.2 to our Current Report on Form 8-K filed on June 15, 2012).

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

Dated: August 7, 2012

GENERAL MOLY, INC.

By:	/s/ David A. Chaput
David A. Chaput
Chief Financial Officer and
Duly Authorized Officer