Form 10-K
period 2012-12-31
General Moly, Inc
filed 2013-03-08
CIK 1275229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                            to

Commission file number:  001-32986

GENERAL MOLY, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	91-0232000
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1726 Cole Blvd., Suite 115 Lakewood, CO	80401
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (303) 928-8599

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.001 per share	NYSE MKT and Toronto Stock Exchange
(Title of Each Class)	(Name of each Exchange on Which Registered)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 29, 2012, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $185,546,422 based on the closing price as reported on the NYSE MKT.

As of March 6, 2013, 91,545,084 shares of the registrant’s common stock, par value of $0.001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement to be used in connection with its Annual Meeting of Stockholders and to be filed within 120 days of December 31, 2012 are incorporated by reference into Part III, Items 10-14, of this report on Form 10-K.

PART I

ITEMS 1 & 2.                 BUSINESS AND PROPERTIES

The Company

References made in this Annual Report on Form 10-K to “we,” “our,” “us,” “GMI,” and the “Company” refer to General Moly, Inc. and its consolidated subsidiary Eureka Moly, LLC.

We are a development stage company in the business of the exploration, development and mining of properties primarily containing molybdenum.  Our primary asset is an 80% interest in the Mt. Hope Project (“Mt. Hope Project”), a primary molybdenum property, located in Eureka County, Nevada.  The Mt. Hope Project contains proven and probable molybdenum reserves totaling 1.3 billion pounds (1.1 billion pounds owned by GMI) of which 1.1 billion pounds (0.9 billion pounds owned by GMI) are estimated to be recoverable.  We received final federal and state of Nevada regulatory approvals in November 2012 and are in the process of finalizing project financing for the Mt. Hope Project.  In 2006, we acquired a second significant molybdenum project, the Liberty Property (“Liberty Property”), located in Nye County, Nevada, which we wholly own.  The Liberty Property is anticipated to become our second molybdenum operation, after commencement of commercial production at the Mt. Hope Project, with initial production dependent on market conditions.

Mt. Hope Project

In August, 2007, we completed a Bankable Feasibility Study (“Bankable Feasibility Study” or “BFS”) that provided data on the viability, expected economics, and production and cost estimates of the project.  Since publication of the BFS, we have revised several estimates, based primarily on engineering progress, which is approximately 60% complete.  Our current estimates for the Mt. Hope Project capital cost requirements are referred to as the “Project Capital Estimate” and our current estimates for the Mt. Hope Project operating costs are referred to as the “Project Operating Cost Estimate”.

Project Ownership

From October 2005 to January 2008, we owned the rights to 100% of the Mt. Hope Project.  Effective as of January 1, 2008, we contributed all of our interest in the assets related to the Mt. Hope Project, including our lease of the Mt. Hope Project into Eureka Moly, LLC (“the LLC”), and in February 2008 entered into an agreement (“LLC Agreement”) for the development and operation of the Mt. Hope Project with POS-Minerals.  Under the LLC Agreement, POS-Minerals owns a 20% interest in the LLC and General Moly, through Nevada Moly, LLC (“Nevada Moly”), a wholly-owned subsidiary, owns an 80% interest.  The ownership interests and/or required capital contributions under the LLC Agreement can change as discussed below.

Pursuant to the terms of the LLC Agreement, POS-Minerals made its first and second capital contributions to the LLC totaling $100.0 million during the year ended December 31, 2008 (“Initial Contributions”).  Additional amounts were due from POS-Minerals within 15 days after the date (“ROD Contribution Date”) that specified conditions (“ROD Contribution Conditions”) were satisfied.  The ROD Contribution Conditions were (i) the receipt of major operating permits for the Mt. Hope Project, (ii) confirmation that the Record of Decision (“ROD”) from the United States Bureau of Land Management (“BLM”) for the Mt. Hope Project had become effective, and (iii) any administrative or judicial appeals with respect thereto are final.  The ROD became effective November 16, 2012 and the satisfaction of the other ROD Contribution Conditions occurred in December 2012.  POS-Minerals made the third capital contribution installment of $56.0 million on December 6, 2012.  Furthermore, an additional payment of $44.7 million was made representing POS-Minerals 20% share of all costs incurred for the development of the Mt. Hope Project during the period from 2008 through October 2012.

In addition, as commercial production at the Mt. Hope Project was not achieved by December 31,2011, the LLC will be required to return to POS-Minerals $36.0 million of its capital contributions to the LLC, with no corresponding reduction in POS-Minerals’ ownership percentage.  This return of contributions payment will be due 20 days after the commencement of commercial production, as defined in the LLC Agreement.  Based on our current plan, we anticipate commercial production will be achieved in mid-2015.  Nevada Moly is obligated under the terms of the LLC Agreement to make capital contributions to the LLC to fund the return of contributions to POS-Minerals upon achievement of commercial production (i.e. when the contingency is resolved).  If Nevada Moly does not fund  their additional capital contribution in order for the LLC to return to POS-Minerals $36 million of its total capital contribution, POS-Minerals has an election to either make a secured loan to the LLC to fund the return of contributions, or receive an additional interest in the LLC of approximately 5%.  In the latter case, our (Nevada Moly’s) interest in the LLC is subject to dilution by a percentage equal to the ratio of 1.5 times the amount of the unpaid contributions over the aggregate amount of deemed capital contributions (as determined under the LLC Agreement) of both parties to the LLC (“Dilution Formula”).  At December 31, 2012, the aggregate amount of deemed capital contributions of both parties was $1,018.8 million.

Furthermore, the LLC Agreement permits POS-Minerals to put its interest in the LLC to Nevada Moly after a change of control of Nevada Moly or the Company, as defined in the LLC Agreement, followed by a failure to use standard mining industry practice in connection with the development and operation of the Mt. Hope Project as contemplated by the parties for a period of twelve consecutive months.  If POS-Minerals puts its interest, Nevada Moly or its transferee or surviving entity would be required to purchase the interest for 120% of POS-Minerals’ total contributions to the LLC plus 10% interest per annum.

Beginning in November 2012, the Company and POS-Minerals began making monthly pro rata capital contributions to the LLC to fund costs incurred as required by the LLC agreement.  The interest of a party in the LLC that does not make its monthly pro rata capital contributions to fund costs incurred after the ROD Contribution Date is subject to dilution based on the Dilution Formula.

Permitting Completion and Project Restart

On November 16, 2012, the U.S. Bureau of Land Management (“BLM”) issued its Record of Decision (“ROD”) authorizing development of the Mt. Hope Project.   The ROD approves the Plan of Operations (“POO”) for construction and operation of the mining and processing facilities and also grants the Rights-of-Way for a 230 kV power transmission line, discussed below.  Monitoring and mitigation measures identified in the ROD developed in collaboration with the regulatory agencies involved throughout the permitting process will avoid, minimize, and mitigate environmental impacts, and reflect the Company’s commitment to operate the Mt. Hope Project to the highest environmental standards.

The State of Nevada Division of Environmental Protection (“NDEP”) issued a Reclamation Permit for the Mt. Hope Project on November 19, 2012, which authorizes surface disturbance and construction of facilities.  The Reclamation Permit also approves the reclamation cost estimate of approximately $73 million to begin in 2013 and established bonding requirements based on this estimate.  On December 18, 2012, BLM accepted the LLC’s reclamation surety bonding for the Mt. Hope Project.  The surety bond program has been funded with an initial cash payment of $5.6 million and requires additional cash funding of $11.6 million through the construction process for a total of $17.2 million which is in alignment with the net cash bonding cost included in the August 2012 capital estimate. This total covers the first three years of estimated surface disturbance at Mt. Hope, and is subject to ongoing evaluation thereafter. With the surety program in place and the initial contribution funded, the BLM has authorized that surface disturbance in conformity with the ROD may proceed.

On November 26, 2012, NDEP issued a Water Pollution Control Permit (“WPC”) for the Mt. Hope Project.  The permit also approves the operational and closure plans for the Mt. Hope Project, and establishes monitoring requirements.

The LLC initiated cultural clearance activities at the Mt. Hope Project in early December 2012 upon receipt of an Archaeological Resource Protection Act Permit issued by the State Archeologist at the Nevada State Office of the BLM.  Cultural clearance is an important component of the LLC’s development plan and its commitment to environmental protection and will be completed before major earthworks are done in any of the construction areas. The LLC will concentrate on clearing priority areas for initial construction and then continue mitigation throughout the disturbance footprint. Use of this phased approach will allow the LLC to maintain uninterrupted construction progress after initial clearance work is completed.

On January 2, 2013, the Public Utilities Commission of Nevada (“PUCN”) granted the LLC’s permit to construct a 230 kV power line that interconnects with Nevada Energy’s transmission system at the existing Machacek Substation located near the town of Eureka, NV and extend it approximately 25 miles to the planned Mt. Hope Substation.  In addition, the BLM notified the LLC that its surety bonds were approved for reclamation estimates concerning Rights-of-Way grants for the 230 kV power transmission line.  This permit allows the LLC to build the transmission infrastructure in a timely manner and provide the necessary capacity to power construction activities and Mt. Hope Project operations. Construction of the transmission line will also include upgrades to the existing substation near Eureka that will improve the reliability of electrical power to the community.  At full production the Mt. Hope Project will have a total electrical demand load of approximately 75 megawatts. Transmission capacity was secured in 2008 and the LLC is currently negotiating for generating capacity, which will be available once the power line is constructed and energized.

On January 17, 2013, the Federal Energy Regulatory Commission approved an Energy Procurement and Construction Agreement contract between NV Energy and Mt. Wheeler Power.  In turn, in early January 2013, the LLC put in place a contract with Mt. Wheeler Power to provide electricity generating capacity to the Mt. Hope Project.  The scope is to design and install the interconnect facility at the Machacek Substation, near the town of Eureka, to connect the LLC’s future 230kV power line to the utility.

The LLC initiated preliminary construction activities in early January 2013 including early well field development and clearing and grubbing of terrain that coincide with the LLC’s ongoing cultural clearance efforts at the Mt. Hope Project. The initial focus will be on clearing the administrative office and mill site areas as well as clearing the water pipeline corridors in preparation for developing the well field and water distribution system to support heavy construction activities.

Capital & Operating Estimates

In October 2012, we completed a review of the capital cost requirements for the Mt. Hope Project, based on current major equipment, labor and material pricing and further engineering definition.  The project capital was also updated for currently known permitting and regulatory requirements and includes the schedule impacts of permitting delays since the September 2008 feasibility study update, which was reconfirmed in November 2009.  The Mt. Hope Project has not materially changed in scope and is currently designed at approximately 60% engineering completion with solid scope definition.  The updated capital cost estimate increased by 10%, or $115 million, and totaled $1,269 million as of December 31, 2012.  The largest affected category of the revised estimate was owners cost, which increased 45%, or $76 million, driven by schedule delays largely attributed to an extended permitting timeline.  Of that amount, $35 million represents holding costs over the 2009 to 2012 period (approximately $0.7 million per month), that were not envisioned in the original project estimates.  These amounts do not include financing costs or amounts necessary to fund operating working capital and potential capital overruns.  The LLC has incurred costs of approximately $220.8 million in the development of the Mt. Hope Project through December 31, 2012.

The LLC’s Project Operating Cost Estimate forecasts molybdenum production of approximately 40 million pounds per year for the first five years of operations at estimated average direct operating costs of $5.29 per pound, based on $80 per barrel oil equivalent energy prices.  The Costs Applicable to Sales (“CAS”) per pound, including anticipated royalties calculated at a market price of $15 per pound molybdenum, are anticipated to average $6.00 per pound.  For a reconciliation of direct operating costs, a non-GAAP measure, to CAS, see “Production” below.  We currently estimate that, for each $10 per barrel change in oil-equivalent energy costs, the Mt. Hope Project’s direct operating costs will change by approximately $0.10 per pound.  These cost estimates are based on 2009 constant dollars and are subject to cost inflation or deflation.  In the past several years, operating costs in the mining industry have escalated on a world-wide basis as a result of major factors beyond our control, including the cost of energy and labor.  We anticipate updating these operating cost estimates later in 2013.

Equipment and Supply Procurement

The LLC began a slow procurement and engineering restart in early 2012 designed to conserve cash while maintaining project schedule in order to maximize financial flexibility until its major permits were acquired.    The LLC continues to take a cautious approach with preliminary construction activities until the Company completes documentation and receives funding of its Term Loan.

Through December 31, 2012, the LLC has made deposits of $69.7 million on equipment orders, has spent approximately $139.1 million for the development of the Mt. Hope Project and has paid $12.0 million into an escrow arrangement for electricity transmission services.

Based on commitments as of the end of 2012, we expect to make additional payments on wellfield materials and milling process equipment orders of approximately $11.2 million in 2013 and $14.4 million in 2014.

On February 28, 2012, the LLC issued a firm purchase order for 18 haul trucks.  The order provides for delivery of those haul trucks required to perform initial mine development, currently scheduled for late 2013 or early 2014.  A non-refundable down-payment of $0.6 million was made at the time of order with an additional $0.6 million paid in December 2012, 12 months prior to anticipated truck shipment, but the contract is cancellable with no further liability to the LLC up until the time of truck shipment.

On June 25, 2012, the LLC issued a firm purchase order for four mine production drills.  A non-refundable down-payment of $0.4 million was made in December 2012.  The contract remains cancellable with no further liability to the LLC until the time the drills are shipped.

At June 30, 2012, the LLC’s contract to purchase two electric shovels expired.  We signed a new letter of intent with the vendor providing for the opportunity to purchase the electric shovels at prices consistent with the expired contract, less a special discount in the amount of $3.4 million to provide credit to the LLC for amounts paid as deposits under the expired contract.  The agreement provides that equipment pricing will remain subject to inflation indexes and guarantees production slots to ensure that the equipment is available when required by the LLC.

Agreements with Hanlong (USA) Mining Investment Inc.

We have signed a series of agreements (the “Hanlong Transaction”) with Hanlong (USA) Mining Investment, Inc. (“Hanlong”), an affiliate of Sichuan Hanlong Group, a large privately held Chinese company.  The agreements described below form the basis of a $745 million transaction that is intended to provide the Company with adequate capital to contribute its 80% share of costs to develop the Mt. Hope Project.  The agreements include:  (a) a Securities Purchase Agreement that provides for the sale to Hanlong of shares of our common stock in two tranches that will aggregate 25% of our outstanding stock on a fully diluted basis for $80 million ($40 million per tranche), conditioned upon us receiving permits for the Mt. Hope Project and Hanlong’s use of commercially reasonable efforts to procure a $665 million loan from a Prime Chinese Bank for our use in constructing the Mt. Hope Project; (b) a Stockholder Agreement that provides Hanlong representation on our Board of Directors (“Board”) and the LLC management committee, governs how Hanlong will vote its shares of the Company and limits Hanlong’s ability to purchase or dispose of our securities ; (c)  a Bridge Loan whereby Hanlong will provide up to $20 million to the Company to preserve liquidity until permits are received and the Term Loan is available; (d) a Subordinated Debt Agreement whereby Hanlong will provide up to $125.0 million to assist the Company in financing capital cost increases; and (e) a long-term molybdenum supply off-take agreement (discussed further in Item 7A below) which requires Hanlong to purchase the Company’s entire share of the Mt. Hope Project’s molybdenum production above that necessary for the Company to meet its existing supply commitments until the expiration of those commitments.

The Securities Purchase Agreement (“Purchase Agreement”)

Stock Purchase.  The Purchase Agreement provides, subject to its terms and conditions, for the purchase by Hanlong of $80.0 million of our common stock, or approximately 27.5 million shares, which will equal 25% of our outstanding common stock on a fully-diluted basis.

The Purchase Agreement has been amended five times including:  (1) July 30, 2010 amendment extending the deadline for obtaining Chinese government approvals by two months to October 13, 2010, as well as extending the Company’s deadline for publishing its DEIS and receiving its ROD (“ROD Condition”) to February 28, 2011, and November 30, 2011, respectively.  Hanlong has received Chinese government approvals for its equity investment in us and our DEIS was published; (2) an October 26, 2010 amendment setting the closing of Hanlong’s purchase of the first $40.0 million tranche of equity for December 20, 2010 and eliminating the condition that required us to have our DEIS published prior to closing this funding; (3) a December 20, 2010 amendment that made certain non-substantive changes in connection with the closing of the first tranche of Hanlong’s equity investment (“Tranche 1”); (4) a July 7, 2011 amendment that eliminated the deadline for publication of the DEIS, extended the ROD deadline from November 30, 2011 to the earlier of nine months following DEIS publication or September 30, 2012, extended Hanlong’s commitment to make available the Term Loan from two months following ROD to nine months following the ROD, provided the ability for the Company to extend the ROD Condition date to the earlier of 12 months following DEIS publication and December 30, 2012 (“ROD Condition Extension”), and extended the maturity date of the Bridge Loan to the earlier of (i) 270 days after the issuance of the ROD, (ii) the date on which the Purchase Agreement terminates, and (iii) the earlier of December 31, 2012 and the availability of the Term Loan; and (5) a June 14, 2012 amendment that provided notice to Hanlong that the Company did not expect the BLM to issue the ROD before September 2, 2012 but did expect the ROD to be issued prior to December 2, 2012 and further provided notice that the Company wished to utilize the ROD Condition Extension, thereby amending the date by which the ROD must be issued to December 2, 2012.  The ROD became effective on November 16, 2012; thereby fulfilling the Company’s requirements under the Purchase Agreement.

The Purchase Agreement may be terminated by either party (providing the terminating party is not in default) if the closing of the second tranche (“Tranche 2”) has not occurred on or before the earlier of December 31, 2012 or 12 months after the issuance of the ROD.

As discussed above, the second tranche will be for a purchase price of an additional $40.0 million.  Remaining conditions significant to the closing of Tranche 2 require the completion of documentation for and satisfaction of conditions precedent for the availability of funding under the Term Loan, described below.

Hanlong will have the right to purchase a portion of any additional shares of common stock that we may issue during the term of the Purchase Agreement so that it can maintain its percentage ownership, unless its ownership is at the time below 5% at the earlier of the closing of Tranche 2 or closing of the Term Loan.  It may also acquire additional shares so that it maintains a 20% indirect interest in the Mt. Hope Project if our interest in the LLC is reduced below 80%.  If we issue shares to fund the Mt. Hope Project under certain circumstances, and on or before the date of commercial production, and Hanlong exercises its rights to maintain its percentage interest, we will be obligated to refund to Hanlong the cost of such shares over a three-year period up to an aggregate of $9.0 million.

Break Fees.  A break fee is payable by both the Company and Hanlong if the Purchase Agreement terminates because of the failure of certain conditions.  A break fee of $10.0 million is payable to the Company if the Purchase Agreement is terminated because Hanlong fails to obtain necessary Chinese government approvals, which may be offset against any balances owed by the Company under the Bridge Loan.  A break fee of $5.0 million is payable to Hanlong if the Purchase Agreement is terminated and the Company has violated the “no-shop” provisions of the Purchase Agreement.  On January 9, 2012, the Company and Hanlong executed an Option Agreement concerning the payment date for the ROD Extension Fee under the Purchase Agreement for no consideration.  The option was exercised on June 14, 2012, thereby amending the Purchase Agreement to extend payment of the $2.0 million ROD Extension Fee from December 2012 to April 30, 2013.  As the achievement of ROD by the September 2, 2012 deadline did not occur, a $2.0 million ROD Extension Fee has been accrued as of December 31, 2012, and is included in capitalized debt issuance costs.  This fee will be credited against the arrangement fee described below.  In addition, the break fee was increased by $2.0 million at the time the option was exercised.  Therefore, the maximum amount of potential break fees payable by the Company is $7.0 million.  The break fee payable by the Company to Hanlong may be paid in cash, or, in certain circumstances, in shares of our common stock at our option.  If paid in shares, the price would be the volume weighted average of our common stock on the NYSE MKT for the five days ending six days after the announcement of the termination.

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

Bridge Loan

Hanlong agreed to provide a $20.0 million Bridge Loan to the Company, available in two equal $10.0 million tranches.  On April 28, 2010, we drew down the first $10.0 million tranche.  The second tranche became available after receiving stockholder approval of the Hanlong Transaction.  The first tranche of the Bridge Loan bears interest at a rate tie to the London Interbank Offered Rate (“LIBOR”) plus 2% per annum.  The second tranche of the Bridge Loan will bear interest at 10% per annum and is undrawn.  The Bridge Loan will be repaid from the proceeds of the Term Loan.  The second tranche may also be repaid at the Company’s election, in shares of the Company’s common stock.  If paid in shares, the price would be the volume weighted average of the Company’s shares on the NYSE MKT for a five-day period after public announcement of the event that required repayment.  The Company may offset its right to receive the break fee against its obligations to repay borrowings under the Bridge Loan.  On January 9, 2012, the Company and Hanlong executed a second Option Agreement concerning the Bridge Loan Agreement.  On June 14, 2012, the Company exercised the option, thereby amending the Bridge Loan Agreement for no consideration to extend the maturity date of the Bridge Loan from December 31, 2012 until April 30, 2013.  This option also has the effect of potentially extending the availability of the undrawn $10.0 million second tranche to April 30, 2013 since the availability of the second tranche ends the earliest of the Tranche 2 closing date, the maturity date of the Bridge Loan and the first borrowing under the Term Loan.

The outstanding balance of the Bridge Loan and related accrued interest are recorded as a current liability as of December 31, 2012 as the latest available maturity date of the Bridge Loan is April 30, 2013.  The Bridge Loan and our obligation to pay a break fee to Hanlong under the Purchase Agreement are secured by a pledge by us of a 10% interest in the LLC.

Chinese Bank Term Loan

Hanlong is obligated to use commercially reasonable efforts to procure a Term Loan in an amount of at least $665.0 million.  The Term Loan is expected to bear interest at LIBOR plus a spread of between 2% and 4% per annum.  The Purchase Agreement provides that the Term Loan will have customary covenants and conditions; however, the terms of the Term Loan have not yet been negotiated with the lender and we have no assurance as to the final terms of the Term Loan.  On February 16, 2012, the Company announced China Development Bank (“CDB”) had confirmed the basic terms underlying a proposed $665.0 million term loan to finance the Company’s 80% share of development costs for the Mt. Hope project, including a CDB intention to lend $399.0 million and arrange a consortium of Chinese and international banks to fund the balance of $266.0 million.  The Term Loan is anticipated to carry a maturity of 12 years including a 30 month grace period to allow for the construction of the Mt. Hope Project.  The interest rate will remain subject to market conditions and Chinese government policy.  The Company and Hanlong are continuing to work with CDB with a target of having the loan completed, approved and available to the Company by mid-2013.  Hanlong or an affiliate is obligated to guarantee the Term Loan.  When funds can be drawn by the Company under the Term Loan, the Company will pay a $15.0 million arrangement fee to Hanlong who will pay fees and expenses associated with the Term Loan before the Term Loan closing, including those charged by the Chinese bank.

Hanlong Subordinated Debt Facility

On October 26, 2012, the Company and Hanlong signed a Subordinated Debt Agreement (“Sub Debt Facility”) under which Hanlong agreed to provide, with a six month option to arrange a third party credit facility, up to $125.0 million to assist the Company in financing capital cost increases, which are discussed in “Capital and Operating Estimates” above.  Under the Sub Debt Facility, Hanlong will lend in two tranches.  Tranche A in the amount of $75.0 million will be available to the Company during the Mt. Hope Project’s construction period after full advance of the Term Loan.  Tranche B, in the amount of $50.0 million, will be available during the six-month period following the commencement of commercial production.  Tranche A of the Sub Debt Facility can be reduced to the extent equipment is leased for the Mt. Hope Project by the LLC.  In exchange for arranging the Sub Debt Facility, the Company will pay a fee to Hanlong of $6.3 million, payable at the earlier of the first draw under the Term Loan, upon receiving funds associated with the exercise of Hanlong’s warrants, described below, or other financing of at least $8.0 million, or October 26, 2014, if the Sub Debt Facility is in effect.  Simultaneously with the execution of the Sub Debt Facility, the Company issued a warrant to Hanlong with a 2.5 year maturity to purchase ten million shares of the Company’s common stock.  The warrant is priced at a 15% premium to the 10 day volume weighted average price on the issuance date, which results in a price of $4.23 per share, and becomes exercisable on April 26, 2013.  A value of $12.4 million has been placed on the warrant. This amount has been recorded as loan commitment fees as of December 31, 2012 and will be expensed ratably over the life of the loan.  Following the close of the Tranche 2 purchase of stock under the Purchase Agreement and an exercise of the issued warrant, Hanlong would own approximately 31% of our outstanding shares.

Both tranches of the Sub Debt Facility will mature 5 years after the achievement of commercial production at the Mt. Hope Project and will require mandatory prepayment of 50% of the Company’s semi-annual net free cash flow, as defined, after debt service payments on the Term Loan and any other Mt. Hope Project funding requirements.  The Sub Debt Facility will be subordinated to the Term Loan and will bear interest at 6-month LIBOR plus 4%, with interest paid semi-annually.  The Sub Debt Facility has covenants that are customary for subordinated credit facilities and will contain additional covenants required to effect subordination to the Term Loan satisfactory to the holders of the Term Loan.  Advances under the Sub Debt Facility are subject to a number of conditions precedent, such as accuracy of representations and warranties, compliance with covenants, absence of default and full advance of the Term Loan.

In connection with the Sub Debt Facility, the Company and Hanlong entered into Amendment No. 1 to the above described Stockholder Agreement on October 26, 2012.  The amendment provides that the warrant or shares issued pursuant to the warrant will not be included in the calculation of Hanlong’s beneficial ownership under provisions of the Stockholder Agreement or other agreements entered into by the Company and Hanlong prior to October 26, 2012.  The amendment also provides that the warrant and shares issued pursuant to the warrant will be subject to the rights and restrictions of the Stockholder Agreement with the exception of restrictions on disposition, pledges and encumbrances.

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

Other Mining Properties

We also have mining claims and land purchased prior to 2006 which consist in part of (a) approximately 107 acres of fee simple land in the Little Pine Creek area of Shoshone County, Idaho, (b) six patented mining claims known as the Chicago-London group, located near the town of Murray in Shoshone County, Idaho, (c) 265 acres of private land with three unpatented claims in Josephine County, Oregon, known as the Turner Gold project; and (d) 34 unpatented mining claims in Marion County, Oregon, known as the Detroit property.  Our efforts at these properties are minimal and consume no significant financial resources.

We have entered into option to purchase agreements on two of these properties.  See Note 4 to the Financial Statements herein for additional discussion on these agreements.

Corporate Information

The Company was initially incorporated in Idaho under the name “General Mines Corporation” in 1925.  We have gone through several name changes and on October 5, 2007, we reincorporated the Company in the State of Delaware (“Reincorporation”) through a merger of Idaho General Mines, Inc. with and into General Moly, Inc., a Delaware corporation that was a wholly owned subsidiary of Idaho General Mines, Inc. with General Moly being the surviving entity.  In connection with the Reincorporation, all of the outstanding securities of Idaho General Mines, Inc. were converted into securities of General Moly on a one-for-one basis.  For purposes of the Company’s reporting status with the U.S. Securities and Exchange Commission (“SEC”), General Moly is deemed a successor to Idaho General Mines, Inc. Our common stock is traded on the NYSE MKT under the symbol “GMO” and, in February 2008, the Company began trading on the Toronto Stock Exchange (“TSX”) under the same symbol.  Our registered and principal executive office is located at 1726 Cole Blvd., Suite 115, Lakewood, Colorado 80401 and the phone number for that office is (303) 928-8599.

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

Corporate Strategy and Objective

Our corporate strategy is to acquire and develop highly profitable advanced stage mineral deposits.  Our near-term corporate objective is to profitably develop and operate the Mt. Hope Project and to complete our evaluation and commence development of the Liberty Property.  In the short-term, we are focused on receiving financing required to complete the development of the Mt. Hope Project based on our current schedule, while at the same time conserving our cash resources until such financing is received.

We believe we have the following business strengths that will enable us to achieve our objectives:

•                                          We have a strong, proven management team with experience in mine development, project financing, and operations.

•                                          The Mt. Hope Project, of which we own 80%, currently in the development stage, is anticipated to be one of the largest and lowest cost primary molybdenum projects in the world, driven, in part, by high ore grades that will be processed early in the mine life.

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

•                                          We have strong international support from the steel industry as evidenced by the strategic partnerships and off-take agreements we have in place with several of the world’s largest steel companies.

•                                          We anticipate favorable long-term market fundamentals for molybdenum.

Products

We do not currently produce any products.  When the Mt. Hope Project is developed, the LLC expects production  of 40 million pounds of molybdenum per year over the first five years on average and approximately 1.1 billion pounds of molybdenum over the expected 44-year life of the project.  The Mt. Hope Project will primarily focus on producing Technical Grade Molybdenum Oxide (“TMO”), which is widely utilized by the steel industry.  In the future, we may also consider producing FerroMolybdenum (“FeMo”), and have designed the Mt. Hope Project plant to accommodate this process, which is also used by the steel industry and would make the Company a more complete supplier to the steel industry.

Molybdenum is a refractory metal with very unique properties.  Approximately 70% to 80% of molybdenum applications are in steel making.  Molybdenum, when added to plain carbon and low alloy steels, increases strength, corrosion resistance and high temperature properties of the alloy.  The major applications of molybdenum containing plain and low alloy steels are automotive body panels, construction steel and oil and gas pipelines.  When added to stainless steels, molybdenum imparts specialized corrosion resistance in severe corrosive environments while improving strength.  The major applications of stainless steels are in industrial chemical process plants, desalinization plants, nuclear reactor cooling systems and environmental pollution abatement.  When added to super alloy steels, such as those used in jet turbine blades and other advanced aerospace engine components, molybdenum dramatically improves high temperature strength, thermal expansion and contraction resistance and resistance to oxidation.  The effects of molybdenum additions to steels are not readily duplicated by other elements and as such are not significantly impacted by substitution of other materials.

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

The supply of molybdenum comes from both primary molybdenum mines, such as our proposed Mt. Hope Project, and as a byproduct of porphyry copper production.  Each source of supply represents approximately 50% of the molybdenum produced annually, which was forecast to grow to 528 million pounds in 2012.  Although many companies produce molybdenum, many of which also mine other minerals, approximately two-thirds of global production is concentrated among ten companies.

When and if we commence production at both our Mt. Hope Project and Liberty Property, our competitive position will be based on the quality and grade of our ore bodies and our ability to manage costs compared with other producers.  Our costs are driven by the grade and nature of our ore bodies as well as input costs, including energy, labor and equipment.  Our ability to have a competitive position over the long-term will be based on, among other things, the large size of our combined ore resources and anticipated production rate capacity as well as our intention to hire and retain a skilled workforce, and manage our costs.

Employees

The Company had a total of 40 employees, including 36 exempt and 4 hourly employees, as of December 31, 2012.

Description of the Mt. Hope Project

Overview

The discussion in this section is based on the entire Project, of which we own an 80% interest. The LLC is proceeding with the development of the Mt. Hope Project.  The Project will include the development of an open pit mine, construction of a concentrator and a roaster, and construction of all related infrastructure to produce TMO, the most widely used molybdenum product.

From November 2004 through August 2007 we conducted numerous exploration, drilling and evaluation studies, culminating in the BFS for the Mt. Hope Project.  In 2005, we initiated the baseline studies necessary for development of an Environmental Impact Statement (“EIS”).  We completed an initial POO, which the BLM accepted in September 2006.  In December 2006, the BLM selected an environmental firm to complete the EIS for the Mt. Hope Project.  The Company worked diligently with the environmental firm to complete the EIS, resulting in the ROD becoming effective on November 16, 2012.

The Mt. Hope Project — the Mt. Hope Lease

The Mt. Hope Project is owned and will be operated by the LLC under the LLC Agreement.  The LLC currently has a lease (“Mt. Hope Lease”) with Mount Hope Mines, Inc. (“MHMI”) for the Mt. Hope Project for a period of 30 years from October 19, 2005 and for so long thereafter as operations are being conducted on the property.  The lease may be terminated earlier at the election of the LLC, or upon a material breach of the agreement and failure to cure such breach.  If the LLC terminates the lease, termination is effective 30 days after receipt by MHMI of written notice to terminate the Mt. Hope Lease and no further payments would be due to MHMI.  Located in Eureka County, Nevada, the Mt. Hope Project consists of 13 patented lode claims and one millsite claim, which are owned by MHMI and leased to the LLC, and 1,521 unpatented lode claims, including 109 unpatented lode claims owned by MHMI and leased to the LLC and 1,412 unpatented lode claims owned by the LLC.  Patented claims are owned real property and unpatented claims are held subject to the paramount title of the United States and remain valid for as long as the claim contains a discovery of valuable minerals as defined by law and the holder pays the applicable fees.

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

The LLC is not permitted to assign or otherwise convey its obligations under the Mt. Hope Lease to a third party without the prior written consent of MHMI, which consent may be withheld at its sole discretion.  If, however, the assignment takes the form of a pledge of our interest in the Mt. Hope Project for the purpose of obtaining financing, including the Term Loan, MHMI’s consent may not be unreasonably withheld.  The Mt. Hope Lease further requires the LLC to keep the property free and clear of all liens, encumbrances, claims, charges and burdens on production except as allowed for a project financing.

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

The Mt. Hope Lease is for a term of 30 years, but can be extended beyond 30 years if the Mt. Hope Project is in production or intends to resume production (and the LLC has provided notice to MHMI accordingly).  The lease may be terminated at the election of the LLC, or upon a material breach and failure to cure such breach.  If the LLC terminates the lease, the termination is effective 30 days after receipt by MHMI of written notice to terminate the Mt. Hope Lease.  If MHMI terminates the lease, termination is effective upon receipt of a notice of termination of a material breach, representation, warranty, covenant or term contained in the Mt. Hope Lease and followed by failure to cure such breach within 90 days of receipt of a notice of default.  MHMI may also elect to terminate the Mt. Hope Lease if the LLC has not cured the non-payment of obligations under the lease within 10 days of receipt of a notice of default.  The LLC intends to renew the Mt. Hope Lease at the end of the initial time to allow full execution of the 44 year mine life.  We believe that Mt. Hope Mines would accept our request for extension.

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

Royalties, Agreements and Encumbrances

Advance Royalty

The Mt. Hope Lease requires a royalty advance (“Construction Royalty Advance”) of 3% of certain construction capital costs, as defined in the Mt. Hope Lease.  The LLC is obligated to pay a portion of the Construction Royalty Advance each time capital is raised for the Mt. Hope Project based on 3% of the expected capital to be used for those certain construction capital costs defined in the Mt. Hope Lease.  Through December 31, 2012, we have paid $22.6 million of the total Construction Royalty Advance, including $9.0 million paid on October 19, 2012.  Based on our Mt. Hope Project capital budget we estimate that a final reconciliation payment on the Estimate will be due following the commencement of commercial production, after as-built costs are definitively determined.  The Company estimates, based on the revised capital estimate discussed above and the current timeline for the commencement of commercial production, that an additional $4.2 million will be due during the second half of 2015.  This amount was accrued as of December 31, 2012.

The LLC is also obligated to make a minimum annual advance royalty payment (“Annual Advance Royalty”) of $0.5 million each October 19 following the payment made in October 2012 for any year wherein commercial production has not been achieved or the MHMI Production Royalty (as hereinafter defined) is less than $0.5 million.  As commercial production is not anticipated to commence until 2015, the Company has accrued $1.0 million in Annual Advance Royalty payments which will be due in two $0.5 million installments in October 2013 and 2014, respectively.  The Estimate and the Annual Advance Royalty are collectively referred to as the “Advance Royalties.”  All Advance Royalties are credited against the MHMI Production Royalties once the mine has achieved commercial production.  After the mine begins production, the LLC estimates that the MHMI Production Royalties will be in excess of the Annual Advance Royalties for the life of the Mt. Hope Project and, further, the Estimate will be credited against MHMI Production Royalties owed at the rate of 50% of MHMI Production Royalties on an annual basis until fully consumed.

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

Climate

Climate in the area is moderate, with average highs in July of about 85 degrees Fahrenheit and lows in January of about 17 degrees Fahrenheit.  Precipitation in the area is relatively low with annual precipitation averages of about 12 inches.  Operations at the site are planned to continue year-round.

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

Lake sediments make up the largest areas in the valleys.  The slopes range from smooth to rolling (0 to 15 percent) and the soils vary from shallow to deep and mildly to strongly alkaline.  The surface textures range from silty clay loams to gravelly sandy loams and local sand.  The permeability of these soils ranges from slow to rapid.

The natural vegetation of the region consists of pinion juniper and sagebrush with grass.  The pinion juniper occupies the higher elevations of the mountain slopes, with the lower areas in the valley covered predominantly with sagebrush and shrubs with perennial bunchgrasses.

Mt. Hope, located in the lower foothills of the southeast flank of the Roberts Mountains, stands approximately 8,400 feet in elevation.  Areas to the east and southeast of the Project slope gently to elevations from 6,400 to 7,900 feet.  Diamond Valley, situated to the south and east, is approximately 6,000 feet in elevation.

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

The ore deposit is a molybdenum porphyry, which is classified as a “Climax - type” deposit.  This type of deposit has well zoned molybdenum mineralization.  The molybdenum mineral content, termed grade zoning, surrounds the central area of the deposit and forms geometries that are circular in plan and arch shaped in section. The mineral zones or “shells” consist of quartz porphyry and hornfels cross-cut by quartz stockwork veining containing molybdenite.  Drilling has proven strong ore grades near the surface and indications of deeper ore grade zones.

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

The final reserve pit design was based on a molybdenum price of $10/lb molybdenum in the saleable form of moly tri-oxide.  As of December 31, 2012, the approximate three year backward average price for molybdenum was $14.69/lb, according to Ryan’s Notes, a ferro-alloy industry news and pricing publication.  The spot price for molybdenum on the same date was approximately $11.60/lb, also according to Ryan’s Notes.  The pit design price is below the 3-year backward average and below current spot prices.

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

Capital Cost Estimates

Earlier in 2012, we completed a review of the capital cost requirements for the Mt. Hope Project, based on current major equipment, labor and material pricing and further engineering definition.  The project capital was also updated for currently known permitting and regulatory requirements and includes the schedule impacts of permitting delays since the September 2008 feasibility study update, which was reconfirmed in November 2009.  The Mt. Hope Project has not materially changed in scope and is currently designed at approximately 60% engineering completion with solid scope definition.  The overall capital cost estimate increased by 11%, or $130 million, and totaled $1,284 million (as reflected in the Q2 2012 column in the table below).  The largest affected category of the revised estimate was Owners cost, driven by schedule delays largely attributed to an extended permitting timeline.  Of that amount, $35 million represents holding costs over the 2009 to 2012 period (approximately $0.7 million per month), that were not envisioned in the original estimates.

In October of 2012, we further refined the capital cost estimate to reflect ongoing softening in the overall market, firm quotes that are better than expected, and modified internal assumptions.  The new estimate is reflected in the Q3 2012 column in the table below, and is representative of improvements in 1) Owners costs where Eureka Moly now assumes lower overhead and slower ramp-ups in capitalized internal labor, 2) Contingency, attributable primarily to the mine equipment category where costs are mostly firm with existing commitments, and the outlook for both the new and used market has become more favorable to buyers in recent months, and 3) Reclamation bond collateral requirements, supported by the placement of the surety bonds.

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

Pricing

The worldwide molybdenum price fluctuated between $5.33 per pound in 2003 to over $40.00 per pound in 2005 and traded in the mid-$30s per pound prior to October 2008, when prices fell from approximately $33.50 per pound to $7.70 per pound in April 2009 as a result of the global economic collapse.  Subsequent to April 2009, prices slowly rose finishing 2009 at $12.00 per pound finishing 2011 at $13.40 per pound.  During 2012 prices traded in a relatively narrow range finishing the year at $11.60 per pound and are trading at $11.25 per pound as of early March 2013.

In our BFS and for a portion of our financial evaluations, we use molybdenum prices prepared by an independent commodities research company, CPM Group.  Their research is a comprehensive look at both the supply and demand side of the molybdenum market.  Through their research, they forecast global growth rates for molybdenum for both supply and demand.  CPM Group continues to forecast prices in excess of current spot prices over the long-term.  In October 2012, CPM Group forecast that molybdenum prices would range between $11.00 and $16.00 per pound through 2017.

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

(1)         Royalty payments are a function of assumed molybdenum prices realized.  The above calculation assumes a molybdenum price of $15.00 per pound.

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

On January 30, 2007, we purchased Equatorial Mining North America, Inc. and its two subsidiaries, which owned a 12% net smelter returns royalty on the Liberty Property, from Equatorial Mining Pty. Limited, effectively eliminating all third party royalties on the property.  The consideration paid for the Equatorial acquisition was $4.8 million with an additional deferred payment of $6.0 million which will be due upon commencement of commercial operation of the property.  In connection with the transaction, we acquired $1.2 million in cash accounts and assumed all environmental liabilities on the reclaimed site.  Additionally in 2007, we purchased all outstanding mineral claims associated with this property that were not previously owned by us thus giving the Company 100% control over all mineral rights within the boundary of the property, as well as claims on BLM property adjacent to the patented grounds.

Since purchasing the Liberty Property, we completed two drilling programs that, combined with previous evaluation work performed by former owners, identified mineralization totaling 541.4 million tons with ore grades averaging 0.067% molybdenum and 0.08% copper.  In April 2008, we completed a pre-feasibility study on the Liberty Property that detailed initial capital and operating costs, anticipated mining and milling rates and permitting requirements.  On October 3, 2011 the Company released an updated NI 43-101 compliant resource estimate and on November 15, 2011 released a pre-feasibility study detailing updated resource estimates and project economics.  The completed report estimates molybdenum and copper reserves and resources, production, capital and operating cost parameters, along with project economics.  The Liberty Property is viewed by the Company as a follow-on project to the Mt. Hope Project that we intend to actively pursue following development of the Mt. Hope Project, and dependent on market conditions.

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

The Mt. Hope Project is situated on lands owned by the United States of America (“federal lands”).  The LLC, as the owner or holder of the unpatented mining claims, has the right to conduct mining operations on the lands subject to the required operating permits and approvals, compliance with the terms and conditions of the Mt. Hope Lease, and compliance with applicable federal, state, and local laws, regulations and ordinances.  On federal lands, mining rights are governed by the General Mining Law of 1872, as amended, 30 U.S.C. UU 21-161 (various sections), which allows for the location of mining claims on certain federal lands upon the discovery of a valuable mineral deposit and on proper compliance with claim location requirements.

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

Permitting

Permit Acquisition and Fundamental Environmental Permitting Considerations

We obtained the required principal environmental operating permits for the Mt. Hope Project in late 2012 in anticipation of the commencement of construction and availability of financing for the project.  Baseline studies and data acquisition to support permitting were initiated in the fourth quarter of 2005.  Facility designs and operational plans have been refined as data was collected and reviewed to minimize environmental impacts and facilitate the permitting process.  The planned mining and processing operations are consistent with numerous other permitted projects in Nevada, in terms of methods, facility design, equipment, and related engineering plans.

Permitting Process Overview

The development, operation, closure and reclamation of mining projects in the United States of America require numerous notifications, permits, authorizations, and public agency decisions.  This section does not attempt to exhaustively identify all of the permits and authorizations that need to be granted, but instead focuses on those that are considered to be critical for project start-up.

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

Mt. Hope Permitting Requirements

The Mt. Hope Project required both federal and state permits before construction and operations could commence.  Major permits required for the Mt. Hope Project include the ROD, a BLM issued permit, water appropriation permits from the Nevada Division of Water Resources, the WPC permit and Reclamation Permit from the NDEP—BMRR, received in November 2012, and an Air Quality Permit (“AQP”) from the NDEP—BAPC, received in May 2012.

Plan of Operations Approval—Bureau of Land Management

The BLM has prepared an EIS analyzing the environmental impacts of the Mt. Hope Project and alternatives in accordance with the NEPA.  Upon completion and approval of the EIS, the BLM issued the ROD for the Mt. Hope Project.  The ROD became effective on November 16, 2012; the date the BLM recorded its decision to approve the EIS and POO for the Mt. Hope Project.

Potential environmental issues associated with the proposed operations have been identified and mitigation measures have been developed to minimize potential impacts.  These actions are anticipated to reduce potential environmental liability, and promote good community and social responsibility.

Issues of concern are primarily related to geochemistry and the associated potential for acid generation from waste rock, the water quality in the post-mining pit lake, and the potential mobilization of constituents in the tailings.  Other significant potential impacts include effects of groundwater pumping on existing water rights and/or surface water flows, air emissions, reduction of wildlife habitat (including a federally listed sensitive species) and the socioeconomic impact to the community of Eureka.  Extensive laboratory testing has been conducted to fully evaluate the geochemistry of all material types that will be mined.  The waste rock disposal facilities and tailing impoundment designs incorporate components to minimize potential impacts, consistent with accepted and demonstrated industry practices.  Hydrological and geochemical computer modeling predicts that the post-mining pit lake water quality will not pose a threat to wildlife and will therefore not require treatment. Air emissions will be reduced by using control technology and leading industry practices.  A detailed reclamation plan has been developed to re-establish post-mining land uses, including wildlife habitat.  Other resource-specific mitigation plans have been developed, including those for wild horses and burros, bats, cultural resources, the Pony Express Trail, sage grouse habitat, water resources, and minimizing fugitive dust.  Environmental regulations related to reclamation require that the cost for a third party contractor to perform reclamation activities on the mine site be estimated.  The $73.0 million reclamation cost estimate is the basis for the required financial assurance amount.  The LLC is required to post a financial instrument in addition to the $0.8 million currently held by the BLM to provide a guarantee that this amount will be available to BLM and NDEP for use in conducting reclamation should we become insolvent or default on our reclamation obligations.  Additionally, a reclamation cost estimate of $1.3 million was approved to remove and reclaim disturbance associated with the grant of rights-of-way for the 230 kV power transmission line.  A group of surety underwriters arranged by Marsh USA was assembled to satisfy these financial guarantees through the posting of bonds.  The surety program was funded with an initial payment of $5.6 million in December 2012 and requires additional payments of $11.6 million throughout the construction period for a total cash funding amount of $17.2 million for annual premiums and collateral.  Although the Reclamation Permit is administered by the NDEP-BMRR, BLM review is required and the reclamation cost estimate was approved in conjunction with approval of the POO.

The phased reclamation cost estimate addresses the anticipated activities for a three-year period from the point of POO approval.  The financial assurance estimate will be recalculated every three years to include the current activities and those activities anticipated to be completed during the subsequent three-year period.  Preliminary estimates indicate that the project reclamation financial assurance requirements during the first three-year period will be approximately $73.0 million, and will initially be met with a combination of cash and surety bonds.  Financial guarantees held by the BLM will increase with every three-year update in conjunction with the growth of the waste rock pile and the tailing impoundments.  It is estimated that financial assurance requirements could reach $171.8 million at the anticipated end of the project (year 44), assuming no concurrent reclamation activities occur.

Additionally, through the ROD, the BLM has determined that a Long Term Funding Mechanism (“LTFM”) is required for post-reclamation obligations, including long-term monitoring and mitigation at the Mt. Hope Project site.  The LTFM approximates a cost estimate of $83.0 million for mitigation and monitoring for a 500 year period post reclamation.  The Company and the BLM are completing the preparation of a Trust to fund this long-term post-reclamation obligation to be initially funded in the amount of $0.3 million.

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

In addition to working to complete financing, we finalized the transfer of water rights to mining use.  In March 2009 we were granted our water applications in a Ruling by the Nevada State Engineer (“State Engineer”).  However, that Ruling was appealed, and in April 2010, a Nevada State District Court (“NSDC”) set aside the Ruling on procedural grounds and remanded the matter for another hearing by the State Engineer.

On July 15, 2011, the State Engineer issued a second Ruling granting the Company’s water right applications.  That Ruling was appealed in August 2011 by Eureka County and two other parties comprised of three individual water rights holders in Diamond Valley and one in Kobeh Valley.  The appeals were heard on April 3, 2012 before the NSDC.  On June 13, 2012, the NSDC denied the appeals and affirmed the State Engineer’s Ruling.  Further, the State Engineer issued all water permits on December 14, 2011 and certain amended permits on January 4, 2012, and the water became available for use at the Mt. Hope Project following the State Engineer’s approval of the Company’s Monitoring, Management and Mitigation Plan (“3M Plan”) on June 6, 2012.

On July 10 and 11, 2012, respectively, Eureka County and two other parties comprised of one individual water rights holder in Diamond Valley and one in Kobeh Valley filed Notices of Appeal, appealing to the Nevada Supreme Court the NSDC’s Order denying their appeals of the State Engineer’s 2011 Ruling.  We are confident the Nevada Supreme Court will uphold the NSDC’s Order which denied all appeals of the State Engineer’s Ruling.

On July 5, 2012, the same two individual water rights holders appealing the NSDC’s Order to the Nevada Supreme Court filed an appeal of the State Engineer’s approval of the Company’s 3M Plan to the same NSDC.  Eureka County did not appeal the approved 3M Plan.  We anticipate a favorable NSDC decision upholding the 3M Plan.

Notwithstanding these further appeals, the Company’s water permits have been granted and the water remains available to the Company, as described above, for use at the Mt. Hope Project.

Water Pollution Control Permit—Nevada Division of Environmental Protection—Bureau of Mining Regulation and Reclamation

The BMRR administers the programs for the WPC Permit and the Reclamation Permit, both of which are required for the Mt. Hope Project.  The WPC Permit program specifies design criteria for containment of process fluids and mandates development of monitoring, operational, and closure plans.  We received the WPC Permit and the Reclamation Permit in November 2012.

Air Quality Permit—Nevada Division of Environmental Protection—Bureau of Air Quality

Prior to the commencement of construction activities and in conjunction with facility operations, an AQP is necessary.  The Nevada BAPC regulations categorize permit types as Class 1 or Class 2, based on the estimated emissions amounts.  The Mt. Hope Project is subject to a Class 2 permit (smaller emissions) based on emissions estimates.  The permit application included an emissions inventory and dispersion modeling to demonstrate that emissions from the project will not exceed established air quality standards.  Emissions are primarily associated with the crush/grind circuit (particulate matter) and the roaster (sulfur oxides).  Roaster emissions will be controlled with a 99.7% estimated removal efficiency for sulfur oxides. We received the AQP in May 2012.

Liberty Property Permitting Requirements

We anticipate that the permitting schedule for the Liberty Property could be shorter than for the Mt. Hope Project, due to a relatively shorter permitting process under Nevada State regulations as opposed to the Federal NEPA process.  We control over 14,000 acres, including 5,054 acres of fee land, 946 acres of patented lode claims, 63 acres of patented mill site claims and 7,984 acres of unpatented lode claims.  Our ownership of the assets and mineral rights at the Liberty Property include most of the lands required for future operations and all of the mineral rights. Thus, we are evaluating the option of initiating a new molybdenum mine and ore processing operation completely on lands owned by us.  Based on the pre-feasibility study completed in November 2011, the initial three years for a new molybdenum operation and mine on this property will be completely on fee land owned by us.  As a result, construction and initial production could occur simultaneously with federal permitting efforts.  State permits, including the water pollution control, reclamation and air quality permits comparable to those described in previous sections, would be required for the Liberty Property site and the level of analysis and time required is anticipated to be consistent with those described for the Mt. Hope Project.

In addition to land ownership, two other factors distinguish the Liberty property from the Mt. Hope Project with respect to environmental permitting.  First, water consumption is not as significant an issue at Liberty.  Unlike the Mt. Hope Project, the areas surrounding Liberty are not extensively irrigated.  In addition, we own significant water rights at the Liberty site and have water wells in place.  Second, the area has been mined previously which has resulted in significant surface disturbance.  By conducting exploration drilling on pre-existing disturbance to the extent possible, the amount of disturbance created by exploration drilling is greatly reduced, and permitting requirements to support exploration are reduced.  Furthermore, there is extensive environmental information developed to support permitting of the previous mine operation.  We anticipate that this information can be used to streamline the permitting process for us by reducing the amount of baseline studies and other technical information that must be developed.

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

ITEM 1A. RISK FACTORS

You should carefully consider the risks described below and elsewhere in this report, which could materially and adversely affect our business, results of operations or financial condition.  If any of the following risks actually occurs, the market price of our common stock would likely decline.  The risks and uncertainties we have described below include all of the material risks known to us, however, additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our operations.

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

If certain conditions are not met under the Hanlong transaction documents, our ability to begin construction of the Mt. Hope Project could be delayed further

The additional investments by Hanlong in our common stock and the related financing with a Chinese bank and the molybdenum supply agreement are subject to a number of conditions precedent, including effectiveness of required governmental permits, approval by Chinese government authorities for investment in us by Hanlong and loans expected to be made by a Chinese bank, and negotiation of acceptable loan terms with that bank.  These conditions may not be met, in which case our ability to begin construction of the Mt. Hope Project could be delayed further while we attempt to obtain alternative financing.  We may not be successful in obtaining acceptable financing since the current credit markets are difficult for development stage companies.  In addition, we may be subject to financial penalties under the Hanlong transaction if certain milestones are not met in accordance with the agreement as discussed in “The Securities Purchase Agreement — Break Fees” above.

We may require and may not be able to obtain substantial additional financing in order to fund the operations of the Company and the LLC and if we are successful in raising additional capital, it may have dilutive and other adverse effects on our stockholders

If the actual costs to complete the development of the Mt. Hope Project are significantly higher than we expect, we may not have enough funds to cover these costs and we may not be able to obtain other sources of financing.  The failure to obtain all necessary financing would prevent the LLC from achieving production at the Mt. Hope Project and impede our ability to become profitable.  Our financing plan assumes that POS-Minerals will continue to make their required on-going capital contributions as outlined in the LLC Agreement.  We may not be able to obtain additional financing necessary for achieving production at the Mt. Hope Project if these contributions are not made.

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

•                  Approval of an expansion or contraction of the average tons per day (“ tpd”) planned of 20% or more from the relevant tpd throughput schedule in the BFS;

•                  Approval of the LLC’s acquisition or disposition of significant real property, water rights or real estate assets;

•                  Approval of the incurrence of indebtedness by the LLC that requires (1) an asset of the LLC to be pledged as security, (2) the pledge of a membership interest in the LLC, or (3) a guaranty by either the Company or POS-Minerals, other than in each instance a purchase money security interest or other security interest in the LLC to finance the acquisition or lease of equipment; and

•                  Approval of the issuance by the LLC of an ownership interest to any person other than Nevada Moly or POS-Minerals.

The requirement that certain decisions be approved by POS-Minerals may make it more difficult for our stockholders to benefit from certain decisions or transactions that we would otherwise cause the LLC to make if they are opposed by POS-Minerals.

Fluctuations in the market price of molybdenum could adversely affect the value of our company and our securities

The profitability of our mining operations will be influenced by the market price of the metals we mine.  The market prices of metals such as molybdenum fluctuate widely and are affected by numerous factors including several that are beyond the control of any mining company.  These factors include fluctuations with respect to the rate of inflation, the exchange rates of the U.S. dollar and other currencies, interest rates, global or regional political and economic conditions and banking crises, global and regional demand, production costs in major molybdenum producing areas, and a number of other factors.  Sustained periods of low molybdenum prices would adversely impact our revenues, profits, and cash flows.  In particular, a sustained low molybdenum price could:

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

The volatility in metals prices is illustrated by the quarterly average price range from January 2002 through February 2013 for molybdenum:  $2.73 - $35.37 per pound.  Average molybdenum prices are quoted in Platt’s Metals Week.  After a period of high, sustained molybdenum prices in 2004 through September 2008, where the price of molybdenum averaged $27.34 per pound, the price of molybdenum fell to approximately $7.70 per pound in April 2009.  Prices traded in a relatively narrow range during 2012 and finished the year at $10.90 per pound.  Although we estimate the Mt. Hope Project’s average cost of production over the first five years to be approximately $6.00 per pound, a sustained period of lower molybdenum prices would have material negative impacts on the Company’s profitability.

Our profitability is subject to demand for molybdenum, and any decrease in that demand, or increase in the world’s supply, could adversely affect our results of operations

Molybdenum is used primarily in the steel industry.  The demand for molybdenum from the steel industry and other industries was extremely robust through the third quarter of 2008, primarily fueled by growth in Asia and other developing countries.  Beginning in the fourth quarter of 2008, the global financial crisis forced steel companies to substantially reduce their production levels with a corresponding reduction in the consumption of molybdenum, which contributed to the decline in the price of molybdenum.  Demand growth since 2011 has promoted a gradual increase in the price of molybdenum.  However, sustained low molybdenum demand resulting from a prolonged global financial crisis may cause prolonged periods of low molybdenum prices ultimately resulting in a continued suspension of our development or, in the future, a suspension of our mining operations at our Mt. Hope Project.

A sustained significant increase in molybdenum supply could also adversely affect our results.  The CPM Group estimate that during the next five years a total of 174.3 million annual pounds of production could be added to the supply of molybdenum (including 40 million pounds of supply from our Mt. Hope Project).  In the event demand for molybdenum does not increase to consume the potential additional production, the price for molybdenum may be adversely affected.

We are exposed to counter party risk, which may adversely affect our results of operations

The off-take agreements the Company has completed including contracts with APERAM, SeAH Besteel, Sojitz, and Hanlong contain provisions allowing for the sale of molybdenum at certain floor prices, or higher, over the life of the agreements.  During the past 18 months there have been periods where the spot molybdenum prices fell below the inflation-adjusted floor prices in the contracts.  During these time periods all four contracts would have provided for the Company to sell molybdenum at above-spot prices.  In the event that our contract parties choose not to honor their contractual obligations, our profitability may be adversely impacted.

We may not be able to obtain or renew licenses, rights and permits required to develop or operate our mines, or we may encounter environmental conditions or requirements that would adversely affect our business

In the ordinary course of business, mining companies are required to seek governmental permits for expansion of existing operations or for the commencement of new operations. The LLC was required to obtain a ROD from the BLM authorizing implementation of the Mt. Hope Project POO.  The LLC was also required to obtain various state and federal permits including water protection, air quality, water rights and reclamation permits.  In addition to requiring permits for the development of the Mt. Hope Project, we will need to obtain and modify various mining and environmental permits during the life of the project.  Obtaining, modifying, and renewing the necessary governmental permits is a complex and time-consuming process involving numerous jurisdictions and often involving public hearings and substantial expenditures.  The duration and success of our efforts to obtain, modify or renew permits will be contingent upon many variables, some of which are not within our control.  Increased costs or delays could occur, depending on the nature of the activity to be permitted and the interpretation of applicable requirements implemented by the permitting authority.  All necessary permits may not be obtained and, if obtained, may not be renewed, or the costs involved in each case may exceed those that we previously estimated.  It is possible that the costs and delays associated with compliance with such standards and regulations could become such that we would not proceed with the development or operation of the Mt. Hope Project.

The development of the Mt. Hope Project may be delayed, which could result in increased costs or an inability to complete its development

The LLC may experience delays in developing the Mt. Hope Project.  These could increase its development costs, affect its economic viability, or prevent us from completing its development.  The timing of development of the Mt. Hope Project depends on many factors, some of which are beyond our and the LLC’s control, including:

•                  Timely availability of equipment;

•                  Continued appeal or unfavorable order concerning the water rights ruling, 3M plan, or permits, including the ROD;

•                  Sustained low prices for molybdenum;

•                  Acquisition of surface land and easement rights required to develop and operate the project;

•                  Completion of advanced engineering;

•                  Timely execution of the remaining portions of the Hanlong transaction;

•                  Timely availability of the Term Loan and Sub Debt Facility; and

•                  Timely availability of labor and resources from construction contractors throughout construction of the project.

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

•                  The accuracy of estimated rates and costs of mining and processing; and

•                  The ability to maintain effectiveness of all permits and construct a processing facility at Mt. Hope.

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

The possible physical impacts of climate change on the Company’s planned future operations are highly uncertain and would be particular to the geographic circumstances in the area in which we operate. These may include changes in rainfall, storm patterns and intensities, shortages of water or other natural resources, changing sea levels, and changing temperatures. These effects may adversely impact the cost, production and financial performance of the Company’s planned future operations.

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

Non-compliance with our Mt. Hope Mines Inc. Lease could result in loss of the LLC’s rights to develop the Mt. Hope Project and may adversely affect our business

The LLC leases the Mt. Hope Project from MHMI under the Mt. Hope Lease.  Failure to comply with the terms of the Mt. Hope Lease (which principally require us to make prescribed payments on or before certain prescribed dates) could result in loss of the LLC’s rights to develop the Mt. Hope Project.  Any loss of rights under the Mt. Hope Lease would have a material adverse effect on us and our ability to generate revenues.

Our ability to operate our Company effectively could be impaired if we lose key personnel or if we are not able to attract and retain the additional personnel we will need to develop any of our projects, including the Mt. Hope Project

We are a small company with a limited operating history and relatively few employees.  The development of any of our proposed projects, including the Mt. Hope Project, will place substantial demands on us.  We depend on the services of key executives and a small number of personnel, including our Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, Corporate Counsel and Vice President of Human Resources, Mt. Hope Vice President and General Manager, Controller and Treasurer, and Vice President of Environmental and Permitting.  We will be required to recruit additional personnel and to train, motivate and manage these new employees.  The number of persons skilled in the development and operation of mining properties is limited and significant competition exists for these individuals.  We may not be able to employ key personnel or to attract and retain qualified personnel in the future.  We do not maintain “key person” life insurance to cover our executive officers.  Due to the relatively small size of our company and the specific skill sets of our key employees, the loss of any of our key employees or our failure to attract and retain key personnel may delay or otherwise adversely affect the development of the Mt. Hope Project, which could have a material adverse effect on our business.

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

•                  Risks related to the failure of POS-Minerals to make ongoing cash contributions pursuant to the LLC Agreement;

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

ITEM 1B.      UNRESOLVED STAFF COMMENTS

None.

ITEM 3.               LEGAL PROCEEDINGS

In March 2009 we were granted our water applications in a Ruling by the Nevada State Engineer (“State Engineer”).  However, that Ruling was appealed, and in April 2010, a Nevada State District Court (“NSDC”) set aside the Ruling on procedural grounds and remanded the matter for another hearing by the State Engineer.

On July 15, 2011, the State Engineer issued a second Ruling granting the Company’s water right applications.  That Ruling was appealed in August 2011 by Eureka County and two other parties comprised of three individual water rights holders in Diamond Valley and one in Kobeh Valley.  The appeals were heard on April 3, 2012 before the NSDC.  On June 13, 2012, the NSDC denied the appeals and affirmed the State Engineer’s Ruling.  Further, the State Engineer issued all water permits on December 14, 2011 and certain amended permits on January 4, 2012, and the water became available for use at the Mt. Hope Project following the State Engineer’s approval of the Company’s Monitoring, Management and Mitigation Plan (“3M Plan”) on June 6, 2012.

On July 10 and 11, 2012, respectively, Eureka County and two other parties comprised of one individual water rights holder in Diamond Valley and one in Kobeh Valley filed Notices of Appeal, appealing to the Nevada Supreme Court the NSDC’s Order denying their appeals of the State Engineer’s 2011 Ruling.  We are confident the Nevada Supreme Court will uphold the NSDC’s Order which denied all appeals of the State Engineer’s Ruling.

On July 5, 2012, the same two individual water rights holders appealing the NSDC’s Order to the Nevada Supreme Court filed an appeal of the State Engineer’s approval of the Company’s 3M Plan to the same NSDC.  Eureka County did not appeal the approved 3M Plan.  We anticipate a favorable NSDC decision upholding the 3M Plan.

Notwithstanding these further appeals, the Company’s water permits have been granted and the water remains available to the Company, as described above, for use at the Mt. Hope Project.

On February 15, 2013, Great Basin Resource Watch and the Western Shoshone Defense Project filed a Complaint against the BLM in the U.S. District Court, District of Nevada, seeking relief under NEPA and other federal laws challenging the BLM’s issuance of the ROD for the Mt. Hope project.  The Plaintiffs filed a motion for a preliminary injunction on February 20, 2013 and there is no hearing date set for the motion. The Company has not been named as a defendant in the suit but will closely monitor the litigation and at the appropriate time will seek to intervene in the suit.

The Mt. Hope project underwent an exhaustive environmental analysis and review that lasted more than 6 years.  The process to complete the EIS included extensive public and cooperation agency input (including the BLM, the National Park Service, the U.S. Environmental Protection Agency, the Nevada Division of Wildlife and the County of Eureka).  The Company supports the work completed by the BLM and believes that the ROD complies with all federal statutes and rules, is very robust and defensible.

ITEM 4.              MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.              MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the NYSE MKT under the symbol “GMO.”  On February 14, 2008 our common stock began trading on the Toronto Stock Exchange (“TSX”), also under the symbol “GMO.”

The following table sets forth our common stock closing price as reported on the NYSE MKT:

Year	Quarter	High	Low
2012	First Quarter	$4.08	$3.18
	Second Quarter	$3.45	$2.48
	Third Quarter	$3.27	$2.66
	Fourth Quarter	$4.14	$3.11
2011	First Quarter	$6.52	$4.82
	Second Quarter	$5.81	$4.04
	Third Quarter	$4.78	$2.81
	Fourth Quarter	$3.84	$2.37

Holders

As of March 6, 2013, there were approximately 474 holders of record of our common stock.

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

Stock Performance Graph

The performance graph covers the period from December 31, 2007 through December 31, 2012.  The graph compares the total return of our common stock (GMO) to the Dow Jones US Mining Index, the AMEX Russell 2000 Index and selected competitors in our industry, assuming an initial investment of $100.00.

Company	31-Dec-07	31-Dec-08	31-Dec-09	31-Dec-10	31-Dec-11	31-Dec-12
General Moly (GMO)	$100.00	$10.11	$17.82	$55.53	$26.48	$34.36
Thompson Creek Metals (TCM)	100.00	23.32	68.50	86.03	40.68	24.25
Moly Mines (MOL)	100.00	10.08	22.55	33.42	8.22	3.71
Freeport McMoRan (FCX)	100.00	24.48	80.42	123.88	78.25	75.10
Augusta Resources (AZC)	100.00	10.48	55.13	86.79	70.62	55.81
iShares Dow Jones Basic Materials	100.00	49.72	82.72	110.00	94.19	104.68
iShares Russell 2000	100.00	66.06	86.19	110.83	106.80	125.72

ITEM 6.               SELECTED FINANCIAL DATA

	(in millions, except per share data)
For the Years Ended December 31,	2012	2011	2010	2009	2008
Loss from operations	(11.4)	(15.2)	(16.6)	(10.5)	(16.1)
Net loss	(9.9)	(14.8)	(16.7)	(10.5)	(14.4)
Basic and diluted net loss per share	$(0.11)	$(0.16)	$(0.22)	$(0.14)	$(0.21)

At December 31,	2012	2011	2010	2009	2008
Total assets	$385.5	$271.1	$273.0	$209.6	$220.9
Long-term obligations	39.8	30.4	36.3	94.3	211.1
Contingently redeemable noncontrolling interest	201.9	98.1	98.8	99.8	100.0
Total stockholders’ equity	$148.1	$143.1	$136.4	$104.9	$113.0

ITEM 7.               MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations constitutes management’s review of the factors that affected our financial and operating performance for the years ended December 31, 2012, 2011 and 2010.  This discussion should be read in conjunction with the consolidated financial statements and notes thereto contained elsewhere in this report.

Overview

We are a development stage company and began the development of the Mt. Hope Project on October 4, 2007.  During the year ended December 31, 2008 we also completed work on a pre-feasibility study of our Liberty Property, which we updated during 2011.

Project Ownership

From October 2005 to January 2008, we owned the rights to 100% of the Mt. Hope Project.  Effective as of January 1, 2008, we contributed all of our interest in the assets related to the Mt. Hope Project, including our lease of the Mt. Hope Project into Eureka Moly, LLC (“the LLC”), and in February 2008 entered into an agreement (“LLC Agreement”) for the development and operation of the Mt. Hope Project with POS-Minerals.  Under the LLC Agreement, POS-Minerals owns a 20% interest in the LLC and General Moly, through Nevada Moly, LLC (“Nevada Moly”), a wholly-owned subsidiary, owns an 80% interest.  The ownership interests and/or required capital contributions under the LLC Agreement can change as discussed below.

Pursuant to the terms of the LLC Agreement, POS-Minerals made its first and second capital contributions to the LLC totaling $100.0 million during the year ended December 31, 2008 (“Initial Contributions”).  Additional amounts were due from POS-Minerals within 15 days after the date (“ROD Contribution Date”) that specified conditions (“ROD Contribution Conditions”) were satisfied.  The ROD Contribution Conditions were (i) the receipt of major operating permits for the Mt. Hope Project, (ii) confirmation that the Record of Decision (“ROD”) from the United States Bureau of Land Management (“BLM”) for the Mt. Hope Project had become effective, and (iii) any administrative or judicial appeals with respect thereto are final.  The ROD became effective November 16, 2012 and the satisfaction of the other ROD Contribution Conditions occurred in December 2012.  POS-Minerals made the third capital contribution installment of $56.0 million on December 6, 2012.  Furthermore, an additional payment of $44.7 million was made representing POS-Minerals 20% share of all costs incurred for the development of the Mt. Hope Project during the period from 2008 through October 2012.

In addition, as commercial production at the Mt. Hope Project was not achieved by December 31,2011, the LLC will be required to return to POS-Minerals $36.0 million of its capital contributions to the LLC, with no corresponding reduction in POS-Minerals’ ownership percentage.  This return of contributions payment will be due 20 days after the commencement of commercial production, as defined in the LLC Agreement.  Based on our current plan, we anticipate commercial production will be achieved in mid-2015.  Nevada Moly is obligated under the terms of the LLC Agreement to make capital contributions to the LLC to fund the return of contributions to POS-Minerals upon achievement of commercial production (i.e. when the contingency is resolved).  If Nevada Moly does not fund  their additional capital contribution in order for the LLC to return to POS-Minerals $36 million of its total capital contribution, POS-Minerals has an election to either make a secured loan to the LLC to fund the return of contributions, or receive an additional interest in the LLC of approximately 5%.  In the latter case, our (Nevada Moly’s) interest in the LLC is subject to dilution by a percentage equal to the ratio of 1.5 times the amount of the unpaid contributions over the aggregate amount of deemed capital contributions (as determined under the LLC Agreement) of both parties to the LLC (“Dilution Formula”).  At December 31, 2012, the aggregate amount of deemed capital contributions of both parties was $1,018.8 million.

Furthermore, the LLC Agreement permits POS-Minerals to put its interest in the LLC to Nevada Moly after a change of control of Nevada Moly or the Company, as defined in the LLC Agreement, followed by a failure to use standard mining industry practice in connection with the development and operation of the Mt. Hope Project as contemplated by the parties for a period of twelve consecutive months.  If POS-Minerals puts its interest, Nevada Moly or its transferee or surviving entity would be required to purchase the interest for 120% of POS-Minerals’ total contributions to the LLC plus 10% interest per annum.

Beginning in November 2012, the Company and POS-Minerals began making monthly pro rata capital contributions to the LLC to fund costs incurred as required by the LLC agreement.  The interest of a party in the LLC that does not make its monthly pro rata capital contributions to fund costs incurred after the ROD Contribution Date is subject to dilution based on the Dilution Formula.

Permitting Completion and Project Restart

On November 16, 2012, the U.S. Bureau of Land Management (“BLM”) issued its Record of Decision (“ROD”) authorizing development of the Mt. Hope Project.   The ROD approves the Plan of Operations (“POO”) for construction and operation of the mining and processing facilities and also grants the Rights-of-Way for a 230 kV power transmission line, discussed below.  Monitoring and mitigation measures identified in the ROD developed in collaboration with the regulatory agencies involved throughout the permitting process will avoid, minimize, and mitigate environmental impacts, and reflect the Company’s commitment to operate the Mt. Hope Project to the highest environmental standards.

The State of Nevada Division of Environmental Protection (“NDEP”) issued a Reclamation Permit for the Mt. Hope Project on November 19, 2012, which authorizes surface disturbance and construction of facilities.  The Reclamation Permit also approves the reclamation cost estimate of approximately $73 million and established bonding requirements based on this estimate.  On December 18, 2012, BLM accepted the LLC’s reclamation surety bonding for the Mt. Hope Project.  The surety bond program has been funded with an initial cash payment of $5.6 million and requires additional cash funding of $11.6 million through the construction process for a total of $17.2 million which is in alignment with the net cash bonding cost included in the August 2012 capital estimate. This total covers the first three years of estimated surface disturbance at Mt. Hope, and is subject to ongoing evaluation thereafter. With the surety program in place and the initial contribution funded, the BLM has authorized that surface disturbance in conformity with the ROD may proceed.

On November 26, 2012, NDEP issued a Water Pollution Control Permit (“WPC”) for the Mt. Hope Project.  The permit also approves the operational and closure plans for the Mt. Hope Project, and establishes monitoring requirements.

The LLC initiated cultural clearance activities at the Mt. Hope Project in early December 2012 upon receipt of an Archaeological Resource Protection Act Permit issued by the State Archeologist at the Nevada State Office of the BLM.  Cultural clearance is an important component of the LLC’s commitment to environmental protection and will be completed before major earthworks are done in any of the construction areas. The LLC will concentrate on clearing priority areas for initial construction and then continue mitigation throughout the disturbance footprint. Use of this phased approach will allow the LLC to maintain uninterrupted construction progress after initial clearance work is completed.

On January 2, 2013, the Public Utilities Commission of Nevada (“PUCN”) granted the LLC’s permit to construct a 230 kV power line that interconnects with Nevada Energy’s transmission system at the existing Machacek Substation located near the town of Eureka, NV and extend it approximately 25 miles to the planned Mt. Hope Substation.  In addition, the BLM notified the LLC that its surety bonds were approved for reclamation estimates concerning Rights-of-Way grants for the 230 kV power transmission line.  This permit allows the LLC to build the transmission infrastructure in a timely manner and provide the necessary capacity to power construction activities and Mt. Hope Project operations. Construction of the transmission line will also include upgrades to the existing substation near Eureka that will improve the reliability of electrical power to the community.  At full production the Mt. Hope Project will have a total electrical demand load of approximately 75 megawatts. Transmission capacity was secured in 2008 and the LLC is currently negotiating for generating capacity, which will be available once the power line is constructed and energized.

On January 17, 2013, the Federal Energy Regulatory Commission approved an Energy Procurement and Construction Agreement contract between NV Energy and Mt. Wheeler Power.  In turn, in early January 2013, the LLC put in place a contract with Mt. Wheeler Power to provide electricity generating capacity to the Mt. Hope Project.  The scope is to design and install the interconnect facility at the Machacek Substation, near the town of Eureka, to connect the LLC’s future 230kV power line to the utility.

The LLC initiated preliminary construction activities in early January 2013 including early well field development and clearing and grubbing of terrain that coincide with the LLC’s ongoing cultural clearance efforts at the Mt. Hope Project. The initial focus will be on clearing the administrative office and mill site areas as well as clearing the water pipeline corridors in preparation for developing the well field and water distribution system to support heavy construction activities.

Capital & Operating Estimates

In October of 2012, we completed a review of the capital cost requirements for the Mt. Hope Project, based on current major equipment, labor and material pricing and further engineering definition.  The project capital was also updated for currently known permitting and regulatory requirements and includes the schedule impacts of permitting delays since the September 2008 feasibility study update, which was reconfirmed in November 2009.  The Mt. Hope Project has not materially changed in scope and is currently designed at approximately 60% engineering completion with solid scope definition.  The updated capital cost estimate increased by 10%, or $115 million, and totaled $1,269 million as of December 31, 2012.  The largest affected category of the revised estimate was owners cost, which increased 45%, or $76 million, driven by schedule delays largely attributed to an extended permitting timeline.  Of that amount, $35 million represents holding costs over the 2009 to 2012 period (approximately $0.7 million per month), that were not envisioned in the original project estimates.  As such, while they are included in the overall project total, they do not contribute directly to the development of the project.  These amounts do not include financing costs or amounts necessary to fund operating working capital and potential capital overruns.  The LLC has incurred costs of approximately $220.8 million in the development of the Mt. Hope Project through December 31, 2012.

The LLC’s Project Operating Cost Estimate forecasts molybdenum production of approximately 40 million pounds per year for the first five years of operations at estimated average direct operating costs of $5.29 per pound, based on $80 per barrel oil equivalent energy prices.  The Costs Applicable to Sales (“CAS”) per pound, including anticipated royalties calculated at a market price of $15 per pound molybdenum, are anticipated to average $6.00 per pound.  For a reconciliation of direct operating costs, a non-GAAP measure, to CAS, see “Production” above.  We currently estimate that, for each $10 per barrel change in oil-equivalent energy costs, the Mt. Hope Project’s direct operating costs will change by approximately $0.10 per pound.  These cost estimates are based on 2009 constant dollars and are subject to cost inflation or deflation.  In the past several years, operating costs in the mining industry have escalated on a world-wide basis as a result of major factors beyond our control, including the cost of energy and labor.  We anticipate updating these operating cost estimates later in 2013.

Equipment and Supply Procurement

The LLC began a slow procurement and engineering restart in early 2012 designed to conserve cash while maintaining project schedule in order to maximize financial flexibility until its major permits were acquired.    The LLC continues to take a cautious approach with preliminary construction activities until the Company completes documentation and receives funding of its Term Loan.

Through December 31, 2012, the LLC has made deposits of $69.7 million on equipment orders, has spent approximately $139.1 million for the development of the Mt. Hope Project and has paid $12.0 million into an escrow arrangement for electricity transmission services.

Based on commitments as of the end of 2012, we expect to make additional payments on wellfield materials and milling process equipment orders of approximately $11.2 million in 2013 and $14.4 million in 2014.

On February 28, 2012, the LLC issued a firm purchase order for 18 haul trucks.  The order provides for delivery of those haul trucks required to perform initial mine development, currently scheduled for late 2013 or early 2014.  A non-refundable down-payment of $0.6 million was made at the time of order with an additional $0.6 million paid in December 2012, 12 months prior to anticipated truck shipment, but the contract is cancellable with no further liability to the LLC up until the time of truck shipment.

On June 25, 2012, the LLC issued a firm purchase order for 4 mine production drills.  A non-refundable down-payment of $0.4 million was made in December 2012.  The contract remains cancellable with no further liability to the LLC until the time the drills are shipped.

At June 30, 2012, the LLC’s contract to purchase two electric shovels expired.  We signed a new letter of intent with the vendor providing for the opportunity to purchase the electric shovels at prices consistent with the expired contract, less a special discount in the amount of $3.4 million to provide credit to the LLC for amounts paid as deposits under the expired contract.  The agreement provides that equipment pricing will remain subject to inflation indexes and guarantees production slots to ensure that the equipment is available when required by the LLC.

Agreements with Hanlong (USA) Mining Investment Inc.

We have signed a series of agreements (the “Hanlong Transaction”) with Hanlong (USA) Mining Investment, Inc. (“Hanlong”), an affiliate of Sichuan Hanlong Group, a large privately held Chinese company.  The agreements described below form the basis of a $745 million transaction that is intended to provide the Company with adequate capital to contribute its 80% share of costs to develop the Mt. Hope Project.  The agreements include:  (a) a Securities Purchase Agreement that provides for the sale to Hanlong of shares of our common stock in two tranches that will aggregate 25% of our outstanding stock on a fully diluted basis for $80 million ($40 million per tranche), conditioned upon us receiving permits for the Mt. Hope Project and Hanlong’s use of commercially reasonable efforts to procure a $665 million loan from a Prime Chinese Bank for our use in constructing the Mt. Hope Project; (b) a Stockholder Agreement that provides Hanlong representation on our Board of Directors (“Board”) and the LLC management committee, governs how Hanlong will vote its shares of the Company and limits Hanlong’s ability to purchase or dispose of our securities ; (c)  a Bridge Loan whereby Hanlong will provide up to $20 million to the Company to preserve liquidity until permits are received and the Term Loan is available; (d) a Subordinated Debt Agreement whereby Hanlong will provide up to $125.0 million to assist the Company in financing capital cost increases; and (e) a long-term molybdenum supply off-take agreement (discussed further in Item 7A below) which requires Hanlong to purchase the Company’s entire share of the Mt. Hope Project’s molybdenum production above that necessary for the Company to meet its existing supply commitments until the expiration of those commitments.

The Securities Purchase Agreement (“Purchase Agreement”)

Stock Purchase.  The Purchase Agreement provides, subject to its terms and conditions, for the purchase by Hanlong of $80.0 million of our common stock, or approximately 27.5 million shares, which will equal 25% of our outstanding common stock on a fully-diluted basis.

The Purchase Agreement has been amended five times including:  (1) July 30, 2010 amendment extending the deadline for obtaining Chinese government approvals by two months to October 13, 2010, as well as extending the Company’s deadline for publishing its DEIS and receiving its ROD (“ROD Condition”) to February 28, 2011, and November 30, 2011, respectively.  Hanlong has received Chinese government approvals for its equity investment in us and our DEIS was published; (2) an October 26, 2010 amendment setting the closing of Hanlong’s purchase of the first $40.0 million tranche of equity for December 20, 2010 and eliminating the condition that required us to have our DEIS published prior to closing this funding; (3) a December 20, 2010 amendment that made certain non-substantive changes in connection with the closing of the first tranche of Hanlong’s equity investment (“Tranche 1”); (4) a July 7, 2011 amendment that eliminated the deadline for publication of the DEIS, extended the ROD deadline from November 30, 2011 to the earlier of nine months following DEIS publication or September 30, 2012, extended Hanlong’s commitment to make available the Term Loan from two months following ROD to nine months following the ROD, provided the ability for the Company to extend the ROD Condition date to the earlier of 12 months following DEIS publication and December 30, 2012 (“ROD Condition Extension”), and extended the maturity date of the Bridge Loan to the earlier of (i) 270 days after the issuance of the ROD, (ii) the date on which the Purchase Agreement terminates, and (iii) the earlier of December 31, 2012 and the availability of the Term Loan; and (5) a June 14, 2012 amendment that provided notice to Hanlong that the Company did not expect the BLM to issue the ROD before September 2, 2012 but did expect the ROD to be issued prior to December 2, 2012 and further provided notice that the Company wished to utilize the ROD Condition Extension, thereby amending the date by which the ROD must be issued to December 2, 2012.  The ROD became effective on November 16, 2012; thereby fulfilling the Company’s requirements under the Purchase Agreement.

The Purchase Agreement may be terminated by either party (providing the terminating party is not in default) if the closing of the second tranche (“Tranche 2”) has not occurred on or before the earlier of December 31, 2012 or 12 months after the issuance of the ROD.

As discussed above, the second tranche will be for a purchase price of an additional $40.0 million.  Remaining conditions significant to the closing of Tranche 2 require the completion of documentation for and satisfaction of conditions precedent for the availability of funding under the Term Loan, described below.

Hanlong will have the right to purchase a portion of any additional shares of common stock that we may issue during the term of the Purchase Agreement so that it can maintain its percentage ownership, unless its ownership is at the time below 5% at the earlier of the closing of Tranche 2 or closing of the Term Loan.  It may also acquire additional shares so that it maintains a 20% indirect interest in the Mt. Hope Project if our interest in the LLC is reduced below 80%.  If we issue shares to fund the Mt. Hope Project under certain circumstances, and on or before the date of commercial production, and Hanlong exercises its rights to maintain its percentage interest, we will be obligated to refund to Hanlong the cost of such shares over a three-year period up to an aggregate of $9.0 million.

Break Fees.  A break fee is payable by both the Company and Hanlong if the Purchase Agreement terminates because of the failure of certain conditions.  A break fee of $10.0 million is payable to the Company if the Purchase Agreement is terminated because Hanlong fails to obtain necessary Chinese government approvals, which may be offset against any balances owed by the Company under the Bridge Loan.  A break fee of $5.0 million is payable to Hanlong if the Purchase Agreement is terminated and the Company has violated the “no-shop” provisions of the Purchase Agreement.  On January 9, 2012, the Company and Hanlong executed an Option Agreement concerning the payment date for the ROD Extension Fee under the Purchase Agreement for no consideration.  The option was exercised on June 14, 2012, thereby amending the Purchase Agreement to extend payment of the $2.0 million ROD Extension Fee from December 2012 to April 30, 2013.  As the achievement of ROD by the September 2, 2012 deadline did not occur, a $2.0 million ROD Extension Fee has been accrued as of December 31, 2012, and is included in capitalized debt issuance costs.  This fee will be credited against the arrangement fee described below.  In addition, the break fee was increased by $2.0 million at the time the option was exercised.  Therefore, the maximum amount of potential break fees payable by the Company is $7.0 million.  The break fee payable by the Company to Hanlong may be paid in cash, or, in certain circumstances, in shares of our common stock at our option.  If paid in shares, the price would be the volume weighted average of our common stock on the NYSE MKT for the five days ending six days after the announcement of the termination.

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

Bridge Loan

Hanlong agreed to provide a $20.0 million Bridge Loan to the Company, available in two equal $10.0 million tranches.  On April 28, 2010, we drew down the first $10.0 million tranche.  The second tranche became available after receiving stockholder approval of the Hanlong Transaction.  The first tranche of the Bridge Loan bears interest at a rate tie to the London Interbank Offered Rate (“LIBOR”) plus 2% per annum.  The second tranche of the Bridge Loan will bear interest at 10% per annum and is undrawn.  The Bridge Loan will be repaid from the proceeds of the Term Loan.  The second tranche may also be repaid at the Company’s election, in shares of the Company’s common stock.  If paid in shares, the price would be the volume weighted average of the Company’s shares on the NYSE MKT for a five-day period after public announcement of the event that required repayment.  The Company may offset its right to receive the break fee against its obligations to repay borrowings under the Bridge Loan.  On January 9, 2012, the Company and Hanlong executed a second Option Agreement concerning the Bridge Loan Agreement.  On June 14, 2012, the Company exercised the option, thereby amending the Bridge Loan Agreement for no consideration to extend the maturity date of the Bridge Loan from December 31, 2012 until April 30, 2013.  This option also has the effect of potentially extending the availability of the undrawn $10.0 million second tranche to April 30, 2013 since the availability of the second tranche ends the earliest of the Tranche 2 closing date, the maturity date of the Bridge Loan and the first borrowing under the Term Loan.

The outstanding balance of the Bridge Loan and related accrued interest are recorded as a current liability as of December 31, 2012 as the latest available maturity date of the Bridge Loan is April 30, 2013.  The Bridge Loan and our obligation to pay a break fee to Hanlong under the Purchase Agreement are secured by a pledge by us of a 10% interest in the LLC.

Chinese Bank Term Loan

Hanlong is obligated to use commercially reasonable efforts to procure a Term Loan in an amount of at least $665.0 million.  The Term Loan is expected to bear interest at LIBOR plus a spread of between 2% and 4% per annum.  The Purchase Agreement provides that the Term Loan will have customary covenants and conditions; however, the terms of the Term Loan have not yet been negotiated with the lender and we have no assurance as to the final terms of the Term Loan.  On February 16, 2012, the Company announced China Development Bank (“CDB”) had confirmed the basic terms underlying a proposed $665.0 million term loan to finance the Company’s 80% share of development costs for the Mt. Hope project, including a CDB intention to lend $399.0 million and arrange a consortium of Chinese and international banks to fund the balance of $266.0 million.  The Term Loan is anticipated to carry a maturity of 12 years including a 30 month grace period to allow for the construction of the Mt. Hope Project.  The interest rate will remain subject to market conditions and Chinese government policy.  The Company and Hanlong are continuing to work with CDB with a target of having the loan completed, approved and available to the Company by mid-2013.  Hanlong or an affiliate is obligated to guarantee the Term Loan.  When funds can be drawn by the Company under the Term Loan, the Company will pay a $15.0 million arrangement fee to Hanlong who will pay fees and expenses associated with the Term Loan before the Term Loan closing, including those charged by the Chinese bank.

Hanlong Subordinated Debt Facility

On October 26, 2012, the Company and Hanlong signed a Subordinated Debt Agreement (“Sub Debt Facility”) under which Hanlong agreed to provide, with a six month option to arrange a third party credit facility, up to $125.0 million to assist the Company in financing capital cost increases, which are discussed in “Capital and Operating Estimates” above.  Under the Sub Debt Facility, Hanlong will lend in two tranches.  Tranche A in the amount of $75.0 million will be available to the Company during the Mt. Hope Project’s construction period after full advance of the Term Loan.  Tranche B, in the amount of $50.0 million, will be available during the six-month period following the commencement of commercial production.  Tranche A of the Sub Debt Facility can be reduced to the extent equipment is leased for the Mt. Hope Project by the LLC.  In exchange for arranging the Sub Debt Facility, the Company will pay a fee to Hanlong of $6.3 million, payable at the earlier of the first draw under the Term Loan, upon receiving funds associated with the exercise of Hanlong’s warrants, described below, or other financing of at least $8.0 million, or October 26, 2014, if the Sub Debt Facility is in effect.  Simultaneously with the execution of the Sub Debt Facility, the Company issued a warrant to Hanlong with a 2.5 year maturity to purchase ten million shares of the Company’s common stock.  The warrant is priced at a 15% premium to the 10 day volume weighted average price on the issuance date, which results in a price of $4.23 per share, and becomes exercisable on April 26, 2013.  A value of $12.4 million has been placed on the warrant.  This amount has been recorded as loan commitment fees as of December 31, 2012 and will be expensed ratably over the life of the loan.  Following the close of the Tranche 2 purchase of stock under the Purchase Agreement and an exercise of the issued warrant, Hanlong would own approximately 31% of our outstanding shares.

Both tranches of the Sub Debt Facility will mature 5 years after the achievement of commercial production at the Mt. Hope Project and will require mandatory prepayment of 50% of the Company’s semi-annual net free cash flow after debt service payments on the Term Loan and any other Mt. Hope Project funding requirements.  The Sub Debt Facility will be subordinated to the Term Loan and will bear interest at 6-month LIBOR plus 4%, with interest paid semi-annually.  The Sub Debt Facility has covenants that are customary for subordinated credit facilities and will contain additional covenants required to effect subordination to the Term Loan satisfactory to the holders of the Term Loan.  Advances under the Sub Debt Facility are subject to a number of conditions precedent, such as accuracy of representations and warranties, compliance with covenants, absence of default and full advance of the Term Loan.

In connection with the Sub Debt Facility, the Company and Hanlong entered into Amendment No. 1 to the above described Stockholder Agreement on October 26, 2012.  The amendment provides that the warrant or shares issued pursuant to the warrant will not be included in the calculation of Hanlong’s beneficial ownership under provisions of the Stockholder Agreement or other agreements entered into by the Company and Hanlong prior to October 26, 2012.  The amendment also provides that the warrant and shares issued pursuant to the warrant will be subject to the rights and restrictions of the Stockholder Agreement with the exception of restrictions on disposition, pledges and encumbrances.

Molybdenum Market Update

The worldwide molybdenum price fluctuated between $5.33 per pound in 2003 to over $40.00 per pound in 2005 and traded in the mid-$30s per pound prior to October 2008, when prices fell from approximately $33.50 per pound to $7.70 per pound in April 2009 as a result of the global economic collapse.  Subsequent to April 2009, prices slowly rose, finishing 2009 at $12.00 per pound and further increasing to finish 2010 at $16.40 per pound.  During 2012, prices traded in a relatively narrow range finishing the year at $10.90 per pound, according to Ryan’s Notes, and  are trading at $11.25 per pound as of early March 2013.

Liquidity, Capital Resources and Capital Requirements

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Our total consolidated cash balance at December 31, 2012 was $68.3 million compared to $40.7 million at December 31, 2011.  The increase in our cash balances for the year ended December 31, 2012 was due primarily to the receipt of cash contributions from POS-Minerals upon the satisfaction of the ROD Contribution Conditions of $100.7 million and ongoing cash contributions received from POS-Minerals of $3.1 million offset by development expenditures and debt issuance costs incurred of $19.5 million, advance royalty payments of $9.5 million, general and administrative costs of $11.2 million, and the creation of a reserve account by the LLC of $36.0 million.  Deposits on property, plant and equipment relate primarily to scheduled payments for long-lead time equipment for the Mt. Hope Project.  See “— Contractual Obligations” below.  The majority of funds expended were used to advance the Mt. Hope Project.

Total assets as of December 31, 2012 increased to $385.5 million compared to 271.1 million as of December 31, 2011 primarily due to the receipt of capital contributions from POS-Minerals in December 2012.

As discussed above under “Securities Purchase Agreement with Hanlong (USA) Mining Investment Inc. ,” we have signed a series of agreements with Hanlong that form the basis of a significant investment by Hanlong in the Company that is intended to provide the Company with adequate capital to develop the Mt. Hope Project.  On April 28, 2010, we drew down the first tranche of the bridge loan from Hanlong in the amount of $10.0 million.  On December 20, 2010, Hanlong completed the purchase of 12.5% of our fully-diluted shares, or approximately 11.8 million shares, for $40.0 million.

Based on our commitments as of December 31, 2012, we expect to make additional payments of approximately $11.2 million under milling process equipment orders through the end of 2013 and $14.4 million in 2014.  As additional financing becomes available, as referenced in “Agreements with Hanlong (USA) Mining Investment Inc.”, and equipment procurement is restarted, agreements that were suspended or terminated will be renegotiated under current market terms and conditions, as necessary.  Accordingly, based on our current cash on hand and our ongoing cash conservation plan, the Company expects it will have adequate liquidity through the full restart of the project and execution of the financing plan without needing to drawdown available funds from the second tranche of the Bridge Loan.

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

As discussed above under “Securities Purchase Agreement with Hanlong (USA) Mining Investment Inc. ,” we have signed a series of agreements with Hanlong that form the basis of a significant investment by Hanlong in the Company that is intended to provide the Company with adequate capital to develop the Mt. Hope Project.  On April 28, 2010, we drew down the first tranche of the bridge loan from Hanlong in the amount of $10.0 million.  On December 20, 2010, Hanlong completed the purchase of 12.5% of our fully-diluted shares, or approximately 11.8 million shares, for $40.0 million.

Results of Operations

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

For the year ended December 31, 2012 we had a consolidated net loss of $9.9 million compared with a net loss of $15.4 million in the same period for 2011.

For the years ended December 31, 2012 and 2011, exploration and evaluation expenses were $0.8 million and $1.6 million, respectively.  The decrease in costs compared to the previous year relates to work performed at the Liberty Project to update the pre-feasibility study in 2011.  No such work was performed in 2012.

For the years ended December 31, 2012 and 2011, general and administrative expenses were $10.6 million and $10.2 million, respectively.  For the year ended December 31, 2012 the increase in costs compared to the previous year were due primarily to increased salary costs and legal fees associated with documentation of the Term Loan.

For the years ended December 31, 2012 and 2011, write downs of development and deposits were nil and $3.4 million, respectively.  These costs were due to forfeited long-term deposits on mining equipment with the passage of a June 30, 2011 deadline for a firm purchase order.

For the years ended December 31, 2012 and 2011, interest income was nil as a result of low deposit interest rates on consolidated cash balances in 2012 and 2011.  Interest expense for the year ended December 31, 2012 and 2011 was $0.5 million and $0.2 million, respectively, as a result of interest accrued on the bridge loan and amortization of expense related to the warrants issued to Hanlong in 2012.  The weighted average interest rate on the bridge loan was 2.45% and 2.42% for the years ended December 31, 2012 and 2011, respectively.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

For the year ended December 31, 2011 we had a consolidated net loss of $15.4 million compared with a net loss of $16.7 million in the same period for 2010.

For the years ended December 31, 2011 and 2010, exploration and evaluation expenses were $1.6 million and $0.6 million, respectively.  The increase in costs compared to the previous year relates to work performed at the Liberty Project to update the pre-feasibility study.

For the years ended December 31, 2011 and 2010, warrant repricing was nil and $1.0 million, respectively.  The Company repriced certain warrants during 2010 resulting in a charge to expense of $965K.  No such transaction occurred in 2011.

For the years ended December 31, 2011 and 2010, general and administrative expenses were $10.2 million and $10.9 million, respectively.  For the year ended December 31, 2011 the decrease in costs compared to the previous year were due primarily to lower costs associated with outside legal counsel.

For the years ended December 31, 2011 and 2010, write downs of development and deposits were $3.4 million and $5.0 million, respectively.  These costs are due to forfeited long-term deposits on mining equipment with the passage of a June 30, 2011 deadline for a firm purchase order, and the relinquishment of the annex lease to Eureka County during the third quarter of 2010, respectively.

For the years ended December 31, 2011 and 2010, interest income rounded to nil as a result of low deposit interest rates on consolidated cash balances in 2011 and 2010.  Interest expense for the year ended December 31, 2011 and 2010 was $0.2 million and $0.2 million, respectively, as a result of interest accrued on the bridge loan.  The weighted average interest rate on the bridge loan was 2.42% and 2.18% for the years ended December 31, 2011 and 2010, respectively.

Off-Balance Sheet Arrangements

None.

Contractual Obligations

Our contractual obligations as of December 31, 2012 were as follows, based on permitting expectations:

	Payments due by period (in millions)
Contractual obligations	Total	2013	2014 - 2016	2017 - 2018	2019 & Beyond
Long-Term Debt (Capital Lease) Obligations	$0.1	$0.1	$—	$—	$—
Operating Lease Obligations	0.2	0.2	—	—	—
Agricultural Sustainability Trust Contributions	4.0	2.0	2.0	—	—
Equipment Purchase Contracts	25.6	11.2	14.4	—	—
Advance Royalties and Deferral Fees	5.2	—	5.2	—	—
Provision for post closure reclamation and remediation	8.9	8.3	—	—	0.6
3M Plan Contributions	1.0	0.3	0.7	—	—
Total	$45.0	$22.1	$22.3	$—	$0.6

At December 31, 2012, the LLC has active orders with varying stages of fabrication on milling process equipment comprised of two 230kV primary transformers and substation, a primary crusher, a semi-autogenous mill, two ball mills, and various motors for the mills.  We have suspended fabrication on 16 flotation cells, lime slaking equipment, hydrocyclones, and other smaller milling process equipment with the ability to re-initiate fabrication at any time.  The LLC terminated the fabrication of two multi-hearth molybdenum roasters and has received finished goods of the partially completed order.  The LLC plans to re-establish a new purchase order with this manufacturer as financing becomes available and equipment procurement is restarted under then current market terms and conditions.

On February 28, 2012, the LLC issued a firm purchase order for 18 haul trucks.  The order provides for delivery of those haul trucks required to perform initial mine development, currently scheduled for late 2013 or early 2014.  A non-refundable down-payment of $0.6 million was made at the time of order with an additional $0.6 million paid in December 2012, 12 months prior to anticipated truck shipment, but the contract is cancellable with no further liability to the LLC up until the time of truck shipment.

On June 25, 2012, the LLC issued a firm purchase order for four mine production drills.  A non-refundable down-payment of $0.4 million was made in December 2012.  The contract remains cancellable with no further liability to the LLC until the time the drills are shipped.

At June 30, 2012, the LLC’s contract to purchase two electric shovels expired.  We signed a new letter of intent with the vendor providing for the opportunity to purchase the electric shovels at prices consistent with the expired contract, less a special discount in the amount of $3.4 million to provide credit to the LLC for amounts paid as deposits under the expired contract.  The agreement provides that equipment pricing will remain subject to inflation indexes and guarantees production slots to ensure that the equipment is available when required by the LLC.

The following table sets forth the LLC’s cash commitments under mining and milling equipment contracts (collectively, “Purchase Contracts”) at December 31, 2012 (in millions):

Period	Cash Commitments Under Equipment Purchase Contracts as of December 31, 2012
1st Quarter 2013	$5.9
2nd Quarter 2013	5.3
3rd Quarter 2013	—
4th Quarter 2013	—
Total 2013	11.2
2014	14.4
2015	—
2016	—
Total	$25.6

If the Company does not make payments required under the purchase contracts, it could be subject to claims for breach of contract or to cancellation of the purchase contract.  In addition, we may proceed to selectively suspend, cancel or attempt to renegotiate additional purchase contracts if we are forced to further conserve cash.  See “Liquidity, Capital Resources and Capital Requirements” above.  If we cancel or breach any contracts, we will take all appropriate action to minimize any losses, but could be subject to liability under the contracts or applicable law.  The cancellation of certain key contracts would cause a delay in the commencement of operations, have ramifications under the LLC Agreement with POS-Minerals and would add to the cost to develop our interest in the Mt. Hope Project.

Obligations under capital and operating leases

We have contractual obligations under capital and operating leases that will require a total of $0.3 million in payments over the next three years.  Assets under capital lease relate to light vehicles leased by the Company for use in operations.  Operating leases consist primarily of rents on office facilities and office equipment.  Our expected payments are $0.3 million, nil, and nil for the years ended December 31, 2013, 2014 and 2015, respectively.

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

The Trust may be funded by the LLC over several years based on the achievement of certain milestones.  The achievement of these milestones is considered to be probable, and as such $4.0 million is accrued in the Company’s December 31, 2012, financial statements and is included in mining properties, land, and water rights.  At least 50% of the contributions would be provided upon receipt of all permits, full financing and the Company’s Board of Directors’ decision to proceed with construction.  The remaining payments would be split evenly with one payment due no later than 150 days from the commencement of commercial production at the Mt. Hope Project and the remaining payment due one year thereafter.

Permitting Considerations

In the ordinary course of business, mining companies are required to seek governmental permits for expansion of existing operations or for the commencement of new operations. The LLC was required to obtain a ROD from the BLM authorizing implementation of the Mt. Hope Project POO.  This approval was obtained only after successful completion of the process of environmental evaluation, which incorporates substantial public comment.  The LLC was also required to obtain various state and federal permits including water protection, air quality, water rights and reclamation permits.  In addition to requiring permits for the development of the Mt. Hope Project, we will need to obtain and modify various mining and environmental permits during the life of the Mt. Hope Project.  Obtaining, modifying, and renewing the necessary governmental permits is a complex and time-consuming process involving numerous jurisdictions and often involving public hearings and substantial expenditures.  The duration and success of the LLC’s efforts to obtain, modify or renew permits will be contingent upon many variables, some of which are not within the LLC’s control.  Increased costs or delays could occur, depending on the nature of the activity to be permitted and the interpretation of applicable requirements implemented by the permitting authority.  All necessary permits may not be obtained and, if obtained, may not be renewed, or the costs involved in each case may exceed those that we previously estimated.  It is possible that the costs and delays associated with compliance with such standards and regulations could become such that the LLC would not proceed with the development or operation of the Mt. Hope Project.

On February 15, 2013, Great Basin Resource Watch and the Western Shoshone Defense Project filed a Complaint against the BLM in the U.S. District Court, District of Nevada, seeking relief under NEPA and other federal laws challenging the BLM’s issuance of the ROD for the Mt. Hope project.  The Plaintiffs filed a motion for a preliminary injuction on February 20, 2013 and there is no hearing date set for the motion. The Company has not been named as a defendant in the suit but will closely monitor the litigation and at the appropriate time will seek to intervene in the suit.

The Mt. Hope project underwent an exhaustive environmental analysis and review that lasted more than 6 years.  The process to complete the EIS included extensive public and cooperation agency input (including the BLM, the National Park Service, the U.S. Environmental Protection Agency, the Nevada Division of Wildlife and the County of Eureka).  The Company supports the work completed by the BLM and believes that the ROD complies with all federal statutes and rules, is very robust and defensible.

Water Rights Considerations

In addition to working to complete financing, we are working to finalize the transfer of water rights to mining use.  In March 2009 we were granted our water applications in a Ruling by the Nevada State Engineer (“State Engineer”).  However, that Ruling was appealed, and in April 2010, a Nevada State District Court (“NSDC”) set aside the Ruling on procedural grounds and remanded the matter for another hearing by the State Engineer.

On July 15, 2011, the State Engineer issued a second Ruling granting the Company’s water right applications.  That Ruling was appealed in August 2011 by Eureka County and two other parties comprised of three individual water rights holders in Diamond Valley and one in Kobeh Valley.  The appeals were heard on April 3, 2012 before the NSDC.  On June 13, 2012, the NSDC denied the appeals and affirmed the State Engineer’s Ruling.  Further, the State Engineer issued all water permits on December 14, 2011 and certain amended permits on January 4, 2012, and the water became available for use at the Mt. Hope Project following the State Engineer’s approval of the Company’s Monitoring, Management and Mitigation Plan (“3M Plan”) on June 6, 2012.

On July 10 and 11, 2012, respectively, Eureka County and two other parties comprised of one individual water rights holder in Diamond Valley and one in Kobeh Valley filed Notices of Appeal, appealing to the Nevada Supreme Court the NSDC’s Order denying their appeals of the State Engineer’s 2011 Ruling.  We are confident the Nevada Supreme Court will uphold the NSDC’s Order which denied all appeals of the State Engineer’s Ruling.

On July 5, 2012, the same two individual water rights holders appealing the NSDC’s Order to the Nevada Supreme Court filed an appeal of the State Engineer’s approval of the Company’s 3M Plan to the same NSDC.  Eureka County did not appeal the approved 3M Plan.  We anticipate a favorable NSDC decision upholding the 3M Plan.

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

Mining Properties, Land and Water Rights

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

Stock-Based Compensation

We account for stock-based compensation in accordance with authoritative guidance for Share-Based Payments.  Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period.  Determining the fair value of share-based awards at the grant date requires judgment; including estimating the expected term of the award, volatility of the underlying equity and estimating the amount of share-based awards that are expected to be forfeited.  If actual results associated with share-based awards that are forfeited differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

Debt Issuance and Loan Commitment Costs

The Company has capitalized certain costs such as technical due diligence, related legal fees, advances against the arrangement fee in the amount of $5.7 million incurred in direct pursuit of the Term Loan based on our belief that it is probable that the Company will receive the Term Loan.  A portion of these costs were incurred on behalf of Hanlong and will be offset against the $15.0 million arrangement fee to be paid by the Company to Hanlong upon the closing of the Term Loan.  These costs will be amortized over the life of the Term Loan using the effective interest method once the Term Loan has been made available.

In addition, the $12.4 million value placed on the warrant issued to Hanlong in connection with the subordinated debt agreement is considered a loan commitment fee.  These costs will be amortized over the life of the Subordinated Debt Loan using the straight line method from the date the loan agreement was effective.

Contingently Redeemable Noncontrolling Interest (“CRNCI”)

Under GAAP, certain noncontrolling interests in consolidated entities meet the definition of mandatorily redeemable financial instruments if the ability to redeem the interest is outside of the control of the consolidating entity.  As described in Note 1 — “Description of Business”, the LLC Agreement permits POS-Minerals the option to put its interest in the LLC to Nevada Moly upon a change of control, as defined in the LLC Agreement, followed by a failure to use standard mining industry practice in connection with development and operation of the Mt. Hope Project as contemplated by the parties for a period of 12 consecutive months.  As such, the CRNCI has continued to be shown as a separate caption between liabilities and equity (mezzanine section).  The carrying value of the CRNCI includes $36 million that will be returned to POS-Minerals contingent upon the achievement of commercial production at the Mt. Hope Project as stipulated in the LLC Agreement.  The expected return of capital to POS-Minerals is carried at redemption value as we believe redemption of this amount is probable.  The remaining carrying value of the CRNCI has not been adjusted to its redemption value as the contingencies that may allow POS-Minerals to require redemption of its

noncontrolling interest are not probable of occurring.   Under GAAP, until such time as that contingency has been eliminated and redemption is no longer contingent upon anything other than the passage of time, no adjustment to the CRNCI balance should be made. Future changes in the redemption value will be recognized immediately as they occur and the Company will adjust the carrying amount of the CRNCI to equal the redemption value at the end of each reporting period.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

We are a development stage company in the business of the exploration, development and mining of properties primarily containing molybdenum.  As a result, upon commencement of production, our financial performance could be materially affected by fluctuations in the market price of molybdenum and other metals we may mine.  The market prices of metals can fluctuate widely due to a number of factors.  These factors include fluctuations with respect to the rate of inflation, the exchange rates of the U.S. dollar and other currencies, interest rates, global or regional political and economic conditions, banking environment, global and regional demand, production costs, and investor sentiment.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Molybdenum Market Update” for a discussion of molybdenum prices.

In order to better manage commodity price risk and to seek to reduce the negative impact of fluctuations in prices, we will seek to enter into long term supply contracts for our portion of the Mt. Hope production.  On December 28, 2007, we entered into a molybdenum supply agreement with ArcelorMittal S.A. (“ArcelorMittal”), the world’s largest steel company, that provides for ArcelorMittal to purchase 6.5 million pounds of molybdenum per year, plus or minus 10%, once the Mt. Hope Project commences commercial operations at minimum specified levels. The supply agreement provides for a floor price along with a discount for spot prices above the floor price and expires five years after the commencement of commercial production at the Mt. Hope Project.  Both the floor and threshold levels at which the percentage discounts change are indexed to a producer price index. On April 16, 2010, ArcelorMittal and the Company entered into an extension molybdenum supply agreement, providing ArcelorMittal with a five-year option to make effective an agreement to purchase from the Company 3.0 million pounds of molybdenum per year for 10 years following the expiration of the initial supply agreement.  The additional optional off-take will be priced in alignment with the Company’s existing supply agreements.  In order for ArcelorMittal to exercise this option and make the extension agreement effective, ArcelorMittal must have beneficial ownership of more than 11.1 million shares of Company common stock on or prior to April 15, 2015.  According to public filings, on January 25, 2011, the boards of directors of ArcelorMittal S.A. and APERAM each approved the transfer of the assets comprising ArcelorMittal’s stainless and specialty steels businesses from its carbon steel and mining businesses to APERAM, a separate entity incorporated in the Grand Duchy of Luxembourg.  This transfer included the supply agreement the Company had in place with ArcelorMittal and the shares of the Company’s common stock previously owned by ArcelorMittal.

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

On March 4, 2010, the Company entered into a molybdenum supply agreement (“Hanlong Agreement”) with Hanlong.  The Hanlong Agreement requires Hanlong to purchase the Company’s entire share of the Mt. Hope molybdenum production above that necessary for the Company to meet its existing supply commitments until the expiration of those commitments.  After the expiration of the existing supply agreements, until the original scheduled maturity date of the Term Loan, or if the Company elects not to enter into the Term Loan, 14 years after commencement of commercial production, Hanlong must annually purchase the greater of 16 million pounds or 70% of the Company’s share of Mt. Hope production.  Following the original scheduled maturity date of the Term

Loan, or if the Company elects not to enter into the Term Loan, 14 years after commencement of commercial production from the Mt. Hope Mine, Hanlong must purchase a percentage of the Company’s share of Mt. Hope production equal to 2.5 times Hanlong’s fully diluted percentage ownership of our common stock.  Subject to certain exceptions, the Hanlong Agreement will terminate once Hanlong’s fully-diluted ownership percentage falls below 5%.  As long as Hanlong continues to guarantee the Term Loan, the Hanlong Agreement will not terminate even if Hanlong’s ownership falls below 5%.  If the cause of Hanlong’s ownership falling below 5% is a change of control of the Company or a dilutive transaction in which Hanlong does not have the right to participate, the Hanlong Agreement will not terminate and Hanlong will be obligated to continue to purchase a percentage of the Company’s share of Mt. Hope production equal to 2.5 times Hanlong’s fully-diluted percentage ownership of the Company as it existed immediately prior to such change of control or dilutive transaction.  If the Company elects not to enter into the Term Loan, and Tranche 2 under the Purchase Agreement does not close, Hanlong’s obligation to purchase the Company’s share of Mt. Hope production in each of the periods described above will be half of the obligations described above.  The supply off-take agreement provides for a floor price, along with a discount for spot prices above the floor price, for twenty-five percent of the production Hanlong receives. The remaining 75% of the production Hanlong receives will be sold with reference to spot molybdenum prices less a small discount.

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

Interest Rate Risk

As of December 31, 2012, we had a balance of cash and cash equivalents of $68.3 million.  Interest rates on short term, highly liquid investments have not changed materially since December 31, 2010, and continue to be 1% or less on an annualized basis.  Our debt agreements have interest rates of LIBOR plus a percentage.  Any significant rise in the LIBOR rate during the course of our debt agreements may affect our ability to service the debt.

ITEM 8.                                                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GENERAL MOLY, INC.

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

CONTENTS

Report of Independent Registered Public Accounting Firm	49

Financial Statements:

Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011	50

Consolidated Statements of Operations and Comprehensive Loss for the twelve months ended December 31, 2012, December 31, 2011 and December 31, 2010 and for the period from inception of Exploration Stage until December 31, 2012	51

Consolidated Statements of Cash Flows for the twelve months ended December 31, 2012, December 31, 2011 and December 31, 2010 and for the period from inception of Exploration Stage until December 31, 2012	52

Consolidated Statements of Equity as of December 31, 2012, December 31, 2011, December 31, 2010, December 31, 2009, and January 1, 2002 (inception of Exploration Stage)	54

Notes to Consolidated Financial Statements	56

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of General Moly, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive loss, cash flows and equity present fairly, in all material respects, the financial position of General Moly, Inc. and its subsidiaries (a development stage company) at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 and, cumulatively, for the period from January 1, 2002 (date of inception) to December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Item 9A: Report of Management on internal control over financial reporting. Our responsibility is to express opinions on these consolidated financial statements and on the Company’s Internal Control over Financial Reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/PricewaterhouseCoopers LLP

Denver, Colorado

March 8, 2013

GENERAL MOLY, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	December 31, 2012	December 31, 2011
ASSETS:
CURRENT ASSETS
Cash and cash equivalents	$68,331	$40,709
Deposits, prepaid expenses and other current assets	136	105
Total Current Assets	68,467	40,814
Mining properties, land and water rights — Note 4	170,967	143,732
Deposits on project property, plant and equipment	69,691	66,474
Restricted cash held at EMLLC	36,000	—
Restricted cash held for electricity transmission	12,013	12,005
Restricted cash held for reclamation bonds	6,991	1,133
Non-mining property and equipment, net	605	819
Capitalized debt issuance and loan commitment costs	17,794	3,136
Other assets	2,994	2,994
TOTAL ASSETS	$385,522	$271,107
LIABILITIES, CONTINGENTLY REDEEMABLE NONCONTROLLING INTEREST AND EQUITY:
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$10,133	$4,568
Accrued advance royalties	500	8,950
Accrued payments to Agricultural Sustainability Trust and Hanlong	4,000	2,000
Current portion of long term debt	10,906	10,596
Total Current Liabilities	25,539	26,114
Provision for post closure reclamation and remediation costs	627	587
Deferred gain	1,100	1,150
Accrued advance royalties	4,700	—
Accrued payments to Agricultural Sustainability Trust	2,000	2,000
Long term debt, net of current portion	661	131
Other accrued liabilities	875	—
Total Liabilities	35,502	29,982

COMMITMENTS AND CONTINGENCIES — Note 10

CONTINGENTLY REDEEMABLE NONCONTROLLING INTEREST	201,880	98,073

EQUITY
Common stock, $0.001 par value; 200,000,000 shares authorized, 91,333,092 and 90,818,248 shares issued and outstanding, respectively	91	91
Additional paid-in capital	270,902	255,894
Accumulated deficit before exploration stage	(213)	(213)
Accumulated deficit during exploration and development stage	(122,640)	(112,720)
Total Equity	148,140	143,052
TOTAL LIABILITIES, CONTINGENTLY REDEEMABLE NONCONTROLLING INTEREST AND EQUITY	$385,522	$271,107

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOLY, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Years Ended			January 1, 2002 (Inception of Exploration Stage) to
	December 31, 2012	December 31, 2011	December 31, 2010	December 31, 2012
REVENUES	$—	$—	$—	$—

OPERATING EXPENSES:
Exploration and evaluation	778	1,568	623	40,479
Writedowns of development and deposits	—	3,403	5,038	8,819
General and administrative expense	10,600	10,248	10,919	80,375
TOTAL OPERATING EXPENSES	11,378	15,219	16,580	129,673

LOSS FROM OPERATIONS	(11,378)	(15,219)	(16,580)	(129,673)

OTHER INCOME/(EXPENSE):
Interest and dividend income	6	21	13	4,068
Interest expense	(548)	(250)	(164)	(962)
Realized gain from sale of mining properties	2,000	—	—	2,000
TOTAL OTHER (EXPENSE)/INCOME, NET	1,458	(229)	(151)	5,106

LOSS BEFORE INCOME TAXES	(9,920)	(15,448)	(16,731)	(124,567)

Income Taxes	—	—	—	—

CONSOLIDATED NET LOSS	$(9,920)	$(15,448)	$(16,731)	$(124,567)
Less: Net loss attributable to contingently redeemable noncontrolling interest	—	680	1,008	1,927
NET LOSS ATTRIBUTABLE TO GENERAL MOLY, INC.	$(9,920)	$(14,768)	$(15,723)	$(122,640)
Basic and diluted net loss attributable to General Moly per share of common stock	$(0.11)	$(0.16)	$(0.22)
Weighted average number of shares outstanding— basic and diluted	91,230	90,588	72,987

COMPREHENSIVE LOSS	$(9,920)	$(14,768)	$(15,723)	$(122,640)

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOLY, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended			January 1, 2002 (Inception of Exploration Stage) to
	December 31, 2012	December 31, 2011	December 31, 2010	December 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,920)	$(15,448)	$(16,731)	(124,567)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	310	412	335	1,954
Interest expense	548	250	164	962
Warrant repricing	—	—	965	965
Stock-based compensation for employees and directors	1,414	1,713	1,641	18,226
(Increase) Decrease in deposits, prepaid expenses and other	(31)	43	31	(44)
(Increase) Decrease in restricted cash held for electricity transmission	(8)	—	281	(12,013)
(Decrease) increase in accounts payable and accrued liabilities	(3,569)	(10,761)	93	(10,872)
Increase (decrease) in post closure reclamation and remediation costs	40	16	(15)	418
Recognition of income related to option to purchase agreement	(2,000)	—	—	(2,000)
Writedowns of development and deposits	—	3,403	5,038	8,819
Services and expenses paid with common stock	—	—	—	1,990
Net cash used by operating activities	(13,216)	(20,372)	(8,198)	(116,162)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for the purchase of equipment	98	—	(124)	(1,450)
Purchase and development of mining properties, land and water rights	(20,860)	(10,567)	(14,074)	(140,134)
(Deposits)/refunds on property, plant and equipment	(2,158)	177	(25,058)	(70,065)
Proceeds from option to purchase agreement	1,950	935	115	3,100
Increase in restricted cash held for reclamation bonds	(5,858)	—	—	(6,500)
Increase in restricted cash — EMLLC	(36,000)	—	—	(36,000)
Purchase of securities	—	—	—	(137)
Cash provided by sale of marketable securities	—	—	—	246
Net cash used by investing activities	(62,828)	(9,455)	(39,141)	250,940

GENERAL MOLY, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended			January 1, 2002 (Inception of Exploration Stage) to
	December 31, 2012	December 31, 2011	December 31, 2010	December 31, 2012
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock, net of issuance costs	583	19,412	43,103	228,302
Cash proceeds from POS-Minerals Corp.	103,807	—	—	203,807
Increase (decrease) in leased assets, net	(142)	(198)	80	(10)
(Increase) in capitalized debt issuance costs	(582)	(2,249)	(887)	(3,718)
Proceeds from debt	—	—	10,000	10,000
Cash paid to POS-Minerals Corp. for purchase price adjustment	—	—	—	(2,994)
Net cash provided by financing activities:	103,666	16,965	52,296	435,387
Increase (decrease) in cash and cash equivalents, net	27,622	(12,862)	(4,958)	68,285
Cash and cash equivalents, beginning of period	40,709	53,571	48,614	46
Cash and cash equivalents, end of period	$68,331	$40,709	$53,571	68,331

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Equity compensation capitalized as development	$639	$258	$1,121	7,097
Accrued portion of advance royalties	5,200	—	18,450	5,200
Accrued portion of payments to the Agricultural Sustainability Trust and Hanlong	2,000	—	4,000	6,000
Accrued portion of deposits on property, plant and equipment	1,059	1,691	657	1,059
Loan commitment costs	12,076	—	—	12,076
Installment purchase of land	730	—	—	730
Restricted cash held for reclamation bond acquired in an acquisition	—	—	—	491
Post closure reclamation and remediation costs and accounts payable assumed in an acquisition	—	—	—	263
Common stock and warrants issued for property and equipment	—	—	—	1,586

The accompanying notes are an integral part of these consolidated financial statements

GENERAL MOLY, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except number of shares and per share amounts)

	Common Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance, January 1, 2002	3,140,469	$4	$442	$(2)	$(213)	$231
Issuance of Units of Common Stock
For directors’ fees	460,000	—	79	—	—	79
Issued pursuant to stock awards	484,892	—	—	—	—	—
For cash at $8.50 per share	8,256,699	8	70,174	—	—	70,182
Purchase options for management and administrative fees	—	—	11	—	—	11
For services, administration, mineral rights, water rights and expenses at between $0.11 and $6.15 per share	1,127,379	—	1,739	—	—	1,739
For exercise of warrants for cash	435,000	—	348	—	—	348
Issuance of Units of Common Stock and Warrants:
For expenses and property at between $0.40 and $1.46 per unit	1,400,000	2	1,635	—	—	1,637
For cash at between $0.15 and $3.40 per unit	34,404,365	34	62,360	—	—	62,394
Units and warrants for finders fee	170,550	—	2,042	—	—	2,042
Cost of offerings including cash costs of $3,783	—	—	(5,815)	—	—	(5,815)
Stock Options:
Exercised between $0.11 and $6.93 per share	3,601,463	4	1,769	—	—	1,773
Cashless exercise of stock options	1,648,647	2	(2)	—	—	—
Issued pursuant to stock awards	831,347	2	(38)	—	—	(36)
Returned due to pricing errors on stock option exercise	(38,998)	—	—	—	—	—
Stock based compensation	—	—	17,943	—	—	17,943
Stock Warrants:
Issued for services at $1.07 per warrant	—	—	80	—	—	80
Exercised between $0.40 and $5.20 per share	14,537,267	14	34,026	—	—	34,040
Cashless exercise of warrants	1,978,458	2	(2)	—	—	—
Unrealized Losses on marketable securities	—	—	—	2	—	2
Additional paid in capital from shareholder	—	—	499	—	—	499
Net loss for the years ended December 31, 2002 through 2009	—	—	—	—	(82,229)	(82,229)
Balances, December 31, 2009	72,437,538	72	187,290	—	(82,442)	104,920

GENERAL MOLY, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except number of shares and per share amounts)

	Common Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Stock Warrants:
Exercised at $3.75 per share	812,500	1	3,046	—	—	3,047
Cashless exercise of warrants	59,770	—	—	—	—	—
Repricing of warrants	—	—	965	—	—	965
Stock Options:
Exercised at $2.80 per share	20,000	—	57	—	—	57
Cashless exercise of options	24,074	—	—	—	—	—
Stock based compensation	—	—	2,723	—	—	2,723
Issuance of Units of Common Stock :
Issued for cash at $3.38 per share	11,843,341	12	39,988	—	—	40,000
Issued pursuant to stock awards	156,250	—	448	—	—	448
Net loss for the year ended December 31, 2010	—	—	—	—	(15,723)	(15,723)
Balances, December 31, 2010	85,353,473	85	234,517	—	(98,165)	136,437
Stock Warrants:
Exercised between $3.66 and $3.75 per share	5,183,209	5	19,050	—	—	19,055
Cashless exercise of warrants	24,547	—	—	—	—	—
Stock Options:
Exercised at $2.80 per share	133,333	—	357	—	—	357
Stock based compensation	—	—	1,971	—	—	1,971
Stock Appreciation Rights:
Exercised between $0.96 and $4.35 per share	53,511	—	—	—	—	—
Issuance of Units of Common Stock :
Issued pursuant to stock awards	70,175	1	(1)	—	—	—
Net loss for the year ended December 31, 2011	—	—	—	—	(14,768)	(14,768)
Balances, December 31, 2011	90,818,248	$91	$255,894	$—	$(112,933)	$143,052
Stock Options:
Exercised at $2.80 per share	50,971	—	125	—	—	125
Cashless exercise of stock options	212,280	—	458	—	—	458
Stock-based compensation	—	—	2,053	—	—	2,053
Stock Warrants:
Loan Commitment Fees	—	—	12,372	—	—	12,372
Issuance of Units of Common Stock :
Issued pursuant to stock awards	251,593	—	—	—	—	—
Net loss for the year ended December 31, 2012	—	—	—	—	(9,920)	(9,920)
Balances, December 31, 2012	91,333,092	$91	$270,902	$—	$(122,853)	$148,140

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

The Mt. Hope Project.

From October 2005 to January 2008, we owned the rights to 100% of the Mt. Hope Project.  Effective as of January 1, 2008, we contributed all of our interest in the assets related to the Mt. Hope Project, including our lease of the Mt. Hope Project into Eureka Moly, LLC (“the LLC”), and in February 2008 entered into an agreement (“LLC Agreement”) for the development and operation of the Mt. Hope Project with POS-Minerals.  Under the LLC Agreement, POS-Minerals owns a 20% interest in the LLC and General Moly, through Nevada Moly, LLC (“Nevada Moly”), a wholly-owned subsidiary, owns an 80% interest.  The ownership interests and/or required capital contributions under the LLC Agreement can change as discussed below.

Pursuant to the terms of the LLC Agreement, POS-Minerals made its first and second capital contributions to the LLC totaling $100.0 million during the year ended December 31, 2008 (“Initial Contributions”).  Additional amounts were due from POS-Minerals within 15 days after the date (“ROD Contribution Date”) that specified conditions (“ROD Contribution Conditions”) were satisfied.  The ROD Contribution Conditions were (i) the receipt of major operating permits for the Mt. Hope Project, (ii) confirmation that the Record of Decision (“ROD”) from the United States Bureau of Land Management (“BLM”) for the Mt. Hope Project had become effective, and (iii) any administrative or judicial appeals with respect thereto are final.  The ROD became effective November 16, 2012 and the satisfaction of the other ROD Contribution Conditions occurred in December 2012.  POS-Minerals made the third capital contribution installment of $56.0 million on December 6, 2012.  Furthermore, an additional payment of $44.7 million was made representing POS-Minerals 20% share of all costs incurred for the development of the Mt. Hope Project during the period from 2008 through October 2012.

In addition, as commercial production at the Mt. Hope Project was not achieved by December 31,2011, the LLC will be required to return to POS-Minerals $36.0 million of its capital contributions to the LLC, with no corresponding reduction in POS-Minerals’ ownership percentage.  This return of contributions payment will be due 20 days after the commencement of commercial production, as defined in the LLC Agreement.  Based on our current plan, we anticipate commercial production will be achieved in mid-2015.  Nevada Moly is obligated under the terms of the LLC Agreement to make capital contributions to the LLC to fund the return of contributions to POS-Minerals upon achievement of commercial production (i.e. when the contingency is resolved).  If Nevada Moly does not fund their additional capital contribution in order for the LLC to return to POS-Minerals $36 million of its total capital contribution, POS-Minerals has an election to either make a secured loan to the LLC to fund the return of contributions, or receive an additional interest in the LLC of approximately 5%.  In the latter case, our (Nevada Moly’s) interest in the LLC is subject to dilution by a percentage equal to the ratio of 1.5 times the amount of the unpaid contributions over the aggregate amount of deemed capital contributions (as determined under the LLC Agreement) of both parties to the LLC (“Dilution Formula”).  At December 31, 2012, the aggregate amount of deemed capital contributions of both parties was $1,018.8 million.

Furthermore, the LLC Agreement permits POS-Minerals to put its interest in the LLC to Nevada Moly after a change of control of Nevada Moly or the Company, as defined in the LLC Agreement, followed by a failure to use standard mining industry practice in connection with the development and operation of the Mt. Hope Project as contemplated by the parties for a period of twelve consecutive months.  If POS-Minerals puts its interest, Nevada Moly or its transferee or surviving entity would be required to purchase the interest for 120% of POS-Minerals’ total contributions to the LLC plus 10% interest per annum.

Beginning in November 2012, the Company and POS-Minerals began making monthly pro rata capital contributions to the LLC to fund costs incurred as required by the LLC agreement.  The interest of a party in the LLC that does not make its monthly pro rata capital contributions to fund costs incurred after the ROD Contribution Date is subject to dilution based on the Dilution Formula.

NOTE 2 — LIQUIDITY AND CAPITAL REQUIREMENTS AND RESTRUCTURING

Our consolidated cash balance at December 31, 2012, was $68.3 million compared to $40.7 million at December 31, 2011.  The cash needs for the development of the Mt. Hope Project require that we and/or the LLC finalize the financing described below in addition to the capital contributions to be received from POS-Minerals.

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

Agreements with Hanlong (USA) Mining Investment Inc.

We have signed a series of agreements (the “Hanlong Transaction”) with Hanlong (USA) Mining Investment, Inc. (“Hanlong”), an affiliate of Sichuan Hanlong Group, a large privately held Chinese company.  The agreements described below form the basis of a $745 million transaction that is intended to provide the Company with adequate capital to contribute its 80% share of costs to develop the Mt. Hope Project.  The agreements include:  (a) a Securities Purchase Agreement that provides for the sale to Hanlong of shares of our common stock in two tranches that will aggregate 25% of our outstanding stock on a fully diluted basis for $80 million ($40 million per tranche), conditioned upon us receiving permits for the Mt. Hope Project and Hanlong’s use of commercially reasonable efforts to procure a $665 million loan from a Prime Chinese Bank for our use in constructing the Mt. Hope Project; (b) a Stockholder Agreement that provides Hanlong representation on our Board of Directors (“Board”) and the LLC management committee, governs how Hanlong will vote its shares of the Company and limits Hanlong’s ability to purchase or dispose of our securities ; (c)  a Bridge Loan whereby Hanlong will provide up to $20 million to the Company to preserve liquidity until permits are received and the Term Loan is available; (d) a Subordinated Debt Agreement whereby Hanlong will provide up to $125.0 million to assist the Company in financing capital cost increases; and (e) a long-term molybdenum supply off-take agreement (discussed further in Item 7A above) which requires Hanlong to purchase the Company’s entire share of the Mt. Hope Project’s molybdenum production above that necessary for the Company to meet its existing supply commitments until the expiration of those commitments.

The Securities Purchase Agreement (“Purchase Agreement”)

Stock Purchase.  The Purchase Agreement provides, subject to its terms and conditions, for the purchase by Hanlong of $80.0 million of our common stock, or approximately 27.5 million shares, which will equal 25% of our outstanding common stock on a fully-diluted basis.

The Purchase Agreement has been amended five times including:  (1) July 30, 2010 amendment extending the deadline for obtaining Chinese government approvals by two months to October 13, 2010, as well as extending the Company’s deadline for publishing its DEIS and receiving its ROD (“ROD Condition”) to February 28, 2011, and November 30, 2011, respectively.  Hanlong has received Chinese government approvals for its equity investment in us and our DEIS was published; (2) an October 26, 2010 amendment setting the closing of Hanlong’s purchase of the first $40.0 million tranche of equity for December 20, 2010 and eliminating the condition that required us to have our DEIS published prior to closing this funding; (3) a December 20, 2010 amendment that made certain non-substantive changes in connection with the closing of the first tranche of Hanlong’s equity investment (“Tranche 1”); (4) a July 7, 2011 amendment that eliminated the deadline for publication of the DEIS, extended the ROD deadline from November 30, 2011 to the earlier of nine months following DEIS publication or September 30, 2012, extended Hanlong’s commitment to make available the Term Loan from two months following ROD to nine months following the ROD, provided the ability for the Company to extend the ROD Condition date to the earlier of 12 months following DEIS publication and December 30, 2012 (“ROD Condition Extension”), and extended the maturity date of the Bridge Loan to the earlier of (i) 270 days after the issuance of the ROD, (ii) the date on which the Purchase Agreement terminates, and (iii) the earlier of December 31, 2012 and the availability of the Term Loan; and (5) a June 14, 2012 amendment that provided notice to Hanlong that the Company did not expect the BLM to issue the ROD before September 2, 2012 but did expect the ROD to be issued prior to December 2, 2012 and further provided notice that the Company wished to utilize the ROD Condition Extension, thereby amending the date by which the ROD must be issued to December 2, 2012.  The ROD became effective on November 16, 2012; thereby fulfilling the Company’s requirements under the Purchase Agreement.

The Purchase Agreement may be terminated by either party (providing the terminating party is not in default) if the closing of the second tranche (“Tranche 2”) has not occurred on or before the earlier of December 31, 2012 or 12 months after the issuance of the ROD.

As discussed above, the second tranche will be for a purchase price of an additional $40.0 million.  Remaining conditions significant to the closing of Tranche 2 require the completion of documentation for and satisfaction of conditions precedent for the availability of funding under the Term Loan, described below.

Hanlong will have the right to purchase a portion of any additional shares of common stock that we may issue during the term of the Purchase Agreement so that it can maintain its percentage ownership, unless its ownership is at the time below 5% at the earlier of the closing of Tranche 2 or closing of the Term Loan.  It may also acquire additional shares so that it maintains a 20% indirect interest in the Mt. Hope Project if our interest in the LLC is reduced below 80%.  If we issue shares to fund the Mt. Hope Project under certain circumstances, and on or before the date of commercial production, and Hanlong exercises its rights to maintain its percentage interest, we will be obligated to refund to Hanlong the cost of such shares over a three-year period up to an aggregate of $9.0 million.

Break Fees.  A break fee is payable by both the Company and Hanlong if the Purchase Agreement terminates because of the failure of certain conditions.  A break fee of $10.0 million is payable to the Company if the Purchase Agreement is terminated because Hanlong fails to obtain necessary Chinese government approvals, which may be offset against any balances owed by the Company under the Bridge Loan.  A break fee of $5.0 million is payable to Hanlong if the Purchase Agreement is terminated and the Company has violated the “no-shop” provisions of the Purchase Agreement.  On January 9, 2012, the Company and Hanlong executed an Option Agreement concerning the payment date for the ROD Extension Fee under the Purchase Agreement for no consideration.  The option was exercised on June 14, 2012, thereby amending the Purchase Agreement to extend payment of the $2.0 million ROD Extension Fee from December 2012 to April 30, 2013.  As the achievement of ROD by the September 2, 2012 deadline did not occur, a $2.0 million ROD Extension Fee has been accrued as of December 31, 2012, and is included in capitalized debt issuance costs.  This fee will be credited against the arrangement fee described below.  In addition, the break fee was increased by $2.0 million at the time the option was exercised.  Therefore, the maximum amount of potential break fees payable by the Company is $7.0 million.  The break fee payable by the Company to Hanlong may be paid in cash, or, in certain circumstances, in shares of our common stock at our option.  If paid in shares, the price would be the volume weighted average of our common stock on the NYSE MKT for the five days ending six days after the announcement of the termination.

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

Bridge Loan

Hanlong agreed to provide a $20.0 million Bridge Loan to the Company, available in two equal $10.0 million tranches.  On April 28, 2010, we drew down the first $10.0 million tranche.  The second tranche became available after receiving stockholder approval of the Hanlong Transaction.  The first tranche of the Bridge Loan bears interest at a rate tie to the London Interbank Offered Rate (“LIBOR”) plus 2% per annum.  The second tranche of the Bridge Loan will bear interest at 10% per annum and is undrawn.  The Bridge Loan will be repaid from the proceeds of the Term Loan.  The second tranche may also be repaid at the Company’s election, in shares of the Company’s common stock.  If paid in shares, the price would be the volume weighted average of the Company’s shares on the NYSE MKT for a five-day period after public announcement of the event that required repayment.  The Company may offset its right to receive the break fee against its obligations to repay borrowings under the Bridge Loan.  On January 9, 2012, the Company and Hanlong executed a second Option Agreement concerning the Bridge Loan Agreement.  On June 14, 2012, the Company exercised the option, thereby amending the Bridge Loan Agreement for no consideration to extend the maturity date of the Bridge Loan from December 31, 2012 until April 30, 2013.  This option also has the effect of potentially extending the availability of the undrawn $10.0 million second tranche to April 30, 2013 since the availability of the second tranche ends the earliest of the Tranche 2 closing date, the maturity date of the Bridge Loan and the first borrowing under the Term Loan.

The outstanding balance of the Bridge Loan and related accrued interest are recorded as a current liability as of December 31, 2012 as the latest available maturity date of the Bridge Loan is April 30, 2013.  The Bridge Loan and our obligation to pay a break fee to Hanlong under the Purchase Agreement are secured by a pledge by us of a 10% interest in the LLC.

Chinese Bank Term Loan

Hanlong is obligated to use commercially reasonable efforts to procure a Term Loan in an amount of at least $665.0 million.  The Term Loan is expected to bear interest at LIBOR plus a spread of between 2% and 4% per annum.  The Purchase Agreement provides that the Term Loan will have customary covenants and conditions; however, the terms of the Term Loan have not yet been negotiated with the lender and we have no assurance as to the final terms of the Term Loan.  On February 16, 2012, the Company announced China Development Bank (“CDB”) had confirmed the basic terms underlying a proposed $665.0 million term loan to finance the Company’s 80% share of development costs for the Mt. Hope project, including a CDB intention to lend $399.0 million and arrange a consortium of Chinese and international banks to fund the balance of $266.0 million.  The Term Loan is anticipated to carry a maturity of 12 years including a 30 month grace period to allow for the construction of the Mt. Hope Project.  The interest rate will remain subject to market conditions and Chinese government policy.  The Company and Hanlong are continuing to work with CDB with a target of having the loan completed, approved and available to the Company by mid-2013.  Hanlong or an affiliate is obligated to guarantee the Term Loan.  When funds can be drawn by the Company under the Term Loan, the Company will pay a $15.0 million arrangement fee to Hanlong who will pay fees and expenses associated with the Term Loan before the Term Loan closing, including those charged by the Chinese bank.

Hanlong Subordinated Debt Facility

On October 26, 2012, the Company and Hanlong signed a Subordinated Debt Agreement (“Sub Debt Facility”) under which Hanlong agreed to provide, with a six month option to arrange a third party credit facility, up to $125.0 million to assist the Company in financing capital cost increases.  Under the Sub Debt Facility, Hanlong will lend in two tranches.  Tranche A in the amount of $75.0 million will be available to the Company during the Mt. Hope Project’s construction period after full advance of the Term Loan.  Tranche B, in the amount of $50.0 million, will be available during the six-month period following the commencement of commercial production.  Tranche A of the Sub Debt Facility can be reduced to the extent equipment is leased for the Mt. Hope Project by the LLC.  In exchange for arranging the Sub Debt Facility, the Company will pay a fee to Hanlong of $6.3 million, payable at the earlier of the first draw under the Term Loan, upon receiving funds associated with the exercise of Hanlong’s warrants, described below, or other financing of at least $8.0 million, or October 26, 2014, if the Sub Debt Facility is in effect.  Simultaneously with the execution of the Sub Debt Facility, the Company issued a warrant to Hanlong with a 2.5 year maturity to purchase ten million shares of the Company’s common stock.  The warrant is priced at a 15% premium to the 10 day volume weighted average price on the issuance date, which results in a price of $4.23 per share, and becomes exercisable on April 26, 2013.  A value of $12.4 million has been placed on the warrant.  This amount has been recorded as loan commitment fees as of December 31, 2012 and will be expensed ratably over the life of the loan.  Following the close of the Tranche 2 purchase of stock under the Purchase Agreement and an exercise of the issued warrant, Hanlong would own approximately 31% of our outstanding shares.

Both tranches of the Sub Debt Facility will mature 5 years after the achievement of commercial production at the Mt. Hope Project and will require mandatory prepayment of 50% of the Company’s semi-annual net free cash flow after debt service payments on the Term Loan and any other Mt. Hope Project funding requirements.  The Sub Debt Facility will be subordinated to the Term Loan and will bear interest at 6-month LIBOR plus 4%, with interest paid semi-annually.  The Sub Debt Facility has covenants that are customary for subordinated credit facilities and will contain additional covenants required to effect subordination to the Term Loan satisfactory to the holders of the Term Loan.  Advances under the Sub Debt Facility are subject to a number of conditions precedent, such as accuracy of representations and warranties, compliance with covenants, absence of default and full advance of the Term Loan.

In connection with the Sub Debt Facility, the Company and Hanlong entered into Amendment No. 1 to the above described Stockholder Agreement on October 26, 2012.  The amendment provides that the warrant or shares issued pursuant to the warrant will not be included in the calculation of Hanlong’s beneficial ownership under provisions of the Stockholder Agreement or other agreements entered into by the Company and Hanlong prior to October 26, 2012.  The amendment also provides that the warrant and shares issued pursuant to the warrant will be subject to the rights and restrictions of the Stockholder Agreement with the exception of restrictions on disposition, pledges and encumbrances.

Equipment and Supply Procurement

The LLC began a slow procurement and engineering restart in early 2012 designed to conserve cash while maintaining project schedule in order to maximize financial flexibility until its major permits were acquired.    The LLC continues to take a cautious approach with preliminary construction activities until the Company completes documentation and receives funding of its Term Loan.

Through December 31, 2012, the LLC has made deposits of $69.7 million on equipment orders, has spent approximately $139.1 million for the development of the Mt. Hope Project and has paid $12.0 million into an escrow arrangement for electricity transmission services.

Based on commitments as of the end of 2012, we expect to make additional payments on wellfield materials and milling process equipment orders of approximately $11.2 million in 2013 and $14.4 million in 2014.

On February 28, 2012, the LLC issued a firm purchase order for 18 haul trucks.  The order provides for delivery of those haul trucks required to perform initial mine development, currently scheduled for late 2013 or early 2014.  A non-refundable down-payment of $0.6 million was made at the time of order with an additional $0.6 million paid in December 2012, 12 months prior to anticipated truck shipment, but the contract is cancellable with no further liability to the LLC up until the time of truck shipment.

On June 25, 2012, the LLC issued a firm purchase order for four mine production drills.  A non-refundable down-payment of $0.4 million was made in December 2012.  The contract remains cancellable with no further liability to the LLC until the time the drills are shipped.

At June 30, 2012, the LLC’s contract to purchase two electric shovels expired.  We signed a new letter of intent with the vendor providing for the opportunity to purchase the electric shovels at prices consistent with the expired contract, less a special discount in the amount of $3.4 million to provide credit to the LLC for amounts paid as deposits under the expired contract.  The agreement provides that equipment pricing will remain subject to inflation indexes and guarantees production slots to ensure that the equipment is available when required by the LLC.

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

Accounting Method

Our financial statements are prepared using the accrual basis of accounting in accordance with GAAP.  With the exception of the LLC, all of our subsidiaries are wholly owned.  In February 2008, we entered into the LLC Agreement, which established our ownership interest in the LLC at 80%.  The consolidated financial statements include all of our wholly owned subsidiaries and the LLC.  The POS-Minerals contributions attributable to their 20% interest are shown as Contingently Redeemable Noncontrolling Interest on the Consolidated Balance Sheet.  For most of the years presented, the LLC had net operating expenses and, accordingly, the net loss attributable to contingently redeemable noncontrolling interest is reflected separately on the Consolidated Statement of Operations.

Contingently Redeemable Noncontrolling Interest (“CRNCI”)

Under GAAP, certain noncontrolling interests in consolidated entities meet the definition of mandatorily redeemable financial instruments if the ability to redeem the interest is outside of the control of the consolidating entity.  As described in Note 1 — “Description of Business”, the LLC Agreement permits POS-Minerals the option to put its interest in the LLC to Nevada Moly upon a change of control, as defined in the LLC Agreement, followed by a failure to use standard mining industry practice in connection with development and operation of the Mt. Hope Project as contemplated by the parties for a period of 12 consecutive months.  As such, the CRNCI has continued to be shown as a separate caption between liabilities and equity (mezzanine section).  The carrying value of the CRNCI includes $36 million that will be returned to POS-Minerals contingent upon the achievement of commercial production at the Mt. Hope Project as stipulated in the LLC Agreement.  The expected return of capital to POS-Minerals is carried at redemption value as we believe redemption of this amount is probable.  The remaining carrying value of the CRNCI has not been adjusted to its redemption value as the contingencies that may allow POS-Minerals to require redemption of its noncontrolling interest are not probable of occurring.   Under GAAP, until such time as that contingency has been eliminated and redemption is no longer contingent upon anything other than the passage of time, no adjustment to the CRNCI balance should be made. Future changes in the redemption value will be recognized immediately as they occur and the Company will adjust the carrying amount of the CRNCI to equal the redemption value at the end of each reporting period.

Estimates

The process of preparing consolidated financial statements requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses.  Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements.  Accordingly, upon settlement, actual results may differ from estimated amounts.

Cash and Cash Equivalents and Restricted Cash

We consider all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company’s cash equivalent instruments are classified within Level 1 of the fair value hierarchy established by FASB guidance for Fair Value Measurements because they are valued based on quoted market prices in active markets.  These cash instruments included $52.0 million in U.S. Treasury securities at December 31, 2012.

We consider all restricted cash to be long-term.  In December 2012, the Company established a reserve account at the direction of the EMLLC management committee in the amount of $36.0 million and will remain until the Term Loan is confirmed.  These funds are not available for general purposes until the management committee authorizes a release.

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

Basic and Diluted Net Loss Per Share

Net loss per share was computed by dividing the net loss attributable to General Moly, Inc. by the weighted average number of shares outstanding during the period.  The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  Outstanding warrants to purchase 11,000,000, 1,000,000 and 6,263,209  shares of common stock, options to purchase 1,266,658, 2,484,990 and 2,658,323 shares of common stock, and unvested stock awards totaling 1,136,223, 615,763 and 421,726 shares at December 31, 2012, 2011 and 2010, respectively, and 1,639,631, 1,290,499 and 912,461 shares under Stock Appreciation Rights at December 31, 2012, 2011, and 2010, respectively, were not included in the computation of diluted loss per share for the three and twelve months December 31, 2012, 2011, and 2010, respectively, because to do so would have been anti-dilutive.  Therefore, basic loss per share is the same as diluted loss per share.

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

At December 31, 2012 and 2011, accumulated depreciation and amortization was $1.7 and $1.4 million, respectively, of which $1.5 and $1.1 million, respectively, was capitalized.

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

Debt

The Company has determined that the Bridge Loan is a Level 3 financial instrument because it includes unobservable inputs to its fair value analysis. We have utilized the discounted cash flow income approach to calculate the fair value of the Bridge Loan liability as of December 31, 2012. Inputs to this valuation are as follows:

Interest Rate	LIBOR plus 4.25%
Discount Rate	8%
Term to Maturity	4 months
Principal Amount	$10.0 million

The Interest Rate was determined based on recent equipment financing terms quoted to the Company. The Discount Rate is consistent with that used in the Company’s long term operational plans. The Term to Maturity is the expected remaining duration of the Bridge Loan as of December 31, 2012. Based on the inputs above, the fair value of the Bridge Loan at December 31, 2012 was $11.3 million compared to a recorded value of $10.7 million, including accrued interest.

The fair value calculation would change based on changes to unobservable inputs such as the implicit interest rate. An increase of 1% in the implicit interest rate would increase the fair value of the Bridge Loan by $0.3 million.

There have been no changes in the method used to calculate the fair value of the Bridge Loan during the period.

Debt Issuance and Loan Commitment Costs

The Company has capitalized certain costs such as technical due diligence, related legal fees, advances against the arrangement fee in the amount of $5.7 million incurred in direct pursuit of the Term Loan based on our belief that it is probable that the Company will receive the Term Loan.  A portion of these costs were incurred on behalf of Hanlong and will be offset against the $15.0 million arrangement fee to be paid by the Company to Hanlong upon the closing of the Term Loan.  These costs will be amortized over the life of the Term Loan using the effective interest method once the Term Loan has been made available.

In addition, the $12.4 million value placed on the warrant issued to Hanlong in connection with the subordinated debt agreement is considered a loan commitment fee.  These costs will be amortized over the life of the Subordinated Debt Loan using the straight line method from the date the loan agreement was effective.

Recently Adopted Accounting Pronouncements

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

In March 2006 we purchased a portion of the Liberty Property,  an approximately ten square mile property in Nye County, Nevada, including water rights, mineral and surface rights, buildings and certain equipment from High Desert Winds LLC (“High Desert”) pursuant to a purchase agreement.  At closing, we paid High Desert a cash payment of $4.5 million for the portion of the Liberty Property that we purchased and made an additional payment of $1.0 million in November 2006 for the purchase of the remaining portion of High Desert’s interest in this property for the total purchase price of $5.5 million including buildings and equipment at the Liberty site.  The primary purpose of the Liberty purchase was to further the Company’s strategy of exploring and developing other potential molybdenum properties.

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

Other Mining Properties.  We also have mining claims and land purchased prior to 2006 which consist in part of (a) approximately 107 acres of fee simple land in the Little Pine Creek area of Shoshone County, Idaho, (b) six patented mining claims known as the Chicago-London group, located near the town of Murray in Shoshone County, Idaho, (c) 265 acres of private land with three unpatented claims in Josephine County, Oregon, known as the Turner Gold project, and (d)  34 unpatented mining claims in Marion County, Oregon, known as the Detroit property.

Summary.  The following is a summary of mining properties, land and water rights at December 31, 2012 and 2011 (in thousands):

	At December 31, 2012	At December 31, 2011
Mt. Hope Project:
Development costs	$120,829	$99,984
Mineral, land and water rights	11,728	10,526
Advance Royalties	27,800	22,600
Total Mt. Hope Project	160,357	133,110
Total Liberty Property	9,721	9,733
Other Properties	889	889
Total	$170,967	$143,732

On June 26, 2009, the Company and Josephine Mining Corp. (“JMC”), a privately-owned Canadian company whose president is a related party to a member of the Company’s Board, entered into an Option to Purchase Agreement for the Company’s non-core Turner Gold property, a multi-metallic property located in Josephine County, Oregon, which the Company had acquired in 2004.  JMC paid $0.1 million upon entering into the agreement, an additional $0.3 million in January 2011, an additional $0.3 million in December 2011, and an additional $0.5 million during the second half of 2012. Of the $1.2 million paid to date, $1.0 million will be applied to the purchase price and has been recorded as a deferred gain pending completion of the purchase.  The remaining $0.2 million paid to date represents non-refundable fees paid in exchange for extending the due date of future installment payments.  In the second half of 2012, the Company and JMC entered into amendments extending the date by which the final payment of $1.0 million was due to May 31, 2013, in exchange for fees of $150,000, which are not applicable to the purchase price.  The periodic payments allow JMC certain exploratory rights.  Ownership of the Turner Gold property will transfer to JMC upon the final payment. The Company will also retain a production royalty of 1.5% of all net smelter returns on future production from the property, should JMC acquire the property.  The book value of the Company’s investment in the Turner Gold property is approximately $0.8 million.

On March 8, 2010, the Company and Ascot USA, Inc. (“Ascot”), a Washington corporation, entered into an Option to Purchase Agreement for the Company’s non-core Margaret property, an undivided 50% interest in the reserved mineral rights and all of the Company’s interest in the 105 unpatented mining claims comprising the Red Bonanza Property, situated in the St. Helens Mining District, Skamania County, Washington.  The Company acquired the property in 2004.  Ascot made a final payment under the terms of the Agreement on October 3, 2012.  The Company has transferred ownership of the Margaret property to Ascot.   The Company has retained a production royalty of 1.5% of all net smelter returns on future production following Ascot’s purchase of the property.  The Company carried no book value in the property.  The Company recognized a gain of $2.0 million on the sale of this property in October 2012.

On September 30, 2011, the Company and Russell Mining & Minerals, Inc. (“RMMI”), a privately-owned company whose president is a related party to one of the Company’s Board members, entered into an Option to Purchase Agreement for the Company’s non-core Detroit Copper property, a multi-metallic property located in Marion County, Oregon. RMMI paid $0.1 million upon entering into the agreement. Once made, each option payment is non-refundable. The $0.1 million has been recorded as a deferred gain pending completion of the purchase. If RMMI proceeds, an additional $0.3 million installment payment is due March 31, 2013, and the final installment payment of $1.6 million is due on or before September 30, 2014. The final option payment may be extended by RMMI by up to two years by making non-refundable installment payments of $160,000 in each year to be extended, which are not applied to the purchase price of the property.  The periodic payments allow RMMI certain exploratory rights.  If RMMI makes all three of the installment payments, ownership of the Detroit Copper property will transfer to RMMI upon the final payment. The Company has also retained a Production Royalty of 1.5% of all net smelter returns on future production from the property.  The Company currently carries no book value in the property.

Development costs and Deposits on project property, plant and equipment

Development costs of $120.8 million include hydrology and drilling costs, expenditures to further the permitting process, capitalized salaries, project engineering costs, and other expenditures required to fully develop the Mt. Hope Project.  Deposits on project property, plant and equipment of $69.7 million represent ongoing progress payments on equipment orders for the custom-built grinding and milling equipment, related electric mill drives, and other processing equipment that require the longest lead times.

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

Writedowns of Development Costs and Deposits

In 2011, the Company wrote off approximately $3.4 million in deposits, representing 50% of the deposit payments made to an equipment vendor, related to a contract for the purchase of electric shovels because of the passage of a June 30, 2011 deadline for a firm purchase order, at which time the LLC’s contract to purchase two electric shovels expired.  We signed a new letter of intent with the vendor providing for the opportunity to purchase the electric shovels at prices consistent with the expired contract, less a special discount in the amount of $3.4 million to provide credit to the LLC for amounts paid as deposits under the expired contract.  The agreement provides that equipment pricing will remain subject to inflation indexes and guarantees production slots to ensure that the equipment is available when required by the LLC.

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

NOTE 5 — COMMON STOCK UNITS, COMMON STOCK AND COMMON STOCK WARRANTS

Year ended December 31, 2012

During the year ended December 31, 2012, options representing 50,971 shares were exercised for cash in the amount of $0.6 million, options representing 607,362 shares were exercised in a cashless exchange resulting in the issuance of 480,776 shares and 251,593 shares of common stock were issued pursuant to stock awards.

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

The following is a summary of common stock warrant activity for each of the three years ended December 31, 2012:

	Number of Shares Under Warrants	Exercise Price
Balance at December 31, 2009	7,455,434	$ 3.75 to $10.00
Exercised for cash	(812,500)	3.75
Exercised in cashless exchange	(379,725)	3.75
Balance at December 31, 2010 (1)	6,263,209	$ 3.66 to $5.00
Exercised for cash	(5,183,209)	3.66 to 3.75
Exercised in cashless exchange	(80,000)	3.75
Balance at December 31, 2011	1,000,000	$5.00
Issuance of new warrants	10,000,000	4.23
Balance at December 31, 2012	11,000,000	$4.23 to 5.00
Weighted average exercise price	$4.30

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

On October 26, 2012, the Company issued a warrant to Hanlong to purchase 10.0 million shares of the Company’s common stock in connection with the signing of the subordinated debt agreement at a price of $4.23 per share.  The warrant was valued at $12.4 million, which was recorded as loan commitment fees in 2012 and will be amortized ratably over the life of the subordinated debt loan.

Of the warrants outstanding at December 31, 2012, 1,000,000 are exercisable at $5.00 per share once General Moly has received financing necessary for the commencement of commercial production at the Mt. Hope Project and will expire one year thereafter.  The remaining 10,000,000 warrants are exercisable at $4.23 per share and are exercisable at any time during the period April 26, 2013 and April 26, 2015.

Pursuant to our Certificate of Incorporation, we are authorized to issue 200,000,000 shares of $0.001 par value common stock.  All shares have equal voting rights, are non-assessable and have one vote per share.  Voting rights are not cumulative and therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

NOTE 6 — PREFERRED STOCK

Pursuant to our Certificate of Incorporation we are authorized to issue 10,000,000 shares of $0.001 per share par value preferred stock.  The authorized but unissued shares of preferred stock may be issued in designated series from time to time by one or more resolutions adopted by the Board.  The Board has the authority to determine the preferences, limitations and relative rights of each series of preferred stock.  At December 31, 2012, and 2011, no shares of preferred stock were issued or outstanding.  Subject to certain exceptions, if any person becomes the beneficial owner of 20% or more of the Company’s common stock, each right will entitle the holder, other than the acquiring person, to purchase Company common stock or common stock of the acquiring person having a value of twice the exercise price.  In addition, if there is a business combination between the Company and the acquiring person, or in certain other circumstances, each right that is not previously exercised will entitle the owner (other than the acquiring person) to purchase shares of common stock (or an equivalent equity interest) of the acquiring person at one-half the market price of those shares.

NOTE 7 — EQUITY INCENTIVES

In 2006, the Board and shareholders of the Company approved the 2006 Equity Incentive Plan (“2006 Plan”) that replaced the 2003 Equity Incentive Plan (“2003 Plan”).  In May 2010, our shareholders approved an amendment to the 2006 Plan increasing the number of shares that may be issued under the plan by 4,500,000 shares to 9,600,000 shares.  The 2006 Plan authorizes the Board, or a committee of the Board, to issue or transfer up to an aggregate of 9,600,000 shares of common stock, of which 2,944,010 remain available for issuance as of December 31, 2012.  Awards under the 2006 Plan may include incentive stock options, non-statutory stock options, restricted stock units, restricted stock awards, and stock appreciation rights (“SARs”).  At the option of the Board, SARs may be settled with cash, shares, or a combination of cash and shares.  The Company settles the exercise of other stock-based compensation with newly issued common shares.

Stock-based compensation cost is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes option pricing model and is recognized as compensation ratably on a straight-line basis over the requisite vesting/service period.  As of December 31, 2012, there was $4.8 million of total unrecognized compensation cost related to share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.7 years.

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

For the Year Ended December 31:	2012	2011	2010
Expected Life *	3.5 to 6.0 years	3.5 to 5.5 years	3.5 to 5.5 years
Interest Rate+	0.36% to 2.58%	0. 39% to 2.84%	0.67% to 2.58%
Volatility **+	73.43% to 94.60%	86.39% to 95.57%	90.0% to 95.48%
Dividend Yields	—	—	—
Weighted Average Fair Value of Stock Appreciation Rights Granted During the Year	$3.72	$2.25	$3.45

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

At December 31, 2012, the aggregate intrinsic value of outstanding and exercisable (fully vested) options and SARs was $1.6 million and had a weighted-average remaining contractual term of 1.8 years.  The total intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010 was $0.3 million, $0.3 million, and nil, respectively.  The total intrinsic value of SARs exercised during the year ended December 31, 2012, 2011 and 2010 was $nil, $0.3 million and nil, respectively.

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

The compensation expense recognized by the Company for Stock Awards is based on the closing market price of the Company’s common stock on the date of grant.  For the years ended December 31, 2012, 2011 and 2010 the weighted-average grant-

date fair value for Stock Awards was $4.22, $4.32, and $3.99, respectively.  The total fair value of stock awards vested during 2012 and 2011 is $0.9 million and $3.5 million, respectively.

Summary of Equity Incentive Awards

The following table summarizes activity under the Plans during the year ended December 31, 2012:

	Stock Options		SARs		Stock Awards
	Weighted Average Exercise Price	Number of Shares Under Option	Weighted Average Strike Price	Number of Shares Under Option	Weighted Average Grant Price	Number of Shares
Balance at January 1, 2012	$5.46	2,484,990	$3.21	1,290,499	$5.39	615,763
Awards Granted	—	—	3.72	418,592	3.44	777,151
Awards Exercised or Earned	2.73	(658,333)	—	—	3.47	(252,137)
Awards Forfeited	—	—	3.98	(43,726)	3.80	(4,554)
Awards Expired	5.75	(559,999)	3.90	(25,734)	—	—
Balance at December 31, 2012	$6.22	1,266,658	3.29	1,639,631	4.22	1,136,223

Exercisable at December 31, 2012	$6.20	1,116,658	1.83	507,790

A summary of the status of the non-vested awards as of December 31, 2012 and changes during the year ended December 31, 2012 is presented below.

	Stock Options		SARs		Stock Awards
	Weighted Average Fair Value	Number of Shares Under Option	Weighted Average Fair Value	Number of Shares Under Option	Weighted Average Fair Value	Number of Shares
Balance at January 1, 2012	$6.25	155,000	$3.67	940,215	$5.39	615,763
Awards Granted	—	—	3.72	418,592	3.44	777,151
Awards Vested or Earned	1.69	5,000	1.93	(183,240)	3.47	(252,137)
Awards Forfeited	—	—	3.98	(43,726)	3.80	(4,554)
Balance at December 31, 2012	$6.40	150,000	3.95	1,131,841	4.22	1,136,223

Compensation Cost Recognized and Capitalized Related to Equity Incentives

Summary of Compensation Cost Recognized and Capitalized related to Equity Incentives for the Year Ended December 31 (in thousands):	2012	2011	2010
Stock Options*	$1	$(49)	$154
SARs
Performance based	419	204	23
Vesting over time	257	574	1,243
Stock Awards:
Performance based*	309	(75)	12
Vesting over time	539	507	821
Board of Directors and Secretary	528	810	509
Total	$2,053	$1,971	$2,762
Included in:
Capitalized as Development	639	258	1,121
Expensed	1,414	1,713	1,641
	$2,053	$1,971	$2,762

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

NOTE 8 — CHANGES IN CONTINGENTLY REDEEMABLE NONCONTROLLING INTEREST (CRNCI)

	Activity for Year Ended
Changes CRNCI (Dollars in thousands)	December 31, 2012	December 31, 2011	December 31, 2010
Total CRNCI January 1, 2012, 2011, & 2010, respectively	$98,073	$98,753	$99,761
Plus: Capital Contributions Attributable to CRNCI	103,807	—	—
Less: Net Loss Attributable to CRNCI	—	(680)	(1,008)
Total CRNCI December 31, 2012, 2011, & 2010, respectively	$201,880	$98,073	$98,753

In December 2012, POS-Minerals made its third cash contribution installment in the amount of $56.0 million dollars as well as a contribution in the amount of $44.7 million representing its 20% share of costs incurred for the development of the Mt. Hope Project during the period from 2008 through October 2012.  In addition, POS-Minerals began making regular capital contributions for its 20% share of ongoing development costs totaling $3.1 million for the period from November through December 2012.

NOTE 9 — INCOME TAXES

At December 31, 2012 and 2011 we had deferred tax assets principally arising from the net operating loss carry-forwards for income tax purposes multiplied by an expected rate of 35%. As management of the Company cannot determine that it is more likely than not that we will realize the benefit of the deferred tax assets, a valuation allowance equal to the net deferred tax asset has been established at December 31, 2012 and 2011. The significant components of the deferred tax asset at December 31, 2012 and 2011 were as follows (in thousands):

	December 31, 2012	December 31, 2011
Operating loss carry forward	$181,936	$143,412
Unamortized exploration expense	10,579	11,546
Fixed asset depreciation	(29)	109
Deductible stock based compensation	2,446	3,835
Other	241	251
Deductible temporary difference	$195,173	$159,153
Taxable temporary difference — Investment in Eureka Moly, LLC	$(84,120)	$(64,979)
Net deductible temporary difference	$111,053	$94,174
Deferred tax asset	$38,869	$32,961
Deferred tax asset valuation allowance	$(38,869)	$(32,961)
Net deferred tax asset	$—	$—

At December 31, 2012 and 2011 we had net operating loss carry-forwards of approximately $181.9 million and $143.4 million, respectively, which expire in the years 2017 through 2032.  The change in the allowance account from December 31, 2011 to December 31, 2012 was $5.9 million and the change between December 31, 2011 and December 31, 2010 was $4.2 million.

As of December 31, 2012 and 2011, the Company had no unrecognized tax benefits.  There was no change in the amount of unrecognized tax benefits as a result of tax positions taken during the year or in prior periods or due to settlements with taxing authorities or lapses of applicable statues of limitations.  The Company is open to federal and state tax audits until the applicable statutes of limitations expire.

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

The Lease Agreement requires a payment of 3% of certain construction capital costs, defined in the Lease Agreement as the Capital Construction Cost Estimate (the “Estimate”).  The Estimate payment is treated as an Advance Royalty payment under the Lease Agreement.  The LLC is obligated to pay a portion of the Estimate each time capital is raised for the Mt. Hope Project based on 3% of the expected capital to be used for those certain construction capital costs defined in the lease.  Through December 31, 2012, we have paid $22.6 million of the total Estimate.  We paid $0.6 million in early 2011 as a result of the exercise of outstanding warrants and another $9.0 million in October 2011.  Based on the Lease Agreement, an additional $9.0 million was paid on October 19, 2012.  Furthermore, a final reconciliation payment on the Estimate will be due following the commencement of commercial production, after as-built costs are definitively determined.  Based on the revised capital estimate discussed in Management’s Discussion & Analysis below, and the current timeline for the commencement of commercial production, the Company estimates that an additional $4.2 million will be due during the second half of 2015, which amount has been accrued as of December 31, 2012.

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

Deposits on project property, plant and equipment

At December 31, 2012, we have active orders with varying stages of fabrication on milling process equipment comprised of two 230kV primary transformers and substation, a primary crusher, a semi-autogenous mill, two ball mills, and various motors for the mills.  We have suspended fabrication on 16 flotation cells, lime slaking equipment, hydrocyclones, and other smaller milling process equipment with the ability to re-initiate fabrication at any time.  The LLC terminated the fabrication of two multi-hearth molybdenum roasters and has received finished goods of the partially completed order.  We plan to re-establish a new purchase order with this manufacturer as financing becomes available and equipment procurement is restarted under then current market terms and conditions.

The following table sets forth the LLC’s cash commitments under mining and milling equipment contracts (collectively, “Purchase Contracts”) at December 31, 2012, (in millions):

Year	As of December 31, 2012
2013	$11.2
2014 and thereafter	14.4
Total (1)	$25.6

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

On June 25, 2012, the LLC issued a firm purchase order for four mine production drills.  A non-refundable down-payment of $0.4 million was made in December 2012.  The contract remains cancellable with no further liability to the LLC up until the time the drills are shipped.

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

Obligations under capital and operating leases

We have contractual obligations under capital and operating leases that will require a total of $0.3 million in payments over the next three years.  Assets under capital lease relate to light vehicles leased by the Company for use in operations.  Operating leases consist primarily of rents on office facilities and office equipment.  Our expected payments are $0.3 million, nil and nil for the years ended December 31, 2013, 2014, and 2015, respectively.  We incurred charges of approximately $0.4 million for the twelve months ended December 31, 2012 in amortization on assets under capital lease.

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

The Trust may be funded by the LLC over several years based on the achievement of certain milestones, which are considered probable, and as such $4.0 million has been accrued in the Company’s December 31, 2012, financial statements and is included in mining properties, land, and water rights.

Permitting Considerations

In the ordinary course of business, mining companies are required to seek governmental permits for expansion of existing operations or for the commencement of new operations. The LLC was required to obtain a ROD from the BLM authorizing implementation of the Mt. Hope Project POO.  This approval was obtained only after successful completion of the process of environmental evaluation, which incorporates substantial public comment.  The LLC was also required to obtain various state and federal permits including water protection, air quality, water rights and reclamation permits.  In addition to requiring permits for the development of the Mt. Hope Project, we will need to obtain and modify various mining and environmental permits during the life of the Mt. Hope Project.  Obtaining, modifying, and renewing the necessary governmental permits is a complex and time-consuming process involving numerous jurisdictions and often involving public hearings and substantial expenditures.  The duration and success of the LLC’s efforts to obtain, modify or renew permits will be contingent upon many variables, some of which are not within the LLC’s control.  Increased costs or delays could occur, depending on the nature of the activity to be permitted and the interpretation of applicable requirements implemented by the permitting authority.  All necessary permits may not be obtained and, if obtained, may not be renewed, or the costs involved in each case may exceed those that we previously estimated.  It is possible that the costs and delays associated with compliance with such standards and regulations could become such that the LLC would not proceed with the development or operation of the Mt. Hope Project.

On February 15, 2013, Great Basin Resource Watch and the Western Shoshone Defense Project filed a Complaint against the BLM in the U.S. District Court, District of Nevada, seeking relief under NEPA and other federal laws challenging the BLM’s issuance of the ROD for the Mt. Hope project.  The Plaintiffs filed a motion for a preliminary injuction on February 20, 2013 and there is no hearing date set for the motion. The Company has not been named as a defendant in the suit but will closely monitor the litigation and at the appropriate time will seek to intervene in the suit.

The Mt. Hope project underwent an exhaustive environmental analysis and review that lasted more than 6 years.  The process to complete the EIS included extensive public and cooperation agency input (including the BLM, the National Park Service, the U.S. Environmental Protection Agency, the Nevada Division of Wildlife and the County of Eureka).  The Company supports the work completed by the BLM and believes that the ROD complies with all federal statutes and rules, is very robust and defensible.

Water Rights Considerations

In addition to working to complete financing, we are working to finalize the transfer of water rights to mining use.  In March 2009 we were granted our water applications in a Ruling by the Nevada State Engineer (“State Engineer”).  However, that

Ruling was appealed, and in April 2010, a Nevada State District Court (“NSDC”) set aside the Ruling on procedural grounds and remanded the matter for another hearing by the State Engineer.

On July 15, 2011, the State Engineer issued a second Ruling granting the Company’s water right applications.  That Ruling was appealed in August 2011 by Eureka County and two other parties comprised of three individual water rights holders in Diamond Valley and one in Kobeh Valley.  The appeals were heard on April 3, 2012 before the NSDC.  On June 13, 2012, the NSDC denied the appeals and affirmed the State Engineer’s Ruling.  Further, the State Engineer issued all water permits on December 14, 2011 and certain amended permits on January 4, 2012, and the water became available for use at the Mt. Hope Project following the State Engineer’s approval of the Company’s Monitoring, Management and Mitigation Plan (“3M Plan”) on June 6, 2012.

On July 10 and 11, 2012, respectively, Eureka County and two other parties comprised of one individual water rights holder in Diamond Valley and one in Kobeh Valley filed Notices of Appeal, appealing to the Nevada Supreme Court the NSDC’s Order denying their appeals of the State Engineer’s 2011 Ruling.  We are confident the Nevada Supreme Court will uphold the NSDC’s Order which denied all appeals of the State Engineer’s Ruling.

On July 5, 2012, the same two individual water rights holders appealing the NSDC’s Order to the Nevada Supreme Court filed an appeal of the State Engineer’s approval of the Company’s 3M Plan to the same NSDC.  Eureka County did not appeal the approved 3M Plan.  We anticipate a favorable NSDC decision upholding the 3M Plan.

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

NOTE 11 — UNAUDITED SUPPLEMENTARY DATA

The following is a summary of selected quarterly financial information (unaudited):

Year Ended December 31, 2012 (in thousands, except per share amounts)	Q1	Q2	Q3	Q4
Loss from operations	$(3,093)	$(2,613)	$(2,063)	$(3,610)
Other (expense)/income	(64)	(64)	(63)	1,650
Consolidated net loss	(3,157)	(2,677)	(2,126)	(1,960)
Basic and diluted net loss per share	$(0.03)	$(0.03)	$(0.02)	$(0.03)

Year Ended December 31, 2011
Loss from operations	$(4,107)	$(5,982)	$(2,319)	$(2,816)
Other income/(expense)	(49)	(58)	(61)	(61)
Consolidated net loss	(4,156)	(6,040)	(2,380)	(2,877)
Basic and diluted net loss per share	$(0.05)	$(0.06)	$(0.03)	$(0.03)

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

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management conducted its evaluation of the effectiveness of the Company’s internal controls over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012.

The effectiveness of the Company’s assessment of internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

ITEM 9B.      OTHER INFORMATION

None.

PART III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding directors and executive officers of registrant is presented under the heading “Directors and Executive Officers” in our definitive proxy statement for use in connection with the 2013 Annual Meeting of Stockholders (“2011 Proxy Statement”) to be filed within 120 days after our fiscal year ended December 31, 2012, and is incorporated herein by this reference thereto.

Information regarding Section 16(a) beneficial ownership reporting compliance report is presented under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2013 Proxy Statement, and is incorporated herein by this reference thereto.  Information regarding our code of ethics is presented under the heading “Code of Business Conduct and Ethics” in our 2013 Proxy Statement, and is incorporated herein by reference thereto.  Information regarding our Audit Committee, Finance Committee and our Nominating Committee is presented under the heading “The Board of Directors, Board Committees and Director Independence” in our 2013 Proxy Statement, and is incorporated herein by reference thereto.

ITEM 11.        EXECUTIVE COMPENSATION

Information regarding executive compensation is presented under the heading “Executive Compensation” in our 2013 Proxy Statement, and is incorporated herein by this reference thereto.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding certain information with respect to our equity compensation plans as of December 31, 2012 is set forth under the heading “Equity Compensation Plan Information” in our 2013 Proxy Statement, and is incorporated herein by this reference thereto.

Information regarding security ownership of certain beneficial owners and management is set forth under the heading “Voting Securities and Principal Holders” in our 2013 Proxy Statement, and is incorporated herein by this reference thereto.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions is presented under the heading “Certain Relationships and Related Transactions” in our 2013 Proxy Statement, and is incorporated herein by this reference thereto.

ITEM 14.       PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding principal accounting fees and services is presented under the headings “Audit Fees”, “Audit-Related Fees”, “Tax Fees”, and “All Other Fees” in our 2013 Proxy Statement, and is incorporated herein by this reference thereto.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

10.4†	Option to Lease, dated November 12, 2004, between the Company and Mount Hope Mines, Inc. (Filed as Exhibit 10.1 to our Annual Report on Form 10-KSB filed on April 6, 2005.)

10.5†	Stock Purchase Agreement, dated December 11, 2006, between the Company and Equatorial Mining Limited (Filed as Exhibit 10.17 to our Annual Report on Form 10-KSB filed on April 3, 2007.)

10.6†	Securities Purchase Agreement, dated as of November 19, 2007, between the Company and ArcelorMittal S.A. (Filed as Exhibit 10.6 to our Annual Report on Form 10-KSB filed on March 21, 2008.)

10.7†	Consent and Waiver Agreement, dated April 16, 2010, by and between the Company and ArcelorMittal S.A. (Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on April 19, 2010.)

10.8†+	Amended and Restated Employment Agreement, dated January 1, 2012, between the Company and Bruce D. Hansen (Filed as Exhibit 10.8 to our Annual Report on Form 10-K filed on March 1, 2012.)

10.9†+	Amended and Restated Employment Agreement, dated January 1, 2012, between the Company and David Chaput (Filed as Exhibit 10.9 to our Annual Report on Form 10-K filed on March 1, 2012.)

10.10†+	Form of Indemnification Agreement (Filed as Exhibit 10.18 to our Current Report on Form 8-K filed on October 5, 2007.)

10.11†+	General Moly, Inc. 2006 Equity Incentive Plan, as Amended and Restated (Filed as Exhibit 10.1 to our Registration Statement on Form S-8 filed on May 21, 2010.)

10.12†+	Form of Stock Option Grant Notice and Agreement under 2006 Equity Incentive Plan of the Company (Filed as Exhibit 10.13 to our Annual Report on Form 10-KSB filed on April 3, 2007.)

10.13†+	Form of Restricted Stock Agreement under 2006 Equity Incentive Plan of the Company (Filed as Exhibit 10.14 to our Annual Report on Form 10-KSB filed on April 3, 2007.)

10.14†+	Form of Non-Employee Option Award Agreement (Filed as Exhibit 99.1 to our Registration Statement on Form S-8 filed on January 12, 2007.)

10.15†+	Form of Employee Stock Option Agreement (Filed as Exhibit 99.2 to our Registration Statement on Form S-8

Exhibit Number	Description
filed on January 12, 2007.)

10.16†+	Form of Stock Appreciation Right Grant Notice and Agreement under the Company’s 2006 Equity Incentive Plan (Filed as Exhibit 10.3 to our Current Report on Form 8-K filed on March 5, 2009.)

10.17†+	Form of Restricted Stock Unit Agreement under 2006 Equity Incentive Plan of the Company (Filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q Filed on October 29, 2010.)

10.18†*	Molybdenum Supply Agreement between General Moly and ArcelorMittal Purchasing SAS, dated as of December 28, 2007 (Filed as Exhibit 10.19 to our Annual Report on Form 10-KSB filed on March 31, 2008.)

10.19†*

Extension Molybdenum Supply Agreement, dated as of April 16, 2010, by and between the Company and ArcelorMittal S.A. (Filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on July 30, 2010.)

10.20†

Contribution Agreement between Nevada Moly, LLC, a wholly-owned subsidiary of the Company (“Nevada Moly”), Eureka Moly, LLC, and POS-Minerals Corporation (Filed as Exhibit 10.20 to our Quarterly Report on Form 10-Q filed on May 7, 2008.)

10.21†	Amended and Restated Limited Liability Company Agreement of Eureka Moly, LLC (Filed as Exhibit 10.20 to our Quarterly Report on Form 10-Q filed on May 7, 2008.)

10.22†

Amendment No. 1 to Limited Liability Company Agreement of Eureka Moly, LLC, dated as of October 28, 2008, between Nevada Moly, LLC and POS-Minerals Corporation (Filed as Exhibit 10.27 to our Annual Report on Form 10-K filed on February 27, 2009.)

10.23†

Amendment No. 2 to Limited Liability Company Agreement of Eureka Moly, LLC, dated as of January 20, 2010, between Nevada Moly, LLC and POS-Minerals Corporation (Filed as Exhibit 10.3 to our Current Report on Form 8-K filed on January 25, 2010.)

10.24†	Third Installment Election, dated as of March 3, 2010, between Nevada Moly, LLC and POS-Minerals Corporation (filed as Exhibit 10.4 to our Current Report on Form 8-K filed on March 5, 2010.)

10.25†

Guarantee and Indemnity Agreement, dated February 26, 2008, by POSCO Canada Ltd., in favor of Nevada Moly, LLC and the Company (Filed as Exhibit 10.20 to our Quarterly Report on Form 10-Q filed on May 7, 2008.)

10.26†*	Molybdenum Supply Agreement between the Company and SeAH Besteel Corporation, dated as of May 14, 2008 (Filed as Exhibit 10.25 to our Quarterly Report on Form 10-Q filed on August 4, 2008.)

10.27†*	Molybdenum Supply Agreement between the Company and Sojitz Corporation, dated as of August 8, 2008 (Filed as Exhibit 10.26 to our Quarterly Report on Form 10-Q filed on November 3, 2008.)

10.28†+	Employment Agreement, dated as of December 27, 2012, between the Company and Robert I. Pennington (Filed herewith.)

10.29†+	Employment Agreement, dated November 6, 2007, between the Company and Lee M. Shumway (Filed as Exhibit 10.49 to our Annual Report on Form 10-K filed on March 5, 2010.)

10.30†+	Change of Control Severance Agreement, dated effective as of January 1, 2012, between the Company and Lee M. Shumway (Filed as Exhibit 10.40 to our Annual Report on Form 10-K filed on March 1, 2012.)

10.31†	Securities Purchase Agreement between the Company and Hanlong (USA) Mining Investment, Inc. dated March 4, 2010 (Filed as Annex B to our Definitive Proxy Statement filed on April 6, 2010.)

10.32†

Amendment No. 1 to Securities Purchase Agreement dated July 30, 2010, between General Moly, Inc. and Hanlong (USA) Mining Investment, Inc. (Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on October 29, 2010.)

10.33†

Amendment No. 2 to Securities Purchase Agreement dated October 26, 2010, between General Moly, Inc. and Hanlong (USA) Mining Investment, Inc. (Filed as Exhibit 10.3 to our Registration Statement on Form S-3 filed on November 23, 2010.)

10.34†

Amendment No. 3 to Securities Purchase Agreement dated December 20, 2010, between General Moly, Inc. and Hanlong (USA) Mining Investment, Inc. (Filed as Exhibit 7(e) to Hanlong (USA) Mining Investment, Inc.’s Schedule 13D filed on December 30, 2010.)

10.35†

Amendment No. 4 to Securities Purchase Agreement dated July 7, 2011, between General Moly, Inc. and Hanlong (USA) Mining Investment, Inc. (Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on

Exhibit Number	Description
July 13, 2011.)

10.36†

Amendment No. 5 and Notice Pursuant to Securities Purchase Agreement dated June 14, 2012, by and between General Moly, Inc. and Hanlong (USA) Mining Investment, Inc. (Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on June 15, 2012.)

10.37†

Option Agreement with respect to Securities Purchase Agreement dated January 9, 2012, between General Moly, Inc. and Hanlong (USA) Mining Investment, Inc. (Filed as Exhibit 10.46 to our Annual Report on Fromm 10-K filed on March 1, 2012.)

10.38†

Stockholder Agreement dated December 20, 2010, between General Moly, Inc. and Hanlong (USA) Mining Investment, Inc. (Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on December 21, 2010.)

10.39†

Amendment No. 1 to Stockholder Agreement dated as of October 26, 2012, by and between General Moly, Inc. and Hanlong (USA) Mining Investment, Inc. (Filed as Exhibit 10.3 to our Current Report on Form 8-K filed on October 31, 2012.)

10.40†	Bridge Loan Agreement dated March 4, 2010 between General Moly, Inc. and Hanlong (USA) Mining Investment, Inc. (Filed as Annex C to our Definitive Proxy Statement filed on April 6, 2010.)

10.41†

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

10.43†

Amendment No. 3 and Notice Pursuant to Bridge Loan Agreement dated June 14, 2012, by and between General Moly, Inc. and Hanlong (USA) Mining Investment, Inc. (Filed as Exhibit 10.3 to our Current Report on Form 8-K filed on October 31, 2012.)

10.44†

Option Agreement with respect to Bridge Loan Agreement dated January 9, 2012, between General Moly, Inc. and Hanlong (USA) Mining Investment, Inc. (Filed as Exhibit 10.51 to our Annual Report on Form 10-K filed on March 1, 2012.)

10.45†	Pledge Agreement between Nevada Moly, LLC and Hanlong (USA) Mining Investment, Inc. dated March 4, 2010 (Filed as Annex D to our Definitive Proxy Statement filed on April 6, 2010.)

10.46†*

Molybdenum Supply Agreement dated March 4, 2010, between General Moly, Inc, Nevada Moly, LLC, China Han Long Mining Development Limited and Hanlong (USA) Mining Investment, Inc. (Filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on May 6, 2010.)

10.47†

Subordinated Loan Agreement dated as of October 26, 2012, by and between General Moly, Inc. and Hanlong (USA) Mining Investment, Inc. (Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on October 31, 2012.)

10.48†	Common Stock Purchase Warrant issued to Hanlong (USA) Mining Investment, Inc. on October 26, 2012. (Filed as Exhibit 10.2 to our Current Report on Form 8-K filed on October 31, 2012.)

10.49†	Common Stock Purchase Warrant dated April 16, 2010, issued to CCM Qualified Master Fund, Ltd. (Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on April 19, 2010.)

10.50†	Common Stock Purchase Warrant dated April 16, 2010, issued to Coghill Capital Management, LLC. (Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on April 19, 2010.)

10.51†

Agreement to Reprice and Exercise Warrants between the Company and CCM Master Qualified Fund, Ltd. Dated December 21, 2010 (Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on January 5, 2011.)

10.52†

Agreement to Reprice and Exercise Warrants between the Company and CCM Special Holdings Fund, LP. Dated December 21, 2010 (Filed as Exhibit 10.2 to our Current Report on Form 8-K filed on January 5, 2011.)

10.53†	Cooperation Agreement dated August 10, 2010, between Eureka Moly, LLC and the Eureka Producers Cooperative (Filed as Exhibit 10.1 to our Current Report on Form 8-K/A filed on August 26, 2010.)

10.54†	Employment Offer Letter dated August 17, 2010, between General Moly, Inc. and Robert Scott Roswell (Filed as Exhibit 10.60 to our Annual Report on Form 10-K filed on March 2, 2011.)

10.55†+	Change of Control Severance Agreement dated January 1, 2012, between General Moly, Inc. and Robert Scott Roswell (Filed as Exhibit 10.60 to our Annual Report on Form 10-K filed on March 1, 2012.)

10.56†+	Separation and Release Agreement dated March 24, 2011, between General Moly, Inc. and Gregory McClain

Exhibit Number	Description
(Filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on May 2, 2011.)

10.57†+	General Release in Full of All Claims dated March 24, 2011, between General Moly, Inc. and Gregory McClain (Filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on May 2, 2011.)

10.58†+	Form of Restricted Stock Unit Agreement for the Company’s 2006 Equity Incentive Plan (performance-based vesting) (Filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on May 2, 2011.)

10.59†+	Form of Restricted Stock Unit Agreement for the Company’s 2006 Equity Incentive Plan (tome-based vesting) (Filed as Exhibit 10.7 to our Quarterly Report on Form 10-Q filed on May 2, 2011.)

10.60†+	Form of Stock Appreciation Rights Grant Notice for the Company’s 2006 Equity Incentive Plan (Filed as Exhibit 10.8 to our Quarterly Report on Form 10-Q filed on May 2, 2011.)

14.1†	Code of Conduct and Ethics of Idaho General Mines, Inc. adopted June 30, 2006 (Filed as Exhibit 14.1 to our Current Report on Form 8-K filed on July 7, 2006.)

21.1	Subsidiaries of General Moly, Inc. (Filed herewith)

23.1	Consent of PricewaterhouseCoopers LLP (Filed herewith)

31.1	Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a) (Filed herewith)

31.2	Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a) (Filed herewith)

32.1	Certification of CEO pursuant to Section 1350 (Furnished herewith)

32.2	Certification of CFO pursuant to Section 1350 (Furnished herewith)

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

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Lakewood, Colorado on March 8, 2013.

GENERAL MOLY, INC.

By:	/s/ Bruce D. Hansen
Name:	Bruce D. Hansen
Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Exchange Act, this report has been signed below on March 8, 2013 by the following persons, on behalf of the Registrant, and in the capacities indicated.

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