Form 10-Q
period 2013-03-31
General Moly, Inc
filed 2013-05-03
CIK 1275229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The number of shares outstanding of issuer’s common stock as of April 30, 2013, was 91,545,084.

PART I - FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

GENERAL MOLY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	March 31, 2013 (Unaudited)	December 31, 2012
ASSETS:
CURRENT ASSETS
Cash and cash equivalents	$56,882	$68,331
Deposits, prepaid expenses and other current assets	1,170	136
Total Current Assets	58,052	68,467
Mining properties, land and water rights — Note 4	190,165	170,967
Deposits on project property, plant and equipment	70,967	69,691
Restricted cash held at EMLLC	36,000	36,000
Restricted cash held for electricity transmission	12,015	12,013
Restricted cash held for reclamation bonds	6,991	6,991
Non-mining property and equipment, net	746	605
Capitalized debt issuance costs	18,087	17,794
Other assets	2,994	2,994
TOTAL ASSETS	$396,017	$385,522
LIABILITIES, CONTINGENTLY REDEEMABLE NONCONTROLLING INTERESTAND EQUITY:
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$16,326	$10,133
Accrued advance royalties	500	500
Accrued payments to Agricultural Sustainability Trust and Hanlong	4,000	4,000
Current portion of long term debt	11,014	10,906
Total Current Liabilities	31,840	25,539
Provision for post closure reclamation and remediation costs	1,751	627
Deferred gain	1,000	1,100
Accrued advance royalties	5,200	4,700
Accrued payments to Agricultural Sustainability Trust	2,000	2,000
Long term debt, net of current portion	741	661
Other accrued liabilities	875	875
Total Liabilities	43,407	35,502

COMMITMENTS AND CONTINGENCIES — Note 11
CONTINGENTLY REDEEMABLE NONCONTROLLING INTEREST	206,336	201,880

EQUITY
Common stock, $0.001 par value; 200,000,000 shares authorized, 91,545,084 and 91,333,092 shares issued and outstanding, respectively	92	91
Additional paid-in capital	272,035	270,902
Accumulated deficit before exploration stage	(213)	(213)
Accumulated deficit during exploration and development stage	(125,640)	(122,640)
Total Equity	146,274	148,140
TOTAL LIABILITIES, CONTINGENTLY REDEEMABLE NONCONTROLLING INTEREST AND EQUITY	$396,017	$385,522

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOLY, INC.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited — In thousands, except per share amounts)

			January 1, 2002
	Three Months Ended		(Inception of
	March 31, 2013	March 31, 2012	Exploration Stage) to March 31, 2013

REVENUES	$—	$—	$—
OPERATING EXPENSES:
Exploration and evaluation	117	168	40,596
Write downs of development and deposits	—	—	8,819
General and administrative expense	2,522	2,925	82,897
TOTAL OPERATING EXPENSES	2,639	3,093	132,312
LOSS FROM OPERATIONS	(2,639)	(3,093)	(132,312)
OTHER INCOME / (EXPENSE)
Interest and dividend income	—	—	4,068
Interest expense	(461)	(64)	(1,423)
Realized gain from sale of mining properties	100	—	2,100
TOTAL OTHER INCOME / (EXPENSE), NET	(361)	(64)	4,745
LOSS BEFORE INCOME TAXES	(3,000)	(3,157)	(127,567)
Income Taxes	—	—	—
CONSOLIDATED NET LOSS	$(3,000)	$(3,157)	$(127,567)
Less: Net loss attributable to contingently redeemable noncontrolling interest	—	—	1,927
NET LOSS ATTRIBUTABLE TO GENERAL MOLY, INC.	$(3,000)	$(3,157)	$(125,640)
Basic and diluted net loss attributable to General Moly per share of common stock	$(0.03)	$(0.03)
Weighted average number of shares outstanding — basic and diluted	91,529	91,175

COMPREHENSIVE LOSS	$(3,000)	$(3,157)	$(125,640)

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOLY, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited — In thousands)

			January 1, 2002 (Inception of
	Three Months Ended		Exploration Stage) to
	March 31, 2013	March 31, 2012	March 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(3,000)	$(3,157)	$(127,567)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	97	107	2,051
Interest expense	461	64	1,423
Equity compensation for employees and directors	848	810	19,074
(Increase) in deposits, prepaid expenses and other	(1,034)	(4)	(1,078)
(Decrease) increase in accounts payable and accrued liabilities	(1,846)	18	(12,718)
Increase (decrease) in post closure reclamation and remediation costs	1,124	(4)	1,542
Services and expenses paid with common stock	—	—	1,990
Repricing of warrants	—	—	965
Write downs of development and deposits	—	—	8,819
Recognition of income related to option to purchase agreement	(100)	—	(2,100)
(Increase) in restricted cash held for electricity transmission	(2)	—	(12,015)
Net cash used by operating activities	(3,452)	(2,166)	(119,614)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase and development of mining properties, land and water rights	(11,374)	(3,330)	(152,958)
Deposits on property, plant and equipment	(1,067)	(630)	(71,132)
Proceeds from option to purchase agreement	—	—	3,100
Purchase of securities	—	—	(137)
(Increase) in Restricted Cash — Eureka Moly	—	—	(36,000)
(Increase) in restricted cash held for reclamation bonds	—	—	(6,500)
Cash provided by sale of marketable securities	—	—	246
Net cash used by investing activities	(12,441)	(3,960)	(263,381)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock, net of issuance costs	49	558	228,351
Net increase (decrease) in leased assets	130	(38)	120
Decrease (increase) in capitalized debt issuance costs	(191)	—	(3,909)
Proceeds from debt	—	—	10,000
Cash proceeds from POS-Minerals Corporation	4,456	—	208,263
Cash paid to POS-Minerals Corporation for purchase price adjustment	—	—	(2,994)
Net cash provided by financing activities	4,444	520	439,831
Net (decrease) increase in cash and cash equivalents	(11,449)	(5,606)	56,836
Cash and cash equivalents, beginning of period	68,331	40,709	46
Cash and cash equivalents, end of period	$56,882	$35,103	$56,882
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Equity compensation capitalized as development	$237	$181	$7,334
Installment purchase of land	—	—	730
Accrued portion of equipment purchases and long lead deposits	7,534	—	8,593
Accrued portion of capitalized debt issuance costs	505	2,066	2,571
Restricted cash held for reclamation bond acquired in an acquisition	—	—	491
Post closure reclamation and remediation costs and accounts payable assumed in an acquisition	—	—	263
Common stock and warrants issued for property and equipment	—	—	1,586
Accrued portion of advance royalties	500	—	5,700
Accrued portion of payments to Agricultural Sustainability Trust & Hanlong	—	—	6,000

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

We were in the exploration stage from January 1, 2002 until October 4, 2007, when our Board of Directors (“Board”) approved the development of the Mt. Hope molybdenum property (“Mt. Hope Project”) in Eureka County, Nevada.  The Company is now in the development stage and is currently proceeding with the development of the Mt. Hope Project, subject to availability of the Company’s portion of full financing for the construction of the Mt. Hope Project as discussed in Notes 1 and 2 below.  We are also conducting exploration and evaluation activities on our Liberty molybdenum property (“Liberty Property”) in Nye County, Nevada.

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

Pursuant to the terms of the LLC Agreement, POS-Minerals made its first and second capital contributions to the LLC totaling $100.0 million during the year ended December 31, 2008 (“Initial Contributions”).  Additional amounts of $100.7 million were received from POS-Minerals upon the receipt of major operating permits for the Mt. Hope Project.

In addition, as commercial production at the Mt. Hope Project was not achieved by December 31, 2011, the LLC will be required to return to POS-Minerals $36.0 million of its capital contributions to the LLC, with no corresponding reduction in POS-Minerals’ ownership percentage.  This return of contributions payment will be due 20 days after the commencement of commercial production, as defined in the LLC Agreement.  Based on our current plan, we anticipate commercial production will be achieved during the second half of 2015.  Nevada Moly is obligated under the terms of the LLC Agreement to make capital contributions to the LLC to fund the return of contributions to POS-Minerals upon achievement of commercial production (i.e. when the contingency is resolved).  If Nevada Moly does not fund their additional capital contribution in order for the LLC to return to POS-Minerals $36 million of its total capital contribution, POS-Minerals has an election to either make a secured loan to the LLC to fund the return of contributions, or receive an additional interest in the LLC of approximately 5%.  In the latter case, our (Nevada Moly’s) interest in the LLC is subject to dilution by a percentage equal to the ratio of 1.5 times the amount of the unpaid contributions over the aggregate amount of deemed capital contributions (as determined under the LLC Agreement) of both parties to the LLC (“Dilution Formula”).  At March 31, 2013, the aggregate amount of deemed capital contributions of both parties was $1,041.1 million.

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

Beginning in November 2012, the Company and POS-Minerals began making monthly pro rata capital contributions to the LLC to fund costs incurred as required by the LLC agreement.  To date, all required monthly contributions have been made by both parties.  The interest of a party in the LLC that does not make its monthly pro rata capital contributions to fund costs incurred after the ROD Contribution Date is subject to dilution based on the Dilution Formula.

NOTE 2 — LIQUIDITY AND CAPITAL REQUIREMENTS AND RESTRUCTURING

Our consolidated cash balance at March 31, 2013, was $56.9 million compared to $68.3 million at December 31, 2012.  The cash needs for the development of the Mt. Hope Project require that we and/or the LLC finalize the financing described below in addition to the capital contributions to be received from POS-Minerals.

The anticipated sources of financing described below, combined with funds anticipated to be received from POS-Minerals in order to retain its 20% share, provide substantially all of our currently planned funding required for constructing and placing the Mt. Hope Project into commercial production.  Funding requirements for working capital and potential capital overrun needs will require additional resources.  There can be no assurance that the Company will be successful in finalizing the various financing instruments provided for in the agreements with Hanlong (as described below) or in raising additional financing in the future on terms acceptable to the Company or at all.

Agreements with Hanlong (USA) Mining Investment Inc.

We have signed a series of agreements (the “Hanlong Transaction”) with Hanlong (USA) Mining Investment, Inc. (“Hanlong”), an affiliate of Sichuan Hanlong Group, a large privately held Chinese company.  The agreements described below form the basis of a $745 million transaction that is intended to provide the Company with adequate capital to contribute its 80% share of costs to develop the Mt. Hope Project.  The agreements include:  (a) a Securities Purchase Agreement that provides for the sale to Hanlong of shares of our common stock in two tranches that will aggregate 25% of our outstanding stock on a fully diluted basis for $80 million ($40 million per tranche), conditioned upon us receiving permits for the Mt. Hope Project and Hanlong’s use of commercially reasonable efforts to procure a $665 million loan from a Prime Chinese Bank (“Term Loan”) for our use in constructing the Mt. Hope Project; (b) a Stockholder Agreement that provides Hanlong representation on our Board of Directors (“Board”) and the LLC management committee, governs how Hanlong will vote its shares of the Company and limits Hanlong’s ability to purchase or dispose of our securities; (c)  a Bridge Loan whereby Hanlong provided $10 million to the Company to preserve liquidity until permits were received and the Term Loan is available; (d) a Subordinated Debt Agreement whereby Hanlong will provide up to $125.0 million to assist the Company in financing capital cost increases; and (e) a long-term molybdenum supply off-take agreement (discussed further in Item 3 below) which requires Hanlong to purchase the Company’s entire share of the Mt. Hope Project’s molybdenum production above that necessary for the Company to meet its existing supply commitments until the expiration of those commitments.

On March 20, 2013, the Company was notified that China Development Bank (“CDB”) had provided instructions to its legal counsel to suspend work on the Term Loan.  This suspension relates to reports that Mr. Liu Han, Chairman of Hanlong has been detained by Chinese authorities.  The Company is working with Hanlong to secure another Chinese strategic partner to help advance the full financing of the Mt. Hope Project.  As Hanlong and the Company advance discussions with other potential financing partners, the various agreements outlined below may be modified or replaced.  There is no assurance that a suitable partner will be identified nor does the Company have an estimated timeframe for finalizing agreements with any potential new partner.

The Securities Purchase Agreement (“Purchase Agreement”)

Stock Purchase.  The Purchase Agreement provides, subject to its terms and conditions, for the purchase by Hanlong of $80.0 million of our common stock, or approximately 27.5 million shares, which will equal 25% of our outstanding common stock on a fully-diluted basis.

The Purchase Agreement has been amended five times including:  (1) July 30, 2010 amendment extending the deadline for obtaining Chinese government approvals by two months to October 13, 2010, as well as extending the Company’s deadline for publishing its Draft Environmental Impact Statement (“DEIS”) and receiving its ROD (“ROD Condition”) to February 28, 2011, and November 30, 2011, respectively.  Hanlong received the Chinese government approvals for its equity investment in us and our DEIS was published within the extended time frames; (2) an October 26, 2010 amendment setting the closing of Hanlong’s purchase of the first $40.0 million tranche of equity for December 20, 2010 and eliminating the condition that required us to have our DEIS published prior to closing this funding; (3) a December 20, 2010 amendment that made certain non-substantive changes in connection with the closing of the first tranche of Hanlong’s equity investment (“Tranche 1”); (4) a July 7, 2011 amendment that eliminated the deadline for publication of the DEIS, extended the ROD deadline from November 30, 2011 to the earlier of nine months following DEIS publication or September 30, 2012, extended Hanlong’s commitment to make available the Term Loan from two months following ROD to nine months following the ROD, provided the ability for the Company to extend the ROD Condition date to the earlier of 12 months following DEIS publication and December 30, 2012 (“ROD Condition Extension”); and (5) a June 14, 2012 amendment that provided notice to Hanlong that the Company did not expect the BLM to issue the ROD before September 2, 2012 but did expect the ROD to be issued prior to December 2, 2012 and further provided notice that the Company wished to utilize the ROD Condition Extension, thereby amending the date by which the ROD must be issued to December 2, 2012, in exchange for agreement to pay the ROD Extension Fee, discussed below.  The ROD became effective on November 16, 2012; thereby fulfilling the Company’s requirements under the Purchase Agreement.

The Purchase Agreement may be terminated by either party (providing the terminating party is not in default) if the closing of the second tranche (“Tranche 2”) has not occurred on or before the earlier of December 31, 2012 or November 16, 2013, 12 months after the issuance of the ROD.  Under the terms of the Purchase Agreement, the Company may not solicit or negotiate with entities other than Hanlong regarding alternative financing proposals until May 16, 2013 (“no-shop” provision).  The Company is working with Hanlong to secure another Chinese strategic partner to help advance the full financing of the Term Loan.

As discussed above, Tranche 2 has a purchase price of an additional $40.0 million provided Hanlong is able to facilitate closing of the Term Loan prior to November 16, 2013.  Remaining conditions significant to the closing of Tranche 2 require the completion of documentation and satisfaction of conditions precedent for the availability of funding under the Term Loan, described below.

Provided the conditions precedent for Tranche 2 have been met, Hanlong has the right to purchase a portion of any additional shares of common stock that we may issue during the term of the Purchase Agreement so that it can maintain its percentage ownership, unless its ownership is at the time below 5% at the earlier of the closing of Tranche 2 or closing of the Term Loan.  It may also acquire additional shares so that it maintains a 20% indirect interest in the Mt. Hope Project if our interest in the LLC is reduced below 80%.  If we issue shares to fund the Mt. Hope Project under certain circumstances, and on or before the date of commercial production, and Hanlong exercises its rights to maintain its percentage interest, we will be obligated to refund to Hanlong the cost of such shares over a three-year period up to an aggregate of $9.0 million.

Break Fees.  A break fee is payable by both the Company and Hanlong if the Purchase Agreement terminates because of the failure of certain conditions.  A break fee of $10.0 million is payable to the Company if the Purchase Agreement is terminated because Hanlong fails to obtain necessary Chinese government approvals or fails to arrange the Term Loan on or before November 16, 2013, which may be offset against any balances owed by the Company under the Bridge Loan.  $0.7 million in interest related to the Bridge Loan has been accrued as of March 31, 2013 and is not eligible for offset against the break fee.  A break fee of $5.0 million is payable to Hanlong if the Purchase Agreement is terminated or the Company has violated the “no-shop” provisions of the Purchase Agreement.  On January 9, 2012, the Company and Hanlong executed an Option Agreement concerning the payment date for the ROD Extension Fee under the Purchase Agreement for no consideration.  The option was exercised on June 14, 2012, thereby amending the Purchase Agreement to extend payment of the $2.0 million ROD Extension Fee from December 2012 to April 30, 2013.  As the achievement of ROD by the September 2, 2012 deadline did not occur, a $2.0 million ROD Extension Fee was paid on April 25, 2013, and is included in capitalized debt issuance costs.  The payment of this fee will be credited against the arrangement fee described below.  In addition, the break fee was increased by $2.0 million at the time the option was exercised.  Therefore, the maximum amount of potential break fees payable by the Company is $7.0 million.  The break fee payable by the Company to Hanlong may be paid in cash, or, in certain circumstances, in shares of our common stock at our option.  If paid in shares, the price would be the volume weighted average of our common stock on the NYSE MKT for the five days ending six days after the announcement of the termination.

Stockholder Agreement

In connection with Hanlong’s purchase of our shares, Hanlong signed a Stockholder Agreement with the Company that limits Hanlong’s future acquisitions of our common stock, provides for designation of up to two directors to our Board and representation on the LLC management committee, and places some restrictions on Hanlong’s voting and disposition of our shares.

After the Tranche 1 closing, Hanlong became entitled to nominate one director to serve on our Board and one representative to the LLC management committee.  Nelson Chen currently serves in both of these capacities.  If the Tranche 2 conditions are met and upon closing and receipt of Hanlong’s $40 million payment to the Company, Hanlong would have the right to nominate a second director.  The Company would include and recommend the election of Hanlong’s nominees in the Board’s slate of nominees submitted to our stockholders, subject to the Board’s fiduciary obligations concerning nomination of directors and compliance by the nominee with applicable law and Company requirements concerning disclosure of information.  The Hanlong nominees may also serve on committees for which they are eligible.

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

Bridge Loan

Hanlong agreed to provide a $20.0 million Bridge Loan to the Company, available in two equal $10.0 million tranches.  On April 28, 2010, we drew down the first $10.0 million tranche.  The first tranche of the Bridge Loan bears interest at a rate tied to the London Interbank Offered Rate (“LIBOR”) plus 2% per annum.  The Company may offset its right to receive the break fee against its obligations to repay borrowings under the Bridge Loan.  On January 9, 2012, the Company and Hanlong executed a second Option Agreement concerning the Bridge Loan Agreement.  On June 14, 2012, the Company exercised the option, thereby amending the Bridge Loan Agreement for no consideration to extend the maturity date of the Bridge Loan from December 31, 2012 until April 30, 2013.  On April 3, 2013, the Company and Hanlong executed an additional amendment to the Bridge Loan extending the maturity date to November 16, 2013.  In addition, availability of the second tranche of the Bridge Loan was terminated on March 31, 2013.

The outstanding balance of the Bridge Loan and related accrued interest are recorded as a current liability as of March 31, 2013 as the latest available maturity date of the Bridge Loan is November 16, 2013.  The Bridge Loan and our obligation to pay a break fee to Hanlong under the Purchase Agreement are secured by a pledge by us of a 10% interest in the LLC.

Chinese Bank Term Loan

Hanlong is obligated to use commercially reasonable efforts to procure a Term Loan in an amount of at least $665.0 million no later than 12 months following the issuance of the ROD, November 16, 2013.  As noted above, failure by Hanlong to procure the Term Loan will result in payment of the break fee referenced above to the Company.  The Term Loan was expected to bear interest at LIBOR plus a spread of between 2% and 4% per annum.  The Purchase Agreement provides that the Term Loan would have customary covenants and conditions; however, the terms of the Term Loan have not yet been negotiated with the lender and we have no assurance as to the final terms of the Term Loan nor any assurances that the Term Loan will be closed.  On February 16, 2012, the Company announced CDB had confirmed the basic terms underlying a proposed $665.0 million term loan to finance the Company’s 80% share of development costs for the Mt. Hope Project, including a CDB intention to lend $399.0 million and arrange a consortium of Chinese and international banks to fund the balance of $266.0 million.  The Term Loan is anticipated to carry a maturity of 12 years including a 30-month grace period to allow for the construction of the Mt. Hope Project.  The interest rate will remain subject to market conditions and Chinese government policy.  Hanlong or an affiliate is obligated to guarantee the Term Loan.  When funds can be drawn by the Company under the Term Loan, the Company will pay a $15.0 million arrangement fee, less any applicable offsets, including the ROD Extension Fee of $2.0 million, to Hanlong who will pay fees and expenses associated with the Term Loan before the Term Loan closing, including those charged by the Chinese bank.  On March 20, 2013, the Company was notified that CDB had provided instructions to its legal counsel to suspend work on the Term Loan.  This suspension relates to reports that Mr. Liu Han, Chairman of Hanlong has been detained by Chinese authorities.  The Company is working with Hanlong to secure another Chinese strategic partner to help advance the full financing of the Mt. Hope Project.  However, there can be no assurance that another partner will be secured on the same terms and conditions or at all.

Hanlong Subordinated Debt Facility

On October 26, 2012, the Company and Hanlong signed a Subordinated Debt Agreement (“Sub Debt Facility”) under which Hanlong agreed to provide up to $125.0 million to assist the Company in financing capital cost increases.  Under the Sub Debt Facility, Hanlong would lend in two tranches.  Tranche A in the amount of $75.0 million would be available to the Company during the Mt. Hope Project’s construction period after full advance of the Term Loan.  Tranche B, in the amount of $50.0 million, would be available during the six-month period following the commencement of commercial production.  Tranche A of the Sub Debt Facility can be reduced to the extent equipment is leased for the Mt. Hope Project by the LLC.  In exchange for arranging the Sub Debt Facility, the Company will pay a fee to Hanlong of $6.3 million, payable at the earlier of the first draw under the Term Loan, upon receiving funds associated with the exercise of Hanlong’s warrants, described below, or other financing of at least $8.0 million, or October 26, 2014, if the Sub Debt Facility is in effect.  Simultaneously with the execution of the Sub Debt Facility, the Company issued a warrant to Hanlong with a 2.5 year maturity to purchase ten million shares of the Company’s common stock.  The warrant is priced at a 15% premium to the 10 day volume weighted average price on the issuance date, which results in a price of $4.23 per share, and became exercisable on April 26, 2013.  A value of $12.4 million has been placed on the warrant using a Black-Scholes model.  This amount has been recorded as loan commitment fees as of December 31, 2012 and will be expensed ratably over the life of the loan.  Following the close of the Tranche 2 purchase of stock under the Purchase Agreement and an exercise of the issued warrant, Hanlong would own approximately 31% of our fully-diluted shares.  The Sub Debt Facility becomes available to the Company only after full advance of the Term Loan.  CDB has instructed their counsel to suspend work on the Term Loan, and as such, no assurance can be provided that alternative financing can be achieved on similar terms and conditions, or at all.

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

Equipment and Supply Procurement

The LLC began a slow procurement and engineering restart in early 2012 designed to conserve cash while maintaining project schedule in order to maximize financial flexibility until its major permits were acquired.  The LLC continues to take a cautious approach with preliminary construction activities until the Company receives full financing.

Through March 31, 2013, the LLC has made deposits and/or final payments of $71.0 million on equipment orders, has spent approximately $152.2 million for the development of the Mt. Hope Project and has paid $12.0 million into an escrow arrangement for electricity transmission services.

In late 2012 and early 2013, the LLC made additional commitments for wellfield materials and equipment, and placed purchase orders for long-lead milling process equipment including the commitments for the engineering portion of flotation cells and the roaster.  Based on such commitments, as of the end of March 2013 we expect to make additional payments of approximately $10.1 million in 2013 and $14.5 million in 2014.

In 2012, the LLC issued a firm purchase order for 18 haul trucks.  The order provides for delivery of those haul trucks required to perform initial mine development which will begin several months prior to commercial production.  Non-refundable down-payments of $1.2 million were made in 2012, and pricing is subject to escalation if the trucks are not delivered before the end of 2013. The contract is cancellable with no further liability to the LLC up until approximately six months prior to the time of truck shipment.

Also in 2012, the LLC issued a firm purchase order for four mine production drills with a non-refundable down-payment of $0.4 million, and pricing is subject to escalation if the drills are not delivered before the end of 2013.  The contract remains cancellable with no further liability to the LLC until approximately 5 months prior to the time the drills are shipped.

At June 30, 2012, the LLC’s contract to purchase two electric shovels expired.  We signed a new letter of intent with the vendor providing for the opportunity to purchase the electric shovels at prices consistent with the expired contract, less a special discount in the amount of $3.4 million to provide credit to the LLC for amounts paid as deposits under the expired contract.  The agreement provides that equipment pricing will remain subject to inflation indexes and guarantees production slots to ensure that the equipment is available when required by the LLC.  The letter of intent is in place until October 25, 2013.

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The interim consolidated financial statement (“interim statements”) of the Company are unaudited.  In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim statements have been included.  All such adjustments are, in the opinion of management, of a normal recurring nature.  The results reported in these interim statements are not necessarily indicative of the results that may be presented for the entire year.  These interim statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission (“SEC”) on March 8, 2013.

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

Cash and Cash Equivalents and Restricted Cash

We consider all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company’s cash equivalent instruments are classified within Level 1 of the fair value hierarchy established by FASB guidance for Fair Value Measurements because they are valued based on quoted market prices in active markets.  These cash instruments included $30.0 million in U.S. Treasury securities at March 31, 2013.

We consider all restricted cash to be long-term.  In December 2012, the Company established a reserve account at the direction of the EMLLC management committee in the amount of $36.0 million which will remain until availability of the Company’s portion of financing for the Mt. Hope Project is confirmed.  These funds are not available for general purposes until the management committee authorizes a release.

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

Basic and Diluted Net Loss Per Share

Net loss per share was computed by dividing the net loss attributable to General Moly, Inc. by the weighted average number of shares outstanding during the period.  The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  Outstanding warrants to purchase 11,000,000 and 1,000,000 shares of common stock, options to purchase 930,000 and 1,578,324 shares of common stock, unvested stock awards totaling 1,147,344 and 711,005 shares were outstanding at March 31, 2013 and 2012, respectively.  1,637,985 and 1,277,002 shares under Stock Appreciation Rights outstanding at March 31, 2013 and 2012, respectively, were not included in the computation of diluted loss per share for the three months there ended because to do so would have been anti-dilutive.  Therefore, basic loss per share is the same as diluted loss per share.

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

The Company has capitalized royalty payments made to Mount Hope Mines Inc. (“MHMI”) (discussed in Note 11 below) during the development stage.  The amounts will be applied to production royalties owed upon the commencement of production.

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

At March 31, 2013 and 2012, accumulated depreciation and amortization was $1.8 and $1.5 million, respectively, of which $1.5 and $1.2 million, respectively, was capitalized.

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

Reclamation and Remediation

Expenditures for ongoing compliance with environmental regulations that relate to current operations are expensed or capitalized as appropriate.  Future obligations to retire an asset, including site closure, dismantling, remediation and ongoing treatment and monitoring, are recorded as a liability at fair value at the time of construction or development.  The fair value determination is based on estimated future cash flows, the current credit-adjusted risk-free discount rate and an estimated inflation factor.  The value of asset retirement obligations is evaluated on an annual basis or as new information becomes available on the expected amounts and timing of cash flows required to discharge the liability.  The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount will be depreciated or amortized over the estimated life of the asset upon the commencement of commercial production.  An accretion cost, representing the increase over time in the present value of the liability, will also be recorded each period as accretion expense upon the commencement of commercial production.  As reclamation work is performed or liabilities are otherwise settled, the recorded amount of the liability is reduced.

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

Further information regarding stock-based compensation can be found in Note 8 — “Equity Incentives.”

Debt

The Company has determined that the Bridge Loan is a Level 3 financial instrument because it includes unobservable inputs to its fair value analysis. We have utilized the discounted cash flow income approach to calculate the fair value of the Bridge Loan liability as of March 31, 2013. Inputs to this valuation are as follows:

Interest Rate	LIBOR plus 4.25%
Discount Rate	8%
Term to Maturity	7.5 months
Principal Amount	$10.0 million

The Interest Rate was determined based on recent equipment financing terms quoted to the Company. The Discount Rate is consistent with that used in the Company’s long term operational plans. The Term to Maturity is the expected remaining duration of the Bridge Loan as of March 31, 2013. Based on the inputs above, the fair value of the Bridge Loan at March 31, 2013 was $10.5 million compared to a recorded value of $10.7 million, including accrued interest.

The fair value calculation would change based on changes to unobservable inputs such as the implicit interest rate. An increase of 1% in the implicit interest rate would increase the fair value of the Bridge Loan by $0.4 million.

There have been no changes in the method used to calculate the fair value of the Bridge Loan during the period.

Debt Issuance and Loan Commitment Costs

The Company has capitalized certain costs such as technical due diligence, related legal fees, and advances against the arrangement fee in the amount of $6.4 million incurred in direct pursuit of the Term Loan based on our belief that it is probable that the Company will receive the Term Loan.  A portion of these costs were incurred on behalf of Hanlong and will be offset against the $15.0 million arrangement fee to be paid by the Company to Hanlong upon the closing of the Term Loan.  These costs will be amortized over the life of the Term Loan using the effective interest method once the Term Loan has been made available.

In addition, the $12.4 million value placed on the warrant issued to Hanlong in connection with the Sub Debt Facility is considered a loan commitment fee.  These costs will be amortized over the life of the Sub Debt Facility using the straight line method from the date the loan agreement was effective.

NOTE 4 — MINING PROPERTIES, LAND AND WATER RIGHTS

We currently have interests in two mining properties that are the primary focus of our operations.  The Mt. Hope Project is currently in the development stage and the Liberty Property is in the exploration and evaluation stage.  We also have certain other, non-core, mining properties that are being evaluated for future exploration or sale.

	At March 31, 2013	At December 31, 2012
Mt. Hope Project:
Development costs	$139,626	$120,829
Mineral, land and water rights	11,728	11,728
Advance Royalties	28,300	27,800
Total Mt. Hope Project	179,654	160,357
Total Liberty Property	9,622	9,721
Other Properties	889	889
Total	$190,165	$170,967

On June 26, 2009, the Company and Josephine Mining Corp. (“JMC”), a privately-owned Canadian company whose president is a related party to a member of the Company’s Board, entered into an Option to Purchase Agreement for the Company’s non-core Turner Gold property, a multi-metallic property located in Josephine County, Oregon, which the Company had acquired in 2004.  JMC paid $0.1 million upon entering into the agreement, an additional $0.3 million in January 2011, an additional $0.3 million in December 2011, and an additional $0.5 million during the second half of 2012. Of the $1.2 million paid to date, $1.0 million will be applied to the purchase price and has been recorded as a deferred gain pending completion of the purchase.  The remaining $0.2 million paid to date represents non-refundable fees paid in exchange for extending the due date of future installment payments.  In the second half of 2012, the Company and JMC entered into amendments extending the date by which the final payment of $1.0 million is due to May 31, 2013, in exchange for fees of $150,000, which are not applicable to the purchase price.  The periodic payments allow JMC certain exploratory rights.  Ownership of the Turner Gold property will transfer to JMC upon the final payment. The Company will also retain a production royalty of 1.5% of all net smelter returns on future production from the property, should JMC acquire the property.  The book value of the Company’s investment in the Turner Gold property is approximately $0.8 million.

On September 30, 2011, the Company and Russell Mining & Minerals, Inc. (“RMMI”), a privately-owned company whose president is a related party to one of the Company’s Board members, entered into an Option to Purchase Agreement for the Company’s non-core Detroit Copper property, a multi-metallic property located in Marion County, Oregon.  RMMI paid $0.1 million upon entering into the agreement.  The agreement required an additional $0.3 million installment payment on March 31, 2013.  RMMI did not make the second installment payment, and as such, the Option to Purchase Agreement has been terminated and the property will remain with the Company.  The $0.1 million payment was non-refundable and has been recorded as other income in the Company’s financial statements as of March 31, 2013.

Development costs and Deposits on project property, plant and equipment

Development costs of $139.6 million include hydrology and drilling costs, expenditures to further the permitting process, capitalized salaries, project engineering costs, and other expenditures required to fully develop the Mt. Hope Project.  Deposits on project property, plant and equipment of $71.0 million represent ongoing progress payments on equipment orders for the custom-built grinding and milling equipment, related electric mill drives, and other processing equipment that require the longest lead times.

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

Writedowns of Development Costs and Deposits

In 2011, the Company wrote off approximately $3.4 million in deposits, representing 50% of the deposit payments made to an equipment vendor, related to a contract for the purchase of electric shovels because of the passage of a June 30, 2011 deadline for a firm purchase order, at which time the LLC’s contract to purchase two electric shovels expired.  We signed a new letter of intent with the vendor providing for the opportunity to purchase the electric shovels at prices consistent with the expired contract, less a special discount in the amount of $3.4 million to provide credit to the LLC for amounts paid as deposits under the expired contract.  The agreement provides that equipment pricing will remain subject to inflation indexes and guarantees production slots to ensure that the equipment is available when required by the LLC.  The letter of intent is in place until October 25, 2013.

NOTE 5 — ASSET RETIREMENT OBLIGATIONS

Asset retirement obligations arise from the acquisition, development, construction and normal operation of mining property, plant and equipment due to government controls and regulations that protect the environment on the closure and reclamation of mining properties.  The exact nature of environmental issues and costs, if any, which the Company or the LLC may encounter in the future are subject to change, primarily because of the changing character of environmental requirements that may be enacted by governmental authorities.

In January 2013, the LLC commenced preliminary construction activities at the Mt. Hope Project resulting in a significant amount of disturbance at the property.  This has resulted in a large increase to the reclamation liabilities recorded in the LLC’s financial statements.  The following table shows asset retirement obligations for future mine closure and reclamation costs in connection with the Mt. Hope Project:

At March 31, 2013 (in thousands)
At January 1, 2013	—
Additions	$1,124
Accretion	—
At March 31, 2013	1,124

The Company and the LLC are required by US federal and state laws to provide financial assurance sufficient to allow a third party to implement approved closure and reclamation plans if the LLC is unable to do so.  The laws govern the determination of the scope, cost of the closure, reclamation obligation and the amount and forms of financial assurance.  As of March 31, 2013, the LLC has provided the appropriate regulatory authorities with $73.1 million in reclamation financial guarantees through the posting of bonds for mine closure operations.  As of March 31, 2013, we had $6.6 million in cash deposits associated with these bonds.

The estimated future reclamation costs for the Mt. Hope Project have been discounted using a rate of 8%.  The total inflated and undiscounted estimated reclamation costs for the Mt. Hope Project were $10.6 million at March 31, 2013.

The Company’s Liberty property is currently in the exploration stage.  The Company has not discounted the liability incurred at the Liberty property as the total liability is approximately $0.1 million.

NOTE 6 — COMMON STOCK UNITS, COMMON STOCK AND COMMON STOCK WARRANTS

During the three months ended March 31, 2013, we issued 415,827 shares of common stock pursuant to stock awards under the 2006 Equity Incentive Plan.

During the three months ended March 31, 2013, options representing 20,000 shares were exercised for cash in the amount of $0.1 million, options representing 250,000 shares were exercised in a cashless exchange resulting in the issuance of 46,165 shares and 145,827 shares of common stock were issued pursuant to stock awards.

Of the warrants outstanding at March 31, 2013, 1,000,000 are exercisable at $5.00 per share once General Moly has received financing necessary for the commencement of commercial production at the Mt. Hope Project and will expire one year thereafter.  The remaining 10,000,000 warrants are held by Hanlong and are exercisable at $4.23 per share and are exercisable at any time during the period from April 26, 2013 to April 26, 2015.

Pursuant to our Certificate of Incorporation, we are authorized to issue 200,000,000 shares of $0.001 par value common stock.  All shares have equal voting rights, are non-assessable and have one vote per share.  Voting rights are not cumulative and therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

NOTE 7 — PREFERRED STOCK

Pursuant to our Certificate of Incorporation we are authorized to issue 10,000,000 shares of $0.001 per share par value preferred stock.  The authorized but unissued shares of preferred stock may be issued in designated series from time to time by one or more resolutions adopted by the Board.  The Board has the authority to determine the preferences, limitations and relative rights of each series of preferred stock.  At March 31, 2013, no shares of preferred stock were issued or outstanding.

NOTE 8 — EQUITY INCENTIVES

In 2006, the Board and shareholders of the Company approved the 2006 Equity Incentive Plan (“2006 Plan”) that replaced the 2003 Equity Incentive Plan (“2003 Plan”).  In May 2010, our shareholders approved an amendment to the 2006 Plan increasing the number of shares that may be issued under the plan by 4,500,000 shares to 9,600,000 shares.  The 2006 Plan authorizes the Board, or a committee of the Board, to issue or transfer up to an aggregate of 9,600,000 shares of common stock, of which 2,851,751 remain available for issuance as of March 31, 2013.  Awards under the 2006 Plan may include incentive stock options, non-statutory stock options, restricted stock units, restricted stock awards, and stock appreciation rights (“SARs”).  At the option of the Board, SARs may be settled with cash, shares, or a combination of cash and shares.  The Company settles the exercise of other stock-based compensation with newly issued common shares.

Stock-based compensation cost is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes option pricing model and is recognized as compensation ratably on a straight-line basis over the requisite vesting/service period.  As of March 31, 2013, there was $4.3 million of total unrecognized compensation cost related to share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.7 years.

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

For the Three Months Ended March 31:	2013
Expected Life *	3.5 to 6.0 years
Interest Rate+	0.36% to 2.58%
Volatility **+	73.43% to 94.60%
Dividend Yields	—
Weighted Average Fair Value of Stock Appreciation Rights Granted During the Year	$—

*	The expected life is the number of years that the Company estimates, based upon history, that options or SARs will be outstanding prior to exercise or forfeiture.
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

At March 31, 2013, the aggregate intrinsic value of outstanding and exercisable (fully vested) options and SARs was $0.5 million and had a weighted-average remaining contractual term of 1.8 years.  The total intrinsic value of options exercised during the three months ended March 31, 2013 was nil.  No SARs were exercised during the three months ended March 31, 2013.

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

The compensation expense recognized by the Company for Stock Awards is based on the closing market price of the Company’s common stock on the date of grant.  For the three months ended March 31, 2013, the weighted-average grant date fair value for Stock Awards was $3.97.  The total fair value of stock awards vested during 2013 is $0.6 million.

Summary of Equity Incentive Awards

The following table summarizes activity under the Plans during the three months ended March 31, 2013:

	Stock Options		SARs		Stock Awards
	Weighted Average Exercise Price	Number of Shares Under Option	Weighted Average Strike Price	Number of Shares Under Option	Weighted Average Grant Price	Number of Shares
Balance at January 1, 2013	$6.22	1,266,658	$3.29	1,639,631	$4.22	1,136,223
Awards Granted	—	—	—	—	3.97	161,326
Awards Exercised or Earned	2.75	(270,000)	—	—	4.09	(149,442)
Awards Forfeited	—	—	3.51	(1,330)	4.37	(763)
Awards Expired	3.76	(66,658)	3.28	(316)	—	—
Balance at March 31, 2013	$7.18	930,000	3.29	1,637,985	4.20	1,147,344

Exercisable at March 31, 2013	$7.33	780,000	1.83	507,474

A summary of the status of the non-vested awards as of March 31, 2013 and changes during the three months ended March 31, 2013 is presented below.

	Stock Options		SARs		Stock Awards
	Weighted Average Fair Value	Number of Shares Under Option	Weighted Average Fair Value	Number of Shares Under Option	Weighted Average Fair Value	Number of Shares
Balance at January 1, 2013	$6.40	150,000	$3.95	1,131,841	$4.22	1,136,223
Awards Granted	—	—	—	—	3.97	161,326
Awards Vested or Earned	—	—	—	—	4.09	(149,442)
Awards Forfeited	—	—	3.51	(1,330)	4.37	(763)
Balance at March 31, 2013	$6.40	150,000	3.95	1,130,511	4.20	1,147,344

Compensation Cost Recognized and Capitalized Related to Equity Incentives

Summary of Compensation Cost Recognized and Capitalized related to Equity Incentives for the Year Ended December 31 (in thousands):	March 31, 2013	December 31, 2012
Stock Options	$—	$1
SARs
Performance based	140	419
Vesting over time	42	257
Stock Awards:
Performance based	96	309
Vesting over time	226	539
Board of Directors and Secretary	581	528
Total	$1,085	$2,053
Included in:
Capitalized as Development	237	639
Expensed	848	1,414
	$1,085	$2,053

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

NOTE 9 — CHANGES IN CONTINGENTLY REDEEMABLE NONCONTROLLING INTEREST AND EQUITY

	Activity for Three Months Ended
Changes in Contingently Redeemable Noncontrolling Interest (Dollars in thousands)	March 31, 2013	March 31, 2012
Total Contingently Redeemable Noncontrolling Interest January 1, 2013, & 2012, respectively	$201,880	$98,073
Plus: Capital Contributions Attributable to CRNCI	4,456	—
Total Contingently Redeemable Noncontrolling Interest March 31, 2013, and 2012, respectively	$206,336	$98,073

	Activity for Three Months Ended
Changes in Equity	March 31, 2013	March 31, 2012
Common stock:
At beginning of period	91	91
Stock Awards	1	1
At end of period	92	92

Additional paid-in capital:
At beginning of period	270,902	255,894
Exercised options	48	557
Exercised warrants	—	—
Stock based compensation	1,085	991
At end of period	272,035	257,442
Accumulated deficit:
At beginning of period	(122,853)	(112,933)
Consolidated net loss	(3,000)	(3,157)
At end of period	(125,853)	(116,090)

Total Equity March 31, 2013, and 2012, respectively	$146,274	$141,444

NOTE 10 — INCOME TAXES

At March 31, 2013 and December 31, 2012 we had deferred tax assets principally arising from the net operating loss carry-forwards for income tax purposes multiplied by an expected rate of 35%. As management of the Company cannot determine that it is more likely than not that we will realize the benefit of the deferred tax assets, a valuation allowance equal to the net deferred tax asset has been established at March 31, 2013 and December 31, 2012. The significant components of the deferred tax asset at March 31, 2013 and December 31, 2012 were as follows (in thousands):

	March 31, 2013	December 31, 2012
Operating loss carry forward	$197,810	$181,936
Unamortized exploration expense	10,283	10,579
Fixed asset depreciation	29	(29)
Deductible stock based compensation	2,476	2,446
Other	231	241
Deductible temporary difference	$210,829	$195,173
Taxable temporary difference — Investment in Eureka Moly, LLC	$(96,758)	$(84,120)
Net deductible temporary difference	$114,071	$111,053
Deferred tax asset	$39,925	$38,869
Deferred tax asset valuation allowance	$(39,925)	$(38,869)
Net deferred tax asset	$—	$—

At March 31, 2013 and December 31, 2012 we had net operating loss carry-forwards of approximately $197.8 million and $181.9 million, respectively, which expire in the years 2017 through 2033.  The change in the allowance account from December 31, 2012 to March 31, 2013 was $1.1 million.

As of March 31, 2013 and December 31, 2012, the Company had no unrecognized tax benefits.  There was no change in the amount of unrecognized tax benefits as a result of tax positions taken during the year or in prior periods or due to settlements with taxing authorities or lapses of applicable statues of limitations.  The Company is open to federal and state tax audits until the applicable statutes of limitations expire.

NOTE 11 — COMMITMENTS AND CONTINGENCIES

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

The Lease Agreement requires a payment of 3% of certain construction capital costs, defined in the Lease Agreement as the Capital Construction Cost Estimate (the “Estimate”).  The Estimate payment is treated as an Advance Royalty payment under the Lease Agreement.  The LLC is obligated to pay a portion of the Estimate each time capital is raised for the Mt. Hope Project based on 3% of the expected capital to be used for those certain construction capital costs defined in the lease.  Through March 31, 2013, we have paid $22.6 million of the total Estimate.  A final reconciliation payment on the Estimate will be due following the commencement of commercial production, after as-built costs are definitively determined.  Based on the revised capital estimate discussed in Management’s Discussion & Analysis below, and the current timeline for the commencement of commercial production, the Company estimates that an additional $4.2 million will be due in 2016, which amount has been accrued as of March 31, 2013.  The capital estimates may be subject to escalation in the event the Company experiences delays in achieving full financing for the Mt. Hope Project.

The LLC is also obligated to make a minimum annual advance royalty payment (“Annual Advance Royalty”) of $0.5 million each October 19 following the payment in October of 2012, for any year wherein commercial production has not been achieved or the Production Royalty (as hereinafter defined) is less than $0.5 million.  As commercial production is not anticipated to commence until the second half of 2015, the Company has accrued $1.5 million in Annual Advance Royalty payments which will be due in three $0.5 million installments in October 2013, 2014, and 2015.  The Estimate and the Annual Advance Royalty are collectively referred to as the “Advance Royalties.”  All Advance Royalties are credited against the MHMI Production Royalties once the mine has achieved commercial production.  After the mine begins production, the LLC estimates that the Production Royalties will be in excess of the Annual Advance Royalties for the life of the project and, further, the Estimate will be credited against MHMI Production Royalties at the rate of 50% of Production Royalties on an annual basis until fully consumed.

Deposits on project property, plant and equipment

At March 31, 2013, we have active orders with varying stages of fabrication on milling process equipment comprised of two 230kV primary transformers and substation, a primary crusher, a semi-autogenous mill, two ball mills, and various motors for the mills.  In late 2012 and early 2013, the LLC made additional commitments for wellfield materials and equipment, and placed purchase orders for long-lead milling process equipment including the commitments for the engineering portion of flotation cells and the roaster.

The following table sets forth the LLC’s cash commitments under mining and milling equipment contracts (collectively, “Purchase Contracts”) at March 31, 2013 (in millions):

Year	As of March 31, 2013
2013	$10.1
2014 and thereafter	14.5
Total (1)	$24.6

(1)                                 In 2012, the LLC issued a firm purchase order for 18 haul trucks.  The order provides for delivery of those haul trucks required to perform initial mine development which will begin several months prior to commercial production.  Non-refundable down-payments of $1.2 million were made in 2012, and pricing is subject to escalation if the trucks are not delivered before the end of 2013. The contract is cancellable with no further liability to the LLC up until approximately six months prior to the time of truck shipment.

Also in 2012, the LLC issued a firm purchase order for four mine production drills with a non-refundable down-payment of $0.4 million, and pricing is subject to escalation if the drills are not delivered before the end of 2013.  The contract remains cancellable with no further liability to the LLC until approximately 5 months prior to the time the drills are shipped.

At June 30, 2012, the LLC’s contract to purchase two electric shovels expired.  We signed a new letter of intent with the vendor providing for the opportunity to purchase the electric shovels at prices consistent with the expired contract, less a special discount in the amount of $3.4 million to provide credit to the LLC for amounts paid as deposits under the expired contract.  The agreement provides that equipment pricing will remain subject to inflation indexes and guarantees production slots to ensure that the equipment is available when required by the LLC.  The letter of intent is in place until October 25, 2013.

Obligations under capital and operating leases

We have contractual obligations under capital and operating leases that will require a total of $0.2 million in payments over the next three years.  Assets under capital lease relate to light vehicles leased by the Company for use in operations.  Operating leases consist primarily of rents on office facilities and office equipment.  Our expected payments are $0.2 million, nil and nil for the years ended December 31, 2013, 2014, and 2015, respectively.  We incurred charges of approximately $0.1 million for the three months ended March 31, 2013 in amortization on assets under capital lease.

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

The Trust may be funded by the LLC over several years based on the achievement of certain milestones, which are considered probable, and as such $4.0 million has been accrued in the Company’s March 31, 2013, financial statements and is included in mining properties, land, and water rights.

Permitting Considerations

In the ordinary course of business, mining companies are required to seek governmental permits for expansion of existing operations or for the commencement of new operations. The LLC was required to obtain a ROD from the BLM authorizing implementation of the Mt. Hope Project Plan of Operations.  This approval was obtained only after successful completion of the process of environmental evaluation, which incorporates substantial public comment.  The LLC was also required to obtain various state and federal permits including water protection, air quality, water rights and reclamation permits.  In addition to requiring permits for the development of the Mt. Hope Project, we will need to obtain, maintain and modify various mining and environmental permits during the life of the Mt. Hope Project.  Maintaining, modifying, and renewing the necessary governmental permits is a complex and time-consuming process involving numerous jurisdictions and often involving public hearings and substantial expenditures.  The duration and success of the LLC’s efforts to maintain or renew permits will be contingent upon many variables, some of which are not within the LLC’s control.  Increased costs or delays could occur, depending on the nature of the activity to be permitted and the interpretation of applicable requirements implemented by the permitting authority.  All necessary permits may not be obtained and, if obtained, may not be renewed, or the costs involved in each case may exceed those that we previously estimated.  In addition, it is possible that compliance with such standards and regulations may result in additional costs and delays.

On February 15, 2013, Great Basin Resource Watch and the Western Shoshone Defense Project (“Plaintiffs”) filed a Complaint against the United States Department of Interior and BLM in the U.S. District Court, District of Nevada, seeking relief under the National Environmental Protection Act (“NEPA”) and other federal laws challenging the BLM’s issuance of the ROD for the Mt. Hope Project, and on February 20, 2013 filed a Motion for a Preliminary Injunction.  The LLC filed its unopposed Motion to Intervene on March 12, 2013 and its opposition to the Motion for a Preliminary Injunction and response brief on March 29, 2013.  Plaintiffs’ reply brief was filed April 12, 2013.  Presently there is no hearing date set for the motion.

The Mt. Hope Project underwent an exhaustive environmental analysis and review that lasted more than 6 years.  The process to complete the final Environmental Impact Statement (“EIS”) included extensive public and cooperation agency input (including the BLM, the National Park Service, the U.S. Environmental Protection Agency, the Nevada Division of Wildlife and the County of Eureka).  The Company supports the work completed by the BLM and believes that the ROD complies with all federal statutes and rules, is very robust and defensible.

Water Rights Considerations

The Nevada State Engineer (“State Engineer”) issued all water permits for the Mt. Hope Project on December 14, 2011 and certain amended permits on January 4, 2012, and the water became available for use following the State Engineer’s approval of the Company’s Monitoring, Management and Mitigation Plan (“3M Plan”) on June 6, 2012.  Two individual water rights holders appealed the State Engineer’s approval of the Company’s 3M Plan to the Nevada State District Court (“District Court”).  Following oral argument on April 15, 2013, the District Court denied the Petition for Judicial Review of the 3M Plan.  The District Court’s written Order is pending.

In August, 2011, Eureka County and two other parties comprised of three individual water rights holders in Diamond Valley and one in Kobeh Valley appealed to the District Court the State Engineer’s July 15, 2011 Ruling that granted the Company’s water rights applications.  On June 13, 2012, the District Court denied the appeals and affirmed the State Engineer’s Ruling.  On July 10 and 11, 2012, respectively, Eureka County and another party comprised of one individual water rights holder in Diamond Valley and one in Kobeh Valley filed Notices of Appeal with to the Nevada Supreme Court, appealing the District Court’s Order denying their appeals of the State Engineer’s 2011 Ruling.  We are confident the Nevada Supreme Court will uphold the District Court’s Order which denied all appeals of the State Engineer’s 2011 Ruling.  No hearing date has been set as of the date of this filing.

Notwithstanding, subject to the ongoing Nevada Supreme Court appeal, the Company’s water permits have been granted and the water remains available to the Company, as described above, for use at the Mt. Hope Project.

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

ITEM 2.                                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References made in this Quarterly Report on Form 10-Q to “we,” “our,” “us,” or the “Company,” refer to General Moly, Inc.

The following discussion and analysis of our financial condition and results of operations constitutes management’s review of the factors that affected our financial and operating performance for three months ended March 31, 2013, and 2012.  This discussion should be read in conjunction with the consolidated financial statements and notes thereto contained elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2012, which was filed on March 8, 2013.

We routinely post important information about us on our Company website.  Our website address is www.generalmoly.com.

Overview

We are a development stage company and began the development of the Mt. Hope Project on October 4, 2007.  We have commenced initial construction activities and are working to obtain full financing of the Company’s portion of costs related to the development of the Mt. Hope Project, as described below.  During the year ended December 31, 2008 we also completed work on a pre-feasibility study of our Liberty Project, which we updated during 2011.

The worldwide molybdenum price fluctuated between $5.33 per pound in 2003 to over $40.00 per pound in 2005 and traded in the mid-$30s per pound prior to October 2008, when prices fell from approximately $33.50 per pound to $7.70 per pound in April 2009 as a result of the global economic collapse.  Subsequent to April 2009, prices slowly rose, finishing 2009 at $12.00 per pound and further increasing to finish 2010 at $16.40 per pound.  During 2013, prices have continued to trade in a relatively narrow range finishing the quarter at $10.75 per pound, according to Ryan’s Notes, and were trading at $11.15 per pound as of late April 2013.

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

Pursuant to the terms of the LLC Agreement, POS-Minerals made its first and second capital contributions to the LLC totaling $100.0 million during the year ended December 31, 2008 (“Initial Contributions”).  Additional amounts of $100.7 million were received from POS-Minerals upon the receipt of major operating permits for the Mt. Hope Project.

In addition, as commercial production at the Mt. Hope Project was not achieved by December 31, 2011, the LLC will be required to return to POS-Minerals $36.0 million of its capital contributions to the LLC, with no corresponding reduction in POS-Minerals’ ownership percentage.  This return of contributions payment will be due 20 days after the commencement of commercial production, as defined in the LLC Agreement.  Based on our current plan, we anticipate commercial production will be achieved during the second half of 2015.  Nevada Moly is obligated under the terms of the LLC Agreement to make capital contributions to the LLC to fund the return of contributions to POS-Minerals upon achievement of commercial production (i.e. when the contingency is resolved).  If Nevada Moly does not fund their additional capital contribution in order for the LLC to return to POS-Minerals $36 million of its total capital contribution, POS-Minerals has an election to either make a secured loan to the LLC to fund the return of contributions, or receive an additional interest in the LLC of approximately 5%.  In the latter case, our (Nevada Moly’s) interest in the LLC is subject to dilution by a percentage equal to the ratio of 1.5 times the amount of the unpaid contributions over the aggregate amount of deemed capital contributions (as determined under the LLC Agreement) of both parties to the LLC (“Dilution Formula”).  At March 31, 2013, the aggregate amount of deemed capital contributions of both parties was $1,041.1 million.

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

On February 15, 2013, Great Basin Resource Watch and the Western Shoshone Defense Project (“Plaintiffs”) filed a Complaint against the United States Department of Interior and BLM in the U.S. District Court, District of Nevada, seeking relief under the National Environmental Policy Act (“NEPA”) and other federal laws challenging the BLM’s issuance of the ROD for the Mt. Hope Project, and on February 20, 2013 filed a Motion for Preliminary Injunction.  The LLC filed its unopposed Motion to Intervene on March 12, 2013 and its opposition to the Motion for a Preliminary Injunction and response brief on March 29, 2013.  Plaintiffs’ reply brief was filed April 12, 2013.  Presently, there is no hearing date set for the motion.

The Mt. Hope Project underwent exhaustive environmental analysis and review that lasted more than 6 years.  The process to complete the final Environmental Impact Statement (“EIS”) included extensive public and cooperating agency input (including the BLM, the National Park Service, the U.S. Environmental Protection Agency, the Nevada Division of Wildlife and the County of Eureka).  The Company supports the work completed by the BLM and believes that the ROD complies with all federal statutes and rules, is very robust and defensible.

The State of Nevada Division of Environmental Protection (“NDEP”) issued a Reclamation Permit for the Mt. Hope Project on November 19, 2012, which authorizes surface disturbance and construction of facilities.  The Reclamation Permit also approves the reclamation cost estimate of approximately $73 million and established bonding requirements based on this estimate.  On

December 18, 2012, BLM accepted the LLC’s reclamation surety bonding for the Mt. Hope Project.  The surety bond program has been funded with an initial cash payment of $5.6 million and requires additional cash funding of $11.6 million through the construction process for a total of $17.2 million which is in alignment with the net cash bonding cost included in the August 2012 capital estimate. This total covers the surface disturbance and facilities anticipated to be created and constructed in the first three years following construction of the Project, and is subject to ongoing evaluation thereafter. With the surety program in place and the initial contribution funded, the BLM has authorized that surface disturbance in conformity with the ROD may proceed.

On May 29, 2012, NDEP issued a Class II Air Quality Operating Permit for the Mt. Hope Project.  This permit establishes operating restrictions and monitoring requirements associated with specific air emission points.

On November 26, 2012, NDEP issued a Water Pollution Control Permit (“WPC”) for the Mt. Hope Project.  The permit also approves the operational and closure plans for the Mt. Hope Project, and establishes monitoring requirements.

The LLC initiated cultural clearance activities at the Mt. Hope Project in early December 2012 upon receipt of an Archaeological Resource Protection Act Permit issued by the State Archeologist at the Nevada State Office of the BLM.  Cultural clearance is an important component of the LLC’s commitment to environmental protection and will be completed before major earthworks are done in any of the construction areas. The LLC has cleared priority areas for initial construction and is continuing mitigation throughout the disturbance footprint. Use of this phased approach will allow the LLC to maintain uninterrupted construction progress.

On January 2, 2013, the Public Utilities Commission of Nevada (“PUCN”) granted the LLC’s permit to construct a 230 kV power line that interconnects with Nevada Energy’s transmission system at the existing Machacek Substation located near the town of Eureka, NV and extend it approximately 25 miles to the planned Mt. Hope Substation.  In addition, the BLM approved the LLC’s surety bonds for reclamation of disturbance associated with construction of the 230 kV power transmission line.  The PUCN permit and approved bond allow the LLC to build the transmission infrastructure in a timely manner and provide the necessary capacity to power construction activities and Mt. Hope Project operations. Construction of the transmission line will also include upgrades to the existing substation near Eureka that will improve the reliability of electrical power to the community.  At full production the Mt. Hope Project will have a total electrical demand load of approximately 75 megawatts. Transmission capacity was secured in 2008 and the LLC is currently negotiating for generating capacity, which will be available once the power line is constructed and energized.

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

The LLC initiated preliminary construction activities in early January 2013 including early well field development and clearing and grubbing of terrain. The initial focus will be on clearing the open pit mine site, mill site, tailings dam and administrative office areas as well as clearing the water pipeline corridors in preparation for developing the well field and water distribution system to support heavy construction activities.

Water Rights Update

The Nevada State Engineer (“State Engineer”) issued all water permits for the Mt. Hope Project on December 14, 2011 and certain amended permits on January 4, 2012, and the water became available for use following the State Engineer’s approval of the Company’s Monitoring, Management and Mitigation Plan (“3M Plan”) on June 6, 2012.  Two individual water rights holders appealed the State Engineer’s approval of the Company’s 3M Plan to the Nevada State District Court (“District Court”).  Following oral argument on April 15, 2013, the District Court denied the Petition for Judicial Review of the 3M Plan.  The District Court’s written Order is pending.

In August, 2011, Eureka County and two other parties comprised of three individual water rights holders in Diamond Valley and one in Kobeh Valley appealed to the District Court the State Engineer’s July 15, 2011 Ruling that granted the Company’s water rights applications.  On June 13, 2012, the District Court denied the appeals and affirmed the State Engineer’s Ruling.  On July 10 and 11, 2012, respectively, Eureka County and another party comprised of one individual water rights holder in Diamond Valley and one in Kobeh Valley filed Notices of Appeal with the Nevada Supreme Court, appealing the District Court’s Order denying their appeals of the State Engineer’s 2011 Ruling.  We are confident the Nevada Supreme Court will uphold the District Court’s Order which denied all appeals of the State Engineer’s 2011 Ruling.  No hearing date has been set as of the date of this filing.

Notwithstanding, subject to the ongoing Nevada Supreme Court appeal, the Company’s water permits have been granted and the water remains available to the Company, as described above, for use at the Mt. Hope Project.

Capital Estimates

The development of the Mt. Hope Project has a Project Capital Estimate of $1,269 million, which includes development costs of approximately $1,202 million and $67 million in cash financial assurance requirements, advance royalty payments, and power pre-payment estimates.  The Project Capital Estimate is based on 2012 pricing and is subject to escalation associated primarily with equipment, construction labor, and commodities.  These amounts do not include financing costs or amounts necessary to fund operating working capital and potential capital overruns.  From October 2007 through the three months ended March 31, 2013, we have spent approximately $235.2 million on the Mt. Hope Project.  These estimates may be subject to escalation in the event the Company experiences delays in achieving its portion of financing for the Mt. Hope Project.

Equipment and Supply Procurement

Through March 31, 2013, the LLC has made deposits and / or final payments of $71.0 million on equipment orders, has spent approximately $152.2 million for the development of the Mt. Hope Project and has paid $12.0 million into an escrow arrangement for electricity transmission services.

In late 2012 and early 2013, the LLC made additional commitments for wellfield materials and equipment, and placed purchase orders for long-lead milling process equipment including the commitments for the engineering portion of flotation cells and the roaster.  Based on such commitments, as of the end of March 2013 we expect to make additional payments of approximately $10.1 million in 2013 and $14.5 million in 2014.

In 2012, the LLC issued a firm purchase order for 18 haul trucks.  The order provides for delivery of those haul trucks required to perform initial mine development which will begin several months prior to commercial production.  Non-refundable down-payments of $1.2 million were made in 2012, and pricing is subject to escalation if the trucks are not delivered before the end of 2013. The contract is cancellable with no further liability to the LLC up until approximately six months prior to the time of truck shipment.

Also in 2012, the LLC issued a firm purchase order for four mine production drills with a non-refundable down-payment of $0.4 million, and pricing is subject to escalation if the drills are not delivered before the end of 2013.  The contract remains cancellable with no further liability to the LLC until approximately 5 months prior to the time the drills are shipped.

At June 30, 2012, the LLC’s contract to purchase two electric shovels expired.  We signed a new letter of intent with the vendor providing for the opportunity to purchase the electric shovels at prices consistent with the expired contract, less a special discount in the amount of $3.4 million to provide credit to the LLC for amounts paid as deposits under the expired contract.  The agreement provides that equipment pricing will remain subject to inflation indexes and guarantees production slots to ensure that the equipment is available when required by the LLC.  The letter of intent is in place until October 25, 2013.

Agreements with Hanlong (USA) Mining Investment Inc.

We have signed a series of agreements (the “Hanlong Transaction”) with Hanlong (USA) Mining Investment, Inc. (“Hanlong”), an affiliate of Sichuan Hanlong Group, a large privately held Chinese company.  The agreements described below form the basis of a $745 million transaction that is intended to provide the Company with adequate capital to contribute its 80% share of costs to develop the Mt. Hope Project.  The agreements include:  (a) a Securities Purchase Agreement that provides for the sale to Hanlong of shares of our common stock in two tranches that will aggregate 25% of our outstanding stock on a fully diluted basis for $80 million ($40 million per tranche), conditioned upon us receiving permits for the Mt. Hope Project and Hanlong’s use of commercially reasonable efforts to procure a $665 million loan from a Prime Chinese Bank (“Term Loan”) for our use in constructing the Mt. Hope Project; (b) a Stockholder Agreement that provides Hanlong representation on our Board of Directors (“Board”) and the LLC management committee, governs how Hanlong will vote its shares of the Company and limits Hanlong’s ability to purchase or dispose of our securities; (c)  a Bridge Loan whereby Hanlong provided $10 million to the Company to preserve liquidity until permits were received and the Term Loan is available; (d) a Subordinated Debt Agreement whereby Hanlong will provide up to $125.0 million to assist the Company in financing capital cost increases; and (e) a long-term molybdenum supply off-take agreement (discussed further in Item 3 below) which requires Hanlong to purchase the Company’s entire share of the Mt. Hope Project’s molybdenum production above that necessary for the Company to meet its existing supply commitments until the expiration of those commitments.  On March 20, 2013, the Company was notified that China Development Bank (“CDB”) had provided instructions to its legal counsel to suspend work on the Term Loan.  This suspension relates to reports that Mr. Liu Han, Chairman of Hanlong has been detained by Chinese authorities.  The Company is working with Hanlong to secure another Chinese strategic partner to help advance the full financing of the Mt. Hope Project.  As Hanlong and the Company advance discussions with other potential financing partners, the various agreements outlined below may be modified or replaced.  There is no assurance that a suitable partner will be identified nor does the Company have an estimated timeframe for finalizing agreements with a potential new partner.

The Securities Purchase Agreement (“Purchase Agreement”)

Stock Purchase.  The Purchase Agreement provides, subject to its terms and conditions, for the purchase by Hanlong of $80.0 million of our common stock, or approximately 27.5 million shares, which will equal 25% of our outstanding common stock on a fully-diluted basis.

The Purchase Agreement has been amended five times including:  (1) July 30, 2010 amendment extending the deadline for obtaining Chinese government approvals by two months to October 13, 2010, as well as extending the Company’s deadline for publishing its Draft Environmental Impact Statement (“DEIS”) and receiving its ROD (“ROD Condition”) to February 28, 2011, and November 30, 2011, respectively.  Hanlong received the Chinese government approvals for its equity investment in us and our DEIS was published within the extended time frames; (2) an October 26, 2010 amendment setting the closing of Hanlong’s purchase of the first $40.0 million tranche of equity for December 20, 2010 and eliminating the condition that required us to have our DEIS published prior to closing this funding; (3) a December 20, 2010 amendment that made certain non-substantive changes in connection with the closing of the first tranche of Hanlong’s equity investment (“Tranche 1”); (4) a July 7, 2011 amendment that eliminated the deadline for publication of the DEIS, extended the ROD deadline from November 30, 2011 to the earlier of nine months following DEIS publication or September 30, 2012, extended Hanlong’s commitment to make available the Term Loan from two months following ROD to nine months following the ROD, provided the ability for the Company to extend the ROD Condition date to the earlier of 12 months following DEIS publication and December 30, 2012 (“ROD Condition Extension”); and (5) a June 14, 2012 amendment that provided notice to Hanlong that the Company did not expect the BLM to issue the ROD before September 2, 2012 but did expect the ROD to be issued prior to December 2, 2012 and further provided notice that the Company wished to utilize the ROD Condition Extension, thereby amending the date by which the ROD must be issued to December 2, 2012, in exchange for agreement to pay the ROD Extension Fee, discussed below.  The ROD became effective on November 16, 2012; thereby fulfilling the Company’s requirements under the Purchase Agreement.

The Purchase Agreement may be terminated by either party (providing the terminating party is not in default) if the closing of the second tranche (“Tranche 2”) has not occurred on or before the earlier of December 31, 2012 or November 16, 2013, 12 months after the issuance of the ROD.  Under the terms of the Purchase Agreement, the Company may not solicit or negotiate with entities other than Hanlong regarding alternative financing proposals until May 16, 2013 (“no-shop” provision).  The Company is working with Hanlong to secure another Chinese strategic partner to help advance the full financing of the Term Loan.

As discussed above, Tranche 2 has a purchase price of an additional $40.0 million provided Hanlong is able to facilitate closing of the Term Loan prior to November 16, 2013.  Remaining conditions significant to the closing of Tranche 2 require the completion of documentation and satisfaction of conditions precedent for the availability of funding under the Term Loan, described below.

Provided the conditions precedent for Tranche 2 have been met, Hanlong has the right to purchase a portion of any additional shares of common stock that we may issue during the term of the Purchase Agreement so that it can maintain its percentage ownership, unless its ownership is at the time below 5% at the earlier of the closing of Tranche 2 or closing of the Term Loan.  It may also acquire additional shares so that it maintains a 20% indirect interest in the Mt. Hope Project if our interest in the LLC is reduced below 80%.  If we issue shares to fund the Mt. Hope Project under certain circumstances, and on or before the date of commercial production, and Hanlong exercises its rights to maintain its percentage interest, we will be obligated to refund to Hanlong the cost of such shares over a three-year period up to an aggregate of $9.0 million.

Break Fees.  A break fee is payable by both the Company and Hanlong if the Purchase Agreement terminates because of the failure of certain conditions.  A break fee of $10.0 million is payable to the Company if the Purchase Agreement is terminated because Hanlong fails to obtain necessary Chinese government approvals or fails to arrange the Term Loan on or before November 16, 2013, which may be offset against any balances owed by the Company under the Bridge Loan.  $0.7 million in interest related to the Bridge Loan has been accrued as of March 31, 2013 and is not eligible for offset against the break fee.  A break fee of $5.0 million is payable to Hanlong if the Purchase Agreement is terminated or the Company has violated the “no-shop” provisions of the Purchase Agreement.  On January 9, 2012, the Company and Hanlong executed an Option Agreement concerning the payment date for the ROD Extension Fee under the Purchase Agreement for no consideration.  The option was exercised on June 14, 2012, thereby amending the Purchase Agreement to extend payment of the $2.0 million ROD Extension Fee from December 2012 to April 30, 2013.  As the achievement of ROD by the September 2, 2012 deadline did not occur, a $2.0 million ROD Extension Fee was paid on April 25, 2013, and is included in capitalized debt issuance costs.  The payment of this fee will be credited against the arrangement fee described below.  In addition, the break fee was increased by $2.0 million at the time the option was exercised.  Therefore, the maximum amount of potential break fees payable by the Company is $7.0 million.  The break fee payable by the Company to Hanlong may be paid in cash, or, in certain circumstances, in shares of our common stock at our option.  If paid in shares, the price would be the volume weighted average of our common stock on the NYSE MKT for the five days ending six days after the announcement of the termination.

Stockholder Agreement

In connection with Hanlong’s purchase of our shares, Hanlong signed a Stockholder Agreement with the Company that limits Hanlong’s future acquisitions of our common stock, provides for designation of up to two directors to our Board and representation on the LLC management committee, and places some restrictions on Hanlong’s voting and disposition of our shares.

After the Tranche 1 closing, Hanlong became entitled to nominate one director to serve on our Board and one representative to the LLC management committee.  Nelson Chen currently serves in both of these capacities.  If the Tranche 2 conditions are met and upon closing and receipt of Hanlong’s $40 million payment to the Company, Hanlong would have the right to nominate a second director.  The Company would include and recommend the election of Hanlong’s nominees in the Board’s slate of nominees submitted to our stockholders, subject to the Board’s fiduciary obligations concerning nomination of directors and compliance by the nominee with applicable law and Company requirements concerning disclosure of information.  The Hanlong nominees may also serve on committees for which they are eligible.

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

Bridge Loan

Hanlong agreed to provide a $20.0 million Bridge Loan to the Company, available in two equal $10.0 million tranches.  On April 28, 2010, we drew down the first $10.0 million tranche.  The first tranche of the Bridge Loan bears interest at a rate tied to the London Interbank Offered Rate (“LIBOR”) plus 2% per annum.  The Company may offset its right to receive the break fee against its obligations to repay borrowings under the Bridge Loan.  On January 9, 2012, the Company and Hanlong executed a second Option Agreement concerning the Bridge Loan Agreement.  On June 14, 2012, the Company exercised the option, thereby amending the Bridge Loan Agreement for no consideration to extend the maturity date of the Bridge Loan from December 31, 2012 until April 30, 2013.  On April 3, 2013, the Company and Hanlong executed an additional amendment to the Bridge Loan extending the maturity date to November 16, 2013.  In addition, availability of the second tranche of the Bridge Loan was terminated on March 31, 2013.

The outstanding balance of the Bridge Loan and related accrued interest are recorded as a current liability as of March 31, 2013 as the latest available maturity date of the Bridge Loan is November 16, 2013.  The Bridge Loan and our obligation to pay a break fee to Hanlong under the Purchase Agreement are secured by a pledge by us of a 10% interest in the LLC.

Chinese Bank Term Loan

Hanlong is obligated to use commercially reasonable efforts to procure a Term Loan in an amount of at least $665.0 million no later than 12 months following the issuance of the ROD, November 16, 2013.  As noted above, failure by Hanlong to procure the Term Loan will result in payment of the break fee referenced above to the Company.  The Term Loan was expected to bear interest at LIBOR plus a spread of between 2% and 4% per annum.  The Purchase Agreement provides that the Term Loan would have customary covenants and conditions; however, the terms of the Term Loan have not yet been negotiated with the lender and we have no assurance as to the final terms of the Term Loan nor any assurances that the Term Loan will be closed.  On February 16, 2012, the Company announced CDB had confirmed the basic terms underlying a proposed $665.0 million term loan to finance the Company’s 80% share of development costs for the Mt. Hope Project, including a CDB intention to lend $399.0 million and arrange a consortium of Chinese and international banks to fund the balance of $266.0 million.  The Term Loan is anticipated to carry a maturity of 12 years including a 30-month grace period to allow for the construction of the Mt. Hope Project.  The interest rate will remain subject to market conditions and Chinese government policy.  Hanlong or an affiliate is obligated to guarantee the Term Loan.  When funds can be drawn by the Company under the Term Loan, the Company will pay a $15.0 million arrangement fee, less any applicable offsets, including the ROD Extension Fee of $2.0 million, to Hanlong who will pay fees and expenses associated with the Term Loan before the Term Loan closing, including those charged by the Chinese bank.  On March 20, 2013, the Company was notified that CDB had provided instructions to its legal counsel to suspend work on the Term Loan.  This suspension relates to reports that Mr. Liu Han,

Chairman of Hanlong has been detained by Chinese authorities.  The Company is working with Hanlong to secure another Chinese strategic partner to help advance the full financing of the Mt. Hope Project.  However, there can be no assurance that another partner will be secured on the same terms and conditions or at all.

Hanlong Subordinated Debt Facility

On October 26, 2012, the Company and Hanlong signed a Subordinated Debt Agreement (“Sub Debt Facility”) under which Hanlong agreed to provide up to $125.0 million to assist the Company in financing capital cost increases.  Under the Sub Debt Facility, Hanlong would lend in two tranches.  Tranche A in the amount of $75.0 million would be available to the Company during the Mt. Hope Project’s construction period after full advance of the Term Loan.  Tranche B, in the amount of $50.0 million, would be available during the six-month period following the commencement of commercial production.  Tranche A of the Sub Debt Facility can be reduced to the extent equipment is leased for the Mt. Hope Project by the LLC.  In exchange for arranging the Sub Debt Facility, the Company will pay a fee to Hanlong of $6.3 million, payable at the earlier of the first draw under the Term Loan, upon receiving funds associated with the exercise of Hanlong’s warrants, described below, or other financing of at least $8.0 million, or October 26, 2014, if the Sub Debt Facility is in effect.  Simultaneously with the execution of the Sub Debt Facility, the Company issued a warrant to Hanlong with a 2.5 year maturity to purchase ten million shares of the Company’s common stock.  The warrant is priced at a 15% premium to the 10 day volume weighted average price on the issuance date, which results in a price of $4.23 per share, and became exercisable on April 26, 2013.  A value of $12.4 million has been placed on the warrant using a Black-Scholes model.  This amount has been recorded as loan commitment fees as of December 31, 2012 and will be expensed ratably over the life of the loan.  Following the close of the Tranche 2 purchase of stock under the Purchase Agreement and an exercise of the issued warrant, Hanlong would own approximately 31% of our fully-diluted shares.  The Sub Debt Facility becomes available to the Company only after full advance of the Term Loan.  CDB has instructed their counsel to suspend work on the Term Loan, and as such, no assurance can be provided that alternative financing can be achieved on similar terms and conditions, or at all.

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

Liquidity, Capital Resources and Capital Requirements

For the period from December 31, 2012 to March 31, 2013

Our total consolidated cash balance at March 31, 2013 was $56.9 million compared to $68.3 million at December 31, 2012.  The decrease in our cash balances for the three months ended March 31, 2013 was due primarily to development and general and administrative expenditures incurred of $15.9 million offset by the receipt of ongoing cash contributions received from POS-Minerals of $4.5 million.  Deposits on property, plant and equipment relate primarily to scheduled payments for long-lead time equipment for the Mt. Hope Project.  See “— Contractual Obligations” below.  The majority of funds expended were used to advance the Mt. Hope Project.

Total assets as of March 31, 2013 increased to $396.0 million compared to $385.5 million as of December 31, 2012 primarily due to the receipt of capital contributions from POS-Minerals.

Based on our commitments as of March 31, 2013, we expect to make additional payments of approximately $10.1 million under milling process equipment orders through the end of 2013 and $14.5 million in 2014.  As additional financing becomes available, as referenced in “Agreements with Hanlong (USA) Mining Investment Inc.”, and equipment procurement is restarted, agreements that were suspended or terminated will be renegotiated under current market terms and conditions, as necessary.  In the event of an extended delay related to availability of the Company’s portion of full financing for the Mt. Hope Project, the Company will revise procurement and construction commitments to preserve liquidity.  Accordingly, based on our current cash on hand and our ongoing cash conservation plan, the Company expects it will have adequate liquidity through the first quarter of 2014.

Other Capital Requirements

We also require additional capital to maintain our mining claims and other rights related to the Liberty Project, as well as continue payment of ongoing general and administrative costs associated with supporting our planned operations.

Results of Operations

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

For the three months ended March 31, 2013 we had a consolidated net loss of $3.0 million compared with a net loss of $3.2 million in the same period for 2012.

For the three months ended March 31, 2013 and 2012, exploration and evaluation expenses were $0.1 million and $0.2 million, respectively.  The decrease in costs compared to the previous year relates to lower maintenance costs in 2013 as opposed to 2012.

For the three months ended March 31, 2013 and 2012, general and administrative expenses were $2.5 million and $2.9 million, respectively, as a result of lower general legal expenses.  In 2013, a majority of legal expenses incurred were capitalized as debt issuance costs as they related to the Term Loan the Company was working to close.

For the three months ended March 31, 2013 and 2012, interest income was nil as a result of low deposit interest rates on consolidated cash balances in 2013 and 2012.  Interest expense for the three months ended March 31, 2013 and 2012 was $0.5 million and $0.1 million, respectively, as a result of interest accrued on the Bridge Loan and amortization of expense related to the warrants issued to Hanlong in 2012.  The weighted average interest rate on the Bridge Loan was 2.30% and 2.52% for the three months ended March 31, 2013 and 2012, respectively.

Contractual Obligations

Our contractual obligations as of March 31, 2013 were as follows, based on financing expectations:

	Payments due by period (in millions)
Contractual obligations	Total	2013	2014 - 2016	2017 - 2018	2019 & Beyond
Long-Term Debt (Capital Lease) Obligations	$0.1	$0.1	$—	$—	$—
Operating Lease Obligations	0.1	0.1	—	—	—
Agricultural Sustainability Trust Contributions	4.0	2.0	2.0	—	—
Equipment Purchase Contracts	24.6	10.1	14.5	—	—
Advance Royalties and Deferral Fees	5.7	0.5	5.2	—	—
Provision for post closure reclamation and remediation	8.9	1.2	7.1	—	0.6
3M Plan Contributions	1.0	0.3	0.7	—	—
Total	$44.4	$14.3	$29.5	$—	$0.6

At March 31, 2013, we have active orders with varying stages of fabrication on milling process equipment comprised of two 230kV primary transformers and substation, a primary crusher, a semi-autogenous mill, two ball mills, and various motors for the mills.  In late 2012 and early 2013, the LLC made additional commitments for wellfield materials and equipment, and placed purchase orders for long-lead milling process equipment including the commitments for the engineering portion of flotation cells and the roaster.

In 2012, the LLC issued a firm purchase order for 18 haul trucks.  The order provides for delivery of those haul trucks required to perform initial mine development, which will begin several months prior to commercial production.  Non-refundable down-payments of $1.2 million were made in 2012, and pricing is subject to escalation if the trucks are not delivered before the end of 2013. The contract is cancellable with no further liability to the LLC up until approximately six months prior to the time of truck shipment.

Also in 2012, the LLC issued a firm purchase order for four mine production drills with a non-refundable down-payment of $0.4 million, and pricing is subject to escalation if the drills are not delivered before the end of 2013.  The contract remains cancellable with no further liability to the LLC until approximately 5 months prior to the time the drills are shipped.

At June 30, 2012, the LLC’s contract to purchase two electric shovels expired.  We signed a new letter of intent with the vendor providing for the opportunity to purchase the electric shovels at prices consistent with the expired contract, less a special discount in the amount of $3.4 million to provide credit to the LLC for amounts paid as deposits under the expired contract.  The agreement provides that equipment pricing will remain subject to inflation indexes and guarantees production slots to ensure that the equipment is available when required by the LLC.  The letter of intent is in place until October 25, 2013.

The following table sets forth the LLC’s cash commitments under mining and milling equipment contracts (collectively, “Purchase Contracts”) at March 31, 2013 (in millions):

Period	Cash Commitments Under Equipment Purchase Contracts as of March 31, 2013
2nd Quarter 2013	8.0
3rd Quarter 2013	1.1
4th Quarter 2013	1.0
Total 2013	10.1
2014	14.5
2015	—
2016	—
Total	$24.6

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

The worldwide molybdenum price fluctuated between $5.33 per pound in 2003 to over $40.00 per pound in 2005 and traded in the mid-$30s per pound prior to October 2008, when prices fell from approximately $33.50 per pound to $7.70 per pound in April 2009 as a result of the global economic collapse.  Subsequent to April 2009, prices slowly rose, finishing 2009 at $12.00 per pound and further increasing to finish 2010 at $16.40 per pound.  During 2013, prices have continued to trade in a relatively narrow range finishing the quarter at $10.75 per pound, according to Ryan’s Notes, and were trading at $11.15 per pound as of late April 2013.

In order to better manage commodity price risk and to seek to reduce the negative impact of fluctuations in prices, we seek to enter into long term supply contracts for our portion of the Mt. Hope production.  On December 28, 2007, we entered into a molybdenum supply agreement with ArcelorMittal S.A. (“ArcelorMittal”), the world’s largest steel company, that provides for ArcelorMittal to purchase 6.5 million pounds of molybdenum per year, plus or minus 10%, once the Mt. Hope Project commences commercial operations at minimum specified levels. The supply agreement provides for a floor price along with a discount for spot prices above the floor price and expires five years after the commencement of commercial production at the Mt. Hope Project.  Both the floor and threshold levels at which the percentage discounts change are indexed to a producer price index. On April 16, 2010, ArcelorMittal and the Company entered into an extension molybdenum supply agreement, providing ArcelorMittal with a five-year option to make effective an agreement to purchase from the Company 3.0 million pounds of molybdenum per year for 10 years following the expiration of the initial supply agreement.  The additional optional off-take will be priced in alignment with the

Company’s existing supply agreements.  In order for ArcelorMittal to exercise this option and make the extension agreement effective, ArcelorMittal must have beneficial ownership of more than 11.1 million shares of Company common stock on or prior to April 15, 2015.  According to public filings, on January 25, 2011, the boards of directors of ArcelorMittal S.A. and APERAM each approved the transfer of the assets comprising ArcelorMittal’s stainless and specialty steels businesses from its carbon steel and mining businesses to APERAM, a separate entity incorporated in the Grand Duchy of Luxembourg.  This transfer included the supply agreement the Company had in place with ArcelorMittal and the shares of the Company’s common stock previously owned by ArcelorMittal.

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

On August 8, 2008, the Company entered into a molybdenum supply agreement (“Sojitz Agreement”) with Sojitz Corporation (“Sojitz”).  The Sojitz Agreement provides for the supply of 5.0 million pounds per year of molybdenum for five years, beginning once the Mt. Hope Project reaches certain minimum commercial production levels.  One million annual pounds sold under the Sojitz Agreement will be subject to a per-pound molybdenum floor price and is offset by a flat discount to spot molybdenum prices above the floor.  The remaining 4.0 million annual pounds sold under the Sojitz Agreement will be sold with reference to spot molybdenum prices without regard to a floor price.  The Sojitz Agreement includes a provision that allows Sojitz the option to cancel in the event that supply from the Mt. Hope Project has not begun by January 1, 2013.  The described option is available up to ten days following the achievement of certain production levels at the Mt. Hope Project.  As commercial production at Mt. Hope has not commenced, Sojitz currently has the option to cancel its contract or participate in the molybdenum supply agreement as described above.  If Sojitz elects to cancel its contract with us, the supply of 5.0 million pounds per year of molybdenum for five years will be assumed by Hanlong, pursuant to the terms of the Hanlong molybdenum supply agreement described below.

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

Interest Rate Risk

As of March 31, 2013, we had a balance of cash and cash equivalents of $56.9 million.  Interest rates on short term, highly liquid investments have not changed materially since December 31, 2010, and continue to be 1% or less on an annualized basis.  Our debt agreements have interest rates of LIBOR plus a percentage.  Any significant rise in the LIBOR rate during the course of our debt agreements may affect our ability to service the debt.

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

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                                                LEGAL PROCEEDINGS

The Nevada State Engineer (“State Engineer”) issued all water permits on December 14, 2011 and certain amended permits on January 4, 2012, and the water became available for use at the Mt. Hope Project following the State Engineer’s approval of the Company’s Monitoring, Management and Mitigation Plan (“3M Plan”) on June 6, 2012.

In August, 2011, Eureka County and two other parties comprised of three individual water rights holders in Diamond Valley and one in Kobeh Valley appealed to the Nevada State District Court (“District Court”) the State Engineer’s July 15, 2011 Ruling that granted the Company’s water rights applications.  On June 13, 2012, the District Court denied the appeals and affirmed the State Engineer’s Ruling.  On July 10 and 11, 2012, respectively, Eureka County and another party comprised of one individual water rights holder in Diamond Valley and one in Kobeh Valley filed Notices of Appeal with the Nevada Supreme Court, appealing the District Court’s Order denying their appeals of the State Engineer’s 2011 Ruling.  We are confident the Nevada Supreme Court will uphold the District Court’s Order which denied all appeals of the State Engineer’s 2011 Ruling.  No hearing date has been set as of the date of this filing.

On July 5, 2012, the same two individual water rights holders appealing the District Court’s Order to the Nevada Supreme Court filed an appeal of the State Engineer’s approval of the Company’s 3M Plan to the same District Court.  Eureka County did not appeal the approved 3M Plan.  On April 15, 2013, the District Court dismissed the appeal.  The District Court’s written order is pending.

Notwithstanding, subject to the ongoing Nevada Supreme Court appeal, the Company’s water permits have been granted and the water remains available to the Company, as described above, for use at the Mt. Hope Project.

On February 15, 2013, Great Basin Resource Watch and the Western Shoshone Defense Project (“Plaintiffs”) filed a Complaint against the United States Department of Interior and BLM in the U.S. District Court, District of Nevada, seeking relief under NEPA and other federal laws challenging the BLM’s issuance of the ROD for the Mt. Hope Project, and on February 20, 2013 filed a Motion for a Preliminary Injunction.  The LLC filed its unopposed Motion to Intervene on March 12, 2013 and its opposition to the Motion for a Preliminary Injunction and response brief on March 29, 2013.  Plaintiffs’ reply brief was filed April 12, 2013.  Presently there is no hearing date set for the motion.

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

ITEM 1A.                                       RISK FACTORS.

Our Annual Report on Form 10-K for the year ended December 31, 2012, including the discussion under the heading “Risk Factors” therein, and this report describe risks that may materially and adversely affect our business, results of operations or financial condition.  The risks described in our Annual Report on Form 10-K and this report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operations.  Other than as supplemented below, there have been no material changes in the risk factors reported in our last Annual Report on Form 10-K.

China Development Bank has suspended work on the Term Loan and we have not obtained, and may not obtain, alternative financing, which could cause additional delays or expenses in developing the Mt. Hope Project.

Subsequent to the Company’s filing of its Annual Report on 10-K for the year ended December 31, 2012, on March 20, 2013, the Company was notified that China Development Bank had provided instructions to its legal counsel to suspend work on the Term Loan.  This suspension relates to reports that Mr. Liu Han, Chairman of Hanlong, has been detained by Chinese authorities.  The Company is working with Hanlong to secure another Chinese strategic partner to help advance the full financing of the Mt. Hope Project.  As Hanlong and the Company advance discussions with other potential financing partners, the various agreements with Hanlong outlined herein may be modified or replaced.  There is no assurance that a suitable partner will be identified or that alternative financing can be achieved on similar terms and conditions, or at all.

Special Note Regarding Forward-Looking Statements

Certain statements in this report may constitute forward-looking statements, which involve known and unknown risks, uncertainties and other factors, which may cause actual results, performance or achievements of our Company, the Mt. Hope Project, Liberty Project and our other projects, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  We use the words “may,” “will,” “believe,” “expect,” “anticipate,” “intend,” “future,” “plan,” “estimate,” “potential” and other similar expressions to identify forward-looking statements.  These forward-looking statements are subject to a number of risks, uncertainties and assumptions that could cause actual results to differ materially from those in the forward looking statements. Such risks, uncertainties and assumptions are described in the “Risk Factors” section included in our Annual Report on Form 10-K for the year ended December 31, 2012, and this report, and include, among other things:

•                  our investors may lose their entire investment in our securities;

•                  our profitability depends largely on the success of the Mt. Hope Project, the failure of which would have a material adverse effect on our financial condition;

•                  if certain conditions are not met under the Hanlong transaction documents, including availability of the Term Loan, our ability to continue construction activities at the Mt. Hope Project could be delayed further;

•                  substantial additional financing may be required in order to fund the operations of the Company and the LLC and if we are successful in raising additional capital, it may have dilutive and other adverse effects on our stockholders;

•                  fluctuations in the market price of, and demand for, molybdenum and other metals;

•                  counter party risks;

•                  the ability to maintain, or renew licenses, rights and permits required to develop or operate our mines;

•                  that judicial outcomes related to water rights and permits may delay our ability to continue construction activities at the Mt. Hope Project;

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

•                  compliance/non-compliance with the Mt. Hope Lease Agreement;

•                  losing key personnel and contractors or the inability to attract and retain additional personnel;

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

Dated: May 3, 2013

GENERAL MOLY, INC.

By:	/s/ David A. Chaput
David A. Chaput
Chief Financial Officer and Duly Authorized Officer