Form 10-Q
period 2013-06-30
General Moly, Inc
filed 2013-08-05
CIK 1275229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of shares outstanding of issuer’s common stock as of July 30, 2013, was 91,551,650.

PART I - FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

GENERAL MOLY, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	June 30, 2013 (Unaudited)	December 31, 2012
ASSETS:
CURRENT ASSETS
Cash and cash equivalents	$34,716	$68,331
Deposits, prepaid expenses and other current assets	791	136
Total Current Assets	35,507	68,467
Mining properties, land and water rights — Note 4	199,044	170,967
Deposits on project property, plant and equipment	73,032	69,691
Restricted cash held at EMLLC	36,000	36,000
Restricted cash held for electricity transmission	12,017	12,013
Restricted cash held for reclamation bonds	6,991	6,991
Non-mining property and equipment, net	764	605
Capitalized debt issuance costs	6,420	17,794
Other assets	2,994	2,994
TOTAL ASSETS	$372,769	$385,522
LIABILITIES, CONTINGENTLY REDEEMABLE NONCONTROLLING INTEREST AND EQUITY:
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$6,341	$10,133
Accrued advance royalties	500	500
Accrued payments to Agricultural Sustainability Trust and Hanlong	2,000	4,000
Current portion of long term debt	11,047	10,906
Total Current Liabilities	19,888	25,539
Provision for post closure reclamation and remediation costs	1,729	627
Deferred gain	1,400	1,100
Accrued advance royalties	5,200	4,700
Accrued payments to Agricultural Sustainability Trust	2,000	2,000
Long term debt, net of current portion	680	661
Other accrued liabilities	875	875
Total Liabilities	31,772	35,502

COMMITMENTS AND CONTINGENCIES — Note 11
CONTINGENTLY REDEEMABLE NONCONTROLLING INTEREST	208,535	201,880

EQUITY
Common stock, $0.001 par value; 200,000,000 shares authorized, 91,550,674 and 91,333,092 shares issued and outstanding, respectively	92	91
Additional paid-in capital	272,523	270,902
Accumulated deficit before exploration stage	(213)	(213)
Accumulated deficit during exploration and development stage	(139,940)	(122,640)
Total Equity	132,462	148,140
TOTAL LIABILITIES, CONTINGENTLY REDEEMABLE NONCONTROLLING INTEREST AND EQUITY	$372,769	$385,522

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOLY, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited — In thousands, except per share amounts)

	Three Months Ended		Six Months Ended		January 1, 2002 (Inception of Exploration
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012	Stage) to June 30, 2013
REVENUES	$—	$—	$—	$—	$—
OPERATING EXPENSES:
Exploration and evaluation	217	156	334	324	40,813
Write downs of development and deposits	—	—	—	—	8,819
General and administrative expenses	2,352	2,457	4,874	5,382	85,249
TOTAL OPERATING EXPENSES	2,569	2,613	5,208	5,706	134,881
LOSS FROM OPERATIONS	(2,569)	(2,613)	(5,208)	(5,706)	(134,881)
OTHER INCOME / (EXPENSE)
Interest and dividend income	—	—	1	—	4,069
Interest expense	(260)	(64)	(721)	(128)	(1,683)
Write off of loan commitment fees (warrants)	(11,472)	—	(11,472)	—	(11,472)
Realized gain from sale of mining properties	—	—	100	—	2,100
TOTAL OTHER (EXPENSE) / INCOME , NET	(11,732)	(2,677)	(12,092)	(128)	(6,986)
LOSS BEFORE INCOME TAXES	(14,301)	(2,677)	(17,300)	(5,834)	(141,867)
Income Taxes	—	—	—	—	—
CONSOLIDATED NET LOSS	$(14,301)	$(2,677)	$(17,300)	$(5,834)	$(141,867)
Less: Net loss attributable to contingently redeemable noncontrolling interest	—	—	—	—	1,927
NET LOSS ATTRIBUTABLE TO GENERAL MOLY, INC.	$(14,301)	$(2,677)	$(17,300)	$(5,834)	$(139,940)
Basic and diluted net loss attributable to General Moly per share of common stock	$(0.16)	$(0.03)	$(0.19)	$(0.06)
Weighted average number of shares outstanding — basic and diluted	91,547	91,223	91,538	91,199

COMPREHENSIVE LOSS	$(14,301)	$(2,677)	$(17,300)	$(5,834)	$(139,940)

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOLY, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited — In thousands)

	Six Months Ended		January 1, 2002 (Inception of Exploration Stage) to
	June 30, 2013	June 30, 2012	June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(17,300)	$(5,834)	$(141,867)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	196	209	2,150
Interest expense	721	128	1,683
Equity compensation for employees and directors	1,113	995	19,339
(Increase) in deposits, prepaid expenses and other	(655)	(22)	(699)
(Decrease) increase in accounts payable and accrued liabilities	(6,676)	777	(17,548)
Increase in post closure reclamation and remediation costs	1,102	40	1,520
Write downs of development and deposits	—	—	8,819
Services and expenses paid with common stock	—	—	1,990
Repricing of warrants	—	—	965
Write off of loan commitment fees (warrants)	11,472	—	11,472
Realized gain related to sale of mining properties	(100)	—	(2,100)
(Increase) in restricted cash held for electricity transmission	(4)	—	(12,017)
Net cash used by operating activities	(10,131)	(3,707)	(126,293)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase and development of mining properties, land and water rights	(27,472)	(7,161)	(169,056)
Deposits on property, plant and equipment	(2,266)	(2,319)	(72,331)
Proceeds from option to purchase agreements	400	300	3,500
Purchase of securities	—	—	(137)
(Increase) in Restricted Cash - EMLLC	—	—	(36,000)
(Increase) in restricted cash held for reclamation bonds	—	—	(6,500)
Cash provided by sale of marketable securities	—	—	246
Net cash used by investing activities	(29,338)	(9,180)	(280,278)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock, net of issuance costs	49	559	228,351
Net increase (decrease) in leased assets	(148)	(75)	(158)
(Increase) in capitalized debt issuance costs	(702)	(104)	(4,420)
Proceeds from debt	—	—	10,000
Contributions and cash proceeds from POS-Minerals Corporation	6,655	—	210,462
Cash paid to POS-Minerals Corporation for purchase price adjustment	—	—	(2,994)
Net cash provided by financing activities	5,854	380	441,241
Net increase (decrease) in cash and cash equivalents	(33,615)	(12,507)	34,670
Cash and cash equivalents, beginning of period	68,331	40,709	46
Cash and cash equivalents, end of period	$34,716	$28,202	$34,716
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Equity compensation capitalized as development	$460	$289	$7,557
Installment purchase of land	—	—	730
Installment purchase of equipment	$191	—	$191
Accrued portion of equipment purchases and long lead deposits	884	—	884
Accrued portion of advance royalties	500	5,200	5,700
Accrued portion of capitalized debt issuance costs	—	2,000	—
Restricted cash held for reclamation bond acquired in an acquisition	—	—	491
Post closure reclamation and remediation costs and accounts payable assumed in an acquisition	—	—	263
Common stock and warrants issued for property and equipment	—	—	1,586
Accrued portion of payments to the Agricultural Sustainability Trust	—	—	4,000

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

We were in the exploration stage from January 1, 2002 until October 4, 2007, when our Board of Directors (“Board”) approved the development of the Mt. Hope molybdenum property (“Mt. Hope Project”) in Eureka County, Nevada.  The Company is now in the development stage and recently began development of the Mt. Hope Project.  However, major additional expenditures have been suspended as a result of the delay in financing for the Mt. Hope Project and will only resume when alternative financing becomes available as discussed in Notes 1 and 2 below.  We are also conducting exploration and evaluation activities on our Liberty molybdenum property (“Liberty Property”) in Nye County, Nevada.

The Mt. Hope Project.

From October 2005 to January 2008, we owned the rights to 100% of the Mt. Hope Project.  Effective as of January 1, 2008, we contributed all of our interest in the assets related to the Mt. Hope Project, including our lease of the Mt. Hope Project into Eureka Moly, LLC (“the LLC”), and in February 2008 entered into an agreement (“LLC Agreement”) for the development and operation of the Mt. Hope Project with POS-Minerals Corporation (“POS-Minerals”).  Under the LLC Agreement, POS-Minerals owns a 20% interest in the LLC and General Moly, through Nevada Moly, LLC (“Nevada Moly”), a wholly-owned subsidiary, owns an 80% interest.  The ownership interests and/or required capital contributions under the LLC Agreement can change as discussed below.

Pursuant to the terms of the LLC Agreement, POS-Minerals made its first and second capital contributions to the LLC totaling $100.0 million during the year ended December 31, 2008 (“Initial Contributions”).  Additional amounts of $100.7 million were received from POS-Minerals in December 2012, following receipt of major operating permits for the Mt. Hope Project, including the Record of Decision (“ROD”) from the U.S. Bureau of Land Management (“BLM”).

In addition, as commercial production at the Mt. Hope Project was not achieved by December 31, 2011, the LLC will be required to return to POS-Minerals $36.0 million of its capital contributions to the LLC, with no corresponding reduction in POS-Minerals’ ownership percentage.  This return of contributions payment will be due 20 days after the commencement of commercial production, as defined in the LLC Agreement.  Based on our current plan, subject to availability of full financing for construction of the Mt. Hope Project, we anticipate commercial production will be achieved following a 20 — 24 month construction period.  Nevada Moly is obligated under the terms of the LLC Agreement to make capital contributions to the LLC to fund the return of contributions to POS-Minerals upon achievement of commercial production (i.e. when the contingency is resolved).  If Nevada Moly does not fund their additional capital contribution in order for the LLC to return to POS-Minerals $36.0 million of its total capital contribution, POS-Minerals has an election to either make a secured loan to the LLC to fund the return of contributions, or receive an additional interest in the LLC of approximately 5%.  In the latter case, our (Nevada Moly’s) interest in the LLC is subject to dilution by a percentage equal to the ratio of 1.5 times the amount of the unpaid contributions over the aggregate amount of deemed capital contributions (as determined under the LLC Agreement) of both parties to the LLC (“Dilution Formula”).  At June 30, 2013, the aggregate amount of deemed capital contributions of both parties was $1,052.1 million.

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

Beginning in November 2012, the Company and POS-Minerals began making monthly pro rata capital contributions to the LLC to fund costs incurred as required by the LLC agreement.  To date, all required monthly contributions have been made by both parties.  The interest of a party in the LLC that does not make its monthly pro rata capital contributions to fund costs incurred is subject to dilution based on the Dilution Formula.

NOTE 2 — LIQUIDITY AND CAPITAL REQUIREMENTS AND RESTRUCTURING

Our consolidated cash balance at June 30, 2013, was $34.7 million compared to $68.3 million at December 31, 2012.  The cash needs for the development of the Mt. Hope Project require that we and/or the LLC finalize the financing described below in addition to the capital contributions to be received from POS-Minerals.

The anticipated sources of financing described below, combined with funds anticipated to be received from POS-Minerals in order to retain its 20% membership interest, provide substantially all of our currently planned funding required for constructing and placing the Mt. Hope Project into commercial production.  Funding requirements for working capital and potential capital overrun needs will require additional resources.  There can be no assurance that the Company will be successful in finalizing the financing provided for in the current agreements with Hanlong (as described below), with other potential financing partners or in raising additional financing in the future on terms acceptable to the Company or at all.

Agreements with Hanlong (USA) Mining Investment Inc.

In March 2010, we signed a series of agreements (the “Hanlong Transaction”) with Hanlong (USA) Mining Investment, Inc. (“Hanlong”), an affiliate of Sichuan Hanlong Group, a large privately held Chinese company.  The agreements described below form the basis of a $745 million transaction that is intended to provide the Company with adequate capital to contribute its 80% share of costs to develop the Mt. Hope Project.  The agreements include:  (a) a Securities Purchase Agreement that provides for the sale to Hanlong of shares of our common stock in two tranches that will aggregate 25% of our outstanding stock on a fully diluted basis for $80 million ($40 million per tranche), conditioned upon us receiving permits for the Mt. Hope Project and Hanlong’s obligation to continue to use commercially reasonable efforts to procure a $665 million loan from a Prime Chinese Bank (“Term Loan”) for our use in constructing the Mt. Hope Project; (b) a Stockholder Agreement that provides Hanlong representation on our Board of Directors (“Board”) and the LLC management committee, governs how Hanlong will vote its shares of the Company and limits Hanlong’s ability to purchase or dispose of our securities; (c)  a Bridge Loan whereby Hanlong provided $10 million to the Company to preserve liquidity until permits were received and the Term Loan is available; and (d) a long-term molybdenum supply off-take agreement (discussed further in Item 3 below) which requires Hanlong to purchase the Company’s entire share of the Mt. Hope Project’s molybdenum production above that necessary for the Company to meet its pre-existing supply commitments until the expiration of those commitments.

On March 20, 2013, the Company was notified that China Development Bank (“CDB”) had suspended work on the Term Loan.  This suspension relates to reports that Mr. Liu Han, Chairman of Hanlong has been detained by Chinese authorities.  The Company is working with its financial advisors to secure another Chinese strategic partner(s) to help advance the full financing of the Mt. Hope Project.  As the Company advances discussions with other potential financing partners, the various agreements outlined below may be modified, terminated or replaced.  There is no assurance that a suitable partner will be identified nor does the Company have an estimated timeframe for finalizing agreements with any potential new financing partner.

The Securities Purchase Agreement (“Purchase Agreement”)

Stock Purchase.  The Purchase Agreement provides, subject to its terms and conditions, including the obligation to procure the Term Loan, for the purchase by Hanlong of $80.0 million of our common stock, or approximately 27.5 million shares, which will equal 25% of our outstanding common stock on a fully-diluted basis.

The Purchase Agreement has been amended five times including:  (1) July 30, 2010 amendment extending the deadline for obtaining Chinese government approvals by two months to October 13, 2010, as well as extending the Company’s deadline for publishing its Draft Environmental Impact Statement (“DEIS”) and receiving its ROD (“ROD Condition”) to February 28, 2011, and November 30, 2011, respectively.  Hanlong received the Chinese government approvals for its equity investment in us and our DEIS was ultimately published, though this condition was subsequently eliminated as discussed below; (2) an October 26, 2010 amendment setting the closing of Hanlong’s purchase of the first $40.0 million tranche of equity for December 20, 2010 and eliminating the condition that required us to have our DEIS published prior to closing this funding; (3) a December 20, 2010 amendment that made certain non-substantive changes in connection with the closing of the first tranche of Hanlong’s equity investment (“Tranche 1”); (4) a July 7, 2011 amendment that eliminated the deadline for publication of the DEIS, extended the ROD deadline from November 30, 2011 to the earlier of nine months following DEIS publication or September 30, 2012, extended Hanlong’s commitment to make available the Term Loan from two months following ROD to nine months following the ROD, provided the ability for the Company to extend the ROD Condition date to the earlier of 12 months following DEIS publication and December 30, 2012 (“ROD Condition Extension”); and (5) a June 14, 2012 amendment that provided notice to Hanlong that the Company did not expect the BLM to issue the ROD before September 2, 2012 but did expect the ROD to be issued prior to December 2, 2012 and further provided notice that the Company wished to utilize the ROD Condition Extension, thereby amending the date by which the ROD must be issued to December 2, 2012, in exchange for agreement to pay the ROD Extension Fee, discussed below.  The ROD became effective on November 16, 2012; thereby fulfilling the Company’s requirements under the Purchase Agreement.

The Purchase Agreement may be terminated by either party (providing the terminating party is not in default) if the closing of the second tranche (“Tranche 2”) has not occurred on or before the earlier of December 31, 2012 or November 16, 2013, 12 months after the issuance of the ROD.  If the Purchase Agreement is terminated prior to the close of Tranche 2, the terminating party may be subject to liability for damages incurred or suffered by the non-terminating party as a result of a material breach by the terminating party of its obligations under the Purchase Agreement.

Under the terms of the Purchase Agreement, the Company was restricted in the ability to solicit or negotiate with entities other than Hanlong regarding alternative financing proposals until May 16, 2013 (“no-shop” provision).  After this date, the Company began working with its financial advisers to secure another Chinese strategic partner to help advance the full financing of the Term Loan.  The Company has also begun to pursue other potential financing sources such as capital markets, domestic and international credit markets, and bank project financing.

As discussed above, Tranche 2 has a purchase price of an additional $40.0 million provided Hanlong is able to facilitate closing of the Term Loan on or before August 16, 2013, unless the condition precedent of the Term Loan is waived by the Company.  If the condition of closing the Term Loan is waived by the Company, Hanlong remains obligated to close the Term Loan by November 16, 2013, 12 months following the receipt of ROD.  Other conditions significant to the closing of Tranche 2 require the completion of documentation and satisfaction of conditions precedent for the availability of funding under the Term Loan, described below.

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

Break Fees.  A break fee is payable by both the Company and Hanlong if the Purchase Agreement is terminated because of the failure of certain conditions.  A break fee of $10.0 million is payable to the Company if the Purchase Agreement is terminated because Hanlong fails to obtain necessary Chinese government approvals or fails to arrange the Term Loan thereby satisfying all conditions precedent to the closing of Tranche 2, on or before November 16, 2013, which may be offset against any principal balances owed by the Company under the Bridge Loan.  A break fee of $5.0 million is payable to Hanlong if the Purchase Agreement is terminated or the Company has violated the “no-shop” provisions of the Purchase Agreement.

On January 9, 2012, the Company and Hanlong executed an Option Agreement concerning the payment date for the ROD Extension Fee under the Purchase Agreement for no consideration.  The option was exercised on June 14, 2012, thereby amending the Purchase Agreement to extend payment of the $2.0 million ROD Extension Fee from December 2012 to April 30, 2013.  As the achievement of ROD by the September 2, 2012 deadline did not occur, a $2.0 million ROD Extension Fee was paid on April 25, 2013, and is included in capitalized debt issuance costs.  The payment of this fee will be credited against the arrangement fee described below.  In addition, the Company’s break fee was increased by $2.0 million at the time the option was exercised.  Therefore, the maximum amount of potential break fees payable by the Company is $7.0 million.  The break fee payable by the Company to Hanlong may be paid in cash, or, in certain circumstances, in shares of our common stock at our option.  If paid in shares, the price would be the volume weighted average of our common stock on the NYSE MKT for the five days ending six days after the announcement of the termination.

Stockholder Agreement

In connection with Hanlong’s purchase of our shares, Hanlong signed a Stockholder Agreement with the Company that limits Hanlong’s future acquisitions of our common stock, provides for designation of up to two directors to our Board and representation on the LLC management committee, and places some restrictions on Hanlong’s voting and disposition of our shares.

After the Tranche 1 closing, Hanlong became entitled to nominate one director to serve on our Board and one representative to the LLC management committee.  Nelson Chen currently serves in both of these capacities.  If the Tranche 2 conditions are met, upon closing and receipt of Hanlong’s $40 million payment to the Company, Hanlong would have the right to nominate a second director.  The Company would include and recommend the election of Hanlong’s nominees in the Board’s slate of nominees submitted to our stockholders, subject to the Board’s fiduciary obligations concerning nomination of directors and compliance by the nominee with applicable law and Company requirements concerning disclosure of information.  Mr. Chen was designated by Hanlong and appointed as a Class III member of our Board in September 2011, and was subsequently nominated and elected by a vote of the stockholders at the Company’s 2013 Annual Meeting of Stockholders for a three year term.  The Hanlong nominees may also serve on committees for which they are eligible.

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

Bridge Loan

Hanlong originally agreed to provide a $20.0 million Bridge Loan to the Company, available in two equal $10.0 million tranches.  On April 28, 2010, we drew down the first $10.0 million tranche.  The first tranche of the Bridge Loan bears interest at a rate tied to the London Interbank Offered Rate (“LIBOR”) plus 2% per annum.  The Company may offset its right to receive the break fee under the Purchase Agreement against its obligations to repay borrowings under the Bridge Loan.  On January 9, 2012, the Company and Hanlong executed a second Option Agreement concerning the Bridge Loan Agreement.  On June 14, 2012, the Company exercised the option, thereby amending the Bridge Loan Agreement for no consideration to extend the maturity date of the Bridge Loan from December 31, 2012 until April 30, 2013.  On April 3, 2013, the Company and Hanlong executed an additional amendment to the Bridge Loan extending the maturity date to November 16, 2013.  Availability of the second tranche of the Bridge Loan was terminated on March 31, 2013.

The outstanding balance of the Bridge Loan and related accrued interest are recorded as a current liability as of June 30, 2013 as the latest available maturity date of the Bridge Loan is November 16, 2013.  The Bridge Loan and our obligation to pay a break fee to Hanlong under the Purchase Agreement are secured by a pledge by us of a 10% interest in the LLC.

Chinese Bank Term Loan

Hanlong is obligated to use commercially reasonable efforts to procure a Term Loan in an amount of at least $665.0 million no later than 9 months following the issuance of the ROD, August 16, 2013, unless the condition precedent of the availability of the Term Loan is waived to close Tranche 2, in which case the Term Loan must close on or before November 16, 2013.  As noted above, failure by Hanlong to utilize best efforts to procure the Term Loan will result in payment of the break fee referenced above to the Company.  Under the Purchase Agreement, the Term Loan is expected to bear interest at LIBOR plus a spread of between 2% and 4% per annum.  The Purchase Agreement provides that the Term Loan would have customary covenants and conditions; however, the terms of the Term Loan have not yet been negotiated with the lender and we have no assurance as to the final terms of the Term Loan or any assurances that the Term Loan will be closed.  On March 20, 2013, the Company was notified that CDB had suspended work on the Term Loan.  This suspension relates to reports that Mr. Liu Han, Chairman of Hanlong has been detained by Chinese authorities.  The Company is working to secure another Chinese strategic partner to help advance the full financing of the Mt. Hope Project.  However, there can be no assurance that another partner will be secured on the same terms and conditions or at all.

Prior to the suspension instituted by CDB, the Company announced on February 16, 2012, that CDB had confirmed the basic terms underlying a proposed $665.0 million term loan to finance the Company’s 80% share of development costs for the Mt. Hope Project, including a CDB intention to lend $399.0 million and arrange a consortium of Chinese and international banks to fund the balance of $266.0 million.  At that time, the Term Loan was anticipated to carry a maturity of 12 years including a 30-month grace period to allow for the construction of the Mt. Hope Project.  The interest rate would remain subject to market conditions and Chinese government policy.  Hanlong or an affiliate is obligated to guarantee the Term Loan.  When funds can be drawn by the Company under the Term Loan, the Company is to pay a $15.0 million arrangement fee, less any applicable offsets, including the ROD Extension Fee of $2.0 million, to Hanlong who is to pay fees and expenses associated with the Term Loan before the Term Loan closing, including those charged by the Chinese bank.

Hanlong Subordinated Debt Facility

On October 26, 2012, the Company and Hanlong signed an agreement pertaining to the Subordinated Debt Facility (“Sub Debt Facility”) under which Hanlong agreed to provide up to $125.0 million to assist the Company in financing capital cost increases.    Simultaneously with the execution of the Sub Debt Facility, the Company issued a warrant to Hanlong with a 2.5 year maturity to purchase ten million shares of the Company’s common stock.  The warrant was priced at a 15% premium to the 10 day volume weighted average price on the issuance date, which resulted in a price of $4.23 per share, and became exercisable on April 26, 2013.  A value of $12.4 million was placed on the warrant using a Black-Scholes model.  This amount was recorded as loan commitment fees as of December 31, 2012.  As of March 31, 2013, the Company had expensed $0.7 million of the loan commitment fees associated with the warrant.  An additional $0.2 million was expensed during the second quarter of 2013.

On May 15, 2013, the Company announced that on May 14, 2013, we and Hanlong mutually agreed to terminate the Sub Debt Facility to provide the Company with greater flexibility in securing an additional Chinese strategic partner. The termination of the Sub Debt Facility also canceled the arrangement fee of $6.25 million payable upon closing of the Term Loan. Further, the warrant issued simultaneously with the Sub Debt Facility was terminated.   As the warrant was fully vested and exercisable at the time of termination, this resulted in a non-cash charge to the income statement for the remaining unamortized $11.5 million associated with the issuance of the warrant as of June 30, 2013.

Equipment and Supply Procurement

The LLC began a slow procurement and engineering restart in early 2012 designed to conserve cash while maintaining project schedule in order to maximize financial flexibility until its major permits were acquired.  The LLC continues to take a cautious approach and has largely suspended preliminary construction activities until the Company arranges full financing for the Mt. Hope Project.

Through June 30, 2013, the LLC has made deposits and/or final payments of $73.0 million on equipment orders, has spent approximately $166.8 million for the development of the Mt. Hope Project and has paid $12.0 million into an escrow arrangement for electricity transmission services.

In late 2012 and early 2013, the LLC made additional commitments for wellfield materials and equipment, and placed purchase orders for long-lead milling process equipment including the commitments for the engineering portion of flotation cells and the roaster.  Based on such commitments, as of the end of June 2013 we expect to make additional payments of approximately $2.2 million in 2013 and $15.8 million in 2014.

In 2012, the LLC issued a firm purchase order for 18 haul trucks.  The order provides for delivery of those haul trucks required to perform initial mine development, which will begin several months prior to commercial production.  Non-refundable down-payments of $1.2 million were made in 2012, and pricing is subject to escalation if the trucks are not delivered before December 31, 2013. The contract is cancellable with no further liability to the LLC up until approximately five months prior to the time of truck shipment.  The LLC is currently renegotiating the timelines for truck delivery and the potential impact from escalation if deliveries move into 2014.

Also in 2012, the LLC issued a firm purchase order for four mine production drills with a non-refundable down-payment of $0.4 million, and pricing was subject to escalation if the drills were not delivered before the end of 2013.  In June of 2013, the LLC signed a change order which delayed delivery into the second half of 2014 and triggered a $0.2 million price increase.  The contract remains cancellable with no further liability to the LLC until approximately 5 months prior to the time the drills are shipped.

At June 30, 2012, the LLC’s contract to purchase two electric shovels expired.  On July 11, 2012 we signed a letter of intent with the vendor providing for the opportunity to purchase the electric shovels at prices consistent with the expired contract, less a special discount in the amount of $3.4 million to provide credit to the LLC for amounts paid as deposits under the expired contract.  The agreement provides that equipment pricing will remain subject to inflation indexes and guarantees production slots to ensure that the equipment is available when required by the LLC.  On May 1, 2013, the parties agreed to extend the letter of intent through October 25, 2013.

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

We consider all restricted cash to be long-term.  In December 2012, the Company established a reserve account at the direction of the LLC management committee in the amount of $36.0 million which will remain until availability of the Company’s portion of financing for the Mt. Hope Project is confirmed.  These funds are not available for general purposes until the LLC management committee authorizes a release.

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

Basic and Diluted Net Loss Per Share

Net loss per share was computed by dividing the net loss attributable to General Moly, Inc. by the weighted average number of shares outstanding during the period.  The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  Outstanding warrants to purchase 1,000,000 and 1,000,000 shares of common stock, options to purchase 768,333 and 1,364,991 shares of common stock, unvested stock awards totaling 1,144,304 and 700,862 shares were outstanding at June 30, 2013 and 2012, respectively.  Shares under stock appreciation rights outstanding of 1,615,272 and 1,234,945 at June 30, 2013 and 2012, respectively, were not included in the computation of diluted loss per share for the three and six months then ended because to do so would have been anti-dilutive.  Therefore, basic loss per share is the same as diluted loss per share.

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

At June 30, 2013 and 2012, accumulated depreciation and amortization was $1.9 and $1.6 million, respectively, of which $1.6 and $1.3 million, respectively, was capitalized.

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

Stock-based Compensation

Stock-based compensation represents the fair value related to stock-based awards granted to members of the Board, officers and employees.  The Company uses the Black-Scholes model to determine the fair value of stock-based awards under GAAP.  For stock based compensation that is earned upon the satisfaction of a service condition, the cost is recognized on a straight-line basis (net of estimated forfeitures) over the requisite vesting period (up to three years).  Awards expire five years from the date of vesting.

Further information regarding stock-based compensation can be found in Note 8 — “Equity Incentives.”

Debt

The Company has determined that the Bridge Loan is a Level 3 financial instrument because it includes unobservable inputs to its fair value analysis. We have utilized the discounted cash flow income approach to calculate the fair value of the Bridge Loan liability as of June 30, 2013. Inputs to this valuation are as follows:

Interest Rate	LIBOR plus 4.25%
Discount Rate	8%
Term to Maturity	4.5 months
Principal Amount	$10.0 million

The Interest Rate was determined based on recent equipment financing terms quoted to the Company. The Discount Rate is consistent with that used in the Company’s long-term operational plans. The Term to Maturity is the expected remaining duration of the Bridge Loan as of June 30, 2013. Based on the inputs above, the fair value of the Bridge Loan at June 30, 2013 was $10.6 million compared to a recorded value of $10.8 million, including accrued interest.

The fair value calculation would change based on changes to unobservable inputs such as the implicit interest rate. An increase of 1% in the implicit interest rate would increase the fair value of the Bridge Loan by $0.2 million.

There have been no changes in the method used to calculate the fair value of the Bridge Loan during the period.

Debt Issuance and Loan Commitment Costs

The Company has capitalized certain costs such as technical due diligence, related legal fees, and advances against the arrangement fee in the amount of $6.8 million incurred in direct pursuit of the Term Loan based on our belief that it is probable that the Company will receive the Term Loan.  A portion of these costs were incurred on behalf of Hanlong and will be offset against the $15.0 million arrangement fee to be paid by the Company to Hanlong upon the closing of the Term Loan.  These costs will be amortized over the life of the Term Loan using the effective interest method once the Term Loan has been made available.

In addition, the $12.4 million value placed on the warrant issued to Hanlong in connection with the Sub Debt Facility was considered a loan commitment fee.  These costs were to be amortized over the life of the Sub Debt Facility using the straight-line method from the date the loan agreement was effective.  The termination of the agreement in May 2013 resulted in a non-cash charge to the income statement in the amount of $11.5 million for the remaining unamortized value associated with the warrants.

Recently Adopted Accounting Pronouncements

Income Taxes (Topic 740):  Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists

In July 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-11, Income Taxes (Topic 740):  Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.  The update aims to clarify presentation and disclosure of unrecognized tax benefits to ensure consistency among organizations.  The adoption of this guidance did not have a material impact on the Company’s financial condition, results of operation, or cash flows.

NOTE 4 — MINING PROPERTIES, LAND AND WATER RIGHTS

We currently have interests in two mining properties that are the primary focus of our operations.  The Mt. Hope Project is currently in the development stage and the Liberty Property is in the exploration and evaluation stage.  We also have certain other, non-core, mining properties that are being evaluated for sale.  This discussion includes the cost associated with the mining properties, land and water rights we hold.  See Note 11 for discussion of permitting and legal status of these assets.

	At June 30, 2013	At December 31, 2012
Mt. Hope Project:
Development costs	$148,419	$120,829
Mineral, land and water rights	11,728	11,728
Advance Royalties	28,300	27,800
Total Mt. Hope Project	188,447	160,357
Total Liberty Property	9,708	9,721
Other Properties	889	889
Total	$199,044	$170,967

On June 26, 2009, the Company and Josephine Mining Corp. (“JMC”), a privately-owned Canadian company whose president is a related party to a member of the Company’s Board, entered into an Option to Purchase Agreement for the Company’s non-core Turner Gold property, a multi-metallic property located in Josephine County, Oregon, which the Company had acquired in 2004.  JMC paid $0.1 million upon entering into the agreement, an additional $0.3 million in January 2011, an additional $0.3 million in December 2011, and an additional $0.5 million during the second half of 2012. Of the $1.6 million paid to date, $1.4 million will be applied to the purchase price and has been recorded as a deferred gain pending completion of the purchase.  The remaining $0.2 million paid to date represents non-refundable fees paid in exchange for extending the due date of future installment payments.  In the second half of 2012, the Company and JMC entered into amendments extending the date by which the final payment of $1.0 million is due to May 31, 2013, in exchange for fees of $150,000, which are not applicable to the purchase price.  On May 25, 2013, the Company and JMC entered into an amendment whereby JMC would pay $0.4 million of the outstanding balance by May 31, 2013 with the remaining $0.6 million due by December 2, 2013.  JMC made the required payment on May 31, 2013.  The periodic payments allow JMC certain exploratory rights.  Ownership of the Turner Gold property will transfer to JMC upon the final payment. The Company will also retain a production royalty of 1.5% of all net smelter returns on future production from the property, should JMC acquire the property.  The book value of the Company’s investment in the Turner Gold property is approximately $0.8 million.

On September 30, 2011, the Company and Russell Mining & Minerals, Inc. (“RMMI”), a privately-owned company whose president is a related party to one of the Company’s Board members, entered into an Option to Purchase Agreement for the Company’s non-core Detroit Copper property, a multi-metallic property located in Marion County, Oregon.  RMMI paid $0.1 million upon entering into the agreement.  The agreement required an additional $0.3 million installment payment on March 31, 2013.  RMMI did not make the second installment payment, and as such, the Option to Purchase Agreement has been terminated and the property will remain with the Company.  The $0.1 million payment was non-refundable and has been recorded as other income in the Company’s financial statements as of June 30, 2013.

Development costs and Deposits on project property, plant and equipment

Development costs of $148.4 million include hydrology and drilling costs, expenditures to further the permitting process, capitalized salaries, project engineering costs, and other expenditures required to fully develop the Mt. Hope Project.  Deposits on project property, plant and equipment of $73.0 million represent ongoing progress payments on equipment orders for the custom-built grinding and milling equipment, related electric mill drives, and other processing equipment that require the longest lead times.

Restricted Cash held for Electricity Transmission

The LLC has paid $12.0 million into an escrow arrangement for electricity transmission services.  The amount represents security for a third party transmission contract that will provide power to the Mt. Hope Project, and is accounted for as restricted cash. In the event that electricity transmission is not delivered to the Mt. Hope Project commencing on December 1, 2015, the LLC will work with the provider to resell the available transmission.  To the extent that the transmission capacity cannot be resold, the LLC will forfeit the $12.0 million over a five year period according to a contractual monthly drawdown schedule.

Writedowns of Development Costs and Deposits

In 2011, the Company wrote off approximately $3.4 million in deposits, representing 50% of the deposit payments made to an equipment vendor, related to a contract for the purchase of electric shovels because of the passage of a June 30, 2011 deadline for a firm purchase order, at which time the LLC’s contract to purchase two electric shovels expired.  On July 11, 2012 we signed a letter of intent with the vendor providing for the opportunity to purchase the electric shovels at prices consistent with the expired contract, less a special discount in the amount of $3.4 million to provide credit to the LLC for amounts paid as deposits under the expired contract.  The agreement provides that equipment pricing will remain subject to inflation indexes and guarantees production slots to ensure that the equipment is available when required by the LLC.  On May 1, 2013, the parties agreed to extend the letter of intent through October 25, 2013.

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

In January 2013, the LLC commenced preliminary construction activities at the Mt. Hope Project resulting in additional disturbance at the property.  This has resulted in an increase to the reclamation liabilities recorded in the LLC’s financial statements.  The following table shows asset retirement obligations for future mine closure and reclamation costs in connection with the Mt. Hope Project:

At June 30, 2013 (in thousands)
At January 1, 2013	—
Additions	$1,233.8
Accretion	—
At June 30, 2013	1,233.8

The Company and the LLC are required by US federal and state laws to provide financial assurance sufficient to allow a third party to implement approved closure and reclamation plans if the LLC is unable to do so.  The laws govern the determination of the scope, cost of the closure, reclamation obligation and the amount and forms of financial assurance.  As of June 30, 2013, the LLC has provided the appropriate regulatory authorities with $73.1 million in reclamation financial guarantees through the posting of bonds for closure of the Mt. Hope Project as planned in the ROD.  As of June 30, 2013, we had $6.6 million in cash deposits associated with these bonds, which are accounted for as restricted cash.  The LLC estimates that the cash deposits are sufficient to satisfy any reclamation obligation that currently exists at the site.

The estimated future reclamation costs for the Mt. Hope Project have been discounted using a rate of 8%.  The total inflated and undiscounted estimated reclamation costs associated with current disturbance at the Mt. Hope Project were $10.7 million at June 30, 2013.

The Company’s Liberty property is currently in the exploration stage.  The Company has not discounted the reclamation liability incurred at the Liberty property as the total liability is approximately $0.1 million.

NOTE 6 — COMMON STOCK UNITS, COMMON STOCK AND COMMON STOCK WARRANTS

During the three and six months ended June 30, 2013, respectively, we issued 5,590 and 421,417 shares of common stock pursuant to stock awards under the 2006 Equity Incentive Plan.

During the three and six months ended June 30, 2013, options representing nil and 20,000 shares, respectively, were exercised for cash in the amount of $0.1 million, options representing nil and 250,000 shares, respectively, (the 250,000 options were exercised in a cashless exchange resulting in the issuance of 46,165 shares) and 145,827 and 5,590 shares of common stock, respectively, were issued pursuant to stock awards.

All warrants outstanding at June 30, 2013 are exercisable at $5.00 per share once General Moly has received financing necessary for the commencement of commercial production at the Mt. Hope Project and will expire one year thereafter.

Pursuant to our Certificate of Incorporation, we are authorized to issue 200,000,000 shares of $0.001 par value common stock.  All shares have equal voting rights, are non-assessable and have one vote per share.  Voting rights are not cumulative and therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

NOTE 7 — PREFERRED STOCK

Pursuant to our Certificate of Incorporation we are authorized to issue 10,000,000 shares of $0.001 per share par value preferred stock.  The authorized but unissued shares of preferred stock may be issued in designated series from time to time by one or more resolutions adopted by the Board.  The Board has the authority to determine the preferences, limitations and relative rights of each series of preferred stock.  At June 30, 2013, no shares of preferred stock were issued or outstanding.

NOTE 8 — EQUITY INCENTIVES

In 2006, the Board and shareholders of the Company approved the 2006 Equity Incentive Plan (“2006 Plan”) that replaced the 2003 Equity Incentive Plan (“2003 Plan”).  In May 2010, our shareholders approved an amendment to the 2006 Plan increasing the number of shares that may be issued under the plan by 4,500,000 shares to 9,600,000 shares.  The 2006 Plan authorizes the Board, or a committee of the Board, to issue or transfer up to an aggregate of 9,600,000 shares of common stock, of which 3,029,051 remain available for issuance as of June 30, 2013.  Awards under the 2006 Plan may include incentive stock options, non-statutory stock options, restricted stock units, restricted stock awards, and stock appreciation rights (“SARs”).  At the option of the Board, SARs may be settled with cash, shares, or a combination of cash and shares.  The Company settles the exercise of other stock-based compensation with newly issued common shares.

Stock-based compensation cost is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes option pricing model and is recognized as compensation ratably on a straight-line basis over the requisite vesting/service period.  As of June 30, 2013, there was $3.7 million of total unrecognized compensation cost related to share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.6 years.

Stock Options and Stock Appreciation Rights

All stock options and stock appreciation rights are approved prior to or on the date of grant.  Stock options and SARs are granted at an exercise price equal to or greater than the Company’s closing stock price on the date of grant.  Both award types vest over a period of zero to three years with a contractual term of five years after vesting.  The Company estimates the fair value of stock options and SARs using the Black-Scholes valuation model.  Key inputs and assumptions used to estimate the fair value of stock options and SARs include the grant price of the award, expected option term, volatility of the Company’s stock, the risk-free rate and the Company’s dividend yield.  The following table presents the weighted-average assumptions used in the valuation and the resulting weighted-average fair value per option or SAR granted:

For the Six Months Ended June 30:	2013
Expected Life *	3.5 to 6.0 years
Interest Rate+	0.36% to 2.58%
Volatility **+	73.43% to 94.60%
Dividend Yields	—
Weighted Average Fair Value of Stock Appreciation Rights Granted During the Six Months	$—

*	The expected life is the number of years that the Company estimates, based upon history, that options or SARs will be outstanding prior to exercise or forfeiture.
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

At June 30, 2013, the aggregate intrinsic value of outstanding and exercisable (fully vested) options and SARs was $0.4 million and had a weighted-average remaining contractual term of 1.9 years.  The total intrinsic value of options exercised during the six months ended June 30, 2013 was nil.  No SARs were exercised during the six months ended June 30, 2013.

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

The compensation expense recognized by the Company for Stock Awards is based on the closing market price of the Company’s common stock on the date of grant.  For the six months ended June 30, 2013, the weighted-average grant date fair value for Stock Awards was $3.93.  The total fair value of stock awards vested during 2013 is $0.6 million.

Summary of Equity Incentive Awards

The following table summarizes activity under the Plans during the six months ended June 30, 2013:

	Stock Options		SARs		Stock Awards
	Weighted Average Exercise Price	Number of Shares Under Option	Weighted Average Strike Price	Number of Shares Under Option	Weighted Average Grant Price	Number of Shares
Balance at January 1, 2013	$6.22	1,266,658	$3.29	1,639,631	$4.22	1,136,223
Awards Granted	—	—	—	—	3.93	164,451
Awards Exercised or Earned	2.75	(270,000)	—	—	4.09	(155,032)
Awards Forfeited	—	—	3.59	(12,600)	4.85	(1,338)
Awards Expired	5.38	(228,325)	4.25	(11,759)	—	—
Balance at June 30, 2013	$7.42	768,333	3.29	1,615,272	4.17	1,144,304

Exercisable at June 30, 2013	$6.17	618,333	1.85	513,367

A summary of the status of the non-vested awards as of June 30, 2013 and changes during the six months ended June 30, 2013 is presented below.

	Stock Options		SARs		Stock Awards
	Weighted Average Fair Value	Number of Shares Under Option	Weighted Average Fair Value	Number of Shares Under Option	Weighted Average Fair Value	Number of Shares
Balance at January 1, 2013	$6.40	150,000	$3.95	1,131,841	$4.22	1,136,223
Awards Granted	—	—	—	—	3.93	164,451
Awards Vested or Earned	—	—	4.22	(17,336)	4.09	(155,032)
Awards Forfeited	—	—	3.59	(12,600)	4.85	(1,338)
Balance at June 30, 2013	$6.40	150,000	3.95	1,101,905	4.17	1,144,304

Compensation Cost Recognized and Capitalized Related to Equity Incentives

Summary of Compensation Cost Recognized and Capitalized related to Equity Incentives for the Six Months Ended June 30, 2013 and for the Year Ended December 31 (in thousands):	June 30, 2013	December 31, 2012
Stock Options	$—	$1
SARs
Performance based	280	419
Vesting over time	88	257
Stock Awards:
Performance based	190	309
Vesting over time	434	539
Board of Directors and Secretary	581	528
Total	$1,573	$2,053
Included in:
Capitalized as Development	460	639
Expensed	1,113	1,414
	$1,573	$2,053

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

NOTE 9 — CHANGES IN CONTINGENTLY REDEEMABLE NONCONTROLLING INTEREST AND EQUITY

	Activity for Six Months Ended
Changes in Contingently Redeemable Noncontrolling Interest (Dollars in thousands)	June 30, 2013	June 30, 2012
Total Contingently Redeemable Noncontrolling Interest January 1, 2013, & 2012, respectively	$201,880	$98,073
Plus: Capital Contributions Attributable to CRNCI	6,655	—
Total Contingently Redeemable Noncontrolling Interest June 30, 2013, and 2012, respectively	$208,535	$98,073

	Activity for Six Months Ended
Changes in Equity	June 30, 2013	June 30, 2012
Common stock:
At beginning of period	91	91
Stock Awards	1	—
At end of period	92	91

Additional paid-in capital:
At beginning of period	270,902	255,894
Exercised options	48	559
Exercised warrants	—	—
Stock based compensation	1,573	1,284
At end of period	272,523	257,737
Accumulated deficit:
At beginning of period	(122,853)	(112,933)
Consolidated net loss	(17,300)	(5,834)
At end of period	(140,153)	(118,767)

Total Equity June 30, 2013, and 2012, respectively	$132,462	$139,061

NOTE 10 — INCOME TAXES

At June 30, 2013 and December 31, 2012 we had deferred tax assets principally arising from the net operating loss carry-forwards for income tax purposes multiplied by an expected rate of 35%. As management of the Company cannot determine that it is more likely than not that we will realize the benefit of the deferred tax assets, a valuation allowance equal to the net deferred tax asset has been established at June 30, 2013 and December 31, 2012. The significant components of the deferred tax asset at June 30, 2013 and December 31, 2012 were as follows (in thousands):

	June 30, 2013	December 31, 2012
Operating loss carry forward	$203,592	$181,936
Unamortized exploration expense	10,039	10,579
Fixed asset depreciation	29	(29)
Deductible stock based compensation	2,656	2,446
Other	225	241
Deductible temporary difference	$216,541	$195,173
Taxable temporary difference — Investment in Eureka Moly, LLC	$(99,881)	$(84,120)
Net deductible temporary difference	$116,660	$111,053
Deferred tax asset	$40,831	$38,869
Deferred tax asset valuation allowance	$(40,831)	$(38,869)
Net deferred tax asset	$—	$—

At June 30, 2013 and December 31, 2012 we had net operating loss carry-forwards of approximately $203.6 million and $181.9 million, respectively, which expire in the years 2017 through 2033.  The change in the allowance account from December 31, 2012 to June 30, 2013 was $2.0 million.

As of June 30, 2013 and December 31, 2012, the Company had no unrecognized tax benefits.  There was no change in the amount of unrecognized tax benefits as a result of tax positions taken during the year or in prior periods or due to settlements with taxing authorities or lapses of applicable statues of limitations.  The Company is open to federal and state tax audits until the applicable statutes of limitations expire.

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

The Lease Agreement requires a payment of 3% of certain construction capital costs, defined in the Lease Agreement as the Capital Construction Cost Estimate (the “Estimate”).  The Estimate payment is treated as an Advance Royalty payment under the Lease Agreement.  The LLC is obligated to pay a portion of the Estimate each time capital is raised for the Mt. Hope Project based on 3% of the expected capital to be used for those certain construction capital costs defined in the lease.  Through June 30, 2013, we have paid $22.6 million of the total Estimate.  A final reconciliation payment on the Estimate will be due following the commencement of commercial production, after as-built costs are definitively determined.  Based on the revised capital estimate discussed in Management’s Discussion & Analysis below, and the current proposed timeline for the commencement of commercial production, the Company estimates that an additional $4.2 million will be due in 2016, which amount has been accrued as of June 30, 2013.  The capital estimates may be subject to escalation in the event the Company experiences delays in achieving full financing for the Mt. Hope Project.

The LLC is also obligated to make a minimum annual advance royalty payment (“Annual Advance Royalty”) of $0.5 million each October 19th following the payment in October of 2012, for any year wherein commercial production has not been achieved or the Production Royalty (as hereinafter defined) is less than $0.5 million.  As commercial production is not anticipated to commence until late 2015 or early 2016, the Company has accrued $1.5 million in Annual Advance Royalty payments which will be due in three $0.5 million installments in October 2013, 2014, and 2015.  The Estimate and the Annual Advance Royalty are collectively referred to as the “Advance Royalties.”  All Advance Royalties are credited against the MHMI Production Royalties once the mine has achieved commercial production.  After the mine begins production, the LLC estimates that the Production Royalties will be in excess of the Annual Advance Royalties for the life of the project and, further, the Estimate will be credited against MHMI Production Royalties at the rate of 50% of Production Royalties on an annual basis until fully consumed.

Deposits on project property, plant and equipment

At June 30, 2013, we have active orders with varying stages of fabrication on milling process equipment comprised of two 230kV primary transformers and substation, a primary crusher, a semi-autogenous mill, two ball mills, and various motors for the mills.  In late 2012 and early 2013, the LLC made additional commitments for wellfield materials and equipment, and placed purchase orders for long-lead milling process equipment including the commitments for the engineering portion of flotation cells and the roaster.

The following table sets forth the LLC’s cash commitments under mining and milling equipment contracts (collectively, “Purchase Contracts”) at June 30, 2013 (in millions):

Year	As of June 30, 2013
2013	$2.2
2014 and thereafter	15.8
Total (1)	$18.0

(1)                                 In 2012, the LLC issued a firm purchase order for 18 haul trucks.  The order provides for delivery of those haul trucks required to perform initial mine development, which will begin several months prior to commercial production.  Non-refundable down-payments of $1.2 million were made in 2012, and pricing is subject to escalation if the trucks are not delivered before December 31, 2013. The contract is cancellable with no further liability to the LLC up until approximately five months prior to the time of truck shipment.  The LLC is currently renegotiating the timelines for truck delivery and the potential impact from escalation if deliveries move into 2014.

Also in 2012, the LLC issued a firm purchase order for four mine production drills with a non-refundable down-payment of $0.4 million, and pricing was subject to escalation if the drills were not delivered before the end of 2013.  In June of 2013, the LLC signed a change order which delayed delivery into the second half of 2014 and triggered a $0.2 million price increase.  The contract remains cancellable with no further liability to the LLC until approximately 5 months prior to the time the drills are shipped.

At June 30, 2012, the LLC’s contract to purchase two electric shovels expired.  On July 11, 2012 we signed a letter of intent with the vendor providing for the opportunity to purchase the electric shovels at prices consistent with the expired contract, less a special discount in the amount of $3.4 million to provide credit to the LLC for amounts paid as deposits under the expired contract.  The agreement provides that equipment pricing will remain subject to inflation indexes and guarantees production slots to ensure that the equipment is available when required by the LLC.  On May 1, 2013, the parties agreed to extend the letter of intent through October 25, 2013.

Obligations under capital and operating leases

We have contractual obligations under capital and operating leases that will require a total of $0.4 million in payments over the next three years.  Assets under capital lease relate to light vehicles leased by the Company for use in operations.  Operating leases consist primarily of rents on office facilities and office equipment.  Our expected payments are $0.2 million, $0.1 million and $0.1 million for the years ended December 31, 2013, 2014, and 2015, respectively.  We incurred charges of approximately $0.1 million for the six months ended June 30, 2013 in amortization on assets under capital lease.

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

The Trust may be funded by the LLC over several years based on the achievement of certain milestones, which are considered probable, and as such $4.0 million has been accrued in the Company’s June 30, 2013, financial statements and is included in mining properties, land, and water rights.

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

On February 15, 2013, Great Basin Resource Watch and the Western Shoshone Defense Project (“Plaintiffs”) filed a Complaint against the United States Department of Interior and BLM in the U.S. District Court, District of Nevada, seeking relief under the National Environmental Policy Act (“NEPA”) and other federal laws challenging the BLM’s issuance of the ROD for the Mt. Hope Project, and on February 20, 2013 filed a Motion for a Preliminary Injunction.  The LLC filed its unopposed Motion to Intervene on March 12, 2013 and its opposition to the Motion for a Preliminary Injunction and response brief on March 29, 2013.  Plaintiffs’ reply brief was filed April 12, 2013.  On July 11, 2013, the Court granted our Motion to Intervene and accepted our filings, and on July 22nd the Court Ordered that oral argument regarding the Plaintiffs’ Motion for Preliminary Injunction is set for September 3, 2013.

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

Water Rights Considerations

The Nevada State Engineer (“State Engineer”) issued all water permits for the Mt. Hope Project on December 14, 2011 and certain amended permits on January 4, 2012, and the water became available for use following the State Engineer’s approval of the Company’s Monitoring, Management and Mitigation Plan (“3M Plan”) on June 6, 2012.  Two individual water rights holders appealed the State Engineer’s approval of the Company’s 3M Plan to the Nevada State District Court (“District Court”).  Following oral argument on April 15, 2013, the District Court denied the Petition for Judicial Review of the 3M Plan and issued its written Order on May 17, 2013.  Thereafter, Petitioners filed an appeal on May 20, 2013 of the District’s Court Order to the Nevada Supreme Court.  Petitioners sought consolidation of the 3M appeal with the appeal of the State Engineer’s grant of the Company’s water rights applications discussed below, and over the objection of the Company and the State Engineer, the Nevada Supreme Court has consolidated the two matters.

In August, 2011, Eureka County and two other parties comprised of three individual water rights holders in Diamond Valley and one in Kobeh Valley appealed to the District Court the State Engineer’s July 15, 2011 Ruling that granted the Company’s water rights applications.  On June 13, 2012, the District Court denied the appeals and affirmed the State Engineer’s Ruling.  On July 10 and 11, 2012, respectively, Eureka County and another party comprised of one individual water rights holder in Diamond Valley and one in Kobeh Valley filed Notices of Appeal to the Nevada Supreme Court, appealing the District Court’s Order denying their appeals of the State Engineer’s 2011 Ruling.

We are confident the Nevada Supreme Court will uphold the District Court’s Orders regarding the 3M plan and the water rights applications.  No hearing date has been set as of the date of this filing.

Notwithstanding, subject to the ongoing Nevada Supreme Court consolidated appeal, the Company’s water permits have been granted and the water remains available to the Company, as described above, for use at the Mt. Hope Project.

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

ITEM 2.                                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References made in this Quarterly Report on Form 10-Q to “we,” “our,” “us,” or the “Company,” refer to General Moly, Inc.

The following discussion and analysis of our financial condition and results of operations constitutes management’s review of the factors that affected our financial and operating performance for three and six months ended June 30, 2013, and 2012.  This discussion should be read in conjunction with the consolidated financial statements and notes thereto contained elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2012, which was filed on March 8, 2013.

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

The worldwide molybdenum price fluctuated between $5.33 per pound in 2003 to over $40.00 per pound in 2005 and traded in the mid-$30s per pound prior to October 2008, when prices fell from approximately $33.50 per pound to $7.70 per pound in April 2009 as a result of the global economic collapse.  Subsequent to April 2009, prices slowly rose, finishing 2009 at $12.00 per pound and further increasing to finish 2010 at $16.40 per pound.  During 2013, prices have continued to trade in a relatively narrow range finishing the quarter at $10.10 per pound, according to Ryan’s Notes, and were trading at $9.30 per pound as of late July 2013.

Project Ownership

From October 2005 to January 2008, we owned the rights to 100% of the Mt. Hope Project.  Effective as of January 1, 2008, we contributed all of our interest in the assets related to the Mt. Hope Project, including our lease of the Mt. Hope Project into Eureka Moly, LLC (“the LLC”), and in February 2008 entered into an agreement (“LLC Agreement”) for the development and operation of the Mt. Hope Project with POS-Minerals Corporation (“POS-Minerals”).  Under the LLC Agreement, POS-Minerals owns a 20% interest in the LLC and General Moly, through Nevada Moly, LLC (“Nevada Moly”), a wholly-owned subsidiary, owns an 80% interest.  The ownership interests and/or required capital contributions under the LLC Agreement can change as discussed below.

Pursuant to the terms of the LLC Agreement, POS-Minerals made its first and second capital contributions to the LLC totaling $100.0 million during the year ended December 31, 2008 (“Initial Contributions”).  Additional amounts of $100.7 million were received from POS-Minerals in December 2012, following receipt of major operating permits for the Mt. Hope Project, including the Record of Decision (“ROD”) from the U.S. Bureau of Land Management (“BLM”).

In addition, as commercial production at the Mt. Hope Project was not achieved by December 31, 2011, the LLC will be required to return to POS-Minerals $36.0 million of its capital contributions to the LLC, with no corresponding reduction in POS-Minerals’ ownership percentage.  This return of contributions payment will be due 20 days after the commencement of commercial production, as defined in the LLC Agreement.  Based on our current plan, subject to availability of full financing for construction of the Mt. Hope Project, we anticipate commercial production will be achieved following a 20 — 24 month construction period.  Nevada

Moly is obligated under the terms of the LLC Agreement to make capital contributions to the LLC to fund the return of contributions to POS-Minerals upon achievement of commercial production (i.e. when the contingency is resolved).  If Nevada Moly does not fund their additional capital contribution in order for the LLC to return to POS-Minerals $36.0 million of its total capital contribution, POS-Minerals has an election to either make a secured loan to the LLC to fund the return of contributions, or receive an additional interest in the LLC of approximately 5%.  In the latter case, our (Nevada Moly’s) interest in the LLC is subject to dilution by a percentage equal to the ratio of 1.5 times the amount of the unpaid contributions over the aggregate amount of deemed capital contributions (as determined under the LLC Agreement) of both parties to the LLC (“Dilution Formula”).  At June 30, 2013, the aggregate amount of deemed capital contributions of both parties was $1,052.1 million.

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

Beginning in November 2012, the Company and POS-Minerals began making monthly pro rata capital contributions to the LLC to fund costs incurred as required by the LLC agreement.  To date, all required monthly contributions have been made by both parties.  The interest of a party in the LLC that does not make its monthly pro rata capital contributions to fund costs incurred is subject to dilution based on the Dilution Formula.

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

On February 15, 2013, Great Basin Resource Watch and the Western Shoshone Defense Project (“Plaintiffs”) filed a Complaint against the United States Department of Interior and BLM in the U.S. District Court, District of Nevada, seeking relief under the National Environmental Policy Act (“NEPA”) and other federal laws challenging the BLM’s issuance of the ROD for the Mt. Hope Project, and on February 20, 2013 filed a Motion for a Preliminary Injunction.  The LLC filed its unopposed Motion to Intervene on March 12, 2013 and its opposition to the Motion for a Preliminary Injunction and response brief on March 29, 2013.  Plaintiffs’ reply brief was filed April 12, 2013.  On July 11, 2013, the Court granted our Motion to Intervene and accepted our filings, and on July 22nd the Court Ordered that oral argument regarding the Plaintiffs’ Motion for Preliminary Injunction is set for September 3, 2013.

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

The State of Nevada Division of Environmental Protection (“NDEP”) issued a Reclamation Permit for the Mt. Hope Project on November 19, 2012, which authorizes surface disturbance and construction of facilities.  The Reclamation Permit also approves the reclamation cost estimate of approximately $73 million and established bonding requirements based on this estimate.  On December 18, 2012, BLM accepted the LLC’s reclamation surety bonding for the Mt. Hope Project.  The surety bond program has been funded with an initial collateral and premium cash payment of $5.6 million and requires additional cash funding of $11.6 million through the construction process for a total of $17.2 million, which is in alignment with the net cash bonding cost included in the August 2012 capital estimate. This total covers the surface disturbance and facilities anticipated to be created and constructed in the first three years following construction of the Project, and is subject to ongoing evaluation thereafter. With the surety program in place and the initial contribution funded, the BLM has authorized that surface disturbance in conformity with the ROD may proceed.

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

On January 2, 2013, the Public Utilities Commission of Nevada (“PUCN”) granted the LLC’s permit to construct a 230 kV power line that interconnects with Nevada Energy’s transmission system at the existing Machacek Substation located near the town of Eureka, NV and extend it approximately 25 miles to the planned Mt. Hope Substation.  In addition, the BLM approved the LLC’s surety bonds for reclamation of disturbance associated with construction of the 230 kV power transmission line.  The PUCN permit and approved bond allows the LLC to build the transmission infrastructure in a timely manner and provide the necessary capacity to power construction activities and Mt. Hope Project operations. Construction of the transmission line will also include upgrades to the existing substation near Eureka that will improve the reliability of electrical power to the community.  At full production the Mt. Hope Project will have a total electrical demand load of approximately 75 megawatts. Transmission capacity was secured in 2008 and the LLC is currently negotiating for generating capacity, which will be available once the power line is constructed and energized.

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

The LLC initiated preliminary construction activities in early January 2013 including early well field development and clearing and grubbing of terrain. The initial focus was on clearing the open pit mine site, mill site, tailings dam and administrative office areas as well as clearing the water pipeline corridors in preparation for developing the well field and water distribution system to support heavy construction activities. Further activities have been suspended as a result of the delay in financing for the Project and will resume as alternative financing becomes available.

Water Rights Update

The Nevada State Engineer (“State Engineer”) issued all water permits for the Mt. Hope Project on December 14, 2011 and certain amended permits on January 4, 2012, and the water became available for use following the State Engineer’s approval of the Company’s Monitoring, Management and Mitigation Plan (“3M Plan”) on June 6, 2012.  Two individual water rights holders appealed the State Engineer’s approval of the Company’s 3M Plan to the Nevada State District Court (“District Court”).  Following oral argument on April 15, 2013, the District Court denied the Petition for Judicial Review of the 3M Plan and issued is written Order on May 17, 2013.  Thereafter, Petitioners filed an appeal on May 20, 2013 of the District’s Court Order to the Nevada Supreme Court.  Petitioners sought consolidation of the 3M appeal with the appeal of the State Engineer’s grant of the Company’s water rights applications discussed below, and over the objection of the Company and the State Engineer, the Nevada Supreme Court has consolidated the two matters.

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

We are confident the Nevada Supreme Court will uphold the District Court’s Orders regarding the 3M plan and the water rights applications.  No hearing date has been set as of the date of this filing.

Notwithstanding, subject to the ongoing Nevada Supreme Court consolidated appeal, the Company’s water permits have been granted and the water remains available to the Company, as described above, for use at the Mt. Hope Project.

Capital Estimates

The development of the Mt. Hope Project has a Project Capital Estimate of $1,269 million, which includes development costs of approximately $1,202 million and $67 million in cash financial assurance requirements, advance royalty payments, and power pre-payment estimates.  The Project Capital Estimate is based on 2012 pricing and is subject to escalation associated primarily with equipment, construction labor, commodities, and project delays.  These amounts do not include financing costs or amounts necessary to fund operating working capital and potential capital overruns, will be subject to additional holding costs as the Company experiences delays in achieving its portion of financing for the Mt. Hope Project, and may be subject to other escalation as contracts and purchase arrangements are finalized at the then current pricing.  From October 2007 through the six months ended June 30, 2013, the LLC has spent approximately $251.8 million on the Mt. Hope Project.

Equipment and Supply Procurement

Through June 30, 2013, the LLC has made deposits and / or final payments of $73.0 million on equipment orders, has spent approximately $166.8 million for the development of the Mt. Hope Project and has paid $12.0 million into an escrow arrangement for electricity transmission services.

In late 2012 and early 2013, the LLC made additional commitments for wellfield materials and equipment, and placed purchase orders for long-lead milling process equipment including the commitments for the engineering portion of flotation cells and the roaster.  Based on such commitments, as of the end of June 2013 we expect to make additional payments of approximately $2.2 million in 2013 and $15.8 million in 2014.

In 2012, the LLC issued a firm purchase order for 18 haul trucks.  The order provides for delivery of those haul trucks required to perform initial mine development, which will begin several months prior to commercial production.  Non-refundable down-payments of $1.2 million were made in 2012, and pricing is subject to escalation if the trucks are not delivered before December 31, 2013. The contract is cancellable with no further liability to the LLC up until approximately five months prior to the time of truck shipment.  The LLC is currently renegotiating the timelines for truck delivery and the potential impact from escalation if deliveries move into 2014.

Also in 2012, the LLC issued a firm purchase order for four mine production drills with a non-refundable down-payment of $0.4 million, and pricing was subject to escalation if the drills were not delivered before the end of 2013.  In June of 2013, the LLC signed a change order which delayed delivery into the second half of 2014 and triggered a $0.2 million price increase.  The contract remains cancellable with no further liability to the LLC until approximately 5 months prior to the time the drills are shipped.

At June 30, 2012, the LLC’s contract to purchase two electric shovels expired.  On July 11, 2012 we signed a letter of intent with the vendor providing for the opportunity to purchase the electric shovels at prices consistent with the expired contract, less a special discount in the amount of $3.4 million to provide credit to the LLC for amounts paid as deposits under the expired contract.  The agreement provides that equipment pricing will remain subject to inflation indexes and guarantees production slots to ensure that the equipment is available when required by the LLC.  On May 1, 2013, the parties agreed to extend the letter of intent through October 25, 2013.

Agreements with Hanlong (USA) Mining Investment Inc.

In March 2010, we signed a series of agreements (the “Hanlong Transaction”) with Hanlong (USA) Mining Investment, Inc. (“Hanlong”), an affiliate of Sichuan Hanlong Group, a large privately held Chinese company.  The agreements described below form the basis of a $745 million transaction that is intended to provide the Company with adequate capital to contribute its 80% share of costs to develop the Mt. Hope Project.  The agreements include:  (a) a Securities Purchase Agreement that provides for the sale to Hanlong of shares of our common stock in two tranches that will aggregate 25% of our outstanding stock on a fully diluted basis for $80 million ($40 million per tranche), conditioned upon us receiving permits for the Mt. Hope Project and Hanlong’s obligation to continue to use commercially reasonable efforts to procure a $665 million loan from a Prime Chinese Bank (“Term Loan”) for our use in constructing the Mt. Hope Project; (b) a Stockholder Agreement that provides Hanlong representation on our Board of Directors (“Board”) and the LLC management committee, governs how Hanlong will vote its shares of the Company and limits Hanlong’s ability to purchase or dispose of our securities; (c)  a Bridge Loan whereby Hanlong provided $10 million to the Company to preserve liquidity until permits were received and the Term Loan is available; and (d) a long-term molybdenum supply off-take agreement (discussed further in Item 3 below) which requires Hanlong to purchase the Company’s entire share of the Mt. Hope Project’s molybdenum production above that necessary for the Company to meet its pre-existing supply commitments until the expiration of those commitments.

On March 20, 2013, the Company was notified that China Development Bank (“CDB”) had suspended work on the Term Loan.  This suspension relates to reports that Mr. Liu Han, Chairman of Hanlong has been detained by Chinese authorities.  The Company is working with its financial advisors to secure another Chinese strategic partner(s) to help advance the full financing of the Mt. Hope Project.  As the Company advances discussions with other potential financing partners, the various agreements outlined below may be modified, terminated or replaced.  There is no assurance that a suitable partner will be identified nor does the Company have an estimated timeframe for finalizing agreements with any potential new financing partner.

The Securities Purchase Agreement (“Purchase Agreement”)

Stock Purchase.  The Purchase Agreement provides, subject to its terms and conditions, including the obligation to procure the Term Loan, for the purchase by Hanlong of $80.0 million of our common stock, or approximately 27.5 million shares, which will equal 25% of our outstanding common stock on a fully-diluted basis.

The Purchase Agreement has been amended five times including:  (1) July 30, 2010 amendment extending the deadline for obtaining Chinese government approvals by two months to October 13, 2010, as well as extending the Company’s deadline for publishing its Draft Environmental Impact Statement (“DEIS”) and receiving its ROD (“ROD Condition”) to February 28, 2011, and November 30, 2011, respectively.  Hanlong received the Chinese government approvals for its equity investment in us and our DEIS was ultimately published, though this condition was subsequently eliminated as discussed below; (2) an October 26, 2010 amendment setting the closing of Hanlong’s purchase of the first $40.0 million tranche of equity for December 20, 2010 and eliminating the condition that required us to have our DEIS published prior to closing this funding; (3) a December 20, 2010 amendment that made certain non-substantive changes in connection with the closing of the first tranche of Hanlong’s equity investment (“Tranche 1”); (4) a July 7, 2011 amendment that eliminated the deadline for publication of the DEIS, extended the ROD deadline from November 30, 2011 to the earlier of nine months following DEIS publication or September 30, 2012, extended Hanlong’s commitment to make available the Term Loan from two months following ROD to nine months following the ROD, provided the ability for the Company to extend the ROD Condition date to the earlier of 12 months following DEIS publication and December 30, 2012 (“ROD Condition Extension”); and (5) a June 14, 2012 amendment that provided notice to Hanlong that the Company did not expect the BLM to issue the ROD before September 2, 2012 but did expect the ROD to be issued prior to December 2, 2012 and further provided notice that the Company wished to utilize the ROD Condition Extension, thereby amending the date by which the ROD must be issued to December 2, 2012, in exchange for agreement to pay the ROD Extension Fee, discussed below.  The ROD became effective on November 16, 2012; thereby fulfilling the Company’s requirements under the Purchase Agreement.

The Purchase Agreement may be terminated by either party (providing the terminating party is not in default) if the closing of the second tranche (“Tranche 2”) has not occurred on or before the earlier of December 31, 2012 or November 16, 2013, 12 months after the issuance of the ROD.  If the Purchase Agreement is terminated prior to the close of Tranche 2, the terminating party may be subject to liability for damages incurred or suffered by the non-terminating party as a result of a material breach by the terminating party of its obligations under the Purchase Agreement.

Under the terms of the Purchase Agreement, the Company was restricted in the ability to solicit or negotiate with entities other than Hanlong regarding alternative financing proposals until May 16, 2013 (“no-shop” provision).  After this date, the Company began working with its financial advisers to secure another Chinese strategic partner to help advance the full financing of the Term Loan.  The Company has also begun to pursue other potential financing sources such as capital markets, domestic and international credit markets, and bank project financing.

As discussed above, Tranche 2 has a purchase price of an additional $40.0 million provided Hanlong is able to facilitate closing of the Term Loan on or before August 16, 2013, unless the condition precedent of the Term Loan is waived by the Company.  If the condition of closing the Term Loan is waived by the Company, Hanlong remains obligated to close the Term Loan by November 16, 2013, 12 months following the receipt of ROD.  Other conditions significant to the closing of Tranche 2 require the completion of documentation and satisfaction of conditions precedent for the availability of funding under the Term Loan, described below.

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

Break Fees.  A break fee is payable by both the Company and Hanlong if the Purchase Agreement is terminated because of the failure of certain conditions.  A break fee of $10.0 million is payable to the Company if the Purchase Agreement is terminated because Hanlong fails to obtain necessary Chinese government approvals or fails to arrange the Term Loan thereby satisfying all conditions precedent to the closing of Tranche 2, on or before November 16, 2013, which may be offset against any principal balances owed by the Company under the Bridge Loan.  A break fee of $5.0 million is payable to Hanlong if the Purchase Agreement is terminated or the Company has violated the “no-shop” provisions of the Purchase Agreement.

On January 9, 2012, the Company and Hanlong executed an Option Agreement concerning the payment date for the ROD Extension Fee under the Purchase Agreement for no consideration.  The option was exercised on June 14, 2012, thereby amending the Purchase Agreement to extend payment of the $2.0 million ROD Extension Fee from December 2012 to April 30, 2013.  As the achievement of ROD by the September 2, 2012 deadline did not occur, a $2.0 million ROD Extension Fee was paid on April 25, 2013, and is included in capitalized debt issuance costs.  The payment of this fee will be credited against the arrangement fee described below.  In addition, the Company’s break fee was increased by $2.0 million at the time the option was exercised.  Therefore, the maximum amount of potential break fees payable by the Company is $7.0 million.  The break fee payable by the Company to Hanlong may be paid in cash, or, in certain circumstances, in shares of our common stock at our option.  If paid in shares, the price would be the volume weighted average of our common stock on the NYSE MKT for the five days ending six days after the announcement of the termination.

Stockholder Agreement

In connection with Hanlong’s purchase of our shares, Hanlong signed a Stockholder Agreement with the Company that limits Hanlong’s future acquisitions of our common stock, provides for designation of up to two directors to our Board and representation on the LLC management committee, and places some restrictions on Hanlong’s voting and disposition of our shares.

After the Tranche 1 closing, Hanlong became entitled to nominate one director to serve on our Board and one representative to the LLC management committee.  Nelson Chen currently serves in both of these capacities.  If the Tranche 2 conditions are met, upon closing and receipt of Hanlong’s $40 million payment to the Company, Hanlong would have the right to nominate a second director.  The Company would include and recommend the election of Hanlong’s nominees in the Board’s slate of nominees submitted to our stockholders, subject to the Board’s fiduciary obligations concerning nomination of directors and compliance by the nominee with applicable law and Company requirements concerning disclosure of information.  Mr. Chen was designated by Hanlong and appointed as a Class III member of our Board in September 2011, and was subsequently nominated and elected by a vote of the stockholders at the Company’s 2013 Annual Meeting of Stockholders for a three year term.  The Hanlong nominees may also serve on committees for which they are eligible.

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

Bridge Loan

Hanlong originally agreed to provide a $20.0 million Bridge Loan to the Company, available in two equal $10.0 million tranches.  On April 28, 2010, we drew down the first $10.0 million tranche.  The first tranche of the Bridge Loan bears interest at a rate tied to the London Interbank Offered Rate (“LIBOR”) plus 2% per annum.  The Company may offset its right to receive the break fee under the Purchase Agreement against its obligations to repay borrowings under the Bridge Loan.  On January 9, 2012, the Company and Hanlong executed a second Option Agreement concerning the Bridge Loan Agreement.  On June 14, 2012, the Company exercised the option, thereby amending the Bridge Loan Agreement for no consideration to extend the maturity date of the Bridge Loan from December 31, 2012 until April 30, 2013.  On April 3, 2013, the Company and Hanlong executed an additional amendment to the Bridge Loan extending the maturity date to November 16, 2013.  Availability of the second tranche of the Bridge Loan was terminated on March 31, 2013.

The outstanding balance of the Bridge Loan and related accrued interest are recorded as a current liability as of June 30, 2013 as the latest available maturity date of the Bridge Loan is November 16, 2013.  The Bridge Loan and our obligation to pay a break fee to Hanlong under the Purchase Agreement are secured by a pledge by us of a 10% interest in the LLC.

Chinese Bank Term Loan

Hanlong is obligated to use commercially reasonable efforts to procure a Term Loan in an amount of at least $665.0 million no later than 9 months following the issuance of the ROD, August 16, 2013, unless the condition precedent of the availability of the Term Loan is waived to close Tranche 2, in which case the Term Loan must close on or before November 16, 2013.  As noted above, failure by Hanlong to utilize best efforts to procure the Term Loan will result in payment of the break fee referenced above to the Company.  Under the Purchase Agreement, the Term Loan is expected to bear interest at LIBOR plus a spread of between 2% and 4% per annum.  The Purchase Agreement provides that the Term Loan would have customary covenants and conditions; however, the terms of the Term Loan have not yet been negotiated with the lender and we have no assurance as to the final terms of the Term Loan or any assurances that the Term Loan will be closed.  On March 20, 2013, the Company was notified that CDB had suspended work on the Term Loan.  This suspension relates to reports that Mr. Liu Han, Chairman of Hanlong has been detained by Chinese authorities.  The Company is working to secure another Chinese strategic partner to help advance the full financing of the Mt. Hope Project.  However, there can be no assurance that another partner will be secured on the same terms and conditions or at all.

Prior to the suspension instituted by CDB, the Company announced on February 16, 2012, that CDB had confirmed the basic terms underlying a proposed $665.0 million term loan to finance the Company’s 80% share of development costs for the Mt. Hope Project, including a CDB intention to lend $399.0 million and arrange a consortium of Chinese and international banks to fund the balance of $266.0 million.  At that time, the Term Loan was anticipated to carry a maturity of 12 years including a 30-month grace period to allow for the construction of the Mt. Hope Project.  The interest rate would remain subject to market conditions and Chinese government policy.  Hanlong or an affiliate is obligated to guarantee the Term Loan.  When funds can be drawn by the Company under the Term Loan, the Company is to pay a $15.0 million arrangement fee, less any applicable offsets, including the ROD Extension Fee of $2.0 million, to Hanlong who is to pay fees and expenses associated with the Term Loan before the Term Loan closing, including those charged by the Chinese bank.

Hanlong Subordinated Debt Facility

On October 26, 2012, the Company and Hanlong signed an agreement pertaining to the Subordinated Debt Facility (“Sub Debt Facility”) under which Hanlong agreed to provide up to $125.0 million to assist the Company in financing capital cost increases.    Simultaneously with the execution of the Sub Debt Facility, the Company issued a warrant to Hanlong with a 2.5 year maturity to purchase ten million shares of the Company’s common stock.  The warrant was priced at a 15% premium to the 10 day volume weighted average price on the issuance date, which resulted in a price of $4.23 per share, and became exercisable on April 26, 2013.  A value of $12.4 million was placed on the warrant using a Black-Scholes model.  This amount was recorded as loan commitment fees as of December 31, 2012.  As of March 31, 2013, the Company had expensed $0.7 million of the loan commitment fees associated with the warrant.  An additional $0.2 million was expensed during the second quarter of 2013.

On May 15, 2013, the Company announced that on May 14, 2013 we and Hanlong mutually agreed to terminate the Sub Debt Facility to provide the Company with greater flexibility in securing an additional Chinese strategic partner. The termination of the Sub Debt Facility also canceled the arrangement fee of $6.25 million payable upon closing of the Term Loan. Further, the warrant issued simultaneously with the Sub Debt Facility was terminated.   As the warrant was fully vested and exercisable at the time of termination, this resulted in a non-cash charge to the income statement for the remaining unamortized $11.5 million associated with the issuance of the warrant as of June 30, 2013.

Liquidity, Capital Resources and Capital Requirements

For the period from December 31, 2012 to June 30, 2013

Our total consolidated cash balance at June 30, 2013 was $34.7 million compared to $68.3 million at December 31, 2012.  The decrease in our cash balances for the six months ended June 30, 2013 was due primarily to development and general and administrative expenditures incurred of $40.3 million offset by the receipt of ongoing cash contributions received from POS-Minerals of $6.7 million.  Deposits on property, plant and equipment relate primarily to scheduled payments for long-lead time equipment for the Mt. Hope Project.  See “— Contractual Obligations” below.  The majority of funds expended were used to advance the Mt. Hope Project.

Total assets as of June 30, 2013 decreased to $373.0 million compared to $385.5 million as of December 31, 2012 primarily due to the write-off of capitalized debt issuance costs related to the warrants previously issued to Hanlong.

Based on our commitments as of June 30, 2013, we expect to make additional payments of approximately $2.2 million under milling process equipment orders through the end of 2013 and $15.8 million in 2014.  With our cash conservation plan, our non-equipment related cash requirements have declined to approximately $1.5 million per month.  When financing becomes available, as referenced in “Agreements with Hanlong (USA) Mining Investment Inc.”, equipment procurement will be restarted, and agreements that were suspended or terminated will be renegotiated under current market terms and conditions, as necessary.  In the event of an extended delay related to availability of the Company’s portion of full financing for the Mt. Hope Project, the Company will revise procurement and construction commitments to preserve liquidity, our equipment deposits and pricing structures.  Accordingly, based on our current cash on hand and our ongoing cash conservation plan, the Company expects it will have adequate liquidity through the first half of 2014.

Other Capital Requirements

We also require additional capital to maintain our mining claims and other rights related to the Liberty Project, as well as continue payment of ongoing general and administrative costs associated with supporting our planned operations.  We estimate that approximately $0.6 million will be expended on the Liberty Project over the next 12 months.

Results of Operations

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

For the three months ended June 30, 2013 we had a consolidated net loss of $14.3 million compared with a net loss of $2.7 million in the same period for 2012.

For the three months ended June 30, 2013 and 2012, exploration and evaluation expenses were $0.2 million and $0.2 million, respectively, reflecting continuous care and maintenance expense.

For the three months ended June 30, 2013 and 2012, general and administrative expenses were $2.4 million and $2.5 million, respectively, reflecting consistent spend on ongoing administrative costs.

For the three months ended June 30, 2013 and 2012, write down of warrant expense was $11.5 million and nil, respectively, as a result of the write off of loan commitment costs associated with the warrants issued to Hanlong in connection with the Sub Debt Facility.  The value of the warrants was written off upon termination of the warrant.

For the three months ended June 30, 2013 and 2012, interest income was nil as a result of low deposit interest rates on consolidated cash balances in 2013 and 2012.  Interest expense for the three months ended June 30, 2013 and 2012 was $0.3 million and nil, respectively as a result of interest accrued on the Bridge Loan and amortization of the loan commitment costs related to the Hanlong warrants in 2013.  The weighted average interest rate on the Bridge Loan was 2.29% and 2.50% for the six months ended June 30, 2013 and 2012, respectively.

Six months ended June 30, 2013, compared to six months ended June 30, 2012

For the six months ended June 30, 2013, we had a consolidated net loss of $17.3 million compared with a consolidated net loss of $5.8 million in the same period for 2012.  The 2013 net loss includes an $11.5 million write down as discussed below.

For the six months ended June 30, 2013, and 2012, exploration and evaluation expenses at the Liberty Project were $0.3 million and $0.3 million, respectively reflecting continuous care & maintenance expense.

For the six months ended June 30, 2013, and 2012, general and administrative expenses were $4.9 million and $5.4 million, respectively.  The decrease in costs compared to the previous year relates primarily to overall decreases in consulting and legal costs.  In 2013, a large portion of legal costs were capitalized as debt issuance costs.

For the six months ended June 30, 2013 and 2012, write down of warrant expense was $11.5 million and nil, respectively, as a result of the write off of loan commitment costs associated with the warrants issued to Hanlong in connection with the Sub Debt Facility.  The unamortized value of the warrants was written off upon termination of the warrant.

Interest income was nil for the six months ended June 30, 2013, and 2012, as a result of substantially lower interest rates and lower consolidated cash balances in 2013 and 2012.  Interest expense was $0.7 million and $0.1 million for the six months ended June 30, 2013, and 2012 as a result of interest accrued on the bridge loan outstanding during 2013 and 2012 and amortization of loan commitment costs related to the Hanlong warrants in 2013.

Contractual Obligations

Our contractual obligations as of June 30, 2013 were as follows, based on financing expectations:

	Payments due by period (in millions)
Contractual obligations	Total	2013	2014 - 2016	2017 - 2018	2019 & Beyond
Long-Term Debt (Capital Lease) Obligations	$—	$—	$—	$—	$—
Operating Lease Obligations	0.5	0.2	0.3	—	—
Agricultural Sustainability Trust Contributions	4.0	2.0	2.0	—	—
Equipment Purchase Contracts	18.0	2.2	15.8	—	—
Advance Royalties and Deferral Fees	5.7	0.5	5.2	—	—
Collateral and premium payments for post closure reclamation and remediation	8.3	1.2	7.1	—	—
3M Plan Contributions	1.0	0.3	0.7	—	—
Total	$37.5	$6.4	$31.1	$—	$—

At June 30, 2013, we have active orders in varying stages of fabrication on milling process equipment comprised of two 230kV primary transformers and substation, a primary crusher, a semi-autogenous mill, two ball mills, and various motors for the mills.  In late 2012 and early 2013, the LLC made additional commitments for wellfield materials and equipment, and placed purchase orders for long-lead milling process equipment including the commitments for the engineering portion of flotation cells and the roaster.

In 2012, the LLC issued a firm purchase order for 18 haul trucks.  The order provides for delivery of those haul trucks required to perform initial mine development, which will begin several months prior to commercial production.  Non-refundable down-payments of $1.2 million were made in 2012, and pricing is subject to escalation if the trucks are not delivered before December 31, 2013. The contract is cancellable with no further liability to the LLC up until approximately five months prior to the time of truck shipment.  The LLC is currently renegotiating the timelines for truck delivery and the potential impact from escalation if deliveries move into 2014.

Also in 2012, the LLC issued a firm purchase order for four mine production drills with a non-refundable down-payment of $0.4 million, and pricing was subject to escalation if the drills were not delivered before the end of 2013.  In June of 2013, the LLC signed a change order which delayed delivery into the second half of 2014 and triggered a $0.2 million price increase.  The contract remains cancellable with no further liability to the LLC until approximately 5 months prior to the time the drills are shipped.

At June 30, 2012, the LLC’s contract to purchase two electric shovels expired.  On July 11, 2012 we signed a letter of intent with the vendor providing for the opportunity to purchase the electric shovels at prices consistent with the expired contract, less a special discount in the amount of $3.4 million to provide credit to the LLC for amounts paid as deposits under the expired contract.  The agreement provides that equipment pricing will remain subject to inflation indexes and guarantees production slots to ensure that the equipment is available when required by the LLC.  On May 1, 2013, the parties agreed to extend the letter of intent through October 25, 2013.

The following table sets forth the LLC’s cash commitments under mining and milling equipment contracts (collectively, “Purchase Contracts”) at June 30, 2013 (in millions):

Period	Cash Commitments Under Equipment Purchase Contracts as of June 30, 2013
3rd Quarter 2013	2.0
4th Quarter 2013	0.2
Total 2013	2.2
2014	15.8
2015	—
2016	—
Total	$18.0

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

The worldwide molybdenum price fluctuated between $5.33 per pound in 2003 to over $40.00 per pound in 2005 and traded in the mid-$30s per pound prior to October 2008, when prices fell from approximately $33.50 per pound to $7.70 per pound in April 2009 as a result of the global economic collapse.  Subsequent to April 2009, prices slowly rose, finishing 2009 at $12.00 per pound and further increasing to finish 2010 at $16.40 per pound.  During 2013, prices have continued to trade in a relatively narrow range finishing the quarter at $10.10 per pound, according to Ryan’s Notes, and were trading at $9.30 per pound as of late July 2013.

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

On March 4, 2010, the Company entered into a molybdenum supply agreement (“Hanlong Agreement”) with China Han Long Mining Development Ltd and guaranteed by Hanlong (collectively “Hanlong Mining”).  Subject to Hanlong’s making the Term

Loan available to the Company under the Purchase Agreement, as discussed above, the Hanlong Agreement requires Hanlong Mining to purchase the Company’s entire share of the Mt. Hope molybdenum production above that necessary for the Company to meet its existing supply commitments until the expiration of those commitments.  After the expiration of the existing supply agreements, until the original scheduled maturity date of the Term Loan, or if the Company elects not to enter into the Term Loan, 14 years after commencement of commercial production, Hanlong Mining must annually purchase the greater of 16 million pounds or 70% of the Company’s share of Mt. Hope production.  Following the original scheduled maturity date of the Term Loan, or if the Company elects not to enter into the Term Loan, 14 years after commencement of commercial production from the Mt. Hope Mine, Hanlong Mining must purchase a percentage of the Company’s share of Mt. Hope production equal to 2.5 times Hanlong’s fully diluted percentage ownership of our common stock.  Subject to certain exceptions, the Hanlong Agreement will terminate once Hanlong’s fully-diluted ownership percentage falls below 5%.  As long as Hanlong continues to guarantee the Term Loan, the Hanlong Agreement will not terminate even if Hanlong’s ownership falls below 5%.  If the cause of Hanlong’s ownership falling below 5% is a change of control of the Company or a dilutive transaction in which Hanlong does not have the right to participate, the Hanlong Agreement will not terminate and Hanlong Mining will be obligated to continue to purchase a percentage of the Company’s share of Mt. Hope production equal to 2.5 times Hanlong’s fully-diluted percentage ownership of the Company as it existed immediately prior to such change of control or dilutive transaction.  If the Company elects not to enter into the Term Loan, and Tranche 2 under the Purchase Agreement does not close, Hanlong Mining’s obligation to purchase the Company’s share of Mt. Hope production in each of the periods described above will be half of the obligations described above.  The supply off-take agreement provides for a floor price, along with a discount for spot prices above the floor price, for twenty-five percent of the production Hanlong Mining receives. The remaining 75% of the production Hanlong receives will be sold with reference to spot molybdenum prices less a small discount.  This agreement with Hanlong Mining remains in effect as of June 30, 2013.  At such time as an alternative financing partner is identified, the Hanlong Agreement may be terminated or modified as part of the agreement with the new partner.

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

Interest Rate Risk

As of June 30, 2013, we had a balance of cash and cash equivalents of $34.7 million.  Interest rates on short term, highly liquid investments have not changed materially since December 31, 2010, and continue to be 1% or less on an annualized basis.  Our debt agreements have interest rates of LIBOR plus a percentage.  Any significant rise in the LIBOR rate during the course of our debt agreements may affect our ability to service the debt.

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

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

The Nevada State Engineer (“State Engineer”) issued all water permits for the Mt. Hope Project on December 14, 2011 and certain amended permits on January 4, 2012, and the water became available for use following the State Engineer’s approval of the Company’s Monitoring, Management and Mitigation Plan (“3M Plan”) on June 6, 2012.  Two individual water rights holders appealed the State Engineer’s approval of the Company’s 3M Plan to the Nevada State District Court (“District Court”).  Following oral argument on April 15, 2013, the District Court denied the Petition for Judicial Review of the 3M Plan and issued is written Order on May 17, 2013.  Thereafter, Petitioners filed an appeal on May 20, 2013 of the District’s Court Order to the Nevada Supreme Court.  Petitioners sought consolidation of the 3M appeal with the appeal of the State Engineer’s grant of the Company’s water rights applications discussed below, and over the objection of the Company and the State Engineer, the Nevada Supreme Court has consolidated the two matters.

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

We are confident the Nevada Supreme Court will uphold the District Court’s Orders regarding the 3M plan and the water rights applications.  No hearing date has been set as of the date of this filing.

Notwithstanding, subject to the ongoing Nevada Supreme Court consolidated appeal, the Company’s water permits have been granted and the water remains available to the Company, as described above, for use at the Mt. Hope Project.

On February 15, 2013, Great Basin Resource Watch and the Western Shoshone Defense Project (“Plaintiffs”) filed a Complaint against the United States Department of Interior and BLM in the U.S. District Court, District of Nevada, seeking relief under NEPA and other federal laws challenging the BLM’s issuance of the ROD for the Mt. Hope Project, and on February 20, 2013 filed a Motion for a Preliminary Injunction.  The LLC filed its unopposed Motion to Intervene on March 12, 2013 and its opposition to the Motion for a Preliminary Injunction and response brief on March 29, 2013.  Plaintiffs’ reply brief was filed April 12, 2013.  On July 11, 2013, the Court granted our Motion to Intervene and accepted our filings, and on July 22nd the Court Ordered that oral argument regarding  the Plaintiffs’ Motion for Preliminary Injunction is set for September 3, 2013.

The Mt. Hope Project underwent an exhaustive environmental analysis and review that lasted more than 6 years.  The process to complete the EIS included extensive public and cooperating agency input (including the BLM, the National Park Service, the U.S. Environmental Protection Agency, the Nevada Division of Wildlife and the County of Eureka).  The Company supports the work completed by the BLM and believes that the ROD complies with all federal statutes and rules, is very robust and defensible.

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

Subsequent to the Company’s filing of its Annual Report on 10-K for the year ended December 31, 2012, on March 20, 2013, the Company was notified that China Development Bank had provided instructions to its legal counsel to suspend work on the Term Loan.  This suspension relates to reports that Mr. Liu Han, Chairman of Hanlong, has been detained by Chinese authorities.  The Company is working with Hanlong and independently to secure another Chinese strategic partner to help advance the full financing of the Mt. Hope Project.  The Company has also begun to pursue other potential financing sources such as capital markets, domestic and international credit markets, and bank project financing.  As Hanlong and the Company independently advance discussions with other potential financing partners, the various agreements with Hanlong outlined herein may be modified or replaced.  There is no assurance that a suitable partner will be identified or that alternative financing can be achieved on similar terms and conditions, or at all.

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
10.1

Amendment No. 4 to Bridge Loan Agreement dated April 3, 2013, by and between General Moly, Inc. and Hanlong (USA) Mining Investment, Inc. (Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on April 4, 2013.)

10.2

Termination Agreement dated as of May 14, 2013, by and between General Moly, Inc. and Hanlong (USA) Mining Investment, Inc. (Filed as exhibit 10.1 to our Current Report on Form 8-K filed on May 16, 2013.)

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

Dated: August 5, 2013

GENERAL MOLY, INC.

By:	/s/ David A. Chaput
David A. Chaput
Chief Financial Officer and Duly Authorized Officer