Form 10-Q
period 2013-09-30
General Moly, Inc
filed 2013-11-04
CIK 1275229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of shares outstanding of issuer’s common stock as of October 30, 2013, was 91,604,998.

PART I - FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

GENERAL MOLY, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	September 30, 2013 (Unaudited)	December 31, 2012
ASSETS:
CURRENT ASSETS
Cash and cash equivalents	$26,309	$68,331
Deposits, prepaid expenses and other current assets	461	136
Total Current Assets	26,770	68,467
Mining properties, land and water rights — Note 4	203,699	170,967
Deposits on project property, plant and equipment	73,380	69,691
Restricted cash held at EMLLC	36,000	36,000
Restricted cash held for electricity transmission	12,020	12,013
Restricted cash held for reclamation bonds	6,991	6,991
Non-mining property and equipment, net	712	605
Capitalized debt issuance and loan commitment costs	—	17,794
Other assets	2,994	2,994
TOTAL ASSETS	$362,566	$385,522
LIABILITIES, CONTINGENTLY REDEEMABLE NONCONTROLLING INTEREST AND EQUITY:
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$3,698	$10,133
Accrued advance royalties	500	500
Accrued payments to Agricultural Sustainability Trust and Hanlong	2,000	4,000
Current portion of long term debt	270	10,906
Total Current Liabilities	6,468	25,539
Provision for post closure reclamation and remediation costs	1,654	627
Deferred gain	1,400	1,100
Accrued advance royalties	5,200	4,700
Accrued payments to Agricultural Sustainability Trust	2,000	2,000
Long term debt, net of current portion	604	661
Other accrued liabilities	875	875
Total Liabilities	18,201	35,502

COMMITMENTS AND CONTINGENCIES — Note 11
CONTINGENTLY REDEEMABLE NONCONTROLLING INTEREST	208,760	201,880

EQUITY
Common stock, $0.001 par value; 200,000,000 shares authorized, 91,603,878 and 91,333,092 shares issued and outstanding, respectively	92	91
Additional paid-in capital	273,108	270,902
Accumulated deficit before exploration stage	(213)	(213)
Accumulated deficit during exploration and development stage	(137,382)	(122,640)
Total Equity	135,605	148,140
TOTAL LIABILITIES, CONTINGENTLY REDEEMABLE NONCONTROLLING INTEREST AND EQUITY	$362,566	$385,522

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOLY, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited — In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended		January 1, 2002 (Inception of Exploration
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012	Stage) to September 30, 2013
REVENUES	$—	$—	$—	$—	$—
OPERATING EXPENSES:
Exploration and evaluation	366	255	699	582	41,178
Write downs of development and deposits	—	—	—	—	8,819
General and administrative expenses	1,429	1,808	6,303	7,187	86,678
TOTAL OPERATING EXPENSES	1,795	2,063	7,002	7,769	136,675
LOSS FROM OPERATIONS	(1,795)	(2,063)	(7,002)	(7,769)	(136,675)
OTHER INCOME / (EXPENSE)
Interest and dividend income	—	—	1	—	4,069
Interest expense	(32)	(63)	(753)	(191)	(1,715)
Write off of loan commitment fees (warrants)	—	—	(11,472)	—	(11,472)
Gain on forgiveness of debt	804	—	804	—	804
Constructive receipt of break fee	10,000	—	10,000	—	10,000
Write off of debt issuance costs	(6,420)	—	(6,420)	—	(6,420)
Realized gain from sale of mining properties	—	—	100	—	2,100
TOTAL OTHER INCOME/(EXPENSE), NET	4,352	(63)	(7,740)	(191)	(2,634)
INCOME/LOSS BEFORE INCOME TAXES	2,557	(2,126)	(14,742)	(7,960)	(139,309)
Income Taxes	—	—	—	—	—
CONSOLIDATED NET INCOME/LOSS	$2,557	$(2,126)	$(14,742)	$(7,960)	$(139,309)
Less: Net loss attributable to contingently redeemable noncontrolling interest	—	—	—	—	1,927
NET INCOME/LOSS ATTRIBUTABLE TO GENERAL MOLY, INC.	$2,557	$(2,126)	$(14,742)	$(7,960)	$(137,382)
Basic net income/(loss) attributable to General Moly per share of common stock	$0.03	$(0.02)	$(0.16)	$(0.09)
Weighted average number of shares outstanding — basic	91,562	91,238	91,546	91,212
Diluted net income/(loss) attributable to General Moly per share of common stock	0.03	(0.02)	(0.16)	(0.09)
Weighted average number of shares outstanding - diluted	92,054	91,238	91,546	91,212

COMPREHENSIVE INCOME/LOSS	$2,557	$(2,126)	$(14,742)	$(7,960)	$(137,382)

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOLY, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited — In thousands)

	Nine Months Ended		January 1, 2002 (Inception of Exploration Stage)
	September 30, 2013	September 30, 2012	to September 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(14,742)	$(7,960)	$(139,309)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	290	212	2,244
Interest expense	751	191	1,713
Equity compensation for employees and directors	1,425	1,172	19,651
(Increase) decrease in deposits, prepaid expenses and other	(325)	3	(369)
(Decrease) increase in accounts payable and accrued liabilities	(8,435)	103	(19,307)
Increase in post closure reclamation and remediation costs	1,027	44	1,445
Write off of loan commitment fees (warrants)	11,472	—	11,472
Write off of debt issuance costs	6,420	—	6,420
Constructive receipt of break fee	(10,000)	—	(10,000)
Forgiveness of debt (interest on bridge loan)	(804)	—	(804)
Realized gain related to sale of mining properties	(100)	—	(2,100)
(Increase) in restricted cash held for electricity transmission	(7)	(5)	(12,020)
Write downs of development and deposits	—	—	8,819
Services and expenses paid with common stock	—	—	1,990
Repricing of warrants	—	—	965
Net cash used by operating activities	(13,028)	(6,240)	(129,190)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase and development of mining properties, land and water rights	(31,896)	(11,742)	(173,480)
Deposits on property, plant and equipment	(3,615)	(816)	(73,680)
Proceeds from option to purchase agreements	400	300	3,500
Purchase of securities	—	—	(137)
(Increase) in restricted cash — EMLLC	—	—	(36,000)
(Increase) in restricted cash held for reclamation bonds	—	—	(6,500)
Cash provided by sale of marketable securities	—	—	246
Net cash used by investing activities	(35,111)	(12,258)	(286,051)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock, net of issuance costs	49	577	228,351
Net (decrease) in leased assets	(110)	(109)	(120)
(Increase) in capitalized debt issuance costs	(702)	(326)	(4,420)
Contributions and cash proceeds from POS-Minerals Corporation	6,880	—	210,687
Proceeds from debt	—	—	10,000
Cash paid to POS-Minerals Corporation for purchase price adjustment	—	—	(2,994)
Net cash provided by financing activities	6,117	142	441,504
Net (decrease) increase in cash and cash equivalents	(42,022)	(18,356)	26,263
Cash and cash equivalents, beginning of period	68,331	40,709	46
Cash and cash equivalents, end of period	$26,309	$22,353	$26,309
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Equity compensation capitalized as development	$733	$426	$7,830
Installment purchase of equipment	74	—	74
Accrued portion of advance royalties	500	5,200	5,700
Accrued portion of capitalized debt issuance costs	—	2,000	—
Installment purchase of land	—	—	635
Restricted cash held for reclamation bond acquired in an acquisition	—	—	491
Post closure reclamation & accounts payable assumed in acquisition	—	—	263
Common stock and warrants issued for property and equipment	—	—	1,586
Accrued portion of payments to the Agricultural Sustainability Trust	—	—	4,000

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

We were in the exploration stage from January 1, 2002 until October 4, 2007, when our Board of Directors (“Board”) approved the development of the Mt. Hope molybdenum property (“Mt. Hope Project”) in Eureka County, Nevada.  The Company is now in the development stage and recently began development of the Mt. Hope Project.  However, major additional expenditures have been suspended as a result of the delay in financing for the Mt. Hope Project and will only resume when alternative financing becomes available as discussed below and in Note 2.  We are also conducting exploration and evaluation activities on our Liberty molybdenum and copper property (“Liberty Property”) in Nye County, Nevada.

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

In addition, as commercial production at the Mt. Hope Project was not achieved by December 31, 2011, the LLC will be required to return to POS-Minerals $36.0 million of its capital contributions, with no corresponding reduction in POS-Minerals’ ownership percentage.  This return of contributions payment will be due 20 days after the commencement of commercial production, as defined in the LLC Agreement.  Based on our current plan, subject to availability of full financing for construction of the Mt. Hope Project, we anticipate commercial production will be achieved following a 20 — 24 month construction period.  Nevada Moly is obligated under the terms of the LLC Agreement to make capital contributions to the LLC to fund the return of contributions to POS-Minerals upon achievement of commercial production (i.e. when the contingency is resolved).  If Nevada Moly does not fund their additional capital contribution in order for the LLC to return to POS-Minerals $36.0 million of its total capital contribution, POS-Minerals has an election to either make a secured loan to the LLC to fund the return of contributions, or receive an additional interest in the LLC of approximately 5%.  In the latter case, Nevada Moly’s interest in the LLC is subject to dilution by a percentage equal to the ratio of 1.5 times the amount of the unpaid contributions over the aggregate amount of deemed capital contributions (as determined under the LLC Agreement) of both parties to the LLC (“Dilution Formula”).  At September 30, 2013, the aggregate amount of deemed capital contributions of both parties was $1,058.5 million.

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

Beginning in November 2012, the Company and POS-Minerals began making monthly pro rata capital contributions to the LLC to fund costs incurred as required by the LLC agreement.  Through September 30, 2013, all required monthly contributions have been made by both parties.  The interest of a party in the LLC that does not make its monthly pro rata capital contributions to fund costs incurred is subject to dilution based on the Dilution Formula.  The Company and POS-Minerals consented, effective July 1, 2013, to Nevada Moly accepting financial responsibility for POS-Minerals’ 20% interest in costs related to Nevada Moly’s compensation and reimbursement as Manager of the LLC, and certain owners’ costs associated with Nevada Moly’s ongoing progress to complete construction financing for its 80% interest.  The consensual agreement will be in place until the earlier of completion of Nevada Moly’s financing efforts or June 30, 2014.  POS-Minerals remains obligated to contribute its 20% interest in all other costs incurred by the LLC.

NOTE 2 — LIQUIDITY AND CAPITAL REQUIREMENTS

Our consolidated cash balance at September 30, 2013, was $26.3 million compared to $68.3 million at December 31, 2012.  In addition, the Company established a $36.0 million reserve account in December of 2012, at the direction of the LLC management committee, which will remain until availability of the Company’s portion of financing for the Mt. Hope Project is confirmed.  These funds are not available for general purposes until the LLC management committee authorizes a release.

The cash needs for the development of the Mt. Hope Project require that we and/or the LLC arrange for financing to be combined with funds anticipated to be received from POS-Minerals in order to retain its 20% membership interest, and continue to work with our long-lead vendors to defer timing of payments in order to preserve current liquidity.  The Company is working with its financial advisors to advance the full financing of the Mt. Hope Project, and continues to pursue other potential financing sources such as strategic partners, capital markets, domestic and international credit markets, and bank project financing.  There is no assurance that a suitable partner will be identified, or that the Company will be successful in raising the financing required to complete the Mt. Hope Project with other potential financing partners, or in raising additional financing in the future on terms acceptable to the Company, or at all.  Further, the Company does not have an estimated timeframe for finalizing agreements with any potential new financing partner.

Agreements with Hanlong (USA) Mining Investment Inc.

In March 2010, the Company signed a series of agreements with Hanlong (USA) Mining Investment, Inc. (“Hanlong”), an affiliate of Sichuan Hanlong Group, a privately held Chinese company.  The agreements described below formed the basis of a $745 million transaction that was intended to provide the Company with adequate capital to contribute its 80% share of costs to develop the Mt. Hope Project.  The agreements included:  (a) a Securities Purchase Agreement that provided for the sale to Hanlong of shares of our common stock in two tranches that would have aggregated 25% of our outstanding stock on a fully diluted basis for $80 million ($40 million per tranche), conditioned upon us receiving permits for the Mt. Hope Project and Hanlong’s obligation to use commercially reasonable efforts to procure a $665 million loan from a Prime Chinese Bank (“Term Loan”) for our use in constructing the Mt. Hope Project; (b) a Stockholder Agreement that provided Hanlong representation on our Board of Directors (“Board”) and provided Hanlong representation on the LLC management committee, governed how Hanlong would vote its shares of the Company and limited Hanlong’s ability to purchase or dispose of our securities; (c)  a Bridge Loan whereby Hanlong provided $10 million to the Company to preserve liquidity until permits were received and the Term Loan was available; and (d) a long-term molybdenum supply off-take agreement (discussed further in Item 3 below) which required Hanlong to purchase the Company’s entire share of the Mt. Hope Project’s molybdenum production above that necessary for the Company to meet its pre-existing supply commitments until the expiration of those commitments.

On March 20, 2013, the Company was notified that China Development Bank (“CDB”) had suspended work on the Term Loan.  This suspension relates to reports that Mr. Liu Han, Chairman of Hanlong has been detained by Chinese authorities.  The Company is unaware of Mr. Han’s current detainment status.

In August 2013, the Company terminated the Securities Purchase Agreements, with the exception of certain articles of the Purchase Agreement and Stockholder Agreement which survive termination of the Purchase Agreement, as described below.

The Securities Purchase Agreement (“Purchase Agreement”)

Stock Purchase.  The Purchase Agreement provided, subject to its terms and conditions, including the obligation to procure the Term Loan, for the purchase by Hanlong of $80.0 million of our common stock, or approximately 27.5 million shares, which would have equaled 25% of our outstanding common stock on a fully-diluted basis.  Pursuant to the Purchase Agreement, on December 20, 2010, we issued 11,843,341 shares of common stock to Hanlong for a purchase price of $40 million, or approximately $3.38 per share.  Hanlong retains registration rights with respect to those shares following termination of the Purchase Agreement.

The Purchase Agreement could be terminated by either party (providing the terminating party was not in default) if the closing of the second tranche (“Tranche 2”) had not occurred on or before the earlier of December 31, 2012 or August 16, 2013, nine months after the issuance of the ROD.  In August 2013, the Company notified Hanlong that it was terminating the Purchase Agreement as Hanlong had not met its commitments under the agreement.  Hanlong acknowledged and consented to the termination.

Break Fees.  A break fee of $10.0 million became payable to the Company as the Purchase Agreement was terminated because Hanlong failed to arrange the Term Loan within the above described deadline.  The Company and Hanlong have agreed to offset the break fee against the repayment of the Bridge Loan, as described below.

Stockholder Agreement

In connection with Hanlong’s purchase of Tranche 1 of our shares, Hanlong signed a Stockholder Agreement with the Company that limited Hanlong’s future acquisitions of our common stock, provided for designation of up to two directors to our Board and representation on the LLC management committee, and placed some restrictions on Hanlong’s voting and disposition of our shares.

After the Tranche 1 closing, Hanlong became entitled to nominate one director to serve on our Board and one representative to the LLC management committee.  Nelson Chen was designated by Hanlong and served in both of these capacities until August 2013, at which time he stepped down from the LLC management committee in conjunction with the termination of the Purchase Agreement described above.  In June, 2013, the Board recommended the election of Mr. Chen as a Class III member, in the Board’s slate of nominees submitted to our stockholders, pursuant to the Stockholder Agreement.  He was elected by a vote of the stockholders at the Company’s 2013 Annual Meeting of Stockholders for a three year term.  The Hanlong nominees shall also serve on committees for which they are eligible.

With the termination of the Hanlong Transaction in August 2013, including the Stockholder Agreement, Hanlong’s right to designate one nominee to the Board continues until such time that Hanlong’s ownership percentage falls below 10%.  Currently, Hanlong owns approximately 13.0% of our outstanding common stock on a fully diluted basis.

Bridge Loan

Hanlong originally agreed to provide a $20.0 million Bridge Loan to the Company, available in two equal $10.0 million tranches.  On April 28, 2010, we drew down the first $10.0 million tranche.  The first tranche of the Bridge Loan bore interest at a rate tied to the London Interbank Offered Rate (“LIBOR”) plus 2% per annum.  As described above, the Company and Hanlong terminated the Purchase Agreement in August 2013.  As part of the termination, the Company and Hanlong agreed to offset the Company’s right to receive the break fee under the Purchase Agreement against the Company’s obligations to repay borrowings under the Bridge Loan.  Availability of the second tranche of the Bridge Loan was terminated on March 31, 2013.

The outstanding balance of the Bridge Loan and related accrued interest were recorded on the income statement as constructive receipt of break fee for $10.0 million and forgiveness of debt of bridge loan interest for $.8 million as of September 30, 2013, and upon the termination of the Purchase Agreement.

Chinese Bank Term Loan

Hanlong was obligated to use commercially reasonable efforts to procure a Term Loan in an amount of at least $665.0 million no later than 9 months following the issuance of the ROD, or August 16, 2013.  As noted above, failure by Hanlong to procure the Term Loan resulted in an offset of the repayment of the Bridge Loan against Hanlong’s obligation to pay the Company the break fee.  As a result, the Purchase Agreement and resulting requirement of Hanlong to procure the Term Loan were terminated in August 2013.

Hanlong Subordinated Debt Facility

On October 26, 2012, the Company and Hanlong signed an agreement pertaining to the Subordinated Debt Facility (“Sub Debt Facility”) under which Hanlong agreed to provide up to $125.0 million to assist the Company in financing capital cost increases.  Simultaneously with the execution of the Sub Debt Facility, the Company issued a warrant to Hanlong with a 2.5 year maturity to purchase ten million shares of the Company’s common stock.  On May 14, 2013, the Company and Hanlong mutually agreed to terminate the Sub Debt Facility and warrant to provide the Company with greater flexibility in securing an additional strategic partner.  As the warrant was fully vested and exercisable at the time of termination, this resulted in a non-cash charge to the income statement for the remaining unamortized $11.5 million associated with the issuance of the warrant as of June 30, 2013.

Equipment and Supply Procurement

Through September 30, 2013, the LLC has made deposits and/or final payments of $73.4 million on equipment orders, has spent approximately $174.4 million for the development of the Mt. Hope Project and has paid $12.0 million into an escrow arrangement for electricity transmission services, for total Mt. Hope Project inception-to-date spend of $259.8 million.

In late 2012 and early 2013, the LLC made additional commitments for wellfield materials and equipment, and placed purchase orders for long-lead milling process equipment including the commitments for the engineering portion of flotation cells and the roaster.  Based on such commitments, as of the end of September 2013 we expect to make additional payments of approximately $0.2 million in 2013 and $15.2 million in 2014.

In 2012, the LLC issued a firm purchase order for 18 haul trucks.  The order provides for delivery of those haul trucks required to perform initial mine development, which will begin several months prior to commercial production.  Non-refundable down-payments of $1.2 million were made in 2012, with pricing subject to escalation if the trucks were not delivered before December 31, 2013.  During the third quarter of 2013, the LLC renegotiated the timelines for truck delivery, accepting a 3% price increase and delaying deliveries into late 2014.  The contract is cancellable with no further liability to the LLC.

Also in 2012, the LLC issued a firm purchase order for four mine production drills with a non-refundable down-payment of $0.4 million, and pricing was subject to escalation if the drills were not delivered before the end of 2013.  In June of 2013, the LLC signed a change order which delayed delivery into the second half of 2014 and triggered a $0.2 million price increase.  The contract remains cancellable with no further liability to the LLC.

On June 30, 2012, the LLC’s contract to purchase two electric shovels expired.  On July 11, 2012 we signed a letter of intent with the vendor providing for the opportunity to purchase the electric shovels at prices consistent with the expired contract, less a special discount in the amount of $3.4 million to provide credit to the LLC for amounts paid as deposits under the expired contract.  The agreement provides that equipment pricing will remain subject to inflation indexes and guarantees production slots to ensure that the equipment is available when required by the LLC.  In October, 2013, the parties agreed to extend the letter of intent through June 30, 2014.

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

Contingently Redeemable Noncontrolling Interest (“CRNCI”)

Under GAAP, certain noncontrolling interests in consolidated entities meet the definition of mandatorily redeemable financial instruments if the ability to redeem the interest is outside of the control of the consolidating entity.  As described in Note 1 — “Description of Business”, the LLC Agreement permits POS-Minerals the option to put its interest in the LLC to Nevada Moly upon a change of control, as defined in the LLC Agreement, followed by a failure to use standard mining industry practice in connection with development and operation of the Mt. Hope Project as contemplated by the parties for a period of 12 consecutive months.  As such, the CRNCI has continued to be shown as a separate caption between liabilities and equity (mezzanine section).  The carrying value of the CRNCI includes $36.0 million that will be returned to POS-Minerals contingent upon the achievement of commercial production at the Mt. Hope Project as stipulated in the LLC Agreement.  The expected return of capital to POS-Minerals is carried at redemption value as we believe redemption of this amount is probable.  The remaining carrying value of the CRNCI has not been adjusted to its redemption value as the contingencies that may allow POS-Minerals to require redemption of its noncontrolling interest are not probable of occurring.  Under GAAP, until such time as that contingency has been eliminated and redemption is no longer contingent upon anything other than the passage of time, no adjustment to the CRNCI balance should be made. Future changes in the redemption value will be recognized immediately as they occur and the Company will adjust the carrying amount of the CRNCI to equal the redemption value at the end of each reporting period.

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

Basic and Diluted Net Loss Per Share

Basic net loss per share was computed by dividing the net loss attributable to General Moly, Inc. by the weighted average number of shares outstanding during the period.  The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  Outstanding warrants to purchase 1,000,000 and 1,000,000 shares of common stock, options to purchase 674,999 and 1,316,658 shares of common stock, unvested stock awards totaling 2,122,588 and 845,667 shares, and shares under stock appreciation rights of 1,610,847 and 1,234,945 were outstanding at September 30, 2013 and 2012, respectively.

Diluted income (loss) per share is computed similarly except that weighted average common shares outstanding is increased to reflect all dilutive instruments.  Options and warrants outstanding and stock appreciation rights representing 1,250,847 at September 30, 2013 were not included in the diluted weighted average common shares because their exercise prices exceeded the average price of the Company’s common stock for the three months then ended.  The weighted average potential dilutive shares of unvested stock awards of 292,748 and stock appreciation rights of 199,390 were included in the total weighted average shares outstanding.  Options and warrants outstanding, unvested stock awards and stock appreciation rights were not included in the computation of diluted loss per share at September 30, 2012 for the three months then ended and September 30, 2013 and September 30, 2012 for the nine months then ended because to do so would have been anti-dilutive.

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

At September 30, 2013 and 2012, accumulated depreciation and amortization was $2.0 and $1.6 million, respectively, of which $1.7 and $1.4 million, respectively, was capitalized.

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

Stock-based Compensation

Stock-based compensation represents the fair value related to stock-based awards granted to members of the Board, officers and employees.  The Company uses the Black-Scholes model to determine the fair value of stock-based awards under GAAP.  For stock based compensation that is earned upon the satisfaction of a service condition, the cost is recognized on a straight-line basis (net of estimated forfeitures) over the requisite vesting period.  Awards expire five years from the date of vesting.

Further information regarding stock-based compensation can be found in Note 8 — “Equity Incentives.”

Debt Issuance and Loan Commitment Costs

The Company capitalized certain costs such as technical due diligence and related legal fees in the amount of $6.4 million.  Such costs were incurred in direct pursuit of the Term Loan based on our belief that it was probable that the Company would receive the Term Loan in 2013.  As described above, the Company and Hanlong agreed to offset the Company’s right to receive the break fee under the terminated Purchase Agreement against the Company’s obligations under the Bridge Loan.  The Company wrote off all debt issuance costs previously recorded, as these costs were specifically related to Hanlong’s obligation to arrange the Term Loan.

In addition, the $12.4 million value placed on the warrant issued to Hanlong in connection with the Sub Debt Facility (terminated in May 2013) was considered a loan commitment fee.  These costs were to be amortized over the life of the Sub Debt Facility using the straight-line method from the date the loan agreement was effective.  The termination of the Sub Debt Facility resulted in a non-cash charge to the income statement in the amount of $11.5 million for the remaining unamortized value associated with the warrants.

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

	At September 30, 2013	At December 31, 2012
Mt. Hope Project:
Development costs	$153,075	$120,829
Mineral, land and water rights	11,728	11,728
Advance Royalties	28,300	27,800
Total Mt. Hope Project	193,103	160,357
Total Liberty Property	9,707	9,721
Other Properties	889	889
Total	$203,699	$170,967

On June 26, 2009, the Company and Josephine Mining Corp. (“JMC”), a privately-owned Canadian company whose president is a related party to a member of the Company’s Board, entered into an Option to Purchase Agreement for the Company’s non-core Turner Gold property, a multi-metallic property located in Josephine County, Oregon.  JMC has paid $1.6 million to date, of which $1.4 million will be applied to the purchase price and has been recorded as a deferred gain pending completion of the purchase.  The remaining $0.2 million paid to date represents non-refundable fees paid in exchange for extending the due date of future installment payments.  In the second half of 2012, the Company and JMC entered into amendments extending the date by which the final payment of $1.0 million was due to May 31, 2013, in exchange for fees of $150,000, which are not applicable to the purchase price.  On May 25, 2013, the Company and JMC entered into an amendment whereby JMC would pay $0.4 million of the outstanding balance by May 31, 2013 with the remaining $0.6 million due by December 2, 2013.  JMC made the required payment on May 31, 2013.  The periodic payments allow JMC certain exploratory rights.  Ownership of the Turner Gold property will transfer to JMC upon the final payment. The Company will also retain a production royalty of 1.5% of all net smelter returns on future production from the property, should JMC acquire the property.  The book value of the Company’s investment in the Turner Gold property is approximately $0.8 million.

On September 30, 2011, the Company and Russell Mining & Minerals, Inc. (“RMMI”), a privately-owned company whose president is a related party to one of the Company’s Board members, entered into an Option to Purchase Agreement for the Company’s non-core Detroit Copper property, a multi-metallic property located in Marion County, Oregon.  RMMI paid $0.1 million upon entering into the agreement.  The agreement required an additional $0.3 million installment payment on March 31, 2013.  RMMI did not make the second installment payment, and as such, the Option to Purchase Agreement has been terminated and the property will remain with the Company.  The $0.1 million payment was non-refundable and has been recorded as other income in the Company’s financial statements as of September 30, 2013.

Development costs and Deposits on project property, plant and equipment

Development costs of $153.1 million include hydrology and drilling costs, expenditures to further the permitting process, capitalized salaries, project engineering costs, and other expenditures required to fully develop the Mt. Hope Project.  Deposits on project property, plant and equipment of $73.4 million represent ongoing progress payments on equipment orders for the custom-built grinding and milling equipment, related electric mill drives, and other processing equipment that require the longest lead times.

Restricted Cash held for Electricity Transmission

The LLC has paid $12.0 million into an escrow arrangement for electricity transmission services.  The amount represents security for a third party transmission contract that will provide power to the Mt. Hope Project, and is accounted for as restricted cash. In the event that electricity transmission is not delivered to the Mt. Hope Project commencing on December 1, 2015, the LLC will work with the provider to resell the available transmission or renegotiate an extension of the existing agreement.  To the extent that the transmission capacity cannot be resold or the agreement extended, the LLC will forfeit the $12.0 million over a five year period according to a contractual monthly drawdown schedule.

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

In January 2013, the LLC commenced preliminary construction activities at the Mt. Hope Project resulting in additional disturbance at the property.  This has resulted in an increase to the reclamation liabilities recorded in the LLC’s financial statements.  The following table shows asset retirement obligations for future mine closure and reclamation costs in connection with the Mt. Hope Project:

At September 30, 2013 (in thousands)
At January 1, 2013	—
Additions	$1,126.0
Accretion	—
At September 30, 2013	1,126.0

The estimated future reclamation costs for the Mt. Hope Project have been discounted using a rate of 8%.  The total inflated and undiscounted estimated reclamation costs associated with current disturbance at the Mt. Hope Project were $10.0 million at September 30, 2013.

The LLC is required by U.S. federal and state laws to provide financial assurance sufficient to allow a third party to implement approved closure and reclamation plans if the LLC is unable to do so.  The laws govern the determination of the scope and cost of the closure, and the amount and forms of financial assurance.  As of September 30, 2013, the LLC has provided the appropriate regulatory authorities with $73.1 million in reclamation financial guarantees through the posting of surety bonds for reclamation of the Mt. Hope Project as approved in the ROD.  As of September 30, 2013, we had $6.6 million in cash deposits associated with these bonds, which are accounted for as restricted cash and are unrelated to the inflated and undiscounted liability referenced above.

The Company’s Liberty property is currently in the exploration stage.  The Company has not discounted the reclamation liability incurred at the Liberty property as the total liability is approximately $0.1 million.

NOTE 6 — COMMON STOCK UNITS, COMMON STOCK AND COMMON STOCK WARRANTS

During the three and nine months ended September 30, 2013, respectively, we issued 53,204 and 474,621 shares of common stock pursuant to stock awards under the 2006 Equity Incentive Plan.

During the three and nine months ended September 30, 2013, options representing nil and 20,000 shares, respectively, were exercised for cash in the amount of $0.1 million, options representing nil and 250,000 shares, respectively, (the 250,000 options were exercised in a cashless exchange resulting in the issuance of 46,165 shares) and 53,204 and 204,621 shares of common stock, respectively, were issued pursuant to stock awards.

All warrants outstanding at September 30, 2013 are exercisable at $5.00 per share once General Moly has received financing necessary for the commencement of commercial production at the Mt. Hope Project and will expire one year thereafter.

Pursuant to our Certificate of Incorporation, we are authorized to issue 200,000,000 shares of $0.001 par value common stock.  All shares have equal voting rights, are non-assessable and have one vote per share.  Voting rights are not cumulative and therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

NOTE 7 — PREFERRED STOCK

Pursuant to our Certificate of Incorporation we are authorized to issue 10,000,000 shares of $0.001 per share par value preferred stock.  The authorized but unissued shares of preferred stock may be issued in designated series from time to time by one or more resolutions adopted by the Board.  The Board has the authority to determine the preferences, limitations and relative rights of each series of preferred stock.  At September 30, 2013, no shares of preferred stock were issued or outstanding.

NOTE 8 — EQUITY INCENTIVES

In 2006, the Board and shareholders of the Company approved the 2006 Equity Incentive Plan (“2006 Plan”) that replaced the 2003 Equity Incentive Plan (“2003 Plan”).  In May 2010, our shareholders approved an amendment to the 2006 Plan increasing the number of shares that may be issued under the plan by 4,500,000 shares to 9,600,000 shares.  The 2006 Plan authorizes the Board, or a committee of the Board, to issue or transfer up to an aggregate of 9,600,000 shares of common stock, of which 2,070,133 remain available for issuance as of September 30, 2013.  Awards under the 2006 Plan may include incentive stock options, non-statutory stock options, restricted stock units, restricted stock awards, and stock appreciation rights (“SARs”).  At the option of the Board, SARs may be settled with cash, shares, or a combination of cash and shares.  The Company settles the exercise of other stock-based compensation with newly issued common shares.

Stock-based compensation cost is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes option pricing model and is recognized as compensation ratably on a straight-line basis over the requisite vesting/service period.  As of September 30, 2013, there was $4.8 million of total unrecognized compensation cost related to share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.9 years.

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

At September 30, 2013, the aggregate intrinsic value of outstanding and exercisable (fully vested) options and SARs was $0.3 million and had a weighted-average remaining contractual term of 1.6 years.  The total intrinsic value of options exercised during the nine months ended September 30, 2013 was nil.  No SARs were exercised during the nine months ended September 30, 2013.

Restricted Stock Units and Stock Awards

Grants of restricted stock units and stock awards (“Stock Awards”) have been granted as performance based or earned over a required service period to officers and employees, or to Board members and the Company Secretary without any service requirement.  Time based grants for officers and employees generally vest and stock is received without restriction to the extent of one-third of the granted stock for each year following the date of grant.  Performance based grants are recognized as compensation based on the probable outcome of achieving the performance condition.  Stock Awards issued to members of the Board and the Company Secretary that are fully vested at the time of issue are recognized as compensation upon grant of the award.

The compensation expense recognized by the Company for Stock Awards is based on the closing market price of the Company’s common stock on the date of grant.  For the nine months ended September 30, 2013, the weighted-average grant date fair value for Stock Awards was $2.00.  The total fair value of stock awards vested during 2013 is $0.7 million.

Summary of Equity Incentive Awards

The following table summarizes activity under the Plans during the nine months ended September 30, 2013:

	Stock Options		SARs		Stock Awards
	Weighted Average Exercise Price	Number of Shares Under Option	Weighted Average Strike Price	Number of Shares Under Option	Weighted Average Grant Price	Number of Shares
Balance at January 1, 2013	$6.22	1,266,658	$3.29	1,639,631	$4.22	1,136,223
Awards Granted	—	—	—	—	2.00	1,198,594
Awards Exercised or Earned	2.75	(270,000)	—	—	3.81	(210,891)
Awards Forfeited	—	—	3.63	(15,620)	4.85	(1,338)
Awards Expired	5.32	(321,659)	4.28	(13,164)	—	—
Balance at September 30, 2013	$7.73	674,999	3.28	1,610,847	3.01	2,122,588

Exercisable at September 30, 2013	$8.11	524,999	1.85	511,962

A summary of the status of the non-vested awards as of September 30, 2013 and changes during the nine months ended September 30, 2013 is presented below.

	Stock Options		SARs		Stock Awards
	Weighted Average Fair Value	Number of Shares Under Option	Weighted Average Fair Value	Number of Shares Under Option	Weighted Average Fair Value	Number of Shares
Balance at January 1, 2013	$6.40	150,000	$3.95	1,131,841	$4.22	1,136,223
Awards Granted	—	—	—	—	2.00	1,198,594
Awards Vested or Earned	—	—	4.22	(17,336)	3.81	(210,891)
Awards Forfeited	—	—	3.63	(15,620)	4.85	(1,338)
Balance at September 30, 2013	$6.40	150,000	3.95	1,099,885	3.01	2,122,588

Compensation Cost Recognized and Capitalized Related to Equity Incentives

Summary of Compensation Cost Recognized and Capitalized related to Equity Incentives for the Nine Months Ended September 30, 2013 and for the Year Ended December 31 (in thousands):	September 30, 2013	December 31, 2012
Stock Options	$—	$1
SARs
Performance based	385	419
Vesting over time	102	257
Stock Awards:
Performance based	375	309
Vesting over time	715	539
Board of Directors and Secretary	581	528
Total	$2,158	$2,053
Included in:
Capitalized as Development	733	639
Expensed	1,425	1,414
	$2,158	$2,053

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

NOTE 9 — CHANGES IN CONTINGENTLY REDEEMABLE NONCONTROLLING INTEREST AND EQUITY

	Activity for Nine Months Ended
Changes in Contingently Redeemable Noncontrolling Interest (Dollars in thousands)	September 30, 2013	September 30, 2012
Total Contingently Redeemable Noncontrolling Interest January 1, 2013, & 2012, respectively	$201,880	$98,073
Plus: Capital Contributions Attributable to CRNCI	6,880	—
Total Contingently Redeemable Noncontrolling Interest September 30, 2013, and 2012, respectively	$208,760	$98,073

	Activity for Nine Months Ended
Changes in Equity	September 30, 2013	September 30, 2012
Common stock:
At beginning of period	91	91
Stock Awards	1	—
At end of period	92	91

Additional paid-in capital:
At beginning of period	270,902	255,894
Exercised options	48	578
Exercised warrants	—	—
Stock based compensation	2,158	1,597
At end of period	273,108	258,069
Accumulated deficit:
At beginning of period	(122,853)	(112,933)
Consolidated net loss	(14,742)	(7,960)
At end of period	(137,595)	(120,893)

Total Equity September 30, 2013, and 2012, respectively	$135,605	$137,267

NOTE 10 — INCOME TAXES

At September 30, 2013 and December 31, 2012 we had deferred tax assets principally arising from the net operating loss carry-forwards for income tax purposes multiplied by an expected rate of 35%. As management of the Company cannot determine that it is more likely than not that we will realize the benefit of the deferred tax assets, a valuation allowance equal to the net deferred tax asset has been established at September 30, 2013 and December 31, 2012. The significant components of the deferred tax asset at September 30, 2013 and December 31, 2012 were as follows (in thousands):

	September 30, 2013	December 31, 2012
Operating loss carry forward	$201,997	$181,936
Unamortized exploration expense	8,999	10,579
Fixed asset depreciation	(14)	(29)
Deductible stock based compensation	3,067	2,446
Other	226	241
Deductible temporary difference	$214,275	$195,173
Taxable temporary difference — Investment in Eureka Moly, LLC	$(106,487)	$(84,120)
Net deductible temporary difference	$107,788	$111,053
Deferred tax asset	$37,726	$38,869
Deferred tax asset valuation allowance	$(37,726)	$(38,869)
Net deferred tax asset	$—	$—

At September 30, 2013 and December 31, 2012 we had net operating loss carry-forwards of approximately $202.0 million and $181.9 million, respectively, which expire in the years 2017 through 2033.  The change in the allowance account from December 31, 2012 to September 30, 2013 was $1.1 million.

As of September 30, 2013 and December 31, 2012, the Company had no unrecognized tax benefits.  There was no change in the amount of unrecognized tax benefits as a result of tax positions taken during the year or in prior periods or due to settlements with taxing authorities or lapses of applicable statues of limitations.  The Company is open to federal and state tax audits until the applicable statutes of limitations expire.

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

The Lease Agreement requires a payment of 3% of certain construction capital costs, defined in the Lease Agreement as the Capital Construction Cost Estimate (the “Estimate”).  The Estimate payment is treated as an Advance Royalty payment under the Lease Agreement.  The LLC is obligated to pay a portion of the Estimate each time capital is raised for the Mt. Hope Project based on 3% of the expected capital to be used for those certain construction capital costs defined in the lease.  Through September 30, 2013, we have paid $22.6 million of the total Estimate.  A final reconciliation payment on the Estimate will be due following the commencement of commercial production, after as-built costs are definitively determined.  Based on the revised capital estimate discussed in Management’s Discussion & Analysis below, and the current proposed timeline for the commencement of commercial production, the Company estimates that an additional $4.2 million will be due in 2016, which amount has been accrued as of

September 30, 2013.  The capital estimates may be subject to escalation in the event the Company experiences delays in achieving full financing for the Mt. Hope Project.

The LLC is also obligated to make a minimum annual advance royalty payment (“Annual Advance Royalty”) of $0.5 million each October 19th following the payment in October of 2012, for any year wherein commercial production has not been achieved or the Production Royalty (as hereinafter defined) is less than $0.5 million.  As commercial production is not anticipated to commence until at least late 2015 or early 2016, subject to the availability of financing to construct the Mt. Hope Project, the Company has accrued $1.5 million in Annual Advance Royalty payments which will be due in three $0.5 million installments in October 2013, 2014, and 2015.  The $0.5 million payment due in October 2013 was made on October 17, 2013.  The Estimate and the Annual Advance Royalty are collectively referred to as the “Advance Royalties.”  All Advance Royalties are credited against the MHMI Production Royalties once the mine has achieved commercial production.  After the mine begins production, the LLC estimates that the Production Royalties will be in excess of the Annual Advance Royalties for the life of the project and, further, the Estimate will be credited against MHMI Production Royalties at the rate of 50% of Production Royalties on an annual basis until fully consumed.

Deposits on project property, plant and equipment

At September 30, 2013, we have active orders with varying stages of fabrication on milling process equipment comprised of two 230kV primary transformers and substation, a primary crusher, a semi-autogenous mill, two ball mills, and various motors for the mills.  In late 2012 and early 2013, the LLC made additional commitments for wellfield materials and equipment, and placed purchase orders for long-lead milling process equipment including the commitments for the engineering portion of flotation cells and the roaster.

The following table sets forth the LLC’s cash commitments under mining and milling equipment contracts (collectively, “Purchase Contracts”) at September 30, 2013 (in millions):

Year	As of September 30, 2013
2013	$0.2
2014 and thereafter	15.2
Total	$15.4

Obligations under capital and operating leases

We have contractual obligations under capital and operating leases that will require a total of $0.3 million in payments over the next three years.  Operating leases consist primarily of rents on office facilities and office equipment.  Our expected payments are $0.1 million, $0.2 million and nil for the years ended December 31, 2013, 2014, and 2015, respectively.

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

The Trust may be funded by the LLC over several years based on the achievement of certain milestones, which are considered probable, and as such $4.0 million has been accrued in the Company’s September 30, 2013, financial statements and is included in mining properties, land, and water rights.

Permitting Considerations

In the ordinary course of business, mining companies are required to seek governmental permits for expansion of existing operations or for the commencement of new operations. The LLC was required to obtain approval from the U.S. Bureau of Land Management (“BLM”) to implement the Mt. Hope Project Plan of Operations (“POO”).  This approval, in the form of a Record of Decision (“ROD”) was obtained only after successful completion of the process of environmental evaluation, which incorporates substantial public comment.  The LLC was also required to obtain various state and federal permits including, but not limited to, water protection, air quality, water rights and reclamation permits.  In addition to securing permits for the development of the Mt. Hope Project, we will need to obtain, maintain and modify various mining and environmental permits during the life of the Mt. Hope Project.  Maintaining, modifying, and renewing the necessary governmental permits is a complex and time-consuming process involving numerous jurisdictions and often involving public hearings and substantial expenditures.  The duration and success of the LLC’s efforts to maintain or renew permits will be contingent upon many variables, some of which are not within the LLC’s control.  Increased costs or delays could occur, depending on the nature of the activity to be permitted and the interpretation of applicable requirements implemented by the permitting authority.  All necessary permits may not be obtained and, if obtained, may not be renewed, or the costs involved in each case may exceed those that we previously estimated.  In addition, it is possible that compliance with such permits may result in additional costs and delays.

On November 16, 2012, the BLM issued its ROD authorizing development of the Mt. Hope Project.  The ROD approves the POO for construction and operation of the mining and processing facilities and also grants the Rights-of-Way for a 230 kV power transmission line, discussed below.  Monitoring and mitigation measures identified in the ROD developed in collaboration with the regulatory agencies involved throughout the permitting process will avoid, minimize, and mitigate environmental impacts, and reflect the Company’s commitment to operate the Mt. Hope Project to the highest environmental standards.

On February 15, 2013, Great Basin Resource Watch and the Western Shoshone Defense Project (“Plaintiffs”) filed a Complaint against the United States Department of Interior and BLM in the U.S. District Court, District of Nevada, seeking relief under the National Environmental Policy Act (“NEPA”) and other federal laws challenging the BLM’s issuance of the ROD for the Mt. Hope Project, and on February 20, 2013 filed a Motion for a Preliminary Injunction.  The Court allowed the LLC to intervene in the matter and the LLC has answered and filed its opposition to the Motion for a Preliminary Injunction.

On August 22, 2013, the Court denied, without prejudice, the Motion for Preliminary Injunction based on the parties’ Joint Stipulation to Continue Preliminary Injunction Oral Argument, which advised the Court that as a result of current economic conditions, including the Company’s ongoing financing efforts, all major ground disturbing construction activities had ceased at the Mt. Hope Project. The Court’s “without prejudice” ruling means that upon the Company’s decision to recommence significant ground-disturbing activities approved by ROD, sixty days advance notice will be provided to Plaintiffs, or if the scope of minor ongoing approved site activities exceeds the stipulated agreement, and thereafter, Plaintiffs may re-file their Motion for Preliminary Injunction at that time.  The Complaint remains pending before the Court, subject to a scheduling Order entered by the Court on September 18, 2013 for briefing on Plaintiffs’ Motion for Summary Judgment.  The parties and the Court have agreed to address the Plaintiffs’ claims under the Complaint based on the administrative record and the parties’ motion for summary judgment briefing on the merits.  Briefing and probable oral argument is anticipated to be completed in first quarter 2014.

The Mt. Hope Project underwent an exhaustive environmental analysis and review that lasted more than 6 years.  The process to complete the final Environmental Impact Statement (“EIS”) included extensive public and cooperating agency input (including the BLM, the National Park Service, the U.S. Environmental Protection Agency, the Nevada Division of Wildlife and the County of Eureka).  The Company supports the work completed by the BLM and believes that the ROD complies with all federal statutes and rules, and is very robust and defensible.

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

Environmental Considerations

Our mineral property holdings in Shoshone County, Idaho include lands contained in mining districts that have been designated as “Superfund” sites pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act.  This “Superfund Site” was established to investigate and remediate primarily the Bunker Hill properties of Smelterville, Idaho, a small portion of Shoshone County where a large smelter was located.  However, because of the extent of environmental impact caused by the historical mining in the mining district, the Superfund Site covers the majority of Shoshone County including our Chicago-London and Little Pine Creek properties as well as many small towns located in Northern Idaho.  We have conducted an environmental investigation of these properties, which revealed no evidence of material adverse environmental effects at either property.  We are unaware of any pending action or proceeding relating to any regulatory matters that would affect our financial position due to these inactive mining claims in Shoshone County.

ITEM 2.                                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References made in this Quarterly Report on Form 10-Q to “we,” “our,” “us,” or the “Company,” refer to General Moly, Inc.

The following discussion and analysis of our financial condition and results of operations constitutes management’s review of the factors that affected our financial and operating performance for three and nine months ended September 30, 2013, and 2012.  This discussion should be read in conjunction with the consolidated financial statements and notes thereto contained elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2012, which was filed on March 8, 2013.

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

The worldwide molybdenum price fluctuated between $5.33 per pound in 2003 to over $40.00 per pound in 2005 and traded in the mid-$30s per pound prior to October 2008, when prices fell from approximately $33.50 per pound to $7.70 per pound in April 2009 as a result of the global financial crisis.  Subsequent to April 2009, prices slowly rose, finishing 2009 at $12.00 per pound and further increasing to finish 2010 at $16.40 per pound.  By the end of 2011 prices had pulled back to $13.30 per pound and decreased further to $11.50 per pound at the conclusion of 2012.  During 2013, molybdenum has traded in a range of $9.20 per pound to $11.90 per pound, and as of October 2013 traded at $9.60 per pound according to Ryan’s Notes.

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

In addition, as commercial production at the Mt. Hope Project was not achieved by December 31, 2011, the LLC will be required to return to POS-Minerals $36.0 million of its capital contributions, with no corresponding reduction in POS-Minerals’ ownership percentage.  This return of contributions payment will be due 20 days after the commencement of commercial production, as defined in the LLC Agreement.  Based on our current plan, subject to availability of full financing for construction of the Mt. Hope

Project, we anticipate commercial production will be achieved following a 20 — 24 month construction period.  Nevada Moly is obligated under the terms of the LLC Agreement to make capital contributions to the LLC to fund the return of contributions to POS-Minerals upon achievement of commercial production (i.e. when the contingency is resolved).  If Nevada Moly does not fund their additional capital contribution in order for the LLC to return to POS-Minerals $36.0 million of its total capital contribution, POS-Minerals has an election to either make a secured loan to the LLC to fund the return of contributions, or receive an additional interest in the LLC of approximately 5%.  In the latter case, Nevada Moly’s interest in the LLC is subject to dilution by a percentage equal to the ratio of 1.5 times the amount of the unpaid contributions over the aggregate amount of deemed capital contributions (as determined under the LLC Agreement) of both parties to the LLC (“Dilution Formula”).  At September 30, 2013, the aggregate amount of deemed capital contributions of both parties was $1,058.5 million.

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

Beginning in November 2012, the Company and POS-Minerals began making monthly pro rata capital contributions to the LLC to fund costs incurred as required by the LLC agreement.  Through September 30, 2013, all required monthly contributions have been made by both parties.  The interest of a party in the LLC that does not make its monthly pro rata capital contributions to fund costs incurred is subject to dilution based on the Dilution Formula.  The Company and POS-Minerals consented, effective July 1, 2013, to Nevada Moly accepting financial responsibility for POS-Minerals’ 20% interest in costs related to Nevada Moly’s compensation and reimbursement as Manager of the LLC, and certain owners’ costs associated with Nevada Moly’s ongoing progress to complete construction financing for its 80% interest.  The consensual agreement will be in place until the earlier of completion of Nevada Moly’s financing efforts or June 30, 2014.  POS-Minerals remains obligated to contribute its 20% interest in all other costs incurred by the LLC.

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

On February 15, 2013, Great Basin Resource Watch and the Western Shoshone Defense Project (“Plaintiffs”) filed a Complaint against the United States Department of Interior and BLM in the U.S. District Court, District of Nevada, seeking relief under the National Environmental Policy Act (“NEPA”) and other federal laws challenging the BLM’s issuance of the ROD for the Mt. Hope Project, and on February 20, 2013 filed a Motion for a Preliminary Injunction.  The Court allowed the LLC to intervene in the matter and the LLC has answered and filed its opposition to the Motion for a Preliminary Injunction.

On August 22, 2013, the Court denied, without prejudice, the Motion for Preliminary Injunction based on the parties’ Joint Stipulation to Continue Preliminary Injunction Oral Argument, which advised the Court that as a result of current economic conditions, including the Company’s ongoing financing efforts, all major ground disturbing construction activities had ceased at the Mt. Hope Project. The Court’s “without prejudice” ruling means that upon the Company’s decision to recommence significant ground-disturbing activities approved by ROD, sixty days advance notice will be provided to Plaintiffs, or if the scope of minor ongoing approved site activities exceeds the stipulated agreement, and thereafter, Plaintiffs may re-file their Motion for Preliminary Injunction at that time.  The Complaint remains pending before the Court, subject to a scheduling Order entered by the Court on September 18, 2013 for briefing on Plaintiffs’ Motion for Summary Judgment.  The parties and the Court have agreed to address the Plaintiffs’ claims under the Complaint based on the administrative record and the parties’ motion for summary judgment briefing on the merits.  Briefing and probable oral argument is anticipated to be completed in first quarter 2014.

The Mt. Hope Project underwent exhaustive environmental analysis and review that lasted more than 6 years.  The process to complete the final Environmental Impact Statement (“EIS”) included extensive public and cooperating agency input (including the BLM, the National Park Service, the U.S. Environmental Protection Agency, the Nevada Division of Wildlife and the County of Eureka).  The Company supports the work completed by the BLM and believes that the ROD complies with all federal statutes and rules, and is very robust and defensible.

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

On January 2, 2013, the Public Utilities Commission of Nevada (“PUCN”) granted the LLC’s permit to construct a 230 kV power line that interconnects with Nevada Energy’s transmission system at the existing Machacek Substation located near the town of Eureka, NV and extend it approximately 25 miles to the planned Mt. Hope Substation.  In addition, the BLM approved the LLC’s surety bonds for reclamation of disturbance associated with construction of the 230 kV power transmission line.  The PUCN permit and approved bond allows the LLC to build the transmission infrastructure in a timely manner and provide the necessary capacity to power construction activities and Mt. Hope Project operations. Construction of the transmission line will also include upgrades to the existing substation near Eureka that will improve the reliability of electrical power to the community.  At full production the Mt. Hope Project will have a total electrical demand load of approximately 75 megawatts. Transmission capacity was secured in 2008 and the LLC will negotiate for generating capacity prior to Mt. Hope commissioning activities, which contracted generating capacity will be available once the power line is constructed and energized.

On January 17, 2013, the Federal Energy Regulatory Commission approved an Energy Procurement and Construction Agreement contract between NV Energy and Mt. Wheeler Power.  In turn, in early January 2013, the LLC put in place a contract with Mt. Wheeler Power to provide the interconnect facilities to the Mt. Hope Project.  The scope is to design and install the interconnect facility at the Machacek Substation, near the town of Eureka, to connect the LLC’s future 230kV power line to the utility.

The LLC initiated preliminary construction activities in early January 2013 including early well field pipeline development and clearing and grubbing of terrain. The initial focus was on clearing the open pit mine site, mill site, tailings dam and administrative office areas as well as clearing the water pipeline corridors in preparation for developing the well field and water distribution system to support heavy construction activities. Further activities have been suspended as a result of the delay in financing for the Project and will resume as alternative financing becomes available.

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

Capital Estimates

The development of the Mt. Hope Project has a Project Capital Estimate of $1,269 million, which includes development costs of approximately $1,202 million and $67 million in cash financial assurance requirements, advance royalty payments, and power pre-payment estimates.  The Project Capital Estimate is based on 2012 pricing and is subject to escalation associated primarily with equipment, construction labor, commodities, and project delays.  These amounts do not include financing costs or amounts necessary to fund operating working capital and potential capital overruns, will be subject to additional holding costs as the Company experiences delays in achieving its portion of financing for the Mt. Hope Project, and may be subject to other escalation and de-escalation as contracts and purchase arrangements are finalized at the then current pricing.  From October 2007 through the nine months ended September 30, 2013, the LLC has spent approximately $259.8 million of the expected $1,269 million on the Mt. Hope Project.

Equipment and Supply Procurement

Through September 30, 2013, the LLC has made deposits and / or final payments of $73.4 million on equipment orders, has spent approximately $174.4 million for the development of the Mt. Hope Project and has paid $12.0 million into an escrow arrangement for electricity transmission services, for total Mt. Hope Project inception-to-date spend of $259.8 million.

In late 2012 and early 2013, the LLC made additional commitments for wellfield materials and equipment, and placed purchase orders for long-lead milling process equipment including the commitments for the engineering portion of flotation cells and the roaster.  Based on such commitments, as of the end of September 2013 we expect to make additional payments of approximately $0.2 million in 2013 and $15.2 million in 2014.

In 2012, the LLC issued a firm purchase order for 18 haul trucks.  The order provides for delivery of those haul trucks required to perform initial mine development, which will begin several months prior to commercial production.  Non-refundable down-payments of $1.2 million were made in 2012, with pricing subject to escalation if the trucks were not delivered before December 31, 2013.  During the third quarter of 2013, the LLC renegotiated the timelines for truck delivery, accepting a 3% price increase and delaying deliveries into late 2014.  The contract is cancellable with no further liability to the LLC.

Also in 2012, the LLC issued a firm purchase order for four mine production drills with a non-refundable down-payment of $0.4 million, and pricing was subject to escalation if the drills were not delivered before the end of 2013.  In June of 2013, the LLC signed a change order which delayed delivery into the second half of 2014 and triggered a $0.2 million price increase.  The contract remains cancellable with no further liability to the LLC.

On June 30, 2012, the LLC’s contract to purchase two electric shovels expired.  On July 11, 2012 we signed a letter of intent with the vendor providing for the opportunity to purchase the electric shovels at prices consistent with the expired contract, less a special discount in the amount of $3.4 million to provide credit to the LLC for amounts paid as deposits under the expired contract.  The agreement provides that equipment pricing will remain subject to inflation indexes and guarantees production slots to ensure that the equipment is available when required by the LLC.  In October, 2013, the parties agreed to extend the letter of intent through June 30, 2014.

Agreements with Hanlong (USA) Mining Investment Inc.

In March 2010, we signed a series of agreements with Hanlong (USA) Mining Investment, Inc. (“Hanlong”), an affiliate of Sichuan Hanlong Group, a privately held Chinese company.  The agreements described below formed the basis of a $745 million transaction that was intended to provide the Company with adequate capital to contribute its 80% share of costs to develop the Mt. Hope Project.  The agreements included:  (a) a Securities Purchase Agreement that provided for the sale to Hanlong of shares of our common stock in two tranches that would have aggregated 25% of our outstanding stock on a fully diluted basis for $80 million ($40 million per tranche), conditioned upon us receiving permits for the Mt. Hope Project and Hanlong’s obligation to use commercially reasonable efforts to procure a $665 million loan from a Prime Chinese Bank (“Term Loan”) for our use in constructing the Mt. Hope Project; (b) a Stockholder Agreement that provided Hanlong representation on our Board of Directors (“Board”) and provided Hanlong representation on the LLC management committee, governed how Hanlong would vote its shares of the Company and limited Hanlong’s ability to purchase or dispose of our securities; (c)  a Bridge Loan whereby Hanlong provided $10 million to the Company to preserve liquidity until permits were received and the Term Loan was available; and (d) a long-term molybdenum supply off-take agreement (discussed further in Item 3 below) which required Hanlong to purchase the Company’s entire share of the Mt. Hope Project’s molybdenum production above that necessary for the Company to meet its pre-existing supply commitments until the expiration of those commitments.

On March 20, 2013, the Company was notified that China Development Bank (“CDB”) had suspended work on the Term Loan.  This suspension relates to reports that Mr. Liu Han, Chairman of Hanlong has been detained by Chinese authorities.  The Company is unaware of Mr. Han’s current detainment status.

In August 2013, the Company terminated the Securities Purchase Agreement, with the exception of certain articles of the Purchase Agreement and Stockholder Agreement which survive termination of the Purchase Agreement, as described below.

The Securities Purchase Agreement (“Purchase Agreement”)

Stock Purchase.  The Purchase Agreement provided, subject to its terms and conditions, including the obligation to procure the Term Loan, for the purchase by Hanlong of $80.0 million of our common stock, or approximately 27.5 million shares, which would have equaled 25% of our outstanding common stock on a fully-diluted basis.  Pursuant to the Purchase Agreement, on December 20, 2010, we issued 11,843,341 shares of common stock to Hanlong for a purchase price of $40 million, or approximately $3.38 per share.  Hanlong retains registration rights with respect to those shares following termination of the Purchase Agreement.

The Purchase Agreement could be terminated by either party (providing the terminating party was not in default) if the closing of the second tranche (“Tranche 2”) had not occurred on or before the earlier of December 31, 2012 or August 16, 2013, nine months after the issuance of the ROD.  In August 2013, the Company notified Hanlong that it was terminating the Purchase Agreement as Hanlong had not met its commitments under the agreement.  Hanlong acknowledged and consented to the termination.

Break Fees.   A break fee of $10.0 million became payable to the Company as the Purchase Agreement was terminated because Hanlong failed to arrange the Term Loan within the above described deadline.  The Company and Hanlong have agreed to offset the break fee against the repayment of the Bridge Loan, as described below.

Stockholder Agreement

In connection with Hanlong’s purchase of Tranche 1 of our shares, Hanlong signed a Stockholder Agreement with the Company that limited Hanlong’s future acquisitions of our common stock, provided for designation of up to two directors to our Board and representation on the LLC management committee, and placed some restrictions on Hanlong’s voting and disposition of our shares.

After the Tranche 1 closing, Hanlong became entitled to nominate one director to serve on our Board and one representative to the LLC management committee.  Nelson Chen was designated by Hanlong and served in both of these capacities until August 2013, at which time he stepped down from the LLC management committee in conjunction with the termination of the Purchase Agreement described above.  In June, 2013, the Board recommended the election of Mr. Chen as a Class III member, in the Board’s slate of nominees submitted to our stockholders, pursuant to the Stockholder Agreement.  He was elected by a vote of the stockholders at the Company’s 2013 Annual Meeting of Stockholders for a three year term.  The Hanlong nominees shall also serve on committees for which they are eligible.

With the termination of the Hanlong Transaction in August 2013, including the Stockholder Agreement, Hanlong’s right to designate one nominee to the Board continues until such time that Hanlong’s ownership percentage falls below 10%.  Currently, Hanlong owns approximately 13.0% of our outstanding common stock on a fully diluted basis.

Bridge Loan

Hanlong originally agreed to provide a $20.0 million Bridge Loan to the Company, available in two equal $10.0 million tranches.  On April 28, 2010, we drew down the first $10.0 million tranche.  The first tranche of the Bridge Loan bore interest at a rate tied to the London Interbank Offered Rate (“LIBOR”) plus 2% per annum.  As described above, the Company and Hanlong terminated the Purchase Agreement in August 2013.  As part of the termination, the Company and Hanlong agreed to offset the

Company’s right to receive the break fee under the Purchase Agreement against the Company’s obligations to repay borrowings under the Bridge Loan.  Availability of the second tranche of the Bridge Loan was terminated on March 31, 2013.

The outstanding balance of the Bridge Loan and related accrued interest were recorded on the income statement as constructive receipt of break fee for $10.0 million and forgiveness of debt of bridge loan interest for $.8 million as of September 30, 2013, and upon the termination of the Purchase Agreement.

Chinese Bank Term Loan

Hanlong was obligated to use commercially reasonable efforts to procure a Term Loan in an amount of at least $665.0 million no later than 9 months following the issuance of the ROD, or August 16, 2013.  As noted above, failure by Hanlong to procure the Term Loan resulted in an offset of the repayment of the Bridge Loan against Hanlong’s obligation to pay the Company the break fee.  As a result, the Purchase Agreement and resulting requirement of Hanlong to procure the Term Loan were terminated in August 2013.

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

On May 14, 2013, the Company and Hanlong mutually agreed to terminate the Sub Debt Facility and warrant to provide the Company with greater flexibility in securing an additional strategic partner.   As the warrant was fully vested and exercisable at the time of termination, this resulted in a non-cash charge to the income statement for the remaining unamortized $11.5 million associated with the issuance of the warrant as of June 30, 2013.

Liquidity, Capital Resources and Capital Requirements

For the period from December 31, 2012 to September 30, 2013

Our total consolidated cash balance at September 30, 2013 was $26.3 million compared to $68.3 million at December 31, 2012.  The decrease in our cash balances for the nine months ended September 30, 2013 was due primarily to development and general and administrative expenditures incurred of $48.9 million offset by the receipt of ongoing cash contributions received from POS-Minerals of $6.9 million.  Deposits on property, plant and equipment relate primarily to scheduled payments for long-lead time equipment for the Mt. Hope Project.  See “— Contractual Obligations” below.  The majority of funds expended were used to advance the Mt. Hope Project.

The Company also established a $36.0 million reserve account in December of 2012, at the direction of the LLC management committee, which will remain until availability of the Company’s portion of financing for the Mt. Hope Project is confirmed.  These funds are not available for general purposes until the LLC management committee authorizes a release.

The cash needs for the development of the Mt. Hope Project require that we and/or the LLC arrange for financing to be combined with funds anticipated to be received from POS-Minerals in order to retain its 20% membership interest.  The Company is working with its financial advisors to advance the full financing of the Mt. Hope Project, and continues to pursue other potential financing sources such as strategic partners, capital markets, domestic and international credit markets, and bank project financing.  There is no assurance that a suitable partner will be identified, or that the Company will be successful in raising the financing required to complete the Mt. Hope Project with other potential financing partners, or in raising additional financing in the future on terms acceptable to the Company, or at all.  Further, the Company does not have an estimated timeframe for finalizing agreements with any potential new financing partner.

Total assets as of September 30, 2013 decreased to $362.6 million compared to $385.5 million as of December 31, 2012 primarily due to the write-off of capitalized debt issuance costs related to the warrants previously issued to Hanlong and costs incurred as part of the due diligence for the Term Loan.

Effective September 7, 2013, we implemented a cost reduction and personnel retention program which included reductions in base cash compensation for our executive officers and members of the Board of Directors.  Cash compensation for our Chief Executive Officer was reduced by 25%, with other senior officers and employees receiving 10 — 20% salary reductions and non-employee directors receiving a 25% decrease in cash compensation for annual retainer and meeting fees.   We also approved cash and

equity incentives for the executive officers who remain with the Company through the earliest to occur of a financing plan for the Mt. Hope Project approved by the Board of Directors, a Change of Control (as defined in the employment or change of control agreements between the Company and each of our executive officers); involuntary termination (absent cause); or January 15, 2015 (the “Vesting Date”), and a personnel retention program providing cash and equity incentives for other employees who remain with the Company.

Based on our commitments as of September 30, 2013, we expect to make additional payments of approximately $0.2 million under milling process equipment orders through the end of 2013 and $15.2 million in 2014.  With our cash conservation plan, our non-equipment related cash requirements have declined to approximately $1.5 million per month.  When financing becomes available, equipment procurement will be restarted, and agreements that were suspended or terminated will be renegotiated under current market terms and conditions, as necessary.  In the event of an extended delay related to availability of the Company’s portion of full financing for the Mt. Hope Project, the Company will make its best efforts to revise procurement and construction commitments to preserve liquidity, our equipment deposits and pricing structures.  Accordingly, based on our current cash on hand and our ongoing cash conservation plan, the Company expects it will have adequate liquidity through the end of 2014, assuming a continuation of delayed payments against the milling process equipment orders noted above.

Other Capital Requirements

We also require additional capital to maintain our mining claims and other rights related to the Liberty Project, as well as continue payment of ongoing general and administrative costs associated with supporting our planned operations.  We estimate that approximately $0.6 million will be expended on the Liberty Project over the next 12 months.

Results of Operations

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

For the three months ended September 30, 2013 we had consolidated net income of $2.6 million compared with a net loss of $2.1 million in the same period for 2012.  The 2013 net income includes the constructive receipt of the Hanlong break fee for $10.0 million, forgiveness of debt of bridge loan interest for $0.8 million and $6.4 million write off as discussed below.

For the three months ended September 30, 2013 and 2012, exploration and evaluation expenses were $0.4 million and $0.3 million, respectively, reflecting continuous care and maintenance expense.

For the three months ended September 30, 2013 and 2012, general and administrative expenses were $1.4 million and $1.8 million, respectively, reflecting reduced spend on ongoing administrative costs as part of our cash conservation plan.

For the three months ended September 30, 2013 and 2012, constructive receipt of break fee for $10.0 million and forgiveness of debt of bridge loan interest for $0.8 million and nil, respectively, as a result of the termination of the Hanlong agreements in August 2013.

For the three months ended September 30, 2013 and 2012, write off of debt issuance costs was $6.4 million and nil, respectively, as a result of the termination of the Hanlong agreements in August 2013.

For the three months ended September 30, 2013 and 2012, interest income was nil as a result of low deposit interest rates on consolidated cash balances in 2013 and 2012.  Interest expense for the three months ended September 30, 2013 and 2012 was nil and $0.1 million, respectively as a result of interest accrued on the Bridge Loan.  The weighted average interest rate on the Bridge Loan was 2.27% and 2.45% for the three months ended September 30, 2013 and 2012, respectively.

Nine months ended September 30, 2013, compared to nine months ended September 30, 2012

For the nine months ended September 30, 2013, we had a consolidated net loss of $14.7 million compared with a consolidated net loss of $8.0 million in the same period for 2012.  The 2013 net loss includes the constructive receipt of the Hanlong break fee for $10.0 million, forgiveness of debt of bridge loan interest for $0.8 million and $6.4 million write off as discussed below.

For the nine months ended September 30, 2013, and 2012, exploration and evaluation expenses at the Liberty Project were $0.7 million and $0.6 million, respectively reflecting continuous care & maintenance expense.

For the nine months ended September 30, 2013, and 2012, general and administrative expenses were $6.3 million and $7.2 million, respectively.  The decrease in costs compared to the previous year relates primarily to overall decreases in consulting and legal costs as well as reduced spend on administrative costs as part of our cash conservation plan.

For the nine months ended September 30, 2013 and 2012, write down of warrant expense was $11.5 million and nil, respectively, as a result of the write off of loan commitment costs associated with the warrants issued to Hanlong in connection with the Sub Debt Facility.  The unamortized value of the warrants was written off upon termination of the warrant.

For the nine months ended September 30, 2013 and 2012, constructive receipt of break fee for $10.0 million and forgiveness of debt of bridge loan interest for $.8 million and nil, respectively, as a result of the termination of the Hanlong agreements in August 2013.

For the nine months ended September 30, 2013 and 2012, write off of debt issuance costs was $6.4 million and nil, respectively, as a result of the termination of the Hanlong agreements in August 2013.

Interest income was nil for the nine months ended September 30, 2013, and 2012, as a result of substantially lower interest rates and lower consolidated cash balances in 2013 and 2012.  Interest expense was $0.8 million and $0.2 million for the nine months ended September 30, 2013, and 2012 as a result of interest accrued on the bridge loan outstanding during 2013 and 2012 and amortization of loan commitment costs related to the Hanlong warrants in 2013.  The weighted average interest rate on the Bridge Loan was 2.29% and 2.48% for the three months ended September 30, 2013 and 2012, respectively.

Contractual Obligations

Our contractual obligations as of September 30, 2013 were as follows, based on financing expectations:

	Payments due by period (in millions)
Contractual obligations	Total	2013	2014 - 2016	2017 - 2018	2019 & Beyond
Operating Lease Obligations	0.3	0.1	0.2	—	—
Agricultural Sustainability Trust Contributions	4.0	—	4.0	—	—
Equipment Purchase Contracts	15.4	0.2	15.2	—	—
Advance Royalties and Deferral Fees	5.7	0.5	5.2	—	—
Collateral and premium payments for post closure reclamation and remediation	8.3	1.2	7.1	—	—
3M Plan Contributions	1.0	—	1.0	—	—
Total	$34.7	$2.0	$32.7	$—	$—

At September 30, 2013, we have active orders in varying stages of fabrication on milling process equipment comprised of two 230kV primary transformers and substation, a primary crusher, a semi-autogenous mill, two ball mills, and various motors for the mills.  In late 2012 and early 2013, the LLC made additional commitments for wellfield materials and equipment, and placed purchase orders for long-lead milling process equipment including the commitments for the engineering portion of flotation cells and the roaster.

In 2012, the LLC issued a firm purchase order for 18 haul trucks.  The order provides for delivery of those haul trucks required to perform initial mine development, which will begin several months prior to commercial production.  Non-refundable down-payments of $1.2 million were made in 2012, with pricing subject to escalation if the trucks were not delivered before December 31, 2013.  During the third quarter of 2013, the LLC renegotiated the timelines for truck delivery, accepting a 3% price increase and delaying deliveries into late 2014.  The contract is cancellable with no further liability to the LLC.

Also in 2012, the LLC issued a firm purchase order for four mine production drills with a non-refundable down-payment of $0.4 million, and pricing was subject to escalation if the drills were not delivered before the end of 2013.  In June of 2013, the LLC signed a change order which delayed delivery into the second half of 2014 and triggered a $0.2 million price increase.  The contract remains cancellable with no further liability to the LLC.

At June 30, 2012, the LLC’s contract to purchase two electric shovels expired.  On July 11, 2012 we signed a letter of intent with the vendor providing for the opportunity to purchase the electric shovels at prices consistent with the expired contract, less a special discount in the amount of $3.4 million to provide credit to the LLC for amounts paid as deposits under the expired contract.  The agreement provides that equipment pricing will remain subject to inflation indexes and guarantees production slots to ensure that the equipment is available when required by the LLC.  In October, 2013, the parties agreed to extend the letter of intent through June 30, 2014.

The following table sets forth the LLC’s cash commitments under mining and milling equipment contracts (collectively, “Purchase Contracts”) at September 30, 2013 (in millions):

Period	Cash Commitments Under Equipment Purchase Contracts as of September 30, 2013
4th Quarter 2013	0.2
Total 2013	0.2
1st Quarter 2014	13.4
2nd Quarter 2014	1.5
3rd Quarter 2014	0.3
4th Quarter 2014	—
2014	15.2
2015	—
2016	—
Total	$15.4

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

The worldwide molybdenum price fluctuated between $5.33 per pound in 2003 to over $40.00 per pound in 2005 and traded in the mid-$30s per pound prior to October 2008, when prices fell from approximately $33.50 per pound to $7.70 per pound in April 2009 as a result of the global financial crisis.  Subsequent to April 2009, prices slowly rose, finishing 2009 at $12.00 per pound and further increasing to finish 2010 at $16.40 per pound.  By the end of 2011 prices had pulled back to $13.30 per pound and decreased further to $11.50 per pound at the conclusion of 2012.  During 2013, molybdenum has traded in a range of $9.20 per pound to $11.90 per pound, and as of October 2013 traded at $9.60 per pound according to Ryan’s Notes.

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

On March 4, 2010, the Company entered into a molybdenum supply agreement (“Hanlong Agreement”) with China Han Long Mining Development Ltd and guaranteed by Hanlong (collectively “Hanlong Mining”).  Subject to Hanlong’s making the Term Loan available to the Company under the Purchase Agreement, as discussed above, the Hanlong Agreement required Hanlong Mining to purchase the Company’s entire share of the Mt. Hope molybdenum production above that necessary for the Company to meet its existing supply commitments until the expiration of those commitments.  As discussed above, with the termination of the Purchase Agreement and other agreements associated with the Hanlong Transaction, as Hanlong had not met its commitments, the rights and obligations under the Hanlong Agreement are likewise terminated.

The three remaining long term supply agreements provide for supply only after commercial production levels are achieved, and no provisions require the Company to deliver product or make any payments if commercial production is never achieved or declines, in later periods and have floor prices ranging from $14.25 to $15.00 per pound and incremental discounts above the floor price.  The agreements require that monthly shortfalls be made up only if the Company’s portion of Mt. Hope production is available for delivery, after POS-Minerals has taken its share.  In no event do these requirements to make up monthly shortfalls become obligations of the Company if production does not meet targeted levels.

Furthermore, each of the agreements remain as contractual obligations and have take-or-pay provisions that require the buyers to either take delivery of product made available by the Company, or to pay as though they had taken delivery pursuant to the term of the agreements.

While we have not used derivative financial instruments in the past, we may elect to enter into derivative financial instruments to manage commodity price risk.  We have not entered into any market risk sensitive instruments for trading or speculative purposes and do not expect to enter into derivative or other financial instruments for trading or speculative purposes.

Interest Rate Risk

As of September 30, 2013, we had a balance of cash and cash equivalents of $26.3 million.  Interest rates on short term, highly liquid investments have not changed materially since December 31, 2010, and continue to be 1% or less on an annualized basis.  Our debt agreements have interest rates of LIBOR plus a percentage.  Any significant rise in the LIBOR rate during the course of our debt agreements may affect our ability to service the debt.

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

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On February 15, 2013, Great Basin Resource Watch and the Western Shoshone Defense Project (“Plaintiffs”) filed a Complaint against the United States Department of Interior and BLM in the U.S. District Court, District of Nevada, seeking relief under the National Environmental Policy Act (“NEPA”) and other federal laws challenging the BLM’s issuance of the ROD for the Mt. Hope Project, and on February 20, 2013 filed a Motion for a Preliminary Injunction.  The Court allowed the LLC to intervene in the matter and the LLC has answered and filed its opposition to the Motion for a Preliminary Injunction.

On August 22, 2013, the Court denied, without prejudice, the Motion for Preliminary Injunction based on the parties’ Joint Stipulation to Continue Preliminary Injunction Oral Argument, which advised the Court that as a result of current economic conditions, including the Company’s ongoing financing efforts, all major ground disturbing construction activities had ceased at the Mt. Hope Project. The Court’s “without prejudice” ruling means that upon the Company’s decision to recommence significant ground-disturbing activities approved by ROD, sixty days advance notice will be provided to Plaintiffs, or if the scope of minor ongoing approved site activities exceeds the stipulated agreement, and thereafter, Plaintiffs may re-file their Motion for Preliminary Injunction at that time.  The Complaint remains pending before the Court, subject to a scheduling Order entered by the Court on September 18, 2013 for briefing on Plaintiffs’ Motion for Summary Judgment.  The parties and the Court have agreed to address the Plaintiffs’ claims under the Complaint based on the administrative record and the parties’ motion for summary judgment briefing on the merits.  Briefing and probable oral argument is anticipated to be completed in first quarter 2014.

The Mt. Hope Project underwent an exhaustive environmental analysis and review that lasted more than 6 years.  The process to complete the final Environmental Impact Statement (“EIS”) included extensive public and cooperating agency input (including the BLM, the National Park Service, the U.S. Environmental Protection Agency, the Nevada Division of Wildlife and the County of Eureka).  The Company supports the work completed by the BLM and believes that the ROD complies with all federal statutes and rules, and is very robust and defensible.

ITEM 1A.                                       RISK FACTORS.

Our Annual Report on Form 10-K for the year ended December 31, 2012, including the discussion under the heading “Risk Factors” therein, and this report describe risks that may materially and adversely affect our business, results of operations or financial condition.  The risks described in our Annual Report on Form 10-K and in this report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operations.  Other than as supplemented below, there have been no material changes in the risk factors reported in our last Annual Report on Form 10-K.

China Development Bank has suspended work on the Term Loan and we have not obtained, and may not obtain, alternative financing, which could cause additional delays or expenses in developing the Mt. Hope Project.

Subsequent to the Company’s filing of its Annual Report on 10-K on March 8, 2013 for the year ended December 31, 2012, the Company was notified on March 20, 2013 that China Development Bank had provided instructions to its legal counsel to suspend work on the Term Loan.  This suspension relates to reports that Mr. Liu Han, Chairman of Hanlong, has been detained by Chinese authorities.  The Company is working to secure another strategic partner in or outside of China to help advance the full financing of the Mt. Hope Project.  The Company has also begun to pursue other potential financing sources such as capital markets, domestic and international credit markets, and bank project financing.  There is no assurance that a suitable partner will be identified or that alternative financing can be achieved on similar terms and conditions to the Hanlong Transaction, or at all.

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

•                  China Development Bank has suspended work on the Term Loan, and we have not obtained, and may not obtain, alternative financing, which could cause additional delays or expenses in developing the Mt. Hope Project;

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

ITEM 2.                                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                                                DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                                                MINE SAFETY DISCLOSURES

None.

ITEM 5.                                                OTHER INFORMATION

None.

ITEM 6.                                                EXHIBITS

Exhibit Number	Description of Exhibit
10.01+	First Amendment to Amended and Restated Employment Agreement, dated as of September 6, 2013, between the Company and Bruce D. Hansen (Filed herewith.)
10.02+	Salary Reduction and Stay Incentive Agreement, dated as of September 6, 2013, between the Company and Bruce D. Hansen (Filed herewith.)
10.03+	First Amendment to Amended and Restated Employment Agreement, dated as of September 6, 2013, between the Company and David A. Chaput (Filed herewith.)
10.04+	Salary Reduction and Stay Incentive Agreement, dated as of September 6, 2013, between the Company and David A. Chaput (Filed herewith.)
10.05+	First Amendment to Amended and Restated Employment Agreement, dated as of September 6, 2013, between the Company and Robert I. Pennington (Filed herewith.)
10.06+	Salary Reduction and Stay Incentive Agreement, dated as of September 6, 2013, between the Company and Robert I. Pennington (Filed herewith.)
10.07+	Stay Incentive Agreement, dated as of September 6, 2013, between the Company and R. Scott Roswell (Filed herewith.)
10.08+	First Amendment to Change of Control Severance, Confidentiality and Non-Solicitation Agreement, dated as of September 6, 2013, between the Company and R. Scott Roswell (Filed herewith.)
10.09+	Stay Incentive Agreement, dated as of September 6, 2013, between the Company and Lee M. Shumway (Filed herewith.)
10.10+	First Amendment to Change of Control Severance, Confidentiality and Non-Solicitation Agreement, dated as of September 6, 2013, between the Company and Lee M. Shumway (Filed herewith.)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

Dated: November 4, 2013

GENERAL MOLY, INC.

By:	/s/ David A. Chaput
David A. Chaput
Chief Financial Officer and Duly Authorized Officer