Form 10-K
period 2013-12-31
General Moly, Inc
filed 2014-03-13
CIK 1275229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2013, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $73,525,424 based on the closing price as reported on the NYSE MKT.

As of March 6, 2014, 91,864,896 shares of the registrant’s common stock, par value of $0.001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement to be used in connection with its Annual Meeting of Stockholders and to be filed within 120 days of December 31, 2013 are incorporated by reference into Part III, Items 10-14, of this report on Form 10-K.

PART I

ITEMS 1. & 2.              BUSINESS AND PROPERTIES

The Company

References made in this Annual Report on Form 10-K to “we,” “our,” “us,” and the “Company” refer to General Moly, Inc. and its consolidated subsidiary Eureka Moly, LLC.

We are a development stage company in the business of the exploration, development and mining of properties primarily containing molybdenum.  Our primary asset is an 80% interest in the Mt. Hope Project (“Mt. Hope Project”), a primary molybdenum property, located in Eureka County, Nevada.  The Mt. Hope Project contains proven and probable molybdenum reserves totaling 1.4 billion pounds (1.1 billion pounds owned by us) of which 1.2 billion pounds (1.0 billion pounds owned by us) are estimated to be recoverable.  We received final federal and state of Nevada regulatory approvals in November 2012 and are in the process of obtaining project financing for the Mt. Hope Project.  In 2006, we acquired a second significant molybdenum and copper project, the Liberty Property (“Liberty Property”), located in Nye County, Nevada, which we wholly own.  The Liberty Property is anticipated to become our second molybdenum and copper operation, after commencement of commercial production at the Mt. Hope Project, with initial production dependent on market conditions.

Mt. Hope Project

In August, 2007, we completed a Bankable Feasibility Study (“Bankable Feasibility Study” or “BFS”) that provided data on the viability, expected economics, and production and cost estimates of the project.  Since publication of the BFS, we have revised several estimates, based primarily on engineering progress, which is approximately 65% complete at December 31, 2013.  Our current estimates for the Mt. Hope Project capital cost requirements are referred to as the “Project Capital Estimate” and our current estimates for the Mt. Hope Project operating costs are referred to as the “Project Operating Cost Estimate”.  On January 16, 2014, we filed a technical report (the “January 2014 Technical Report”) prepared in accordance with National Instrument 43-101 Standards of Disclosure for Mineral Projects of the Canadian Securities Administration (“NI 43-101”) for the Mt. Hope Project. The NI 43-101 is a codified set of rules and guidelines for reporting and displaying information related to mineral properties owned by, or explored by, companies which report these results on stock exchanges within Canada. The completed report estimates molybdenum reserves and resources, production, capital and operating cost parameters, along with project economics, as discussed in “— Reserves and Mineralized Material” below.

Project Ownership

From October 2005 to January 2008, we owned the rights to 100% of the Mt. Hope Project.  Effective as of January 1, 2008, we contributed all of our interest in the assets related to the Mt. Hope Project, including our lease of the Mt. Hope Project, into Eureka Moly, LLC (“the LLC”), and in February 2008 entered into an agreement (“LLC Agreement”) for the development and operation of the Mt. Hope Project with POS-Minerals Corporation (“POS-Minerals”).  Under the LLC Agreement, POS-Minerals owns a 20% interest in the LLC and General Moly, through Nevada Moly, LLC (“Nevada Moly”), a wholly-owned subsidiary, owns an 80% interest.  The ownership interests and/or required capital contributions under the LLC Agreement can change as discussed below.

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

In addition, as commercial production at the Mt. Hope Project was not achieved by December 31, 2011, the LLC will be required to return to POS-Minerals $36.0 million of its capital contributions, with no corresponding reduction in POS-Minerals’ ownership percentage.  This return of contributions payment is contingent upon the commencement of commercial production, as defined in the LLC Agreement, and will be due 20 days thereafter.  Based on our current plan, subject to availability of full financing for construction of the Mt. Hope Project, we anticipate commercial production will be achieved following a 20 — 24 month construction period.  Nevada Moly is obligated under the terms of the LLC Agreement to make capital contributions to the LLC to fund the return of contributions to POS-Minerals upon achievement of commercial production (i.e. when the contingency is resolved).  If Nevada Moly does not fund their additional capital contribution in order for the LLC to return to POS-Minerals $36 million of its total capital contributions, POS-Minerals has an election to either make a secured loan to the LLC to fund the return of contributions, or receive an additional interest in the LLC of approximately 5%.  In the latter case, Nevada Moly’s interest in the LLC is subject to dilution by a percentage equal to the ratio of 1.5 times the amount of the unpaid return of contributions over the aggregate amount of deemed capital contributions (as determined under the LLC Agreement) of both parties to the LLC (“Dilution Formula”).  At December 31, 2013, the aggregate amount of deemed capital contributions of both parties was $1,063.5 million.

Furthermore, the LLC Agreement permits POS-Minerals to put its interest in the LLC to Nevada Moly after a change of control of Nevada Moly or the Company, as defined in the LLC Agreement, followed by a failure to use standard mining industry practice in connection with the development and operation of the Mt. Hope Project as contemplated by the parties for a period of twelve consecutive months.  If POS-Minerals puts its interest, Nevada Moly or its transferee or surviving entity would be required to purchase the interest for 120% of POS-Minerals’ total contributions to the LLC, which, if not paid timely, would be subject to 10% interest per annum.

Beginning in November 2012, the Company and POS-Minerals had begun making monthly pro rata capital contributions to the LLC to fund costs incurred as required by the LLC Agreement.  The interest of a party in the LLC that does not make its monthly pro rata capital contributions to fund costs incurred is subject to dilution based on the Dilution Formula.  The Company and POS-Minerals consented, effective July 1, 2013, to Nevada Moly accepting financial responsibility for POS-Minerals’ 20% interest in costs related to Nevada Moly’s compensation and reimbursement as Manager of the LLC, and certain owners’ costs associated with Nevada Moly’s ongoing progress to complete project financing for its 80% interest, resulting in approximately $3.0 million to be paid by Nevada Moly on behalf of POS-Minerals during the term of the consensual agreement, which will be in place until the earlier of completion of Nevada Moly’s financing efforts or June 30, 2014.  POS-Minerals remains obligated to contribute its 20% interest in all other costs incurred by the LLC.  Other than those costs noted, through December 31, 2013 and to date through 2014, all required monthly contributions have been made by both parties.

Permitting Completion and Project Restart

On November 16, 2012, the BLM issued its ROD authorizing development of the Mt. Hope Project.  The ROD approves the Plan of Operations (“PoO”) for construction and operation of the mining and processing facilities and also grants the Rights-of-Way for a 230kV power transmission line, discussed below.  Monitoring and mitigation measures identified in the ROD, developed in collaboration with the regulatory agencies involved throughout the permitting process, will avoid, minimize, and mitigate environmental impacts, and reflect the Company’s commitment to operate the Mt. Hope Project to the highest environmental standards.

On February 15, 2013, Great Basin Resource Watch and the Western Shoshone Defense Project (“Plaintiffs”) filed a Complaint against the U.S. Department of the Interior and the BLM in the U.S. District Court, District of Nevada, seeking relief under the National Environmental Policy Act (“NEPA”) and other federal laws challenging the BLM’s issuance of the ROD for the Mt. Hope Project, and on February 20, 2013 filed a Motion for Preliminary Injunction.  The Court allowed the LLC to intervene in the matter.

On August 22, 2013, the Court denied, without prejudice, the Motion for Preliminary Injunction based on the parties’ Joint Stipulation to Continue Preliminary Injunction Oral Argument, which advised the Court that as a result of current economic conditions, including the Company’s ongoing financing efforts, all major ground disturbing activities had ceased at the Mt. Hope Project.  The Court’s “without prejudice” ruling means that upon the Company’s decision to recommence significant ground-disturbing activities which were approved by the ROD, sixty days advance notice will be provided to Plaintiffs, or if Plaintiffs believe the scope of minor ongoing approved site activities exceeds the stipulated agreement, then Plaintiffs may elect to re-file their Motion for Preliminary Injunction at that time.  The parties and the Court have agreed to address the Plaintiffs’ claims under the pending Complaint based on the administrative record and the parties’ motion for summary judgment briefing on the merits.  Briefing by the parties and probable oral argument is anticipated to be completed in the second quarter of 2014.

The Mt. Hope Project underwent exhaustive environmental analysis and review that lasted more than 6 years.  The process to complete the Environmental Impact Statement (“EIS”) included extensive public and cooperating agency input (including the BLM, the National Park Service, the U.S. Environmental Protection Agency, the Nevada Division of Wildlife and the County of Eureka).  The Company supports the work completed by the BLM and believes that the ROD complies with all federal statutes and rules, and is very robust and defensible.

The State of Nevada Division of Environmental Protection (“NDEP”) issued a Reclamation Permit for the Mt. Hope Project on November 19, 2012, which authorizes surface disturbance and construction of facilities.  The Reclamation Permit also approves the Phase 1 reclamation cost estimate of approximately $73.4 million to begin construction in 2013 and established bonding requirements based on this estimate.  On December 18, 2012, BLM accepted the LLC’s reclamation surety bonding in satisfaction of financial guarantee requirements under the ROD for the Mt. Hope Project.  The surety bond program has been funded with an initial cash payment of $5.6 million and requires additional cash funding of $11.6 million through the construction process for a total of $17.2 million, which is in alignment with the net cash bonding cost included in the December 2013 Project Capital Estimate (the “Project Capital Estimate”).  This total, comprised of the $17.2 million in cash and the remainder in surety bonding, covers the initial surface disturbance and facilities anticipated to be in place in the first three years following construction of the Mt. Hope Project, which are subject to ongoing evaluation thereafter. With the surety program in place and the initial contribution funded, the BLM has authorized that surface disturbance in conformity with the ROD may proceed.

On May 29, 2012, NDEP issued a Class II Air Quality Operating Permit for the Mt. Hope Project.  This permit establishes operating restrictions and monitoring requirements associated with specific air emission points.

On November 26, 2012, NDEP issued a Water Pollution Control Permit (“WPC”) for the Mt. Hope Project.  The WPC also approves the operational and closure plans for the Mt. Hope Project, and establishes monitoring requirements.

The LLC initiated cultural clearance activities at the Mt. Hope Project in early December 2012 upon receipt of an Archaeological Resource Protection Act Permit issued by the State Archeologist at the Nevada State Office of the BLM.  Cultural clearance is an important component of the LLC’s commitment to environmental protection and will be completed before major earthworks are done in any of the construction areas. The LLC has cleared priority areas for initial construction and will continue mitigation throughout the disturbance footprint. Use of this phased approach is intended to allow the LLC to maintain uninterrupted construction progress.

On January 2, 2013, the Public Utilities Commission of Nevada (“PUCN”) issued the LLC a permit to construct a 230kV power line that interconnects with Nevada Energy’s transmission system at the existing Machacek Substation located near the town of Eureka, Nevada and extend it approximately 25 miles to the planned Mt. Hope Substation.  In addition, the BLM approved the LLC’s surety bonds for reclamation of disturbance associated with construction of the 230kV power transmission line.  The PUCN permit and approved bond allows the LLC to build the transmission infrastructure in a timely manner and provide the necessary capacity to power construction activities and Mt. Hope Project operations. Construction of the transmission line will also include upgrades to the existing Machacek Substation near Eureka that will improve the reliability of electrical power to the community.  At full production the Mt. Hope Project will have a total electrical demand load of approximately 75 megawatts. Transmission capacity was secured in 2008 and the LLC will negotiate for generating capacity prior to Mt. Hope Project commissioning activities, which will be available once the power line is constructed and energized.

On January 17, 2013, the Federal Energy Regulatory Commission approved an Engineering, Procurement and Construction Agreement contract between Nevada Energy and Mt. Wheeler Power.  In turn, in early January 2013, the LLC put in place a contract with Mt. Wheeler Power to provide the interconnect facilities to the Mt. Hope Project.  The contract scope is to design and install the interconnect facility at the Machacek Substation, near the town of Eureka, to connect the LLC’s future 230kV power line to the utility.

The LLC initiated preliminary construction activities in early January 2013 including early wellfield development and clearing and grubbing of terrain. Completion of the wellfield and water distribution systems are key items to begin major construction activities.  Preliminary work also included clearing the open pit minesite, millsite, tailings dam and administrative office areas.  Further activities have been suspended as a result of the delay in financing for the Mt. Hope Project and will resume as financing becomes available.

Capital & Operating Cost Estimates

The development of the Mt. Hope Project has a Project Capital Estimate of $1,312 million, which includes development costs of approximately $1,245 million and $67 million in cash financial guaranty/bonding requirements, advance royalty payments, and power pre-payment estimates.  These capital costs were updated in the third quarter of 2012, and were then escalated by approximately 3% in the third quarter of 2013, for those items not yet procured or committed to by contract.  The Mt. Hope Project has not materially changed in scope and is currently designed at approximately 65% engineering completion, with solid scope definition.  The pricing remains subject to escalation associated with equipment, construction labor and commodity price increases, and project delays, which will continue to be reviewed periodically.  The Project Capital Estimate does not include financing costs or amounts necessary to fund operating working capital and potential capital overruns, is subject to additional holding costs as the Company experiences delays in achieving its portion of financing for the Mt. Hope Project, and may be subject to other escalation and de-escalation as contracts and purchase arrangements are finalized at then current pricing.  From October 2007 through the year ended December 31, 2013, the LLC spent approximately $263.4 million of the estimated $1,312 million on development of the Mt. Hope Project.

The LLC’s Project Operating Cost Estimate forecasts molybdenum production of approximately 40 million pounds per year for the first five years of operations at estimated average direct operating costs of $6.28 per pound based on $90 per barrel oil equivalent energy prices.  The Costs Applicable to Sales (“CAS”) per pound, including anticipated royalties calculated at a market price of $15 per pound molybdenum, are anticipated to average $7.00 per pound.  For a reconciliation of direct operating costs, a non-GAAP measure, to CAS, see “—Description of the Mt. Hope Project—Reserves and Mineralized Material—Production and Operating Cost Estimates” below.  These cost estimates are based on 2013 constant dollars and are subject to cost inflation or deflation.

Equipment and Supply Procurement

Through December 31, 2013, the LLC has made deposits and/or final payments of $74.1 million on equipment orders, has spent approximately $177.3 million for the development of the Mt. Hope Project and has paid $12.0 million into an escrow arrangement for electricity transmission services, for a total Mt. Hope Project inception-to-date spend of $263.4 million.

In late 2012 and early 2013, the LLC made additional commitments for wellfield materials and equipment, and placed purchase orders for long-lead process equipment including the commitments for the engineering portion of flotation cells and roaster equipment.  Based on such commitments at December 31, 2013, we expect to make additional payments of approximately $2.6 million in 2014 and $12.8 million in 2015.  Based on our current cash on hand and our ongoing cash conservation plan, the Company expects it will have adequate liquidity through the end of 2014.  However, additional financing will be required to meet commitments and operating costs in 2015.

In 2012, the LLC issued a firm purchase order for eighteen haul trucks.  The order provides for delivery of those haul trucks required to perform initial mine development, which will begin several months prior to commercial production.  Non-refundable down-payments of $1.2 million were made in 2012, with pricing subject to escalation as the trucks were not delivered prior to December 31, 2013.  During the third quarter of 2013, the LLC renegotiated the timelines for truck delivery, accepting a 3% price increase and delaying deliveries into late 2014.  The contract is cancellable with no further liability to the LLC.

Also in 2012, the LLC issued a firm purchase order for four mine production drills with a non-refundable down-payment of $0.4 million, and pricing was subject to escalation if the drills were not delivered by the end of 2013.  In June of 2013, the LLC signed a change order which delayed delivery into the second half of 2014 and triggered a $0.2 million price increase.  The contract remains cancellable with no further liability to the LLC.

On June 30, 2012, the LLC’s contract to purchase two electric shovels expired.  On July 11, 2012, we signed a letter of intent with the same vendor providing for the opportunity to purchase the electric shovels at prices consistent with the expired contract, less a special discount in the amount of $3.4 million to provide credit to the LLC for amounts paid as deposits under the expired contract.  The letter of intent provides that equipment pricing will remain subject to inflation indexes and guarantees production slots to ensure that the equipment is available when required by the LLC.  In October 2013, the parties agreed to extend the letter of intent through June 30, 2014.

Termination of Agreements with Hanlong (USA) Mining Investment Inc.

In March 2010, we signed a series of agreements with Hanlong (USA) Mining Investment, Inc. (“Hanlong”), an affiliate of Sichuan Hanlong Group, a privately held Chinese company.  The agreements formed the basis of a $745 million transaction that was intended to provide the Company with adequate capital to contribute its 80% share of costs to develop the Mt. Hope Project.  The agreements included:  (a) a Securities Purchase Agreement (the “Purchase Agreement”) that provided for the sale to Hanlong of shares of our common stock in two tranches that would have aggregated 25% of our outstanding stock on a fully diluted basis for $80 million ($40 million per tranche), conditioned upon us receiving permits for the Mt. Hope Project and Hanlong’s obligation to use commercially reasonable efforts to procure a $665 million loan from a Prime Chinese Bank (“Term Loan”) for our use in constructing the Mt. Hope Project; (b) a Stockholder Agreement that provided Hanlong representation on our Board of Directors (“Board”) and provided Hanlong representation on the LLC management committee, governed how Hanlong would vote its shares of the Company and limited Hanlong’s ability to purchase or dispose of our securities; (c)  a Bridge Loan whereby Hanlong provided $10 million to the Company to preserve liquidity until permits were received and the Term Loan was available; and (d) a long-term molybdenum supply off-take agreement (discussed further in Item 3 below) which required Hanlong to purchase the Company’s entire share of the Mt. Hope Project’s molybdenum production above that necessary for the Company to meet its pre-existing supply commitments until the expiration of those commitments (collectively, the “Hanlong Transaction”).  Pursuant to the Purchase Agreement, on December 20, 2010, we closed on the first tranche and issued 11,843,341 shares of common stock to Hanlong for a purchase price of $40 million, or approximately $3.38 per share.  We granted Hanlong registration rights with respect to those shares.  The Company filed a Registration Statement on Form S-3 in December 2013, which, among other transactions included registration of the Hanlong shares, thereby allowing Hanlong to sell their shares to a third party.  The registration statement was declared effective on January 29, 2014.  After the closing of the first tranche, Hanlong became entitled to nominate one director to serve on our Board and one representative to the LLC management committee.  Nelson Chen was designated by Hanlong to serve in both of these capacities.

On March 20, 2013, the Company was notified that China Development Bank (“CDB”) had suspended work on the Term Loan.  This suspension relates to reports that Mr. Liu Han, Chairman of Hanlong had been detained by Chinese authorities.

In August 2013, the Company terminated its ongoing relationship with Hanlong.  The Purchase Agreement provided that it could be terminated by either party (providing the terminating party was not in default) if the closing of the second tranche had not occurred on or before the earlier of December 31, 2012 or August 16, 2013 (the date which is nine months after the issuance of the ROD).  In August 2013, the Company notified Hanlong that it was terminating the Purchase Agreement as Hanlong had not met its commitments under the agreement.  Hanlong acknowledged and consented to the termination.

As a result of the termination of the Purchase Agreement, Hanlong was obligated to pay the Company a break fee of $10.0 million because Hanlong failed to arrange the Term Loan within the above described deadline.  The Company and Hanlong have agreed to offset the break fee against the repayment of the Bridge Loan.  The outstanding balance of the Bridge Loan and related accrued interest were recorded on the income statement as constructive receipt of break fee for $10.0 million and forgiveness of debt of bridge loan interest for $0.8 million as of September 30, 2013, and upon the termination of the Purchase Agreement.

In connection with the termination of the Hanlong relationship, most of the provisions of the Stockholder Agreement were also terminated.  Under the continuing provisions of the Stockholder Agreement, Hanlong’s right to designate one nominee to the Board continues until such time that Hanlong’s ownership percentage falls below 10%.  Currently, Hanlong owns approximately 13.0% of our outstanding common stock on a fully diluted basis.  In June, 2013, the Board recommended the election of Mr. Chen as a Class III member, in the Board’s slate of nominees submitted to our stockholders, pursuant to the Stockholder Agreement.  He was elected by a vote of the stockholders at the Company’s 2013 Annual Meeting of Stockholders for a three-year term.  In August 2013, Mr. Chen stepped down from the LLC management committee.

On October 26, 2012, we entered into an agreement with Hanlong pursuant to which Hanlong would provide us with a Subordinated Debt Facility (“Sub Debt Facility”) of up to $125.0 million to assist the Company in financing capital cost increases.  Simultaneously with the execution of the Sub Debt Facility, the Company issued a warrant to Hanlong with a 2.5-year maturity to purchase ten million shares of the Company’s common stock.

On May 14, 2013, the Company and Hanlong mutually agreed to terminate the Sub Debt Facility and warrant to provide the Company with greater flexibility in securing an additional strategic partner.  As the warrant was fully vested and exercisable at the time of termination, this resulted in an $11.5 million non-cash charge to the income statement for the remaining unamortized value associated with the issuance of the warrant as of June 30, 2013.

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

Since purchasing the Liberty Property, we have completed two drilling programs that, combined with previous evaluation work performed by former owners, identified mineralization totaling 541.4 million tons with ore grades averaging 0.067% molybdenum and 0.08% copper.  In April 2008 we completed a pre-feasibility study outlining project viability, expected economics, and production and cost estimates.  On October 3, 2011 the Company released an updated NI 43-101 compliant resource estimate and on November 15, 2011, released an updated pre-feasibility study detailing updated resource estimates and project economics.  The NI 43-101 is a codified set of rules and guidelines for reporting and displaying information related to mineral properties owned by, or explored by, companies which report these results on stock exchanges within Canada. The completed report estimates molybdenum and copper reserves and resources, production, capital and operating cost parameters, along with project economics.  We advanced metallurgical and environmental work in 2013, with dedicated internal resources and $0.2 million in external costs, and will continue to examine project development options and feasibility.

Other Mining Properties

We also have mining claims and land purchased prior to 2006 which consist in part of (a) approximately 107 acres of fee simple land in the Little Pine Creek area of Shoshone County, Idaho, (b) six patented mining claims known as the Chicago-London group, located near the town of Murray in Shoshone County, Idaho, and (c) 34 unpatented mining claims in Marion County, Oregon, known as the Detroit property.  Our efforts at these properties are minimal and consume no significant financial resources.  The

Company has retained production royalties of 1.5% of all net smelter returns on future production from two undeveloped properties in Skamania County, Washington and Josephine County, Oregon, which were sold in 2012 and 2013, respectively.

Corporate Information

The Company was initially incorporated in Idaho under the name “General Mines Corporation” in 1925.  We have gone through several name changes and on October 5, 2007, we reincorporated the Company in the State of Delaware (“Reincorporation”) through a merger of Idaho General Mines, Inc. with and into General Moly, Inc., a Delaware corporation that was a wholly-owned subsidiary of Idaho General Mines, Inc. with General Moly, Inc. being the surviving entity.  In connection with the Reincorporation, all of the outstanding securities of Idaho General Mines, Inc. were converted into securities of General Moly, Inc. on a one-for-one basis.  For purposes of the Company’s reporting status with the U.S. Securities and Exchange Commission (“SEC”), General Moly, Inc. is deemed a successor to Idaho General Mines, Inc. Our common stock is traded on the NYSE MKT under the symbol “GMO” and, in February 2008, the Company began trading on the Toronto Stock Exchange (“TSX”) under the same symbol.  Our registered and principal executive office is located at 1726 Cole Blvd., Suite 115, Lakewood, Colorado 80401 and the phone number for that office is (303) 928-8599.

We maintain a website at www.generalmoly.com, on which we will post free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q, Extensible Business Reporting Language (“XBRL”) documents, and any amendments to these reports under the heading “Investors” as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.  We also routinely post important information about the Company on our website under the heading “Investors.”  We do not incorporate the information on our website into this document and you should not consider any information on, or that can be accessed through, our website as part of this document.  You may read and copy any materials we file with the SEC at the Securities and Exchange Commission Public Reference Room at 100 F Street NE Washington, DC 20549.  Information regarding the operation of the Public Reading Room may be obtained by calling the SEC at 1.800.732.0330.  The SEC also maintains a website that contains our reports and other information at www.sec.gov.

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

•                                          The Mt. Hope Project, of which we own 80%, currently in the development stage, is construction ready and fully permitted, and is anticipated to be one of the largest and lowest cost primary molybdenum projects in the world, driven, in part, by high ore grades that will be processed early in the mine life.

•                                          Our Liberty Property has the potential to become a second, significant, molybdenum and copper operation and is wholly-owned by the Company and royalty-free.

•                                          The Mt. Hope Project and the Liberty Property are located in Nevada, which has a long and ongoing history of large-scale, open pit mining operations.

•                                          Both the Mt. Hope Project and the Liberty Property have near-by infrastructure for power, access roads, and water and have an environmentally sound design.

•                                          We have strong international support from the steel industry as evidenced by the strategic partnerships and off-take agreements we have in place with several of the world’s largest steel companies.

•                                          We anticipate favorable long-term market fundamentals for molybdenum.

Products

We do not currently produce any products.  When the Mt. Hope Project is developed, the LLC expects production of 40 million pounds of molybdenum per year over the first five years on average and approximately 1.2 billion pounds of molybdenum over the expected 41-year life of the project.  The Mt. Hope Project will primarily focus on producing Technical Grade Molybdenum Oxide (“TMO”), which is widely utilized by the steel industry.  In the future, we may also consider producing ferromolybdenum (“FeMo”), and have designed the Mt. Hope Project plant to accommodate this process, which is also used by the steel industry and would make the Company a more complete supplier to the steel industry.

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

Other significant molybdenum applications include lubrication, catalytic sulfur reduction in petrochemicals, lighting, LCD activation screens, x-ray generation, high temperature heat dissipation and high temperature conductivity.  These areas represent the highest technical and value-added applications of molybdenum, but are also the most readily eliminable in times of technical or economic downturns.

Competitive Conditions

Molybdenum exploration, development and production is a competitive business.  We anticipate competing worldwide with numerous molybdenum suppliers once the Mt. Hope Project achieves production.

The supply of molybdenum comes from both primary molybdenum mines, such as our proposed Mt. Hope Project, and as a byproduct of porphyry copper production.  Each source of supply represents approximately 50% of the molybdenum produced annually, which was forecast by CPM Group to grow to 515 million pounds in 2013 and then to 534 million pounds in 2014.  Although many companies produce molybdenum, some of which also mine other minerals, approximately two-thirds of global production is concentrated among ten companies.

When and if we commence production at either or both of our Mt. Hope Project and Liberty Property, our competitive position will be based on the quality and grade of our ore bodies and our ability to manage costs compared with other producers.  Our costs are driven by the grade and nature of our ore bodies as well as input costs, including energy, labor and equipment.  Our ability to have a competitive position over the long-term will be based on, among other things, favorable logistics and stable geo-political climate, the large size of our combined ore resources and anticipated production rate capacity as well as our intention to hire and retain a skilled workforce, and manage our costs.

Employees

The Company had a total of 38 employees, including 34 exempt and 4 hourly employees, as of December 31, 2013.

Description of the Mt. Hope Project

Overview

The discussion in this section is based on the entire Mt. Hope Project, of which we own an 80% interest. The LLC is proceeding with the development of the Mt. Hope Project.  The Mt. Hope Project will include the development of an open pit mine, construction of a concentrator and a roaster, and construction of all related infrastructure to produce TMO, the most widely used molybdenum product.

From November 2004 through August 2007 we conducted numerous exploration, drilling and evaluation studies, culminating in the BFS for the Mt. Hope Project.  In 2005, we initiated the baseline studies necessary for development of an EIS.  We completed an initial PoO, which the BLM accepted in September 2006.  In December 2006, the BLM selected an environmental firm to complete the EIS for the Mt. Hope Project.  The Company worked diligently with the environmental firm to complete the EIS, resulting in the ROD becoming effective on November 16, 2012.

The Mt. Hope Project — the Mt. Hope Lease

The Mt. Hope Project is owned/leased and will be operated by the LLC under the LLC Agreement.  The LLC currently has a lease (“Mt. Hope Lease”) with Mount Hope Mines, Inc. (“MHMI”) for the Mt. Hope Project for a period of 30 years from October 19, 2005 and for so long thereafter as operations are being conducted on the property.  The lease may be terminated earlier at the election of the LLC, or upon a material breach of the agreement and failure to cure such breach.  If the LLC terminates the lease, termination is effective 30 days after receipt by MHMI of written notice to terminate the Mt. Hope Lease and no further payments would be due to MHMI.  If MHMI terminates the lease, termination is effective upon receipt of a notice of termination of a material breach, representation, warranty, covenant or term contained in the Mt. Hope Lease and followed by failure to cure such breach within 90 days of receipt of a notice of default.  MHMI may also elect to terminate the Mt. Hope Lease if the LLC has not cured the non-payment of obligations under the lease within 10 days of receipt of a notice of default.

Located in Eureka County, Nevada, the Mt. Hope Project consists of 13 patented lode claims and one millsite claim, which are owned by MHMI and leased to the LLC, and 1,521 unpatented lode claims, including 109 unpatented lode claims owned by MHMI and leased to the LLC and 1,412 unpatented lode claims owned by the LLC.  Patented claims are owned real property and unpatented claims are held subject to the paramount title of the United States of America and remain valid for as long as the claim contains a discovery of valuable minerals as defined by law and the holder pays the applicable fees.

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

The LLC is not permitted to assign or otherwise convey its obligations under the Mt. Hope Lease to a third party without the prior written consent of MHMI, which consent may be withheld at its sole discretion.  If, however, the assignment takes the form of a pledge of our interest in the Mt. Hope Project for the purpose of obtaining project financing, MHMI’s consent may not be unreasonably withheld.  The Mt. Hope Lease further requires the LLC to keep the property free and clear of all liens, encumbrances, claims, charges and burdens on production except as allowed for a project financing.

The Mt. Hope Lease requires that the terms of any project financing must provide that: (i) any principal amount of debt can only be repaid after payment of the periodic payments as set out in the Mt. Hope Lease; (ii) the lenders may not prohibit or interfere with any advance royalty payments due to MHMI under the Mt. Hope Lease; and (iii) no cash sweeps or payments of excess cash flow may be made to the lenders in priority of such advance royalty payments, as discussed in “ — Royalties, Agreements and Encumbrances” below.

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

Royalties, Agreements and Encumbrances

Advance Royalty

The Mt. Hope Lease requires a royalty advance (“Construction Royalty Advance”) of 3% of certain construction capital costs, as defined in the Mt. Hope Lease.  The LLC is obligated to pay a portion of the Construction Royalty Advance each time capital is raised for the Mt. Hope Project based on 3% of the expected capital to be used for those certain construction capital costs defined in the Mt. Hope Lease.  Through December 31, 2013, we have paid $23.1 million of the total Construction Royalty Advance.  Based on our Mt. Hope Project capital budget we estimate that a final reconciliation payment on the Capital Construction Cost Estimate (the “Estimate”) will be due following the commencement of commercial production, after as-built costs are definitively determined.  The Company estimates, based on the revised capital estimate discussed above and the current timeline for the commencement of commercial production, that an additional $4.2 million will be due approximately 20 — 24 months after the commencement of construction.  This amount was accrued as of December 31, 2013.  The capital estimates may be subject to escalation in the event the Company experiences continued delays in achieving full financing for the Mt. Hope Project.

The LLC is also obligated to make a minimum annual advance royalty payment (“Annual Advance Royalty”) of $0.5 million each October 19 for any year wherein commercial production has not been achieved or the MHMI Production Royalty (as hereinafter defined) is less than $0.5 million.  As commercial production is not anticipated to commence until mid-2016, the Company has accrued $1.0 million in Annual Advance Royalty payments which will be due in two $0.5 million installments in October 2014 and 2015, respectively.  An additional installment of $0.5 million was paid in October 2013.  The Estimate and the Annual Advance Royalty are collectively referred to as the “Advance Royalties.”  All Advance Royalties are credited against the MHMI Production Royalties once the mine has achieved commercial production.  After the mine begins production, the LLC estimates that the MHMI Production Royalties will be in excess of the Annual Advance Royalties for the life of the Mt. Hope Project and, further, the Estimate will be credited against MHMI Production Royalties owed at the rate of 50% of MHMI Production Royalties on an annual basis until fully consumed.  Assuming a $15 molybdenum price, the Annual Advance Royalties are consumed within the first three years of commercial production.

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

Environmental Regulations and Permits

The Mt. Hope Project is subject to numerous state and federal environmental regulations and permits.  See “—Applicable Mining Laws” and “—Permitting” below for a detailed description of these requirements.

Accessibility, Climate, Local Resources, Infrastructure, and Physiography

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

Local Resources and Infrastructure

The town of Eureka, Nevada is approximately 21 miles to the south of the Mt. Hope Project, via Route 278.  The infrastructure requirements to support the mine and mill concentrator consist of bringing power and water to the property, commensurate with the operational requirements, including developing a water wellfield within the Kobeh Valley, constructing site access roads, constructing maintenance shops for the mine and plant administrative offices, constructing a potable water supply system, constructing septic leachfield systems, installing emergency power generators and liquid natural gas tanks, and installing facilities for project communications.  A 230kV power line is expected to be developed from the Machacek substation near Eureka to the minesite.

Water Rights and Surface Rights

Planned water wells, located approximately 6 miles to the southwest of the planned operating facilities, are anticipated to supply approximately 7,000 gallons per minute (“gpm”) to the Mt. Hope Project.  Exploration for water is sufficiently advanced to identify the source of water that will be used for all project water needs, with final fresh water development to occur during the construction of the project.  (See “—Permitting — Mt. Hope Permitting Requirements — Water Appropriation Permits—Nevada Division of Water Resources” below for a discussion of the current status of our applications for water rights for use in the Mt. Hope Project).

Surface rights on the Mt. Hope Project include BLM open range grazing rights; stock water rights are located in the vicinity of the Project.  Two power line easements cross within the property boundaries.  An existing easement for a 345kV transmission line runs north-south on the western edge of the property and the other existing easement is a medium-voltage power line that runs east along the existing main access road that connects to Route 278 to the eastern property boundary.  The Company also has a right-of-way from the BLM for a microwave relay that provides network communications and voice radio capability for the minesite and will provide improved cellular service to the surrounding community.

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

The major valleys in the Mt. Hope region are Diamond Valley to the east, Pine Valley to the north, and Kobeh Valley to the west and southwest of the Mt. Hope Project.  Diamond and Pine Valleys are elongated in a north-south direction.

Valleys are typically underlain by thick (several thousand feet) of unconsolidated to poorly consolidated alluvium.  Mountains are characterized by extensive bedrock exposures.  Soils are typically thin and poorly developed.

Generally, groundwater in the mountains is hosted in fracture-controlled aquifers, while groundwater in the valleys is in porosity-controlled aquifers.

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

The natural vegetation of the region consists of pinion juniper and sagebrush with grass.  The pinion juniper occupies the higher elevations of the mountain slopes, with the lower areas in the valley covered predominantly with sagebrush, shrubs, and perennial bunchgrasses.

Mt. Hope, located in the lower foothills of the southeast flank of the Roberts Mountains, stands approximately 8,400 feet in elevation.  Areas to the east and southeast of the Project slope gently to elevations from 6,400 to 7,900 feet.  Diamond Valley, situated to the south and east, is approximately 6,000 feet in elevation.

These physiographic attributes are typical of other major mines in Nevada.

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

Exxon recognized molybdenum potential at Mt. Hope in 1978 and acquired an option on the property from MHMI.  By 1982, Exxon had completed 69 drill holes, which partially defined a major molybdenum deposit underlying the east flank of the Mt. Hope property.  Exxon conducted a +/-25% feasibility study of the Mt. Hope project in 1982.  A draft EIS was completed on the project and public hearings were held in early 1985.  Exxon drilled an additional 60 holes on the property between 1983 and 1988 but did not update their deposit block model with data from the post-1982 holes.  Cyprus drilled four holes on the property in 1989-90 under an agreement with Exxon but did not pursue the project.

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

Mineralization

The main form of molybdenum mineralization that occurs within the orebody is molybdenite (MoS2 - molybdenum disulfide).  Much of the known molybdenite is distributed around two lobes and offshoots of the main quartz porphyry stock and within two separate mineralized zones.  A concentration of higher-grade mineralization is present between the eastern and western mineral zones.  Referred to as the Mt. Hope Fault Zone, this area is approximately 1,300 feet in diameter and varies from 325 to 985 feet deep.  This zone will be the target of open pit mining in the first 32 years.  Lower grade ore will also be mined and stockpiled during the first 34 years and will be processed in the succeeding 8 years.

Exploration

Since acquiring access to the Mt. Hope Project, we have completed additional exploration drilling for molybdenum for the purposes of supporting our BFS and obtaining engineering information for items such as geotechnical design, hydrology, and condemnation for waste dumps and tailing ponds as well as infill drilling for ore calculation purposes.

The Mt. Hope property has been extensively drilled and all core and assay results are available to the Company.  Accordingly, this data has been used to analyze and quantify the mineral resource based on an extensive high quality database.  The drilling at the Mt. Hope Project has been predominately performed by utilizing diamond core methods, and some reverse circulation (“RC”) in areas of condemnation and water well drilling.  The drill hole database used in the current mineral resource estimate includes 267 holes drilled for a total of 324,634 feet of drilling; 247,893 feet of which is core and RC collar/core finish, the remaining 76,741 feet is RC.

Ore to Be Mined

The table below summarizes the ore grades we expect to mill under our January 2014 Technical Report prepared in accordance with NI 43-101 guidelines for the Mt. Hope Project.

Mill Feed Ore Statistics

		Average
		Grade	Mo
Category	Ktons	Mo%	Recovery %
Ore in Years 1-5	122,000	0.092	89.8
Ore in Years 1-10	244,000	0.086	89.5
Ore Life of Mine	985,000	0.070	88.8

The modeled pit, including the above mineralized material and waste, contains an estimated 2.7 billion tons of total material.  Based on these estimates, from the inception of production through year 34, the mill will process 820 million tons of ore at an average ore grade of 0.076%.  During this time period low-grade ore totaling 165 million tons with an average ore grade of 0.039% will be stockpiled for later feed into the mill from years 34 through 41.  Waste material totaling 1.7 million tons will also be mined and disposed of on site.  The total production is based on estimated life of mine and has a 0.034% Mo cutoff grade.

In February, 2014, we announced the results of an internal study for operating the Mt. Hope Project in later years in a sustained lower molybdenum price environment.  The study considered an optional scenario which would provide ore for 24 years of mining and 30 years of milling, compared with the base plan discussed above (34 years of mining and 41 years of milling).  The optional scenario provides the LLC with flexibility to respond to a sustained lower molybdenum price environment in later years, after the Mt. Hope Project is developed and operating.  During the first nine years of production in the pit, there would be no meaningful change between the base and optional scenario developed by the study.  The divergence would come in later years when the optional scenario could be implemented if lower molybdenum prices are sustained long-term.

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

Ore will be hauled directly to the crusher at the southeast side of the pit.  Waste will be delivered to one of four waste sites located around the mine.  One low grade stockpile will be located to the east of the pit.  The low-grade material will be re-handled and processed through the plant following the initial 32 years of mining.  The planned storage of low-grade ores is 165 million tons at a grade of 0.039% Mo.

Process Overview

The process circuit will include:

•                                          Primary Crusher & Coarse Ore Stockpile—The primary crusher will be located adjacent to the pit and crushed ore will be fed to a 70,000 ton live capacity stockpile.

•                                          Semi-Autogenous Grinding (“SAG”) & Ball Mill Circuit—Ore will be reclaimed from the stockpile from up to four feeders and fed by conveyor to the SAG mill.  The design will allow for the addition of a pebble crusher.  Following the SAG mill, the ore will be ground to 80% passing 150 micrometers in the two ball mills at an average daily processing rate of 66,688 tons.

•                                          Flotation Circuit—Following the grinding circuit, the ore will be processed in a conventional flotation plant.  The molybdenum ore will be treated through two banks of rougher/scavenger flotation, one stage of first cleaners followed by regrind, and six additional stages of cleaner flotation.  Some molybdenum concentrates with higher levels of included metals will be treated through a concentrate leach facility to produce the cleaned, final molybdenum concentrate.  Metallurgical results have indicated that an estimated mill recovery of approximately 89% is achievable across grades ranging from 0.04% through 0.1% Mo with final concentrate grades of approximately 54% to 56% Mo.

•                                          Roaster Circuit—Molybdenum concentrate will be further processed in two multi-hearth roasters to produce technical grade molybdenum trioxide product.  The roasting facility will provide a fully integrated process.

Tailing Facility

The proposed mining and processing operation is expected to produce approximately 24 million tons of tailing (including SO2 scrubber residue) per year.  Approximately 990 million tons of tailing will be produced.  The tailing storage facility layout provides for the construction of one tailing impoundment that will contain approximately 30 years of operations.  A second facility is planned for the remaining years.  Both tailing impoundments will be constructed with plastic liners to provide for groundwater protection.

Reserves and Mineralized Material

Our January 2014 Technical Report, which contained an updated statement of reserves and mineralized material, revised the previous proven and probable estimates supported by the 2007 BFS.  The new statement establishes proven reserves totaling 320,473 thousand tons of ore at an average grade of 0.084% molybdenum and probable reserves totaling 664,129 thousand tons of ore at an average grade of 0.063% molybdenum, summarized as follows:

Statement of Reserves and Mineralized Material

Units = Short Tons

Reserves

Cutoff Grade	Proven Reserves		Probable Reserves		Proven+Probable Reserves
%Mo Sulfide	Ktons	Mo Grade%	Ktons	Mo Grade%	Ktons	Mo Grade%

0.034%	320,473	0.084	664,129	0.063	984,602	0.070

Additional Mineralized Material

Cutoff Grade	Measured		Indicated		Measured+Indicated
%Mo	Ktons	Mo Grade%	Ktons	Mo Grade%	Ktons	Mo Grade%

0.025–0.034%	12,976	0.033	52,267	0.033	65,243	0.033

Footnotes to Statements of Reserves and Mineralized Material

Mineralized material is tabulated at the cutoff grade of 0.025% Mo.  The final reserve pit design was based on a molybdenum price of $12/lb molybdenum in the saleable form of moly tri-oxide.  As of December 31, 2013, the approximate three-year backward average price for molybdenum was $12.86/lb, according to Ryan’s Notes, a ferro-alloy industry news and pricing publication (and the spot price for molybdenum on the same date was approximately $9.75/lb).  The three-year backward average is above the pit design price.

The reserve at the Mt. Hope Project is based on a block model that utilized the statistical process of Indicator and Ordinary Linear Kriging constrained by appropriate rock type and grade boundaries.  Lerch Grossman pit design algorithms were used to establish the guidelines to design eight phases and the reserve pit.  Mine planning utilized conventional mine equipment to prepare detailed mine cost estimates.

The metallurgical recovery applied to the financial models used in the determination of reserves was variable by grade, with 89.8% for the first five years of mining, 89.5% for the first ten years, and 88.8% for the life of mine.  The molybdenum roaster recovery was held constant at 99.2%.

Capital Cost Estimates

The development of the Mt. Hope Project has a Project Capital Estimate of $1,312 million, which includes development costs of approximately $1,245 million and $67 million in cash financial guaranty/bonding requirements, advance royalty payments, and power pre-payment estimates.  These capital costs were updated in the third quarter of 2012, and were then escalated by approximately 3% in the third quarter of 2013, for those items not yet procured or committed to by contract.  The Mt. Hope Project has not materially changed in scope and is currently designed at approximately 65% engineering completion, with solid scope definition.  The pricing remains subject to escalation associated with equipment, construction labor and commodity price increases, and project delays, which will continue to be reviewed periodically.  The Project Capital Estimate does not include financing costs or amounts necessary to fund operating working capital and potential capital overruns, is subject to additional holding costs as the Company experiences delays in achieving its portion of financing for the Mt. Hope Project, and may be subject to other escalation and de-escalation as contracts and purchase arrangements are finalized at then current pricing.  From October 2007 through the year ended December 31, 2013, the LLC spent approximately $263.4 million of the estimated $1,312 million on development of the Mt. Hope Project.

The anticipated capital requirements of the Mt. Hope Project are divided into cost categories in the following table:

	Millions $US
Category	2012 Estimate	2013 Revised Estimate
Mining equipment	$150	$149
Construction, materials & plant facilities	583	595
Owners cost, pre-stripping, camp	245	265
Taxes, freight, commissioning, spares	73	74
Equipment suspension costs	11	11
Engineering, Procurement, & Construction Mgmt	70	70
Contingency	70	59
Escalation	—	22
Total Capital	$1,202	1,245
Bonding and pre-paid items	67	67
Total Capital Requirement	$1,269	1,312

Furthermore, ongoing replacement and sustaining mine equipment and process plant capital over the expected 41-year operating life is currently estimated to be approximately $786 million (in 2013 dollars).  These amounts do not include financing costs, amounts necessary to fund operating working capital, or reclamation.  We expect that these cost estimates will continue to evolve over time based on changes in the industry-wide cost structure as well as changes in our operating strategies and initiatives for the project.

Pricing

The worldwide molybdenum price fluctuated between $5.33 per pound in 2003 to over $40.00 per pound in 2005 and traded in the mid-$30s per pound prior to October 2008, when prices fell from approximately $33.50 per pound to $7.70 per pound in April 2009 as a result of the global financial crisis.  Subsequent to April 2009, prices slowly rose finishing 2009 at $12.00 per pound and further increasing to finish 2010 at $16.40 per pound.  By the end of 2011, prices had pulled back to $13.30 per pound and decreased further to $11.50 per pound at the end of 2012.  During 2013, molybdenum traded in a range of $9.10 per pound to $11.90 per pound, and as of late February 2014 traded at approximately $10.00 per pound according to Ryan’s Notes.

In our BFS and for a portion of our financial evaluations, we use molybdenum prices prepared by an independent commodities research company, CPM Group.  Their research is a comprehensive look at both the supply and demand side of the molybdenum market.  Through their research, they forecast global growth rates for molybdenum for both supply and demand.  CPM Group continues to forecast prices in excess of current spot prices over the long-term.  In December 2013, CPM Group forecast that molybdenum prices would range between $11.00 and $13.00 per pound through 2018, then $14.35 in 2019, $15.65 in 2020, $16.80 in 2021, and $17.50 in 2022.

Production and Operating Cost Estimates

Production over the life of the Mt. Hope Project is estimated to be 1.2 billion pounds of saleable molybdenum on a 100% basis.  Average yearly production over the first full five years is estimated at 40 million pounds of molybdenum.  Direct operating costs for the Mt. Hope Project over the first full five years of operation are anticipated to average $6.28 per pound, using $90 per barrel oil equivalent energy costs, and CAS per pound over the first full five years of operation, including anticipated royalties calculated at $15 per pound molybdenum, are anticipated to average $7.00 per pound.  Life of mine CAS are estimated to be approximately $8.70 per pound of molybdenum at $90 per barrel oil, inclusive of anticipated royalty payments calculated at $15 per pound molybdenum.  These cost estimates are based on 2013 constant dollars and are subject to cost inflation or deflation.

Reconciliation between CAS, a measure based on accounting principles generally accepted in the United States of America (“GAAP”), and direct operating costs, a non-GAAP measure, is provided in the table below.

Description	First Five Years	Life of Mine
Direct operating costs	$6.28	$7.90
Royalty payments (1)	.72	.80
Total CAS	$7.00	$8.70

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

On January 30, 2007, we purchased Equatorial Mining North America, Inc. and its two subsidiaries, which owned a 12% net smelter returns royalty on the Liberty Property, from Equatorial Mining Pty. Limited, effectively eliminating all third party royalties on the property.  The consideration paid for the Equatorial acquisition was $4.8 million with an additional deferred payment of $6.0 million, which will be due upon commencement of commercial production at the property.  In connection with the transaction, we acquired $1.2 million in cash accounts and assumed all environmental liabilities on the reclaimed site.  Additionally in 2007, we purchased all outstanding mineral claims associated with this property that were not previously owned by us thus giving the Company 100% control over all mineral rights within the boundary of the property, as well as claims on BLM property adjacent to the patented grounds.

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

History

In 1955, Anaconda leased and optioned the Liberty molybdenum prospect and mine in order to evaluate extensive molybdenum and copper occurrences.  From 1956 through 1966, Anaconda explored or delineated molybdenum mineralization over an approximate one square mile area.  Drilling indicated extensive mineralization from the surface to a depth of approximately 2,000 feet.  Drilling delineated approximately 200 million tons of mineralization grading 0.091 percent molybdenum, which was included in a long-term mining plan.  Mine construction began in 1979 with production from the Hall Mine starting in 1981.  Anaconda ceased operations in 1985 due to low metal prices.  Between 1982 and 1991, Anaconda and successor operator Cyprus mined a total of 50 million tons of ore grading 0.11 percent molybdenum.  No further molybdenum mining took place after 1991, leaving an estimated 150 million tons of un-mined ore at a grade of 0.09 percent molybdenum.

A 100 million ton copper ore zone independent of the molybdenum pit was the subject of a copper leach operation by Equatorial between 1995 and 2002.  Approximately 10 million tons were mined before operations ceased in 2002.

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

Our combined purchases of the assets and mineral rights at the Liberty Property included all of the lands required for future operations and all of the mineral rights.  The initial years for a new molybdenum mine and ore milling facility on this property could be entirely on fee lands owned by us.  As a result, initial permitting is anticipated to be through state agencies, including the NDEP.  There are minor BLM landholdings in the footprint of planned waste stockpiles and the open pit, and at some future time we will pursue acquisition of these lands or perform Federal National Environmental Policy Act (“NEPA”) evaluations to permit use of these lands.  Based on this and the project’s previous operations, we would expect to have a shorter permitting schedule as compared to other greenfield start-up projects, such as Mt. Hope.

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

The Mt. Hope Project is situated on lands owned by the United States of America (“federal lands”).  The LLC, as the owner or leaseholder of the unpatented mining claims, has the right to conduct mining operations on the lands subject to the required operating permits and approvals, compliance with the terms and conditions of the Mt. Hope Lease, and compliance with applicable federal, state, and local laws, regulations and ordinances.  On federal lands, mining rights are governed by the General Mining Law of 1872, as amended, 30 U.S.C. UU 21-161 (various sections), which allows for the location of mining claims on certain federal lands upon the discovery of a valuable mineral deposit and on proper compliance with claim location requirements.

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

Permitting

Permit Acquisition and Fundamental Environmental Permitting Considerations

We obtained the required principal environmental operating permits for the Mt. Hope Project in November 2012 in anticipation of the commencement of construction and availability of financing for the Mt. Hope Project.  Baseline studies and data acquisition to support permitting were initiated in the fourth quarter of 2005.  Facility designs and operational plans have been refined as data was collected and reviewed to minimize environmental impacts and facilitate the permitting process.  The planned mining and processing operations are consistent with numerous other permitted projects in Nevada, in terms of methods, facility design, equipment, and related engineering plans.

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

Reports summarizing background information on geology, air quality, soils, biology, water resources, wildlife, vegetation, noise, visual resources, social and economic conditions, and cultural resources have been assembled and have been submitted to the appropriate regulatory agencies.  These reports have been approved during the permitting process.

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

Plan of Operations Approval—Bureau of Land Management

The BLM has prepared an EIS analyzing the environmental impacts of the Mt. Hope Project and alternatives in accordance with the NEPA.  Upon completion and approval of the EIS, the BLM issued the ROD for the Mt. Hope Project.  The ROD became effective on November 16, 2012; the date the BLM recorded its decision to approve the EIS and Plan of Operations (“PoO”) for the Mt. Hope Project.

Potential environmental issues associated with the proposed operations have been identified and mitigation measures have been developed to minimize potential impacts.  These actions are anticipated to reduce potential environmental liability, and promote good community and social responsibility.

Potential impacts addressed in the ROD are primarily related to geochemistry and the associated potential for acid generation from waste rock, the water quality in the post-mining pit lake, and the potential mobilization of constituents in the tailings.  Other significant potential impacts include effects of groundwater pumping on existing water rights and/or surface water flows, air emissions, reduction of wildlife habitat (including a federally listed sensitive species) and the socioeconomic impact to the community of Eureka.  Extensive laboratory testing has been conducted to fully evaluate the geochemistry of all material types that will be mined.  The waste rock disposal facilities and tailing impoundment designs incorporate components to minimize potential impacts, consistent with accepted and demonstrated industry practices.  Hydrological and geochemical computer modeling predicts that the post-mining pit lake water quality will not pose a threat to wildlife and will therefore not require treatment. Air emissions will be reduced by using control technology and leading industry practices.  A detailed reclamation plan has been developed to re-establish post-mining land uses, including wildlife habitat.  Other resource-specific mitigation plans have been developed, including those for wild horses and burros, bats, cultural resources, the Pony Express Trail, sage grouse habitat, water resources, and fugitive dust.  Environmental regulations related to reclamation require that the cost for a third party contractor to perform reclamation activities on the minesite be estimated.  The $73.4 million reclamation cost estimate is the basis for the required financial guarantee amount.  The LLC was required to post a financial instrument held by the BLM to provide a guarantee that this amount will be available to BLM and NDEP for use in conducting reclamation should we become insolvent or default on our reclamation obligations.  The BLM also holds a bond of $0.1 million to provide funds to assure reclamation of previously approved exploration disturbance.  Additionally, a reclamation cost estimate of $1.3 million was approved to remove and reclaim disturbance associated with the grant of rights-of-way for the 230 kV power transmission line.  A group of surety underwriters arranged by Marsh USA was assembled to satisfy these financial guarantees through the posting of bonds.  The surety program was funded with an initial payment of $5.6 million in December 2012 and requires additional payments of $11.6 million throughout the construction period for a total cash funding amount of $17.2 million for annual premiums and collateral.  Although the Reclamation Permit is administered by the NDEP-BMRR, BLM review is required and the reclamation cost estimate was approved in conjunction with approval of the PoO.

The $73.4 million reclamation cost estimate addresses the anticipated activities for a three-year period from the point of PoO approval.  The reclamation cost estimate will be recalculated every three years to include the current activities and those activities anticipated to be completed during the subsequent three-year period.  Financial guarantees held by the BLM will be adjusted periodically in conjunction with the growth of the waste rock pile and the tailing impoundments, as well as completion of concurrent reclamation.  It is estimated that financial guarantee requirements could reach $171.8 million at the anticipated end of the project (year 41), assuming no concurrent reclamation activities occur.

Additionally, through the ROD, the BLM has determined that a Long Term Funding Mechanism (“LTFM”) is required for post-reclamation obligations, including long-term monitoring and mitigation at the Mt. Hope Project site.  The LTFM approximates an undiscounted cost estimate of $83.2 million for mitigation and monitoring for a 500-year period post reclamation.  The Company completed preparation of a trust, designating the BLM as beneficiary, initially funded in the amount of $0.3 million to fund this long-term post-reclamation obligation.

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

The Nevada State Engineer (“State Engineer”) has issued all water permits for the Mt. Hope Project.  Eureka County, Nevada and two other parties comprised of three individual water rights holders in Diamond Valley and one in Kobeh Valley filed an appeal in July 2012 to the Nevada Supreme Court challenging the granting of water permits by the State Engineer.  On June 26, 2013, the appeal was consolidated with a similar appeal of the State Engineer’s approval of the LLC’s Monitoring, Management and Mitigation Plan (“3M Plan”), discussed below, and remains pending before the Nevada Supreme Court.

Two individual water rights holders appealed the State Engineer’s approval of the Company’s 3M Plan to the Nevada State District Court (“District Court”).  Following oral argument on April 15, 2013, the District Court denied the Petition for Judicial Review of the 3M Plan and issued its Written Order on May 17, 2013.  Thereafter, Petitioners filed an appeal on May 20, 2013 of the District’s Court Order to the Nevada Supreme Court, which, as discussed above, has been consolidated with the appeal of the water permits.

We remain confident the Nevada Supreme Court will uphold the District Court’s Orders regarding the 3M Plan and the water permits.  We expect the Court to set the date for oral arguments for the second quarter of 2014, before the full panel of Justices.

Notwithstanding the above, subject to the ongoing Nevada Supreme Court consolidated appeal, the Company’s water permits have been granted and the water remains available to the Company, as described above, for use at the Mt. Hope Project.

Water Pollution Control and Reclamation Permits—Nevada Division of Environmental Protection—Bureau of Mining Regulation and Reclamation

The BMRR administers the programs for the WPC Permit and the Reclamation Permit, both of which are required for the Mt. Hope Project.  The WPC Permit program specifies design criteria for containment of process fluids and mandates development of monitoring, operational, and closure plans.  The Reclamation Permit approves the proposed reclamation methods, specifies reclamation objectives, and requires bonding based on the reclamation cost estimate.  We received the WPC Permit and the Reclamation Permit in November 2012.

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

Liberty Property Permitting Requirements

We anticipate that the permitting schedule for the Liberty Property could be shorter than for the Mt. Hope Project, due to the largely privately held property with existing water rights.  We control over 14,000 acres, including 5,054 acres of fee land, 946 acres of patented lode claims, 63 acres of patented millsite claims and 7,984 acres of unpatented lode claims.  Our ownership of the assets and mineral rights at the Liberty Property include most of the lands required for future operations and all of the mineral rights. Thus, we are evaluating the option of initiating a new molybdenum mine and ore processing operation completely on lands owned by us, thereby avoiding the Federal NEPA process for access and use of neighboring BLM land.  Based on the pre-feasibility study completed in November 2011, the initial three years for a new molybdenum operation and mine on this property will be completely on fee land owned by us.  As a result, construction and initial production could occur simultaneously with federal permitting efforts.  State permits, including the water pollution control, reclamation and air quality permits comparable to those described in previous sections, would be required for the Liberty Property site and the level of analysis and time required is anticipated to be consistent with those described for the Mt. Hope Project.

In addition to land ownership, two other factors distinguish the Liberty property from the Mt. Hope Project with respect to environmental permitting.  First, water consumption is not as significant an issue at Liberty.  Unlike the Mt. Hope Project, the areas surrounding Liberty are not extensively irrigated.  In addition, we own significant water rights at the Liberty site and have water wells in place.  Second, the area has been mined previously which has resulted in significant surface disturbance.  By conducting exploration drilling on pre-existing disturbance to the extent possible, the amount of disturbance created by exploration drilling is greatly reduced, and permitting requirements to support exploration are reduced.  Furthermore, there is extensive environmental information developed to support permitting of the previous mine operation.  We anticipate that this information can be used to streamline the permitting process by reducing the amount of baseline studies and other technical information that must be developed by the Company.

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

The Endangered Species Act (“ESA”) is administered by the U.S. Department of Interior’s U.S. Fish and Wildlife Service (“USFWS”).  The purpose of the ESA is to conserve and recover listed endangered and threatened species and their habitat.  Under the ESA, “endangered” means that a species is in danger of extinction throughout all or a significant portion of its range.  “Threatened” means that a species is likely to become endangered within the foreseeable future.  Under the ESA, it is unlawful to “take” a listed species, which can include harassing or harming members of such species or significantly modifying their habitat.  We conduct wildlife and plant inventories required by regulatory agencies prior to initiating exploration or mining project permitting.  We currently are unaware of any endangered species issues at any of our projects.  A threatened species occurs in limited segments of two creeks approximately 10 miles to the north of the proposed wellfield for the Mt. Hope Project.  Although hydrologic modeling predicts no impacts to these stream segments, consultation with the USFWS was required.  Future identification of endangered species or habitat in our project areas may delay or adversely affect our operations.

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

The Company was notified on March 20, 2013 that China Development Bank had provided instructions to its legal counsel to suspend work on the Term Loan.  The Company is working to secure another strategic partner in or outside of China to help advance the full financing of the Mt. Hope Project.  The Company has also begun to pursue other potential financing sources such as capital markets, domestic and international credit markets, and bank project financing.  There is no assurance that a suitable partner will be identified or that alternative financing can be achieved on economically suitable terms, or at all.

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

We continue to review the technical merits of the Liberty Property, which would also require significant additional capital to permit and/or commence mining activities.  We may not be able to obtain the financing necessary to develop the Liberty Property should we decide to do so.

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

•                  Approval of an expansion or contraction of the average tons per day (“tpd”) planned of 20% or more from the relevant tpd throughput schedule in the BFS;

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

•                  Prevent us from fulfilling our obligations under our agreements or licenses which could cause us to lose our interests in, or be forced to sell, our properties; and

•                  Have a continued negative impact on the availability of financing to us.

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

The volatility in metals prices is illustrated by the quarterly average price range from January 2002 through February 2014 for molybdenum:  $2.73 - $35.37 per pound.  Average molybdenum prices are quoted in Platt’s Metals Week.  After a period of high, sustained molybdenum prices in 2004 through September 2008, where the price of molybdenum averaged $27.34 per pound, the price of molybdenum fell to approximately $7.70 per pound in April 2009.  Prices traded in a relatively narrow range during 2013 and finished the year at $9.75 per pound.  Although we estimate the Mt. Hope Project’s average cost of production over the first five years to be approximately $7.00 per pound, a sustained period of lower molybdenum prices would have material negative impacts on the Company’s profitability.  Actual molybdenum prices when and if we commence commercial production cannot be estimated and are subject to numerous factors outside our control.

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

A sustained significant increase in molybdenum supply could also adversely affect our results.  The CPM Group estimate that during the next five years a total of 128.0 million annual pounds of production could be added to the supply of molybdenum (including a portion of the supply from our Mt. Hope Project).  In the event demand for molybdenum does not increase to consume the potential additional production, the price for molybdenum may be adversely affected.

We are exposed to counter party risk, which may adversely affect our results of operations

The off-take agreements the Company has completed including contracts with APERAM, SeAH Besteel, and Sojitz contain provisions allowing for the sale of molybdenum at certain floor prices, or higher, over the life of the agreements.  During the past 18 months there have been periods where the spot molybdenum prices fell below the inflation-adjusted floor prices in the contracts.  During these time periods all three contracts would have provided for the Company to sell molybdenum at above-spot prices.  In the event that our contract parties choose not to honor their contractual obligations, our profitability may be adversely impacted.  We may be unable to sell any product our contract parties fail to purchase in a timely manner, at comparable prices, or at all.

We may not be able to obtain or renew licenses, rights and permits required to develop or operate our mines, or we may encounter environmental conditions or requirements that would adversely affect our business

In the ordinary course of business, mining companies are required to seek governmental permits for expansion of existing operations or for the commencement of new operations. The LLC was required to obtain a ROD from the BLM authorizing implementation of the Mt. Hope Project PoO.  The LLC was also required to obtain various state and federal permits including water protection, air quality, water rights and reclamation permits.  In addition to requiring permits for the development of the Mt. Hope Project, we will need to obtain and modify various mining and environmental permits during the life of the project.  Obtaining, modifying, and renewing the necessary governmental permits is a complex and time-consuming process involving numerous jurisdictions and often requiring public hearings and substantial expenditures.  The duration and success of our efforts to obtain, modify or renew permits will be contingent upon many variables, some of which are not within our control.  Increased costs or delays could occur, depending on the nature of the activity to be permitted and the interpretation of applicable requirements implemented by the permitting authority.  All necessary permits may not be obtained and, if obtained, may not be renewed, or the costs involved in each case may exceed those that we previously estimated.  It is possible that the costs and delays associated with compliance with such standards and regulations could become such that we would not proceed with the development or operation of the Mt. Hope Project.

The development of the Mt. Hope Project may be delayed, which could result in increased costs or an inability to complete its development

The LLC may experience continued delays in developing the Mt. Hope Project.  These could increase its development costs, affect its economic viability, or prevent us from completing its development.  The timing of development of the Mt. Hope Project depends on many factors, some of which are beyond our and the LLC’s control, including:

•                  Timely availability of equipment;

•                  Continued appeal or unfavorable order concerning the water rights ruling, 3M plan, or permits, including the ROD;

•                  Sustained low prices for molybdenum;

•                  Acquisition of surface land and easement rights required to develop and operate the project;

•                  Completion of advanced engineering;

•                  Timely availability of project financing to construct the Mt. Hope Project; and

•                  Timely availability of labor and resources from construction contractors throughout construction of the project.

In addition, factors such as sustained low prices of molybdenum and volatility in foreign exchange or interest rates could adversely affect our ability to obtain adequate financing to fund the development of the project on a timely basis.  Any delays caused by our inability to raise capital when needed may lead to the cancellation or extension of, or defaults under, agreements with equipment manufacturers or a need to sell equipment already purchased, any of which may adversely impact the Mt. Hope Project timeline.  Additionally, delays to the Mt. Hope Project schedule have consequences with regard to our LLC agreement with POS-Minerals, including potential claims by POS-Minerals, which may serve to increase our capital obligations and further enhance this risk factor.

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

•                  The accuracy of estimated rates and costs of mining and processing; and

•                  The ability to maintain all permits and construct a processing facility at Mt. Hope.

Our actual production may vary from our estimates if any of our assumptions prove to be incorrect.  With respect to the Mt. Hope Project, we do not have the benefit of actual mining and production experience in verifying our estimates, which increases the likelihood that actual production results will vary from the estimates.

Mining has inherent dangers and is subject to conditions or events beyond our control, and any operating hazards could have a material adverse effect on our business

Mining at the Mt. Hope Project will involve the potential for various types of risks and hazards, including: environmental hazards, industrial accidents, metallurgical and other processing problems, unusual or unexpected rock formations, structure cave-in or slides, flooding, fires, and interruption due to inclement or hazardous weather conditions.

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

Our ability to operate our Company effectively could be impaired if we lose key personnel or if we are not able to attract and retain the additional personnel we will need to develop any of our projects, including the Mt. Hope Project

We are a small company with a limited operating history and relatively few employees.  The development of any of our proposed projects, including the Mt. Hope Project, will place substantial demands on us.  We depend on the services of key executives and a small number of personnel, including our Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, Corporate Counsel and Vice President of Human Resources, Mt. Hope Vice President and General Manager, Controller and Treasurer, and Vice President of Environmental and Permitting.  We will be required to recruit additional personnel and to train, motivate and manage these new employees.  The number of persons skilled in the development and operation of mining properties is limited and significant competition exists for these individuals.  We implemented salary reductions to our executives and senior managers to reduce costs while the Company sees to arrange project financing.  Our retention program including cash stay incentives and equity incentives may not be successful in retaining our executives and key employees.  We may not be able to attract and retain qualified personnel in the future.  We do not maintain “key person” life insurance to cover our executive officers.  Due to the relatively small size of our company and the specific skill sets of our key employees, the loss of any of our key employees or our failure to attract and retain key personnel may delay or otherwise adversely affect the development of the Mt. Hope Project, which could have a material adverse effect on our business.

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

Changes to the General Mining Law of 1872 and related federal legislation that impact unpatented mining claims could adversely impact the Mt. Hope Project

The Mt. Hope Project is located substantially on unpatented mining claims administered by the BLM.  Mining on unpatented mining claims is conducted pursuant to the General Mining Law of 1872 and amendments thereto.  Legislation for the amendment of the mining laws applicable to mining property has been considered by the U.S. Congress, which may include imposition of a governmental royalty and new permitting and environmental rules.  Amendments to the mining laws could cause delays, increase the costs, and have an adverse effect on the returns anticipated from the Mt. Hope Project.

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

•                  Availability of project financing;

•                  Difficulty of estimating construction costs over a period of years; and

•                  Delays in obtaining and maintaining environmental or other government permits, including appeals of granted water applications and the ROD.

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

•                  Our ability to obtain project financing for the development and construction of the Mt. Hope Project;

•                  The ability to obtain and maintain all required permits, water rights, and approvals for the Mt. Hope Project and the Liberty Property;

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

ITEM 1B.      UNRESOLVED STAFF COMMENTS

None.

ITEM 3.               LEGAL PROCEEDINGS

The Nevada State Engineer (“State Engineer”) has issued all water permits for the Mt. Hope Project.  Eureka County, Nevada and two other parties comprised of three individual water rights holders in Diamond Valley and one in Kobeh Valley filed an appeal in July 2012 to the Nevada Supreme Court challenging the granting of water permits by the State Engineer.  On June 26, 2013, the appeal was consolidated with a similar appeal of the State Engineer’s approval of the LLC’s Monitoring, Management and Mitigation Plan (“3M Plan”), discussed below, and remains pending before the Nevada Supreme Court.

Two individual water rights holders appealed the State Engineer’s approval of the LLC’s 3M Plan to the Nevada State District Court (“District Court”).  Following oral argument on April 15, 2013, the District Court denied the Petition for Judicial Review of the 3M Plan and issued its written Order on May 17, 2013.  Thereafter, Petitioners filed an appeal on May 20, 2013 of the District Court’s Order to the Nevada Supreme Court, which as discussed above was consolidated with the appeal of the water permits.

We remain confident the Nevada Supreme Court will uphold the District Court’s Orders regarding the 3M Plan and the water permits.  We expect the Court to set the date for oral argument for the second quarter of 2014, before the full panel of Justices.

Notwithstanding the above, subject to the ongoing Nevada Supreme Court consolidated appeal, the Company’s water permits have been granted and the water remains available to the Company, as described above, for use at the Mt. Hope Project.

On February 15, 2013, Great Basin Resource Watch and the Western Shoshone Defense Project (“Plaintiffs”) filed a Complaint against the U.S. Department of the Interior and the BLM in the U.S. District Court, District of Nevada, seeking relief under the NEPA and other federal laws challenging the BLM’s issuance of the ROD for the Mt. Hope Project, and on February 20, 2013 filed a Motion for Preliminary Injunction.  The Court allowed the LLC to intervene in the matter.

On August 22, 2013, the Court denied, without prejudice, the Motion for Preliminary Injunction based on the parties’ Joint Stipulation to Continue Preliminary Injunction Oral Argument, which advised the Court that as a result of current economic conditions, including the Company’s ongoing financing efforts, all major ground disturbing activities had ceased at the Mt. Hope Project.  The Court’s “without prejudice” ruling means that upon the Company’s decision to recommence significant ground-disturbing activities which were approved by the ROD, sixty days advance notice will be provided to Plaintiffs, or if Plaintiffs believe the scope of minor ongoing approved site activities exceeds the stipulated agreement, then Plaintiffs may elect to re-file their Motion for Preliminary Injunction at that time.  The parties and the Court have agreed to address the Plaintiffs’ claims under the pending Complaint based on the administrative record and the parties’ motion for summary judgment briefing on the merits.  Briefing by the parties and probable oral argument is anticipated to be completed in the second quarter 2014.

The Mt. Hope Project underwent exhaustive environmental analysis and review that lasted more than 6 years.  The process to complete the final Environmental Impact Statement (“EIS”) included extensive public and cooperating agency input (including the BLM, the National Park Service, the U.S. Environmental Protection Agency, the Nevada Division of Wildlife and the County of Eureka).  The Company supports the work completed by the BLM and believes that the ROD complies will all federal statutes and rules, and is very robust and defensible.

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

The following table sets forth our common stock closing price as reported on the NYSE MKT:

Year	Quarter	High	Low
2013	First Quarter	$4.23	$2.17
	Second Quarter	$2.24	$1.72
	Third Quarter	$2.05	$1.59
	Fourth Quarter	$1.73	$1.06
2012	First Quarter	$4.08	$3.18
	Second Quarter	$3.45	$2.48
	Third Quarter	$3.27	$2.66
	Fourth Quarter	$4.14	$3.11

Holders

As of March 6, 2014, there were approximately 450 holders of record of our common stock.

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

Stock Performance Graph

The performance graph covers the period from December 31, 2008 through December 31, 2013.  The graph compares the total return of our common stock (GMO) to the Dow Jones US Mining Index, the AMEX Russell 2000 Index and selected competitors in our industry, assuming an initial investment of $100.00.

Company	31-Dec-08	31-Dec-09	31-Dec-10	31-Dec-11	31-Dec-12	31-Dec-13
General Moly (GMO)	$100.00	$176.27	$549.15	$261.86	$339.83	$113.56
Thompson Creek Metals (TCM)	100.00	293.73	368.92	174.44	104.01	54.64
Moly Mines (MOL)	100.00	223.68	331.58	81.58	36.84	31.58
Freeport McMoRan (FCX)	100.00	328.51	506.06	319.64	306.79	338.55
Augusta Resources (AZC)	100.00	526.09	828.26	673.91	532.61	310.87
iShares Dow Jones Basic Materials	100.00	166.37	221.30	189.52	210.69	252.56
iShares Russell 2000	100.00	130.51	167.84	161.76	190.44	264.14

ITEM 6.               SELECTED FINANCIAL DATA

	(in millions, except per share data)
For the Years Ended December 31,	2013	2012	2011	2010	2009
Loss from operations	(9.8)	(11.4)	(15.2)	(16.6)	(10.5)
Net loss	(16.3)	(9.9)	(14.8)	(16.7)	(10.5)
Basic and diluted net loss per share	$(0.18)	$(0.11)	$(0.16)	$(0.22)	$(0.14)

At December 31,	2013	2012	2011	2010	2009
Total assets	$360.7	$385.5	$271.1	$273.0	$209.6
Long-term obligations	24.8	39.8	30.4	36.3	94.3
Contingently redeemable noncontrolling interest	209.0	201.9	98.1	98.8	99.8
Total stockholders’ equity	$134.8	$148.1	$143.1	$136.4	$104.9

ITEM 7.               MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations constitutes management’s review of the factors that affected our financial and operating performance for the years ended December 31, 2013, 2012 and 2011.  This discussion should be read in conjunction with the consolidated financial statements and notes thereto contained elsewhere in this report.

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

In addition, as commercial production at the Mt. Hope Project was not achieved by December 31, 2011, the LLC will be required to return to POS-Minerals $36.0 million of its capital contributions, with no corresponding reduction in POS-Minerals’ ownership percentage.  This return of contributions payment is contingent upon the commencement of commercial production, as defined in the LLC Agreement, and will be due 20 days thereafter.  Based on our current plan, subject to availability of full financing for construction of the Mt. Hope Project, we anticipate commercial production will be achieved following a 20 — 24 month construction period.  Nevada Moly is obligated under the terms of the LLC Agreement to make capital contributions to the LLC to fund the return of contributions to POS-Minerals upon achievement of commercial production (i.e. when the contingency is resolved).  If Nevada Moly does not fund their additional capital contribution in order for the LLC to return to POS-Minerals $36 million of its total capital contributions, POS-Minerals has an election to either make a secured loan to the LLC to fund the return of contributions, or receive an additional interest in the LLC of approximately 5%.  In the latter case, Nevada Moly’s interest in the LLC is subject to dilution by a percentage equal to the ratio of 1.5 times the amount of the unpaid return of contributions over the aggregate amount of deemed capital contributions (as determined under the LLC Agreement) of both parties to the LLC (“Dilution Formula”).  At December 31, 2013, the aggregate amount of deemed capital contributions of both parties was $1,063.5 million.

Furthermore, the LLC Agreement permits POS-Minerals to put its interest in the LLC to Nevada Moly after a change of control of Nevada Moly or the Company, as defined in the LLC Agreement, followed by a failure to use standard mining industry practice in connection with the development and operation of the Mt. Hope Project as contemplated by the parties for a period of twelve consecutive months.  If POS-Minerals puts its interest, Nevada Moly or its transferee or surviving entity would be required to purchase the interest for 120% of POS-Minerals’ total contributions to the LLC, which, if not paid timely, would be subject to 10% interest per annum.

Beginning in November 2012, the Company and POS-Minerals had begun making monthly pro rata capital contributions to the LLC to fund costs incurred as required by the LLC Agreement.  The interest of a party in the LLC that does not make its monthly pro rata capital contributions to fund costs incurred is subject to dilution based on the Dilution Formula.  The Company and POS-Minerals consented, effective July 1, 2013, to Nevada Moly accepting financial responsibility for POS-Minerals’ 20% interest in costs related to Nevada Moly’s compensation and reimbursement as Manager of the LLC, and certain owners’ costs associated with Nevada Moly’s ongoing progress to complete project financing for its 80% interest, resulting in approximately $3.0 million to be paid by Nevada Moly on behalf of POS-Minerals during the term of the consensual agreement, which will be in place until the earlier of completion of Nevada Moly’s financing efforts or June 30, 2014.  POS-Minerals remains obligated to contribute its 20% interest in all other costs incurred by the LLC.  Other than those costs noted, through December 31, 2013 and to date through 2014, all required monthly contributions have been made by both parties.

Permitting Completion and Project Restart

On November 16, 2012, the BLM issued its ROD authorizing development of the Mt. Hope Project.  The ROD approves the Plan of Operations (“PoO”) for construction and operation of the mining and processing facilities and also grants the Rights-of-Way for a 230kV power transmission line, discussed below.  Monitoring and mitigation measures identified in the ROD, developed in collaboration with the regulatory agencies involved throughout the permitting process, will avoid, minimize, and mitigate environmental impacts, and reflect the Company’s commitment to operate the Mt. Hope Project to the highest environmental standards.

On February 15, 2013, Great Basin Resource Watch and the Western Shoshone Defense Project (“Plaintiffs”) filed a Complaint against the U.S. Department of the Interior and the BLM in the U.S. District Court, District of Nevada, seeking relief under the National Environmental Policy Act (“NEPA”) and other federal laws challenging the BLM’s issuance of the ROD for the Mt. Hope Project, and on February 20, 2013 filed a Motion for Preliminary Injunction.  The Court allowed the LLC to intervene in the matter.

On August 22, 2013, the Court denied, without prejudice, the Motion for Preliminary Injunction based on the parties’ Joint Stipulation to Continue Preliminary Injunction Oral Argument, which advised the Court that as a result of current economic conditions, including the Company’s ongoing financing efforts, all major ground disturbing activities had ceased at the Mt. Hope Project.  The Court’s “without prejudice” ruling means that upon the Company’s decision to recommence significant ground-disturbing activities which were approved by the ROD, sixty days advance notice will be provided to Plaintiffs, or if Plaintiffs believe the scope of minor ongoing approved site activities exceeds the stipulated agreement, then Plaintiffs may elect to re-file their Motion for Preliminary Injunction at that time.  The parties and the Court have agreed to address the Plaintiffs’ claims under the pending Complaint based on the administrative record and the parties’ motion for summary judgment briefing on the merits.  Briefing by the parties and probable oral argument is anticipated to be completed in second quarter 2014.

The Mt. Hope Project underwent exhaustive environmental analysis and review that lasted more than 6 years.  The process to complete the Environmental Impact Statement (“EIS”) included extensive public and cooperating agency input (including the BLM, the National Park Service, the U.S. Environmental Protection Agency, the Nevada Division of Wildlife and the County of Eureka).  The Company supports the work completed by the BLM and believes that the ROD complies with all federal statutes and rules, and is very robust and defensible.

The State of Nevada Division of Environmental Protection (“NDEP”) issued a Reclamation Permit for the Mt. Hope Project on November 19, 2012, which authorizes surface disturbance and construction of facilities.  The Reclamation Permit also approves the Phase 1 reclamation cost estimate of approximately $73.4 million to begin construction in 2013 and established bonding requirements based on this estimate.  On December 18, 2012, BLM accepted the LLC’s reclamation surety bonding in satisfaction of financial guarantee requirements under the ROD for the Mt. Hope Project.  The surety bond program has been funded with an initial cash payment of $5.6 million and requires additional cash funding of $11.6 million through the construction process for a total of $17.2 million, which is in alignment with the net cash bonding cost included in the December 2013 Project Capital Estimate. This total, comprised of the $17.2 million in cash and the remainder in surety bonding, covers the initial surface disturbance and facilities anticipated to be in place in the first three years following construction of the Mt. Hope Project, which are subject to ongoing evaluation thereafter. With the surety program in place and the initial contribution funded, the BLM has authorized that surface disturbance in conformity with the ROD may proceed.

On May 29, 2012, NDEP issued a Class II Air Quality Operating Permit for the Mt. Hope Project.  This permit establishes operating restrictions and monitoring requirements associated with specific air emission points.

On November 26, 2012, NDEP issued a Water Pollution Control Permit (“WPC”) for the Mt. Hope Project.  The WPC also approves the operational and closure plans for the Mt. Hope Project, and establishes monitoring requirements.

The LLC initiated cultural clearance activities at the Mt. Hope Project in early December 2012 upon receipt of an Archaeological Resource Protection Act Permit issued by the State Archeologist at the Nevada State Office of the BLM.  Cultural clearance is an important component of the LLC’s commitment to environmental protection and will be completed before major earthworks are done in any of the construction areas. The LLC has cleared priority areas for initial construction and will continue mitigation throughout the disturbance footprint. Use of this phased approach is intended to allow the LLC to maintain uninterrupted construction progress once construction resumes.

On January 2, 2013, the Public Utilities Commission of Nevada (“PUCN”) issued the LLC a permit to construct a 230kV power line that interconnects with Nevada Energy’s transmission system at the existing Machacek Substation located near the town of Eureka, Nevada and extend it approximately 25 miles to the planned Mt. Hope Substation.  In addition, the BLM approved the LLC’s surety bonds for reclamation of disturbance associated with construction of the 230kV power transmission line.  The PUCN permit and approved bond allows the LLC to build the transmission infrastructure in a timely manner and provide the necessary capacity to power construction activities and Mt. Hope Project operations. Construction of the transmission line will also include upgrades to the existing Machacek Substation near Eureka that will improve the reliability of electrical power to the community.  At full production the Mt. Hope Project will have a total electrical demand load of approximately 75 megawatts. Transmission capacity was secured in 2008 and the LLC will negotiate for generating capacity prior to Mt. Hope Project commissioning activities, which will be available once the power line is constructed and energized.

On January 17, 2013, the Federal Energy Regulatory Commission approved an Engineering, Procurement and Construction Agreement contract between Nevada Energy and Mt. Wheeler Power.  In turn, in early January 2013, the LLC put in place a contract with Mt. Wheeler Power to provide the interconnect facilities to the Mt. Hope Project.  The contract scope is to design and install the interconnect facility at the Machacek Substation, near the town of Eureka, to connect the LLC’s future 230kV power line to the utility.

The LLC initiated preliminary construction activities in early January 2013 including early wellfield development and clearing and grubbing of terrain. Completion of the wellfield and water distribution systems are key items to begin major construction activities.  Preliminary work also included clearing the open pit minesite, millsite, tailings dam and administrative office areas.  Further activities have been suspended as a result of the delay in financing for the Mt. Hope Project and will resume as financing becomes available.

Capital & Operating Cost Estimates

The development of the Mt. Hope Project has a Project Capital Estimate of $1,312 million, which includes development costs of approximately $1,245 million and $67 million in cash financial guaranty/bonding requirements, advance royalty payments, and power pre-payment estimates.  These capital costs were updated in the third quarter of 2012, and were then escalated by approximately 3% in the third quarter of 2013, for those items not yet procured or committed to by contract.  The Mt. Hope Project has not materially changed in scope and is currently designed at approximately 65% engineering completion, with solid scope definition.  The pricing remains subject to escalation associated with equipment, construction labor and commodity price increases, and project delays, which will continue to be reviewed periodically.  The Project Capital Estimate does not include financing costs or amounts necessary to fund operating working capital and potential capital overruns, is subject to additional holding costs as the Company experiences delays in achieving its portion of financing for the Mt. Hope Project, and may be subject to other escalation and de-escalation as contracts and purchase arrangements are finalized at then current pricing.  From October 2007 through the year ended December 31, 2013, the LLC spent approximately $263.4 million of the estimated $1,312 million on development of the Mt. Hope Project.

The LLC’s Project Operating Cost Estimate forecasts molybdenum production of approximately 40 million pounds per year for the first five years of operations at estimated average direct operating costs of $6.28 per pound, based on $90 per barrel oil equivalent energy prices.  The Costs Applicable to Sales (“CAS”) per pound, including anticipated royalties calculated at a market price of $15 per pound molybdenum, are anticipated to average $7.00 per pound.  For a reconciliation of direct operating costs, a non-GAAP measure, to CAS, see “Business—Description of the Mt. Hope Project—Reserves and Mineralized Material—Production and Operating Cost Estimates” below.  These cost estimates are based on 2013 constant dollars and are subject to cost inflation or deflation.

Equipment and Supply Procurement

Through December 31, 2013, the LLC has made deposits and/or final payments of $74.1 million on equipment orders, has spent approximately $177.3 million for the development of the Mt. Hope Project and has paid $12.0 million into an escrow arrangement for electricity transmission services, for a total Mt. Hope Project inception-to-date spend of $263.4 million.

In late 2012 and early 2013, the LLC made additional commitments for wellfield materials and equipment, and placed purchase orders for long-lead process equipment including the commitments for the engineering portion of flotation cells and roaster equipment.  Based on such commitments, at December 31, 2013, we expect to make additional payments of approximately $2.6 million in 2014 and $12.8 million in 2015.  Based on our current cash on hand and our ongoing cash conservation plan, the Company expects it will have adequate liquidity through the end of 2014.  However, additional financing will be required to meet commitments and operating costs in 2015.

In 2012, the LLC issued a firm purchase order for eighteen haul trucks.  The order provides for delivery of those haul trucks required to perform initial mine development, which will begin several months prior to commercial production.  Non-refundable down-payments of $1.2 million were made in 2012, with pricing subject to escalation as the trucks were not delivered prior to December 31, 2013.  During the third quarter of 2013, the LLC renegotiated the timelines for truck delivery, accepting a 3% price increase and delaying deliveries into late 2014.  The contract is cancellable with no further liability to the LLC.

Also in 2012, the LLC issued a firm purchase order for four mine production drills with a non-refundable down-payment of $0.4 million, and pricing was subject to escalation if the drills were not delivered by the end of 2013.  In June of 2013, the LLC signed a change order, which delayed delivery into the second half of 2014 and triggered a $0.2 million price increase.  The contract remains cancellable with no further liability to the LLC.

On June 30, 2012, the LLC’s contract to purchase two electric shovels expired.  On July 11, 2012, we signed a letter of intent with the same vendor providing for the opportunity to purchase the electric shovels at prices consistent with the expired contract, less a special discount in the amount of $3.4 million to provide credit to the LLC for amounts paid as deposits under the expired contract.  The letter of intent provides that equipment pricing will remain subject to inflation indexes and guarantees production slots to ensure that the equipment is available when required by the LLC.  In October 2013, the parties agreed to extend the letter of intent through June 30, 2014.

Termination of Agreements with Hanlong (USA) Mining Investment Inc.

In March 2010, we signed a series of agreements with Hanlong (USA) Mining Investment, Inc. (“Hanlong”), an affiliate of Sichuan Hanlong Group, a privately held Chinese company.  The agreements formed the basis of a $745 million transaction that was intended to provide the Company with adequate capital to contribute its 80% share of costs to develop the Mt. Hope Project.  The agreements included:  (a) a Securities Purchase Agreement (the “Purchase Agreement”) that provided for the sale to Hanlong of shares of our common stock in two tranches that would have aggregated 25% of our outstanding stock on a fully diluted basis for $80 million ($40 million per tranche), conditioned upon us receiving permits for the Mt. Hope Project and Hanlong’s obligation to use commercially reasonable efforts to procure a $665 million loan from a Prime Chinese Bank (“Term Loan”) for our use in constructing the Mt. Hope Project; (b) a Stockholder Agreement that provided Hanlong representation on our Board of Directors (“Board”) and provided Hanlong representation on the LLC management committee, governed how Hanlong would vote its shares of the Company and limited Hanlong’s ability to purchase or dispose of our securities; (c)  a Bridge Loan whereby Hanlong provided $10 million to the Company to preserve liquidity until permits were received and the Term Loan was available; and (d) a long-term molybdenum supply off-take agreement (discussed further in Item 3 below) which required Hanlong to purchase the Company’s entire share of the Mt. Hope Project’s molybdenum production above that necessary for the Company to meet its pre-existing supply commitments until the expiration of those commitments (collectively, the “Hanlong Transaction”).  Pursuant to the Purchase Agreement, on December 20, 2010, we closed on the first tranche and issued 11,843,341 shares of common stock to Hanlong for a purchase price of $40 million, or approximately $3.38 per share.  We granted Hanlong registration rights with respect to those shares.  The Company filed a Registration Statement on Form S-3 in December 2013, which, among other transactions included registration of the Hanlong shares, thereby allowing Hanlong to sell their shares to a third party.  The registration statement was declared effective on January 29, 2014.  After the closing of the first tranche, Hanlong became entitled to nominate one director to serve on our Board and one representative to the LLC management committee.  Nelson Chen was designated by Hanlong to serve in both of these capacities.

On March 20, 2013, the Company was notified that China Development Bank (“CDB”) had suspended work on the Term Loan.  This suspension relates to reports that Mr. Liu Han, Chairman of Hanlong had been detained by Chinese authorities.

In August 2013, the Company terminated its ongoing relationship with Hanlong.  The Purchase Agreement provided that it could be terminated by either party (providing the terminating party was not in default) if the closing of the second tranche had not occurred on or before the earlier of December 31, 2012 or August 16, 2013 (the date which is nine months after the issuance of the ROD).  In August 2013, the Company notified Hanlong that it was terminating the Purchase Agreement as Hanlong had not met its commitments under the agreement.  Hanlong acknowledged and consented to the termination.

As a result of the termination of the Purchase Agreement, Hanlong was obligated to pay the Company a break fee of $10.0 million because Hanlong failed to arrange the Term Loan within the above described deadline.  The Company and Hanlong have agreed to offset the break fee against the repayment of the Bridge Loan.  The outstanding balance of the Bridge Loan and related accrued interest were recorded on the income statement as constructive receipt of break fee for $10.0 million and forgiveness of debt of bridge loan interest for $0.8 million as of September 30, 2013, and upon the termination of the Purchase Agreement.

In connection with the termination of the Hanlong relationship, most of the provisions of the Stockholder Agreement were also terminated.  Under the continuing provisions of the Stockholder Agreement, Hanlong’s right to designate one nominee to the Board continues until such time that Hanlong’s ownership percentage falls below 10%.  Currently, Hanlong owns approximately 13.0% of our outstanding common stock on a fully diluted basis.  In June, 2013, the Board recommended the election of Mr. Chen as a Class III member, in the Board’s slate of nominees submitted to our stockholders, pursuant to the Stockholder Agreement.  He was elected by a vote of the stockholders at the Company’s 2013 Annual Meeting of Stockholders for a three-year term.  In August 2013, Mr. Chen stepped down from the LLC management committee.

On October 26, 2012, we entered into an agreement with Hanlong pursuant to which Hanlong would provide us with a Subordinated Debt Facility (“Sub Debt Facility”) of up to $125.0 million to assist the Company in financing capital cost increases.

Simultaneously with the execution of the Sub Debt Facility, the Company issued a warrant to Hanlong with a 2.5-year maturity to purchase ten million shares of the Company’s common stock.

On May 14, 2013, the Company and Hanlong mutually agreed to terminate the Sub Debt Facility and warrant to provide the Company with greater flexibility in securing an additional strategic partner.  As the warrant was fully vested and exercisable at the time of termination, this resulted in an $11.5 million non-cash charge to the income statement for the remaining unamortized value associated with the issuance of the warrant as of June 30, 2013.

Molybdenum Market Update

The worldwide molybdenum price fluctuated between $5.33 per pound in 2003 to over $40.00 per pound in 2005 and traded in the mid-$30s per pound prior to October 2008, when prices fell from approximately $33.50 per pound to $7.70 per pound in April 2009 as a result of the global financial crisis.  Subsequent to April 2009, prices slowly rose finishing 2009 at $12.00 per pound and further increasing to finish 2010 at $16.40 per pound.  By the end of 2011, prices had pulled back to $13.30 per pound and decreased further to $11.50 per pound at the end of 2012.  During 2013, molybdenum traded in a range of $9.10 per pound to $11.90 per pound, and as of late February 2014 traded at approximately $10.00 per pound according to Ryan’s Notes.

Liquidity, Capital Resources and Capital Requirements

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Our total consolidated cash balance at December 31, 2013 was $21.7 million compared to $68.3 million at December 31, 2012.  The decrease in our cash balances for the year ended December 31, 2013 was due primarily to development of the Mt. Hope Project and general and administrative expenditures incurred of $53.7 million offset by the receipt of ongoing cash contributions received from POS-Minerals of $7.1 million.  Deposits on property, plant and equipment relate primarily to scheduled payments for long-lead time equipment for the Mt. Hope Project; see “— Contractual Obligations” below.  The majority of funds expended were used to advance the Mt. Hope Project.

The Company also established a $36.0 million reserve account in December of 2012, at the direction of the LLC management committee, which will remain until availability of the Company’s portion of financing for the Mt. Hope Project is confirmed.  These funds are not available for general purposes until the LLC management committee authorizes a release.

The cash needs for the development of the Mt. Hope Project are significant and require that we and/or the LLC arrange for financing to be combined with funds anticipated to be received from POS-Minerals in order to retain its 20% membership interest.  The Company is working with its financial advisors to advance the full financing of the Mt. Hope Project, and continues to pursue other potential financing sources such as strategic partners, capital markets, including equity offerings, domestic and international credit markets, and bank project financing.  The Company estimates the go-forward capital required for the Mt. Hope Project, based on 65% completed engineering, to be approximately $1,050 million, of which the Company’s 80% capital requirement is $840 million.  There is no assurance that the Company will be successful in raising the financing required to complete the Mt. Hope Project, or in raising additional financing in the future on terms acceptable to the Company, or at all.  Further, the Company does not have an estimated timeframe for finalizing any financing agreements.

Total assets as of December 31, 2013 decreased to $360.7 million compared to $385.5 million as of December 31, 2012 primarily due to the write-off of capitalized debt issuance costs related to the warrants previously issued to Hanlong, costs incurred as part of the due diligence for the Term Loan, and general and administrative costs incurred during 2013 which reduced cash.

In order to preserve our cash liquidity, effective September 7, 2013, we implemented a cost reduction and personnel retention program, which included reductions in base cash compensation for our executive officers, senior management employees and members of the Board of Directors.  Cash compensation for our Chief Executive Officer was reduced by 25%, with other senior officers and employees receiving 10 — 20% salary reductions and non-employee directors receiving a 25% decrease in cash compensation for annual retainer and meeting fees.  We also approved cash and equity incentives for the executive officers who remain with the Company through the earliest to occur of a financing plan for the Mt. Hope Project approved by the Board of Directors, a Change of Control (as defined in the employment or change of control agreements between the Company and each of our executive officers); involuntary termination (absent cause); or January 15, 2015 (the “Vesting Date”), and a personnel retention program providing cash and equity incentives for other employees who remain with the Company.  Under this plan, we estimate that we will pay $1.8 million upon the earliest occurrence of the aforementioned events.  Also, in a further cost reduction effort, the number of Board of Directors was reduced effective December 31, 2013, with the retirement of three Board members.

Based on our commitments as of December 31, 2013, we expect to make additional payments of approximately $2.6 million under milling process equipment orders through the end of 2014 and $12.8 million in 2015.  With our cash conservation plan, our non-equipment related cash requirements have declined to approximately $1.5 million per month.  Accordingly, based on our current cash on hand and our ongoing cash conservation plan, the Company expects it will have adequate liquidity through the end of 2014.  However, additional financing will be required to meet commitments and operating costs in 2015.

When financing becomes available, the additional funding will allow us to restart equipment procurement, and agreements that were suspended or terminated will be renegotiated under current market terms and conditions, as necessary.  In the event of an extended delay related to availability of the Company’s portion of full financing for the Mt. Hope Project, the Company will make its best efforts to revise procurement and construction commitments to preserve liquidity, our equipment deposits and pricing structures.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Our total consolidated cash balance at December 31, 2012 was $68.3 million compared to $40.7 million at December 31, 2011.  The increase in our cash balances for the year ended December 31, 2012 was due primarily to the receipt of cash contributions from POS-Minerals upon the satisfaction of the ROD Contribution Conditions of $100.7 million and ongoing cash contributions received from POS-Minerals of $3.1 million offset by development expenditures and debt issuance costs incurred of $19.5 million, advance royalty payments of $9.5 million, general and administrative costs of $11.2 million, and the creation of a reserve account at the direction of the LLC management committee of $36.0 million.  Deposits on property, plant and equipment relate primarily to scheduled payments for long-lead time equipment for the Mt. Hope Project; see “— Contractual Obligations” below.  The majority of funds expended were used to advance the Mt. Hope Project.

Total assets as of December 31, 2012 increased to $385.5 million compared to 271.1 million as of December 31, 2011 primarily due to the receipt of capital contributions from POS-Minerals in December 2012.

As discussed above under “Termination of Agreements with Hanlong (USA) Mining Investment Inc.,” we terminated our agreements with Hanlong in 2013.

Results of Operations

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

For the year ended December 31, 2013 we had a consolidated net loss of $16.3 million compared with a net loss of $9.9 million in the same period for 2012.  The 2013 net loss includes the constructive receipt of the Hanlong break fee for $10.0 million, write-down of warrant expense for $11.5 million, forgiveness of debt of bridge loan interest for $0.8 million, and a $6.4 million write off of debt issuance costs as discussed below.

For the years ended December 31, 2013 and 2012, exploration and evaluation expenses were $0.8 million and $0.8 million, respectively, reflecting some ongoing prefeasibility work and continuous care and maintenance expense at the Liberty property.

For the years ended December 31, 2013 and 2012, general and administrative expenses, comprised largely of salaries and benefits, legal and audit fees, insurance costs, and outside contracted services, were $9.0 million and $10.6 million, respectively.  The decrease in costs in 2013 compared to the previous year relates primarily to overall decreases in consulting and legal costs as well as reduced spending on administrative costs as part of our cash conservation plan.

For the years ended December 31, 2013 and 2012, write-down of warrant expense was $11.5 million and nil, respectively, as a result of the write off of loan commitment costs associated with the warrant issued to Hanlong in connection with the termination of the Sub Debt Facility.  The unamortized value of the warrant was written off upon termination of the warrant.

For the years ended December 31, 2013 and 2012, constructive receipt of break fee was $10.0 million and nil, respectively, and forgiveness of debt of bridge loan interest for $0.8 million and nil, respectively, as a result of the termination of the Hanlong relationship in August 2013.

For the years ended December 31, 2013 and 2012, write off of debt issuance costs was $6.4 million and nil, respectively, as a result of the termination of the Hanlong relationship in August 2013.

For the years ended December 31, 2013 and 2012, interest income was nil as a result of low deposit interest rates on consolidated cash balances in 2013 and 2012.  Interest expense for the year ended December 31, 2013 and 2012 was $0.8 million and

$0.5 million, respectively, as a result of interest accrued on the bridge loan outstanding during 2013 and 2012 and amortization of loan commitment costs related to the Hanlong warrant in 2013.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

For the year ended December 31, 2012 we had a consolidated net loss of $9.9 million compared with a net loss of $15.4 million in the same period for 2011.

For the years ended December 31, 2012 and 2011, exploration and evaluation expenses were $0.8 million and $1.6 million, respectively.  The decrease in costs in 2012 compared to the previous year relates to work performed at the Liberty Project to update the pre-feasibility study in 2011.  No such work was performed in 2012.

For the years ended December 31, 2012 and 2011, general and administrative expenses comprised largely of salaries and benefits, legal and audit fees, insurance costs, and outside contracted services, were $10.6 million and $10.2 million, respectively.  For the year ended December 31, 2012 the increase in costs compared to the previous year was due primarily to increased salary costs and legal fees associated with documentation of the Term Loan.

For the years ended December 31, 2012 and 2011, write-downs of development and deposits were nil and $3.4 million, respectively.  These costs were due to forfeited long-term deposits on mining equipment with the passage of a June 30, 2011 deadline for a firm purchase order.

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

Off-Balance Sheet Arrangements

None.

Contractual Obligations

Our contractual obligations as of December 31, 2013 were as follows, based on financing expectations:

	Payments due by period (in millions)
Contractual obligations *	Total	2014	2015 - 2016	2017 & Beyond
Operating Lease Obligations	0.3	0.2	0.1	—
Agricultural Sustainability Trust Contributions	4.0	2.0	2.0	—
Equipment Purchase Contracts	15.4	2.6	12.8	—
Advance Royalties	5.2	0.5	4.7	—
Reclamation Surety Bonding	11.6	1.5	10.1	—
3M Plan Contributions	1.0	—	1.0	—
Total	$37.5	$6.8	$30.7	$—

* With the exception of $.2 million in operating lease obligations, all amounts are commitments of the LLC, and are to be funded 80% by Nevada Moly and 20% by POS-Minerals.

At December 31, 2013, the LLC has active orders in varying stages of fabrication on milling process equipment comprised of two 230kV primary transformers and substation, a primary crusher, a SAG mill, two ball mills, and various motors for the mills.  In late 2012 and early 2013, the LLC made additional commitments for wellfield materials and equipment, and placed purchase orders for long-lead milling process equipment including the commitments for the engineering portion of flotation cells and roaster equipment.

In 2012, the LLC issued a firm purchase order for eighteen haul trucks.  The order provides for delivery of those haul trucks required to perform initial mine development, which will begin several months prior to commercial production.  Non-refundable down-payments of $1.2 million were made in 2012, with pricing subject to escalation as the trucks were not delivered prior to

December 31, 2013.  During the third quarter of 2013, the LLC renegotiated the timelines for truck delivery, accepting a 3% price increase and delaying deliveries into late 2014.  The contract is cancellable with no further liability to the LLC.

Also in 2012, the LLC issued a firm purchase order for four mine production drills with a non-refundable down-payment of $0.4 million, and pricing was subject to escalation if the drills were not delivered by the end of 2013.  In June of 2013, the LLC signed a change order which delayed delivery into the second half of 2014 and triggered a $0.2 million price increase.  The contract remains cancellable with no further liability to the LLC.

On June 30, 2012, the LLC’s contract to purchase two electric shovels expired.  On July 11, 2012, we signed a letter of intent with the same vendor providing for the opportunity to purchase the electric shovels at prices consistent with the expired contract, less a special discount in the amount of $3.4 million to provide credit to the LLC for amounts paid as deposits under the expired contract.  The letter of intent provides that equipment pricing will remain subject to inflation indexes and guarantees production slots to ensure that the equipment is available when required by the LLC.  In October 2013, the parties agreed to extend the letter of intent through June 30, 2014.

The following table sets forth the LLC’s cash commitments under mining and milling equipment contracts (collectively, “Purchase Contracts”) at December 31, 2013 (in millions):

Period	Cash Commitments Under Equipment Purchase Contracts as of December 31, 2013 *
1st Quarter 2014	$.3
2nd Quarter 2014	1.9
3rd Quarter 2014	.3
4th Quarter 2014	—
Total 2014	2.6
2015	12.8
2016	—
2017	—
Total	$15.4

* All amounts are commitments of the LLC, and are to be funded 80% by Nevada Moly and 20% by POS-Minerals.

If the Company does not make payments required under the purchase contracts, it could be subject to claims for breach of contract or to cancellation of the purchase contract.  In addition, we may proceed to selectively suspend, cancel or attempt to renegotiate additional purchase contracts if we are forced to further conserve cash.  See “Liquidity, Capital Resources and Capital Requirements” above.  If we cancel or breach any contracts, we will take all appropriate action to minimize any losses, but could be subject to liability under the contracts or applicable law.  The cancellation of certain key contracts could cause a delay in the commencement of operations, and could add to the cost to develop our interest in the Mt. Hope Project.

Through December 31, 2013, the LLC has made deposits and/or final payments of $74.1 million on equipment orders.  Of these deposits, $64.3 million relate to fully fabricated items, primarily milling equipment, for which we have additional contractual commitments of $15.4 million noted in the table above.  The remaining $9.8 million reflects both partially fabricated milling equipment, and non-refundable deposits on mining equipment.  As discussed above, the mining equipment agreements remain cancellable with no further liability to the LLC.  The underlying value and recoverability of the amounts shown as deposits on project property, plant and equipment in our consolidated balance sheets are dependent on our ability to fund development activities that would lead to profitable production and positive cash flow from operations, or proceeds from the disposition of these assets. There can be no assurance that we will be successful in generating future profitable operations, disposing of these assets or securing additional funding in the future on terms acceptable to us or at all.  Our audited consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded assets or liabilities.

Obligations under capital and operating leases

We have contractual obligations under operating leases that will require a total of $0.3 million in payments over the next three years.  Operating leases consist primarily of rents on office facilities and office equipment.  Our expected payments are $0.2 million, $0.1 million, and nil for the years ended December 31, 2014, 2015 and 2016, respectively.

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

The Trust may be funded by the LLC over several years based on the achievement of certain milestones, which are considered to be probable, and as such $4.0 million is accrued in the Company’s December 31, 2013, financial statements and is included in mining properties, land, and water rights.

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

On February 15, 2013, Great Basin Resource Watch and the Western Shoshone Defense Project (“Plaintiffs”) filed a Complaint against the U.S. Department of the Interior and the BLM in the U.S. District Court, District of Nevada, seeking relief under the National Environmental Policy Act (“NEPA”) and other federal laws challenging the BLM’s issuance of the ROD for the Mt. Hope Project, and on February 20, 2013 filed a Motion for Preliminary Injunction.  The Court allowed the LLC to intervene in the matter.

On August 22, 2013, the Court denied, without prejudice, the Motion for Preliminary Injunction based on the parties’ Joint Stipulation to Continue Preliminary Injunction Oral Argument, which advised the Court that as a result of current economic conditions, including the Company’s ongoing financing efforts, all major ground disturbing activities had ceased at the Mt. Hope Project.  The Court’s “without prejudice” ruling means that upon the Company’s decision to recommence significant ground-disturbing activities which were approved by the ROD, sixty days advance notice will be provided to Plaintiffs, or if Plaintiffs believe the scope of minor ongoing approved site activities exceeds the stipulated agreement, then Plaintiffs may elect to re-file their Motion for Preliminary Injunction at that time.  The parties and the Court have agreed to address the Plaintiffs’ claims under the pending Complaint based on the administrative record and the parties’ motion for summary judgment briefing on the merits.  Briefing by the parties and probable oral argument is anticipated to be completed in the second quarter of 2014.

The Mt. Hope Project underwent exhaustive environmental analysis and review that lasted more than 6 years.  The process to complete the final Environmental Impact Statement (“EIS”) included extensive public and cooperating agency input (including the BLM, the National Park Service, the U.S. Environmental Protection Agency, the Nevada Division of Wildlife and the County of Eureka).  The Company supports the work completed by the BLM and believes that the ROD complies will all federal statutes and rules, and is very robust and defensible.

Water Rights Considerations

The Nevada State Engineer (“State Engineer”) has issued all water permits for the Mt. Hope Project.  Eureka County, Nevada and two other parties comprised of three individual water rights holders in Diamond Valley and one in Kobeh Valley filed an appeal in July 2012 to the Nevada Supreme Court challenging the granting of water permits by the State Engineer.  On June 26, 2013, the appeal was consolidated with a similar appeal of the State Engineer’s approval of the LLC’s Monitoring, Management and Mitigation Plan (“3M Plan”), discussed below, and remains pending before the Nevada Supreme Court.

Two individual water rights holders appealed the State Engineer’s approval of the Company’s 3M Plan to the Nevada State District Court (“District Court”).  Following oral argument on April 15, 2013, the District Court denied the Petition for Judicial Review of the 3M Plan and issued its Written Order on May 17, 2013.  Thereafter, Petitioners filed an appeal on May 20, 2013 of the District’s Court Order to the Nevada Supreme Court, which, as discussed above, has been consolidated with the appeal of the water permits.

We remain confident the Nevada Supreme Court will uphold the District Court’s Orders regarding the 3M Plan and the water permits.  We expect the Court to set the date for oral arguments for the second quarter of 2014, before the full panel of Justices.

Notwithstanding the above, subject to the ongoing Nevada Supreme Court consolidated appeal, the Company’s water permits have been granted and the water remains available to the Company, as described above, for use at the Mt. Hope Project.

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

Critical Accounting Policies and Estimates

Estimates

The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses.  Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements.  Accordingly, upon settlement, actual results may differ from estimated amounts.

Provision for Taxes

Income taxes are provided based upon the asset and liability method of accounting.  Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end.  In accordance with authoritative guidance for Income Taxes, a valuation allowance is recorded against the deferred tax asset if management does not believe the Company has met the “more likely than not” standard to allow recognition of such an asset.  At December 31, 2013 and 2012, we had deferred tax assets principally arising from net operating loss carryforwards for income tax purposes multiplied by an expected rate of 35%.  As management of the Company cannot determine that it is more likely than not that we will realize the benefit of the deferred tax assets, a valuation allowance equal to the net deferred tax asset has been established.

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

Debt Issuance and Loan Commitment Costs

The Company capitalized certain costs such as technical due diligence and related legal fees in the amount of $6.4 million.  Such costs were incurred in direct pursuit of the Term Loan based on our belief that it was probable that the Company would receive the Term Loan in 2013.  The Company wrote off all debt issuance costs previously recorded, as these costs were specifically related to Hanlong’s obligation to arrange the Term Loan.  This obligation was released upon the termination of the Purchase Agreement in August 2013.

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

Contingently Redeemable Noncontrolling Interest (“CRNCI”)

Under GAAP, certain noncontrolling interests in consolidated entities meet the definition of mandatorily redeemable financial instruments if the ability to redeem the interest is outside of the control of the consolidating entity.  As described in Note 1 — “Description of Business” to the audited financial statements included in Item 8 of this document, the LLC Agreement permits POS-Minerals the option to put its interest in the LLC to Nevada Moly upon a change of control, as defined in the LLC Agreement, followed by a failure to use standard mining industry practice in connection with development and operation of the Mt. Hope Project as contemplated by the parties for a period of 12 consecutive months.  As such, the CRNCI has continued to be shown as a separate caption between liabilities and equity (mezzanine section).  The carrying value of the CRNCI includes $36 million that will be returned to POS-Minerals contingent upon the achievement of commercial production at the Mt. Hope Project as stipulated in the LLC Agreement.  The expected return of capital to POS-Minerals is carried at redemption value as we believe redemption of this amount is probable.  The remaining carrying value of the CRNCI has not been adjusted to its redemption value as the contingencies that may allow POS-Minerals to require redemption of its noncontrolling interest are not probable of occurring.  Under GAAP, until such time as that contingency has been eliminated and redemption is no longer contingent upon anything other than the passage of time, no adjustment to the CRNCI balance should be made. Future changes in the redemption value will be recognized immediately as they occur and the Company will adjust the carrying amount of the CRNCI to equal the redemption value at the end of each reporting period.

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

In order to better manage commodity price risk and to seek to reduce the negative impact of fluctuations in prices, we will seek to enter into long-term supply contracts for our portion of the Mt. Hope production.  On December 28, 2007, we entered into a molybdenum supply agreement with ArcelorMittal S.A. (“ArcelorMittal”), the world’s largest steel company, that provides for ArcelorMittal to purchase 6.5 million pounds of molybdenum per year, plus or minus 10%, once the Mt. Hope Project commences commercial operations at minimum specified levels. The supply agreement provides for a floor price along with a discount for spot prices above the floor price and expires five years after the commencement of commercial production at the Mt. Hope Project.  Both the floor and threshold levels at which the percentage discounts change are indexed to a producer price index. According to public filings, on January 25, 2011, the boards of directors of ArcelorMittal S.A. and APERAM each approved the transfer of the assets comprising ArcelorMittal’s stainless and specialty steels businesses from its carbon steel and mining businesses to APERAM, a separate entity incorporated in the Grand Duchy of Luxembourg.  This transfer included the supply agreement the Company had in place with ArcelorMittal and the shares of the Company’s common stock previously owned by ArcelorMittal.

Additionally, on May 14, 2008, we entered into a molybdenum supply agreement with SeAH Besteel Corporation (“SeAH Besteel”), Korea’s largest manufacturer of specialty steels, which provides for SeAH Besteel to purchase 4.0 million pounds of molybdenum per year, plus or minus 10%, once the Mt. Hope Project commences commercial operations at minimum specified levels. Like the APERAM supply agreement, the supply agreement with SeAH Besteel provides for a floor price along with staged discounts for spot prices above the floor price and expires five years from the date of first supply under the agreement.  Both the floor and threshold levels at which the percentage discounts change are indexed to a producer price index.

On August 8, 2008, the Company entered into a molybdenum supply agreement (“Sojitz Agreement”) with Sojitz Corporation (“Sojitz”).  The Sojitz Agreement provides for the supply of 5.0 million pounds per year of molybdenum for five years, beginning once the Mt. Hope Project reaches certain minimum commercial production levels.  One million annual pounds sold under the Sojitz Agreement will be subject to a per-pound molybdenum floor price and is offset by a flat discount to spot molybdenum prices above the floor.  The remaining 4.0 million annual pounds sold under the Sojitz Agreement will be sold with reference to spot molybdenum prices without regard to a floor price.  The Sojitz Agreement includes a provision that allows Sojitz the option to cancel in the event that supply from the Mt. Hope Project had not begun by January 1, 2013.  The described option is available up to ten days following the achievement of certain production levels at the Mt. Hope Project.  As commercial production at the Mt. Hope Project has not commenced, Sojitz currently has the option to cancel its contract or participate in the molybdenum supply agreement as described above.

On March 4, 2010, the Company entered into a molybdenum supply agreement (“Hanlong Off-Take Agreement”) with China Han Long Mining Development Ltd and guaranteed by Hanlong (collectively “Hanlong Mining”).  Subject to Hanlong’s making the Term Loan available to the Company under the Purchase Agreement, as discussed above, the Hanlong Agreement required Hanlong Mining to purchase the Company’s entire share of the Mt. Hope molybdenum production above that necessary for the Company to meet its existing supply commitments until the expiration of those commitments.  As discussed above, with the termination of the Purchase Agreement and other agreements associated with the Hanlong Transaction, Hanlong will not be able to meet its commitments and obligations and the Company will not be required to provide Hanlong Mining with molybdenum under the Hanlong Off-Take Agreement.

The three remaining long-term supply agreements provide for supply only after commercial production levels are achieved, and no provisions require the Company to deliver product or make any payments if commercial production is never achieved or declines in later periods and have floor prices ranging from $14.00 to $15.00 per pound and incremental discounts above the floor price.  The agreements require that monthly shortfalls be made up only if the Company’s portion of Mt. Hope production is available for delivery, after POS-Minerals has taken its share.  In no event do these requirements to make up monthly shortfalls become obligations of the Company if production does not meet targeted levels.

Furthermore, each of the agreements remain as contractual obligations and have take-or-pay provisions that require the buyers to either take delivery of product made available by the Company, or to pay as though they had taken delivery pursuant to the term of the agreements.  In the event that our contract parties choose not to honor their contractual obligations, our profitability may be adversely impacted.  We may be unable to sell any product our contract parties fail to purchase in a timely manner, at comparable prices, or at all.

While we have not used derivative financial instruments in the past, we may elect to enter into derivative financial instruments to manage commodity price risk.  We have not entered into any market risk sensitive instruments for trading or speculative purposes and do not expect to enter into derivative or other financial instruments for trading or speculative purposes.

Interest Rate Risk

As of December 31, 2013, we had a balance of cash and cash equivalents of $21.7 million and restricted cash of $54.4 million.  Interest rates on short term, highly liquid investments have not changed materially since December 31, 2010, and continue to be 1% or less on an annualized basis.

ITEM 8.                                                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GENERAL MOLY, INC.

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

CONTENTS

Report of Independent Registered Public Accounting Firm	44

Financial Statements:

Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012	45

Consolidated Statements of Operations and Comprehensive Loss for the twelve months ended December 31, 2013, December 31, 2012 and December 31, 2011 and for the period from inception of Exploration Stage until December 31, 2013	46

Consolidated Statements of Cash Flows for the twelve months ended December 31, 2013, December 31, 2012 and December 31, 2011 and for the period from inception of Exploration Stage until December 31, 2013	47

Consolidated Statements of Equity as of December 31, 2013, December 31, 2012, December 31, 2011, December 31, 2010, and January 1, 2002 (inception of Exploration Stage)	49

Notes to Consolidated Financial Statements	51

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of General Moly, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive loss, cash flows and equity present fairly, in all material respects, the financial position of General Moly, Inc. and its subsidiaries (a development stage company) at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 and, cumulatively, for the period from January 1, 2002 (date of inception) to December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Item 9A: Report of Management on internal control over financial reporting. Our responsibility is to express opinions on these consolidated financial statements and on the Company’s Internal Control over Financial Reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As discussed in Note 2 “Liquidity” to the consolidated financial statements, the ability of the Company to implement its current business plan is dependent upon the Company obtaining additional financing.

/s/PricewaterhouseCoopers LLP

Denver, Colorado

March 13, 2014

GENERAL MOLY, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	December 31, 2013	December 31, 2012
ASSETS:
CURRENT ASSETS
Cash and cash equivalents	$21,685	$68,331
Deposits, prepaid expenses and other current assets	625	136
Total Current Assets	22,310	68,467
Mining properties, land and water rights	206,251	170,967
Deposits on project property, plant and equipment	74,108	69,691
Restricted cash held at EMLLC	36,000	36,000
Restricted cash held for electricity transmission	12,020	12,013
Restricted cash held for reclamation bonds	6,332	6,991
Non-mining property and equipment, net	669	605
Capitalized debt issuance and loan commitment costs	—	17,794
Other assets	2,994	2,994
TOTAL ASSETS	$360,684	$385,522
LIABILITIES, CONTINGENTLY REDEEMABLE NONCONTROLLING INTEREST, AND EQUITY:
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$4,691	$10,133
Accrued advance royalties	500	500
Accrued payments to Agricultural Sustainability Trust and Hanlong	2,000	4,000
Current portion of long term debt	263	10,906
Total Current Liabilities	7,454	25,539
Provision for post closure reclamation and remediation costs	1,318	627
Deferred gain	—	1,100
Accrued advance royalties	4,700	4,700
Accrued payments to Agricultural Sustainability Trust	2,000	2,000
Long term debt, net of current portion	538	661
Other accrued liabilities	875	875
Total Liabilities	16,885	35,502

COMMITMENTS AND CONTINGENCIES

CONTINGENTLY REDEEMABLE NONCONTROLLING INTEREST	209,007	201,880

EQUITY
Common stock, $0.001 par value; 200,000,000 shares authorized, 91,761,249 and 91,333,092 shares issued and outstanding, respectively	92	91
Additional paid-in capital	273,857	270,902
Accumulated deficit before exploration stage	(213)	(213)
Accumulated deficit during exploration and development stage	(138,944)	(122,640)
Total Equity	134,792	148,140
TOTAL LIABILITIES, CONTINGENTLY REDEEMABLE NONCONTROLLING INTEREST, AND EQUITY	$360,684	$385,522

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOLY, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Years Ended			January 1, 2002 (Inception of Exploration Stage) to
	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2013
REVENUES	$—	$—	$—	$—

OPERATING EXPENSES:
Exploration and evaluation	772	778	1,568	41,251
Write-downs of development and deposits	—	—	3,403	8,819
General and administrative expense	8,985	10,600	10,248	89,360
TOTAL OPERATING EXPENSES	9,757	11,378	15,219	139,430

LOSS FROM OPERATIONS	(9,757)	(11,378)	(15,219)	(139,430)

OTHER INCOME/(EXPENSE):
Interest and dividend income	2	6	21	4,070
Interest expense	(753)	(548)	(250)	(1,715)
Write-off of loan commitment fees (warrant)	(11,472)	—	—	(11,472)
Gain on forgiveness of debt	804	—	—	804
Constructive receipt of break fee	10,000	—	—	10,000
Write-off of debt issuance costs	(6,420)	—	—	(6,420)
Realized gain from sale of mining properties	1,292	2,000	—	3,292
TOTAL OTHER (EXPENSE)/INCOME, NET	(6,547)	1,458	(229)	(1,441)

LOSS BEFORE INCOME TAXES	(16,304)	(9,920)	(15,448)	(140,871)

Income Taxes	—	—	—	—

CONSOLIDATED NET LOSS	$(16,304)	$(9,920)	$(15,448)	$(140,871)
Less: Net loss attributable to contingently redeemable noncontrolling interest	—	—	680	1,927
NET LOSS ATTRIBUTABLE TO GENERAL MOLY, INC.	$(16,304)	$(9,920)	$(14,768)	$(138,944)
Basic and diluted net loss attributable to General Moly per share of common stock	$(0.18)	$(0.11)	$(0.16)
Weighted average number of shares outstanding— basic and diluted	91,568	91,230	90,588

COMPREHENSIVE LOSS	$(16,304)	$(9,920)	$(14,768)	$(138,944)

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOLY, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended			January 1, 2002 (Inception of Exploration Stage) to
	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,304)	$(9,920)	$(15,448)	$(140,871)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	341	310	412	2,295
Interest expense	753	548	250	1,715
Stock-based compensation for employees and directors	1,829	1,414	1,713	20,055
(Increase) decrease in deposits, prepaid expenses and other	(489)	(31)	43	(533)
Decrease in accounts payable and accrued liabilities	(8,170)	(3,569)	(10,761)	(19,042)
Increase in restricted cash held for electricity transmission	(7)	(8)	—	(12,020)
Increase in post closure reclamation and remediation costs	691	40	16	1,109
Write-off of loan commitment fees (warrant)	11,472	—	—	11,472
Write-off of debt issuance costs	6,420	—	—	6,420
Constructive receipt of break fee	(10,000)	—	—	(10,000)
Forgiveness of debt (interest on bridge loan)	(804)	—	—	(804)
Realized gain related to sale of mining properties	(1,292)	(2,000)	—	(3,292)
Writedowns of development and deposits	—	—	3,403	8,819
Services and expenses paid with common stock	—	—	—	1,990
Warrant repricing	—	—	—	965
Net cash used by operating activities	(15,560)	(13,216)	(20,372)	(131,722)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase and development of mining properties, land and water rights	(35,280)	(20,762)	(10,567)	(176,864)
(Deposits)/refunds on property, plant and equipment	(3,689)	(2,158)	177	(73,754)
Proceeds from option to purchase agreement	1,000	1,950	935	4,100
Decrease (increase) in restricted cash held for reclamation bonds	659	(5,858)	—	(5,841)
Increase in restricted cash — EMLLC	—	(36,000)	—	(36,000)
Cash provided by sale of marketable securities	—	—	—	109
Net cash used by investing activities	(37,310)	(62,828)	(9,455)	(288,250)

GENERAL MOLY, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended			January 1, 2002 (Inception of Exploration Stage) to
	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2013
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock, net of issuance costs	49	583	19,412	228,351
Cash proceeds from POS-Minerals Corp.	7,127	103,807	—	210,934
Decrease in leased assets, net	(250)	(142)	(198)	(260)
Increase in capitalized debt issuance costs	(702)	(582)	(2,249)	(4,420)
Proceeds from debt	—	—	—	10,000
Cash paid to POS-Minerals Corp. for purchase price adjustment	—	—	—	(2,994)
Net cash provided by financing activities:	6,224	103,666	16,965	441,611
(Decrease) increase in cash and cash equivalents, net	(46,646)	27,622	(12,862)	21,639
Cash and cash equivalents, beginning of period	68,331	40,709	53,571	46
Cash and cash equivalents, end of period	$21,685	$68,331	$40,709	$21,685

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Equity compensation capitalized as development	$1,078	$639	$258	$8,175
Accrued portion of advance royalties	—	5,200	—	5,200
Accrued portion of payments to the Agricultural Sustainability Trust and Hanlong	—	2,000	—	4,000
Installment purchase of equipment and land	139	730	—	139
Accrued portion of deposits on property, plant and equipment	728	1,059	1,691	728
Loan commitment costs	—	12,076	—	—
Post closure reclamation and remediation costs, reclamation bond, and accounts payable assumed in an acquisition	—	—	—	754
Common stock and warrants issued for property and equipment	—	—	—	1,586

The accompanying notes are an integral part of these consolidated financial statements

GENERAL MOLY, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except number of shares and per share amounts)

	Common Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance, January 1, 2002	3,140,469	$4	$442	$(2)	$(213)	$231
Issuance of Units of Common Stock and Warrants:
For directors’ fees	460,000	—	79	—	—	79
Issued pursuant to stock awards	641,142	—	448	—	—	448
For cash between $0.15 and $8.50 per share	54,504,405	54	172,522	—	—	172,576
Purchase options for management and administrative fees	—	—	11	—	—	11
For services, administration, mineral rights, water rights, property and expenses at between $0.11 and $6.15 per share	2,527,379	2	3,374	—	—	3,376
For exercise of warrants for cash	435,000	—	348	—	—	348
Units and warrants for finders’ fee	170,550	—	2,042	—	—	2,042
Cost of offerings including cash costs of $3,783	—	—	(5,815)	—	—	(5,815)
Stock Options:
Exercised between $0.11 and $6.93 per share	3,621,463	4	1,826	—	—	1,830
Cashless exercise of stock options	1,672,721	2	(2)	—	—	—
Issued pursuant to stock awards	831,347	2	(38)	—	—	(36)
Returned due to pricing errors on stock option exercise	(38,998)	—	—	—	—	—
Stock based compensation	—	—	20,666	—	—	20,666
Stock Warrants:
Issued for services at $1.07 per warrant	—	—	80	—	—	80
Exercised between $0.40 and $5.20 per share	15,349,767	15	37,072	—	—	37,087
Cashless exercise of warrants	2,038,228	2	(2)	—	—	—
Repricing of warrants	—	—	965	—	—	965
Unrealized Losses on marketable securities	—	—	—	2	—	2
Additional paid in capital from shareholder	—	—	499	—	—	499
Net loss for the years ended December 31, 2002 through 2010	—	—	—	—	(97,952)	(97,952)
Balances, December 31, 2010	85,353,473	85	234,517	—	(98,165)	136,437

GENERAL MOLY, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except number of shares and per share amounts)

	Common Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Stock Warrants:
Exercised between $3.66 and $3.75 per share	5,183,209	5	19,050	—	—	19,055
Cashless exercise of warrants	24,547	—	—	—	—	—
Stock Options:
Exercised at $2.80 per share	133,333	—	357	—	—	357
Stock based compensation	—	—	1,971	—	—	1,971
Stock Appreciation Rights:
Exercised between $0.96 and $4.35 per share	53,511	—	—	—	—	—
Issuance of Units of Common Stock :
Issued pursuant to stock awards	70,175	1	(1)	—	—	—
Net loss for the year ended December 31, 2011	—	—	—	—	(14,768)	(14,768)
Balances, December 31, 2011	90,818,248	$91	$255,894	$—	$(112,933)	$143,052
Stock Options:
Exercised at $2.80 per share	50,971	—	125	—	—	125
Cashless exercise of stock options	212,280	—	458	—	—	458
Stock-based compensation	—	—	2,053	—	—	2,053
Stock Warrants:
Loan Commitment Fees	—	—	12,372	—	—	12,372
Issuance of Units of Common Stock :
Issued pursuant to stock awards	251,593	—	—	—	—	—
Net loss for the year ended December 31, 2012	—	—	—	—	(9,920)	(9,920)
Balances, December 31, 2012	91,333,092	$91	$270,902	$—	$(122,853)	$148,140
Stock Options:
Exercised at $2.41 per share	20,000	—	48	—	—	48
Cashless exercise of stock option	46,165	—	—	—	—	—
Stock-based compensation	—	—	2,907	—	—	2,907
Issuance of Units of Common Stock:
Issued pursuant to stock awards	361,992	1	—	—	—	1
Net loss for the year ended December 31, 2013	—	—	—	—	(16,304)	(16,304)
Balances, December 31, 2013	91,761,249	$92	$273,857	$—	$(139,157)	$134,792

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

The Mt. Hope Project

From October 2005 to January 2008, we owned the rights to 100% of the Mt. Hope Project.  Effective as of January 1, 2008, we contributed all of our interest in the assets related to the Mt. Hope Project, including our lease of the Mt. Hope Project, into Eureka Moly, LLC (“the LLC”), and in February 2008 entered into an agreement (“LLC Agreement”) for the development and operation of the Mt. Hope Project with POS-Minerals Corporation (“POS-Minerals”).  Under the LLC Agreement, POS-Minerals owns a 20% interest in the LLC and General Moly, through Nevada Moly, LLC (“Nevada Moly”), a wholly-owned subsidiary, owns an 80% interest.  The ownership interests and/or required capital contributions under the LLC Agreement can change as discussed below.

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

In addition, as commercial production at the Mt. Hope Project was not achieved by December 31, 2011, the LLC will be required to return to POS-Minerals $36.0 million of its capital contributions, with no corresponding reduction in POS-Minerals’ ownership percentage.  This return of contributions payment is contingent upon the commencement of commercial production, as defined in the LLC Agreement, and will be due 20 days thereafter.  Based on our current plan, subject to availability of full financing for construction of the Mt. Hope Project, we anticipate commercial production will be achieved following a 20 — 24 month construction period.  Nevada Moly is obligated under the terms of the LLC Agreement to make capital contributions to the LLC to fund the return of contributions to POS-Minerals upon achievement of commercial production (i.e. when the contingency is resolved).  If Nevada Moly does not fund their additional capital contribution in order for the LLC to return to POS-Minerals $36 million of its total capital contributions, POS-Minerals has an election to either make a secured loan to the LLC to fund the return of contributions, or receive an additional interest in the LLC of approximately 5%.  In the latter case, Nevada Moly’s interest in the LLC is subject to dilution by a percentage equal to the ratio of 1.5 times the amount of the unpaid return of contributions over the aggregate amount of deemed capital contributions (as determined under the LLC Agreement) of both parties to the LLC (“Dilution Formula”).  At December 31, 2013, the aggregate amount of deemed capital contributions of both parties was $1,063.5 million.

Furthermore, the LLC Agreement permits POS-Minerals to put its interest in the LLC to Nevada Moly after a change of control of Nevada Moly or the Company, as defined in the LLC Agreement, followed by a failure to use standard mining industry practice in connection with the development and operation of the Mt. Hope Project as contemplated by the parties for a period of twelve consecutive months.  If POS-Minerals puts its interest, Nevada Moly or its transferee or surviving entity would be required to purchase the interest for 120% of POS-Minerals’ total contributions to the LLC, which, if not paid timely, would be subject to 10% interest per annum.

Beginning in November 2012, the Company and POS-Minerals had begun making monthly pro rata capital contributions to the LLC to fund costs incurred as required by the LLC Agreement.  The interest of a party in the LLC that does not make its monthly pro rata capital contributions to fund costs incurred is subject to dilution based on the Dilution Formula.  The Company and POS-Minerals consented, effective July 1, 2013, to Nevada Moly accepting financial responsibility for POS-Minerals’ 20% interest in costs related to Nevada Moly’s compensation and reimbursement as Manager of the LLC, and certain owners’ costs associated with Nevada Moly’s ongoing progress to complete project financing for its 80% interest, resulting in approximately $3.0 million to be paid by Nevada Moly on behalf of POS-Minerals during the term of the consensual agreement, which will be in place until the earlier of completion of Nevada Moly’s financing efforts or June 30, 2014.  POS-Minerals remains obligated to contribute its 20% interest in all other costs incurred by the LLC.  Other than those costs noted, through December 31, 2013 and to date through 2014, all required monthly contributions have been made by both parties.

Termination of Agreements with Hanlong (USA) Mining Investment Inc.

In March 2010, we signed a series of agreements with Hanlong (USA) Mining Investment, Inc. (“Hanlong”), an affiliate of Sichuan Hanlong Group, a privately held Chinese company.  The agreements formed the basis of a $745 million transaction that was intended to provide the Company with adequate capital to contribute its 80% share of costs to develop the Mt. Hope Project.  The agreements included:  (a) a Securities Purchase Agreement (the “Purchase Agreement”) that provided for the sale to Hanlong of shares of our common stock in two tranches that would have aggregated 25% of our outstanding stock on a fully diluted basis for $80 million ($40 million per tranche), conditioned upon us receiving permits for the Mt. Hope Project and Hanlong’s obligation to use commercially reasonable efforts to procure a $665 million loan from a Prime Chinese Bank (“Term Loan”) for our use in constructing the Mt. Hope Project; (b) a Stockholder Agreement that provided Hanlong representation on our Board of Directors (“Board”) and provided Hanlong representation on the LLC management committee, governed how Hanlong would vote its shares of the Company and limited Hanlong’s ability to purchase or dispose of our securities; (c)  a Bridge Loan whereby Hanlong provided $10 million to the Company to preserve liquidity until permits were received and the Term Loan was available; and (d) a long-term molybdenum supply off-take agreement (discussed further in Item 3 below) which required Hanlong to purchase the Company’s entire share of the Mt. Hope Project’s molybdenum production above that necessary for the Company to meet its pre-existing supply commitments until the expiration of those commitments (collectively, the “Hanlong Transaction”).  Pursuant to the Purchase Agreement, on December 20, 2010, we closed on the first tranche and issued 11,843,341 shares of common stock to Hanlong for a purchase price of $40 million, or approximately $3.38 per share.  We granted Hanlong registration rights with respect to those shares.  The Company filed a Registration Statement on Form S-3 in December 2013, which, among other transactions included registration of the Hanlong shares, thereby allowing Hanlong to sell their shares to a third party.  The registration statement was declared effective on January 29, 2014.  After the closing of the first tranche, Hanlong became entitled to nominate one director to serve on our Board and one representative to the LLC management committee.  Nelson Chen was designated by Hanlong to serve in both of these capacities.

On March 20, 2013, the Company was notified that China Development Bank (“CDB”) had suspended work on the Term Loan.  This suspension relates to reports that Mr. Liu Han, Chairman of Hanlong had been detained by Chinese authorities.

In August 2013, the Company terminated its ongoing relationship with Hanlong.  The Purchase Agreement provided that it could be terminated by either party (providing the terminating party was not in default) if the closing of the second tranche had not occurred on or before the earlier of December 31, 2012 or August 16, 2013 (the date which is nine months after the issuance of the ROD).  In August 2013, the Company notified Hanlong that it was terminating the Purchase Agreement as Hanlong had not met its commitments under the agreement.  Hanlong acknowledged and consented to the termination.

As a result of the termination of the Purchase Agreement, Hanlong was obligated to pay the Company a break fee of $10.0 million because Hanlong failed to arrange the Term Loan within the above described deadline.  The Company and Hanlong have agreed to offset the break fee against the repayment of the Bridge Loan.  The outstanding balance of the Bridge Loan and related accrued interest were recorded on the income statement as constructive receipt of break fee for $10.0 million and forgiveness of debt of bridge loan interest for $0.8 million as of September 30, 2013, and upon the termination of the Purchase Agreement.

In connection with the termination of the Hanlong relationship, most of the provisions of the Stockholder Agreement were also terminated.  Under the continuing provisions of the Stockholder Agreement, Hanlong’s right to designate one nominee to the Board continues until such time that Hanlong’s ownership percentage falls below 10%.  Currently, Hanlong owns approximately 13.0% of our outstanding common stock on a fully diluted basis.  In June, 2013, the Board recommended the election of Mr. Chen as a Class III member, in the Board’s slate of nominees submitted to our stockholders, pursuant to the Stockholder Agreement.  He was elected by a vote of the stockholders at the Company’s 2013 Annual Meeting of Stockholders for a three-year term.  In August 2013, Mr. Chen stepped down from the LLC management committee.

On October 26, 2012, we entered into an agreement with Hanlong pursuant to which Hanlong would provide us with a Subordinated Debt Facility (“Sub Debt Facility”) of up to $125.0 million to assist the Company in financing capital cost increases.  Simultaneously with the execution of the Sub Debt Facility, the Company issued a warrant to Hanlong with a 2.5-year maturity to purchase ten million shares of the Company’s common stock.

On May 14, 2013, the Company and Hanlong mutually agreed to terminate the Sub Debt Facility and warrant to provide the Company with greater flexibility in securing an additional strategic partner.  As the warrant was fully vested and exercisable at the time of termination, this resulted in an $11.5 million non-cash charge to the income statement for the remaining unamortized value associated with the issuance of the warrant as of June 30, 2013.

NOTE 2 — LIQUIDITY

Our consolidated cash balance at December 31, 2013, was $21.7 million compared to $68.3 million at December 31, 2012, with the decrease primarily attributed to development of the Mt. Hope Project and general and administrative expenses.

The cash needs for the development of the Mt. Hope Project are significant and require that we and/or the LLC arrange for financing to be combined with funds anticipated to be received from POS-Minerals in order to retain its 20% membership interest.  If we are unsuccessful in obtaining financing, we will not be able to proceed with the development of the Mt. Hope Project.

The Company is working with its financial advisors to advance the full financing of the Mt. Hope Project, and continues to pursue other potential financing sources such as strategic partners, capital markets, including equity offerings, domestic and international credit markets, and bank project financing.  There is no assurance that the Company will be successful in raising the financing required to complete the Mt. Hope Project, or in raising additional financing in the future on terms acceptable to the Company, or at all.  Further, the Company does not have an estimated timeframe for finalizing any financing agreements.

In order to preserve our cash liquidity, effective September 7, 2013, we implemented a cost reduction and personnel retention program, which included reductions in base cash compensation for our executive officers, senior management employees and members of the Board of Directors.  Cash compensation for our Chief Executive Officer was reduced by 25%, with other senior officers and employees receiving 10 — 20% salary reductions and non-employee directors receiving a 25% decrease in cash compensation for annual retainer and meeting fees.  We also approved cash and equity incentives for the executive officers who remain with the Company through the earliest to occur of a financing plan for the Mt. Hope Project approved by the Board of Directors, a Change of Control (as defined in the employment or change of control agreements between the Company and each of our executive officers); involuntary termination (absent cause); or January 15, 2015 (the “Vesting Date”), and a personnel retention program providing cash and equity incentives for other employees who remain with the Company.  Under this plan, we estimate that we will pay $1.8 million upon the earliest of occurrence of the aforementioned events.  Also, in a further cost reduction effort, the number of Board of Directors was reduced effective December 31, 2013, with the retirement of three Board members.

We also continue to work with our long-lead vendors to defer timing of contractual payments for mining and milling equipment in order to preserve current liquidity The following table sets forth the LLC’s cash commitments under these equipment contracts (collectively, “Purchase Contracts”) at December 31, 2013 (in millions):

Year	As of December 31, 2013 *
2014	$2.6
2015	12.8
Total	$15.4

*  All amounts are commitments of the LLC, and are to be funded 80% by Nevada Moly and 20% by POS-Minerals.

If the Company does not make payments contractually required under these purchase contracts, it could be subject to claims for breach of contract or to cancellation of the purchase contract.  In addition, we may proceed to selectively suspend, cancel or attempt to renegotiate additional purchase contracts if we are forced to further conserve cash.  If we cancel or breach any contracts, we will take all appropriate action to minimize any losses, but could be subject to liability under the contracts or applicable law.  The cancellation of certain key contracts could cause a delay in the commencement of operations, and could add to the cost to develop our interest in the Mt. Hope Project.

Through December 31, 2013, the LLC has made deposits and/or final payments of $74.1 million on equipment orders.  Of these deposits, $64.3 million relate to fully fabricated items, primarily milling equipment, for which we have additional contractual commitments of $15.4 million noted in the table above.  The remaining $9.8 million reflects both partially fabricated milling equipment, and non-refundable deposits on mining equipment.  As discussed in Note 11, the mining equipment agreements remain cancellable with no further liability to the LLC. The underlying value and recoverability of these deposits in our consolidated balance sheets are dependent on our ability to fund development activities that would lead to profitable production and positive cash flow from operations, or proceeds from the disposition of these assets. There can be no assurance that we will be successful in generating future profitable operations, disposing of these assets or securing additional funding in the future on terms acceptable to us or at all.  Our audited consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded assets or liabilities. Refer to Note 11 for more information related to these deposits and/or final payments on equipment orders.

The Company established a $36.0 million reserve account in December of 2012, at the direction of the LLC management committee, which will remain until availability of the Company’s portion of financing for the Mt. Hope Project is confirmed.  These funds are not available for general purposes until the LLC management committee, consisting of equal representation from the Company and POS-Minerals, authorizes a release.

Based on our commitments as of December 31, 2013, we expect to make additional payments to Mount Hope Mines Inc. of $0.5 million and reclamation bonding costs of $1.5 million through the end of 2014.  With our cash conservation plan, our non-equipment related cash requirements have declined to approximately $1.5 million per month.  Accordingly, based on our current cash on hand and our ongoing cash conservation plan, the Company expects it will have adequate liquidity through the end of 2014.  However, additional financing will be required to meet commitments and operating costs in 2015.

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

Contingently Redeemable Noncontrolling Interest (“CRNCI”)

Under GAAP, certain noncontrolling interests in consolidated entities meet the definition of mandatorily redeemable financial instruments if the ability to redeem the interest is outside of the control of the consolidating entity.  As described in Note 1 — “Description of Business”, the LLC Agreement permits POS-Minerals the option to put its interest in the LLC to Nevada Moly upon a change of control, as defined in the LLC Agreement, followed by a failure to use standard mining industry practice in connection with development and operation of the Mt. Hope Project as contemplated by the parties for a period of 12 consecutive months.  As such, the CRNCI has continued to be shown as a separate caption between liabilities and equity.  The carrying value of the CRNCI includes $36 million that will be returned to POS-Minerals contingent upon the achievement of commercial production at the Mt. Hope Project as stipulated in the LLC Agreement.  The expected return of capital to POS-Minerals is carried at redemption value as we believe redemption of this amount is probable.  The remaining carrying value of the CRNCI has not been adjusted to its redemption value as the contingencies that may allow POS-Minerals to require redemption of its noncontrolling interest are not probable of occurring.  Under GAAP, until such time as that contingency has been eliminated and redemption is no longer contingent upon anything other than the passage of time, no adjustment to the CRNCI balance should be made. Future changes in the redemption value will be recognized immediately as they occur and the Company will adjust the carrying amount of the CRNCI to equal the redemption value at the end of each reporting period.

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

We consider all restricted cash to be long-term.  In December 2012, the Company established a reserve account at the direction of the LLC management committee in the amount of $36.0 million, which will remain until availability of the Company’s portion of financing for the Mt. Hope Project is confirmed.  These funds are not available for general purposes until the management committee authorizes a release.

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

Basic and Diluted Net Loss Per Share

Net loss per share was computed by dividing the net loss attributable to General Moly, Inc. by the weighted average number of shares outstanding during the period.  The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  Outstanding awards as of December 31, 2013, 2012, and 2011, respectively, were as follows:

	December 31, 2013	December 31, 2012	December 31, 2011
Warrants	1,000,000	11,000,000	1,000,000
Stock Options	544,999	1,266,658	2,484,990
Unvested Stock Awards	2,280,890	1,136,223	615,763
Stock Appreciation Rights	2,096,653	1,639,631	1,290,499

These awards were not included in the computation of diluted loss per share for the twelve months December 31, 2013, 2012, and 2011, respectively, because to do so would have been anti-dilutive.  Therefore, basic loss per share is the same as diluted loss per share.

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

At December 31, 2013 and 2012, accumulated depreciation and amortization was $2.0 and $1.7 million, respectively, of which $1.7 and $1.5 million, respectively, was capitalized.

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

Debt Issuance and Loan Commitment Costs

The Company capitalized certain costs such as technical due diligence and related legal fees in the amount of $6.4 million.  Such costs were incurred in direct pursuit of the Term Loan based on our belief that it was probable that the Company would receive the Term Loan in 2013.  The Company wrote off all debt issuance costs previously recorded, as these costs were specifically related to Hanlong’s obligation to arrange the Term Loan.  This obligation was released upon the termination of the Purchase Agreement in August 2013.

In addition, the $12.4 million value placed on the warrant issued to Hanlong in connection with the Sub Debt Facility was considered a loan commitment fee.  These costs were to be amortized over the life of the Sub Debt Facility using the straight-line method from the date the loan agreement was effective.  The termination of the Sub Debt Facility in May 2013 resulted in a non-cash charge to the income statement in the amount of $11.5 million for the remaining unamortized value associated with the warrants.

Recently Adopted Accounting Pronouncements

Income Taxes (Topic 740):  Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry forward, a Similar Tax Loss, or a Tax Credit Carry forward Exists

In July 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-11, Income Taxes (Topic 740):  Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry forward, a Similar Tax Loss, or a Tax Credit Carry forward Exists.  The update aims to clarify presentation and disclosure of unrecognized tax benefits to ensure consistency among organizations.  The adoption of this guidance did not have a material impact on the Company’s financial condition, results of operation, or cash flows.

NOTE 4 — MINING PROPERTIES, LAND AND WATER RIGHTS

We currently have interests in two mining properties that are the primary focus of our operations.  The Mt. Hope Project is currently in the development stage and the Liberty Property is in the exploration and evaluation stage.  We also have certain other, non-core, mining properties that are being evaluated for future development or sale.

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

Pursuant to the terms of the lease, as amended, the underlying total royalty on production payable to MHMI, less certain deductions, is three and one-half percent for a molybdenum price up to $12 per pound, four and one-half percent for a molybdenum price up to $15 per pound, and five percent for a molybdenum price above $15 per pound (“Production Royalties”).  The LLC is subject to certain periodic payments as set forth in Note 11 “Commitments and Contingencies.”  Additionally, the LLC is obligated to pay Exxon Mineral Company a one percent net smelter royalty on all production.

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

In late 2013, the Company completed a Technical Report on the Mt. Hope Project using Canadian Instrument NI 43-101 guidelines, which provided data on the viability and expected economics of the project.  Based on the findings in the study, on a 100% basis, we reported 1.4 billion pounds of contained (1.2 billion pounds recoverable) molybdenum in proven and probable reserves.

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

Other Mining Properties.  We also have mining claims and land purchased prior to 2006 which consist in part of (a) approximately 107 acres of fee simple land in the Little Pine Creek area of Shoshone County, Idaho, (b) six patented mining claims known as the Chicago-London group, located near the town of Murray in Shoshone County, Idaho, and (c) 34 unpatented mining claims in Marion County, Oregon, known as the Detroit property.

Summary.  The following is a summary of mining properties, land and water rights at December 31, 2013 and 2012 (in thousands):

	At December 31, 2013	At December 31, 2012
Mt. Hope Project:
Development costs	$156,436	$120,829
Mineral, land and water rights	11,728	11,728
Advance Royalties	28,300	27,800
Total Mt. Hope Project	196,464	160,357
Total Liberty Property	9,706	9,721
Other Properties	81	889
Total	$206,251	$170,967

On June 26, 2009, the Company and Josephine Mining Corp. (“JMC”), a privately-owned Canadian company whose president is a related party to a member of the Company’s Board who retired at the end of 2013, entered into an Option to Purchase Agreement for the Company’s non-core Turner Gold property, a multi-metallic property located in Josephine County, Oregon.  JMC paid $2.2 million, of which $2.0 million was applied to the purchase price and has been recorded as a gain on sale of mining properties.  The remaining $0.2 million paid represents non-refundable fees paid in exchange for extending the due date of installment payments.  JMC made the required final payments on May 31, 2013 and November 29, 2013.  Ownership of the Turner Gold property transferred to JMC upon the final payment. The Company retained a production royalty of 1.5% of all net smelter returns on future production from the property.  The book value of the Company’s investment in the Turner Gold property was approximately $0.8 million.

On September 30, 2011, the Company and Russell Mining & Minerals, Inc. (“RMMI”), a privately-owned company whose president is a related party to one of the Company’s Board members who retired at the end of 2013, entered into an Option to Purchase Agreement for the Company’s non-core Detroit Copper property, a multi-metallic property located in Marion County, Oregon.  RMMI paid $0.1 million upon entering into the agreement.  The agreement required an additional $0.3 million installment payment on March 31, 2013.  RMMI did not make the second installment payment, and as such, the Option to Purchase Agreement has been terminated and the property will remain with the Company.  The $0.1 million payment was non-refundable and has been recorded as other income in the Company’s financial statements for 2013.

Development costs and Deposits on project property, plant and equipment

Development costs of $156.4 million include hydrology and drilling costs, expenditures to further the permitting process, capitalized salaries, project engineering costs, and other expenditures required to fully develop the Mt. Hope Project.  Deposits on project property, plant and equipment of $74.1 million represent ongoing progress payments on equipment orders for the custom-built grinding and milling equipment, related electric mill drives, and other processing equipment that require the longest lead times.

Restricted Cash held for Electricity Transmission

The LLC has paid $12.0 million into an escrow arrangement for electricity transmission services.  The amount represents security for a third party transmission contract that will provide power to the Mt. Hope Project, and is accounted for as restricted cash. In the event that electricity transmission is not delivered to the Mt. Hope Project commencing on December 1, 2014, the LLC will work with the provider to resell the available transmission or renegotiate an extension of the existing agreement.  To the extent that the transmission capacity cannot be resold or the agreement extended, the LLC will forfeit the $12.0 million over a five-year period according to a contractual monthly drawdown schedule.

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

In January 2013, the LLC commenced preliminary construction activities at the Mt. Hope Project resulting in additional disturbance at the property.  This has resulted in an increase to the reclamation liabilities recorded in the LLC’s financial statements.  The following table shows asset retirement obligations for future mine closure and reclamation costs in connection with the Mt. Hope Project and within the boundaries of the Plan of Operations (“PoO”):

At December 31, 2013 (in thousands)
At January 1, 2013	—
Additions	$1,112
Accretion	—
At December 31, 2013	1,112

The estimated future reclamation costs for the Mt. Hope Project have been discounted using a rate of 8%.  The total inflated and undiscounted estimated reclamation costs associated with current disturbance under the PoO at the Mt. Hope Project were $9.4 million at December 31, 2013.

The LLC is required by U.S. federal and state laws to provide financial assurance sufficient to allow a third party to implement approved closure and reclamation plans if the LLC is unable to do so.  The laws govern the determination of the scope and cost of the closure, and the amount and forms of financial assurance.  As of December 31, 2013, the LLC has provided the appropriate regulatory authorities with $73.4 million in reclamation financial guarantees through the posting of surety bonds for reclamation of the Mt. Hope Project as approved in the ROD.  As of December 31, 2013, we had $6.3 million in cash deposits associated with these bonds, which are accounted for as restricted cash and are unrelated to the inflated and undiscounted liability referenced above.

The LLC has a smaller liability at the Mt. Hope Project for disturbance which occurred outside the PoO boundaries.  The LLC has not discounted the reclamation liability incurred as the total amount is approximately $0.1 million.

The Company’s Liberty Property is currently in the exploration stage.  The Company has not discounted the reclamation liability incurred at the Liberty Property as the total liability is approximately $0.1 million.

	Mt. Hope Project outside the PoO boundary	Liberty
	(in thousands)
At January 1, 2013	$502	$125
Additions	—	—
Adjustments *	(421)	—
At December 31, 2013	$81	$125

*  Includes reduced / reclaimed disturbance, BLM rate changes, and transfer into the approved PoO.

NOTE 6 — COMMON STOCK UNITS, COMMON STOCK AND COMMON STOCK WARRANTS

Year ended December 31, 2013

During the year ended December 31, 2013, options representing 20,000 shares were exercised for cash in the amount of $0.1 million, options representing 250,000 shares were exercised in a cashless exchange resulting in the issuance of 46,165 shares and 361,992 shares of common stock were issued pursuant to stock awards.

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

The following is a summary of common stock warrant activity for each of the three years ended December 31, 2013:

	Number of Shares Under Warrants	Exercise Price
Balance at December 31, 2010	6,263,209	$ 3.66 to $5.00
Exercised for cash	(5,183,209)	3.66 to 3.75
Exercised in cashless exchange	(80,000)	3.75
Balance at December 31, 2011	1,000,000	$5.00
Issuance of new warrants	10,000,000	$4.23
Balance at December 31, 2012	11,000,000	$4.23 to 5.00
Expiration of warrants	(10,000,000)	$4.23
Balance at December 31, 2013	1,000,000	$5.00
Weighted average exercise price	$5.00

On October 26, 2012, the Company issued a warrant to Hanlong to purchase 10.0 million shares of the Company’s common stock in connection with the signing of the subordinated debt agreement at a price of $4.23 per share and had a value of $12.4 million.  In addition, the $12.4 million value placed on the warrant issued to Hanlong in connection with the Sub Debt Facility was considered a loan commitment fee.  These costs were to be amortized over the life of the Sub Debt Facility using the straight-line method from the date the loan agreement was effective.  The termination of the Sub Debt Facility in May 2013 resulted in a non-cash charge to the income statement in the amount of $11.5 million for the remaining unamortized value associated with the warrants.

All warrants outstanding at December 31, 2013 are exercisable at $5.00 per share once General Moly has received financing necessary for the commencement of commercial production at the Mt. Hope Project and will expire one year thereafter.

Pursuant to our Certificate of Incorporation, we are authorized to issue 200,000,000 shares of $0.001 par value common stock.  All shares have equal voting rights, are non-assessable and have one vote per share.  Voting rights are not cumulative and therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

NOTE 7 — PREFERRED STOCK

Pursuant to our Certificate of Incorporation we are authorized to issue 10,000,000 shares of $0.001 per share par value preferred stock.  The authorized but unissued shares of preferred stock may be issued in designated series from time to time by one or more resolutions adopted by the Board.  The Board has the authority to determine the preferences, limitations and relative rights of each series of preferred stock.  At December 31, 2013, and 2012, no shares of preferred stock were issued or outstanding.

NOTE 8 — EQUITY INCENTIVES

In 2006, the Board and shareholders of the Company approved the 2006 Equity Incentive Plan (“2006 Plan”) that replaced the 2003 Equity Incentive Plan (“2003 Plan”).  In May 2010, our shareholders approved an amendment to the 2006 Plan increasing the number of shares that may be issued under the plan by 4,500,000 shares to 9,600,000 shares.  The 2006 Plan authorizes the Board, or a committee of the Board, to issue or transfer up to an aggregate of 9,600,000 shares of common stock, of which 1,398,654 remain available for issuance as of December 31, 2013.  Awards under the 2006 Plan may include incentive stock options, non-statutory stock options, restricted stock units, restricted stock awards, and stock appreciation rights (“SARs”).  At the option of the Board, SARs may be settled with cash, shares, or a combination of cash and shares.  The Company settles the exercise of other stock-based compensation with newly issued common shares.

Stock-based compensation cost is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes option pricing model and is recognized as compensation ratably on a straight-line basis over the requisite vesting/service period.  As of December 31, 2013, there was $4.7 million of total unrecognized compensation cost related to share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.6 years.

Stock Options and Stock Appreciation Rights

All stock options and SARs are approved by the Board of Directors prior to or on the date of grant.  Stock options and SARs are granted at an exercise price equal to or greater than the Company’s closing stock price on the date of grant.  Both award types vest over a period of zero to three years with a contractual term of five years after vesting.  The Company estimates the fair value of stock options and SARs using the Black-Scholes valuation model.  Key inputs and assumptions used to estimate the fair value of stock options and SARs include the grant price of the award, expected option term, volatility of the Company’s stock, the risk-free rate and the Company’s dividend yield.  The following table presents the weighted-average assumptions used in the valuation and the resulting weighted-average fair value per option or SAR granted:

For the Year Ended December 31:	2013	2012	2011
Expected Life *	3.5 to 6.0 years	3.5 to 6.0 years	3.5 to 5.5 years
Interest Rate+	0.36% to 1.37%	0. 36% to 2.58%	0.39% to 2.84%
Volatility **+	62.04% to 87.82%	73.43% to 94.60%	86.39% to 95.57%
Dividend Yields	—	—	—
Weighted Average Fair Value of Stock Appreciation Rights Granted During the Year	$2.74	$3.72	$2.25

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

At December 31, 2013, the aggregate intrinsic value of outstanding and exercisable (fully vested) options and SARs was $0.2 million and had a weighted-average remaining contractual term of 2.0 years.  The total intrinsic value of options exercised during the years ended December 31, 2013, 2012 and 2011 was nil, $0.3 million, and $0.3 million, respectively.  The total intrinsic value of SARs exercised during the year ended December 31, 2013, 2012 and 2011 was nil, nil and $0.3 million, respectively.

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

The compensation expense recognized by the Company for Stock Awards is based on the closing market price of the Company’s common stock on the date of grant.  For the years ended December 31, 2013, 2012 and 2011 the weighted-average grant date fair value for Stock Awards was $1.82, $4.22, and $4.32, respectively.  The total fair value of stock awards vested during 2013 and 2012 is $0.9 million and $0.9 million, respectively.

Summary of Equity Incentive Awards

The following table summarizes activity under the Plans during the year ended December 31, 2013:

	Stock Options		SARs		Stock Awards
	Weighted Average Exercise Price	Number of Shares Under Option	Weighted Average Strike Price	Number of Shares Under Option	Weighted Average Grant Price	Number of Shares
Balance at January 1, 2013	$6.22	1,266,658	$3.29	1,639,631	$4.22	1,136,223
Awards Granted	—	—	1.15	485,806	1.82	1,516,013
Awards Exercised or Earned	2.75	(270,000)	—	—	3.75	(370,008)
Awards Forfeited	—	—	3.63	(15,620)	4.85	(1,338)
Awards Expired	6.36	(451,659)	4.28	(13,164)	—	—
Balance at December 31, 2013	$7.44	544,999	2.79	2,096,653	2.70	2,280,890

Exercisable at December 31, 2013	$7.83	394,999	2.06	571,745

A summary of the status of the non-vested awards as of December 31, 2013 and changes during the year ended December 31, 2013 is presented below.

	Stock Options		SARs		Stock Awards
	Weighted Average Fair Value	Number of Shares Under Option	Weighted Average Fair Value	Number of Shares Under Option	Weighted Average Fair Value	Number of Shares
Balance at January 1, 2013	$6.40	150,000	$3.95	1,131,841	$4.22	1,136,223
Awards Granted	—	—	1.15	485,806	1.82	1,516,013
Awards Vested or Earned	—	—	3.97	(77,119)	3.75	(370,008)
Awards Forfeited	—	—	3.63	(15,620)	4.85	(1,338)
Balance at December 31, 2013	$6.40	150,000	3.06	1,524,908	2.70	2,280,890

Compensation Cost Recognized and Capitalized Related to Equity Incentives

Summary of Compensation Cost Recognized and Capitalized related to Equity Incentives for the Year Ended December 31 (in thousands):	2013	2012	2011
Stock Options*	$—	$1	$(49)
SARs
Performance based	417	419	204
Vesting over time	146	257	574
Stock Awards:
Performance based*	810	309	(75)
Vesting over time	933	539	507
Board of Directors and Secretary	601	528	810
Total	$2,907	$2,053	$1,971
Included in:
Capitalized as Development	1,078	639	258
Expensed	1,829	1,414	1,713
	$2,907	$2,053	$1,971

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

NOTE 9 — CHANGES IN CONTINGENTLY REDEEMABLE NONCONTROLLING INTEREST (CRNCI)

	Activity for Year Ended
Changes CRNCI (Dollars in thousands)	December 31, 2013	December 31, 2012	December 31, 2011
Total CRNCI January 1, 2013, 2012, & 2011, respectively	$201,880	$98,073	$98,753
Plus: Capital Contributions Attributable to CRNCI	7,127	103,807	—
Less: Net Loss Attributable to CRNCI	—	—	(680)
Total CRNCI December 31, 2012, 2011, & 2010, respectively	$209,007	$201,880	$98,073

NOTE 10 — INCOME TAXES

At December 31, 2013 and 2012 we had deferred tax assets principally arising from the net operating loss carry forwards for income tax purposes multiplied by an expected rate of 35%. As management of the Company cannot determine that it is more likely than not that we will realize the benefit of the deferred tax assets, a valuation allowance equal to the net deferred tax asset has been established at December 31, 2013 and 2012. The significant components of the deferred tax asset at December 31, 2013 and 2012 were as follows (in thousands):

	December 31, 2013	December 31, 2012
Operating loss carry forward	$195,733	$181,936
Unamortized exploration expense	8,388	10,579
Fixed asset depreciation	(46)	(29)
Deductible stock based compensation	3,264	2,446
Other	220	241
Deductible temporary difference	$207,559	$195,173
Taxable temporary difference — Investment in Eureka Moly, LLC	$(109,699)	$(84,120)
Net deductible temporary difference	$97,860	$111,053
Deferred tax asset	$34,251	$38,869
Deferred tax asset valuation allowance	$(34,251)	$(38,869)
Net deferred tax asset	$—	$—

At December 31, 2013 and 2012 we had net operating loss carry forwards of approximately $195.7 million and $181.9 million, respectively, which expire in the years 2017 through 2033.  The change in the allowance account from December 31, 2012 to December 31, 2013 was $(4.6) million and the change between December 31, 2012 and December 31, 2011 was $5.9 million.

As of December 31, 2013 and 2012, the Company had no unrecognized tax benefits.  There was no change in the amount of unrecognized tax benefits as a result of tax positions taken during the year or in prior periods or due to settlements with taxing authorities or lapses of applicable statues of limitations.  The Company is open to federal and state tax audits until the applicable statutes of limitations expire.

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

The Lease Agreement requires a payment of 3% of certain construction capital costs, defined in the Lease Agreement as the Capital Construction Cost Estimate (the “Estimate”).  The Estimate payment is treated as an Advance Royalty payment under the Lease Agreement.  The LLC is obligated to pay a portion of the Estimate each time capital is raised for the Mt. Hope Project based on 3% of the expected capital to be used for those certain construction capital costs defined in the lease.  Through December 31, 2013, we have paid $23.1 million of the total Estimate.  A final reconciliation payment on the Estimate will be due following the commencement of commercial production, after as-built costs are definitively determined.  Based on the revised capital estimate discussed in Management’s Discussion & Analysis, and the current proposed timeline for the commencement of commercial production, the Company estimates that an additional $4.2 million will be due in 2016, which amount has been accrued as of December 31, 2013.  The capital estimates may be subject to escalation in the event the Company experiences delays in achieving full financing for the Mt. Hope Project.

The LLC is also obligated to make a minimum annual advance royalty payment (“Annual Advance Royalty”) of $0.5 million each October 19 for any year wherein commercial production has not been achieved or the MHMI Production Royalty (as hereinafter defined) is less than $0.5 million.  As commercial production is not anticipated to commence until mid-2016, the Company has accrued $1.0 million in Annual Advance Royalty payments which will be due in two $0.5 million installments in October 2014 and 2015, respectively.  An additional installment of $0.5 million was paid in October 2013.  The Estimate and the Annual Advance Royalty are collectively referred to as the “Advance Royalties.”  All Advance Royalties are credited against the MHMI Production Royalties once the mine has achieved commercial production.  After the mine begins production, the LLC estimates that the MHMI Production Royalties will be in excess of the Annual Advance Royalties for the life of the Mt. Hope Project and, further, the Estimate will be credited against MHMI Production Royalties owed at the rate of 50% of MHMI Production Royalties on an annual basis until fully consumed.  Assuming a $15 molybdenum price, the Annual Advance Royalties are consumed within the first three years of commercial production.

Deposits on project property, plant and equipment

At December 31, 2013, we have active orders with varying stages of fabrication on milling process equipment comprised of two 230kV primary transformers and substation, a primary crusher, a semi-autogenous mill, two ball mills, and various motors for the mills.  In late 2012 and early 2013, the LLC made additional commitments for wellfield materials and equipment, and placed purchase orders for long-lead milling process equipment including the commitments for the engineering portion of flotation cells and roaster equipment.

The following table sets forth the LLC’s cash commitments under mining and milling equipment contracts (collectively, “Purchase Contracts”) at December 31, 2013 (in millions):

Year	As of December 31, 2013 *
2014	$2.6
2015	12.8
Total	$15.4

*  All amounts are commitments of the LLC, and are to be funded 80% by Nevada Moly and 20% by POS-Minerals.

Equipment and Supply Procurement

Through December 31, 2013, the LLC has made deposits and/or final payments of $74.1 million on equipment orders, has spent approximately $177.3 million for the development of the Mt. Hope Project and has paid $12.0 million into an escrow arrangement for electricity transmission services, for a total Mt. Hope Project inception-to-date spend of $263.4 million.

In 2012, the LLC issued a firm purchase order for eighteen haul trucks.  The order provides for delivery of those haul trucks required to perform initial mine development, which will begin several months prior to commercial production.  Non-refundable down-payments of $1.2 million were made in 2012, with pricing subject to escalation as the trucks were not delivered prior to December 31, 2013.  During the third quarter of 2013, the LLC renegotiated the timelines for truck delivery, accepting a 3% price increase and delaying deliveries into late 2014.  The contract is cancellable with no further liability to the LLC.

Also in 2012, the LLC issued a firm purchase order for four mine production drills with a non-refundable down-payment of $0.4 million, and pricing was subject to escalation if the drills were not delivered by the end of 2013.  In June of 2013, the LLC signed a change order which delayed delivery into the second half of 2014 and triggered a $0.2 million price increase.  The contract remains cancellable with no further liability to the LLC.

On June 30, 2012, the LLC’s contract to purchase two electric shovels expired.  On July 11, 2012, we signed a letter of intent with the same vendor providing for the opportunity to purchase the electric shovels at prices consistent with the expired contract, less a special discount in the amount of $3.4 million to provide credit to the LLC for amounts paid as deposits under the expired contract.  The letter of intent provides that equipment pricing will remain subject to inflation indexes and guarantees production slots to ensure that the equipment is available when required by the LLC.  In October 2013, the parties agreed to extend the letter of intent through June 30, 2014.

Obligations under capital and operating leases

We have contractual obligations operating leases that will require a total of $0.3 million in payments over the next three years.  Operating leases consist primarily of rents on office facilities and office equipment.  Our expected payments are $0.2 million, $0.1 million and nil for the years ended December 31, 2014, 2015, and 2016, respectively.

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

The Trust may be funded by the LLC over several years based on the achievement of certain milestones, which are considered probable, and as such $4.0 million has been accrued in the Company’s December 31, 2013, financial statements and is included in mining properties, land, and water rights.

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

On November 16, 2012, the BLM issued its ROD authorizing development of the Mt. Hope Project.  The ROD approves the PoO for construction and operation of the mining and processing facilities and also grants the Rights-of-Way for a 230kV power transmission line, discussed below.  Monitoring and mitigation measures identified in the ROD developed in collaboration with the regulatory agencies involved throughout the permitting process will avoid, minimize, and mitigate environmental impacts, and reflect the Company’s commitment to operate the Mt. Hope Project to the highest environmental standards.

On February 15, 2013, Great Basin Resource Watch and the Western Shoshone Defense Project (“Plaintiffs”) filed a Complaint against the U.S. Department of the Interior and the BLM in the U.S. District Court, District of Nevada, seeking relief under the National Environmental Policy Act (“NEPA”) and other federal laws challenging the BLM’s issuance of the ROD for the Mt. Hope Project, and on February 20, 2013 filed a Motion for Preliminary Injunction.  The Court allowed the LLC to intervene on the matter.

On August 22, 2013, the Court denied, without prejudice, the Motion for Preliminary Injunction based on the parties’ Joint Stipulation to Continue Preliminary Injunction Oral Argument, which advised the Court that as a result of current economic conditions, including the Company’s ongoing financing efforts, all major ground disturbing activities had ceased at the Mt. Hope Project.  The Court’s “without prejudice” ruling means that upon the Company’s decision to recommence significant ground-disturbing activities which were approved by the ROD, sixty days advance notice will be provided to Plaintiffs, or if Plaintiffs believe the scope of minor ongoing approved site activities exceeds the stipulated agreement, then Plaintiffs may elect to re-file their Motion for Preliminary Injunction at that time.  The parties and the Court have agreed to address the Plaintiffs’ claims under the pending Complaint based on the administrative record and the parties’ motion for summary judgment briefing on the merits.  Briefing by the parties and probable oral argument is anticipated to be completed in the second quarter of 2014.

The Mt. Hope Project underwent exhaustive environmental analysis and review that lasted more than 6 years.  The process to complete the final Environmental Impact Statement (“EIS”) included extensive public and cooperating agency input (including the BLM, the National Park Service, the U.S. Environmental Protection Agency, the Nevada Division of Wildlife and the County of Eureka).  The Company supports the work completed by the BLM and believes that the ROD complies will all federal statutes and rules, and is very robust and defensible.

Water Rights Considerations

The Nevada State Engineer (“State Engineer”) has issued all water permits for the Mt. Hope Project.  Eureka County, Nevada and two other parties comprised of three individual water rights holders in Diamond Valley and one in Kobeh Valley filed an appeal in July 2012 to the Nevada Supreme Court challenging the granting of water permits by the State Engineer.  On June 26, 2013, the appeal was consolidated with a similar appeal of the State Engineer’s approval of the LLC’s Monitoring, Management and Mitigation Plan (“3M Plan”), discussed below, and remains pending before the Nevada Supreme Court.

Two individual water rights holders appealed the State Engineer’s approval of the Company’s 3M Plan to the Nevada State District Court (“District Court”).  Following oral argument on April 15, 2013, the District Court denied the Petition for Judicial Review of the 3M Plan and issued its Written Order on May 17, 2013.  Thereafter, Petitioners filed an appeal on May 20, 2013 of the District’s Court Order to the Nevada Supreme Court, which, as discussed above, has been consolidated with the appeal of the water permits.

We remain confident the Nevada Supreme Court will uphold the District Court’s Orders regarding the 3M Plan and the water permits.  We expect the Court to set the date for oral argument for the second quarter of 2014, before the full panel of Justices.

Notwithstanding the above, subject to the ongoing Nevada Supreme Court consolidated appeal, the Company’s water permits have been granted and the water remains available to the Company, as described above, for use at the Mt. Hope Project.

NOTE 12 — UNAUDITED SUPPLEMENTARY DATA

The following is a summary of selected quarterly financial information (unaudited):

Year Ended December 31, 2013 (in thousands, except per share amounts)	Q1	Q2	Q3	Q4
Loss from operations	$(2,639)	$(2,569)	$(1,795)	$(2,754)
Other (expense)/income	(361)	(11,732)	4,352	1,194
Consolidated net loss	(3,000)	(14,301)	2,557	(1,560)
Basic net income/(loss) per share	(0.03)	(0.16)	0.03	(0.02)
Diluted net income/(loss) per share	$(0.03)	$(0.16)	$0.03	$(0.02)

Year Ended December 31, 2012
Loss from operations	$(3,093)	$(2,613)	$(2,063)	$(3,610)
Other income/(expense)	(64)	(64)	(61)	1,650
Consolidated net loss	(3,157)	(2,677)	(2,126)	(1,960)
Basic and diluted net loss per share	$(0.03)	$(0.03)	$(0.02)	$(0.03)

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

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management conducted its evaluation of the effectiveness of the Company’s internal controls over financial reporting based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework in 1992.  Based on this evaluation, management concluded that, at December 31, 2013, the Company’s internal control over financial reporting was effective.

The effectiveness of the Company’s assessment of internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

ITEM 9B.      OTHER INFORMATION

None.

PART III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding directors and executive officers of registrant is presented under the heading “Directors and Executive Officers” in our definitive proxy statement for use in connection with the 2014 Annual Meeting of Stockholders (“2014 Proxy Statement”) to be filed within 120 days after our fiscal year ended December 31, 2013, and is incorporated herein by this reference thereto.

Information regarding Section 16(a) beneficial ownership reporting compliance report is presented under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2014 Proxy Statement, and is incorporated herein by this reference thereto.  Information regarding our code of ethics is presented under the heading “Code of Business Conduct and Ethics” in our 2014 Proxy Statement, and is incorporated herein by reference thereto.  Information regarding our Audit Committee, Compensation Committee, Finance Committee, Technical Committee and our Nominating Committee is presented under the heading

“The Board of Directors, Board Committees and Director Independence” in our 2014 Proxy Statement, and is incorporated herein by reference thereto.

ITEM 11.       EXECUTIVE COMPENSATION

Information regarding executive compensation is presented under the heading “Executive Compensation” in our 2014 Proxy Statement, and is incorporated herein by this reference thereto.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding certain information with respect to our equity compensation plans as of December 31, 2013 is set forth under the heading “Equity Compensation Plan Information” in our 2014 Proxy Statement, and is incorporated herein by this reference thereto.

Information regarding security ownership of certain beneficial owners and management is set forth under the heading “Voting Securities and Principal Holders” in our 2014 Proxy Statement, and is incorporated herein by this reference thereto.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions is presented under the heading “Certain Relationships and Related Transactions” in our 2014 Proxy Statement, and is incorporated herein by this reference thereto.

ITEM 14.       PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding principal accounting fees and services is presented under the headings “Audit Fees”, “Audit-Related Fees”, “Tax Fees”, and “All Other Fees” in our 2014 Proxy Statement, and is incorporated herein by this reference thereto.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1)                                 Financial Statements

See the Index to Consolidated Financial Statements included on page 50 for a list of the financial statements included in this Form 10-K.

(2)                                 Financial Statement Schedules

Financial statement schedules are omitted because they are not required or are not applicable.

(3)                                 Exhibits

Exhibit Number	Description

3.1†	Certificate of Incorporation (Filed as Exhibit 3.1 to our Current Report on Form 8-K filed on October 5, 2007.)

3.2†	Certificate of Designation of Series A Junior Participating Preferred Stock (Filed as Exhibit 3.1 to our Current Report on Form 8-K filed on March 5, 2010.)

3.3†	Amended and Restated Bylaws (Filed as Exhibit 3.2 to our Current Report on Form 8-K filed on March 5, 2010.)

10.1†	Lease Agreement, dated October 17, 2005, between the Company and Mount Hope Mines, Inc. (Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on January 23, 2006.)

10.2†	Modification to Mount Hope Mines Lease Agreement, dated January 26, 2006 (Filed as Exhibit 10.11 to our Annual Report on Form 10-KSB filed on March 31, 2006.)

Exhibit Number	Description
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

10.9†+

First Amendment to Amended and Restated Employment Agreement, dated as of September 6, 2013, between the Company and Bruce D. Hansen (Filed as Exhibit 10.01 to our Quarterly Report on Form 10-Q filed on November 4, 2013.)

10.10†+

Salary Reduction and Stay Incentive Agreement, dated as of September 6, 2013, between the Company and Bruce D. Hansen (Filed as Exhibit 10.021 to our Quarterly Report on Form 10-Q filed on November 4, 2013.)

10.11†+	Amended and Restated Employment Agreement, dated January 1, 2012, between the Company and David Chaput (Filed as Exhibit 10.9 to our Annual Report on Form 10-K filed on March 1, 2012.)

10.12†+

First Amendment to Amended and Restated Employment Agreement, dated as of September 6, 2013, between the Company and David A. Chaput (Filed as Exhibit 10.03 to our Quarterly Report on Form 10-Q filed on November 4, 2013.)

10.13†+

Salary Reduction and Stay Incentive Agreement, dated as of September 6, 2013, between the Company and David A. Chaput (Filed as Exhibit 10.04 to our Quarterly Report on Form 10-Q filed on November 4, 2013.)

10.14†+	Form of Indemnification Agreement (Filed as Exhibit 10.18 to our Current Report on Form 8-K filed on October 5, 2007.)

10.15†+	General Moly, Inc. 2006 Equity Incentive Plan, as Amended and Restated (Filed as Exhibit 10.1 to our Registration Statement on Form S-8 filed on May 21, 2010.)

10.16†+	Form of Stock Option Grant Notice and Agreement under 2006 Equity Incentive Plan of the Company (Filed as Exhibit 10.13 to our Annual Report on Form 10-KSB filed on April 3, 2007.)

10.17†+	Form of Restricted Stock Agreement under 2006 Equity Incentive Plan of the Company (Filed as Exhibit 10.14 to our Annual Report on Form 10-KSB filed on April 3, 2007.)

10.18†+	Form of Non-Employee Option Award Agreement (Filed as Exhibit 99.1 to our Registration Statement on Form S-8 filed on January 12, 2007.)

10.19†+	Form of Employee Stock Option Agreement (Filed as Exhibit 99.2 to our Registration Statement on Form S-8
filed on January 12, 2007.)

10.20†+	Form of Stock Appreciation Right Grant Notice and Agreement under the Company’s 2006 Equity Incentive Plan (Filed as Exhibit 10.3 to our Current Report on Form 8-K filed on March 5, 2009.)

10.21†+	Form of Restricted Stock Unit Agreement under 2006 Equity Incentive Plan of the Company (Filed as Exhibit 10.4

Exhibit Number	Description
to our Quarterly Report on Form 10-Q Filed on October 29, 2010.)

10.22†*	Molybdenum Supply Agreement between General Moly and ArcelorMittal Purchasing SAS, dated as of December 28, 2007 (Filed as Exhibit 10.19 to our Annual Report on Form 10-KSB filed on March 31, 2008.)

10.23†*

Extension Molybdenum Supply Agreement, dated as of April 16, 2010, by and between the Company and ArcelorMittal S.A. (Filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on July 30, 2010.)

10.24†

Contribution Agreement between Nevada Moly, LLC, a wholly-owned subsidiary of the Company, Eureka Moly, LLC, and POS-Minerals Corporation (Filed as Exhibit 10.20 to our Quarterly Report on Form 10-Q filed on May 7, 2008.)

10.25†	Amended and Restated Limited Liability Company Agreement of Eureka Moly, LLC (Filed as Exhibit 10.20 to our Quarterly Report on Form 10-Q filed on May 7, 2008.)

10.26†

Amendment No. 1 to Limited Liability Company Agreement of Eureka Moly, LLC, dated as of October 28, 2008, between Nevada Moly, LLC and POS-Minerals Corporation (Filed as Exhibit 10.27 to our Annual Report on Form 10-K filed on February 27, 2009.)

10.27†

Amendment No. 2 to Limited Liability Company Agreement of Eureka Moly, LLC, dated as of January 20, 2010, between Nevada Moly, LLC and POS-Minerals Corporation (Filed as Exhibit 10.3 to our Current Report on Form 8-K filed on January 25, 2010.)

10.28†	Third Installment Election, dated as of March 3, 2010, between Nevada Moly, LLC and POS-Minerals Corporation (filed as Exhibit 10.4 to our Current Report on Form 8-K filed on March 5, 2010.)

10.29†

Guarantee and Indemnity Agreement, dated February 26, 2008, by POSCO Canada Ltd., in favor of Nevada Moly, LLC and the Company (Filed as Exhibit 10.20 to our Quarterly Report on Form 10-Q filed on May 7, 2008.)

10.30†*	Molybdenum Supply Agreement between the Company and SeAH Besteel Corporation, dated as of May 14, 2008 (Filed as Exhibit 10.25 to our Quarterly Report on Form 10-Q filed on August 4, 2008.)

10.31†*	Molybdenum Supply Agreement between the Company and Sojitz Corporation, dated as of August 8, 2008 (Filed as Exhibit 10.26 to our Quarterly Report on Form 10-Q filed on November 3, 2008.)

10.32†+	Employment Agreement, dated as of December 27, 2012, between the Company and Robert I. Pennington (Filed as Exhibit 10.28 to our Annual Report on Form 10-K filed on March 8, 2013.)

10.33†+

First Amendment to Amended and Restated Employment Agreement, dated as of September 6, 2013, between the Company and Robert I. Pennington (Filed as Exhibit 10.05 to our Quarterly Report on Form 10-Q filed on November 4, 2013.)

10.34†+

Salary Reduction and Stay Incentive Agreement, dated as of September 6, 2013, between the Company and Robert I. Pennington (Filed as Exhibit 10.06 to our Quarterly Report on Form 10-Q filed on November 4, 2013.)

10.35†+	Employment Agreement, dated November 6, 2007, between the Company and Lee M. Shumway (Filed as Exhibit 10.49 to our Annual Report on Form 10-K filed on March 5, 2010.)

10.36†+	Change of Control Severance Agreement, dated effective as of January 1, 2012, between the Company and Lee M. Shumway (Filed as Exhibit 10.40 to our Annual Report on Form 10-K filed on March 1, 2012.)

10.37†+	Stay Incentive Agreement, dated as of September 6, 2013, between the Company and Lee M. Shumway (Filed as Exhibit 10.09 to our Quarterly Report on Form 10-Q filed on November 4, 2013.)

10.38†+

First Amendment to Change of Control Severance, Confidentiality and Non-Solicitation Agreement, dated as of September 6, 2013, between the Company and Lee M. Shumway (Filed as Exhibit 10.10 to our Quarterly Report on Form 10-Q filed on November 4, 2013.)

Exhibit Number	Description

10.39†	Securities Purchase Agreement between the Company and Hanlong (USA) Mining Investment, Inc. dated March 4, 2010 (Filed as Annex B to our Definitive Proxy Statement filed on April 6, 2010.)

10.40†

Amendment No. 1 to Securities Purchase Agreement dated July 30, 2010, between General Moly, Inc. and Hanlong (USA) Mining Investment, Inc. (Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on October 29, 2010.)

10.41†

Amendment No. 2 to Securities Purchase Agreement dated October 26, 2010, between General Moly, Inc. and Hanlong (USA) Mining Investment, Inc. (Filed as Exhibit 10.3 to our Registration Statement on Form S-3 filed on November 23, 2010.)

10.42†

Amendment No. 3 to Securities Purchase Agreement dated December 20, 2010, between General Moly, Inc. and Hanlong (USA) Mining Investment, Inc. (Filed as Exhibit 7(e) to Hanlong (USA) Mining Investment, Inc.’s Schedule 13D filed on December 30, 2010.)

10.43†

Amendment No. 4 to Securities Purchase Agreement dated July 7, 2011, between General Moly, Inc. and Hanlong (USA) Mining Investment, Inc. (Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on

July 13, 2011.)

10.44†

Amendment No. 5 and Notice Pursuant to Securities Purchase Agreement dated June 14, 2012, by and between General Moly, Inc. and Hanlong (USA) Mining Investment, Inc. (Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on June 15, 2012.)

10.45†

Option Agreement with respect to Securities Purchase Agreement dated January 9, 2012, between General Moly, Inc. and Hanlong (USA) Mining Investment, Inc. (Filed as Exhibit 10.46 to our Annual Report on Fromm 10-K filed on March 1, 2012.)

10.46†

Stockholder Agreement dated December 20, 2010, between General Moly, Inc. and Hanlong (USA) Mining Investment, Inc. (Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on December 21, 2010.)

10.47†

Amendment No. 1 to Stockholder Agreement dated as of October 26, 2012, by and between General Moly, Inc. and Hanlong (USA) Mining Investment, Inc. (Filed as Exhibit 10.3 to our Current Report on Form 8-K filed on October 31, 2012.)

10.48†	Common Stock Purchase Warrant dated April 16, 2010, issued to CCM Qualified Master Fund, Ltd. (Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on April 19, 2010.)

10.49†	Common Stock Purchase Warrant dated April 16, 2010, issued to Coghill Capital Management, LLC. (Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on April 19, 2010.)

10.50†

Agreement to Reprice and Exercise Warrants between the Company and CCM Master Qualified Fund, Ltd. Dated December 21, 2010 (Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on January 5, 2011.)

10.51†

Agreement to Reprice and Exercise Warrants between the Company and CCM Special Holdings Fund, LP. Dated December 21, 2010 (Filed as Exhibit 10.2 to our Current Report on Form 8-K filed on January 5, 2011.)

10.52†	Cooperation Agreement dated August 10, 2010, between Eureka Moly, LLC and the Eureka Producers Cooperative (Filed as Exhibit 10.1 to our Current Report on Form 8-K/A filed on August 26, 2010.)

10.53†	Employment Offer Letter dated August 17, 2010, between General Moly, Inc. and Robert Scott Roswell (Filed as Exhibit 10.60 to our Annual Report on Form 10-K filed on March 2, 2011.)

10.54†+	Change of Control Severance Agreement dated January 1, 2012, between General Moly, Inc. and Robert Scott Roswell (Filed as Exhibit 10.60 to our Annual Report on Form 10-K filed on March 1, 2012.)

Exhibit Number	Description
10.55†+	Stay Incentive Agreement, dated as of September 6, 2013, between the Company and R. Scott Roswell (Filed as Exhibit 10.07 to our Quarterly Report on Form 10-Q filed on November 4, 2013.)

10.56†+

First Amendment to Change of Control Severance, Confidentiality and Non-Solicitation Agreement, dated as of September 6, 2013, between the Company and R. Scott Roswell (Filed as Exhibit 10.08 to our Quarterly Report on Form 10-Q filed on November 4, 2013.)

10.57†+	Form of Restricted Stock Unit Agreement for the Company’s 2006 Equity Incentive Plan (performance-based vesting) (Filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on May 2, 2011.)

10.58†+	Form of Restricted Stock Unit Agreement for the Company’s 2006 Equity Incentive Plan (tome-based vesting) (Filed as Exhibit 10.7 to our Quarterly Report on Form 10-Q filed on May 2, 2011.)

10.59†+	Form of Stock Appreciation Rights Grant Notice for the Company’s 2006 Equity Incentive Plan (Filed as Exhibit 10.8 to our Quarterly Report on Form 10-Q filed on May 2, 2011.)

21.1	Subsidiaries of General Moly, Inc. (Filed herewith)

23.1	Consent of PricewaterhouseCoopers LLP (Filed herewith)

31.1	Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a) (Filed herewith)

31.2	Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a) (Filed herewith)

32.1	Certification of CEO pursuant to Section 1350 (Furnished herewith)

32.2	Certification of CFO pursuant to Section 1350 (Furnished herewith)

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

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Lakewood, Colorado on March 13, 2014.

GENERAL MOLY, INC.

By:	/s/ Bruce D. Hansen
Name:	Bruce D. Hansen
Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Exchange Act, this report has been signed below on March 13, 2014 by the following persons, on behalf of the Registrant, and in the capacities indicated.

/s/ Bruce D. Hansen	Chief Executive Officer and Director
Bruce D. Hansen	(Principal Executive Officer)

/s/ David A. Chaput	Chief Financial Officer
David A. Chaput	(Principal Financial Officer)

/s/ Lee M. Shumway	Controller and Treasurer
Lee M. Shumway	(Principal Accounting Officer)

/s/ Patrick M. James	Chairman of the Board
Patrick M. James

/s/ Ricardo M. Campoy	Director
Ricardo M. Campoy

/s/ Mark A. Lettes	Director
Mark A. Lettes

/s/ Gary A. Loving	Director
Gary A. Loving

/s/ Gregory P. Raih	Director
Gregory P. Raih

/s/ Nelson F. Chen	Director
Nelson F. Chen