Form 10-Q
period 2014-06-30
General Moly, Inc
filed 2014-08-04
CIK 1275229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of shares outstanding of issuer’s common stock as of July 30, 2014, was 91,876,527.

PART I - FINANCIAL INFORMATION

ITEM 1.                                                FINANCIAL STATEMENTS

GENERAL MOLY, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	June 30, 2014 (Unaudited)	December 31, 2013
ASSETS:
CURRENT ASSETS
Cash and cash equivalents	$12,242	$21,685
Deposits, prepaid expenses and other current assets	543	625
Total Current Assets	12,785	22,310
Mining properties, land and water rights	212,123	206,251
Deposits on project property, plant and equipment	74,132	74,108
Restricted cash held at EMLLC	36,000	36,000
Restricted cash held for electricity transmission	12,021	12,020
Restricted cash held for reclamation bonds	6,349	6,332
Non-mining property and equipment, net	594	669
Other assets	2,994	2,994
TOTAL ASSETS	$356,998	$360,684
LIABILITIES, CRNCI, AND EQUITY:
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$4,466	$4,691
Accrued advance royalties	500	500
Accrued payments to Agricultural Sustainability Trust	2,000	2,000
Current portion of long term debt	200	263
Total Current Liabilities	7,166	7,454
Provision for post closure reclamation and remediation costs	1,045	1,318
Accrued advance royalties	5,200	4,700
Accrued payments to Agricultural Sustainability Trust	2,000	2,000
Long term debt, net of current portion	473	538
Other accrued liabilities	875	875
Total Liabilities	16,759	16,885

COMMITMENTS AND CONTINGENCIES

CONTINGENTLY REDEEMABLE NONCONTROLLING INTEREST (“CRNCI”)	209,151	209,007

EQUITY
Common stock, $0.001 par value; 200,000,000 shares authorized, 91,876,527 and 91,761,249 shares issued and outstanding, respectively	92	92
Additional paid-in capital	275,339	273,857
Accumulated deficit before exploration stage	(213)	(213)
Accumulated deficit during exploration and development stage	(144,130)	(138,944)
Total Equity	131,088	134,792
TOTAL LIABILITIES, CRNCI, AND EQUITY	$356,998	$360,684

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOLY, INC. (“GMI”)
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited — In thousands, except per share amounts)

	Three Months Ended		Six Months Ended		January 1, 2002 (Inception of Exploration
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013	Stage) to June 30, 2014
REVENUES	$—	$—	$—	$—	$—
OPERATING EXPENSES:
Exploration and evaluation	986	217	1,120	334	42,371
General and administrative expense	1,841	2,352	4,066	4,874	93,426
Write-downs of development and deposits	—	—	—	—	8,819
TOTAL OPERATING EXPENSES	2,827	2,569	5,186	5,208	144,616
LOSS FROM OPERATIONS	(2,827)	(2,569)	(5,186)	(5,208)	(144,616)
OTHER INCOME / (EXPENSE):
Interest and dividend income	—	—	—	1	4,070
Interest expense	—	(260)	—	(721)	(1,715)
Realized gain from sale of mining properties	—	—	—	100	3,292
Write off of loan commitment fees (warrant)	—	(11,472)	—	(11,472)	(11,472)
Gain on forgiveness of debt (interest on bridge loan)	—	—	—	—	804
Constructive receipt of break fee	—	—	—	—	10,000
Write-off of debt issuance costs	—	—	—	—	(6,420)
TOTAL OTHER (EXPENSE) / INCOME , NET	—	(11,732)	—	(12,092)	(1,441)
LOSS BEFORE INCOME TAXES	(2,827)	(14,301)	(5,186)	(17,300)	(146,057)
Income Taxes	—	—	—	—	—
CONSOLIDATED NET LOSS	$(2,827)	$(14,301)	$(5,186)	$(17,300)	$(146,057)
Less: Net loss attributable to CRNCI	—	—	—	—	1,927
NET LOSS ATTRIBUTABLE TO GMI	$(2,827)	$(14,301)	$(5,186)	$(17,300)	$(144,130)
Basic and diluted net loss attributable to GMI per share of common stock	$(0.03)	$(0.16)	$(0.06)	$(0.19)
Weighted average number of shares outstanding — basic and diluted	91,873	91,547	91,868	91,538

COMPREHENSIVE LOSS	$(2,827)	$(14,301)	$(5,186)	$(17,300)	$(144,130)

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOLY, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited — In thousands)

	Six Months Ended		January 1, 2002 (Inception of Exploration Stage) to
	June 30, 2014	June 30, 2013	June 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated Net Loss	$(5,186)	$(17,300)	$(146,057)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	146	196	2,441
Interest expense	—	721	1,715
Stock-based compensation for employees and directors	1,023	1,113	21,078
Decrease (increase) in deposits, prepaid expenses and other	82	(655)	(451)
Increase (decrease) in accounts payable and accrued liabilities	327	(6,676)	(18,715)
(Increase) in restricted cash held for electricity transmission	(1)	(4)	(12,021)
(Decrease) increase in post closure reclamation and remediation costs	(273)	1,102	836
Realized gain related to sale of mining properties	—	(100)	(3,292)
Write off of loan commitment fees (warrant)	—	11,472	11,472
Gain on forgiveness of debt (interest on bridge loan)	—	—	(804)
Constructive receipt of break fee	—	—	(10,000)
Write-off of debt issuance costs	—	—	6,420
Write downs of development and deposits	—	—	8,819
Services and expenses paid with common stock	—	—	1,990
Warrant repricing	—	—	965
Net cash used by operating activities	(3,882)	(10,131)	(135,604)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase and development of mining properties, land and water rights	(4,980)	(27,472)	(181,844)
Deposits on property, plant and equipment	(576)	(2,266)	(74,330)
Proceeds from option to purchase agreement	—	400	4,100
(Increase) in restricted cash held for reclamation bonds	(17)	—	(5,858)
(Increase) in restricted cash - EMLLC	—	—	(36,000)
Cash provided by sale of marketable securities	—	—	109
Net cash used by investing activities	(5,573)	(29,338)	(293,823)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash proceeds from POS-Minerals Corporation	144	6,655	211,078
Net (decrease) in leased assets, net	(128)	(148)	(388)
Stock proceeds, net of issuance costs, and restricted stock net share settlement	(4)	49	228,347
(Increase) in capitalized debt issuance costs	—	(702)	(4,420)
Proceeds from debt	—	—	10,000
Cash paid to POS-Minerals Corporation for purchase price adjustment	—	—	(2,994)
Net cash provided by financing activities	12	5,854	441,623
Net (decrease) increase in cash and cash equivalents	(9,443)	(33,615)	12,196
Cash and cash equivalents, beginning of period	21,685	68,331	46
Cash and cash equivalents, end of period	$12,242	$34,716	$12,242
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Equity compensation capitalized as development	$463	$460	$8,638
Change in accrued portion of deposits on property, plant and equipment	(552)	884	(552)
Installment purchase of equipment and land	—	191	139
Accrued portion of advance royalties	500	500	5,700
Accrued payments to the Agricultural Sustainability Trust	—	—	4,000
Post closure reclamation and remediation costs, reclamation bond, and accounts payable assumed in an acquisition	—	—	754
Common stock and warrants issued for property and equipment	—	—	1,586

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

We are also conducting exploration and evaluation activities on our Liberty molybdenum and copper project (“Liberty Project”) in Nye County, Nevada.  On April 8, 2014, we announced the initiation of a National Instrument 43-101 Standards of Disclosure for Mineral Projects of the Canadian Securities Administration (“NI 43-101”) compliant Preliminary Economic Assessment (“PEA”) on a starter pit project at the Liberty Project.  On July 7, 2014, the Company announced the elevation of the PEA to a Pre-Feasibility Study (“PFS”) prepared in accordance with NI 43-101.  On July 24, 2014, the Company announced the completion of the updated PFS.  This PFS estimates production, capital, operating cost, and economic analysis for this more capital efficient project when compared to earlier studies.  A technical report prepared in compliance with NI 43-101 was filed on July 30, 2014.

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

In addition, as commercial production at the Mt. Hope Project was not achieved by December 31, 2011, the LLC will be required to return to POS-Minerals $36.0 million of its capital contributions, with no corresponding reduction in POS-Minerals’ ownership percentage.  This return of contributions payment is contingent upon the commencement of commercial production, as defined in the LLC Agreement, and will be due 20 days thereafter.  Based on our current plan, subject to availability of full financing for construction of the Mt. Hope Project, we anticipate commercial production will be achieved following a 20 — 24 month construction period.  Nevada Moly is obligated under the terms of the LLC Agreement to make capital contributions to the LLC to fund the return of contributions to POS-Minerals upon achievement of commercial production (i.e. when the contingency is resolved).  If Nevada Moly does not fund its additional capital contribution in order for the LLC to return to POS-Minerals $36.0 million of its total capital contributions, POS-Minerals has an election to either make a secured loan to the LLC to fund the return of contributions, or receive an additional interest in the LLC of approximately 5%.  In the latter case, Nevada Moly’s interest in the LLC is subject to dilution by a percentage equal to the ratio of 1.5 times the amount of the unpaid return of contributions over the aggregate amount of deemed capital contributions (as determined under the LLC Agreement) of both parties to the LLC (“Dilution Formula”).  At June 30, 2014, the aggregate amount of deemed capital contributions of both parties was $1,070.0 million.

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

Beginning in November 2012, the Company and POS-Minerals began making monthly pro rata capital contributions to the LLC to fund costs incurred as required by the LLC Agreement.  The interest of a party in the LLC that does not make its monthly pro rata capital contributions to fund costs incurred is subject to dilution based on the Dilution Formula.  The Company and POS-Minerals consented, effective July 1, 2013, to Nevada Moly accepting financial responsibility for POS-Minerals’ 20% interest in costs related to Nevada Moly’s compensation and reimbursement as Manager of the LLC, and certain owners’ costs associated with Nevada Moly’s ongoing progress to complete project financing for its 80% interest, resulting in $2.8 million paid by Nevada Moly on behalf of POS-Minerals during the term of the consensual agreement, which ended on June 30, 2014.  Effective July 1, 2014, POS-Minerals is once again obligated to contribute its 20% interest in all costs incurred by the LLC.  Subject to the terms above, all required monthly contributions have been made by both parties.

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

As a result of Hanlong’s failure to timely procure the Term Loan as required by the Purchase Agreement, in August 2013, the Company terminated certain agreements it had in place with Hanlong.  In addition, as a result of the failure to procure the Term Loan, Hanlong was obligated to pay the Company a break fee of $10.0 million.  The Company and Hanlong agreed to offset the break fee against the repayment of the $10.0 million Bridge Loan.  The outstanding balance of the Bridge Loan and related accrued interest were recorded on the income statement as constructive receipt of break fee for $10.0 million and forgiveness of debt of bridge loan interest for $0.8 million.  Concurrently, the Company wrote off $6.4 million of debt issuance costs, as those costs were related to Hanlong’s obligation to procure the Term Loan to construct the Mt. Hope Project, and that obligation was released upon termination of the Purchase Agreement.

In connection with the termination of the Hanlong agreements, most of the provisions of the Stockholder Agreement were also terminated.  Under the continuing provisions of the Stockholder Agreement, Hanlong’s right to designate one nominee to the Board continues until such time that Hanlong’s ownership percentage falls below 10%.  As of June 30, 2014, Hanlong owns approximately 13% of our outstanding common stock.  In June, 2013, the Board recommended the election of Mr. Chen as a Class III member, in the Board’s slate of nominees submitted to our stockholders, pursuant to the Stockholder Agreement.  He was elected by a vote of the stockholders at the Company’s 2013 Annual Meeting of Stockholders for a three-year term, expiring in June 2016.

NOTE 2 — LIQUIDITY

Our consolidated cash balance at June 30, 2014, was $12.2 million compared to $21.7 million at December 31, 2013, with the decrease primarily attributed to Mt. Hope Project spend and general and administrative expenses.

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

In order to preserve our cash liquidity, effective September 7, 2013, we implemented a cost reduction and personnel retention program, which included reductions in base cash compensation for our executive officers, senior management employees and members of the Board.  Cash compensation for our Chief Executive Officer was reduced by 25%, with other senior officers and employees receiving 10 — 20% salary reductions and non-employee directors receiving a 25% decrease in cash compensation for annual retainer and meeting fees.  We also approved cash and equity incentives for the executive officers who remain with the Company through the earliest to occur of a financing plan for the Mt. Hope Project approved by the Board, a Change of Control (as defined in the employment or change of control agreements between the Company and each of our executive officers); involuntary termination (absent cause); or January 15, 2015 (the “Vesting Date”), and a personnel retention program providing cash and equity incentives for other employees who remain with the Company.  Under this plan, we estimate that we will pay $1.8 million upon the earliest of occurrence of the aforementioned events.   Also, in a further cost reduction effort, the Board was reduced to seven members effective December 31, 2013, with the retirement of three Board members.

We continue to work with our long-lead vendors to defer timing of contractual payments for mining and milling equipment in order to preserve current liquidity.  The following table sets forth the LLC’s cash commitments under these equipment contracts (collectively, “Purchase Contracts”) at June 30, 2014 (in millions):

Year	As of June 30, 2014 *
2014	$0.7
2015	14.2
Total	$14.9

*  All amounts are commitments of the LLC, and are to be funded 80% by Nevada Moly and 20% by POS-Minerals.

If the LLC does not make the payments contractually required under these purchase contracts, it could be subject to claims for breach of contract or to cancellation of the respective purchase contract.  In addition, the LLC may proceed to selectively suspend, cancel or attempt to renegotiate additional purchase contracts if necessary to further conserve cash.    If the LLC cancels or breaches any contracts, the LLC will take all appropriate action to minimize any losses, but could be subject to liability under the contracts or applicable law.  The cancellation of certain key contracts could cause a delay in the commencement of operations, and could add to the cost to develop the Company’s interest in the Mt. Hope Project.

Through June 30, 2014, the LLC has made deposits and/or final payments of $74.1 million on equipment orders.  Of these deposits, $64.3 million relate to fully fabricated items, primarily milling equipment, for which the LLC has additional contractual commitments of $14.9 million noted in the table above.  The remaining $9.8 million reflects both partially fabricated milling equipment, and non-refundable deposits on mining equipment.  As discussed in Note 11, the mining equipment agreements remain cancellable with no further liability to the LLC. The underlying value and recoverability of these deposits in our consolidated balance sheets are dependent on the LLC’s ability to fund development activities that would lead to profitable production and positive cash flow from operations, or proceeds from the disposition of these assets. There can be no assurance that the LLC will be successful in generating future profitable operations, disposing of these assets or the Company securing additional funding in the future on terms acceptable to us or at all.  Our audited consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded assets or liabilities. Refer to Note 11 for more information related to these deposits and/or final payments on equipment orders.

The LLC established a $36.0 million reserve account in December of 2012, at the direction of the LLC management committee, which will remain until availability of the Company’s portion of financing for the Mt. Hope Project is confirmed or until the management committee, consisting of equal representation from the Company and POS-Minerals, agrees to release the funds.  These funds are payable to Nevada Moly upon release, at which time they become available for use by the Company.

Based on our commitments as of June 30, 2014, we expect to make additional payments to Mount Hope Mines Inc. (“MHMI”, the lessor for the Mt. Hope Project) of $0.5 million and reclamation bonding costs of $0.5 million through the end of 2014.  With our cash conservation plan, our non-equipment related cash requirements have declined to approximately $1.5 million per month.  Accordingly, based on our current cash on hand and our ongoing cash conservation plan, the Company expects it will have adequate liquidity through the end of 2014.  However, additional financing will be required to meet commitments and operating costs in the first quarter of 2015.

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

We consider all restricted cash to be long-term.  In December 2012, the LLC established a reserve account at the direction of the LLC management committee in the amount of $36.0 million, which will remain until availability of the Company’s portion of financing for the Mt. Hope Project is confirmed or until the LLC management committee agrees to release the funds.  These funds are payable to Nevada Moly upon release, at which time they become available for use by the Company.

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

Basic and Diluted Net Loss Per Share

Net loss per share was computed by dividing the net loss attributable to General Moly by the weighted average number of shares outstanding during the period.  The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  Outstanding awards as of June 30, 2014 and 2013, respectively, were as follows:

	June 30, 2014	June 30, 2013
Warrants	1,000,000	1,000,000
Stock Options	426,666	768,333
Unvested Stock Awards	2,236,148	1,144,304
Stock Appreciation Rights	2,096,653	1,615,272

These awards were not included in the computation of diluted loss per share for the six months ended June 30, 2014 and 2013, respectively, because to do so would have been anti-dilutive.  Therefore, basic loss per share is the same as diluted loss per share.

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

The Company has capitalized royalty payments made to Mt. Hope Mines, Inc. (“MHMI”) (discussed in Note 11 below) during the Mt. Hope Project’s development stage.  The amounts will be applied to production royalties owed upon the commencement of production.

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

At June 30, 2014 and 2013, accumulated depreciation and amortization was $2.2 and $1.9 million, respectively, of which $1.9 and $1.6 million, respectively, was capitalized.

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

Recent Accounting Pronouncements

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

Development Stage Entities (Topic 915) - Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915) - Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation.  The update removes all incremental financial reporting requirements from U.S. GAAP for development stage entities, including the removal of Topic 915, Development Stage Entities, from the FASB Accounting Standards Codification.    The Company anticipates adoption of this guidance in its financial statements for the year ended December 31, 2014 which will result in removal of all references to development stage entities, modified disclosure and financial statements.

NOTE 4 — MINING PROPERTIES, LAND AND WATER RIGHTS

We currently have interests in two mining properties that are the primary focus of our operations.  The Mt. Hope Project is currently in the development stage and the Liberty Project is in the exploration and evaluation stage.  We also have certain other, non-core, mining properties that are being evaluated for future development or sale.  The following is a summary of mining properties, land and water rights at June 30, 2014 and December 31, 2013 (in thousands):

	At June 30, 2014	At December 31, 2013
Mt. Hope Project:
Development costs	$161,811	$156,436
Mineral, land and water rights	11,728	11,728
Advance Royalties	28,800	28,300
Total Mt. Hope Project	202,339	196,464
Total Liberty Project	9,703	9,706
Other Properties	81	81
Total	$212,123	$206,251

Development costs and Deposits on project property, plant and equipment

Development costs of $161.8 million include hydrology and drilling costs, expenditures to further the permitting process, capitalized salaries, project engineering costs, and other expenditures required to fully develop the Mt. Hope Project.  Deposits on project property, plant and equipment of $74.1 million represent ongoing progress payments on equipment orders for the custom-built grinding and milling equipment, related electric mill drives, and other processing equipment that require the longest lead times.

Restricted Cash held for Electricity Transmission

The LLC has paid $12.0 million into an escrow arrangement for electricity transmission services.  The amount represents security for a third party transmission contract that will provide power to the Mt. Hope Project, and is accounted for as restricted cash. In the event that electricity transmission is not delivered to the Mt. Hope Project commencing on December 1, 2014, the LLC will work with the provider to resell the available transmission capacity or renegotiate an extension of the existing agreement.  To the extent that the transmission capacity cannot be resold or the agreement extended, the LLC will forfeit the $12.0 million over a five-year period according to a contractual monthly drawdown schedule.

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

The following table shows asset retirement obligations for future mine closure and reclamation costs in connection with the Mt. Hope Project and within the boundaries of the Plan of Operations (“PoO”):

At June 30, 2014 (in thousands)
At December 31, 2013	$1,112
Additions	—
Adjustments *	(266)
At June 30, 2014	$846

*  Includes annual changes to the escalation rate, the market-risk premium rate, or reclamation time periods

The estimated future reclamation costs for the Mt. Hope Project have been discounted using a rate of 8%.  The total inflated and undiscounted estimated reclamation costs associated with current disturbance under the PoO at the Mt. Hope Project were $7.9 million at June 30, 2014.

The LLC is required by U.S. federal and state laws to provide financial assurance sufficient to allow a third party to implement approved closure and reclamation plans if the LLC is unable to do so.  The laws govern the determination of the scope and cost of the closure, and the amount and forms of financial assurance.  As of June 30, 2014, the LLC has provided the appropriate regulatory authorities with $73.4 million in reclamation financial guarantees through the posting of surety bonds for reclamation of the Mt. Hope Project as approved in the ROD.  As of June 30, 2014, we had $5.6 million in cash deposits associated with these bonds, which are specific to the PoO disturbance and accounted for as restricted cash and are unrelated to the inflated and undiscounted liability referenced above.

An additional $0.7 million in cash bonding has been posted by the Company for other disturbance outside the PoO at Mt. Hope, and at the Liberty Project.

The LLC has a smaller liability at the Mt. Hope Project for disturbance associated with exploration drilling which occurred outside the PoO boundaries.  The LLC has not discounted this reclamation liability as the total amount is approximately $0.1 million.

The Company’s Liberty Project is currently in the exploration stage.  The Company has not discounted the reclamation liability incurred at the Liberty Project as the total is approximately $0.1 million.

	Mt. Hope Project outside PoO boundary	Liberty
	(in thousands)
At December 31, 2013	$81	$125
Additions	—	—
Adjustments *	—	(7)
At June 30, 2014	$81	$118

*  Includes reduced / reclaimed disturbance, BLM rate changes, and transfer into the approved PoO

NOTE 6 — COMMON STOCK UNITS, COMMON STOCK AND COMMON STOCK WARRANTS

During the three and six months ended June 30, 2014, respectively, we issued 6,631 and 115,278 shares of common stock pursuant to stock awards under the 2006 Equity Incentive Plan.  All warrants outstanding at June 30, 2014 are exercisable at $5.00 per share once the Company has received financing necessary for the commencement of commercial production at Mt. Hope and will expire one year thereafter.

Pursuant to our Certificate of Incorporation, we are authorized to issue 200,000,000 shares of $0.001 par value common stock.  All shares have equal voting rights, are non-assessable and have one vote per share.  Voting rights are not cumulative and therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

NOTE 7 — PREFERRED STOCK

Pursuant to our Certificate of Incorporation we are authorized to issue 10,000,000 shares of $0.001 per share par value preferred stock.  The authorized but unissued shares of preferred stock may be issued in designated series from time to time by one or more resolutions adopted by the Board.  The Board has the authority to determine the preferences, limitations and relative rights of each series of preferred stock.  At June 30, 2014, no shares of preferred stock were issued or outstanding.

NOTE 8 — EQUITY INCENTIVES

In 2006, the Board and shareholders of the Company approved the 2006 Equity Incentive Plan (“2006 Plan”) that replaced the 2003 Equity Incentive Plan (“2003 Plan”).  In May 2010, our shareholders approved an amendment to the 2006 Plan increasing the number of shares that may be issued under the plan by 4,500,000 shares to 9,600,000 shares.  The 2006 Plan authorizes the Board, or a committee of the Board, to issue or transfer up to an aggregate of 9,600,000 shares of common stock, of which 1,446,451 remain available for issuance as of June 30, 2014.  Awards under the 2006 Plan may include incentive stock options, non-statutory stock options, restricted stock units, restricted stock awards, and stock appreciation rights (“SARs”).  At the option of the Board, SARs may be settled with cash, shares, or a combination of cash and shares.  The Company settles the exercise of other stock-based compensation with newly issued common shares.

Stock-based compensation cost is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes option pricing model and is recognized as compensation ratably on a straight-line basis over the requisite vesting/service period.  As of June 30, 2014, there was $3.2 million of total unrecognized compensation cost related to share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.5 years.

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

At June 30, 2014, the aggregate intrinsic value of outstanding and exercisable (fully vested) options and SARs was $0.1 million and had a weighted-average remaining contractual term of 1.9 years.  No options or SARs were exercised during the six months ended June 30, 2014.

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

The compensation expense recognized by the Company for Stock Awards is based on the closing market price of the Company’s common stock on the date of grant.  For the six months ended June 30, 2014, the weighted-average grant date fair value for Stock Awards was $1.42.  The total fair value of stock awards vested during 2014 is $0.2 million.

Summary of Equity Incentive Awards

The following table summarizes activity under the Plans during the six months ended June 30, 2014:

	Stock Options		SARs		Stock Awards
	Weighted Average Exercise Price	Number of Shares Under Option	Weighted Average Strike Price	Number of Shares Under Option	Weighted Average Grant Price	Number of Shares
Balance at January 1, 2014	$7.44	544,999	$2.79	2,096,653	$2.70	2,280,890
Awards Granted	—	—	—	—	1.42	95,000
Awards Exercised or Earned	—	—	—	—	1.75	(117,940)
Awards Forfeited	—	—	—	—	2.39	(21,802)
Awards Expired	6.54	(118,333)	—	—	—	—
Balance at June 30, 2014	$7.69	426,666	2.79	2,096,653	2.69	2,236,148

Exercisable at June 30, 2014	$8.39	276,666	2.06	571,745

A summary of the status of the non-vested awards as of June 30, 2014 and changes during the six months then ended is presented below:

	Stock Options		SARs		Stock Awards
	Weighted Average Fair Value	Number of Shares Under Option	Weighted Average Fair Value	Number of Shares Under Option	Weighted Average Fair Value	Number of Shares
Balance at January 1, 2014	$6.40	150,000	$3.06	1,524,908	$2.70	2,280,890
Awards Granted	—	—	—	—	1.42	95,000
Awards Vested or Earned	—	—	—	—	1.75	(117,940)
Awards Forfeited	—	—	—	—	2.39	(21,802)
Balance at June 30, 2014	$6.40	150,000	3.06	1,524,908	2.69	2,236,148

Compensation Cost Recognized and Capitalized Related to Equity Incentives

Summary of Compensation Cost Recognized and Capitalized related to Equity Incentives for the Period ended (in thousands):	June 30, 2014	December 31, 2013
Stock Options	$—	$—
SARs:
Performance based	299	417
Vesting over time	48	146
Stock Awards:
Performance based	748	810
Vesting over time	256	933
Board of Directors and Secretary	135	601
Total	$1,486	$2,907
Included in:
Capitalized as Development	463	1,078
Expensed	1,023	1,829
	$1,486	$2,907

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

NOTE 9 — CHANGES IN CONTINGENTLY REDEEMABLE NONCONTROLLING INTEREST AND EQUITY

	Activity for Six Months Ended
Changes in CRNCI (Dollars in thousands)	June 30, 2014	June 30, 2013
Total CRNCI January 1, 2014, & 2013, respectively	$209,007	$201,880
Plus: Capital Contributions Attributable to CRNCI	144	6,655
Total CRNCI June 30, 2014, and 2013, respectively	$209,151	$208,535

	Activity for Six Months Ended
Changes in Equity	June 30, 2014	June 30, 2013
Common stock:
At beginning of period	92	91
Stock Awards	—	1
At end of period	92	92

Additional paid-in capital:
At beginning of period	273,857	270,902
Exercised options	—	48
Restricted stock net share settlement	(4)	—
Stock based compensation	1,486	1,573
At end of period	275,339	272,523
Accumulated deficit:
At beginning of period	(139,157)	(122,853)
Consolidated net loss	(5,186)	(17,300)
At end of period	(144,343)	(140,153)

Total Equity June 30, 2014, and 2013, respectively	$131,088	$132,462

NOTE 10 — INCOME TAXES

At June 30, 2014 and December 31, 2013 we had deferred tax assets principally arising from the net operating loss carry-forwards for income tax purposes multiplied by an expected rate of 35%. As management of the Company cannot determine that it is more likely than not that we will realize the benefit of the deferred tax assets, a valuation allowance equal to the net deferred tax asset has been established at June 30, 2014 and December 31, 2013. The significant components of the deferred tax asset at June 30, 2014 and December 31, 2013 were as follows (in thousands):

	June 30, 2014	December 31, 2013
Operating loss carry forward	$204,916	$195,733
Unamortized exploration expense	7,817	8,388
Fixed asset depreciation	(65)	(46)
Deductible stock based compensation	3,292	3,264
Other	210	220
Deductible temporary difference	$216,170	$207,559
Taxable temporary difference — Investment in EMLLC	$(114,880)	$(109,699)
Net deductible temporary difference	$101,290	$97,860
Deferred tax asset	$35,452	$34,251
Deferred tax asset valuation allowance	$(35,452)	$(34,251)
Net deferred tax asset	$—	$—

At June 30, 2014 and December 31, 2013 we had net operating loss carry-forwards of approximately $204.9 million and $195.7 million, respectively, which expire in the years 2017 through 2034.  The change in the allowance account from December 31, 2013 to June 30, 2014 was $1.2 million.

As of June 30, 2014 and December 31, 2013, the Company had no unrecognized tax benefits.  There was no change in the amount of unrecognized tax benefits as a result of tax positions taken during the year or in prior periods or due to settlements with taxing authorities or lapses of applicable statues of limitations.  The Company is open to federal and state tax audits until the applicable statutes of limitations expire.

NOTE 11 — COMMITMENTS AND CONTINGENCIES

Mt. Hope Project

The Mt. Hope Lease Agreement (“Lease Agreement”) with MHMI may be terminated upon the expiration of its 30-year term, earlier at the election of the LLC, or upon a material breach of the Lease Agreement and failure to cure such breach.  If the LLC terminates the Lease Agreement, termination is effective 30 days after receipt by MHMI of written notice to terminate the  Lease Agreement and no further payments would be due to MHMI.  In order to maintain the Lease Agreement, the LLC must pay certain minimum advance royalties as discussed below.

The Lease Agreement requires a payment of 3% of certain construction capital costs, defined in the Lease Agreement as the Capital Construction Cost Estimate (the “Estimate”).  The Estimate payment is treated as an Advance Royalty payment under the Lease Agreement.  The LLC is obligated to pay a portion of the Estimate each time capital is raised for the Mt. Hope Project based on 3% of the expected capital to be used for those certain construction capital costs defined in the lease.  Through June 30, 2014, we have paid $23.1 million of the total Estimate and accrued an additional $5.7 million.  A final reconciliation payment on the Estimate will be due following the commencement of commercial production, after as-built costs are definitively determined.  Based on the revised capital estimate discussed in Item 2 - Management’s Discussion & Analysis and the current proposed timeline for the commencement of commercial production, the LLC estimates that an additional $4.2 million will be due in 2017, which amount has been accrued as of June 30, 2014.  The capital estimates may be subject to escalation in the event the Company experiences delays in achieving full financing for the Mt. Hope Project.

The LLC is also obligated to make a minimum annual advance royalty payment (“Annual Advance Royalty”) of $0.5 million each October 19 for any year wherein commercial production has not been achieved or the MHMI Production Royalty (as hereinafter defined) is less than $0.5 million.  As commercial production is not anticipated to commence until late 2016, the LLC has accrued $1.5 million in Annual Advance Royalty payments which will be due in three $0.5 million installments in October 2014, 2015 and 2016, respectively.  The Estimate and the Annual Advance Royalty are collectively referred to as the “Advance Royalties.”  All Advance Royalties are credited against the MHMI Production Royalties once the mine has achieved commercial production.  After the mine begins production, the LLC estimates that the MHMI Production Royalties will be in excess of the Annual Advance Royalties for the life of the Mt. Hope Project and, further, the Estimate will be credited against MHMI Production Royalties owed at the rate of 50% of MHMI Production Royalties on an annual basis until fully consumed.  Assuming a $15 molybdenum price, the Annual Advance Royalties will be consumed within the first three years of commercial production.

Deposits on project property, plant and equipment

At June 30, 2014, the LLC has active orders with varying stages of fabrication on milling process equipment comprised of two 230kV primary transformers and substation, a primary crusher, a semi-autogenous mill, two ball mills, and various motors for the mills.  In late 2012 and early 2013, the LLC made additional commitments for wellfield materials and equipment, and placed purchase orders for long-lead milling process equipment including the commitments for the engineering portion of flotation cells and roaster equipment.

The following table sets forth the LLC’s cash commitments under mining and milling equipment contracts (collectively, “Purchase Contracts”) at June 30, 2014 (in millions):

Year	As of June 30, 2014 *
2014	$0.7
2015	14.2
Total	$14.9

*  All amounts are commitments of the LLC, and are to be funded 80% by Nevada Moly and 20% by POS-Minerals.

Equipment and Supply Procurement

Through June 30, 2014, the LLC has made deposits and/or final payments of $74.1 million on equipment orders, has spent approximately $182.6 million for the development of the Mt. Hope Project and has paid $12.0 million into an escrow arrangement for electricity transmission services, for a total Mt. Hope Project inception-to-date spend of $268.7 million.

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

On June 30, 2012, the LLC’s contract to purchase two electric shovels expired.  On July 11, 2012, we signed a letter of intent with the same vendor providing for the opportunity to purchase the electric shovels at prices consistent with the expired contract, less a special discount in the amount of $3.4 million to provide credit to the LLC for amounts paid as deposits under the expired contract.  The letter of intent provides that equipment pricing will remain subject to inflation indexes and guarantees production slots to ensure that the equipment is available when required by the LLC.  In June 2014, the parties agreed to extend the letter of intent through June 30, 2015.

Obligations under capital and operating leases

We have contractual operating leases that will require a total of $0.2 million in payments over the next three years.  Operating leases consist primarily of rents on office facilities and office equipment.  Our expected payments are $0.1 million, $0.1 million, and nil for the years ended December 31, 2014, 2015, and 2016, respectively.

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

The Trust may be funded by the LLC over several years based on the achievement of certain milestones, which are considered probable, and as such $4.0 million has been accrued in the Company’s June 30, 2014, financial statements and is included in mining properties, land, and water rights.

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

On July 23, 2014, the Court denied Plaintiffs’ motion for summary judgment in its entirety.  Previously, the parties and the Court had agreed to address Plaintiffs’ claims under the Complaint based on the administrative record and the parties’ motion for summary judgment briefing on the merits.  On August 1, 2014, following the denial of summary judgment, the Court entered judgment in favor of the Defendants and the LLC, and against Plaintiffs regarding all claims raised in the Complaint.  The Plaintiffs will have sixty (60) days from the entry of Judgment or September 30, 2014 to file a notice to appeal the District Court’s decision to the Ninth Circuit Court of Appeals.

On June 17, 2014, the LLC submitted an amendment to the approved PoO to accommodate minor increases in the disturbance footprint and various design changes.  The BLM is expected to require completion of an Environmental Assessment (“EA”) to approve the amendment in compliance with NEPA.  During the amendment review and preparation of the EA, the approved PoO remains in effect and the LLC is authorized to continue construction under that existing approval.  The changes proposed in the amendment are similar to approved activities, and we do not anticipate any additional baseline studies or mitigation will be required.  Ongoing changes to permits and the PoO during the life of mining operations are typical as design evolves and operations are optimized.

Water Rights Considerations

The Nevada State Engineer (“State Engineer”) has issued all water permits for the Mt. Hope Project.  Eureka County, Nevada and two other parties comprised of three individual water rights holders in Diamond Valley and one in Kobeh Valley filed an appeal in July 2012 to the Nevada Supreme Court challenging the granting of water permits by the State Engineer.  On June 26, 2013, the appeal was consolidated with a similar appeal of the State Engineer’s approval of the  Monitoring, Management and Mitigation Plan (“3M Plan”) for the Mt. Hope Project, discussed below, and the Nevada Supreme Court heard oral argument on June 30, 2014 and is expected to issue its ruling in late 2014.

Two individual water rights holders appealed the State Engineer’s approval of the  3M Plan to the Nevada State District Court (“District Court”).  Following oral argument on April 15, 2013, the District Court denied the Petition for Judicial Review of the 3M Plan and issued its Written Order on May 17, 2013.  Thereafter, Petitioners filed an appeal on May 20, 2013 of the District’s Court Order to the Nevada Supreme Court, which, as discussed above, has been consolidated with the appeal of the water permits.  We remain confident the Nevada Supreme Court will uphold the District Court’s Orders regarding the 3M Plan and the water permits.

Notwithstanding the above, subject to receipt of the Nevada Supreme Court’s ruling, the Company’s water permits have been granted and the water remains available, as described above, for use at the Mt. Hope Project.

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

ITEM 2.                                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References made in this Quarterly Report on Form 10-Q to “we,” “our,” “us,” or the “Company,” refer to General Moly, Inc.

The following discussion and analysis of our financial condition and results of operations constitutes management’s review of the factors that affected our financial and operating performance for three and six months ended June 30, 2014, and 2013.  This discussion should be read in conjunction with the consolidated financial statements and notes thereto contained elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2013, which was filed on March 13, 2014.

We routinely post important information about us on our Company website.  Our website address is www.generalmoly.com.

Overview

We are a development stage company and began the development of the Mt. Hope Project on October 4, 2007.  We are also conducting exploration and evaluation activities on our Liberty molybdenum and copper project (“Liberty Project”) in Nye County, Nevada.  On April 8, 2014, we announced the initiation of a National Instrument 43-101 Standards of Disclosure for Mineral Projects

of the Canadian Securities Administration (“NI 43-101”) compliant Preliminary Economic Assessment (“PEA”) on a starter pit project at the Liberty Project.  The NI 43-101 is a codified set of rules and guidelines for reporting and displaying information related to mineral properties owned by, or explored by, companies which report these results on stock exchanges within Canada.  On July 7, 2014, the Company announced the elevation of the PEA to a Pre-Feasibility Study (“PFS”) prepared in accordance with NI 43-101. On July 24, 2014, the Company announced the completion of the updated PFS.  This PFS estimates production, capital, operating cost, and economic analysis for this more capital efficient project when compared to earlier studies.  A technical report prepared in compliance with NI 43-101 was filed on July 30, 2014.

Mt. Hope Project

In August, 2007, we completed a Bankable Feasibility Study (“Bankable Feasibility Study” or “BFS”) that provided data on the viability, expected economics, and production and cost estimates of the project.  Since publication of the BFS, we have revised several estimates, based primarily on engineering progress, which is approximately 65% complete at June 30, 2014.  Our current estimates for the Mt. Hope Project capital cost requirements are referred to as the “Project Capital Estimate” and our current estimates for the Mt. Hope Project operating costs are referred to as the “Project Operating Cost Estimate”.  On January 16, 2014, we filed a technical report (the “January 2014 Technical Report”) prepared in accordance with NI 43-101 for the Mt. Hope Project. The completed report estimates molybdenum reserves and resources, production, capital and operating cost parameters, along with project economics.

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

In addition, as commercial production at the Mt. Hope Project was not achieved by December 31, 2011, the LLC will be required to return to POS-Minerals $36.0 million of its capital contributions, with no corresponding reduction in POS-Minerals’ ownership percentage.  This return of contributions payment is contingent upon the commencement of commercial production, as defined in the LLC Agreement, and will be due 20 days thereafter.  Based on our current plan, subject to availability of full financing for construction of the Mt. Hope Project, we anticipate commercial production will be achieved following a 20 — 24 month construction period.  Nevada Moly is obligated under the terms of the LLC Agreement to make capital contributions to the LLC to fund the return of contributions to POS-Minerals upon achievement of commercial production (i.e. when the contingency is resolved).  If Nevada Moly does not fund its additional capital contribution in order for the LLC to return to POS-Minerals $36.0 million of its total capital contributions, POS-Minerals has an election to either make a secured loan to the LLC to fund the return of contributions, or receive an additional interest in the LLC of approximately 5%.  In the latter case, Nevada Moly’s interest in the LLC is subject to dilution by a percentage equal to the ratio of 1.5 times the amount of the unpaid return of contributions over the aggregate amount of deemed capital contributions (as determined under the LLC Agreement) of both parties to the LLC (“Dilution Formula”).  At June 30, 2014, the aggregate amount of deemed capital contributions of both parties was $1,070.0 million.

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

Beginning in November 2012, the Company and POS-Minerals began making monthly pro rata capital contributions to the LLC to fund costs incurred as required by the LLC Agreement.  The interest of a party in the LLC that does not make its monthly pro rata capital contributions to fund costs incurred is subject to dilution based on the Dilution Formula.  The Company and POS-Minerals consented, effective July 1, 2013, to Nevada Moly accepting financial responsibility for POS-Minerals’ 20% interest in costs related to Nevada Moly’s compensation and reimbursement as Manager of the LLC, and certain owners’ costs associated with Nevada Moly’s ongoing progress to complete project financing for its 80% interest, resulting in $2.8 million paid by Nevada Moly on behalf of POS-

Minerals during the term of the consensual agreement, which ended on June 30, 2014.  Effective July 1, 2014, POS-Minerals is once again obligated to contribute its 20% interest in all costs incurred by the LLC.  Subject to the terms above, all required monthly contributions have been made by both parties.

Permitting Completion and Project Status

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

On July 23, 2014, the Court denied Plaintiffs’ motion for summary judgment in its entirety.  Previously, the parties and the Court had agreed to address Plaintiffs’ claims under the Complaint based on the administrative record and the parties’ motion for summary judgment briefing on the merits.  On August 1, 2014, following the denial of summary judgment, the Court entered judgment in favor of the Defendants and the LLC, and against Plaintiffs regarding all claims raised in the Complaint.  The Plaintiffs will have sixty (60) days from the entry of Judgment or September 30, 2014 to file a notice to appeal the District Court’s decision to the Ninth Circuit Court of Appeals.

The State of Nevada Division of Environmental Protection (“NDEP”) issued a Reclamation Permit for the Mt. Hope Project on November 19, 2012, which authorizes surface disturbance and construction of facilities.  The Reclamation Permit also approves the Phase 1 reclamation cost estimate of approximately $73.4 million to begin construction and established bonding requirements based on this estimate.  On December 18, 2012, BLM accepted the LLC’s reclamation surety bonding in satisfaction of financial guarantee requirements under the ROD for the Mt. Hope Project.  The surety bond program has been funded with an initial cash payment of $5.6 million specific to the PoO disturbance (and not including an additional $0.7 million in cash bonding posted by the Company for other disturbance outside the PoO at Mt. Hope, and at the Liberty Project) and requires additional cash funding of $11.6 million through the construction process for a total of $17.2 million, which is in alignment with the net cash bonding cost included in the Project Capital Estimate. This total, comprised of the $17.2 million in cash and the remainder in surety bonding, covers the initial surface disturbance and facilities anticipated to be in place in the first three years following construction of the Mt. Hope Project, which are subject to ongoing evaluation thereafter. With the surety program in place and the initial contribution funded, the BLM has authorized that surface disturbance in conformity with the ROD may proceed.

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

On June 17, 2014, the LLC submitted an amendment to the approved PoO to accommodate minor increases in the disturbance footprint and various design changes.  The BLM is expected to require completion of an Environmental Assessment (“EA”) to approve the amendment in compliance with NEPA.  During the amendment review and preparation of the EA, the approved PoO remains in effect and the LLC is authorized to continue construction under that existing approval.  The changes proposed in the amendment are similar to approved activities, and we do not anticipate any additional baseline studies or mitigation will be required.  Ongoing changes to permits and the PoO during the life of mining operations are typical as design evolves and operations are optimized.

Capital & Operating Cost Estimates

The development of the Mt. Hope Project has a Project Capital Estimate of $1,312 million, which includes development costs of approximately $1,245 million and $67 million in cash financial guaranty/bonding requirements, advance royalty payments, and power pre-payment estimates.  These capital costs were updated in the third quarter of 2012, and were then escalated by approximately 3% in the third quarter of 2013, for those items not yet procured or committed to by contract.  The Mt. Hope Project has not materially changed in scope and is currently designed at approximately 65% engineering completion, with solid scope definition.  The pricing remains subject to escalation associated with equipment, construction labor and commodity price increases, and project delays, which will continue to be reviewed periodically.  The Project Capital Estimate does not include financing costs or amounts necessary to fund operating working capital and potential capital overruns, is subject to additional holding costs as the Company experiences delays in achieving its portion of financing for the Mt. Hope Project, and may be subject to other escalation and de-escalation as contracts and purchase arrangements are finalized at then current pricing.  From October 2007 through June 2014, the LLC spent approximately $268.7 million of the estimated $1,312 million on development of the Mt. Hope Project.

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

Equipment and Supply Procurement

Through June 30, 2014, the LLC has made deposits and/or final payments of $74.1 million on equipment orders, has spent approximately $182.6 million for the development of the Mt. Hope Project and has paid $12.0 million into an escrow arrangement for electricity transmission services, for a total Mt. Hope Project inception-to-date spend of $268.7 million.

In late 2012 and early 2013, the LLC made additional commitments for wellfield materials and equipment, and placed purchase orders for long-lead process equipment including the commitments for the engineering portion of flotation cells and roaster equipment.  Based on such commitments, at June 30, 2014, we expect to make additional payments of approximately $0.7 million in 2014 and $14.2 million in 2015.  Based on our current cash on hand and our ongoing cash conservation plan, the Company expects it will have adequate liquidity through the end of 2014.  However, additional financing will be required to meet commitments and operating costs in 2015.

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

On June 30, 2012, the LLC’s contract to purchase two electric shovels expired.  On July 11, 2012, we signed a letter of intent with the same vendor providing for the opportunity to purchase the electric shovels at prices consistent with the expired contract, less a special discount in the amount of $3.4 million to provide credit to the LLC for amounts paid as deposits under the expired contract.  The letter of intent provides that equipment pricing will remain subject to inflation indexes and guarantees production slots to ensure that the equipment is available when required by the LLC.  In June 2014, the parties agreed to extend the letter of intent through June 30, 2015.

Water Rights Update

The Nevada State Engineer (“State Engineer”) has issued all water permits for the Mt. Hope Project.  Eureka County, Nevada and two other parties comprised of three individual water rights holders in Diamond Valley and one in Kobeh Valley filed an appeal in July 2012 to the Nevada Supreme Court challenging the granting of water permits by the State Engineer.  On June 26, 2013, the appeal was consolidated with a similar appeal of the State Engineer’s approval of the Monitoring, Management and Mitigation Plan (“3M Plan”) of the Mt. Hope Project, discussed below, and the Nevada Supreme Court heard oral argument on June 30, 2014 and is expected to issue its ruling in late 2014.

Two individual water rights holders appealed the State Engineer’s approval of the 3M Plan to the Nevada State District Court (“District Court”).  Following oral argument on April 15, 2013, the District Court denied the Petition for Judicial Review of the 3M Plan and issued its Written Order on May 17, 2013.  Thereafter, Petitioners filed an appeal on May 20, 2013 of the District’s Court Order to the Nevada Supreme Court, which, as discussed above, has been consolidated with the appeal of the water permits.  We remain confident the Nevada Supreme Court will uphold the District Court’s Orders regarding the 3M Plan and the water permits.

Notwithstanding the above, subject to receipt of the Nevada Supreme Court’s ruling, the Company’s water permits have been granted and the water remains available, as described above, for use at the Mt. Hope Project.

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

As a result of Hanlong’s failure to timely procure the Term Loan as required by the Purchase Agreement, in August 2013, the Company terminated certain agreements it had in place with Hanlong.  In addition, as a result of the failure to procure the Term Loan, Hanlong was obligated to pay the Company a break fee of $10.0 million.  The Company and Hanlong agreed to offset the break fee against the repayment of the $10.0 million Bridge Loan.  The outstanding balance of the Bridge Loan and related accrued interest were recorded on the income statement as constructive receipt of break fee for $10.0 million and forgiveness of debt of bridge loan interest for $0.8 million.  Concurrently, the Company wrote off $6.4 million of debt issuance costs, as those costs were related to Hanlong’s obligation to procure the Term Loan to construct the Mt. Hope Project, and that obligation was released upon termination of the Purchase Agreement.

In connection with the termination of the Hanlong agreements, most of the provisions of the Stockholder Agreement were also terminated.  Under the continuing provisions of the Stockholder Agreement, Hanlong’s right to designate one nominee to the Board continues until such time that Hanlong’s ownership percentage falls below 10%.  As of June 30, 2014, Hanlong owns approximately 13% of our outstanding common stock.  In June, 2013, the Board recommended the election of Mr. Chen as a Class III member, in the Board’s slate of nominees submitted to our stockholders, pursuant to the Stockholder Agreement.  He was elected by a vote of the stockholders at the Company’s 2013 Annual Meeting of Stockholders for a three-year term, expiring in June 2016.

Molybdenum Market Update

The worldwide molybdenum price fluctuated between $5.33 per pound in 2003 to over $40.00 per pound in 2005 and traded in the mid-$30s per pound prior to October 2008, when prices fell from approximately $33.50 per pound to $7.70 per pound in April 2009 as a result of the global financial crisis.  Subsequent to April 2009, prices slowly rose finishing 2009 at $12.00 per pound and further increasing to finish 2010 at $16.40 per pound.  By the end of 2011, prices had pulled back to $13.30 per pound, decreased further to $11.50 per pound at the end of 2012 and declined to $9.75 per pound at the conclusion of 2013.  In 2014, molybdenum has traded in a range of $9.75 per pound to $15.10 per pound, and as of late July 2014, traded at approximately $13.00 per pound according to Ryan’s Notes. Year-to-date molybdenum performance has been driven by tighter supply of material and solidifying downstream demand, particularly in the stainless steel, energy infrastructure and transportation industries.

In our BFS and for a portion of our financial evaluations, we use molybdenum prices prepared by an independent commodities research company, CPM Group.  Their research is a comprehensive look at both the supply and demand side of the molybdenum market.  Through their research, they forecast global growth rates for molybdenum for both supply and demand.  CPM Group continues to forecast prices in excess of current spot prices over the long-term.  In June 2014, CPM Group forecast that molybdenum prices would range between $11.00 and $13.50 per pound through 2018, then $14.40 in 2019, $16.00 in 2020, $16.25 in 2021, $17.25 in 2022, and $16.85 in 2023.

Liquidity, Capital Resources and Capital Requirements

For the period from December 31, 2013 to June 30, 2014

Our total consolidated cash balance at June 30, 2014 was $12.2 million compared to $21.7 million at December 31, 2013.  The decrease in our cash balances for the six months ended June 30, 2014 was due primarily to Mt. Hope Project spend, Liberty PFS spend and general and administrative expenditures incurred of $9.6 million offset by the receipt of ongoing cash contributions received from POS-Minerals of $0.1 million.

The LLC also established a $36.0 million reserve account in December of 2012, at the direction of the LLC management committee, which will remain until availability of the Company’s portion of financing for the Mt. Hope Project is confirmed or until the management committee agrees to release the funds.  These funds are payable to Nevada Moly upon release, at which time they become available for use by the Company.

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

In order to preserve our cash liquidity, effective September 7, 2013, we implemented a cost reduction and personnel retention program, which included reductions in base cash compensation for our executive officers, senior management employees and members of the Board.  Cash compensation for our Chief Executive Officer was reduced by 25%, with other senior officers and employees receiving 10 — 20% salary reductions and non-employee directors receiving a 25% decrease in cash compensation for annual retainer and meeting fees.  We also approved cash and equity incentives for the executive officers who remain with the Company through the earliest to occur of a financing plan for the Mt. Hope Project approved by the Board, a Change of Control (as defined in the employment or change of control agreements between the Company and each of our executive officers); involuntary termination (absent cause); or January 15, 2015 (the “Vesting Date”), and a personnel retention program providing cash and equity incentives for other employees who remain with the Company.  Under this plan, we estimate that we will pay $1.8 million upon the earliest occurrence of the aforementioned events.  Also, in a further cost reduction effort, the Board was reduced to seven members effective December 31, 2013, with the retirement of three Board members.

Based on our commitments as of June 30, 2014, we expect to make additional payments of approximately $0.7 million under milling process equipment orders through the end of 2014 and $14.2 million in 2015.  With our cash conservation plan, our non-equipment related cash requirements have declined to approximately $1.5 million per month.  Accordingly, based on our current cash on hand and our ongoing cash conservation plan, the Company expects it will have adequate liquidity through the end of 2014.  However, additional financing will be required to meet commitments and operating costs in the first quarter of 2015.

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

Total assets as of June 30, 2014 decreased to $357.0 million compared to $360.7 million as of December 31, 2013 primarily due to cash spent on general & administrative requirements.

Other Capital Requirements

We also require additional capital to fund the PFS (approximately $0.7 million during 2014) and maintain our mining claims and other rights related to the Liberty Project, as well as continue payment of ongoing general and administrative costs associated with supporting our planned operations.

Results of Operations

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

For the three months ended June 30, 2014 we had a consolidated net loss of $2.8 million compared with a net loss of $14.3 million in the same period for 2013.

For the three months ended June 30, 2014 and 2013, exploration and evaluation expenses were $1.0 million and $0.2 million, respectively, as the Liberty Project remained largely in a care and maintenance mode during 2013 and the early part of 2014.  During the second quarter of 2014, the Company began work on the PFS at Liberty resulting in substantially higher expenses.

For the three months ended June 30, 2014 and 2013, general and administrative expenses were $1.8 million and $2.4 million, respectively, as a result of cash conservation efforts and allocation of efforts to Liberty referenced above.

For the three months ended June 30, 2014 and 2013, write down of warrant expense was nil and $11.5 million, respectively, as a result of the write off of loan commitment costs associated with the warrants issued to Hanlong in connection with the Sub Debt Facility.  The value of the warrants was written off upon termination of the warrant.

For the three months ended June 30, 2014 and 2013, interest income was nil as a result of low deposit interest rates on consolidated cash balances in 2014 and 2013.

Interest expense for the three months ended June 30, 2014 and 2013 was nil and $0.3 million, respectively.  In 2013, the Company incurred interest on the Bridge Loan and amortization of the loan commitment costs related to the Hanlong warrants in 2013.  The weighted average interest rate on the Bridge Loan was 2.29% for the three months ended March 31, 2013.  As discussed above under “Termination of Agreements with Hanlong (USA) Mining Investment Inc.,” we terminated our agreements with Hanlong in 2013.

Six months ended June 30, 2014, compared to six months ended June 30, 2013

For the six months ended June 30, 2014, we had a consolidated net loss of $5.2 million compared with a consolidated net loss of $17.3 million in the same period for 2012.  The 2013 net loss includes an $11.5 million write down of certain warrants as discussed below.

For the six months ended June 30, 2014, and 2013, exploration and evaluation expenses at the Liberty Project were $1.1 million and $0.3 million, respectively reflecting increased spend for the pre-feasibility study of approximately $0.5 million during 2014.

For the six months ended June 30, 2014, and 2013, general and administrative expenses were $4.1 million and $4.9 million, respectively.  The decrease in costs compared to the previous year relates primarily to reduced spend as part of the Company’s cash conservation efforts.

For the six months ended June 30, 2014 and 2013, write down of warrant expense was nil and $11.5 million, respectively, as a result of the write off of loan commitment costs associated with the warrants issued to Hanlong in connection with the Sub Debt Facility in 2013.  The unamortized value of the warrants was written off upon termination of the warrant.

Interest income was nil for the six months ended June 30, 2014, and 2013, as a result of substantially lower interest rates and lower consolidated cash balances during that time period.  Interest expense was nil and $0.7 million for the six months ended June 30, 2014, and 2013 as a result of interest accrued on the bridge loan outstanding and amortization of loan commitment costs related to the Hanlong warrants in 2013.

Contractual Obligations

Our contractual obligations as of June 30, 2014 were as follows:

	Payments due by period (in millions)
Contractual obligations *	Total	2014	2015 - 2016	2017 - 2020	2020 & Beyond
Operating Lease Obligations	0.2	0.1	0.1	—	—
Agricultural Sustainability Trust Contributions	4.0	—	2.0	2.0	—
Equipment Purchase Contracts	14.9	0.7	14.2	—	—
Advance Royalties	5.7	0.5	1.0	4.2	—
Reclamation Surety Bonding	11.6	0.5	11.1	—	—
3M Plan Contributions	1.0	—	0.3	0.7	—
Total	$37.4	$1.8	$28.7	$6.9	—

* With the exception of $0.2 million in operating lease obligations ($0.1 million in 2014 and $0.1 million in 2015 - 2016), all amounts are commitments of the LLC, and are to be funded 80% by Nevada Moly and 20% by POS-Minerals.

At June 30, 2014, the LLC has active orders in varying stages of fabrication on milling process equipment comprised of two 230kV primary transformers and substation, a primary crusher, a SAG mill, two ball mills, and various motors for the mills.  In late 2012 and early 2013, the LLC made additional commitments for wellfield materials and equipment, and placed purchase orders for long-lead milling process equipment including the commitments for the engineering portion of flotation cells and roaster equipment.

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

On June 30, 2012, the LLC’s contract to purchase two electric shovels expired.  On July 11, 2012, we signed a letter of intent with the same vendor providing for the opportunity to purchase the electric shovels at prices consistent with the expired contract, less a special discount in the amount of $3.4 million to provide credit to the LLC for amounts paid as deposits under the expired contract.  The letter of intent provides that equipment pricing will remain subject to inflation indexes and guarantees production slots to ensure that the equipment is available when required by the LLC.  In June 2014, the parties agreed to extend the letter of intent through June 30, 2015.

The following table sets forth the LLC’s cash commitments under mining and milling equipment contracts (collectively, “Purchase Contracts”) at June 30, 2014 (in millions):

Period	Cash Commitments Under Equipment Purchase Contracts as of June 30, 2014 *
3rd Quarter 2014	0.2
4th Quarter 2014	0.5
Total 2014	0.7
2015	14.2
2016	—
2017	—
Total	$14.9

* All amounts are commitments of the LLC, and are to be funded 80% by Nevada Moly and 20% by POS-Minerals.

If the LLC does not make the payments contractually required under these purchase contracts, it could be subject to claims for breach of contract or to cancellation of the respective purchase contract.  In addition, the LLC may proceed to selectively suspend, cancel or attempt to renegotiate additional purchase contracts if necessary to further conserve cash.    See “Liquidity, Capital Resources and Capital Requirements” above.  If the LLC cancels or breaches any contracts, the LLC will take all appropriate action to minimize any losses, but could be subject to liability under the contracts or applicable law.  The cancellation of certain key contracts could cause a delay in the commencement of operations, and could add to the cost to develop the Company’s interest in the Mt. Hope Project.

Through June 30, 2014, the LLC has made deposits and/or final payments of $74.1 million on equipment orders.  Of these deposits, $64.3 million relate to fully fabricated items, primarily milling equipment, for which the LLC has additional contractual commitments of $14.9 million noted in the table above.  The remaining $9.8 million reflects both partially fabricated milling equipment, and non-refundable deposits on mining equipment.  As discussed in Note 11 to the consolidated financial statements contained elsewhere in this report, the mining equipment agreements remain cancellable with no further liability to the LLC. The underlying value and recoverability of these deposits in our consolidated balance sheets are dependent on the LLC’s ability to fund development activities that would lead to profitable production and positive cash flow from operations, or proceeds from the disposition of these assets. There can be no assurance that the LLC will be successful in generating future profitable operations, disposing of these assets or the Company securing additional funding in the future on terms acceptable to us or at all.  Our audited consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded assets or liabilities. Refer to Note 11 for more information related to these deposits and/or final payments on equipment orders.

Obligations under capital and operating leases

We have contractual operating leases that will require a total of $0.2 million in payments over the next three years.  Operating leases consist primarily of rents on office facilities and office equipment.  Our expected payments are $0.1 million, $0.1 million, and nil for the years ended December 31, 2014, 2015, and 2016, respectively.

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

The Trust may be funded by the LLC over several years based on the achievement of certain milestones, which are considered probable, and as such $4.0 million has been accrued in the Company’s June 30, 2014, financial statements and is included in mining properties, land, and water rights.

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

The long-term supply agreements provide for supply only after commercial production levels are achieved, and no provisions require the Company to deliver product or make any payments if commercial production is never achieved or declines in later periods and have floor prices ranging from $14.50 to $15.25 per pound and incremental discounts above the floor price.  The agreements require that monthly shortfalls be made up only if the Company’s portion of Mt. Hope production is available for delivery, after POS-Minerals has taken its 20% share.  In no event do these requirements to make up monthly shortfalls become obligations of the Company if production does not meet targeted levels.

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

Interest Rate Risk

As of June 30, 2014, we had a balance of cash and cash equivalents of $12.2 million and restricted cash of $54.4 million.  Interest rates on short term, highly liquid investments have not changed materially since 2010, and continue to be 1% or less on an annualized basis.

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

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                                                LEGAL PROCEEDINGS

The Nevada State Engineer (“State Engineer”) has issued all water permits for the Mt. Hope Project.  Eureka County, Nevada and two other parties comprised of three individual water rights holders in Diamond Valley and one in Kobeh Valley filed an appeal in July 2012 to the Nevada Supreme Court challenging the granting of water permits by the State Engineer.  On June 26, 2013, the appeal was consolidated with a similar appeal of the State Engineer’s approval of the Monitoring, Management and Mitigation Plan (“3M Plan”) for the Mt. Hope Project, discussed below, and the Nevada Supreme Court heard oral argument on June 30, 2014 and is expected to issue its ruling in late 2014.

Two individual water rights holders appealed the State Engineer’s approval of the 3M Plan to the Nevada State District Court (“District Court”).  Following oral argument on April 15, 2013, the District Court denied the Petition for Judicial Review of the 3M Plan and issued its Written Order on May 17, 2013.  Thereafter, Petitioners filed an appeal on May 20, 2013 of the District’s Court Order to the Nevada Supreme Court, which, as discussed above, has been consolidated with the appeal of the water permits.  We remain confident the Nevada Supreme Court will uphold the District Court’s Orders regarding the 3M Plan and the water permits.

Notwithstanding the above, subject to receipt of the Nevada Supreme Court’s ruling, the Company’s water permits have been granted and the water remains available, as described above, for use at the Mt. Hope Project.

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

On July 23, 2014, the Court denied Plaintiffs’ motion for summary judgment in its entirety.  Previously, the parties and the Court had agreed to address Plaintiffs’ claims under the Complaint based on the administrative record and the parties’ motion for summary judgment briefing on the merits.  On August 1, 2014, following the denial of summary judgment, the Court entered judgment in favor of the Defendants and the LLC, and against Plaintiffs regarding all claims raised in the Complaint.  The Plaintiffs will have sixty (60) days from the entry of Judgment or September 30, 2014 to file a notice to appeal the District Court’s decision to the Ninth Circuit Court of Appeals.

ITEM 1A.                                       RISK FACTORS.

Our Annual Report on Form 10-K for the year ended December 31, 2013, including the discussion under the heading “Risk Factors” therein, and this report describe risks that may materially and adversely affect our business, results of operations or financial condition.  The risks described in our Annual Report on Form 10-K and this report include all of the material risks known to us.  However, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operations.

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

Dated: August 4, 2014

GENERAL MOLY, INC.

By:	/s/ David A. Chaput
David A. Chaput
Chief Financial Officer and Duly Authorized Officer