Form 10-Q
period 2014-09-30
General Moly, Inc
filed 2014-11-03
CIK 1275229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of shares outstanding of issuer’s common stock as of October 29, 2014, was 91,912,840.

PART I - FINANCIAL INFORMATION

ITEM 1.                                                FINANCIAL STATEMENTS

GENERAL MOLY, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	September 30, 2014 (Unaudited)	December 31, 2013
ASSETS:
CURRENT ASSETS
Cash and cash equivalents	$8,020	$21,685
Deposits, prepaid expenses and other current assets	315	625
Total Current Assets	8,335	22,310
Mining properties, land and water rights	214,277	206,251
Deposits on project property, plant and equipment	74,137	74,108
Restricted cash held at EMLLC	36,000	36,000
Restricted cash held for electricity transmission	12,021	12,020
Restricted cash held for reclamation bonds	6,342	6,332
Non-mining property and equipment, net	556	669
Other assets	2,994	2,994
TOTAL ASSETS	$354,662	$360,684
LIABILITIES, CRNCI, AND EQUITY:
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$4,637	$4,691
Accrued advance royalties	500	500
Accrued payments to Agricultural Sustainability Trust	2,000	2,000
Current portion of long term debt	224	263
Total Current Liabilities	7,361	7,454
Provision for post closure reclamation and remediation costs	1,045	1,318
Accrued advance royalties	5,200	4,700
Accrued payments to Agricultural Sustainability Trust	2,000	2,000
Long term debt, net of current portion	382	538
Other accrued liabilities	875	875
Total Liabilities	16,863	16,885

COMMITMENTS AND CONTINGENCIES

CONTINGENTLY REDEEMABLE NONCONTROLLING INTEREST (“CRNCI”)	209,447	209,007

EQUITY
Common stock, $0.001 par value; 200,000,000 shares authorized, 91,911,607 and 91,761,249 shares issued and outstanding, respectively	92	92
Additional paid-in capital	275,841	273,857
Accumulated deficit before exploration stage	(213)	(213)
Accumulated deficit during exploration and development stage	(147,368)	(138,944)
Total Equity	128,352	134,792
TOTAL LIABILITIES, CRNCI, AND EQUITY	$354,662	$360,684

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOLY, INC. (“GMI”)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited — In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended		January 1, 2002 (Inception of Exploration Stage) to
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013	September 30, 2014
REVENUES	$—	$—	$—	$—	$—
OPERATING EXPENSES:
Exploration and evaluation	653	366	1,773	699	43,024
General and administrative expense	2,585	1,429	6,651	6,303	96,011
Write-downs of development and deposits	—	—	—	—	8,819
TOTAL OPERATING EXPENSES	3,238	1,795	8,424	7,002	147,854
LOSS FROM OPERATIONS	(3,238)	(1,795)	(8,424)	(7,002)	(147,854)
OTHER INCOME / (EXPENSE):
Interest and dividend income	—	—	—	1	4,070
Interest expense	—	(32)	—	(753)	(1,715)
Realized gain from sale of mining properties	—	—	—	100	3,292
Write off of loan commitment fees (warrant)	—	—	—	(11,472)	(11,472)
Gain on forgiveness of debt (interest on bridge loan)	—	804	—	804	804
Constructive receipt of break fee	—	10,000	—	10,000	10,000
Write-off of debt issuance costs	—	(6,420)	—	(6,420)	(6,420)
TOTAL OTHER (EXPENSE) / INCOME , NET	—	4,352	—	(7,740)	(1,441)
(LOSS)/INCOME BEFORE INCOME TAXES	(3,238)	2,557	(8,424)	(7,740)	(149,295)
Income Taxes	—	—	—	—	—
CONSOLIDATED NET (LOSS)/INCOME	$(3,238)	$2,557	$(8,424)	$(14,742)	$(149,295)
Less: Net loss attributable to CRNCI	—	—	—	—	1,927
NET (LOSS)/INCOME ATTRIBUTABLE TO GMI	$(3,238)	$2,557	$(8,424)	$(14,742)	$(147,368)
Basic net (loss)/income attributable to GMI per share of common stock	$(0.04)	$0.03	$(0.09)	$(0.16)
Weighted average number of shares outstanding — basic	91,884	91,562	91,873	91,546
Diluted net (loss)/income attributable to GMI per share of common stock	(0.04)	0.03	(0.09)	(0.16)
Weighted average number of shares outstanding —diluted	91,884	92,054	91,873	91,546

COMPREHENSIVE (LOSS)/INCOME	$(3,238)	$2,557	$(8,424)	$(14,742)	$(147,368)

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOLY, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited — In thousands)

	Nine Months Ended		January 1, 2002 (Inception of Exploration Stage) to
	September 30, 2014	September 30, 2013	September 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated Net Loss	$(8,424)	$(14,742)	$(149,295)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	219	290	2,514
Interest expense	—	751	1,715
Stock-based compensation for employees and directors	1,405	1,425	21,460
Decrease (increase) in deposits, prepaid expenses and other	310	(325)	(223)
Increase (decrease) in accounts payable and accrued liabilities	663	(8,435)	(18,379)
(Increase) in restricted cash held for electricity transmission	(1)	(7)	(12,021)
(Decrease) increase in post closure reclamation and remediation costs	(273)	1,027	836
Realized gain related to sale of mining properties	—	(100)	(3,292)
Write off of loan commitment fees (warrant)	—	11,472	11,472
Gain on forgiveness of debt (interest on bridge loan)	—	(804)	(804)
Constructive receipt of break fee	—	(10,000)	(10,000)
Write-off of debt issuance costs	—	6,420	6,420
Write downs of development and deposits	—	—	8,819
Services and expenses paid with common stock	—	—	1,990
Warrant repricing	—	—	965
Net cash used by operating activities	(6,101)	(13,028)	(137,823)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase and development of mining properties, land and water rights	(7,042)	(31,896)	(183,906)
Deposits on property, plant and equipment	(746)	(3,615)	(74,500)
Proceeds from option to purchase agreement	—	400	4,100
(Increase) in restricted cash held for reclamation bonds	(10)	—	(5,851)
(Increase) in restricted cash - EMLLC	—	—	(36,000)
Cash provided by sale of marketable securities	—	—	109
Net cash used by investing activities	(7,798)	(35,111)	(296,048)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash proceeds from POS-Minerals Corporation	440	6,880	211,374
(Decrease) in leased assets, net	(195)	(110)	(455)
Stock proceeds, net of issuance costs, and restricted stock net share settlement	(11)	49	228,340
Capitalized debt issuance costs	—	(702)	(4,420)
Proceeds from debt	—	—	10,000
Cash paid to POS-Minerals Corporation for purchase price adjustment	—	—	(2,994)
Net cash provided by financing activities	234	6,117	441,845
Net (decrease) increase in cash and cash equivalents	(13,665)	(42,022)	7,974
Cash and cash equivalents, beginning of period	21,685	68,331	46
Cash and cash equivalents, end of period	$8,020	$26,309	$8,020
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Equity compensation capitalized as development	$590	733	$8,765
Change in accrued portion of deposits on property, plant and equipment	(717)	—	(717)
Installment purchase of equipment and land	—	74	139
Accrued portion of advance royalties	500	500	5,700
Accrued payments to the Agricultural Sustainability Trust	—	—	4,000
Post closure reclamation and remediation costs, reclamation bond, and accounts payable assumed in an acquisition	—	—	754
Common stock and warrants issued for property and equipment	—	—	1,586

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

We were in the exploration stage from January 1, 2002 until October 4, 2007, when our Board of Directors (“Board”) approved the development of the Mt. Hope molybdenum property (“Mt. Hope Project”) in Eureka County, Nevada.  The Company is now in the development stage and is in the process of obtaining financing for the development of the Mt. Hope Project.

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

In addition, as commercial production at the Mt. Hope Project was not achieved by December 31, 2011, the LLC will be required to return to POS-Minerals $36.0 million of its capital contributions, with no corresponding reduction in POS-Minerals’ ownership percentage.  This return of contributions payment is contingent upon the commencement of commercial production, as defined in the LLC Agreement, and will be due 20 days thereafter.  Based on our current plan, subject to availability of full financing for construction of the Mt. Hope Project, we anticipate commercial production will be achieved following a 20 — 24 month construction period.  Nevada Moly is obligated under the terms of the LLC Agreement to make capital contributions to the LLC to fund the return of contributions to POS-Minerals upon achievement of commercial production (i.e. when the contingency is resolved).  If Nevada Moly does not fund its additional capital contribution in order for the LLC to return to POS-Minerals $36.0 million of its total capital contributions, POS-Minerals has an election to either make a secured loan to the LLC to fund the return of contributions, or receive an additional interest in the LLC of approximately 5%.  In the latter case, Nevada Moly’s interest in the LLC is subject to dilution by a percentage equal to the ratio of 1.5 times the amount of the unpaid return of contributions over the aggregate amount of deemed capital contributions (as determined under the LLC Agreement) of both parties to the LLC (“Dilution Formula”).  At September 30, 2014, the aggregate amount of deemed capital contributions of both parties was $1,072.3 million.

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

In November 2012, the Company and POS-Minerals began making monthly pro rata capital contributions to the LLC to fund costs incurred as required by the LLC Agreement.  The interest of a party in the LLC that does not make its monthly pro rata capital contributions to fund costs incurred is subject to dilution based on the Dilution Formula.  The Company and POS-Minerals consented, effective July 1, 2013, to Nevada Moly accepting financial responsibility for POS-Minerals’ 20% interest in costs related to Nevada Moly’s compensation and reimbursement as Manager of the LLC, and certain owners’ costs associated with Nevada Moly’s ongoing progress to complete project financing for its 80% interest, resulting in $2.9 million paid by Nevada Moly on behalf of POS-Minerals during the term of the consensual agreement, which ended on June 30, 2014.  Effective July 1, 2014, POS-Minerals has once again contributed its 20% interest in all costs incurred by the LLC.  Subject to the terms above, all required monthly contributions have been made by both parties.

Termination of Agreements with Hanlong (USA) Mining Investment Inc.

In March 2010, we signed a series of agreements with Hanlong (USA) Mining Investment, Inc. (“Hanlong”), an affiliate of Sichuan Hanlong Group, a privately held Chinese company.  The agreements formed the basis of a $745 million transaction that was intended to provide the Company with adequate capital to contribute its 80% share of costs to develop the Mt. Hope Project.  The agreements included a Securities Purchase Agreement (the “Purchase Agreement”) that provided for the sale to Hanlong of shares of our common stock in two tranches that would have aggregated 25% of our outstanding stock on a fully diluted basis, conditioned on Hanlong procuring a project financing Term Loan from a Chinese bank; a Stockholder Agreement that provided Hanlong representation on our Board, governed how Hanlong would vote its shares of the Company, and limited Hanlong’s ability to purchase or dispose of our securities; and a Bridge Loan whereby Hanlong provided $10 million to the Company to preserve liquidity until availability of the Term Loan.  Pursuant to the Purchase Agreement, in December, 2010, we issued 11.8 million shares of common stock for the first tranche to Hanlong, for a purchase price of $40 million.  After the share purchase, Hanlong became entitled to nominate one director to serve on our Board, and Nelson Chen was designated by Hanlong to serve in that capacity.  We granted Hanlong registration rights with respect to those shares.  The Company filed a Registration Statement on Form S-3 in December 2013, which, among other transactions included registration of the Hanlong shares, thereby allowing Hanlong to sell their shares to a third party.  The registration statement was declared effective on January 29, 2014.

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

In connection with the termination of the Hanlong agreements, most of the provisions of the Stockholder Agreement were also terminated.  Under the continuing provisions of the Stockholder Agreement, Hanlong’s right to designate one nominee to the Board continues until such time that Hanlong’s ownership percentage falls below 10%.  As of September 30, 2014, Hanlong owns approximately 13% of our outstanding common stock.  In June, 2013, the Board recommended the election of Mr. Chen as a Class III member, in the Board’s slate of nominees submitted to our stockholders, pursuant to the Stockholder Agreement.  He was elected by a vote of the stockholders at the Company’s 2013 Annual Meeting of Stockholders for a three-year term, expiring in June 2016.

NOTE 2 — LIQUIDITY

Our consolidated cash balance at September 30, 2014, was $8.0 million compared to $21.7 million at December 31, 2013, with the decrease primarily attributed to Mt. Hope Project spend and general and administrative expenses.

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

In order to preserve our cash liquidity, effective September 7, 2013, we implemented a cost reduction and personnel retention program, which included reductions in base cash compensation for our executive officers, senior management employees and members of the Board.  Cash compensation for our Chief Executive Officer was reduced by 25%, with other senior officers and employees receiving 10 — 20% salary reductions and non-employee directors receiving a 25% decrease in cash compensation for annual retainer and meeting fees.  The Board also approved cash and equity incentives for the executive officers who remain with the Company through the earliest to occur of a financing plan for the Mt. Hope Project approved by the Board, a Change of Control (as defined in the employment or change of control agreements between the Company and each of our executive officers); involuntary termination (absent cause); or January 15, 2015 (the “Vesting Date”), and a personnel retention program providing cash and equity incentives for other employees who remain with the Company.  Under this plan, we estimate that we will pay $1.8 million upon the earliest of occurrence of the aforementioned events.  Also, in a further cost reduction effort, the Board was reduced to seven members effective December 31, 2013, with the retirement of three Board members.

We continue to work with our long-lead vendors to defer timing of contractual payments for mining and milling equipment in order to preserve current liquidity.  The following table sets forth the LLC’s cash commitments under these equipment contracts (collectively, “Purchase Contracts”) at September 30, 2014 (in millions):

Year	As of September 30, 2014 *
2014	$—
2015	13.3
2016	1.4
Total	$14.7

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

Through September 30, 2014, the LLC has made deposits and/or final payments of $74.1 million on equipment orders.  Of these deposits, $64.3 million relate to fully fabricated items, primarily milling equipment, for which the LLC has additional contractual commitments of $14.7 million noted in the table above.  The remaining $9.8 million reflects both partially fabricated milling equipment, and non-refundable deposits on mining equipment.  As discussed in Note 11, the mining equipment agreements remain cancellable with no further liability to the LLC. The underlying value and recoverability of these deposits and our mining properties in our consolidated balance sheets are dependent on the LLC’s ability to fund development activities that would lead to profitable production and positive cash flow from operations, or proceeds from the disposition of these assets. There can be no assurance that the LLC will be successful in generating future profitable operations, disposing of these assets or the Company securing additional funding in the future on terms acceptable to us or at all.  Our consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded assets or liabilities.

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

Based on our commitments as of September 30, 2014, we expect to make additional payments for reclamation bonding costs of $0.5 million and advance royalties of $0.5 million through the end of 2014.  With our cash conservation plan, our non-equipment related cash requirements have declined to approximately $1.5 million per month.  Accordingly, based on our current cash on hand and our ongoing cash conservation plan, the Company expects it will have adequate liquidity through the end of 2014.  However, additional financing will be required to meet commitments and operating costs beginning in the latter part of the first quarter of 2015.

Potential funding sources include public or private equity offerings, arranging for use of restricted cash, or sale of non-core assets owned by the Company.  There is no assurance that the Company will be successful in securing additional funding.  If we are unable to obtain additional financing, there is substantial doubt that we would continue as a going concern.  This could result in further cost reductions, contract cancellations, and potential delays which ultimately may jeopardize the timing of the development of the Mt. Hope Project.

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

Accounting Method

Our financial statements are prepared using the accrual basis of accounting in accordance with GAAP.  With the exception of the LLC, all of our subsidiaries are wholly owned.  In February 2008, we entered into the LLC Agreement, which established our ownership interest in the LLC at 80%.  The consolidated financial statements include all of our wholly owned subsidiaries and the LLC.  The POS-Minerals contributions attributable to their 20% interest are shown as Contingently Redeemable Noncontrolling Interest on the Consolidated Balance Sheet.  The net loss attributable to contingently redeemable noncontrolling interest is reflected separately on the Consolidated Statement of Operations and reduces the Contingently Redeemable Noncontrolling Interest on the Consolidated Balance Sheet.  Net losses of the LLC are attributable to the owners of the LLC based on their respective ownership percentages in the LLC.  For the three and nine months presented herein, there were no such losses.

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

Basic and Diluted Net Loss Per Share

Net loss per share was computed by dividing the net loss attributable to General Moly by the weighted average number of shares outstanding during the period.  The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  Outstanding awards as of September 30, 2014 and 2013, respectively, were as follows:

	September 30, 2014	September 30, 2013
Warrants	1,000,000	1,000,000
Stock Options	381,112	674,999
Unvested Stock Awards	2,197,930	2,122,588
Stock Appreciation Rights	2,096,653	1,610,847

Diluted income (loss) per share is computed similarly except that weighted average common shares outstanding is increased to reflect all dilutive instruments.  Options and warrants outstanding and stock appreciation rights representing 1,250,847 at September 30, 2013 were not included in the diluted weighted average common shares because their exercise prices exceeded the average price of the Company’s common stock for the three months then ended.  The weighted average potential dilutive shares of unvested stock awards of 292,748 and stock appreciation rights of 199,390 were included in the total weighted average shares outstanding.  Options and warrants outstanding, unvested stock awards and stock appreciation rights were not included in the computation of diluted loss per share at September 30, 2014 for the three months then ended and September 30, 2014 and September 30, 2013 for the nine months then ended because to do so would have been anti-dilutive.

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

At September 30, 2014 and 2013, accumulated depreciation and amortization was $2.3 and $2.0 million, respectively, of which $2.0 and $1.7 million, respectively, was capitalized.

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

Presentation of Financial Statements — Going Concern (Topic 205):  Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements — Going Concern (Topic 205):  Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  The update requires management to evaluate whether there are conditions and events that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date the financial statements are issued and requires additional disclosures documenting such evaluation.  The Company is currently reviewing the standard to determine the appropriate timing for adoption.

NOTE 4 — MINING PROPERTIES, LAND AND WATER RIGHTS

We currently have interests in two mining properties that are the primary focus of the Company.  The Mt. Hope Project is currently in the development stage and the Liberty Project is in the exploration and evaluation stage.  We also have certain other, non-core, mining properties that are being held for future development or sale.  The following is a summary of mining properties, land and water rights at September 30, 2014 and December 31, 2013 (in thousands):

	At September 30, 2014	At December 31, 2013
Mt. Hope Project:
Development costs	$163,966	$156,436
Mineral, land and water rights	11,728	11,728
Advance Royalties	28,800	28,300
Total Mt. Hope Project	204,494	196,464
Total Liberty Project	9,702	9,706
Other Properties	81	81
Total	$214,277	$206,251

Development costs and Deposits on project property, plant and equipment

Development costs of $164.0 million include hydrology and drilling costs, expenditures to further the permitting process, capitalized salaries, project engineering costs, and other expenditures required to fully develop the Mt. Hope Project.  Deposits on project property, plant and equipment of $74.1 million represent ongoing progress payments on equipment orders for the custom-built grinding and milling equipment, related electric mill drives, and other processing equipment that require the longest lead times.

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

The following table shows asset retirement obligations for future mine closure and reclamation costs in connection with the Mt. Hope Project and within the boundaries of the Plan of Operations (“PoO”):

At September 30, 2014 (in thousands)
At December 31, 2013	$1,112
Additions	—
Adjustments *	(266)
At September 30, 2014	$846

*  Includes annual changes to the escalation rate, the market-risk premium rate, or reclamation time periods

The estimated future reclamation costs for the Mt. Hope Project have been discounted using a rate of 8%.  The total inflated and undiscounted estimated reclamation costs associated with current disturbance under the PoO at the Mt. Hope Project were $7.9 million at September 30, 2014.

The LLC is required by U.S. federal and state laws to provide financial assurance sufficient to allow a third party to implement approved closure and reclamation plans if the LLC is unable to do so.  The laws govern the determination of the scope and cost of the closure, and the amount and forms of financial assurance.  As of September 30, 2014, the LLC has provided the appropriate regulatory authorities with $73.4 million in reclamation financial guarantees through the posting of surety bonds for reclamation of the Mt. Hope Project as approved in the ROD.  As of September 30, 2014, we had $5.6 million in cash deposits associated with these bonds, which are specific to the PoO disturbance and accounted for as restricted cash and are unrelated to the inflated and undiscounted liability referenced above.

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

	Mt. Hope Project outside PoO boundary	Liberty
	(in thousands)
At December 31, 2013	$81	$125
Additions	—	—
Adjustments *	—	(7)
At September 30, 2014	$81	$118

*  Includes reduced / reclaimed disturbance, BLM rate changes, and transfer into the approved PoO

NOTE 6 — COMMON STOCK UNITS, COMMON STOCK AND COMMON STOCK WARRANTS

During the three and nine months ended September 30, 2014, respectively, we issued 35,080 and 150,358 shares of common stock pursuant to stock awards under the 2006 Equity Incentive Plan.  All warrants outstanding at September 30, 2014 are exercisable at $5.00 per share once the Company has received financing necessary for the commencement of commercial production at the Mt. Hope Project and will expire one year thereafter.

Pursuant to our Certificate of Incorporation, we are authorized to issue 200,000,000 shares of $0.001 par value common stock.  All shares have equal voting rights, are non-assessable and have one vote per share.  Voting rights are not cumulative and therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

NOTE 7 — PREFERRED STOCK

Pursuant to our Certificate of Incorporation we are authorized to issue 10,000,000 shares of $0.001 per share par value preferred stock.  The authorized but unissued shares of preferred stock may be issued in designated series from time to time by one or more resolutions adopted by the Board.  The Board has the authority to determine the preferences, limitations and relative rights of each series of preferred stock.  At September 30, 2014, no shares of preferred stock were issued or outstanding.

NOTE 8 — EQUITY INCENTIVES

In 2006, the Board and shareholders of the Company approved the 2006 Equity Incentive Plan (“2006 Plan”) that replaced the 2003 Equity Incentive Plan (“2003 Plan”).  In May 2010, our shareholders approved an amendment to the 2006 Plan increasing the number of shares that may be issued under the plan by 4,500,000 shares to 9,600,000 shares.  The 2006 Plan authorizes the Board, or a committee of the Board, to issue or transfer up to an aggregate of 9,600,000 shares of common stock, of which 1,495,143 remain available for issuance as of September 30, 2014.  Awards under the 2006 Plan may include incentive stock options, non-statutory stock options, restricted stock units, restricted stock awards, and stock appreciation rights (“SARs”).  At the option of the Board, SARs may be settled with cash, shares, or a combination of cash and shares.  The Company settles the exercise of other stock-based compensation with newly issued common shares.

Stock-based compensation cost is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes option pricing model and is recognized as compensation ratably on a straight-line basis over the requisite vesting/service period.  As of September 30, 2014, there was $2.6 million of total unrecognized compensation cost related to share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.5 years.

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

At September 30, 2014, the aggregate intrinsic value of outstanding and exercisable (fully vested) stock options and SARs was nil and had a weighted-average remaining contractual term of 1.7 years.  No stock options or SARs were exercised during the nine months ended September 30, 2014.

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

The compensation expense recognized by the Company for Stock Awards is based on the closing market price of the Company’s common stock on the date of grant.  For the nine months ended September 30, 2014, the weighted-average grant date fair value for Stock Awards was $1.42.  The total fair value of stock awards vested during 2014 is $0.2 million.

Summary of Equity Incentive Awards

The following table summarizes activity under the Plans during the nine months ended September 30, 2014:

	Stock Options		SARs		Stock Awards
	Weighted Average Exercise Price	Number of Shares Under Option	Weighted Average Strike Price	Number of Shares Under Option	Weighted Average Grant Price	Number of Shares
Balance at January 1, 2014	$7.44	544,999	$2.79	2,096,653	$2.70	2,280,890
Awards Granted	—	—	—	—	1.42	95,000
Awards Exercised or Earned	—	—	—	—	2.04	(156,158)
Awards Forfeited	—	—	—	—	2.39	(21,802)
Awards Expired	6.57	(163,887)	—	—	—	—
Balance at September 30, 2014	$7.81	381,112	2.79	2,096,653	2.69	2,197,930

Exercisable at September 30, 2014	$8.73	231,112	2.06	571,745

A summary of the status of the non-vested awards as of September 30, 2014 and changes during the nine months then ended is presented below:

	Stock Options		SARs		Stock Awards
	Weighted Average Fair Value	Number of Shares Under Option	Weighted Average Fair Value	Number of Shares Under Option	Weighted Average Fair Value	Number of Shares
Balance at January 1, 2014	$6.40	150,000	$3.06	1,524,908	$2.70	2,280,890
Awards Granted	—	—	—	—	1.42	95,000
Awards Vested or Earned	—	—	—	—	2.04	(156,158)
Awards Forfeited	—	—	—	—	2.39	(21,802)
Balance at September 30, 2014	$6.40	150,000	3.06	1,524,908	2.69	2,197,930

Compensation Cost Recognized and Capitalized Related to Equity Incentives

Summary of Compensation Cost Recognized and Capitalized related to Equity Incentives for the Period ended (in thousands):	September 30, 2014	December 31, 2013
Stock Options	$—	$—
SARs:
Performance based	411	417
Vesting over time	73	146
Stock Awards:
Performance based	998	810
Vesting over time	378	933
Board of Directors and Secretary	135	601
Total	$1,995	$2,907
Included in:
Capitalized as Development	590	1,078
Expensed	1,405	1,829
Total	$1,995	$2,907

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

NOTE 9 — CHANGES IN CONTINGENTLY REDEEMABLE NONCONTROLLING INTEREST AND EQUITY

	Activity for Nine Months Ended
Changes in CRNCI (in thousands)	September 30, 2014	September 30, 2013
Total CRNCI January 1, 2014, & 2013, respectively	$209,007	$201,880
Plus: Capital Contributions Attributable to CRNCI	440	6,880
Total CRNCI September 30, 2014, and 2013, respectively	$209,447	$208,760

	Activity for Nine Months Ended
Changes in Equity (in thousands)	September 30, 2014	September 30, 2013
Common stock:
At beginning of period	92	91
Stock Awards	—	1
At end of period	92	92

Additional paid-in capital:
At beginning of period	273,857	270,902
Exercised options	—	48
Restricted stock net share settlement	(11)	—
Stock based compensation	1,995	2,158
At end of period	275,841	273,108
Accumulated deficit:
At beginning of period	(139,157)	(122,853)
Consolidated net loss	(8,424)	(14,742)
At end of period	(147,581)	(137,595)

Total Equity September 30, 2014, and 2013, respectively	$128,352	$135,605

NOTE 10 — INCOME TAXES

At September 30, 2014 and December 31, 2013 we had deferred tax assets principally arising from the net operating loss carry-forwards for income tax purposes multiplied by an expected rate of 35%. As management of the Company cannot determine that it is more likely than not that we will realize the benefit of the deferred tax assets, a valuation allowance equal to the net deferred tax asset has been established at September 30, 2014 and December 31, 2013. The significant components of the deferred tax asset at September 30, 2014 and December 31, 2013 were as follows (in thousands):

	September 30, 2014	December 31, 2013
Operating loss carry forward	$206,874	$195,733
Unamortized exploration expense	7,759	8,388
Fixed asset depreciation	(62)	(46)
Deductible stock based compensation	3,183	3,264
Other	210	220
Deductible temporary difference	$217,964	$207,559
Taxable temporary difference — Investment in EMLLC	$(115,195)	$(109,699)
Net deductible temporary difference	$102,769	$97,860
Deferred tax asset	$35,969	$34,251
Deferred tax asset valuation allowance	$(35,969)	$(34,251)
Net deferred tax asset	$—	$—

At September 30, 2014 and December 31, 2013 we had net operating loss carry-forwards of approximately $206.9 million and $195.7 million, respectively, which expire in the years 2021 through 2034.  The change in the allowance account from December 31, 2013 to September 30, 2014 was $1.7 million.

As of September 30, 2014 and December 31, 2013, the Company had no unrecognized tax benefits.  There was no change in the amount of unrecognized tax benefits as a result of tax positions taken during the year or in prior periods or due to settlements with taxing authorities or lapses of applicable statues of limitations.  The Company is open to federal and state tax audits until the applicable statutes of limitations expire.

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

The Lease Agreement requires a payment of 3% of certain construction capital costs, defined in the Lease Agreement as the Capital Construction Cost Estimate (the “Estimate”).  The Estimate payment is treated as an Advance Royalty payment under the Lease Agreement.  The LLC is obligated to pay a portion of the Estimate each time capital is raised for the Mt. Hope Project based on 3% of the expected capital to be used for those certain construction capital costs defined in the lease.  Through September 30, 2014, we have paid $23.1 million of the total Estimate and accrued an additional $5.7 million.  A final reconciliation payment on the Estimate will be due following the commencement of commercial production, after as-built costs are definitively determined.  Based on the revised capital estimate discussed in Item 2 - Management’s Discussion & Analysis and the current proposed timeline for the commencement of commercial production, the LLC estimates that an additional $4.2 million will be due in 2017, which has been accrued as of September 30, 2014.  The capital estimates may be subject to escalation in the event the Company experiences delays in achieving full financing for the Mt. Hope Project.

The LLC is also obligated to make a minimum annual advance royalty payment (“Annual Advance Royalty”) of $0.5 million each October 19 for any year wherein commercial production has not been achieved or the MHMI Production Royalty (as hereinafter defined) is less than $0.5 million.  As commercial production is not anticipated to commence until late 2016, the LLC has accrued $1.5 million in Annual Advance Royalty payments, of which $0.5 million was paid in October 2014 and the remaining $1.0 million will be due in two $0.5 million installments in October 2015 and 2016, respectively.  The Estimate and the Annual Advance Royalty are collectively referred to as the “Advance Royalties.”  All Advance Royalties are credited against the MHMI Production Royalties once the mine has achieved commercial production.  After the mine begins production, the LLC estimates that the MHMI Production Royalties will be in excess of the Annual Advance Royalties for the life of the Mt. Hope Project and, further, the Estimate will be credited against MHMI Production Royalties owed at the rate of 50% of MHMI Production Royalties on an annual basis until fully consumed.  Assuming a $12 molybdenum price, the Annual Advance Royalties will be consumed within the first five years of commercial production.

Deposits on project property, plant and equipment

At September 30, 2014, the LLC has active orders with varying stages of fabrication on milling process equipment comprised of two 230kV primary transformers and substation, a primary crusher, a semi-autogenous mill, two ball mills, and various motors for the mills.  In late 2012 and early 2013, the LLC made additional commitments for wellfield materials and equipment, and placed purchase orders for long-lead milling process equipment including the commitments for the engineering portion of flotation cells and roaster equipment.

The following table sets forth the LLC’s cash commitments under mining and milling equipment contracts (collectively, “Purchase Contracts”) at September 30, 2014 (in millions):

Year	As of September 30, 2014 *
2014	$—
2015	13.3
2016	1.4
Total	$14.7

*  All amounts are commitments of the LLC, and are to be funded 80% by Nevada Moly and 20% by POS-Minerals.

Equipment and Supply Procurement

Through September 30, 2014, the LLC has made deposits and/or final payments of $74.1 million on equipment orders, has spent approximately $184.9 million for the development of the Mt. Hope Project and has paid $12.0 million into an escrow arrangement for electricity transmission services, for a total Mt. Hope Project inception-to-date spend of $271.0 million.

In 2012, the LLC issued a firm purchase order for eighteen haul trucks.  The order provides for delivery of those haul trucks required to perform initial mine development, which will begin several months prior to commercial production.  Non-refundable down-payments of $1.2 million were made in 2012, with pricing subject to escalation as the trucks were not delivered prior to December 31, 2013.  During the third quarter of 2014, the LLC renegotiated the timelines for truck delivery, accepting a 4% price increase and delaying deliveries into December 2015.  The contract is cancellable with no further liability to the LLC.

Also in 2012, the LLC issued a firm purchase order for four mine production drills with a non-refundable down-payment of $0.4 million, and pricing was subject to escalation if the drills were not delivered by the end of 2013.  In the third quarter of 2014, the LLC accepted a change order which delayed delivery into December 2015 and triggered a $0.3 million price increase.  The contract remains cancellable with no further liability to the LLC.

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

Obligations under capital and operating leases

We have contractual operating leases that will require a total of $0.2 million in payments over the next three years.  Operating leases consist primarily of rents on office facilities and office equipment.  Our expected payments are nil, $0.1 million, and $0.1 million for the years ended December 31, 2014, 2015, and 2016, respectively.

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

The Trust may be funded by the LLC over several years based on the achievement of certain milestones, which are considered probable, and as such $4.0 million has been accrued in the Company’s September 30, 2014, financial statements and is included in mining properties, land, and water rights.

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

On November 16, 2012, the BLM issued its ROD authorizing development of the Mt. Hope Project.  The ROD approves the PoO for construction and operation of the mining and processing facilities and also grants the Rights-of-Way for a 230kV power transmission line, discussed below.  Monitoring and mitigation measures identified in the ROD developed in collaboration with the regulatory agencies involved throughout the permitting process will avoid, minimize, and mitigate environmental impacts, and reflect the Company’s commitment to be good stewards of the environment.

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

On July 23, 2014, the Court denied Plaintiffs’ motion for summary judgment in its entirety and on August 1, 2014 the Court entered judgment in favor of the Defendants and the LLC, and against Plaintiffs regarding all claims raised in the Complaint.

On September 22, 2014, the Plaintiffs filed their notice of appeal to the U.S. Court of Appeals for the Ninth Circuit of the District Court’s dismissal. Briefing by the parties will likely commence in the first quarter of 2015.  All Mt. Hope permits remain in effect and the Company is confident in the BLM’s process and will continue to vigorously defend this subsequent appeal of the ROD.

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

ITEM 2.                                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References made in this Quarterly Report on Form 10-Q to “we,” “us,” “our,” “Company,” or “General Moly” refer to General Moly, Inc.

The following discussion and analysis of our financial condition and results of operations constitutes management’s review of the factors that affected our financial and operating performance for three and nine months ended September 30, 2014, and 2013.  This discussion should be read in conjunction with the consolidated financial statements and notes thereto contained elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2013, which was filed on March 13, 2014.

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

Mt. Hope Project

In August, 2007, we completed a Bankable Feasibility Study (“Bankable Feasibility Study” or “BFS”) that provided data on the viability, expected economics, and production and cost estimates of the project.  Since publication of the BFS, we have revised several estimates, based primarily on engineering progress, which is approximately 65% complete at September 30, 2014.  Our current estimates for the Mt. Hope Project capital cost requirements are referred to as the “Project Capital Estimate” and our current estimates for the Mt. Hope Project operating costs are referred to as the “Project Operating Cost Estimate”.  On January 16, 2014, we filed a technical report (the “January 2014 Technical Report”) prepared in accordance with NI 43-101 for the Mt. Hope Project. The completed report estimates molybdenum reserves and resources, production, capital and operating cost parameters, along with project economics.

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

In addition, as commercial production at the Mt. Hope Project was not achieved by December 31, 2011, the LLC will be required to return to POS-Minerals $36.0 million of its capital contributions, with no corresponding reduction in POS-Minerals’ ownership percentage.  This return of contributions payment is contingent upon the commencement of commercial production, as defined in the LLC Agreement, and will be due 20 days thereafter.  Based on our current plan, subject to availability of full financing for construction of the Mt. Hope Project, we anticipate commercial production will be achieved following a 20 — 24 month construction period.  Nevada Moly is obligated under the terms of the LLC Agreement to make capital contributions to the LLC to fund the return of contributions to POS-Minerals upon achievement of commercial production (i.e. when the contingency is resolved).  If Nevada Moly does not fund its additional capital contribution in order for the LLC to return to POS-Minerals $36.0 million of its total capital contributions, POS-Minerals has an election to either make a secured loan to the LLC to fund the return of contributions, or receive an additional interest in the LLC of approximately 5%.  In the latter case, Nevada Moly’s interest in the LLC is subject to dilution by a percentage equal to the ratio of 1.5 times the amount of the unpaid return of contributions over the aggregate amount of deemed capital contributions (as determined under the LLC Agreement) of both parties to the LLC (“Dilution Formula”).  At September 30, 2014, the aggregate amount of deemed capital contributions of both parties was $1,072.3 million.

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

In November 2012, the Company and POS-Minerals began making monthly pro rata capital contributions to the LLC to fund costs incurred as required by the LLC Agreement.  The interest of a party in the LLC that does not make its monthly pro rata capital contributions to fund costs incurred is subject to dilution based on the Dilution Formula.  The Company and POS-Minerals consented, effective July 1, 2013, to Nevada Moly accepting financial responsibility for POS-Minerals’ 20% interest in costs related to Nevada Moly’s compensation and reimbursement as Manager of the LLC, and certain owners’ costs associated with Nevada Moly’s ongoing progress to complete project financing for its 80% interest, resulting in $2.9 million paid by Nevada Moly on behalf of POS-Minerals during the term of the consensual agreement, which ended on June 30, 2014.  Effective July 1, 2014, POS-Minerals has once again contributed its 20% interest in all costs incurred by the LLC.  Subject to the terms above, all required monthly contributions have been made by both parties.

Permitting Completion and Project Status

On November 16, 2012, the BLM issued its ROD authorizing development of the Mt. Hope Project.  The ROD approves the Plan of Operations (“PoO”) for construction and operation of the mining and processing facilities and also grants the Rights-of-Way for a 230kV power transmission line, discussed below.  Monitoring and mitigation measures identified in the ROD, developed in collaboration with the regulatory agencies involved throughout the permitting process, will avoid, minimize, and mitigate environmental impacts, and reflect the Company’s commitment to be good stewards of the environment.

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

On July 23, 2014, the Court denied Plaintiffs’ motion for summary judgment in its entirety and on August 1, 2014 the Court entered judgment in favor of the Defendants and the LLC, and against Plaintiffs regarding all claims raised in the Complaint.

On September 22, 2014, the Plaintiffs filed their notice of appeal to the U.S. Court of Appeals for the Ninth Circuit of the District Court’s dismissal. Briefing by the parties will likely commence in the first quarter of 2015.  All Mt. Hope permits remain in effect and the Company is confident in the BLM’s process and will continue to vigorously defend this subsequent appeal of the ROD.

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

The LLC initiated cultural clearance activities at the Mt. Hope Project in early December 2012 upon receipt of an Archaeological Resource Protection Act Permit issued by the State Archeologist at the Nevada State Office of the BLM.  Cultural clearance is an important component of the LLC’s commitment to environmental protection and will be completed before major earthworks are done in any of the construction areas. The LLC has cleared priority areas for initial construction and will continue mitigation throughout the disturbance footprint. Use of this phased approach is intended to allow the LLC to maintain uninterrupted construction progress once construction resumes, subject to obtaining financing for the Mt. Hope Project.

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

Capital & Operating Cost Estimates

The development of the Mt. Hope Project has a Project Capital Estimate of $1,312 million, which includes development costs of approximately $1,245 million and $67 million in cash financial guaranty/bonding requirements, advance royalty payments, and power pre-payment estimates.  These capital costs were updated in the third quarter of 2012, and were then escalated by approximately 3% in the third quarter of 2013, for those items not yet procured or committed to by contract.  The Mt. Hope Project has not materially changed in scope and is currently designed at approximately 65% engineering completion, with solid scope definition.  The pricing remains subject to escalation associated with equipment, construction labor and commodity price increases, and project delays, which will continue to be reviewed periodically.  The Project Capital Estimate does not include financing costs or amounts necessary to fund operating working capital and potential capital overruns, is subject to additional holding costs as the Company experiences delays in achieving its portion of financing for the Mt. Hope Project, and may be subject to other escalation and de-escalation as contracts and purchase arrangements are finalized at then current pricing.  From October 2007 through September 2014, the LLC spent approximately $271.0 million of the estimated $1,312 million on development of the Mt. Hope Project.

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

Equipment and Supply Procurement

Through September 30, 2014, the LLC has made deposits and/or final payments of $74.1 million on equipment orders, has spent approximately $184.9 million for the development of the Mt. Hope Project and has paid $12.0 million into an escrow arrangement for electricity transmission services, for a total Mt. Hope Project inception-to-date spend of $271.0 million.

In late 2012 and early 2013, the LLC made additional commitments for wellfield materials and equipment, and placed purchase orders for long-lead process equipment including the commitments for the engineering portion of flotation cells and roaster equipment.  Based on such commitments, at September 30, 2014, we expect to make additional payments of approximately $13.3 million in 2015 and $1.4 million in 2016.  Based on our current cash on hand and our ongoing cash conservation plan, the Company expects it will have adequate liquidity through the end of 2014.  However, additional financing will be required to meet commitments and operating costs in 2015.

In 2012, the LLC issued a firm purchase order for eighteen haul trucks.  The order provides for delivery of those haul trucks required to perform initial mine development, which will begin several months prior to commercial production.  Non-refundable down-payments of $1.2 million were made in 2012, with pricing subject to escalation as the trucks were not delivered prior to December 31, 2013.  During the third quarter of 2014, the LLC renegotiated the timelines for truck delivery, accepting a 4% price increase and delaying deliveries into December 2015.  The contract is cancellable with no further liability to the LLC.

Also in 2012, the LLC issued a firm purchase order for four mine production drills with a non-refundable down-payment of $0.4 million, and pricing was subject to escalation if the drills were not delivered by the end of 2013.  In the third quarter of 2014, the LLC accepted a change order, which delayed delivery into December 2015 and triggered a $0.3 million price increase.  The contract remains cancellable with no further liability to the LLC.

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

Termination of Agreements with Hanlong (USA) Mining Investment Inc.

In March 2010, we signed a series of agreements with Hanlong (USA) Mining Investment, Inc. (“Hanlong”), an affiliate of Sichuan Hanlong Group, a privately held Chinese company.  The agreements formed the basis of a $745 million transaction that was intended to provide the Company with adequate capital to contribute its 80% share of costs to develop the Mt. Hope Project.  The agreements included a Securities Purchase Agreement (the “Purchase Agreement”) that provided for the sale to Hanlong of shares of our common stock in two tranches that would have aggregated 25% of our outstanding stock on a fully diluted basis, conditioned on Hanlong procuring a project financing Term Loan from a Chinese bank; a Stockholder Agreement that provided Hanlong representation on our Board, governed how Hanlong would vote its shares of the Company, and limited Hanlong’s ability to purchase or dispose of our securities; and a Bridge Loan whereby Hanlong provided $10 million to the Company to preserve liquidity until availability of the Term Loan.  Pursuant to the Purchase Agreement, in December, 2010, we issued 11.8 million shares of common stock for the first tranche to Hanlong, for a purchase price of $40 million.  After the share purchase, Hanlong became entitled to nominate one director to serve on our Board, and Nelson Chen was designated by Hanlong to serve in that capacity.  We granted Hanlong registration rights with respect to those shares.  The Company filed a Registration Statement on Form S-3 in December 2013, which, among other transactions included registration of the Hanlong shares, thereby allowing Hanlong to sell their shares to a third party.  The registration statement was declared effective on January 29, 2014.

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

In connection with the termination of the Hanlong agreements, most of the provisions of the Stockholder Agreement were also terminated.  Under the continuing provisions of the Stockholder Agreement, Hanlong’s right to designate one nominee to the Board continues until such time that Hanlong’s ownership percentage falls below 10%.  As of September 30, 2014, Hanlong owns approximately 13% of our outstanding common stock.  In June, 2013, the Board recommended the election of Mr. Chen as a Class III member, in the Board’s slate of nominees submitted to our stockholders, pursuant to the Stockholder Agreement.  He was elected by a vote of the stockholders at the Company’s 2013 Annual Meeting of Stockholders for a three-year term, expiring in June 2016.

Molybdenum Market Update

The worldwide molybdenum price fluctuated between $5.33 per pound in 2003 to over $40.00 per pound in 2005 and traded in the mid-$30s per pound prior to October 2008, when prices fell from approximately $33.50 per pound to $7.70 per pound in April 2009 as a result of the global financial crisis.  Subsequent to April 2009, prices slowly rose finishing 2009 at $12.00 per pound and further increasing to finish 2010 at $16.40 per pound.  By the end of 2011, prices had pulled back to $13.30 per pound, decreased further to $11.50 per pound at the end of 2012 and declined to $9.75 per pound at the conclusion of 2013.  In 2014, molybdenum has traded in a range of $9.50 per pound to $15.10 per pound according to Ryan’s Notes, with performance for the first eight months of the year driven by tighter supply of material and solidifying downstream demand, particularly in the stainless steel, energy infrastructure and transportation industries. Beginning in September 2014, molybdenum price has experienced a sharp pullback reflecting softening spot market molybdenum demand and a strengthening U.S. dollar, amongst other factors.

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

Liquidity, Capital Resources and Capital Requirements

For the period from December 31, 2013 to September 30, 2014

Our total consolidated cash balance at September 30, 2014 was $8.0 million compared to $21.7 million at December 31, 2013.  The decrease in our cash balances for the nine months ended September 30, 2014 was due primarily to Mt. Hope Project spend, Liberty PFS spend and general and administrative expenditures incurred of $14.1 million offset by the receipt of ongoing cash contributions received from POS-Minerals of $0.4 million.

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

Based on our commitments as of September 30, 2014, we expect to make additional payments of approximately $13.3 million under milling process equipment orders in 2015 and $1.4 million in 2016.  With our cash conservation plan, our non-equipment related cash requirements have declined to approximately $1.5 million per month.  Accordingly, based on our current cash on hand and our ongoing cash conservation plan, the Company expects it will have adequate liquidity through the end of 2014.  However, additional financing will be required to meet commitments and operating costs beginning in the first quarter of 2015.

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

Total assets as of September 30, 2014 decreased to $354.7 million compared to $360.7 million as of December 31, 2013 primarily due to cash spent on general & administrative requirements.

Other Capital Requirements

We also require additional capital to maintain our mining claims and other rights related to the Liberty Project, as well as continue payment of ongoing general and administrative costs associated with supporting our planned operations.  As discussed in Note 2 to the consolidated financial statements, and as noted above, the Company expects it will have adequate liquidity through the end of 2014.  However, additional funding will be required to meet commitments and operating costs beginning in the latter part of the first quarter of 2015.  Potential funding sources include public or private equity offerings, arranging for use of restricted cash, or sale of non-core assets owned by the Company.  There is no assurance that the Company will be successful in securing additional funding.  If we are unable to obtain additional financing, there is substantial doubt that we would continue as a going concern.  This could result in further cost reductions, contract cancellations, and potential delays which ultimately may jeopardize the timing of the development of the Mt. Hope Project.

In order to preserve our cash liquidity, effective September 7, 2013, we implemented a cost reduction and personnel retention program, which included reductions in base cash compensation for our executive officers, senior management employees and members of the Board.  Cash compensation for our Chief Executive Officer was reduced by 25%, with other senior officers and employees receiving 10 — 20% salary reductions and non-employee directors receiving a 25% decrease in cash compensation for annual retainer and meeting fees.  The Board also approved cash and equity incentives for the executive officers who remain with the

Company through the earliest to occur of a financing plan for the Mt. Hope Project approved by the Board, a Change of Control (as defined in the employment or change of control agreements between the Company and each of our executive officers); involuntary termination (absent cause); or January 15, 2015 (the “Vesting Date”), and a personnel retention program providing cash and equity incentives for other employees who remain with the Company.  Under this plan, we estimate that we will pay $1.8 million upon the earliest occurrence of the aforementioned events.  Also, in a further cost reduction effort, the Board was reduced to seven members effective December 31, 2013, with the retirement of three Board members.

Results of Operations

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

For the three months ended September 30, 2014 we had a consolidated net loss of $3.2 million compared with consolidated net income of $2.6 million in the same period for 2013.  The 2013 net income includes the constructive receipt of the Hanlong break fee for $10.0 million, forgiveness of debt of bridge loan interest for $0.8 million and $6.4 million write off of debt issuance costs.

For the three months ended September 30, 2014 and 2013, exploration and evaluation expenses were $0.7 million and $0.4 million, respectively, as the Liberty Project remained largely in a care and maintenance mode during 2013 and the early part of 2014.  During the third quarter of 2014, the Company completed work on the PFS at Liberty resulting in an increase of $0.3 million in exploration and evaluation expenses for the three months ended September 30, 2014 as compared to the comparable prior year period.

For the three months ended September 30, 2014 and 2013, general and administrative expenses were $2.6 million and $1.4 million, respectively, as a result of legal and technical support costs for ongoing financing efforts and costs associated with our employee retention plan.

For the three months ended September 30, 2014 and 2013, constructive receipt of break fee was nil and $10.0 million and forgiveness of debt of bridge loan interest was nil and $0.8 million, respectively, as a result of the termination of the Hanlong agreements in August 2013.

For the three months ended September 30, 2014 and 2013, write off of debt issuance costs was nil and $6.4 million, respectively, as a result of the termination of the Hanlong agreements in August 2013.

For the three months ended September 30, 2014 and 2013, interest income was nil as a result of low deposit interest rates on consolidated cash balances in 2014 and 2013.

Interest expense for the three months ended September 30, 2014 and 2013 was nil.

Nine months ended September 30, 2014, compared to nine months ended September 30, 2013

For the nine months ended September 30, 2014, we had a consolidated net loss of $8.4 million compared with a consolidated net loss of $14.7 million in the same period for 2013.  The 2013 net loss includes the constructive receipt of the Hanlong break fee for $10.0 million, forgiveness of debt of bridge loan interest for $0.8 million, write down of warrant expense of $11.5 million and $6.4 million write off of debt issuance costs.

For the nine months ended September 30, 2014, and 2013, exploration and evaluation expenses at the Liberty Project were $1.8 million and $0.7 million, respectively reflecting increased external spend for the pre-feasibility study of approximately $0.6 million and additional labor cost relating to the project during 2014.

For the nine months ended September 30, 2014, and 2013, general and administrative expenses were $6.7 million and $6.3 million, respectively.  The increase in costs compared to the previous year is due to legal and technical support costs for ongoing financing efforts and costs associated with our employee retention plan.

For the nine months ended September 30, 2014 and 2013, write down of warrant expense was nil and $11.5 million, respectively, as a result of the write off of loan commitment costs associated with the warrants issued to Hanlong in connection with the Sub Debt Facility in 2013.  The unamortized value of the warrants was written off upon termination of the warrant.

For the nine months ended September 30, 2014 and 2013, constructive receipt of break fee was nil and $10.0 million and forgiveness of debt of bridge loan interest was nil and $0.8 million, respectively, as a result of the termination of the Hanlong agreements in August 2013.

For the nine months ended September 30, 2014 and 2013, write off of debt issuance costs was nil and $6.4 million, respectively, as a result of the termination of the Hanlong agreements in August 2013.

Interest income was nil for the nine months ended September 30, 2014, and 2013, as a result of substantially lower interest rates and lower consolidated cash balances during that time period.  Interest expense was nil and $0.8 million for the nine months ended September 30, 2014, and 2013 as a result of interest accrued on the bridge loan outstanding and amortization of loan commitment costs related to the Hanlong warrants in 2013.

Contractual Obligations

Our contractual obligations as of September 30, 2014 were as follows:

	Payments due by period (in millions)
Contractual obligations *	Total	2014	2015 - 2016	2017 - 2020	2020 & Beyond
Operating Lease Obligations	0.2	—	0.2	—	—
Agricultural Sustainability Trust Contributions	4.0	—	2.0	2.0	—
Equipment Purchase Contracts	14.7	—	14.7	—	—
Advance Royalties	5.7	0.5	1.0	4.2	—
Reclamation Surety Bonding	11.6	0.5	11.1	—	—
3M Plan Contributions	1.0	—	0.3	0.7	—
Total	$37.2	$1.0	$29.3	$6.9	—

* With the exception of $0.2 million in operating lease obligations (nil in 2014 and $0.2 million in 2015 - 2016), all amounts are commitments of the LLC, and are to be funded 80% by Nevada Moly and 20% by POS-Minerals.

The following table sets forth the LLC’s cash commitments under mining and milling equipment contracts (collectively, “Purchase Contracts”) at September 30, 2014 (in millions):

Period	Cash Commitments Under Equipment Purchase Contracts as of September 30, 2014 *
4th Quarter 2014	—
Total 2014	—
1st Quarter 2015	10.0
2nd Quarter 2015	2.9
3rd Quarter 2015	0.4
4th Quarter 2015	—
Total 2015	13.3
2016	1.4
2017	—
Total	$14.7

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

Through September 30, 2014, the LLC has made deposits and/or final payments of $74.1 million on equipment orders.  Of these deposits, $64.3 million relate to fully fabricated items, primarily milling equipment, for which the LLC has additional contractual commitments of $14.7 million noted in the table above.  The remaining $9.8 million reflects both partially fabricated milling equipment, and non-refundable deposits on mining equipment.  As discussed in Note 11 to the consolidated financial statements contained elsewhere in this report, the mining equipment agreements remain cancellable with no further liability to the LLC. The underlying value and recoverability of these deposits and our mining properties in our consolidated balance sheets are dependent on the LLC’s ability to fund development activities that would lead to profitable production and positive cash flow from operations, or proceeds from the disposition of these assets. There can be no assurance that the LLC will be successful in generating future profitable operations, disposing of these assets or the Company securing additional funding in the future on terms acceptable to us or at all.  Our audited consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded assets or liabilities.

Obligations under capital and operating leases

We have contractual operating leases that will require a total of $0.2 million in payments over the next three years.  Operating leases consist primarily of rents on office facilities and office equipment.  Our expected payments are nil, $0.1 million, and $0.1 million for the years ended December 31, 2014, 2015, and 2016, respectively.

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

The Trust may be funded by the LLC over several years based on the achievement of certain milestones, which are considered probable, and as such $4.0 million has been accrued in the Company’s September 30, 2014, financial statements and is included in mining properties, land, and water rights.

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

Interest Rate Risk

As of September 30, 2014, we had a balance of cash and cash equivalents of $8.0 million and restricted cash of $54.4 million.  Interest rates on short term, highly liquid investments have not changed materially since 2010, and continue to be 1% or less on an annualized basis.

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

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On July 23, 2014, the Court denied Plaintiffs’ motion for summary judgment in its entirety and on August 1, 2014 the Court entered judgment in favor of the Defendants and the LLC, and against Plaintiffs regarding all claims raised in the Complaint.

On September 22, 2014, the Plaintiffs filed their notice of appeal to the U.S. Court of Appeals for the Ninth Circuit of the District Court’s dismissal. Briefing by the parties will likely commence in the first quarter of 2015.  All Mt. Hope permits remain in effect and the Company is confident in the BLM’s process and will continue to vigorously defend this subsequent appeal of the ROD.

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

Dated: November 3, 2014

GENERAL MOLY, INC.

By:	/s/ David A. Chaput
David A. Chaput
Chief Financial Officer and Duly Authorized Officer