Form 10-K
period 2014-12-31
General Moly, Inc
filed 2015-03-11
CIK 1275229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2014, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $70,113,669 based on the closing price as reported on the NYSE MKT.

As of March 5, 2015, 93,088,979 shares of the registrant’s common stock, par value of $0.001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement to be used in connection with its Annual Meeting of Stockholders and to be filed within 120 days of December 31, 2014 are incorporated by reference into Part III, Items 10-14, of this report on Form 10-K.

PART I

ITEMS 1. & 2.              BUSINESS AND PROPERTIES

The Company

References made in this Annual Report on Form 10-K to “we,” “our,” “us,” and the “Company” refer to General Moly, Inc. and its consolidated subsidiary Eureka Moly, LLC.

We are in the business of the exploration, development and mining of properties primarily containing molybdenum.  Our primary asset is an 80% interest in the Mt. Hope Project (“Mt. Hope Project”), a primary molybdenum property, located in Eureka County, Nevada.  The Mt. Hope Project contains proven and probable molybdenum reserves totaling 1.4 billion pounds (1.1 billion pounds owned by us) of which 1.2 billion pounds (1.0 billion pounds owned by us) are estimated to be recoverable.  We received federal and state of Nevada regulatory approvals in November 2012 and are in the process of obtaining project financing for the Mt. Hope Project.  In 2006, we acquired a second significant molybdenum and copper project, the Liberty Project (“Liberty Project”), located in Nye County, Nevada, which we wholly own.  The Liberty Project is anticipated to become our second molybdenum and copper operation, after commencement of commercial production at the Mt. Hope Project, with initial production dependent on market conditions.

Mt. Hope Project

In August, 2007, we completed a Bankable Feasibility Study (“Bankable Feasibility Study” or “BFS”) that provided data on the viability, expected economics, and production and cost estimates of the project.  Since publication of the BFS, we have revised several estimates, based primarily on engineering progress, which is approximately 65% complete at December 31, 2014.  Our current estimates for the Mt. Hope Project capital cost requirements are referred to as the “Project Capital Estimate” and our current estimates for the Mt. Hope Project operating costs are referred to as the “Project Operating Cost Estimate”.  On January 16, 2014, we filed a technical report (the “January 2014 Technical Report”) prepared in accordance with National Instrument 43-101 Standards of Disclosure for Mineral Projects of the Canadian Securities Administration (“NI 43-101”) for the Mt. Hope Project. The NI 43-101 is a codified set of rules and guidelines for reporting and displaying information related to mineral properties owned by, or explored by, companies which report these results on stock exchanges within Canada. The completed report estimates molybdenum reserves and resources, production, capital and operating cost parameters, along with project economics, as discussed in “— Reserves and Mineralized Material” below.

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

In addition, under the terms of the original LLC Agreement, since commercial production at the Mt. Hope Project was not achieved by December 31, 2011, the LLC will be required to return to POS-Minerals $36.0 million of its capital contributions (“Return of Contributions”), with no corresponding reduction in POS-Minerals’ ownership percentage.  Effective January 1, 2015, as part of a comprehensive agreement concerning the release of the reserve account described below, Nevada Moly and POS-Minerals agreed that the $36.0 million will be due to POS-Minerals on December 31, 2020; provided that, at any time on or before November 30, 2020, Nevada Moly and POS-Minerals may agree in writing to extend the due date to December 31, 2021; and if the due date has been so extended, at any time on or before November 30, 2021, Nevada Moly and POS-Minerals may agree in writing to extend the due date to December 31, 2022.  If the repayment date is extended, the unpaid amount will bear interest at a rate per annum of LIBOR plus 5%, which interest shall compound quarterly, commencing on December 31, 2020 through the date of payment in full.  Payments of accrued but unpaid interest, if any, shall be made on the repayment date.  Nevada Moly may elect, on behalf of the Company to cause the Company to prepay, in whole or in part, the $36.0 million at any time, without premium or penalty, along with accrued and unpaid interest, if any.  The $36.0 million due to POS-Minerals will be reduced, dollar for dollar, by the amount of capital contributions required from POS-Minerals under approved budgets of the LLC, as discussed further below.  If Nevada Moly does not fund its additional capital contribution in order for the LLC to make the required return to POS-Minerals of capital contributions set forth above, POS-Minerals has an election to either make a secured loan to the LLC to fund the Return of Contributions, or receive an additional interest in the LLC estimated to be 5%.  In the latter case, Nevada Moly’s interest in the LLC is subject to dilution by a percentage equal to the ratio of 1.5 times the amount of the unpaid Return of Contributions over the aggregate amount of deemed capital contributions (as determined under the LLC Agreement) of both parties to the LLC (“Dilution Formula”).  At December 31, 2014, the aggregate amount of deemed capital contributions of both parties was $1,075.9 million.

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

In November 2012, the Company and POS-Minerals began making monthly pro rata capital contributions to the LLC to fund costs incurred as required by the LLC Agreement.  The interest of a party in the LLC that does not make its monthly pro rata capital contributions to fund costs incurred is subject to dilution based on the Dilution Formula.  The Company and POS-Minerals consented, effective July 1, 2013, to Nevada Moly accepting financial responsibility for POS-Minerals’ 20% interest in costs related to Nevada Moly’s compensation and reimbursement as Manager of the LLC, and certain owners’ costs associated with Nevada Moly’s ongoing progress to complete project financing for its 80% interest, resulting in $2.9 million paid by Nevada Moly on behalf of POS-Minerals during the term of the consensual agreement, which ended on June 30, 2014.  From July 1 to December 31, 2014, POS-Minerals once again contributed its 20% interest in all costs incurred by the LLC.  Subject to the terms above, all required monthly contributions have been made by both parties.

Effective January 1, 2015, Nevada Moly and POS-Minerals signed an amendment to the LLC agreement under which $36.0 million held by the LLC in a reserve account established in December 2012 will be released over the next few years for the benefit of the Mt. Hope Project.  The reserve account will initially fund a reimbursement of contributions made by the members during the fourth quarter of 2014, inclusive of $0.7 million to POS-Minerals and $2.7 million to Nevada Moly.  The funds will then be used to pay ongoing expenses of the LLC until the Company obtains full financing for its portion of the Mt. Hope Project construction cost, or until the reserve account is exhausted.  Any remaining funds after financing is obtained will be returned to the Company.  POS-Minerals remains obligated to make capital contributions for its 20% portion of equipment payments required by approved budgets of the LLC, and such amounts contributed by the reserve account on behalf of POS-Minerals will reduce, dollar for dollar, the amount of the Return of Contributions that the LLC is required to return to POS-Minerals, as described above.

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

On February 15, 2013, Great Basin Resource Watch and the Western Shoshone Defense Project (“Plaintiffs”) filed a Complaint against the U.S. Department of the Interior and the BLM (“Defendants”) in the U.S. District Court, District of Nevada, seeking relief under the National Environmental Policy Act (“NEPA”) and other federal laws challenging the BLM’s issuance of the ROD for the Mt. Hope Project.  The Court allowed the LLC to intervene in the matter.

On July 23, 2014, the U.S. District Court denied Plaintiffs’ motion for summary judgment in its entirety and on August 1, 2014 the Court entered judgment in favor of the Defendants and the LLC, and against Plaintiffs regarding all claims raised in the Complaint.

On September 22, 2014, the Plaintiffs filed their notice of appeal to the U.S. Court of Appeals for the Ninth Circuit of the U.S. District Court’s dismissal.  Plaintiffs submitted their Opening Brief on January 23, 2015 and Defendants and the LLC’s deadline to file their Response Brief is March 27, 2015.  All Mt. Hope Project permits remain in effect and the Company is confident in the BLM’s process and will continue to vigorously defend this subsequent appeal of the ROD.

On June 17, 2014, the LLC submitted an amendment to the approved PoO to reflect minor design changes that were identified during continued engineering and the initial phases of construction, and on November 6, 2014, submitted minor revisions to the amendment.  The BLM has determined that an Environmental Assessment (“EA”) is required under the NEPA to analyze and disclose environmental impacts associated with these changes. As per the NEPA regulatory framework, the decision to complete an

EA means that BLM has preliminarily determined that impacts will not be significant. The BLM has initiated the EA process, completion of which is anticipated to culminate in issuance of a Finding Of No Significant Impact (“FONSI”). We expect this process to be completed in the first half of 2015.  During the amendment review and preparation of the EA, the approved PoO remains in effect and the LLC is authorized to continue construction under that existing approval.  The changes proposed in the amendment are similar to approved activities, and we do not anticipate any additional baseline studies or mitigation will be required.  Ongoing changes to permits and the PoO during the life of mining operations are typical as design evolves and operations are optimized.

The State of Nevada Division of Environmental Protection (“NDEP”) issued a Reclamation Permit for the Mt. Hope Project on November 19, 2012, which authorizes surface disturbance and construction of facilities.  The Reclamation Permit also approved the Phase 1 reclamation cost estimate of approximately $73.4 million and established bonding requirements based on this estimate.  The BLM accepted the LLC’s reclamation surety bonding in satisfaction of financial guarantee requirements under the ROD for the Mt. Hope Project.  The surety bond program remains funded with a cash collateral payment of $5.6 million, which was reduced in November, 2014 to $4.6 million.

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

The LLC initiated cultural clearance activities at the Mt. Hope Project in early December 2012 upon receipt of an Archaeological Resource Protection Act Permit issued by the State Archeologist at the Nevada State Office of the BLM.  Cultural clearance is an important component of the LLC’s commitment to environmental protection and will be completed before major earthworks are done in any of the construction areas. The LLC has cleared priority areas for initial construction and will continue mitigation throughout the disturbance footprint once project financing is in place to continue construction activities. Use of this phased approach is intended to allow the LLC to maintain uninterrupted construction progress once construction resumes.

On January 2, 2013, the Public Utilities Commission of Nevada (“PUCN”) issued the LLC a permit to construct a 230kV power line that interconnects with Nevada Energy’s transmission system at the existing Machacek Substation located near the town of Eureka, Nevada and extend it approximately 25 miles to the planned Mt. Hope Project’s Substation.  In addition, the BLM approved the LLC’s surety bonds for reclamation of disturbance associated with construction of the 230kV power transmission line.  The PUCN permit and approved bond allows the LLC to build the transmission infrastructure in a timely manner and provide the necessary capacity to power construction activities and Mt. Hope Project operations. Construction of the transmission line will also include upgrades to the existing Machacek Substation near Eureka that will improve the reliability of electrical power to the community.  At full production the Mt. Hope Project will have a total electrical demand load of approximately 65 megawatts. Transmission capacity was secured in 2008 and the LLC will negotiate electrical energy contracts prior to Mt. Hope Project commissioning activities, which will be available once the power line is constructed and energized.

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

The LLC initiated preliminary construction activities on the Mt. Hope Project in early January 2013 including early wellfield development and clearing and grubbing of terrain.  Completion of the wellfield and water distribution systems are key items necessary to begin major construction activities.  Preliminary work also included clearing the open pit minesite, millsite, tailings dam and administrative office areas.  Further activities have been suspended as a result of the delay in financing for the Mt. Hope Project and will resume as financing becomes available.

Capital & Operating Cost Estimates

The development of the Mt. Hope Project has a Project Capital Estimate of $1,312 million, which includes development costs of approximately $1,245 million and $67 million in cash financial guaranty/bonding requirements, advance royalty payments, and power pre-payment estimates.  These capital costs were updated in the third quarter of 2012, and were then escalated by approximately 3% in the third quarter of 2013, for those items not yet procured or committed to by contract.  The Mt. Hope Project has not materially changed in scope and is currently designed at approximately 65% engineering completion, with solid scope definition.  The pricing associated with this estimate remains subject to escalation associated with equipment, construction labor and commodity price increases, and project delays, which will continue to be reviewed periodically.  The Project Capital Estimate does not include financing costs or amounts necessary to fund operating working capital and potential capital overruns, is subject to additional holding costs as the Company experiences delays in achieving its portion of financing for the Mt. Hope Project, and may be subject to other escalation and de-escalation as contracts and purchase arrangements are finalized at then current pricing.  From October 2007 through the year ended December 31, 2014, the LLC spent approximately $273.6 million of the estimated $1,312 million on development of the Mt. Hope Project.

The LLC’s Project Operating Cost Estimate forecasts molybdenum production of approximately 40 million pounds per year for the first five years of operations at estimated average direct operating costs of $6.28 per pound based on $90 per barrel oil equivalent energy prices.  The Costs Applicable to Sales (“CAS”) per pound, including anticipated royalties calculated at a market price of $15 per pound molybdenum, are also anticipated to average $7.00 per pound for the first 5 years.  For a reconciliation of direct operating costs, a non-GAAP measure, to CAS, see “—Description of the Mt. Hope Project—Reserves and Mineralized Material—Production and Operating Cost Estimates” below.  These cost estimates are based on 2013 constant dollars and are subject to cost inflation or deflation.

Equipment and Supply Procurement

Through December 31, 2014, the LLC has made deposits and/or final payments of $74.2 million on equipment orders, has spent approximately $187.4 million for the development of the Mt. Hope Project and has paid $12.0 million into an escrow arrangement for electricity transmission services, for a total Mt. Hope Project inception-to-date spend of $273.6 million.

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

In October 2012, we entered into an agreement with Hanlong for a Subordinated Debt Facility (“Sub Debt Facility”) of up to $125.0 million.  Simultaneously with the execution of the Sub Debt Facility, the Company issued a warrant to Hanlong with a 2.5-year maturity to purchase ten million shares of the Company’s common stock.  In May 2013, the Company and Hanlong mutually agreed to terminate the Sub Debt Facility and warrant to provide the Company with greater flexibility in securing an alternative strategic partner.  As the warrant was fully vested and exercisable at the time of termination, this resulted in an $11.5 million non-cash charge to the income statement for the remaining unamortized value associated with the issuance of the warrant.

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

In connection with the termination of the Hanlong agreements, most of the provisions of the Stockholder Agreement were also terminated.  Under the continuing provisions of the Stockholder Agreement, Hanlong’s right to designate one nominee to the Board continues until such time that Hanlong’s ownership percentage falls below 10%.  As of December 31, 2014, Hanlong owns approximately 13% of our outstanding common stock.  In June, 2013, the Board recommended the election of Mr. Chen as a Class III member, in the Board’s slate of nominees submitted to our stockholders, pursuant to the Stockholder Agreement.  He was elected by a vote of the stockholders at the Company’s 2013 Annual Meeting of Stockholders for a three-year term, expiring in June 2016.

Liberty Project

In March 2006, we purchased the Liberty Project in Nye County, Nevada, including water rights, mineral and surface rights, buildings and certain equipment, from High Desert Winds LLC.  The Liberty Project includes the former Hall molybdenum and copper deposit that was mined by open pit methods between 1982 and 1985 by the Anaconda Minerals Company (“Anaconda”) and, between 1988 and 1991, by Cyprus Metals Company (“Cyprus”).  In addition, Equatorial Tonopah, Inc. mined copper from 1999 to 2000 on this property, although their operations were in a separate open pit.  Much of the molybdenum deposit was drilled but not developed or mined by these previous owners.

In January 2007, we purchased the corporation that owned a 12% net smelter royalty on the Liberty Project, effectively eliminating all third party royalties on the property.  Additionally in 2007, we purchased all outstanding mineral claims associated with this property that were not previously owned by us, thus giving us control over all mineral rights within the boundary of the Liberty Project.

Since purchasing the Liberty Project, we have completed two drilling programs that, combined with previous evaluation work performed by former owners, identified mineralization.  In April 2008 we completed a pre-feasibility study that detailed initial capital and operating costs, anticipated mining and milling rates and permitting requirements.  In 2011, the Company released an updated NI 43-101 compliant resource estimate.  Later the same year, a pre-feasibility study detailing updated resource estimates and project economics was released. Metallurgical and environmental work was advanced in 2013 with dedicated internal resources and $0.2 million in external costs.  In 2014, the Company more closely examined the use of existing infrastructure and the copper potential of the property.  This work resulted in an updated NI 43-101 compliant pre-feasibility study, released in July 2014 which developed a statement of mineral reserves under the Canadian definitions.  Those definitions are not consistent with U.S. definitions.  Under Industry Guide 7, the Liberty Project deposit contains 309.2 million tons of mineralized material with a total molybdenum grade of 0.078% and a total copper grade of 0.098%.  The Liberty Project is considered to be a follow-on project to the Mt. Hope Project that the Company intends to actively pursue following development of the Mt. Hope Project, dependent on market conditions at that time.

Other Mining Properties

We also have mining claims and land purchased prior to 2006 which consist in part of (a) approximately 107 acres of fee simple land in the Little Pine Creek area of Shoshone County, Idaho, (b) six patented mining claims known as the Chicago-London group, located near the town of Murray in Shoshone County, Idaho, (c) 34 unpatented mining claims in Marion County, Oregon, known as the Detroit property, and (d) 83 unpatented mining claims in Sanders and Madison County, Montana.  Our efforts at these properties are minimal and consume no significant financial resources.  The total book value of these properties is approximately $0.1 million and the Company has retained production royalties of 1.5% of all net smelter returns on future production from two undeveloped properties in Skamania County, Washington and Josephine County, Oregon, which were sold in 2012 and 2013, respectively.

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

Corporate Strategy and Objective

Our corporate strategy has been to acquire and develop highly profitable advanced stage mineral deposits.  Our near-term corporate objective is to profitably develop and operate the Mt. Hope Project and to complete our evaluation and commence development of the Liberty Project.  In the short-term, we are focused on obtaining financing required to complete the development of the Mt. Hope Project, while at the same time conserving our cash resources until such financing is received.

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

•                                          Our Liberty Project has the potential to become a second, significant, molybdenum and copper operation and is wholly-owned by the Company and royalty-free.

•                                          The Mt. Hope Project and the Liberty Project are located in Nevada, which has a long and ongoing history of large-scale, open pit mining operations.

•                                          Both the Mt. Hope Project and the Liberty Project have near-by infrastructure for power, access roads, and water and have an environmentally sound design.

•                                          We have strong international support from the steel industry as evidenced by the strategic partnerships and off-take agreements we have in place with several of the world’s largest steel companies.

•                                          We anticipate favorable long-term market fundamentals for molybdenum.

Products

We do not currently produce any products.  When the Mt. Hope Project is developed, the LLC expects production of 40 million pounds of molybdenum per year over the first five years on average and approximately 1.2 billion pounds of molybdenum over the expected 41-year life of the project.  The Mt. Hope Project will primarily focus on producing Technical Grade Molybdenum Oxide (“TMO”), which is widely utilized by the steel industry.  In the future, we may also consider producing ferromolybdenum (“FeMo”), which is also used by the steel industry and would make the Company a more complete supplier to the steel industry, and have designed the Mt. Hope Project plant to accommodate this process.

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

The supply of molybdenum comes from both primary molybdenum mines, such as our proposed Mt. Hope Project, and as a byproduct of porphyry copper production.  Each of these two main categories of supply represents approximately 50% of the molybdenum produced annually, which was forecast by CPM Group to grow to 569 million pounds in 2015 and then to 607 million pounds in 2016.  Although many companies produce molybdenum, some of which also mine other minerals, approximately two-thirds of global production is concentrated among ten companies.

When and if we commence production at either or both of our Mt. Hope Project and Liberty Project, our competitive position will be based on the quality and grade of our ore bodies and our ability to manage costs compared with other producers.  Our costs are driven by the grade and nature of our ore bodies as well as input costs, including energy, labor and equipment.  Our ability to have a competitive position over the long-term will be based on, among other things, favorable logistics and stable geo-political climate, the large size of our combined ore resources and anticipated production rate capacity as well as our intention to hire and retain a skilled workforce, and manage our costs.

Employees

The Company had a total of 26 employees, including 23 exempt and 3 hourly employees, as of December 31, 2014.

Description of the Mt. Hope Project

Overview

The discussion in this section is based on the entire Mt. Hope Project, of which we own an 80% interest. The LLC is responsible for the development of the Mt. Hope Project.  The Mt. Hope Project will include the development of an open pit mine, construction of a concentrator and a roaster, and construction of all related infrastructure to produce TMO, the most widely used molybdenum product.

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

Located in Eureka County, Nevada, the Mt. Hope Project consists of 13 patented lode claims and one millsite claim, which are owned by MHMI and leased to the LLC, and 1,521 unpatented lode claims, including 109 unpatented lode claims owned by MHMI and leased to the LLC and 1,412 unpatented lode claims owned by the LLC.  Patented claims are owned real property and unpatented claims are held subject to the paramount title of the United States of America (“U.S.”) and remain valid for as long as the claim contains a discovery of valuable minerals as defined by law and the holder pays the applicable fees.

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

Property Description and Location

The Mt. Hope Project is located on the eastern flank of Mt. Hope approximately 21 miles north of Eureka, Nevada.  The Mt. Hope Project is located at the southern end of the northwest-trending Battle Mountain-Eureka mineral belt.  Mt. Hope is approximately 2.6 miles due west of Nevada State Route 278 (“Route 278”), and the Mt. Hope Project centers in sections 1 and 12, T22N-R51E and sections 12 and 13, T22N-R51½E.

Royalties, Agreements and Encumbrances

Advance Royalty

The Mt. Hope Lease requires a royalty advance (“Construction Royalty Advance”) of 3% of certain construction capital costs, as defined in the Mt. Hope Lease.  The LLC is obligated to pay a portion of the Construction Royalty Advance each time capital is raised for the Mt. Hope Project based on 3% of the expected capital to be used for those certain construction capital costs defined in the Mt. Hope Lease.  Through December 31, 2014, we have paid $23.6 million of the total Construction Royalty Advance.  Based on our Mt. Hope Project capital budget we estimate that a final reconciliation payment on the Capital Construction Cost Estimate (the “Estimate”) will be due following the commencement of commercial production, after as-built costs are definitively determined.  The Company estimates, based on the revised capital estimate discussed above and the current timeline for the commencement of commercial production, that an additional $4.2 million will be due approximately 20 — 24 months after the commencement of construction.  This amount was accrued as of December 31, 2014.  The capital estimates may be subject to escalation in the event the Company experiences continued delays in obtaining full financing for the Mt. Hope Project.

The LLC is also obligated to make a minimum annual advance royalty payment (“Annual Advance Royalty”) of $0.5 million each October 19 for any year wherein commercial production has not been achieved or the MHMI Production Royalty (as hereinafter defined) is less than $0.5 million.  As commercial production is not anticipated to commence until early 2018, the Company has accrued $1.5 million in Annual Advance Royalty payments which will be due in three $0.5 million installments in October 2015, 2016 and 2017, respectively.  An additional installment of $0.5 million was paid in October 2014.  The Estimate and the Annual Advance Royalty are collectively referred to as the “Advance Royalties.”  All Advance Royalties are credited against the MHMI Production Royalties once the mine has achieved commercial production.  After the mine begins production, the LLC estimates that the MHMI Production Royalties will be in excess of the Annual Advance Royalties for the life of the Mt. Hope Project. Until the advance royalties are fully credited, the LLC will pay one half of the calculated Production Royalty annually.  Assuming a $12 molybdenum price, the Annual Advance Royalties are consumed within the first five years of commercial production.

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

Accessibility, Climate, Local Resources, Infrastructure, and Physiography

Access

The Mt. Hope Project has year-round access from Route 278.  The land package includes the land between the project site and Route 278 making the project accessible from existing roads.

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

Water Rights and Surface Rights

Planned water wells, located approximately 6 miles to the southwest of the planned operating facilities, are anticipated to supply approximately 7,000 gallons per minute to the Mt. Hope Project.  Exploration for water is sufficiently advanced to identify the source of water that will be used for all project water needs, with final fresh water development to occur during the construction of the project.  (See “—Permitting — Mt. Hope Permitting Requirements — Water Appropriation Permits—Nevada Division of Water Resources” below for a discussion of the current status of our applications for water rights for use in the Mt. Hope Project).

Surface rights on the Mt. Hope Project include BLM open range grazing rights; water rights are located in the vicinity of the Project.  Two power line easements cross within the property boundaries.  An existing easement for a 345kV transmission line runs north-south on the western edge of the property and the other existing easement is a medium-voltage power line that runs east along the existing main access road that connects to Route 278 to the eastern property boundary.  The LLC also has a right-of-way from the BLM for a microwave relay that provides network communications and voice radio capability for the minesite and will provide improved cellular service to the surrounding community.

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

Valleys are typically underlain by up to several thousand feet of unconsolidated to poorly consolidated alluvium.  Mountains are characterized by extensive bedrock exposures.  Soils are typically thin and poorly developed.

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

Mt. Hope, located in the lower foothills of the southeast flank of the Roberts Mountains, stands approximately 8,400 feet in elevation.  Areas to the east and southeast of the Mt. Hope Project slope gently to elevations from 6,400 to 7,900 feet.  Diamond Valley, situated to the south and east, is approximately 6,000 feet in elevation.

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

The ore deposit is a molybdenum porphyry, which is classified as a “Climax - type” deposit.  This type of deposit has well zoned molybdenum mineralization.  The molybdenum mineral content, termed grade zoning, surrounds the central area of the deposit and forms geometries that are circular in plan and arch shaped in section. Mt. Hope has two of these mineralized systems adjacent to each other.  The mineral zones or “shells” consist of quartz porphyry and hornfels cross-cut by quartz stockwork veining containing molybdenite.

Mineralization

The main form of molybdenum mineralization that occurs within the orebody is molybdenite (MoS2 - molybdenum disulfide).  Much of the known molybdenite is distributed around two lobes and offshoots of the main quartz porphyry stock and within two separate mineralized zones.  A concentration of higher-grade mineralization is present between the eastern and western mineral zones.  This overlap mineralization lies beneath the Mt. Hope Fault, and the upper, eastern edge is truncated by the fault surface.  The overlap zone is interpreted as a rock volume that was mineralized by both mineral systems in sequence, contributing to a greater intensity of stock work veining and additive molybdenum grades.  Referred to as the Mt. Hope Fault Zone, this area is approximately 1,300 feet in diameter and varies from 325 to 985 feet deep.  This zone will be the target of open pit mining in the first 7 years of the project.  During the 34 years of active mining, lower grade ore will be mined and stockpiled for processing during 8 years following the completion of mining.

Exploration

The majority of the exploration activities were completed prior to leasing the property from MHMI.  However, since acquiring access to the Mt. Hope Project, we have completed additional exploration drilling for molybdenum for the purposes of supporting our BFS and obtaining engineering information for items such as geotechnical design, hydrology, and condemnation for waste dumps and tailing ponds as well as infill drilling for ore calculation purposes.

All core and assay results from the extensive drilling campaigns are available to the Company.  Accordingly, this data has been incorporated into a high quality database and has been used to analyze and quantify the mineral resource.  The drilling at the Mt. Hope Project has been predominately performed by utilizing diamond core methods, and some reverse circulation (“RC”) in areas of condemnation and water well drilling.  The drill hole database used in the current mineral resource estimate includes 267 holes drilled for a total of 324,634 feet of drilling; 247,893 feet of which is core and RC collar/core finish, the remaining 76,741 feet is RC.

Ore to Be Mined

The table below summarizes the ore grades we expect to mill under our January 2014 Technical Report prepared in accordance with NI 43-101 guidelines for the Mt. Hope Project:

Mill Feed Ore Statistics

		Average
		Grade	Mo
Category	Ktons	Sulfide Mo%	Recovery %
Ore in Years 1-5	122,000	0.092	89.8
Ore in Years 1-10	244,000	0.086	89.5
Ore Life of Mine	985,000	0.070	88.8

The modeled pit, including the above mineralized material and waste, contains an estimated 2.7 billion tons of total material.  Based on these estimates, from the inception of production through year 34, the mill will process 820 million tons of ore at an average ore grade of 0.076% Sulfide Molybdenum (“Sulfide Mo”).  During this time period low-grade ore totaling 165 million tons with an average ore grade of 0.039% Sulfide Mo will be stockpiled for later feed into the mill from years 34 through 41.  Waste material totaling 1.7 million tons will also be mined and disposed of on site.  The total production is based on estimated life of mine and has a 0.034% Sulfide Mo cutoff grade.

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

Mining

The Mt. Hope Project is planned for production by conventional large-scale, hardrock, open-pit mining methods.  The current mine plan provides for primary loading with a fleet of two electric cable shovels, one hydraulic shovel, and one front-end loader.  The mine fleet is expected to include 24 240-ton trucks by the end of the first full year of production.  The LLC anticipates engaging a contractor to perform approximately 10 months of pre-production stripping concurrent with the initial phases of construction of the Mt. Hope Project.

Ore will be hauled directly to the crusher at the southeast side of the pit.  Waste will be delivered to one of four waste sites located around the mine.  One low grade stockpile will be located to the east of the pit.  The low-grade material will be re-handled and processed through the plant following the initial 34 years of mining.  The planned storage of low-grade ores is 165 million tons at a grade of 0.039% Mo.

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

•                                          Flotation Circuit—Following the grinding circuit, the ore will be processed in a conventional flotation plant.  The molybdenum ore will be treated through two banks of rougher/scavenger flotation, one stage of first cleaners followed by regrind, and six additional stages of cleaner flotation.  Some molybdenum concentrates with higher levels of included metals will be treated through a concentrate leach facility to produce the cleaned, final molybdenum concentrate.  Metallurgical results have indicated that an estimated mill recovery of approximately 89% is achievable across grades ranging from 0.04% through 0.1% molybdenum (“Mo”) with final concentrate grades of approximately 54% to 56% Mo.

•                                          Roaster Circuit—Molybdenum concentrate will be further processed in two multi-hearth roasters to produce technical grade molybdenum trioxide product.  The roasting facility will provide a fully integrated process.

Tailing Facility

The proposed mining and processing operation is expected to produce approximately 24 million tons of tailing (including sulfur dioxide scrubber residue) per year.  Approximately 990 million tons of tailing will be produced over the life of the project.  The tailing storage facility layout provides for the construction of one tailing impoundment that will contain approximately 30 years of operations.  A second facility is planned for the remaining years.  Both tailing impoundments will be constructed with plastic liners to provide for groundwater protection.

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

Statement of Reserves and Mineralized Material

Units = Short Tons

Reserves

Cutoff Grade	Proven Reserves		Probable Reserves		Proven+Probable Reserves
Sulfide Mo	Ktons	Grade Sulfide Mo	Ktons	Grade Sulfide Mo	Ktons	Grade Sulfide Mo

0.034%	320,473	0.084%	664,129	0.063%	984,602	0.070%

Additional Mineralized Material

Cutoff Grade	Mineralized Material
Sulfide Mo	Ktons	Grade Sulfide Mo

0.025–0.034	65,243	0.033%

Footnotes to Statements of Reserves and Mineralized Material

Reserve tons are tabulated at the cutoff grade of 0.034% Sulfide Mo.  The final reserve pit design completed in early 2014 was based on a molybdenum price of $12/lb molybdenum in the saleable form of molybdenum tri-oxide.  As of December 31, 2014, the approximate three-year backward average price for molybdenum was $11.59/lb, according to Ryan’s Notes, a ferro-alloy industry news and pricing publication (and the spot price for molybdenum on the same date was approximately $9.50/lb).

The reserve at the Mt. Hope Project is based on a block model that utilized the statistical process of Indicator and Ordinary Linear Kriging constrained by appropriate rock type and grade boundaries.  Floating cone pit design algorithms were used to establish the guidelines to design eight phases and the reserve pit.  Mine planning utilized conventional mine equipment to prepare detailed mine cost estimates.

Mineralized material is tabulated within the same reserve pit outline at the cutoff grade of 0.025 — 0.034% Sulfide Mo.

The metallurgical recovery applied to the financial models used in the determination of reserves was variable by grade, with 89.8% for the first five years of mining, 89.5% for the first ten years, and 88.8% for the life of mine.  The molybdenum roaster recovery was held constant at 99.2%.

The base case financial model used a molybdenum price of $15/lb in the salable form of molybdenum tri-oxide.

Capital Cost Estimates

The development of the Mt. Hope Project has a Project Capital Estimate of $1,312 million, which includes development costs of approximately $1,245 million and $67 million in cash financial guaranty/bonding requirements, advance royalty payments, and power pre-payment estimates.  These capital costs were updated in the third quarter of 2012, and were then escalated by approximately 3% in the third quarter of 2013, for those items not yet procured or committed to by contract.  The Mt. Hope Project has not materially changed in scope and is currently designed at approximately 65% engineering completion, with solid scope definition.  The pricing associated with the estimate remains subject to escalation associated with equipment, construction labor and commodity price increases, and project delays, which will continue to be reviewed periodically.  The Project Capital Estimate does not include financing costs or amounts necessary to fund operating working capital and potential capital overruns, is subject to additional holding costs as the Company experiences delays in obtaining its portion of financing for the Mt. Hope Project, and may be subject to other escalation and de-escalation as contracts and purchase arrangements are finalized at then current pricing.  From October 2007 through the year ended December 31, 2014, the LLC spent approximately $273.6 million of the estimated $1,312 million on development of the Mt. Hope Project.

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

Pricing

The worldwide molybdenum price fluctuated between $5.33 per pound in 2003 to over $40.00 per pound in 2005 and traded in the mid-$30s per pound prior to October 2008, when prices fell from approximately $33.50 per pound to $7.70 per pound in April 2009 as a result of the global financial crisis.  Subsequent to April 2009, prices slowly rose finishing 2009 at $12.00 per pound and further increasing to finish 2010 at $16.40 per pound.  By the end of 2011, prices had pulled back to $13.30 per pound, then decreased further to $9.75 per pound at the conclusion of 2013.  In 2014, molybdenum has traded in a range of $8.83 per pound to $15.15 per pound according to Ryan’s Notes, with performance for the first eight months of the year driven by tighter supply of material and solidifying downstream demand, particularly in the stainless steel, energy infrastructure and transportation industries. Beginning in September 2014, molybdenum price has experienced a sharp pullback reflecting softening spot market molybdenum demand and a strengthening U.S. dollar, amongst other factors.

In our BFS and for a portion of our financial evaluations, we use molybdenum prices prepared by an independent commodities research company, CPM Group.  Their research is a comprehensive look at both the supply and demand side of the molybdenum market.  Through their research, they forecast global growth rates for molybdenum for both supply and demand.  CPM Group continues to forecast prices in excess of current spot prices over the long-term.  In December 2014, CPM Group forecast that molybdenum prices would range between $10.80 and $14.40 per pound through 2019, $16.00 in 2020, $16.25 in 2021, $17.00 in 2022, and $16.85 in 2023.

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

Description of the Liberty Project

On March 17, 2006, we purchased the Liberty Project, an approximately ten square mile property in Nye County, Nevada, including water rights, mineral and surface rights, buildings and certain equipment from High Desert Winds LLC (“High Desert”).  The property includes the former Hall molybdenum and copper deposit that was mined for molybdenum by open pit methods between 1982 and 1985 by Anaconda and between 1988 and 1991 by Cyprus.  Equatorial Tonopah, Inc. mined copper from 1999 to 2000 on this property, although their operations were in a separate open pit also located on the property.  Much of the molybdenum deposit was drilled but not developed or mined by these previous owners.  At closing, we paid High Desert a cash payment of $4.5 million for a portion of the property, and in November 2006, made an additional payment of $1.0 million for the remainder of the property.

On January 30, 2007, we purchased Equatorial Mining North America, Inc. and its two subsidiaries, which owned a 12% net smelter returns royalty on the Liberty Project, from Equatorial Mining Pty. Limited, effectively eliminating all third party royalties on the property.  The consideration paid for the Equatorial acquisition was $4.8 million with an additional deferred payment of $6.0 million, which will be due upon commencement of commercial production at the property.  In connection with the transaction, we acquired $1.2 million in cash accounts and assumed all environmental liabilities on the reclaimed site.  Additionally in 2007, we purchased all outstanding mineral claims associated with this property that were not previously owned by us thus giving the Company 100% control over all mineral rights within the boundary of the property, as well as claims on BLM property adjacent to the patented grounds.

Since purchasing the Liberty Project, we completed two drilling programs that, combined with previous evaluation work performed by former owners, identified additional mineralization.  In April 2008, we completed a pre-feasibility study on the Liberty Project that detailed initial capital and operating costs, anticipated mining and milling rates and permitting requirements.  In 2011 the Company released an updated NI 43-101 compliant resource estimate and later the same year a pre-feasibility study detailing updated resource estimates and project economics was released.  Metallurgical and environmental work was advanced in 2013 with $0.2 million in external costs and use of dedicated internal resources.  In 2014, the Company more closely examined the use of existing infrastructure and copper potential of the property.  This work resulted in an updated NI 43-101 compliant pre-feasibility study released in July 2014 which developed a statement of mineral reserves under Canadian definitions.  Those definitions are not consistent with U.S. definitions.  Under Industry Guide 7, the Liberty deposit contains 309.2 million tons of mineralized material with a total molybdenum grade of 0.078% and a total copper grade of 0.098%. The Liberty Project is viewed by the Company as a follow-on project to the Mt. Hope Project that we intend to actively pursue following development of the Mt. Hope Project, dependent on market conditions.

History

In 1955, Anaconda leased and optioned the Liberty molybdenum prospect and mine in order to evaluate extensive molybdenum and copper occurrences.  From 1956 through 1966, Anaconda explored or delineated molybdenum mineralization over an approximate one square mile area.  Drilling indicated extensive mineralization from the surface to a depth of approximately 2,000 feet.  Drilling delineated approximately 200 million tons of mineralization grading 0.091 percent sulfide molybdenum, which was included in a long-term mining plan.  (Historic references to tonnage and grade are based on available historic records.  They may not reflect the current definitions of mineral reserves and mineral resources as defined by the SEC or by Canadian NI 43-101.)  Mine construction began in 1979 with production from the Hall Mine starting in 1981.  Anaconda ceased operations in 1985 due to low metal prices.  Between 1982 and 1991, Anaconda and successor operator Cyprus mined a total of 50 million tons of ore grading 0.11 percent molybdenum.  No further molybdenum mining took place after 1991, leaving an estimated 150 million tons of un-mined material at a grade of 0.09 percent molybdenum.

Between 1995 and 2002 a copper zone independent of the existing molybdenum pit was the subject of a copper leach operation by Equatorial.  Approximately 10 million tons were mined before operations ceased in 2002.

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

Geology

The Liberty molybdenum deposit appears to conform to a class of deposit that is generally termed in ore deposit literature as a “Climax-Urad” type, where better-grade molybdenum mineralization in the form of molybdenite (MoS2) is concentrated in and along the margins of an irregularly-shaped “sleeve” or “shell” around a central lower-grade to nearly barren core of silicic-alkalic intrusive rocks.  In some cases, an outer shell of copper-dominant mineralization surrounds the interior molybdenum-dominant shell(s).

The Hall stock (Cretaceous intrusive rocks) intruded the metasedimentary sequence of rocks in the Late Cretaceous Period. It hosts most of the molybdenum mineralization.   The 2,500 ft-diameter stock complex consists of two spatially and temporally-distinct bodies — the earlier North stock and the younger South stock, which truncated the molybdenum mineralization hosted by the North stock.

Base metal mineralization in the Liberty deposit consists of molybdenite (MoS2), chalcopyrite (CuFeS2), chalcocite (Cu2S), galena (PbS), sphalerite (ZnS), tetrahedrite (Cu8Sb2S7), and pyrite (FeS2).  Molybdenite occurs mainly in 0.1” to 1.2”-wide quartz veins and veinlets in amounts that range from 0.1% to more than 40% by volume, typically as a selvage on vein walls.  Molybdenite is also found in wider (+1.2”) quartz veins, but these are much less common in occurrence.  Chalcopyrite and pyrite also are common but lesser vein/veinlet constituents.

Although chalcopyrite can occur with molybdenite in minor amounts in veins and veinlets within the main body of molybdenum mineralization in the Hall stock, it is much more prevalent in quartz veins in the metasediments on the northeast and east sides of the stock. Here it occurs in the remnant of the copper-dominant shell that originally surrounded the Hall stock before it was tilted and disrupted by faulting.  In addition to chalcopyrite, chalcocite occurs as disseminations and as secondary coatings on pyrite within a roughly horizontal blanket of secondary supergene copper enrichment just below the bottom of oxidation.

The Liberty deposit has been subjected to much folding and faulting.  A major anticline located 3,000’ to the south of the Hall stock has an axis that trends N20˚W and plunges 50˚ to 70˚ to the northwest.  Post-Cretaceous tilting of the northern San Antonio Mountains and other structural disruptions have resulted in the rotation of the Liberty deposit so that it now plunges to the east.  This rotation has caused erosion of the deposit along its flank, exposing both the shallow and deep-emplaced portions of the mineralization.  The Liberty deposit was segmented by faulting.  The Basement Fault bounds the bottom of the deposit while the Liberty Fault truncates the deposit on the west side.  In addition to these major structures, a number of N40˚E- to N30˚W-trending normal faults and several east-west-trending normal faults transect the Liberty deposit.

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

The Mt. Hope Project is situated on lands owned by the U.S.  (“federal lands”).  The LLC, as the owner or leaseholder of the unpatented mining claims, has the right to conduct mining operations on the lands subject to the required operating permits and approvals, compliance with the terms and conditions of the Mt. Hope Lease, and compliance with applicable federal, state, and local laws, regulations and ordinances.  On federal lands, mining rights are governed by the General Mining Law of 1872, as amended, 30 U.S.C. UU 21-161 (various sections), which allows for the location of mining claims on certain federal lands upon the discovery of a valuable mineral deposit and on proper compliance with claim location requirements.

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

Environmental regulations require various permits or approvals before any mining operations on the Mt. Hope Project can begin.  Federal environmental regulations are administered primarily by the BLM.  The Environmental Protection Agency (“EPA”) has delegated authority for the Clean Water Act and Clean Air Act to the State of Nevada.  The NDEP, therefore, has primacy for these programs and is responsible for administering the associated permits for the Mt. Hope Project.  The Bureau of Mining Regulations and Reclamation (“BMRR”) within NDEP administers the WPC and Reclamation permits.  The Bureau of Air Pollution Control (“BAPC”) within NDEP administers the Air Quality Permit.  The NDEP also administers the permit program for onsite landfills.  The Nevada Division of Wildlife administers the artificial industrial pond permit program.  Local laws and ordinances may also apply to such activities as waste disposal, road use and noise levels.  Both our Mt. Hope Project and Liberty Project will be subject to these various environmental laws and regulations.

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

Permitting Process Overview

The development, operation, closure and reclamation of mining projects in the U.S. require numerous notifications, permits, authorizations, and public agency decisions.  This section does not attempt to exhaustively identify all of the permits and authorizations that need to be granted, but instead focuses on those that are considered to be critical for project start-up.

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

Plan of Operations Approval—Bureau of Land Management

The BLM prepared an EIS analyzing the environmental impacts of the Mt. Hope Project and alternatives in accordance with the NEPA.  Upon completion and approval of the EIS, the BLM issued the ROD for the Mt. Hope Project.  The ROD became effective on November 16, 2012, the date the BLM recorded its decision to approve the EIS and PoO for the Mt. Hope Project.

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

On June 17, 2014, the LLC submitted an amendment to its approved PoO to reflect minor design changes that were identified during continued engineering and the initial phases of construction, and on November 6, 2014, submitted minor revisions to the amendment. The BLM has determined that an Environmental Assessment (EA) is required under the NEPA to analyze and disclose environmental impacts associated with these changes. As per the NEPA regulatory framework, the decision to complete an EA means that BLM has preliminarily determined that impacts will not be significant. The BLM has initiated the EA process, completion of which is anticipated to culminate in issuance of a FONSI. We expect this process to be completed in the first half of 2015.  The reclamation cost estimate was recalculated as part of the amended PoO development, and upon approval of the amendment, financial guarantee requirements are expected to have a minor increase from $73.4 million to approximately $75.1 million.

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

The Nevada State Engineer (“State Engineer”) has issued all water permits for the Mt. Hope Project.  Eureka County, Nevada and two other parties comprised of three individual water rights holders in Diamond Valley and one in Kobeh Valley filed a further appeal in July 2012 to the Nevada Supreme Court challenging the granting of water permits by the State Engineer.  On June 26, 2013, the appeal was consolidated with a similar appeal of the State Engineer’s approval of the Monitoring, Management and Mitigation Plan (“3M Plan”) of the Mt. Hope Project, discussed below, and the Nevada Supreme Court heard oral argument on June 30, 2014 and is expected to issue its ruling in the first half of 2015.

Two individual water rights holders appealed the State Engineer’s approval of the 3M Plan to the Nevada State District Court (“District Court”).  Following oral argument on April 15, 2013, the District Court denied the Petition for Judicial Review of the 3M Plan and issued its Written Order on May 17, 2013.  Thereafter, Petitioners filed an appeal on May 20, 2013 of the District’s Court Order to the Nevada Supreme Court, which, as discussed above, has been consolidated with the appeal also from the District Court of the water permits.  We remain confident the Nevada Supreme Court will uphold the District Court’s Orders regarding the 3M Plan and the water permits.

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

Upon submittal to the BLM of the amendment to the approved PoO, we simultaneously submitted an application to the NDEP-BMRR, for a modification of the reclamation permit, also to address these minor design changes. The revised reclamation permit was issued by NDEP-BMRR on November 17, 2014.

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

Minor process changes identified through continued engineering and the preliminary phase of construction, were compiled into an application to amend the AQP, and submitted to Nevada BAPC on December 23, 2013.  A revised AQP was issued on July 30, 2014.

Liberty Project Permitting Requirements

The majority of the Liberty Project area is located on fee lands and patented claims.  Unpatented claims administered by the BLM are on public ground and largely surround the open pit and waste stockpile areas.  BLM approval would be required, which would likely include an EIS under NEPA.  A shorter EIS and state permitting process are anticipated for the Liberty Project as compared to the Mt. Hope Project as the project is located largely on privately held property with existing water rights, is located in a previously mined area in a mining friendly jurisdiction, and is sparsely vegetated due to the arid climate.

In addition to land ownership, two other factors distinguish the Liberty Project from the Mt. Hope Project with respect to environmental permitting.  First, water consumption is not as significant an issue at Liberty.  Unlike the Mt. Hope Project, the areas surrounding Liberty are not extensively irrigated.  In addition, we own significant water rights at the Liberty site and have water wells in place.  Second, the area has been mined previously which has resulted in significant surface disturbance.  By conducting exploration drilling on pre-existing disturbance, to the extent possible, the amount of additional disturbance is greatly reduced, and permitting requirements to support further exploration is likewise reduced.  Furthermore, there is extensive environmental information developed to support permitting of the previous mine operation.  We anticipate that this information can be used to streamline the permitting process by reducing the amount of baseline studies and other technical information that must be developed by the Company.

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

Our profitability depends largely on the success of the Mt. Hope Project, the failure of which would have a material adverse effect on our financial condition

We are focused primarily on the development of the Mt. Hope Project.  Accordingly, our profitability depends largely upon the successful financing to continue the development and operation of this project.  We are currently incurring losses and we expect to continue to incur losses until sometime after molybdenum production begins at the Mt. Hope Project.  The LLC may never achieve production at the Mt. Hope Project and may never be profitable even if production is achieved.  The failure to successfully finance the continuing development at the Mt. Hope Project would have a material adverse effect on our financial condition, results of operations and cash flows.  Even if the LLC is successful in achieving production, an interruption in operations at the Mt. Hope Project that prevents the LLC from extracting ore from the Mt. Hope Project for any reason would have a material adverse impact on our business.

In March 2013, China Development Bank suspended work on the Term Loan and we have not obtained, and may not obtain, alternative financing, which could cause additional delays or expenses in developing the Mt. Hope Project.

The Company was notified on March 20, 2013 that China Development Bank had provided instructions to its legal counsel to suspend work on the Term Loan.  The Company is continuing to work to secure another strategic partner in or outside of China to help advance the full financing of the Mt. Hope Project.  The Company has also begun to pursue other potential financing sources such as capital markets, domestic and international credit markets, and bank project financing.  There is no assurance that a suitable partner will be identified or that alternative financing can be achieved on economically suitable terms, or at all.

We may require and may not be able to obtain substantial additional financing in order to fund the operations of the Company and the LLC and if we are successful in raising additional capital, it may have dilutive and other adverse effects on our stockholders

If the actual costs to obtain financing and complete the development of the Mt. Hope Project are significantly higher than we expect, we may not have enough funds to cover these costs and we may not be able to obtain other sources of financing.  The failure to obtain all necessary financing would prevent the LLC from achieving production at the Mt. Hope Project and impede our ability to become profitable.  Our financing plan assumes that POS-Minerals will continue to make their required on-going capital contributions after we obtain financing or exhaust the reserve account as outlined in the LLC Agreement.  We may not be able to obtain additional financing necessary for achieving production at the Mt. Hope Project if these contributions are not made.

We continue to review the technical merits of the Liberty Project, which would also require significant additional capital to permit and/or commence mining activities.  We may not be able to obtain the financing necessary to develop the Liberty Project should we decide to do so.

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

The LLC Agreement gives POS-Minerals the right to approve certain major decisions regarding the Mt. Hope Project which could impair our ability to quickly adapt to changing market conditions

The LLC Agreement requires unanimous approval of the members for certain major decisions regarding the Mt. Hope Project.  This effectively provides either member with a veto right over the specified decisions.  These decisions include:

•                  Approval of the operations to be conducted and objectives to be accomplished by the Mt. Hope Project (“Program and Budget”);

•                  Approval of the budget for costs to be incurred by the LLC and the schedule of cash capital contributions to be made to the LLC (“Budget”);

•                  Approval of cost overruns in excess of 10% until we obtain financing or exhaust the reserve account balance, and thereafter 15% of the approved Program and Budget;

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

Fluctuations in the market price of molybdenum could adversely affect the value of our company and our securities

The profitability of our mining operations will be influenced by the market price of the metals we mine.  The market prices of metals such as molybdenum fluctuate widely and are affected by numerous factors including several that are beyond the control of any mining company.  These factors include fluctuations with respect to the rate of inflation, the exchange rates of the U.S. dollar and other currencies, interest rates, global or regional political and economic conditions and banking crises, global and regional demand, production costs in major molybdenum producing areas, and a number of other factors.  Sustained periods of low molybdenum prices would adversely impact our revenues, profits, and cash flows.  In particular, a sustained low molybdenum price could:

•                  Have a continued negative impact on the availability of financing to us;

•                  Cause a continued delay and suspension of our development activities and, ultimately, mining operations at our Mt. Hope Project, if such operations become uneconomic at the then-prevailing molybdenum price; and

•                  Prevent us from fulfilling our obligations under our agreements or licenses which could cause us to lose our interests in, or be forced to sell, our properties.

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

The volatility in metals prices is illustrated by the quarterly average price range from January 2002 through February 2014 for molybdenum:  $2.73 - $35.37 per pound.  Average molybdenum prices are quoted in Platt’s Metals Week.  After a period of high, sustained molybdenum prices in 2004 through September 2008, where the price of molybdenum averaged $27.34 per pound, the price of molybdenum fell to approximately $7.70 per pound in April 2009.  Prices experienced notable volatility during 2014 and finished the year at $9.50 per pound.  Although we estimate the Mt. Hope Project’s average cost of production over the first five years to be approximately $7.00 per pound, a sustained period of lower molybdenum prices would have material negative impacts on the Company’s profitability.  Actual molybdenum prices when and if we commence commercial production cannot be estimated and are subject to numerous factors outside our control.

Our profitability is subject to demand for molybdenum, and any decrease in that demand, or increase in the world’s supply, could adversely affect our results of operations

Molybdenum is used primarily in the steel industry.  The demand for molybdenum from the steel industry and other industries was extremely robust through the third quarter of 2008, primarily fueled by growth in Asia and other developing countries.  Beginning in the fourth quarter of 2008, the global financial crisis forced steel companies to substantially reduce their production levels with a corresponding reduction in the consumption of molybdenum, which contributed to the decline in the price of molybdenum.  Sustained low molybdenum demand resulting from a prolonged global financial crisis may cause prolonged periods of low molybdenum prices ultimately resulting in a continued delay in our ability to obtain financing, and a continued suspension of our development or, in the future, a suspension of our mining operations at our Mt. Hope Project.

A sustained significant increase in molybdenum supply could also adversely affect our results.  The CPM Group estimate that during the next five years a total of 69.6 million annual pounds of production could be added to the supply of molybdenum (including a portion of the supply from our Mt. Hope Project).  In the event demand for molybdenum does not increase to consume the potential additional production, the price for molybdenum may be adversely affected.

We are exposed to counter party risk, which may adversely affect our results of operations

The off-take agreements the Company has completed including contracts with APERAM, SeAH Besteel, and Sojitz contain provisions allowing for the sale of molybdenum at certain floor prices, or higher, over the life of the agreements.  During the past 18 months there have been periods where the spot molybdenum prices fell below the inflation-adjusted floor prices in the contracts.  During these time periods all three contracts would have provided for the Company to sell molybdenum at above-spot prices.  In the event that our contract parties choose not to honor their contractual obligations, attempt to terminate these agreements as a result of the continuing delay in achieving production, or discontinue operations, our profitability may be adversely impacted.  We may be unable to sell any product our contract parties fail to purchase in a timely manner, at comparable prices, or at all.

We may not be able to obtain, maintain or renew licenses, rights and permits required to develop or operate our mines, or we may encounter environmental conditions or requirements that would adversely affect our business

In the ordinary course of business, mining companies are required to seek governmental permits for expansion of existing operations or for the commencement of new operations. The LLC was required to obtain a ROD from the BLM, authorizing implementation of the Mt. Hope Project PoO.  The LLC was also required to obtain various state and federal permits including water protection, air quality, water rights and reclamation permits.  The BLM’s issuance of the ROD is the subject of an appeal in the U.S. Court of Appeals for the Ninth Circuit, and the Nevada State Engineer’s issuance of the water permits and 3M plans are on appeal to the Nevada State Supreme Court.  We may not be successful in defending legal challenges to our permits, which may affect our ability to maintain the permits.  In addition to requiring permits for the development of the Mt. Hope Project, we will need to obtain and modify various mining and environmental permits during the life of the project.  Obtaining, modifying, and renewing the necessary governmental permits is a complex and time-consuming process involving numerous jurisdictions and often requiring public hearings and substantial expenditures.  The duration and success of our efforts to obtain, modify or renew permits will be contingent upon many variables, some of which are not within our control.  Increased costs or delays could occur, depending on the nature of the activity to be permitted and the interpretation of applicable requirements implemented by the permitting authority.  All necessary permits may not be obtained and, if obtained, may not be maintained or renewed, or the costs involved in each case may exceed those that we previously estimated.  It is possible that the costs and delays associated with compliance with such standards and regulations could become such that we would not proceed with the financing, development or operation of the Mt. Hope Project.

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

•                  Timely availability of project financing to construct the Mt. Hope Project;

•                  Timely availability of equipment;

•                  Continued appeal or unfavorable order concerning the water rights ruling, 3M plan, or permits, including the ROD;

•                  Sustained low prices for molybdenum;

•                  Completion of advanced engineering; and

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

•                  Ground conditions and physical characteristics of the mineralization, such as hardness and the presence or absence of particular metallurgical characteristics; and,

•                  The accuracy of estimated rates and costs of mining and processing.

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

Climate change and climate change legislation or regulations may adversely impact General Moly’s planned future operations

Energy is anticipated to be a significant input in General Moly’s operations.  A number of governmental bodies have introduced or are contemplating legislative and regulatory change in response to the possible impacts of climate change.  U.S. Congress and several states have initiated legislation regarding climate change that could affect energy prices and demand.  In December 2009, the EPA issued an endangerment finding under the federal Clean Air Act indicating that current and projected concentrations of certain mixed greenhouse gases in the atmosphere, including carbon dioxide, threaten the public health and welfare.  It is possible that regulation may be promulgated in the U.S. to address the concerns raised by the endangerment finding.

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

Our ability to operate our Company effectively could be impaired if we lose key personnel or if we are not able to attract and retain the additional personnel we will need to develop any of our projects, including the Mt. Hope Project

We are a small company with a limited operating history and relatively few employees.  The development of any of our proposed projects, including the Mt. Hope Project, will place substantial demands on us.  We depend on the services of key executives and a small number of personnel, including our Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, Corporate Counsel and Vice President of Human Resources, Mt. Hope Vice President and General Manager, Controller and Treasurer, and Vice President of Environmental and Permitting.  We will be required to recruit additional personnel and to train, motivate and manage these new employees.  The number of persons skilled in the development and operation of mining properties is limited and significant competition exists for these individuals.  We implemented a reduction in force in November 2014, affecting 40% of our employees and contractors as a result of the delay in our ability to obtain project financing.  In January 2015, we implemented a new  retention program including cash stay incentives to our non-officer employees and equity incentives to our officers, though this new retention program may not be successful in retaining our executives and key employees.  We may not be able to attract and retain qualified personnel in the future.  We do not maintain “key person” life insurance to cover our executive officers.  Due to the relatively small size of our company and the specific skill sets of our key employees, the loss of any of our key employees or our failure to attract and retain key personnel may delay or otherwise adversely affect the development of the Mt. Hope Project, which could have a material adverse effect on our business.

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

We anticipate significant capital expenditures in connection with the development of the Mt. Hope Project.  In the past several years, costs associated with capital expenditures have escalated on an industry-wide basis as a result of major factors beyond our control.  Increased costs for capital expenditures have an adverse effect on the returns anticipated from the Mt. Hope Project.

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

•                  Availability of project financing;

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

•                  The ability to obtain and maintain all required permits, water rights, and approvals for the Mt. Hope Project and the Liberty Project;

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 3.               LEGAL PROCEEDINGS

The Nevada State Engineer (“State Engineer”) has issued all water permits for the Mt. Hope Project.  Eureka County, Nevada and two other parties comprised of three individual water rights holders in Diamond Valley and one in Kobeh Valley filed a further appeal in July 2012 to the Nevada Supreme Court challenging the granting of water permits by the State Engineer.  On June 26, 2013, the appeal was consolidated with a similar appeal of the State Engineer’s approval of the Monitoring, Management and Mitigation Plan (“3M Plan”) of the Mt. Hope Project, discussed below, and the Nevada Supreme Court heard oral argument on June 30, 2014 and is expected to issue its ruling in the first half of 2015.

Two individual water rights holders appealed the State Engineer’s approval of the 3M Plan to the Nevada State District Court (“District Court”).  Following oral argument on April 15, 2013, the District Court denied the Petition for Judicial Review of the 3M Plan and issued its Written Order on May 17, 2013.  Thereafter, Petitioners filed an appeal on May 20, 2013 of the District’s Court Order to the Nevada Supreme Court, which, as discussed above, has been consolidated with the appeal also from the District Court of the water permits.  We remain confident the Nevada Supreme Court will uphold the District Court’s Orders regarding the 3M Plan and the water permits.

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

On September 22, 2014, the Plaintiffs filed their notice of appeal to the U.S. Court of Appeals for the Ninth Circuit of the U.S. District Court’s dismissal.  Plaintiffs submitted their Opening Brief on January 23, 2015 and Defendants and the LLC’s deadline to file their Response Brief is March 27, 2015.  All Mt. Hope Project permits remain in effect and the Company is confident in the BLM’s process and will continue to vigorously defend this subsequent appeal of the ROD.

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

The following table sets forth our common stock closing price as reported on the NYSE MKT:

Year	Quarter	High	Low
2014	First Quarter	$1.42	$0.99
	Second Quarter	$1.23	$0.82
	Third Quarter	$1.17	$0.75
	Fourth Quarter	$0.74	$0.28
2013	First Quarter	$4.23	$2.17
	Second Quarter	$2.24	$1.72
	Third Quarter	$2.05	$1.59
	Fourth Quarter	$1.73	$1.06

Holders

As of March 4, 2015, there were approximately 430 holders of record of our common stock.

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

Stock Performance Graph

The performance graph covers the period from December 31, 2009 through December 31, 2014.  The graph compares the total return of our common stock (GMO) to the Dow Jones US Mining Index, the Russell 2000 Index and selected competitors in our industry, assuming an initial investment of $100.00.

Company	31-Dec-09	31-Dec-10	31-Dec-11	31-Dec-12	31-Dec-13	31-Dec-14
General Moly (GMO)	$100.00	$311.54	$148.56	$199.04	$64.42	27.40
Thompson Creek Metals (TCM)	100.00	125.60	59.39	35.24	18.60	14.25
Alloycorp (AVT)	100.00	161.90	47.62	42.86	23.81	23.81
Freeport McMoRan (FCX)	100.00	152.66	96.41	94.31	111.01	71.24
Adanac Molybdenum (AUA)	100.00	85.63	4.95	2.38	1.62	1.71
iShares Dow Jones Basic Materials	100.00	130.98	111.08	124.32	146.4	150.82
iShares Russell 2000	100.00	126.93	121.63	145.78	196.86	206.78

ITEM 6.               SELECTED FINANCIAL DATA

	(in millions, except per share data)
For the Years Ended December 31,	2014	2013	2012	2011	2010
Loss from operations	(11.0)	(9.8)	(11.4)	(15.2)	(16.6)
Net loss	(11.0)	(16.3)	(9.9)	(14.8)	(16.7)
Basic and diluted net loss per share	$(0.12)	$(0.18)	$(0.11)	$(0.16)	$(0.22)

At December 31,	2014	2013	2012	2011	2010
Total assets	$362.0	$360.7	$385.5	$271.1	$273.0
Long-term obligations	34.3	24.8	39.8	30.4	36.3
Contingently redeemable noncontrolling interest	210.3	209.0	201.9	98.1	98.8
Total stockholders’ equity	$126.7	$134.8	$148.1	$143.1	$136.4

ITEM 7.               MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations constitutes management’s review of the factors that affected our financial and operating performance for the years ended December 31, 2014, 2013 and 2012.  This discussion should be read in conjunction with the consolidated financial statements and notes thereto contained elsewhere in this report.

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

In addition, under the terms of the original LLC Agreement, since commercial production at the Mt. Hope Project was not achieved by December 31, 2011, the LLC will be required to return to POS-Minerals $36.0 million of its capital contributions (“Return of Contributions”), with no corresponding reduction in POS-Minerals’ ownership percentage.  Effective January 1, 2015, as part of a comprehensive agreement concerning the release of the reserve account described below, Nevada Moly and POS-Minerals agreed that the $36.0 million will be due to POS-Minerals on December 31, 2020; provided that, at any time on or before November 30, 2020, Nevada Moly and POS-Minerals may agree in writing to extend the due date to December 31, 2021; and if the due date has been so extended, at any time on or before November 30, 2021, Nevada Moly and POS-Minerals may agree in writing to extend the due date to December 31, 2022.  If the repayment date is extended, the unpaid amount will bear interest at a rate per annum of LIBOR plus 5%, which interest shall compound quarterly, commencing on December 31, 2020 through the date of payment in full.  Payments of accrued but unpaid interest, if any, shall be made on the repayment date.  Nevada Moly may elect, on behalf of the Company to cause the Company to prepay, in whole or in part, the $36.0 million at any time, without premium or penalty, along with accrued and unpaid interest, if any.  The $36.0 million due to POS-Minerals will be reduced, dollar for dollar, by the amount of capital contributions required from POS-Minerals under approved budgets of the LLC, as discussed further below.  If Nevada Moly does not fund its additional capital contribution in order for the LLC to make the required return to POS-Minerals of capital contributions set forth above, POS-Minerals has an election to either make a secured loan to the LLC to fund the Return of Contributions, or receive an additional interest in the LLC estimated to be 5%.  In the latter case, Nevada Moly’s interest in the LLC is subject to dilution by a percentage equal to the ratio of 1.5 times the amount of the unpaid Return of Contributions over the aggregate amount of deemed capital contributions (as determined under the LLC Agreement) of both parties to the LLC (“Dilution Formula”).  At December 31, 2014, the aggregate amount of deemed capital contributions of both parties was $1,075.9 million.

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

In November 2012, the Company and POS-Minerals began making monthly pro rata capital contributions to the LLC to fund costs incurred as required by the LLC Agreement.  The interest of a party in the LLC that does not make its monthly pro rata capital contributions to fund costs incurred is subject to dilution based on the Dilution Formula.  The Company and POS-Minerals consented, effective July 1, 2013, to Nevada Moly accepting financial responsibility for POS-Minerals’ 20% interest in costs related to Nevada Moly’s compensation and reimbursement as Manager of the LLC, and certain owners’ costs associated with Nevada Moly’s ongoing progress to complete project financing for its 80% interest, resulting in $2.9 million paid by Nevada Moly on behalf of POS-Minerals during the term of the consensual agreement, which ended on June 30, 2014.  From July 1 to December 31, 2014, POS-Minerals once again contributed its 20% interest in all costs incurred by the LLC.  Subject to the terms above, all required monthly contributions have been made by both parties.

Effective January 1, 2015, Nevada Moly and POS-Minerals signed an amendment to the LLC agreement under which $36.0 million held by the LLC in a reserve account established in December 2012 will be released over the next few years for the benefit of the Mt. Hope Project.  The reserve account will initially fund a reimbursement of contributions made by the members during the fourth quarter of 2014, inclusive of $0.7 million to POS-Minerals and $2.7 million to Nevada Moly.  The funds will then be used to pay ongoing expenses of the LLC until the Company obtains full financing for its portion of the Mt. Hope Project construction cost, or until the reserve account is exhausted.  Any remaining funds after financing is obtained will be returned to the Company.  POS-Minerals remains obligated to make capital contributions for its 20% portion of equipment payments required by approved budgets of the LLC, and such amounts contributed by the reserve account on behalf of POS-Minerals will reduce, dollar for dollar, the amount of the Return of Contributions that the LLC is required to return to POS-Minerals, as described above.

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

On September 22, 2014, the Plaintiffs filed their notice of appeal to the U.S. Court of Appeals for the Ninth Circuit of the U.S. District Court’s dismissal.  Plaintiffs submitted their Opening Brief on January 23, 2015 and Defendants and the LLC’s deadline to file their Response Brief is March 27, 2015.  All Mt. Hope Project permits remain in effect and the Company is confident in the BLM’s process and will continue to vigorously defend this subsequent appeal of the ROD.

On June 17, 2014, the LLC submitted an amendment to the approved PoO to reflect minor design changes that were identified during continued engineering and the initial phases of construction, and on November 6, 2014, submitted minor revisions to the amendment.  The BLM has determined that an Environmental Assessment (“EA”) is required under the NEPA to analyze and disclose environmental impacts associated with these changes. As per the NEPA regulatory framework, the decision to complete an EA means that BLM has preliminarily determined that impacts will not be significant. The BLM has initiated the EA process, completion of which is anticipated to culminate in issuance of a Finding Of No Significant Impact (FONSI). We expect this process to be completed in the first half of 2015.  During the amendment review and preparation of the EA, the approved PoO remains in effect and the LLC is authorized to continue construction under that existing approval.  The changes proposed in the amendment are similar to approved activities, and we do not anticipate any additional baseline studies or mitigation will be required.  Ongoing changes to permits and the PoO during the life of mining operations are typical as design evolves and operations are optimized.

The State of Nevada Division of Environmental Protection (“NDEP”) issued a Reclamation Permit for the Mt. Hope Project on November 19, 2012, which authorizes surface disturbance and construction of facilities.  The Reclamation Permit also approved the Phase 1 reclamation cost estimate of approximately $73.4 million and established bonding requirements based on this estimate.  The BLM accepted the LLC’s reclamation surety bonding in satisfaction of financial guarantee requirements under the ROD for the Mt. Hope Project.  The surety bond program remains funded with a cash collateral payment of $5.6 million, which was reduced in November, 2014 to $4.6 million.

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

The LLC initiated preliminary construction activities in early January 2013 including early wellfield development and clearing and grubbing of terrain. Completion of the wellfield and water distribution systems are key items necessary to begin major construction activities.  Preliminary work also included clearing the open pit minesite, millsite, tailings dam and administrative office areas.  Further activities have been suspended as a result of the delay in financing for the Mt. Hope Project and will resume as financing becomes available.

Capital & Operating Cost Estimates

The development of the Mt. Hope Project has a Project Capital Estimate of $1,312 million, which includes development costs of approximately $1,245 million and $67 million in cash financial guaranty/bonding requirements, advance royalty payments, and power pre-payment estimates.  These capital costs were updated in the third quarter of 2012, and were then escalated by approximately 3% in the third quarter of 2013, for those items not yet procured or committed to by contract.  The Mt. Hope Project has not materially changed in scope and is currently designed at approximately 65% engineering completion, with solid scope definition.  The pricing associated with the estimate remains subject to escalation associated with equipment, construction labor and commodity price increases, and project delays, which will continue to be reviewed periodically.  The Project Capital Estimate does not include financing costs or amounts necessary to fund operating working capital and potential capital overruns, is subject to additional holding costs as the Company experiences delays in achieving its portion of financing for the Mt. Hope Project, and may be subject to other escalation and de-escalation as contracts and purchase arrangements are finalized at then current pricing.  From October 2007 through the year ended December 31, 2013, the LLC spent approximately $273.6 million of the estimated $1,312 million on development of the Mt. Hope Project.

The LLC’s Project Operating Cost Estimate forecasts molybdenum production of approximately 40 million pounds per year for the first five years of operations at estimated average direct operating costs of $6.28 per pound, based on $90 per barrel oil equivalent energy prices.  The Costs Applicable to Sales (“CAS”) per pound, including anticipated royalties calculated at a market price of $15 per pound molybdenum, are anticipated to average $7.00 per pound.  For a reconciliation of direct operating costs, a non-GAAP measure, to CAS, see “Business—Description of the Mt. Hope Project—Reserves and Mineralized Material—Production and Operating Cost Estimates” above.  These cost estimates are based on 2013 constant dollars and are subject to cost inflation or deflation.

Equipment and Supply Procurement

Through December 31, 2014, the LLC has made deposits and/or final payments of $74.2 million on equipment orders, has spent approximately $187.4 million for the development of the Mt. Hope Project and has paid $12.0 million into an escrow arrangement for electricity transmission services, for a total Mt. Hope Project inception-to-date spend of $273.6 million.

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

Molybdenum Market Update

The worldwide molybdenum price fluctuated between $5.33 per pound in 2003 to over $40.00 per pound in 2005 and traded in the mid-$30s per pound prior to October 2008, when prices fell from approximately $33.50 per pound to $7.70 per pound in April 2009 as a result of the global financial crisis.  Subsequent to April 2009, prices slowly rose finishing 2009 at $12.00 per pound and further increasing to finish 2010 at $16.40 per pound.  By the end of 2011, prices had pulled back to $13.30 per pound, then decreased further to $9.75 per pound at the conclusion of 2013.  In 2014, molybdenum has traded in a range of $8.83 per pound to $15.15 per pound according to Ryan’s Notes, with performance for the first eight months of the year driven by tighter supply of material and solidifying downstream demand, particularly in the stainless steel, energy infrastructure and transportation industries. Beginning in September 2014, molybdenum price experienced a sharp pullback reflecting softening spot market molybdenum demand, incremental supply entering the market, and a strengthening U.S. dollar, amongst other factors.

Liquidity, Capital Resources and Capital Requirements

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Our total consolidated cash balance at December 31, 2014 was $13.3 million compared to $21.7 million at December 31, 2013.  The decrease in our cash balances for the year ended December 31, 2014 was due primarily to ongoing care and maintenance for the Mt. Hope Project and general and administrative expenditures incurred of $18.2 million offset by the receipt of ongoing cash contributions received from POS-Minerals of $1.3 million and the private placement of $8.5 million of units consisting of convertible notes and warrants in December 2014.  Deposits on property, plant and equipment relate primarily to scheduled payments for long-lead time equipment for the Mt. Hope Project; see “— Contractual Obligations” below.  The majority of funds expended were used to advance the Mt. Hope Project.

The LLC also established a $36.0 million reserve account in December of 2012, at the direction of the LLC management committee.  These funds are payable to Nevada Moly upon release, at which time they become available for use by the Company.  Effective January 1, 2015, Nevada Moly and POS-Minerals signed an amendment to the LLC agreement under which $36.0 million held by the LLC in a reserve account established in December 2012 will be released over the next few years for the benefit of the Mt. Hope Project as discussed above.

The cash needs for the development of the Mt. Hope Project are significant and require that we arrange for financing to be combined with funds anticipated to be received from POS-Minerals in order to retain its 20% membership interest.  The Company estimates the go-forward capital required for the Mt. Hope Project, based on 65% completed engineering, to be approximately $1,038 million, of which the Company’s 80% capital requirement is $830 million.

The Company continues its efforts to obtain full financing of the fully permitted, construction-ready Mt. Hope Project. Negotiations on investment agreement terms, sponsorship requirements, and indicative loan terms associated with a $700 to $750 million debt and equity package are continuing to advance, with strong interest from a private Chinese industrial company and a large Chinese bank in advancing the fully permitted, construction-ready project.  The Company is also continuing to explore other potential strategic options.  There is no assurance that the Company will be successful in raising the financing required to complete the Mt. Hope Project, or in raising additional financing in the future on terms acceptable to the Company, or at all.  Further, the Company does not have an estimated timeframe for finalizing any financing agreements.

In order to preserve our cash liquidity, effective September 7, 2013, we implemented a cost reduction and personnel retention program, which included reductions in base cash compensation for our executive officers, senior management employees and members of the Board of Directors.  We approved cash and equity incentives for the executive officers who remained with the Company through the earliest to occur of a financing plan for the Mt. Hope Project approved by the Board of Directors, a Change of Control (as defined in the employment or change of control agreements between the Company and each of our executive officers); involuntary termination (absent cause); or January 15, 2015 (the “Vesting Date”), and a personnel retention program providing cash and equity incentives for other employees who remained with the Company.  As part of the reduction in force implemented in late 2014, we paid $0.3 million in the fourth quarter of 2014, and on the vesting date, we paid $1.1 million under this plan and issued 726,493 shares of common stock to those employees remaining with the Company.

In December 2014, the Company sold and issued $8.5 million in units consisting of Convertible Senior Notes (the “Notes”) and warrants to accredited investors, including several directors and officers of the Company, pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 thereunder. The Notes are unsecured obligations and are senior to any of the Company’s future secured obligations to the extent of the value of the collateral securing such obligations.  The warrants are exercisable between June 26, 2015 and December 26, 2019, for an aggregate of 8,535,000 shares of the Company’s common stock at $1.00 per share.  The Company received net proceeds from the sale of the units of approximately $8.0 million, after deducting discounts and offering expenses of approximately $0.5 million. Net proceeds from the sale will be used to fund ongoing operations until the Company’s portion of project financing is obtained.

Effective January 1, 2015, Nevada Moly and POS-Minerals signed an amendment to the LLC agreement under which the $36.0 million held by the LLC in a reserve account will be released for the benefit of the Mt. Hope Project.  The reserve account will initially fund a reimbursement of contributions made by the members during the fourth quarter of 2014, inclusive of $0.7 million to POS-Minerals and $2.7 million to Nevada Moly.  The funds will then be used to pay ongoing expenses of the LLC until the Company obtains full financing for its portion of the Mt. Hope Project construction cost, or until the reserve account is exhausted.  Any remaining funds after financing is obtained will be returned to the Company.  POS-Minerals remains obligated to make capital contributions for its 20% portion of equipment payments required by approved budgets of the LLC, and such amounts contributed by the reserve account on behalf of POS-Minerals will reduce, dollar for dollar, the amount of capital contributions that the LLC is required to return to POS-Minerals, as described above.

Based on our commitments as of December 31, 2014, we expect to make additional payments of approximately $12.8 million under milling process equipment orders in 2015 and $1.9 million in 2016, out of the LLC’s $36.0 million reserve account.  With our cash conservation plan, our non-equipment related cash requirements have declined to approximately $1.3 million per month, a portion of which is payable out of the aforementioned reserve account.  Accordingly, based on our current cash on hand and our ongoing cash conservation plan, the Company expects it will have adequate liquidity in order to fund our working capital needs through 2015.

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

Total assets as of December 31, 2014 increased to $362.0 million compared to $360.7 million as of December 31, 2013 primarily due to proceeds from the Notes issued in December 2014 .

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

Results of Operations

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

For the year ended December 31, 2014 we had a consolidated net loss of $11.0 million compared with a net loss of $16.3 million in the same period for 2013.  The 2013 net loss includes the constructive receipt of the Hanlong break fee for $10.0 million, the write off of unamortized warrant expense for $11.5 million, forgiveness of debt of bridge loan interest for $0.8 million, and a $6.4 million write off of debt issuance costs as discussed below.

For the years ended December 31, 2014 and 2013, exploration and evaluation expenses were $2.1 million and $0.8 million, respectively, reflecting some ongoing prefeasibility work and continuous care and maintenance expense at the Liberty Project, culminating in a new pre-feasibility study being issued in 2014.

For the years ended December 31, 2014 and 2013, general and administrative expenses, comprised largely of salaries and benefits, legal and audit fees, insurance costs, and outside contracted services, were $8.9 million and $9.0 million, respectively.  The decrease in costs in 2014 compared to the previous year relates primarily to our efforts to reduce costs and conserve cash.

For the years ended December 31, 2014 and 2013, the write off of unamortized warrant expense was nil and $11.5 million, respectively, as a result of the write off of loan commitment costs associated with the termination of the warrant issued to Hanlong in connection with the Sub Debt Facility.

For the years ended December 31, 2014 and 2013, constructive receipt of break fee was nil and $10.0 million, respectively, and forgiveness of debt of bridge loan interest for nil and $0.8 million, respectively, as a result of the termination of the Hanlong relationship in August 2013.

For the years ended December 31, 2014 and 2013, write off of debt issuance costs was nil and $6.4 million, respectively, as a result of the termination of the Hanlong relationship in August 2013.

For the years ended December 31, 2014 and 2013, interest income was nil as a result of low deposit interest rates on consolidated cash balances in 2014 and 2013.  Interest expense for the year ended December 31, 2014 and 2013 was nil and $0.8 million, respectively, as a result of interest accrued on the bridge loan outstanding during 2013 and amortization of loan commitment costs related to the Hanlong warrant in 2013.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

For the year ended December 31, 2013 we had a consolidated net loss of $16.3 million compared with a net loss of $9.9 million in the same period for 2012.  The 2013 net loss includes the constructive receipt of the Hanlong break fee for $10.0 million, write off of warrant expense for $11.5 million, forgiveness of debt of bridge loan interest for $0.8 million, and a $6.4 million write off of debt issuance costs as discussed below.

For the years ended December 31, 2013 and 2012, exploration and evaluation expenses were $0.8 million and $0.8 million, respectively, reflecting some ongoing prefeasibility work and continuous care and maintenance expense at the Liberty Project.

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

Off-Balance Sheet Arrangements

None.

Contractual Obligations

Our contractual obligations as of December 31, 2014 were as follows, based on financing expectations:

	Payments due by period (in millions)
Contractual obligations *	Total	2015	2016 - 2017	2017 & Beyond
Senior Convertible Notes**	8.5			8.5
Operating Lease Obligations	0.2	0.1	0.1	—
Agricultural Sustainability Trust Contributions	4.0	—	4.0	—
Equipment Purchase Contracts	14.7	12.8	1.9	—
Advance Royalties	5.7	0.5	5.2	—
Reclamation Surety Bonding	11.6	—	11.6	—
3M Plan Contributions	1.0	—	1.0	—
Total	$45.7	$13.4	$23.8	$8.5

* With the exception of the Senior Notes, which are the obligation of the Company, all amounts are commitments of the LLC, and as a result of the agreement between Nevada Moly and POS-Minerals are to be funded by the reserve account until such time that the Company obtains financing for its portion of construction costs at the Mt. Hope Project or until the reserve account balance is exhausted, and thereafter are to be funded 80% by Nevada Moly and 20% by POS-Minerals.  POS-Minerals remains obligated to make capital contributions for its 20% portion of equipment payments required by approved budgets of the LLC, and such amounts contributed by the reserve account on behalf of POS-Minerals will reduce, dollar for dollar, the amount of capital contributions that the LLC is required to return to POS-Minerals, as described above.

** The Company is obligated to pay interest on the senior convertible notes at a rate of 10% per year, payable quarterly.

Through December 31, 2014, the LLC has made deposits and/or final payments of $74.2 million on equipment orders, has spent approximately $187.4 million for the development of the Mt. Hope Project and has paid $12.0 million into an escrow arrangement for electricity transmission services, for a total Mt. Hope Project inception-to-date spend of $273.6 million.

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

Through December 31, 2014, the LLC has made deposits and/or final payments of $74.2 million on equipment orders.  Of these deposits, $64.4 million relate to fully fabricated items, primarily milling equipment, for which the LLC has additional contractual commitments of $14.7 million noted in the table above.  The remaining $9.8 million reflects both partially fabricated milling equipment, and non-refundable deposits on mining equipment.  As discussed in Note 12 to the consolidated financial statements contained elsewhere in this report, the mining equipment agreements remain cancellable with no further liability to the LLC. The underlying value and recoverability of these deposits and our mining properties in our consolidated balance sheets are dependent on the LLC’s ability to fund development activities that would lead to profitable production and positive cash flow from operations, or proceeds from the disposition of these assets. There can be no assurance that the LLC will be successful in obtaining project financing, in generating future profitable operations, disposing of these assets or the Company securing additional funding in the future on terms acceptable to us or at all.  Our audited consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded assets or liabilities.

Obligations under capital and operating leases

We have contractual obligations under operating leases that will require a total of $0.2 million in payments over the next three years.  Operating leases consist primarily of rents on office facilities and office equipment.  Our expected payments are $0.1 million, $0.1 million, and nil for the years ended December 31, 2015, 2016 and 2017, respectively.

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

The Trust may be funded by the LLC over several years based on the achievement of certain milestones, which are considered to be probable, and as such $4.0 million is accrued in the Company’s December 31, 2014, financial statements and is included in mining properties, land, and water rights.

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

On September 22, 2014, the Plaintiffs filed their notice of appeal to the U.S. Court of Appeals for the Ninth Circuit of the U.S. District Court’s dismissal.  Plaintiffs submitted their Opening Brief on January 23, 2015 and Defendants and the LLC’s deadline to file their Response Brief is March 27, 2015.  All Mt. Hope Project permits remain in effect and the Company is confident in the BLM’s process and will continue to vigorously defend this subsequent appeal of the ROD.

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

Water Rights Considerations

The Nevada State Engineer (“State Engineer”) has issued all water permits for the Mt. Hope Project.  Eureka County, Nevada and two other parties comprised of three individual water rights holders in Diamond Valley and one in Kobeh Valley filed an appeal in July 2012 to the Nevada Supreme Court challenging the granting of water permits by the State Engineer.  On June 26, 2013, the appeal was consolidated with a similar appeal of the State Engineer’s approval of the Monitoring, Management and Mitigation Plan (“3M Plan”) of the Mt. Hope Project, discussed below, and the Nevada Supreme Court heard oral argument on June 30, 2014 and is expected to issue its ruling in the first half of 2015.

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

Provision for Taxes

Income taxes are provided based upon the asset and liability method of accounting.  Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end.  In accordance with authoritative guidance for Income Taxes, a valuation allowance is recorded against the deferred tax asset if management does not believe the Company has met the “more likely than not” standard to allow recognition of such an asset.  At December 31, 2014 and 2013, we had deferred tax assets principally arising from net operating loss carryforwards for income tax purposes multiplied by an expected rate of 35%.  As management of the Company has concluded that it is not more likely than not that we will realize the benefit of the deferred tax assets, a valuation allowance equal to the net deferred tax asset has been established.

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

Contingently Redeemable Noncontrolling Interest (“CRNCI”)

Under GAAP, certain noncontrolling interests in consolidated entities meet the definition of mandatorily redeemable financial instruments if the ability to redeem the interest is outside of the control of the consolidating entity.  As described in Note 1 — “Description of Business”, the LLC Agreement permits POS-Minerals the option to put its interest in the LLC to Nevada Moly upon a change of control, as defined in the LLC Agreement, followed by a failure to use standard mining industry practice in connection with development and operation of the Mt. Hope Project as contemplated by the parties for a period of 12 consecutive months.  As such, the CRNCI has continued to be shown as a separate caption between liabilities and equity.  The carrying value of the CRNCI includes $36.0 million that will be returned to POS-Minerals in 2020, unless further extended by the members of the LLC as discussed above.  The expected return of capital to POS-Minerals is carried at redemption value as we believe redemption of this amount is probable.  The remaining carrying value of the CRNCI has not been adjusted to its redemption value as the contingencies that may allow POS-Minerals to require redemption of its noncontrolling interest are not probable of occurring.  Under GAAP, until such time as that contingency has been eliminated and redemption is no longer contingent upon anything other than the passage of time, no adjustment to the CRNCI balance should be made. Future changes in the redemption value will be recognized immediately as they occur and the Company will adjust the carrying amount of the CRNCI to equal the redemption value at the end of each reporting period.

Convertible Senior Notes and other Long-Term Debt

In December 2014, the Company sold and issued $8.5 million in units consisting of Convertible Senior Notes (the “Notes”) and warrants to accredited investors, including several directors and officers of the Company, pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 thereunder. The Notes are unsecured obligations and are senior to any of the Company’s future secured obligations to the extent of the value of the collateral securing such obligations.

The Notes bear interest at a rate of 10.0% per annum, payable in cash quarterly in arrears on each March 31, June 30, September 30, and December 31 beginning March 31, 2015. The Notes are convertible at any time in an amount equal to 80% of the greater of (i) the average volume weighted average price (“VWAP”) for the 30 Business Day period ending on the Business Day prior to the date of the conversion, or (ii) the average VWAP for the 30 Business Day period ending on the original issuance date of this note.  Each Note will convert into a maximum of 100 shares per note, resulting in the issuance of up to 8,535,000 shares, or 9.3% of shares outstanding. General Moly’s executive management team and board of directors who participate in the offering will be restricted from converting at a price less than $0.32, the most recent closing price at the time that the Notes were issued. The Notes are mandatorily redeemable at par plus the present value of remaining coupons upon (i) the availability of cash from a financing for Mt. Hope and (ii) any other debt financing by the Company. In addition, 50% of any proceeds from the sale of assets cumulatively exceeding $250,000 will be used to prepay the Notes at par plus the present value of remaining coupons. The Company has the right to redeem the Notes at any time at par plus the present value of remaining coupons. The Private Placement was negotiated by independent members of General Moly’s board of directors, none of whom participated in the transaction.

The Company additionally has certain debt related to vehicle loans and a land mortgage.  These items are allocated between long-term and current based on payments contractually required to be made within the next twelve months.

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

The long-term supply agreements provide for supply only after commercial production levels are achieved, and no provisions require the Company to deliver product or make any payments if commercial production is never achieved or declines in later periods and have floor prices ranging from $13.50 to $14.25 per pound and incremental discounts above the floor price.  The agreements require that monthly shortfalls be made up only if the Company’s portion of Mt. Hope production is available for delivery, after POS-Minerals has taken its 20% share.  In no event do these requirements to make up monthly shortfalls become obligations of the Company if production does not meet targeted levels.

Furthermore, each of the agreements remain as contractual obligations and have take-or-pay provisions that require the buyers to either take delivery of product made available by the Company, or to pay as though they had taken delivery pursuant to the term of the agreements.  In the event that our contract parties choose not to honor their contractual obligations or attempt to terminate these agreements as a result of the continuing delay in achieving production, our profitability may be adversely impacted.  We may be unable to sell any product our contract parties fail to purchase in a timely manner, at comparable prices, or at all.

While we have not used derivative financial instruments in the past, we may elect to enter into derivative financial instruments to manage commodity price risk.  We have not entered into any market risk sensitive instruments for trading or speculative purposes and do not expect to enter into derivative or other financial instruments for trading or speculative purposes.

Interest Rate Risk

As of December 31, 2014, we had a balance of cash and cash equivalents of $13.3 million and restricted cash of $53.4 million.  Interest rates on short term, highly liquid investments have not changed materially since December 31, 2010, and continue to be 1% or less on an annualized basis.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GENERAL MOLY, INC.

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of General Moly, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive loss, cash flows, and equity present fairly, in all material respects, the financial position of General Moly, Inc. at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Item 9A: Report of Management on Internal Control Over Financial Reporting.  Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Denver, Colorado

March 11, 2015

GENERAL MOLY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	December 31, 2014	December 31, 2013
ASSETS:
CURRENT ASSETS
Cash and cash equivalents	$13,269	$21,685
Deposits, prepaid expenses and other current assets	698	625
Total Current Assets	13,967	22,310
Mining properties, land and water rights	216,595	206,251
Deposits on project property, plant and equipment	74,151	74,108
Restricted cash held at EMLLC	36,000	36,000
Restricted cash held for electricity transmission	12,021	12,020
Restricted cash held for reclamation bonds	5,358	6,332
Non-mining property and equipment, net	519	669
Debt Issuance Costs	441	—
Other assets	2,994	2,994
TOTAL ASSETS	$362,046	$360,684
LIABILITIES, CONTINGENTLY REDEEMABLE NONCONTROLLING INTEREST, AND EQUITY:
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$4,633	$4,691
Accrued advance royalties	500	500
Accrued payments to Agricultural Sustainability Trust and Hanlong	—	2,000
Current portion of long term debt	290	263
Total Current Liabilities	5423	7,454
Provision for post closure reclamation and remediation costs	1,276	1,318
Accrued advance royalties	5,200	4,700
Accrued payments to Agricultural Sustainability Trust	4,000	2,000
Long term debt, net of current portion	249	538
Convertible Senior Notes	7,763	—
Other accrued liabilities	1,125	875
Total Liabilities	25,036	16,885

COMMITMENTS AND CONTINGENCIES — NOTE 12

CONTINGENTLY REDEEMABLE NONCONTROLLING INTEREST	210,317	209,007

EQUITY
Common stock, $0.001 par value; 200,000,000 shares authorized, 92,200,657 and 91,761,249 shares issued and outstanding, respectively	92	92
Additional paid-in capital	276,718	273,857
Accumulated deficit before exploration stage	(213)	(213)
Accumulated deficit during exploration and development stage	(149,904)	(138,944)
Total Equity	126,693	134,792
TOTAL LIABILITIES, CONTINGENTLY REDEEMABLE NONCONTROLLING INTEREST, AND EQUITY	$362,046	$360,684

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOLY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Years Ended
	December 31, 2014	December 31, 2013	December 31, 2012
REVENUES	$—	$—	$—

OPERATING EXPENSES:
Exploration and evaluation	2,097	772	778
General and administrative expense	8,872	8,985	10,600
TOTAL OPERATING EXPENSES	10,969	9,757	11,378

LOSS FROM OPERATIONS	(10,969)	(9,757)	(11,378)

OTHER INCOME/(EXPENSE):
Interest and dividend income	—	2	6
Interest expense	(29)	(753)	(548)
Write-off of loan commitment fees (warrant)	—	(11,472)	—
Gain on forgiveness of debt	—	804	—
Constructive receipt of break fee	—	10,000	—
Write-off of debt issuance costs	—	(6,420)	—
Realized gain from sale of mining properties	—	1,292	2,000
TOTAL OTHER (EXPENSE)/INCOME, NET	(29)	(6,547)	1,458

LOSS BEFORE INCOME TAXES	(10,998)	(16,304)	(9,920)

Income Taxes	—	—	—

CONSOLIDATED NET LOSS	$(10,998)	$(16,304)	$(9,920)
Less: Net loss attributable to contingently redeemable noncontrolling interest	38	—	—
NET LOSS ATTRIBUTABLE TO GENERAL MOLY, INC.	$(10,960)	$(16,304)	$(9,920)
Basic and diluted net loss attributable to General Moly per share of common stock	$(0.12)	$(0.18)	$(0.11)
Weighted average number of shares outstanding — basic and diluted	91,907	91,568	91,230

COMPREHENSIVE LOSS	$(10,960)	$(16,304)	$(9,920)

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOLY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended
	December 31, 2014	December 31, 2013	December 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,998)	$(16,304)	$(9,920)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	339	341	310
Interest expense	29	753	548
Stock-based compensation for employees and directors	1,718	1,829	1,414
Increase in deposits, prepaid expenses and other	(73)	(489)	(31)
Increase (decrease) in accounts payable and accrued liabilities	417	(8,170)	(3,569)
Increase in restricted cash held for electricity transmission	(1)	(7)	(8)
(Decrease) increase in post closure reclamation and remediation costs	(122)	691	40
Write-off of loan commitment fees (warrant)	—	11,472	—
Write-off of debt issuance costs	—	6,420	—
Constructive receipt of break fee	—	(10,000)	—
Forgiveness of debt (interest on bridge loan)	—	(804)	—
Realized gain related to sale of mining properties	—	(1,292)	(2,000)
Net cash used by operating activities	(8,691)	(15,560)	(13,216)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase and development of mining properties, land and water rights	(9,510)	(35,280)	(20,762)
Deposits on property, plant and equipment	(752)	(3,689)	(2,158)
Proceeds from option to purchase agreement	—	1,000	1,950
Decrease (increase) in restricted cash held for reclamation bonds	974	659	(5,858)
Increase in restricted cash — EMLLC	—	—	(36,000)
Net cash used by investing activities	(9,288)	(37,310)	(62,828)

GENERAL MOLY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended
	December 31, 2014	December 31, 2013	December 31, 2012
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock, net of issuance costs	(36)	49	583
Cash proceeds from POS-Minerals Corp.	1,348	7,127	103,807
Repayment of Debt	(261)	(250)	(142)
Proceeds from unit offering	8,535	—	—
Increase in capitalized debt issuance costs	(23)	(702)	(582)
Net cash provided by financing activities:	9,563	6,224	103,666
(Decrease) increase in cash and cash equivalents, net	(8,416)	(46,646)	27,622
Cash and cash equivalents, beginning of period	21,685	68,331	40,709
Cash and cash equivalents, end of period	$13,269	$21,685	$68,331

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Equity compensation capitalized as development	$443	$1,078	$639
Accrued portion of advance royalties	500	—	5,200
Accrued portion of payments to the Agricultural Sustainability Trust and Hanlong	—	—	2,000
Installment purchase of equipment and land	—	139	730
Accrued portion of deposits on property, plant and equipment	(709)	728	1,059
Loan commitment costs	472	—	12,076

The accompanying notes are an integral part of these consolidated financial statements

GENERAL MOLY, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except number of shares and per share amounts)

	Common Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balances, December 31, 2011	90,818,248	$91	$255,894	$—	$(112,933)	$143,052
Stock Options:
Exercised at $2.80 per share	50,971	—	125	—	—	125
Exercise of stock options	212,280	—	458	—	—	458
Stock-based compensation	—	—	2,053	—	—	2,053
Stock Warrants:
Loan Commitment Fees	—	—	12,372	—	—	12,372
Issuance of Units of Common Stock :
Issued pursuant to stock awards	251,593	—	—	—	—	—
Net loss for the year ended December 31, 2012	—	—	—	—	(9,920)	(9,920)
Balances, December 31, 2012	91,333,092	$91	$270,902	$—	$(122,853)	$148,140
Stock Options:
Exercised at $2.41 per share	20,000	—	48	—	—	48
Exercise of stock option	46,165	—	—	—	—	—
Stock-based compensation	—	—	2,907	—	—	2,907
Issuance of Units of Common Stock:
Issued pursuant to stock awards	361,992	1	—	—	—	1
Net loss for the year ended December 31, 2013	—	—	—	—	(16,304)	(16,304)
Balances, December 31, 2013	91,761,249	$92	$273,857	$—	$(139,157)	$134,792
Issuance of Units of Common Stock:
Issued pursuant to stock awards	439,408	—	(36)	—	—	(36)
Stock-based compensation	—	—	2,161	—	—	2,161
Issuance of Warrants	—	—	786	—	—	786
Debt issuance costs	—	—	(50)	—	—	(50)
Net loss for the year ended December 31, 2014	—	—	—	—	(10,960)	(10,960)
Balances, December 31, 2014	92,200,657	$92	$276,718	$—	$(150,117)	$126,693

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

The Company conducted exploration and evaluation activities from January 1, 2002 until October 4, 2007, when our Board of Directors (“Board”) approved the development of the Mt. Hope molybdenum property (“Mt. Hope Project”) in Eureka County, Nevada.  The Company is currently proceeding with the development of the Mt. Hope Project.  We have not realized any revenue from operations.  Previously, the Company had reported as a Development Stage Company, but those reporting requirements were eliminated during 2014.  We are also conducting exploration and evaluation activities on our Liberty molybdenum and copper property (“Liberty Project”) in Nye County, Nevada.

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

In addition, under the terms of the original LLC Agreement, since commercial production at the Mt. Hope Project was not achieved by December 31, 2011, the LLC will be required to return to POS-Minerals $36.0 million of its capital contributions (“Return of Contributions”), with no corresponding reduction in POS-Minerals’ ownership percentage.  Effective January 1, 2015, as part of a comprehensive agreement concerning the release of the reserve account described below, Nevada Moly and POS-Minerals agreed that the $36.0 million will be due to POS-Minerals on December 31, 2020; provided that, at any time on or before November 30, 2020, Nevada Moly and POS-Minerals may agree in writing to extend the due date to December 31, 2021; and if the due date has been so extended, at any time on or before November 30, 2021, Nevada Moly and POS-Minerals may agree in writing to extend the due date to December 31, 2022.  If the repayment date is extended, the unpaid amount will bear interest at a rate per annum of LIBOR plus 5%, which interest shall compound quarterly, commencing on December 31, 2020 through the date of payment in full.  Payments of accrued but unpaid interest, if any, shall be made on the repayment date.  Nevada Moly may elect, on behalf of the Company to cause the Company to prepay, in whole or in part, the $36.0 million at any time, without premium or penalty, along with accrued and unpaid interest, if any.  The $36.0 million due to POS-Minerals will be reduced, dollar for dollar, by the amount of capital contributions required from POS-Minerals under approved budgets of the LLC, as discussed further below.  If Nevada Moly does not fund its additional capital contribution in order for the LLC to make the required return to POS-Minerals of capital contributions set forth above, POS-Minerals has an election to either make a secured loan to the LLC to fund the Return of Contributions, or receive an additional interest in the LLC estimated to be 5%.  In the latter case, Nevada Moly’s interest in the LLC is subject to dilution by a percentage equal to the ratio of 1.5 times the amount of the unpaid Return of Contributions over the aggregate amount of deemed capital contributions (as determined under the LLC Agreement) of both parties to the LLC (“Dilution Formula”).  At December 31, 2014, the aggregate amount of deemed capital contributions of both parties was $1,075.9 million.

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

In November 2012, the Company and POS-Minerals began making monthly pro rata capital contributions to the LLC to fund costs incurred as required by the LLC Agreement.  The interest of a party in the LLC that does not make its monthly pro rata capital contributions to fund costs incurred is subject to dilution based on the Dilution Formula.  The Company and POS-Minerals consented, effective July 1, 2013, to Nevada Moly accepting financial responsibility for POS-Minerals’ 20% interest in costs related to Nevada Moly’s compensation and reimbursement as Manager of the LLC, and certain owners’ costs associated with Nevada Moly’s ongoing progress to complete project financing for its 80% interest, resulting in $2.9 million paid by Nevada Moly on behalf of POS-Minerals during the term of the consensual agreement, which ended on June 30, 2014.  From July 1 to December 31, 2014, POS-Minerals once again contributed its 20% interest in all costs incurred by the LLC.  Subject to the terms above, all required monthly contributions have been made by both parties.

Effective January 1, 2015, Nevada Moly and POS-Minerals signed an amendment to the LLC agreement under which $36.0 million held by the LLC in a reserve account established in December 2012 will be released over the next few years for the benefit of the Mt. Hope Project.  The reserve account will initially fund a reimbursement of contributions made by the members during the fourth quarter of 2014, inclusive of $0.7 million to POS-Minerals and $2.7 million to Nevada Moly.  The funds will then be used to pay ongoing expenses of the LLC until the Company obtains full financing for its portion of the Mt. Hope Project construction cost, or until the reserve account is exhausted.  Any remaining funds after financing is obtained will be returned to the Company.  POS-Minerals remains obligated to make capital contributions for its 20% portion of equipment payments required by approved budgets of the LLC, and such amounts contributed by the reserve account on behalf of POS-Minerals will reduce, dollar for dollar, the amount of the Return of Contributions that the LLC is required to return to POS-Minerals, as described above.

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

In October 2012, we entered into an agreement with Hanlong for a Subordinated Debt Facility (“Sub Debt Facility”) of up to $125.0 million.  Simultaneously with the execution of the Sub Debt Facility, the Company issued a warrant to Hanlong with a 2.5-year maturity to purchase ten million shares of the Company’s common stock.  In May 2013, the Company and Hanlong mutually agreed to terminate the Sub Debt Facility and warrant to provide the Company with greater flexibility in securing an alternative strategic partner.  As the warrant was fully vested and exercisable at the time of termination, this resulted in an $11.5 million non-cash charge to the income statement for the remaining unamortized value associated with the issuance of the warrant.

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

NOTE 2 — LIQUIDITY

Our consolidated unrestricted cash balance at December 31, 2014, was $13.3 million compared to $21.7 million at December 31, 2013, with the decrease primarily attributed to ongoing care and maintenance for the Mt. Hope Project and general and administrative expenses.

The cash needs for the development of the Mt. Hope Project are significant and require that we and/or the LLC arrange for financing to be combined with funds anticipated to be received from POS-Minerals in order to retain its 20% membership interest.  If we are unsuccessful in obtaining financing, we will not be able to proceed with the development of the Mt. Hope Project.

The Company continues its efforts to obtain full financing of the fully permitted, construction-ready Mt. Hope Project. Negotiations on investment agreement terms, sponsorship requirements, and indicative loan terms associated with a $700 to $750 million debt and equity package are continuing to advance, with strong interest from a private Chinese industrial company and a large Chinese bank in advancing the fully permitted, construction-ready project.  The Company is also continuing to explore other potential strategic options.    There is no assurance that the Company will be successful in raising the financing required to complete the Mt. Hope Project, or in raising additional financing in the future on terms acceptable to the Company, or at all.  Further, the Company does not have an estimated timeframe for finalizing any financing agreements.

In order to preserve our cash liquidity, effective September 7, 2013, we implemented a cost reduction and personnel retention program, which included reductions in base cash compensation for our executive officers, senior management employees and members of the Board of Directors.  We approved cash and equity incentives for the executive officers who remained with the Company through the earliest to occur of a financing plan for the Mt. Hope Project approved by the Board of Directors, a Change of Control (as defined in the employment or change of control agreements between the Company and each of our executive officers); involuntary termination (absent cause); or January 15, 2015 (the “Vesting Date”), and a personnel retention program providing cash and equity incentives for other employees who remained with the Company.  As part of the reduction in force implemented in late 2014, we paid $0.3 million in the fourth quarter of 2014, and in January 2015, we paid $1.1 million under this plan and issued 726,493 shares of common stock to those employees remaining with the Company.

In December 2014, the Company sold and issued $8.5 million in units consisting of Convertible Senior Notes (the “Notes”) and warrants to accredited investors, including several directors and officers of the Company, pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 thereunder. The Notes are unsecured obligations and are senior to any of the Company’s future secured obligations to the extent of the value of the collateral securing such obligations.  The warrants are exercisable between June 26, 2015 and December 26, 2019, for an aggregate of 8,535,000 shares of the Company’s common stock at $1.00 per share.  The Company received net proceeds from the sale of the units of approximately $8.0 million, after deducting discounts and offering expenses of approximately $0.5 million. Net proceeds from the sale will be used to fund ongoing operations until the Company’s portion of project financing is obtained.

Effective January 1, 2015, Nevada Moly and POS-Minerals signed an amendment to the LLC agreement under which the $36.0 million held by the LLC in a reserve account will be released for the benefit of the Mt. Hope Project.  The reserve account will initially fund a reimbursement of contributions made by the members during the fourth quarter of 2014, inclusive of $0.7 million to POS-Minerals and $2.7 million to Nevada Moly.  The funds will then be used to pay ongoing expenses of the LLC until the Company obtains full financing for its portion of the Mt. Hope Project construction cost, or until the reserve account is exhausted.  Any remaining funds after financing is obtained will be returned to the Company.  POS-Minerals remains obligated to make capital contributions for its 20% portion of equipment payments required by approved budgets of the LLC, and such amounts contributed by the reserve account on behalf of POS-Minerals will reduce, dollar for dollar, the amount of capital contributions that the LLC is required to return to POS-Minerals, as described above.

We continue to work with our long-lead vendors to defer timing of contractual payments for mining and milling equipment in order to preserve current liquidity.  The following table sets forth the LLC’s cash commitments under these equipment contracts (collectively, “Purchase Contracts”) at December 31, 2014 (in millions):

Year	As of December 31 2014 *
2015	12.8
2016	1.9
Total	$14.7

* All amounts are commitments of the LLC, and as a result of the agreement between Nevada Moly and POS-Minerals are to be funded by the $36.0 million reserve account until such time that the Company obtains financing for its portion of construction costs at the Mt. Hope Project or until the reserve account balance is exhausted, and thereafter are to be funded 80% by Nevada Moly and 20% by POS-Minerals.  POS-Minerals remains obligated to make capital contributions for its 20% portion of equipment payments required by approved budgets of the LLC, and such amounts contributed by the reserve account on behalf of POS-Minerals will reduce, dollar for dollar, the amount of capital contributions that the LLC is required to return to POS-Minerals, as described above.

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

Through December 31, 2014, the LLC has made deposits and/or final payments of $74.2 million on equipment orders.  Of these deposits, $64.4 million relate to fully fabricated items, primarily milling equipment, for which the LLC has additional contractual commitments of $14.7 million noted in the table above.  The remaining $9.8 million reflects both partially fabricated milling equipment, and non-refundable deposits on mining equipment.  As discussed in Note 12, the mining equipment agreements remain cancellable with no further liability to the LLC. The underlying value and recoverability of these deposits and our mining properties in our consolidated balance sheets are dependent on the LLC’s ability to fund development activities that would lead to profitable production and positive cash flow from operations, or proceeds from the disposition of these assets. There can be no assurance that the LLC will be successful in generating future profitable operations, disposing of these assets or the Company securing additional funding in the future on terms acceptable to us or at all.  Our consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded assets or liabilities.

Based on our commitments as of December 31, 2014, we expect to make additional payments for reclamation bonding costs of $0.5 million and advance royalties of $0.5 million through the end of 2015.  With our cash conservation plan, our non-equipment related cash requirements have declined to approximately $1.3 million per month, a portion of which is payable out of the $36.0 million reserve account.  Accordingly, based on our current cash on hand and our ongoing cash conservation plan, the Company expects it will have adequate liquidity in order to fund our working capital needs through 2015.  Potential funding sources include public or private equity offerings, arranging for use of restricted cash, or sale of non-core assets owned by the Company.  There is no assurance that the Company will be successful in securing additional funding.  This could result in further cost reductions, contract cancellations, and potential delays which ultimately may jeopardize the development of the Mt. Hope Project.

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

Accounting Method

Our financial statements are prepared using the accrual basis of accounting in accordance with GAAP.  With the exception of the LLC, all of our subsidiaries are wholly owned.  In February 2008, we entered into the LLC Agreement, which established our ownership interest in the LLC at 80%.  The consolidated financial statements include all of our wholly owned subsidiaries and the LLC.  The POS-Minerals contributions attributable to their 20% interest are shown as Contingently Redeemable Noncontrolling Interest on the Consolidated Balance Sheet.  The net loss attributable to contingently redeemable noncontrolling interest is reflected separately on the Consolidated Statement of Operations and reduces the Contingently Redeemable Noncontrolling Interest on the

Consolidated Balance Sheet.  Net losses of the LLC are attributable to the owners of the LLC based on their respective ownership percentages in the LLC.  During 2014, the LLC had a $0.2 million loss primarily associated with a reduction in force that occurred in late 2014, of which $38,000 was attributed to the Contingently Redeemable Noncontrolling Interest.

Contingently Redeemable Noncontrolling Interest (“CRNCI”)

Under GAAP, certain noncontrolling interests in consolidated entities meet the definition of mandatorily redeemable financial instruments if the ability to redeem the interest is outside of the control of the consolidating entity.  As described in Note 1 — “Description of Business”, the LLC Agreement permits POS-Minerals the option to put its interest in the LLC to Nevada Moly upon a change of control, as defined in the LLC Agreement, followed by a failure to use standard mining industry practice in connection with development and operation of the Mt. Hope Project as contemplated by the parties for a period of 12 consecutive months.  As such, the CRNCI has continued to be shown as a separate caption between liabilities and equity.  The carrying value of the CRNCI includes $36.0 million that will be returned to POS-Minerals in 2020, unless further extended by the members of the LLC as discussed above.  The expected return of capital to POS-Minerals is carried at redemption value as we believe redemption of this amount is probable.  The remaining carrying value of the CRNCI has not been adjusted to its redemption value as the contingencies that may allow POS-Minerals to require redemption of its noncontrolling interest are not probable of occurring.  Under GAAP, until such time as that contingency has been eliminated and redemption is no longer contingent upon anything other than the passage of time, no adjustment to the CRNCI balance should be made. Future changes in the redemption value will be recognized immediately as they occur and the Company will adjust the carrying amount of the CRNCI to equal the redemption value at the end of each reporting period.

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

We consider all restricted cash to be long-term.  In December 2012, the Company established a reserve account at the direction of the LLC management committee in the amount of $36.0 million.  Effective January 1, 2015, Nevada Moly and POS-Minerals agreed upon procedures for maintaining the Mt. Hope Project as described above.  Under the agreement, the $36.0 million held by the LLC, which funds were to remain until availability of the Company’s portion of financing for the Mt. Hope Project is confirmed or until the LLC management committee agreed to release the funds, will be released for the benefit of the Mt. Hope Project.

Basic and Diluted Net Loss Per Share

Net loss per share was computed by dividing the net loss attributable to the Company by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Outstanding awards as of December 31, 2014, 2013, and 2012, respectively, were as follows:

	December 31, 2014	December 31, 2013	December 31, 2012
Warrants	9,535,000	1,000,000	11,000,000
Stock Options	271,112	544,999	1,266,658
Unvested Stock Awards	1,723,328	2,280,890	1,136,223
Stock Appreciation Rights	1,923,144	2,096,653	1,639,631

These awards were not included in the computation of diluted loss per share for the twelve months December 31, 2014, 2013, and 2012, respectively, because to do so would have been anti-dilutive.  Therefore, basic loss per share is the same as diluted loss per share.

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

At December 31, 2014 and 2013, accumulated depreciation and amortization was $2.3 and $2.0 million, respectively, of which $2.0 and $1.7 million, respectively, was capitalized.

Convertible Senior Notes and other Long-Term Debt

In December 2014, the Company sold and issued $8.5 million in units consisting of Convertible Senior Notes (the “Notes”) and warrants to accredited investors, including several directors and officers of the Company, pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 thereunder. The Notes are unsecured obligations and are senior to any of the Company’s future secured obligations to the extent of the value of the collateral securing such obligations.

The Notes bear interest at a rate of 10.0% per annum, payable in cash quarterly in arrears on each March 31, June 30, September 30, and December 31 beginning March 31, 2015. The Notes are convertible at any time in an amount equal to 80% of the greater of (i) the average volume weighted average price (“VWAP”) for the 30 Business Day period ending on the Business Day prior to the date of the conversion, or (ii) the average VWAP for the 30 Business Day period ending on the original issuance date of this note.  Each Note will convert into a maximum of 100 shares per note, resulting in the issuance of up to 8,535,000 shares, or 9.3% of shares outstanding. General Moly’s executive management team and board of directors who participate in the offering will be restricted from converting at a price less than $0.32, the most recent closing price at the time that the Notes were issued. The Notes are mandatorily redeemable at par plus the present value of remaining coupons upon (i) the availability of cash from a financing for Mt. Hope and (ii) any other debt financing by the Company. In addition, 50% of any proceeds from the sale of assets cumulatively exceeding $250,000 will be used to prepay the Notes at par plus the present value of remaining coupons. The Company has the right to redeem the Notes at any time at par plus the present value of remaining coupons. The Private Placement was negotiated by independent members of General Moly’s board of directors, none of whom participated in the transaction.

The Company additionally has certain debt related to vehicle loans and a land mortgage.  These items are allocated between long-term and current based on payments contractually required to be made within the next twelve months.

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

Development Stage Entities (Topic 915) - Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915) - Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation.  The update removes all incremental financial reporting requirements from U.S. GAAP for development stage entities, including the removal of Topic 915, Development Stage Entities, from the FASB Accounting Standards Codification.  The Company adopted  this guidance in its financial statements for the year ended December 31, 2014 which resulted in removal of all references to development stage entities, modified disclosure and financial statements.

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

NOTE 4 — MINING PROPERTIES, LAND AND WATER RIGHTS

We currently have interests in two mining properties that are the primary focus of our operations, the Mt. Hope Project and the Liberty Project.  We also have certain other, non-core, mining properties that are being evaluated for future development or sale.

The Mt. Hope Project.  We are currently in the process of developing the Mt. Hope Project. In January 2014, the Company published an updated Technical Report on the Mt. Hope Project using Canadian Instrument NI 43-101 guidelines, which provided data on the viability and expected economics of the project.  Based on the findings in the study, on a 100% basis, we reported 1.4 billion pounds of contained (1.2 billion pounds recoverable) molybdenum in proven and probable reserves.

Liberty Project.  We are currently in the process of exploration and evaluation of the Liberty Project.  In July 2014, the Company published an updated NI 43-101 compliant pre-feasibility study, which more closely examined the use of existing infrastructure and the copper potential of the property.

Other Mining Properties.  We also have mining claims and land purchased prior to 2006 which consist in part of (a) approximately 107 acres of fee simple land in the Little Pine Creek area of Shoshone County, Idaho, (b) six patented mining claims known as the Chicago-London group, located near the town of Murray in Shoshone County, Idaho, (c) 34 unpatented mining claims in Marion County, Oregon, known as the Detroit property and (d) 83 unpatented mining claims in Sanders and Madison County, Montana.

Summary. The following is a summary of mining properties, land and water rights at December 31, 2014 and 2013 (in thousands):

	At December 31, 2014	At December 31, 2013
Mt. Hope Project:
Development costs	$165,785	$156,436
Mineral, land and water rights	11,728	11,728
Advance Royalties	29,300	28,300
Total Mt. Hope Project	206,813	196,464
Total Liberty Project	9,701	9,706
Other Properties	81	81
Total	$216,595	$206,251

Development costs and Deposits on project property, plant and equipment

Development costs of $165.8 million include hydrology and drilling costs, expenditures to further the permitting process, capitalized salaries, project engineering costs, and other expenditures required to fully develop the Mt. Hope Project.  Deposits on project property, plant and equipment of $74.2 million represent ongoing progress payments on equipment orders for the custom-built grinding and milling equipment, related electric mill drives, and other processing equipment that require the longest lead times.

Restricted Cash held for Electricity Transmission

The LLC has paid $12.0 million into an escrow arrangement for electricity transmission services.  The amount represents security for a third party transmission contract that will provide power to the Mt. Hope Project, and is accounted for as restricted cash. As electricity transmission was not delivered to the Mt. Hope Project by December 1, 2014, the LLC is working with the provider to renegotiate the existing agreement.  To the extent that the transmission capacity cannot be resold or the agreement extended, the LLC will forfeit the $12.0 million over a five-year period according to a contractual monthly drawdown schedule.

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

The following table shows asset retirement obligations for future mine closure and reclamation costs in connection with the Mt. Hope Project and within the boundaries of the Plan of Operations (“PoO”):

At December 31, 2014
(in thousands)
At January 1, 2013	$—
Adjustments *	1,112
At December 31, 2013	$1,112
Accretion Expense	80
Adjustments *	(115)
At December 31, 2014	$1,077

*  Includes annual changes to the escalation rate, the market-risk premium rate, or reclamation time periods

The estimated future reclamation costs for the Mt. Hope Project have been discounted using a rate of 8%.  The total inflated and undiscounted estimated reclamation costs associated with current disturbance under the PoO at the Mt. Hope Project were $7.0 million at December 31, 2014.  Increases in ARO liabilities resulting from the passage of time are recognized as accretion expense.

The LLC is required by U.S. federal and state laws to provide financial assurance sufficient to allow a third party to implement approved closure and reclamation plans if the LLC is unable to do so.  The laws govern the determination of the scope and cost of the closure, and the amount and forms of financial assurance.  As of December 31, 2014, the LLC has provided the appropriate regulatory authorities with $73.4 million in reclamation financial guarantees through the posting of surety bonds for reclamation of the Mt. Hope Project as approved in the ROD.  As of December 31, 2014, we had $4.3 million in cash deposits associated with these bonds, which are specific to the PoO disturbance and accounted for as restricted cash and are unrelated to the inflated and undiscounted liability referenced above.

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

	Mt. Hope Project outside PoO boundary	Liberty
	(in thousands )
At January 1, 2013	502	125
Adjustments *	(421)	—
At December 31, 2013	$81	$125
Additions	—	—
Adjustments *	—	(7)
At December 31, 2014	$81	$118

*  Includes reduced / reclaimed disturbance, BLM rate changes, and transfer into the approved PoO

NOTE 6 — CONVERTIBLE SENIOR NOTES

In December 2014, the Company sold and issued 85,350 Units of Convertible Senior Notes (the “Notes”) with warrants (the “Warrants”) to qualified buyers pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, of which 23,750 Units were sold and issued to related parties, including several directors and officers of the Company. The Notes are unsecured obligations and are senior to any of the Company’s future secured obligations to the extent of the value of the collateral securing such obligations.

The transaction value of $8.5 million was allocated between debt for the Notes and equity for the Warrants based on the relative fair value of the two instruments.   This resulted in recording $0.8 million in Additional Paid In Capital for the relative fair value of the Warrants and $7.7 million as Convertible Senior Notes.  The Company received net proceeds from the sale of the Notes of approximately $8.0 million, after deducting offering expenses of approximately $0.5 million, which was allocated between debt and equity, As a result, the Company recognized $0.4 million as Debt Issuance Costs to be amortized over the expected redemption period, and $0.1 million recognized as a reduction to Additional Paid in Capital. Net proceeds from the sale will be used to fund ongoing operations until the Company’s portion of project financing is obtained.

The Notes bear interest at a rate of 10.0% per annum, payable in cash quarterly in arrears on each March 31, June 30, September 30, and December 31 beginning March 31, 2015.  The Notes mature on December 26, 2019 unless earlier redeemed, repurchased or converted. The Company may redeem the Notes for cash, either in whole or in part, at any time, in exchange for the sum of (i) a cash payment equal to the unpaid principal plus all accrued but unpaid interest through the date of redemption and (ii) the present value of the remaining scheduled interest payments discounted to the maturity date at the annual percentage yield on U.S. Treasury securities with maturity similar to the notes plus 25 basis points (the “Optional Redemption”). The Notes are mandatorily redeemable at par plus the present value of remaining coupons upon (i) the availability of cash from a financing for Mt. Hope and (ii) any other debt financing by the Company. In addition, 50% of any proceeds from the sale of assets cumulatively exceeding $250,000 will be used to prepay the Notes at par plus the present value of remaining coupons (the “Mandatory Redemption”).

The Notes are convertible at any time in an amount equal to 80% of the greater of (i) the average VWAP for the 30 Business Day period ending on the Business Day prior to the date of the conversion, or (ii) the average VWAP for the 30 Business Day period ending on the original issuance date of this note.  Each Note will convert into a maximum of 100 shares per note, resulting in the issuance of 8,535,000 shares, or 9.3% of shares outstanding (the “Conversion Option”). General Moly’s executive management team and board of directors who participate in the offering will be restricted from converting at a price less than $0.32, the most recent closing price at the time that the Notes were issued.

If the Company undergoes a “fundamental change”, the Notes will be redeemed for cash at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased plus accrued and unpaid interest, including contingent interest and additional amounts, if any. Examples creating a “fundamental change” include the reclassification of the common stock, consolidation or merger of the Company with another entity or sale of all or substantially all of the Company’s assets.

The Company had interest payable related to the Notes included in the line item “Accounts payable and accrued liabilities” on its Consolidated Balance Sheets of nil at December 31, 2014.

Based on the redemption and conversion features discussed above, the Company determined that there were embedded derivatives that require bifurcation from the debt instrument and accounted for under ASC 815. Embedded derivatives are separated from the host contract, the Notes, and carried at fair value when: (a) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract; and (b) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument. The Company has concluded that the Mandatory Redemption and Conversion Option features embedded within the Notes meet these criteria and, as such, must be valued separate and apart from the Notes as one embedded derivative and recorded at fair value each reporting period.

A probability-weighted calculation was utilized to estimate the fair value of the Mandatory Redemption. The Company used a binomial lattice model in order to estimate the fair value of the Conversion Option in the Notes. A binomial lattice model generates two probable outcomes, arising at each point in time, starting from the date of valuation until the maturity date. A lattice was initially used to determine if the Notes would be converted or held at each decision point. Within the lattice model, the Company assumes that the Notes will be converted early if the conversion value is greater than the holding value.

As of December 31, 2014, the carrying value of the Notes, absent the Embedded Derivatives, was $6.9 million inclusive of an unamortized debt discount of $1.7 million. The fair value of the Notes at December 31, 2014 was $11.2 million.

As of December 31, 2014, the embedded derivatives recorded in Convertible Senior Notes at fair value were $0.9 million. The changes in the estimated fair value of the embedded derivatives during the year ended December 31, 2014 were nil with nil gain or loss on embedded derivatives recognized in the Statement of Operations.

The Company has estimated the fair value of the Convertible Senior Notes and embedded derivatives based on Level 3 inputs. Changes in certain inputs into the valuation models can have a significant impact on changes in the estimated fair value. For example, the estimated fair value of the embedded derivatives will generally decrease with; (1) a decline in the stock price; (2) increases in the estimated stock volatility; and (3) an increase in the estimated credit spread..

The following inputs were utilized to measure the fair value of the Notes and embedded derivatives: (i) price of the Company’s common stock; (ii) Conversion Rate (as defined in the Note); (iii) Conversion Price (as defined in the Note); (iv) maturity date; (v) risk-free interest rate; (vi) estimated stock volatility; (vii) estimated credit spread for the Company; (viii) default intensity; and (ix) recovery rate.

The following tables set forth the inputs to the models that were used to value the embedded derivatives:

December 26, 2014
Stock Price	$0.64
Maturity Date	December 31, 2019
Risk-Free Interest Rate	1.75%
Estimated Stock Volatility	40.00%
Default Intensity	2.00%
Recovery Rate	30.00%

Type of Event	Expected Date	Probability of Event
Mandatory Redemption	June 30, 2016	80%
Conversion Option	March 31, 2017	10%
Note Reaches Maturity	December 31, 2019	10%

NOTE 7 — COMMON STOCK UNITS, COMMON STOCK AND COMMON STOCK WARRANTS

Year ended December 31, 2014

During the year ended December 31, 2014, 439,408 shares of common stock were issued pursuant to stock awards.

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

The following is a summary of common stock warrant activity for each of the three years ended December 31, 2014:

	Number of Shares Under Warrants	Exercise Price
Balance at December 31, 2011	1,000,000	$5.00
Issuance of new warrants	10,000,000	$4.23
Balance at December 31, 2012	11,000,000	$4.23 to 5.00
Expiration of warrants	(10,000,000)	$4.23
Balance at December 31, 2013	1,000,000	$5.00
Issuance of new warrants	8,535,000	$1.00
Balance at December 31, 2014	9,535,000	$1.00 to $5.00
Weighted average exercise price	$1.42

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

On December 26, 2014, the Company issued 8.5 million warrants in connection with the private placement of its senior convertible notes at a price of $1.00 per share and had a relative fair value of $0.8 million.  In addition, the $0.8 million value placed on the warrants was considered a debt discount and is to be amortized over the expected redemption period.

Of the warrants outstanding at December 31, 2014, 1.0 million are exercisable at $5.00 per share once General Moly has received financing necessary for the commencement of commercial production at the Mt. Hope Project and will expire one year thereafter with the remaining 8.5 million are exercisable at $1.00 per share at any time from June 26, 2015 through their expiration on December 26, 2019.

Pursuant to our Certificate of Incorporation, we are authorized to issue 200.0 million shares of $0.001 par value common stock.  All shares have equal voting rights, are non-assessable and have one vote per share.  Voting rights are not cumulative and therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

NOTE 8 — PREFERRED STOCK

Pursuant to our Certificate of Incorporation we are authorized to issue 10,000,000 shares of $0.001 per share par value preferred stock.  The authorized but unissued shares of preferred stock may be issued in designated series from time to time by one or more resolutions adopted by the Board.  The Board has the authority to determine the preferences, limitations and relative rights of each series of preferred stock.  At December 31, 2014, and 2013, no shares of preferred stock were issued or outstanding.

NOTE 9 — EQUITY INCENTIVES

In 2006, the Board and shareholders of the Company approved the 2006 Equity Incentive Plan (“2006 Plan”) that replaced the 2003 Equity Incentive Plan (“2003 Plan”).  In May 2010, our shareholders approved an amendment to the 2006 Plan increasing the number of shares that may be issued under the plan by 4,500,000 shares to 9,600,000 shares.  The 2006 Plan authorizes the Board, or a committee of the Board, to issue or transfer up to an aggregate of 9,600,000 shares of common stock, of which 1,964,204 remain available for issuance as of December 31, 2014.  Awards under the 2006 Plan may include incentive stock options, non-statutory stock options, restricted stock units, restricted stock awards, and stock appreciation rights (“SARs”).  At the option of the Board, SARs may be settled with cash, shares, or a combination of cash and shares.  The Company settles the exercise of other stock-based compensation with newly issued common shares.

Stock-based compensation cost is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes option pricing model and is recognized as compensation ratably on a straight-line basis over the requisite vesting/service period.  As of December 31, 2014, there was $1.9 million of total unrecognized compensation cost related to share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 2.0 years.

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

For the Year Ended December 31:	2014	2013	2012
Expected Life *	3.5 to 6.0 years	3.5 to 6.0 years	3.5 to 6.0 years
Interest Rate+	0.58% to 1.37%	0.36% to 1.37%	0.36% to 2.58%
Volatility **+	70.31% to 92.76%	62.04% to 87.82%	73.43% to 94.60%
Dividend Yields	—	—	—
Weighted Average Fair Value of Stock Appreciation Rights Granted During the Year	$—	$2.74	$3.72

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

At December 31, 2014, the aggregate intrinsic value of outstanding and exercisable (fully vested) options and SARs was nil and had a weighted-average remaining contractual term of 1.7 years.  The total intrinsic value of options exercised during the years ended December 31, 2014, 2013 and 2012 was nil, nil, and $0.3 million, respectively.  The total intrinsic value of SARs exercised during the year ended December 31, 2014, 2013 and 2012 was nil in all years.

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

The compensation expense recognized by the Company for Stock Awards is based on the closing market price of the Company’s common stock on the date of grant.  For the years ended December 31, 2014, 2013 and 2012 the weighted-average grant date fair value for Stock Awards was $1.42, $1.82, and $4.22, respectively.  The total fair value of stock awards vested during 2014 and 2013 is $0.4 million and $0.9 million, respectively.

Summary of Equity Incentive Awards

The following table summarizes activity under the Plans during the year ended December 31, 2014:

	Stock Options		SARs		Stock Awards
	Weighted Average Exercise Price	Number of Shares Under Option	Weighted Average Strike Price	Number of Shares Under Option	Weighted Average Grant Price	Number of Shares
Balance at January 1, 2014	$7.44	544,999	$2.79	2,096,653	$2.70	2,280,890
Awards Granted	—	—	—	—	1.42	95,000
Awards Exercised or Earned	—	—	—	—	2.17	(484,330)
Awards Forfeited	—	—	2.29	(100,101)	3.18	(168,232)
Awards Expired	7.63	(273,887)	4.22	(73,408)	—	—
Balance at December 31, 2014	$7.25	271,112	2.76	1,923,144	2.73	1,723,328

Exercisable at December 31, 2014	$8.30	121,112	1.81	553,386

A summary of the status of the non-vested awards as of December 31, 2014 and changes during the year ended December 31, 2014 is presented below.

	Stock Options		SARs		Stock Awards
	Weighted Average Fair Value	Number of Shares Under Option	Weighted Average Fair Value	Number of Shares Under Option	Weighted Average Fair Value	Number of Shares
Balance at January 1, 2014	$6.40	150,000	$3.06	1,524,908	$2.70	2,280,890
Awards Granted	—	—	—	—	1.42	95,000
Awards Vested or Earned	—	—	2.45	(55,049)	2.17	(484,330)
Awards Forfeited	—	—	2.29	(100,101)	3.18	(168,232)
Balance at December 31, 2014	$6.40	150,000	3.14	1,369,758	2.73	1,723,328

Compensation Cost Recognized and Capitalized Related to Equity Incentives

The following table summarizes the compensation cost recognized and capitalized related to equity incentives:

Summary of Compensation Cost Recognized and Capitalized related to Equity Incentives for the Year Ended December 31 (in thousands):	2014	2013	2012
Stock Options*	$—	$—	$1
SARs
Performance based	382	417	419
Vesting over time	34	146	257
Stock Awards:
Performance based*	1,160	810	309
Vesting over time	450	933	539
Board of Directors and Secretary	135	601	528
Total	$2,161	$2,907	$2,053
Included in:
Capitalized as Development	443	1,078	639
Expensed	1,718	1,829	1,414
	$2,161	$2,907	$2,053

*                                   The Company recorded significant forfeitures during 2014 related to unvested options of terminated employees and performance-based restricted shares forfeited as a result of the failure to achieve certain associated milestones required for vesting.

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

NOTE 10 — CHANGES IN CONTINGENTLY REDEEMABLE NONCONTROLLING INTEREST (CRNCI)

	Activity for Year Ended
Changes CRNCI (Dollars in thousands)	December 31, 2014	December 31, 2013
Total CRNCI January 1, 2014 and 2013, respectively	$209,007	$201,880
Plus: Capital Contributions Attributable to CRNCI	1,348	7,127
Less: Net Loss Attributable to CRNCI	(38)	—
Total CRNCI December 31, 2014 and 2013, respectively	$210,317	$209,007

NOTE 11 — INCOME TAXES

At December 31, 2014 and 2013 we had deferred tax assets principally arising from the net operating loss carry forwards for income tax purposes multiplied by an expected rate of 35%. As management of the Company has concluded that it is not more likely than not that we will realize the benefit of the deferred tax assets, a valuation allowance equal to the net deferred tax asset has been established at December 31, 2014 and 2013. The significant components of the deferred tax asset at December 31, 2014 and 2013 were as follows (in thousands):

	December 31, 2014	December 31, 2013
Operating loss carry forward	$212,710	$195,733
Unamortized exploration expense	7,247	8,388
Fixed asset depreciation	17	(46)
Deductible stock based compensation	4,958	3,264
Other	279	220
Deductible temporary difference	$225,211	$207,559
Taxable temporary difference — Investment in Eureka Moly, LLC	$(120,679)	$(109,699)
Embedded derivative debt discount	$(875)	—
Net deductible temporary difference	$103,657	$97,860
Deferred tax asset	$36,280	$34,251
Deferred tax asset valuation allowance	$(36,280)	$(34,251)
Net deferred tax asset	$—	$—

At December 31, 2014 and December 31, 2013 we had net operating loss carry-forwards of approximately $212.7 million and $195.7 million, respectively, which expire in the years 2021 through 2034.  The change in the allowance account from December 31, 2013 to December 31, 2014 was $2.0 million.

As of December 31, 2014, December 31, 2013, and December 31, 2012, the Company had no unrecognized tax benefits.  There was no change in the amount of unrecognized tax benefits as a result of tax positions taken during the year or in prior periods or due to settlements with taxing authorities or lapses of applicable statues of limitations.  The Company is open to federal and state tax audits until the applicable statutes of limitations expire.

NOTE 12 — COMMITMENTS AND CONTINGENCIES

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

The Mt. Hope Lease requires a royalty advance (“Construction Royalty Advance”) of 3% of certain construction capital costs, as defined in the Mt. Hope Lease.  The LLC is obligated to pay a portion of the Construction Royalty Advance each time capital is raised for the Mt. Hope Project based on 3% of the expected capital to be used for those certain construction capital costs defined in the Mt. Hope Lease.  Through December 31, 2014, we have paid $23.6 million of the total Construction Royalty Advance.  Based on our Mt. Hope Project capital budget we estimate that a final reconciliation payment on the Capital Construction Cost Estimate (the “Estimate”) will be due following the commencement of commercial production, after as-built costs are definitively determined.  The Company estimates, based on the revised capital estimate discussed above and the current timeline for the commencement of commercial production, that an additional $4.2 million will be due approximately 20 — 24 months after the commencement of construction.  This amount was accrued as of December 31, 2014.  The capital estimates may be subject to escalation in the event the Company experiences continued delays in achieving full financing for the Mt. Hope Project.

The LLC is also obligated to make a minimum annual advance royalty payment (“Annual Advance Royalty”) of $0.5 million each October 19 for any year wherein commercial production has not been achieved or the MHMI Production Royalty (as hereinafter defined) is less than $0.5 million.  As commercial production is not anticipated to commence until early 2018, the Company has accrued $1.5 million in Annual Advance Royalty payments which will be due in three $0.5 million installments in October 2015, 2016 and 2017, respectively.  An additional installment of $0.5 million was paid in October 2014.  The Estimate and the Annual Advance Royalty are collectively referred to as the “Advance Royalties.”  All Advance Royalties are credited against the MHMI Production Royalties once the mine has achieved commercial production.  After the mine begins production, the LLC estimates that the MHMI Production Royalties will be in excess of the Annual Advance Royalties for the life of the Mt. Hope Project.  Until the advance royalties are fully credited, the LLC will pay one half of the calculated Production Royalty annually.  Assuming a $12 molybdenum price, the Annual Advance Royalties are consumed within the first five years of commercial production.

Deposits on project property, plant and equipment

At December 31, 2014, the LLC has active orders with varying stages of fabrication on milling process equipment comprised of two 230kV primary transformers and substation, a primary crusher, a semi-autogenous mill, two ball mills, and various motors for the mills.  In late 2012 and early 2013, the LLC made additional commitments for wellfield materials and equipment, and placed purchase orders for long-lead milling process equipment including the commitments for the engineering portion of flotation cells and roaster equipment.

The following table sets forth the LLC’s cash commitments under mining and milling equipment contracts (collectively, “Purchase Contracts”) at December 31, 2014 (in millions):

Year	As of December 31, 2014 *
2015	$12.8
2016	1.9
2017	—
Total	$14.7

* All amounts are commitments of the LLC, and as a result of the agreement between Nevada Moly and POS-Minerals are to be funded by the reserve account until such time that the Company obtains financing for its portion of construction costs at the Mt. Hope Project or until the reserve account balance is exhausted, and thereafter are to be funded 80% by Nevada Moly and 20% by POS-Minerals.  POS-Minerals remains obligated to make capital contributions for its 20% portion of equipment payments required by approved budgets of the LLC, and such amounts contributed by the reserve account on behalf of POS-Minerals will reduce, dollar for dollar, the amount of capital contributions that the LLC is required to return to POS-Minerals, as described above.

Equipment and Supply Procurement

Through December 31, 2014, the LLC has made deposits and/or final payments of $74.2 million on equipment orders, has spent approximately $187.4 million for the development of the Mt. Hope Project and has paid $12.0 million into an escrow arrangement for electricity transmission services, for a total Mt. Hope Project inception-to-date spend of $273.6 million.

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

Obligations under capital and operating leases

We have contractual operating leases that will require a total of $0.2 million in payments over the next three years.  Operating leases consist primarily of rents on office facilities and office equipment.  Our expected payments are $0.1 million, $0.1 million, and nil for the years ended December 31, 2015, 2016, and 2017, respectively.

Creation of Agricultural Sustainability Trust

On August 19, 2010, the LLC entered into an agreement with the Eureka Producers’ Cooperative (“EPC”) whereby the LLC will fund a $4.0 million Sustainability Trust ( “Trust”) in exchange for the cooperation of the EPC with respect to the LLC’s water rights and permitting of the Mt. Hope Project.  The Trust will be tasked with developing and implementing programs that will serve to enhance the sustainability and well-being of the agricultural economy in the Diamond Valley Hydrographic Basin through reduced water consumption.

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

On February 15, 2013, Great Basin Resource Watch and the Western Shoshone Defense Project (“Plaintiffs”) filed a Complaint against the U.S. Department of the Interior and the BLM (“Defendants”) in the U.S. District Court, District of Nevada, seeking relief under the National Environmental Policy Act (“NEPA”) and other federal laws challenging the BLM’s issuance of the ROD for the Mt. Hope Project.  The Court allowed the LLC to intervene in the matter.

On July 23, 2014, the U.S. District Court denied Plaintiffs’ motion for summary judgment in its entirety and on August 1, 2014 the Court entered judgment in favor of the Defendants and the LLC, and against Plaintiffs regarding all claims raised in the Complaint.

On September 22, 2014, the Plaintiffs filed their notice of appeal to the U.S. Court of Appeals for the Ninth Circuit of the U.S. District Court’s dismissal.  Plaintiffs submitted their Opening Brief on January 23, 2015 and Defendants and the LLC’s deadline to file their Response Brief is March 27, 2015.  All Mt. Hope Project permits remain in effect and the Company is confident in the BLM’s process and will continue to vigorously defend this subsequent appeal of the ROD.

On June 17, 2014, the LLC submitted an amendment to the approved PoO to reflect minor design changes that were identified during continued engineering and the initial phases of construction, and on November 6, 2014, submitted minor revisions to the amendment.  The BLM has determined that an Environmental Assessment (“EA”) is required under the NEPA to analyze and disclose environmental impacts associated with these changes. As per the NEPA regulatory framework, the decision to complete an EA means that BLM has preliminarily determined that impacts will not be significant. The BLM has initiated the EA process, completion of which is anticipated to culminate in issuance of a FONSI. We expect this process to be completed in the first half of 2015.  During the amendment review and preparation of the EA, the approved PoO remains in effect and the LLC is authorized to continue construction under that existing approval.  The changes proposed in the amendment are similar to approved activities, and we do not anticipate any additional baseline studies or mitigation will be required.  Ongoing changes to permits and the PoO during the life of mining operations are typical as design evolves and operations are optimized.

Water Rights Considerations

The Nevada State Engineer (“State Engineer”) has issued all water permits for the Mt. Hope Project.  Eureka County, Nevada and two other parties comprised of three individual water rights holders in Diamond Valley and one in Kobeh Valley filed a further appeal in July 2012 to the Nevada Supreme Court challenging the granting of water permits by the State Engineer.  On June 26, 2013, the appeal was consolidated with a similar appeal of the State Engineer’s approval of the Monitoring, Management and Mitigation Plan (“3M Plan”) of the Mt. Hope Project, discussed below, and the Nevada Supreme Court heard oral argument on June 30, 2014 and is expected to issue its ruling in the first half of 2015.

Two individual water rights holders appealed the State Engineer’s approval of the 3M Plan to the Nevada State District Court (“District Court”).  Following oral argument on April 15, 2013, the District Court denied the Petition for Judicial Review of the 3M Plan and issued its Written Order on May 17, 2013.  Thereafter, Petitioners filed an appeal on May 20, 2013 of the District’s Court Order to the Nevada Supreme Court, which, as discussed above, has been consolidated with the appeal also from the District Court of the water permits.  We remain confident the Nevada Supreme Court will uphold the District Court’s Orders regarding the 3M Plan and the water permits.

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

NOTE 13 — UNAUDITED SUPPLEMENTARY DATA

The following is a summary of selected unaudited quarterly financial information (in thousands except per share amounts):

Year Ended December 31, 2014	Q1	Q2	Q3	Q4
Loss from operations	$(2,359)	$(2,827)	$(3,238)	$(2,545)
Other (expense)/income	(12)	—	—	(17)
Consolidated net loss	(2,370)	(2,827)	(3,238)	(2,525)
Basic net income/(loss) per share	(0.03)	(0.03)	(0.04)	(0.02)

Year Ended December 31, 2013
Loss from operations	$(2,639)	$(2,569)	$(1,795)	$(2,754)
Other income/(expense)	(361)	(11,732)	4,352	1,194
Consolidated net loss	(3,000)	(14,301)	2,557	(1,560)
Basic net income/(loss) per share	$(0.03)	$(0.16)	$0.03	$(0.02)
Diluted net income/(loss) per share	$(0.03)	$(0.16)	$0.03	$(0.02)

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

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) published an updated Internal Control — Integrated Framework (2013) and related illustrative documents.  The Company adopted the new framework in 2014.

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

Management conducted its evaluation of the effectiveness of the Company’s internal controls over financial reporting based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework in 2013.  Based on this evaluation, management concluded that, at December 31, 2014, the Company’s internal control over financial reporting was effective.

The effectiveness of the Company’s assessment of internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

ITEM 9B.      OTHER INFORMATION

None.

PART III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding directors and executive officers of registrant is presented under the heading “Directors and Executive Officers” in our definitive proxy statement for use in connection with the 2015 Annual Meeting of Stockholders (“2015 Proxy Statement”) to be filed within 120 days after our fiscal year ended December 31, 2014, and is incorporated herein by this reference thereto.

Information regarding Section 16(a) beneficial ownership reporting compliance report is presented under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2015 Proxy Statement, and is incorporated herein by this reference thereto.  Information regarding our code of ethics is presented under the heading “Code of Business Conduct and Ethics” in our 2015 Proxy Statement, and is incorporated herein by reference thereto.  Information regarding our Audit Committee, Compensation Committee, Finance Committee, Technical Committee and our Nominating Committee is presented under the heading “The Board of Directors, Board Committees and Director Independence” in our 2015 Proxy Statement, and is incorporated herein by reference thereto.

ITEM 11.       EXECUTIVE COMPENSATION

Information regarding executive compensation is presented under the heading “Executive Compensation” in our 2015 Proxy Statement, and is incorporated herein by this reference thereto.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding certain information with respect to our equity compensation plans as of December 31, 2014 is set forth under the heading “Equity Compensation Plan Information” in our 2015 Proxy Statement, and is incorporated herein by this reference thereto.

Information regarding security ownership of certain beneficial owners and management is set forth under the heading “Voting Securities and Principal Holders” in our 2015 Proxy Statement, and is incorporated herein by this reference thereto.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions is presented under the heading “Certain Relationships and Related Transactions” in our 2015 Proxy Statement, and is incorporated herein by this reference thereto.

ITEM 14.       PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding principal accounting fees and services is presented under the headings “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” and “All Other Fees” in our 2015 Proxy Statement, and is incorporated herein by this reference thereto.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1)                                 Financial Statements

See the Index to Consolidated Financial Statements included on page 50 for a list of the financial statements included in this Form 10-K.

(2)                                 Financial Statement Schedules

Financial statement schedules are omitted because they are not required or are not applicable.

(3)                                 Exhibits

Exhibit Number	Description

3.1†	Certificate of Incorporation (Filed as Exhibit 3.1 to our Current Report on Form 8-K filed on October 5, 2007.)

3.2†	Certificate of Designation of Series A Junior Participating Preferred Stock (Filed as Exhibit 3.1 to our Current Report on Form 8-K filed on March 5, 2010.)

3.3†	Amended and Restated Bylaws (Filed as Exhibit 3.2 to our Current Report on Form 8-K filed on February 10, 2015.)

4.1†	Form of Senior Convertible Promissory Note (Filed as Exhibit 4.1 to our Current Report on Form 8-K filed on December 30, 2014.)

4.2†	Form of Common Stock Purchase Warrant (Filed as Exhibit 4.2 to our Current Report on Form 8-K filed on December 30, 2014.)

4.3†

Registration Rights Agreement dated as of December 26, 2014, by and among General Moly, Inc. and the several investors signatory thereto (Filed as Exhibit 4.3 to our Current Report on Form 8-K filed on December 30, 2014.)

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

10.11†+

First Amendment to Salary Reduction and Stay Incentive Agreement dated as of January 14, 2015, by and between General Moly, Inc. and Bruce D. Hansen (Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on January 21, 2015.)

10.12†+	Amended and Restated Employment Agreement, dated January 1, 2012, between the Company and David Chaput (Filed as Exhibit 10.9 to our Annual Report on Form 10-K filed on March 1, 2012.)

Exhibit Number	Description

10.13†+

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

10.15†+	Form of Indemnification Agreement (Filed as Exhibit 10.18 to our Current Report on Form 8-K filed on October 5, 2007.)

10.16†+	General Moly, Inc. 2006 Equity Incentive Plan, as Amended and Restated (Filed as Exhibit 10.1 to our Registration Statement on Form S-8 filed on May 21, 2010.)

10.17†+	Form of Stock Option Grant Notice and Agreement under 2006 Equity Incentive Plan of the Company (Filed as Exhibit 10.13 to our Annual Report on Form 10-KSB filed on April 3, 2007.)

10.18†+	Form of Restricted Stock Agreement under 2006 Equity Incentive Plan of the Company (Filed as Exhibit 10.14 to our Annual Report on Form 10-KSB filed on April 3, 2007.)

10.19†+	Form of Non-Employee Option Award Agreement (Filed as Exhibit 99.1 to our Registration Statement on Form S-8 filed on January 12, 2007.)

10.20†+	Form of Employee Stock Option Agreement (Filed as Exhibit 99.2 to our Registration Statement on Form S-8
filed on January 12, 2007.)

10.21†+	Form of Stock Appreciation Right Grant Notice and Agreement under the Company’s 2006 Equity Incentive Plan (Filed as Exhibit 10.3 to our Current Report on Form 8-K filed on March 5, 2009.)

10.22†+	Form of Restricted Stock Unit Agreement under 2006 Equity Incentive Plan of the Company (Filed as Exhibit 10.4
to our Quarterly Report on Form 10-Q Filed on October 29, 2010.)

10.23†*	Molybdenum Supply Agreement between General Moly and ArcelorMittal Purchasing SAS, dated as of December 28, 2007 (Filed as Exhibit 10.19 to our Annual Report on Form 10-KSB filed on March 31, 2008.)

10.24†*

Extension Molybdenum Supply Agreement, dated as of April 16, 2010, by and between the Company and ArcelorMittal S.A. (Filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on July 30, 2010.)

10.25†

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

10.28†

Amendment No. 2 to Limited Liability Company Agreement of Eureka Moly, LLC, dated as of January 20, 2010, between Nevada Moly, LLC and POS-Minerals Corporation (Filed as Exhibit 10.3 to our Current Report on Form 8-K filed on January 25, 2010.)

10.29†

Amendment No. 4 to Limited Liability Company Agreement of Eureka Moly, LLC dated as of January 1, 2015, by and between Nevada Moly, LLC and POS-Minerals Corporation (Filed as Exhibit 10.4 to our Current Report on Form 8-K filed on January 22, 2015).

10.30†	Third Installment Election, dated as of March 3, 2010, between Nevada Moly, LLC and POS-Minerals

Exhibit Number	Description
Corporation (filed as Exhibit 10.4 to our Current Report on Form 8-K filed on March 5, 2010.)

10.31†

Guarantee and Indemnity Agreement, dated February 26, 2008, by POSCO Canada Ltd., in favor of Nevada Moly, LLC and the Company (Filed as Exhibit 10.20 to our Quarterly Report on Form 10-Q filed on May 7, 2008.)

10.32†*	Molybdenum Supply Agreement between the Company and SeAH Besteel Corporation, dated as of May 14, 2008 (Filed as Exhibit 10.25 to our Quarterly Report on Form 10-Q filed on August 4, 2008.)

10.33†*	Molybdenum Supply Agreement between the Company and Sojitz Corporation, dated as of August 8, 2008 (Filed as Exhibit 10.26 to our Quarterly Report on Form 10-Q filed on November 3, 2008.)

10.34†+	Employment Agreement, dated as of December 27, 2012, between the Company and Robert I. Pennington (Filed as Exhibit 10.28 to our Annual Report on Form 10-K filed on March 8, 2013.)

10.35†+

First Amendment to Amended and Restated Employment Agreement, dated as of September 6, 2013, between the Company and Robert I. Pennington (Filed as Exhibit 10.05 to our Quarterly Report on Form 10-Q filed on November 4, 2013.)

10.36†+

Salary Reduction and Stay Incentive Agreement, dated as of September 6, 2013, between the Company and Robert I. Pennington (Filed as Exhibit 10.06 to our Quarterly Report on Form 10-Q filed on November 4, 2013.)

10.37†+	Employment Agreement, dated November 6, 2007, between the Company and Lee M. Shumway (Filed as Exhibit 10.49 to our Annual Report on Form 10-K filed on March 5, 2010.)

10.38†+	Change of Control Severance Agreement, dated effective as of January 1, 2012, between the Company and Lee M. Shumway (Filed as Exhibit 10.40 to our Annual Report on Form 10-K filed on March 1, 2012.)

10.39†+	Stay Incentive Agreement, dated as of September 6, 2013, between the Company and Lee M. Shumway (Filed as Exhibit 10.09 to our Quarterly Report on Form 10-Q filed on November 4, 2013.)

10.40†+

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

10.46†

Amendment No. 5 and Notice Pursuant to Securities Purchase Agreement dated June 14, 2012, by and between General Moly, Inc. and Hanlong (USA) Mining Investment, Inc. (Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on June 15, 2012.)

Exhibit Number	Description
10.47†

Option Agreement with respect to Securities Purchase Agreement dated January 9, 2012, between General Moly, Inc. and Hanlong (USA) Mining Investment, Inc. (Filed as Exhibit 10.46 to our Annual Report on Fromm 10-K filed on March 1, 2012.)

10.48†

Stockholder Agreement dated December 20, 2010, between General Moly, Inc. and Hanlong (USA) Mining Investment, Inc. (Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on December 21, 2010.)

10.49†

Amendment No. 1 to Stockholder Agreement dated as of October 26, 2012, by and between General Moly, Inc. and Hanlong (USA) Mining Investment, Inc. (Filed as Exhibit 10.3 to our Current Report on Form 8-K filed on October 31, 2012.)

10.50†	Common Stock Purchase Warrant dated April 16, 2010, issued to CCM Qualified Master Fund, Ltd. (Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on April 19, 2010.)

10.51†	Common Stock Purchase Warrant dated April 16, 2010, issued to Coghill Capital Management, LLC. (Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on April 19, 2010.)

10.52†

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

10.54†	Cooperation Agreement dated August 10, 2010, between Eureka Moly, LLC and the Eureka Producers Cooperative (Filed as Exhibit 10.1 to our Current Report on Form 8-K/A filed on August 26, 2010.)

10.55†	Employment Offer Letter dated August 17, 2010, between General Moly, Inc. and Robert Scott Roswell (Filed as Exhibit 10.60 to our Annual Report on Form 10-K filed on March 2, 2011.)

10.56†+	Change of Control Severance Agreement dated January 1, 2012, between General Moly, Inc. and Robert Scott Roswell (Filed as Exhibit 10.60 to our Annual Report on Form 10-K filed on March 1, 2012.)

10.57†+	Stay Incentive Agreement, dated as of September 6, 2013, between the Company and R. Scott Roswell (Filed as Exhibit 10.07 to our Quarterly Report on Form 10-Q filed on November 4, 2013.)

10.58†+

First Amendment to Change of Control Severance, Confidentiality and Non-Solicitation Agreement, dated as of September 6, 2013, between the Company and R. Scott Roswell (Filed as Exhibit 10.08 to our Quarterly Report on Form 10-Q filed on November 4, 2013.)

10.59†+	Form of Restricted Stock Unit Agreement for the Company’s 2006 Equity Incentive Plan (performance-based vesting) (Filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on May 2, 2011.)

10.60†+	Form of Restricted Stock Unit Agreement for the Company’s 2006 Equity Incentive Plan (tome-based vesting) (Filed as Exhibit 10.7 to our Quarterly Report on Form 10-Q filed on May 2, 2011.)

10.61†+	Form of Stock Appreciation Rights Grant Notice for the Company’s 2006 Equity Incentive Plan (Filed as Exhibit 10.8 to our Quarterly Report on Form 10-Q filed on May 2, 2011.)

10.62†

Unit Subscription Agreement dated as of December 22, 2014, by and among General Moly, Inc. and the several investors signatory thereto (Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on December 30, 2014.)

10.63†+

Leave of Absence Letter Agreement dated effective as of February 6, 2015 between General Moly, Inc. and Patrick M. James (Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on February 10, 2015.)

21.1	Subsidiaries of General Moly, Inc. (Filed herewith)

23.1	Consent of PricewaterhouseCoopers LLP (Filed herewith)

Exhibit Number	Description

31.1	Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a) (Filed herewith)

31.2	Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a) (Filed herewith)

32.1	Certification of CEO pursuant to Section 1350 (Furnished herewith)

32.2	Certification of CFO pursuant to Section 1350 (Furnished herewith)

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

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Lakewood, Colorado on March 11, 2015.

GENERAL MOLY, INC.

By:	/s/ Bruce D. Hansen
Name:	Bruce D. Hansen
Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Exchange Act, this report has been signed below on March 11, 2015 by the following persons, on behalf of the Registrant, and in the capacities indicated.

/s/ Bruce D. Hansen	Chief Executive Officer and Director
Bruce D. Hansen	(Principal Executive Officer)

/s/ David A. Chaput	Chief Financial Officer
David A. Chaput	(Principal Financial Officer)

/s/ Lee M. Shumway	Controller and Treasurer
Lee M. Shumway	(Principal Accounting Officer)

Chairman of the Board
Patrick M. James*

/s/ Ricardo M. Campoy	Lead Director and Interim Chairman of the Board
Ricardo M. Campoy

/s/ Mark A. Lettes	Director
Mark A. Lettes

/s/ Gary A. Loving	Director
Gary A. Loving

/s/ Gregory P. Raih	Director
Gregory P. Raih

/s/ Nelson F. Chen	Director
Nelson F. Chen

* On leave of absence as previously disclosed.