Form 10-K/A
period 2014-12-31
General Moly, Inc
filed 2015-04-23
CIK 1275229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of April 17, 2015, 93,493,979 shares of the registrant’s common stock, par value of $0.001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

We filed our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (“Form 10-K”) with the U.S. Securities and Exchange Commission (“SEC”) on March 11, 2015. We are filing this Amendment No. 1 to the Form 10-K (“Form 10-K/A”) solely for the purpose of including in Part III the information that was to be incorporated by reference from our definitive proxy statement for the 2015 annual meeting of shareholders, because our definitive proxy statement will not be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2014. This Form 10-K/A hereby amends and restates in its entirety the Form 10-K cover page and Items 10 through 14 of Part III.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-K/A also contains new certifications by the principal executive officer and the principal financial officer as required by Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15(a)(3) of Part IV is amended to include the currently dated certifications as exhibits. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.

Except as expressly noted in this Form 10-K/A, this Form 10-K/A does not reflect events occurring after the original filing of our Form 10-K or modify or update in any way any of the other disclosures contained in our Form 10-K including, without limitation, the financial statements. Accordingly, this Form 10-K/A should be read in conjunction with our Form 10-K and our other filings with the SEC.

PART III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Board currently consists of seven members.  Effective February 6, 2015, the Board approved a leave of absence, for personal reasons, for our Board Chairman Patrick M. James.  The approved leave of absence is not to exceed six (6) months, pursuant to our amended bylaws.  Also effective February 6th, the Board appointed Ricardo M. Campoy as Lead Director and Mr. Campoy will serve as interim Board Chairman during Mr. James’ leave of absence.

Pursuant to our bylaws, the members of our Board have been divided into three classes.  The term of office for the Class II members of our Board, consisting of one member, expires at our 2015 Annual Meeting.  The term of office for the Class III members of our Board, consisting currently of three members, expires at our 2016 Annual Meeting. The term of office for the Class I members of our Board, consisting of three members, expires at our 2017 Annual Meeting.  At each of our Annual Meetings of Stockholders, the number of directors equal to the number of directors in the class whose term is scheduled to expire on the day of such meeting will be elected for a term of three years and will hold office until expiration of the terms for which they were elected and qualified.  In each case, a director’s term will continue until the director’s successor is elected and has qualified.  Any director may be removed from office as a director at any time by our stockholders, but only for cause, and only by the affirmative vote of a majority of the outstanding voting power entitled to elect such director.

Pursuant to our Corporate Governance Guidelines adopted by our Board, if a director nominee does not receive a majority of the votes cast, the director is required to promptly tender his or her resignation to the Board.  For purposes of the policy, a majority of votes cast means that the number of shares voted “for” a director’s election exceeds the number of votes cast “against” that director’s election.  The Governance and Nominating Committee will consider the resignation and make a recommendation to the Board as to whether to accept or reject the tendered resignation, or whether other action should be taken.  The Board will act on the tendered resignation, taking into account the recommendation of the Governance and Nominating Committee, within 90 days from the date of the certification of the election results, and publicly disclose its decision promptly thereafter.  The Governance and Nominating Committee, in making its recommendation, and the Board in making its decision, may each consider any factors or other information that it considers appropriate and relevant.  A director who tenders his or her resignation will not participate in the recommendation of the Governance and Nominating Committee or the decision of the Board with respect to his or her resignation.  If no director receives a majority of shares cast in an uncontested election, then the incumbent directors will nominate a new slate of directors and hold a special meeting of stockholders for the purpose of electing those nominees within 180 days after certification of the stockholder vote.

DIRECTORS AND OFFICERS

The following table provides the names, positions, ages and principal occupations of our current directors, our executive officers, and our Secretary:

Name and Position with the Company	Age	Director/Officer Since	Principal Occupation

Ricardo M. Campoy (2)(4)(5)(6) Lead Director, interim Chairman	64	Director since August 2006	International natural resources banker

Nelson F. Chen (1) Director	46	Director since September 2011	Chief Operating Officer at Hanlong (HK) Resources Ltd.

Bruce D. Hansen (1) Chief Executive Officer and Director	57	Executive Officer and Director since January 2007	Chief Executive Officer of the Company

Patrick M. James (3)(5)(6) Chairman (on leave of absence)	70	Director since December 2010	Retired as President and Chief Executive Officer from Rio Algom Limited

Mark A. Lettes (1)(4)(5)(6) Director	66	Director since April 2007	Retired from Apex Silver Mines Limited

Gary A. Loving (3)(5)(6) Director	66	Director since February 2008	Retired as President, Chief Executive Officer, and Director of Frontera Copper Corporation

Gregory P. Raih (3)(4)(5) Director	67	Director since September 2010	Former Partner with KPMG LLP

David A. Chaput Chief Financial Officer	56	Executive Officer since April 2007	Chief Financial Officer of the Company

Robert I. Pennington Chief Operating Officer	60	Executive Officer since October 2007	Chief Operating Officer of the Company

R. Scott Roswell Vice President of Human Resources, Corporate Counsel	52	Executive Officer since September 2010	Vice President of Human Resources and Corporate Counsel of the Company

Lee M. Shumway Controller and Treasurer	53	Executive Officer since June 2009	Controller and Treasurer of the Company

Michael K. Branstetter Secretary and General Counsel	61	Officer since November 1992	Attorney with the firm of Hull & Branstetter Chartered

(1)         Term of office as Director expires at the 2016 Annual Meeting of Stockholders.

(2)         Term of office as Director expires at the 2015 Annual Meeting of Stockholders.

(3)         Term of office as Director expires at the 2017 Annual Meeting of Stockholders.

(4)         Member of Audit Committee.  Mr. Lettes is chair of this committee.

(5)         Member of Governance and Nominating Committee.  Mr. Raih is chair of this committee.

(6)         Member of Compensation Committee.  Mr. Campoy is chair of this committee.

We have provided information below about each of the individuals who currently serve on our Board, including their names, years of service as directors, business experience and service on other boards of directors, including any other directorships held during the past five years.  In addition, we have included information about each director’s specific experience, qualifications, attributes or skills that led the Board to conclude that the director should serve as a director of the Company at the time we are filing this report, in light of our business and corporate structure.  Mr. Chen was initially appointed pursuant to the Stockholder Agreement between the Company and Hanlong USA, and subsequently elected by the stockholders at the 2013 annual meeting of the stockholders.  See “Certain Relationships and Related Party Transactions” for more information about this agreement.

Also set forth below is information about each of our executive officers and our Secretary.  Officers are appointed annually by the Board and serve at the pleasure of the Board.

Ricardo M. Campoy has been a member of our Board of Directors since August 2006.  Mr. Campoy is currently Managing Director of the minerals capital and advisory practice of Headwaters Merchant Bank. Mr. Campoy also serves on the Board of Directors of Endeavour Silver, listed on the TSX Exchange.  Mr. Campoy has worked as an international natural resources banker for more than 30 years, having served in executive finance positions at various firms, including as Head of Mining & Metals of WestLB AG, Member/Senior Advisor of McFarland Dewey & Co., Managing Director Mining & Metals of ING Capital and Swiss Bank Corp, respectively, and President of Elders Resources Finance Inc.  Prior to Mr. Campoy’s work in finance, he was employed as a mining engineer at Inspiration Copper, Dravo Corporation, and AMAX Inc.

Mr. Campoy has extensive mining and international business experience, as well as engineering experience.  In addition, Mr. Campoy served as chair of the compensation committee and as a member of the audit and governance committees of Forsys Metals.  He currently serves on the audit committee and chairs the compensation committee of Endeavour Silver.  He brings an international perspective to the Board, which is relevant to our business given the global market for molybdenum.  Mr. Campoy also has 34 years of experience in the banking industry, where he focused on financings of natural resource projects, as well as significant leadership experience in a variety of roles at different companies, all of which makes Mr. Campoy well-suited to serve as an effective Chair of our Compensation Committee.

Patrick M. James has been a member of our Board of Directors since December 2010.  Mr. James is currently on a leave of absence not to exceed six (6) months, approved by the Board on February 6, 2015.  Mr. James has over 45 years of experience in the mining industry including a variety of operating and executive positions. Mr. James retired as President, Chairman, Director and CEO of the Santa Fe Pacific Gold Corporation when it was acquired by Newmont Mining in 1997 and served as a Director of Newmont for one year thereafter. After leaving Santa Fe Pacific Gold, Mr. James served as Director, President and Chief Executive Officer of Rio Algom Limited from 1997 to 2001. Since then, Mr. James has served as a director of four other publicly listed mining companies including Dynatec, Inc., Constellation Copper Corp., Stillwater Mining Company (Lead Independent Director), and Centerra Gold Inc.  (Chairman of the Board).  He was Chairman, and later President, Chief Executive Officer and director of Constellation Copper Corp., a Canadian base metal mining company from June 2002 until December 2008, when the company filed for bankruptcy protection.  In addition, Mr. James was a member of the Board of Directors of Rare Element Resources Ltd. from June 2014 until his resignation in February 2015 for personal reasons.

Mr. James has significant experience in the mining industry, starting as an underground miner, through various roles in operations and development of a broad range of mineral commodities; and serving in executive roles of operating and developing companies. Mr. James has an Engineer of Mines degree from Colorado School of Mines, a Master of Management from the University of New Mexico, Anderson School of Business, and is a Registered Professional Engineer in Colorado.

Gary A. Loving has been a member of our Board since February 2008.  Previously, Mr. Loving served as President, CEO and Director of Frontera Copper Corporation and Senior Vice President South American Operations for Phelps Dodge Mining Company and was a member of the Board of Directors of Twin Metals Minnesota, LLC.

Mr. Loving has significant mining operations and project development experience in several world class mining projects including the Candelaria project in Chile, the Sossego Project in Brazil and the Piedras Verdes Project in Mexico.  Mr. Loving’s technical and operational expertise gives him the background to contribute to our Board as an effective Chair of our Technical Committee and to assist the Company in developing its mining properties.

Gregory P. Raih has been a member of our Board since September 2010.  In 2015, Mr. Raih was selected to serve as the Governance & Nominating Committee Chair.  Mr. Raih has an extensive accounting background and served as a Partner at KPMG LLP from 2002 to 2008 and previous to that held a variety of positions at Arthur Andersen LLP, including Partner from 1981 to 2002.  While at Arthur Andersen, Mr. Raih served as the global director of the firm’s mining industry practice and has significant experience with mining accounting and reporting issues.  He served as engagement partner on a number of mining clients, including Newmont Mining Corporation and BHP Billiton Base Metals.  Mr. Raih is a member of the American Institute of Certified Public Accountants and the Colorado Society of Certified Public Accountants.  He currently serves as a director of Bonanza Creek Energy, Inc., where he serves as Chairman of the Audit Committee and is also a member of the Board of Managers of Jonah Energy Holdings, LLC, where he serves as Chairman of Audit Committee.

Mr. Raih has extensive accounting experience as a certified public accountant, including providing service to a number of public mining companies.  His qualifications as an audit committee financial expert provide an essential skill set relevant to his service on our Board and as a member of the Audit Committee.

Mark A. Lettes has been a member of our Board since April 2007.  He served as Chief Financial Officer of Apex Silver Mines from June 1998 to June 2006, and was responsible for the financing of Apex Silver Mines’ large-scale San Cristobal silver and zinc mine in Bolivia.  Prior to joining Apex Silver Mines, Mr. Lettes held senior financial positions with Cyprus Amax, Amax, Inc., and Amax Gold.  Mr. Lettes served as a director of Yukon Zinc Corporation from October 2006 to June 2008, Century Mining Corporation from March 2008 to October 2008 and Selwyn Resources from September 2012 to May 2013, where he served on the audit, governance and technical committees.

Mr. Lettes has extensive mining and financial experience gained in his eight years as a chief financial officer at a mining company where he was also responsible for a major financing.  In this role, Mr. Lettes was involved in all aspects of financial reporting and compliance.  In addition, Mr. Lettes served on the audit, governance and compensation committees of Yukon Zinc Corporation and on the audit, governance and compensation committees of Century Mining Corporation.  Mr. Lettes’ experiences in these roles are directly relevant and important to Mr. Lettes’ current roles as our Audit Committee Chair and our audit committee financial expert.  Mr. Lettes’ mining and financial experience, as well as his significant past board experience, enhances the knowledge of the Board as the Company works toward completing financing of the Mt. Hope Project and commencing operations.  Mr. Lettes is also our Finance Committee Chair.

Nelson F. Chen has been a member of our board of directors since September 2011. Mr. Chen is Managing Director of Hanlong Resources Ltd (HK) and has served as a director of various Hanlong Group entities since June 2010. He has served on the board of Moly Mines Limited as an alternate director to the principal of Hanlong Group since April 2010 and then as a non-executive director since August 2013. Mr. Chen was appointed to be a non-executive director of Marenica Energy Limited on 4 October 2011.  Prior to joining Hanlong, Mr. Chen was an Associate Director at the Sydney, Australia office of PricewaterhouseCoopers (“PwC”). Mr. Chen is bilingual and is a licensed Chinese-English translator in Australia.

Mr. Chen has 11 years of audit and M&A transaction advisory experience with PwC. He was involved in a large number of financial due diligence and acquisition advisory transactions with a focus on leading engagements servicing Chinese clients. He has extensive experience in many industries including mining, manufacturing, consumer products, financial services and real estate.

Bruce D. Hansen has been our Chief Executive Officer and a member of our Board since January 2007.  Mr. Hansen served as our interim Chair of the Board from October 2007 through December 2010 when Patrick James was appointed as independent Chairman.  From September 2005 through November 2006, Mr. Hansen served as Senior Vice President, Operations Services and Development at Newmont Mining Corporation.  From July 1999 to September 2005, Mr. Hansen served as Senior Vice President and Chief Financial Officer at Newmont Mining Corporation.  Mr. Hansen also served as the Vice President of Project Development for

Newmont and previously was the Senior Vice President of Corporate Development for Santa Fe Pacific Gold Corporation.  Mr. Hansen is a director and member of the audit committee of Energy Fuels, Inc. and is also a director of ASA Gold and Precious Metals, Ltd., where he serves as Chairman of the Audit and Ethics Committee.

As our Chief Executive Officer, Mr. Hansen has detailed knowledge of the Company’s development, strategy and projects.  Mr. Hansen also has extensive mining industry background, having worked in the mining industry for more than 30 years in a variety of financial, technical and leadership roles.  Mr. Hansen has demonstrated success in these various industry roles over the years.  Mr. Hansen’s knowledge of the Company’s development efforts as well as his industry experience at both large and small mining companies and his demonstrated past successes give him the necessary background, experience and leadership to be an effective director.

David A. Chaput has been our Chief Financial Officer since April 2007.  Mr. Chaput has more than 30 years of financial and operational experience in the metals and mining industries.  Mr. Chaput was with The Doe Run Resources Corporation until September 2006, where he served as Chief Financial Officer from May 2004 to September 2006, as Vice President, Finance from September 2001 to September 2006, and as Treasurer from February 1993 to September 2001.

Robert I. Pennington was named our Chief Operating Officer in January 2012, and was previously our Vice President of Engineering and Construction since October 2007.  From May 2006 to October 2007, Mr. Pennington owned his own consulting firm.  From April 2002 to May 2006, Mr. Pennington served as Chief Operating Officer of M3 Engineering & Technology.  Mr. Pennington has more than 30 years of metal mine operations and project management experience, including 23 years in management of mine and plant operations.  He previously served as President at the Phelps Dodge Tyrone operations and General Manager, at Phelps Dodge Morenci.  Mr. Pennington has extensive experience in concentrator design with an education in environmental engineering and metallurgy.

R. Scott Roswell has been our Vice President of Human Resources and Corporate Counsel since September 2010.  From June 2004 to December 2009, Mr. Roswell served as Counsel and Executive Vice President of Law and Human Resources and as a consultant to, Flatiron Financial Services Inc. /Centrix Financial, LLC, Denver-based loan servicing firms.  From December 1994 to June 2004, Mr. Roswell served as Senior Attorney/Senior Director to Qwest/US West, in the Risk Management group.  Prior to that, from August 1991 to December 1994, Mr. Roswell was an associate for the Denver, Colorado law firm of Hall & Evans, LLC.

Lee M. Shumway became our Controller in May 2009 and was appointed as our Controller and Treasurer in June 2009.  Prior to serving as Controller and Treasurer, Mr. Shumway served as our Director of Business Process/Information Technology starting in November 2007.  From 2002 to November 2007, Mr. Shumway served as Director of Supply Chain — Nevada Operations for Newmont Mining Corporation following assignments as Controller — Nevada Operations and Business Process Manager from 1997 to 2002.  Prior to joining Newmont in 1997, Mr. Shumway had 10 years of experience with Santa Fe Pacific Gold and Price Waterhouse.

Michael K. Branstetter has been our Secretary and General Counsel since November 1992.  Mr. Branstetter is the principal of Hull & Branstetter Chartered, a law firm in Idaho and has more than thirty years of experience providing legal representation to the mining industry.  Mr. Branstetter’s practice focuses on mining, environmental, natural resources and related business transactions.

THE BOARD, BOARD COMMITTEES AND DIRECTOR INDEPENDENCE

During the year ended December 31, 2014, our Board held five meetings.  Each of the incumbent directors who were on our Board during 2014 attended at least 75% of the total number of meetings of the Board and the committees of the Board on which such director served for the full year.  In 2008, we adopted a policy requiring members of our Board to attend each annual meeting of stockholders.  All of our directors attended our Annual Meeting held on June 19, 2014.

Mr. James served as the independent non-executive Chair of the Board throughout 2014 and we anticipate that the Chair of the Board will continue to be an independent director.  As discussed above, Mr. James currently is on an approved leave of absence and Mr. Campoy, an independent Lead Director is serving as interim Chair of the Board.  As an independent non-executive Chair of the Board, Mr. James was, and Mr. Campoy currently is responsible for coordinating the activities of the other independent directors, presiding over all meetings of the Board, including executive sessions; approving information sent to the Board; approving meeting agendas for the Board; and approving meeting schedules to assure that there is sufficient time for discussion of all agenda items.  The Chair of the Board has the authority to call meetings of the independent directors; and, if requested by major stockholders, ensure that he/she is available for consultation and direct communication.

Our Board has a standing Audit Committee, Compensation Committee, Governance and Nominating Committee, and Technical Committee.  In 2013, the Finance Committee was re-established and continued throughout 2014 to provide assistance to the Board with respect to any transactions that occur outside of the ordinary course of business including “financing transactions” as that term is defined in the committee charter, mergers or acquisitions.  Our Finance Committee members are:  Mark A. Lettes (Chair), Ricardo M. Campoy, Gregory P. Raih and Patrick M. James.  The Technical Committee provides assistance to the Board with respect to technical studies and evaluations of the Company’s projects, environmental and permitting compliance programs, and safety, health and environmental programs.  Our Technical Committee members are:  Gary A. Loving (Chair), Bruce D. Hansen, Patrick M. James, and Nelson F. Chen.

Our Board has approved written charters that govern each of our Audit Committee, Compensation Committee, Governance and Nominating Committee, Technical Committee, and Finance Committee which are described in more detail below.  Copies of the charters of these five committees are available on our corporate website at www.generalmoly.com under the “Governance — Board of Directors” tab under the “Investors” tab.  Our Board has determined that Ricardo M. Campoy, Patrick M. James, Mark A. Lettes, Gary A. Loving, and Gregory P. Raih are independent directors in accordance with the listing standards of the NYSE MKT.  There are no family relationships among any of our current directors and officers.

Stockholders may communicate with our Board or our non-management directors by sending written correspondence to General Moly, Inc. Board, c/o Corporate Secretary, 1726 Cole Blvd., Suite 115 Lakewood, Colorado  80401, or by sending an email to info@generalmoly.com.  Our Corporate Secretary will receive the correspondence and forward it to the Chair of the applicable Board committee or to any individual director or directors to whom the communication is directed.

Audit Committee

Our Audit Committee members are: Mark A. Lettes (Chair), Ricardo M. Campoy, and Gregory P. Raih, all being independent directors in accordance with the listing standards of the NYSE MKT and the additional criteria for independence of audit committee members set forth in Rule 10A-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  In addition, our Board has determined that each of Mark A. Lettes and Gregory P. Raih is an “audit committee financial expert” as defined by SEC rules.  The Audit Committee held four meetings in 2014.  The primary purposes of the Audit Committee, as set forth in its charter, are to:  (1) provide independent review and oversight of the Company’s accounting and financial reporting process, the system of internal control and management of financial risks; (2) manage the audit process, including the selection, oversight and compensation of the Company’s independent auditors; (3) assist the Board in monitoring compliance with laws and regulations and its code of business conduct; and (4) establish procedures for the receipt, retention and treatment of complaints received by the Company regarding its accounting, internal controls or auditing matters.

Compensation Committee

In 2014, our Compensation Committee members were: Ricardo M. Campoy (Chair), Patrick M. James, Mark A. Lettes, and Gary A. Loving all being independent directors in accordance with the listing standards of the NYSE MKT.    The Compensation Committee held two meetings in 2014.  The primary purposes of the Compensation Committee, as set forth in its charter, are to:  (1) establish, administer and evaluate the compensation philosophy, policies and plans for non-employee directors and executive officers; (2) make recommendations to the Board regarding director and executive officer compensation; (3) review the performance and determine the compensation of the Chief Executive Officer, based on criteria including the Company’s performance and accomplishment of long-term strategic objectives; (4) prepare an annual report on executive compensation for inclusion in the Company’s proxy statement; and (5) assist management and the Board with respect to the analysis as to whether the Company’s compensation policies and practices create risks that are reasonably likely to have a material adverse effect on the Company. The Compensation Committee also reviews and, if appropriate, either as a committee or together with other independent directors of the Board (as directed by the Board), approves any employment agreements, severance arrangements, retirement arrangements, change in control agreements and provisions, and any special or supplemental benefits for each executive officer of the Company.  The committee also oversees the administration of the Company’s Equity Incentive Plan.

In fulfilling its responsibilities, the Compensation Committee may form and delegate any or all of its responsibilities to subcommittees, when appropriate, provided, however, that any such subcommittees shall meet all applicable independence requirements and that the Compensation Committee shall not delegate to persons other than independent directors any functions that are required under applicable NYSE MKT rules and federal securities laws, to be performed by independent directors. The Compensation Committee’s evaluation is based on criteria designed to help ensure that our Chief Executive Officer’s interests are aligned with the long-term interests of our stockholders, including the performance of our business, accomplishment of long-term strategic objectives, the handling of extraordinary events, and the development of management.

The Compensation Committee had formerly engaged Towers Watson as its compensation consultant from 2008 (excluding 2009) — 2013, and directed it to help develop and implement a sound executive compensation framework that will enable growth, reinforce consistency and support transparency.  Towers Watson was not engaged in 2009 and was not engaged in 2014 due to the status of developments of the Mt. Hope Project and our cash conservation measures.  The prior work product of Towers Watson remains in place and is available to assist the Compensation Committee in any future updating of our peer group concerning benchmark information.  The Compensation Committee will continue to evaluate our cash conservation measures and in the future utilize Towers Watson or another compensation consultant to provide information and recommendations to the committee regarding various compensation matters, including advising the committee on legislative and risk updates,  reviewing incentive/business risk;  executive turnover risk; and  other risk factors, including use of key performance indicators.

Our CFO and human resources department, including our Vice President of Human Resources and Corporate Counsel assist the Compensation Committee in its work.

Governance and Nominating Committee

In 2014, our Governance and Nominating Committee members were:  Patrick M. James (Chair), Ricardo M. Campoy, Mark A. Lettes, Gary A. Loving and Gregory P. Raih all being independent directors in accordance with the listing standards of the NYSE MKT.    The Governance and Nominating Committee held two meetings in 2014.  The primary purposes of the Governance and Nominating Committee, as set forth in its charter, are to:  (1) establish criteria for selection of directors to serve on the Board; (2) identify individuals qualified to become directors and recommend candidates for membership on the Board; (3) ensure that the Board, as a whole, is appropriately diverse and consists of individuals with various and relevant career experience, relevant technical skills, industry knowledge and experience, financial experience and community ties; (4) consider independence and any possible conflicts of interest for Board members and executive officers; (5) review and make recommendations regarding the composition, size and tenure policies of the Board; (6) conduct an annual (or more frequently as circumstances may dictate) evaluation of the performance and effectiveness of the Board; (7) recommend members of the Board to serve on Board committees and as committee chairs; (8) review, evaluate and recommend changes to the Company’s Corporate Governance Guidelines; (9) annually review and evaluate CEO performance; and (10) develop appropriate policies and principles for CEO succession planning.

While the selection of qualified directors is a complex, subjective process that requires consideration of many intangible factors, the Governance and Nominating Committee and our Board take into account the following criteria, among others, in considering directors and candidates for the Board:

•      judgment, experience, skills and personal character of the candidate;

•      diversity of the Board in its broadest sense; and

•      the needs of the Board.

The Governance and Nominating Committee conducts a preliminary assessment of each proposed nominee based upon the proposed nominee’s resume and biographical information, the individual’s willingness to serve as a director of the Company, and other background information.  This information is evaluated against the criteria set forth above and our specific needs at that time.  Based upon a preliminary assessment of the candidate(s), those who appear best suited to meet our needs may be invited to participate in a series of interviews, which are used as a further means of evaluating potential candidates.  On the basis of information learned during this process, the Governance and Nominating Committee determines which nominee(s) to recommend to the Board to submit for election at the next annual meeting.  The Governance and Nominating Committee uses the same process for evaluating all nominees, regardless of the original source of the nomination.

The Governance and Nominating Committee will consider nominees recommended by stockholders.  To date, we have not received any recommendations from our stockholders requesting that the Board, or any of its committees, consider a nominee for inclusion among the Board’s slate of nominees.  A stockholder wishing to submit a director nominee recommendation should comply with the provisions of our bylaws and the provisions set forth in the proxy statement for our most recent annual meeting of stockholders under the heading “Stockholder Proposals and Recommendations for Director Nominees for the 2015 Annual Meeting.”  Under the terms of our Governance and Nominating Committee Charter, we evaluate all nominees, including those recommended by stockholders, by conducting appropriate inquiries into their backgrounds and qualifications; however, the Governance and Nominating Committee may prefer nominees who are personally known to the existing directors and whose reputations are highly regarded.  The Governance and Nominating Committee will consider all relevant qualifications as well as the needs of the Company in terms of compliance with applicable SEC and stock exchange rules.

Diversity is considered in the nominating process as described above and in our Governance and Nominating Committee Charter, which provides that with regard to diversity, the committee will consider candidates for the Board regardless of gender, ethnicity or national origin and that any search firm retained to assist the committee should be instructed to seek to include diverse candidates from traditional and nontraditional candidate groups.  Although we do not have a separate Board diversity policy, the Governance and Nominating Committee Charter provides that the committee is responsible for reviewing and making recommendations to the Board, as it may deem appropriate, in order to ensure that the Board consists of persons with sufficiently diverse and independent background.

Risk Oversight

Our senior management is responsible for managing the risks facing the Company under the oversight and supervision of the Board.  While the full Board is ultimately responsible for risk oversight at our Company, three of our Board committees assist the Board in fulfilling its oversight function in certain areas of risk.  The Audit Committee assists the Board in fulfilling its oversight responsibilities with respect to risk in the areas of financial reporting and internal controls.  The Compensation Committee assists the Board in fulfilling its oversight responsibilities with respect to risk in the area of compensation policies and practices.  The Technical Committee assists the Board in fulfilling its oversight responsibilities with respect to the management of risks related to operations and safety.  Other general business risks such as economic, regulatory and permitting are monitored by the full Board.  Senior management consults with the three Board committees with risk assessment responsibilities, and the Board to suggest risk management topics to be presented to the Board, and a different risk management topic is addressed at each of its meetings.  Risk management and assessment reports are regularly provided by management to these committees and the full Board.

Compensation Risk Assessment

Our Compensation Committee considered whether our compensation program encouraged excessive risk taking by employees.  Based upon its assessment, the committee does not believe that our compensation program encourages excessive or inappropriate risk-taking.  The committee believes that the design of our compensation program, which includes a mix of annual and long-term incentives, cash and equity awards and retention incentives, is balanced and does not motivate imprudent risk-taking.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors, and any person who beneficially owns more than 10% of our common stock to file reports of ownership and changes in ownership with the SEC.  Executive officers, directors, and more than 10% stockholders are required by regulation to furnish us with copies of all Section 16(a) forms which they file.  During 2014, certain of our directors and executive officers who own our stock filed Forms 3 or Forms 4 with the SEC.  The information on these filings reflects the current ownership position of all such individuals.  To the best of our knowledge and based solely on a review of the forms submitted to the Company, during 2014, all such filings by our executive officers, directors and beneficial owners of more than ten percent of our common stock were timely made.

Code of Business Conduct and Ethics

A copy of our Code of Conduct and Ethics is available on our website at www.generalmoly.com under the “Governance” tab under the “Investors” tab, and can also be obtained at no cost, by telephone at (303) 928-8599 or by mail at:  General Moly, Inc., 1726 Cole Blvd., Suite 115 Lakewood, Colorado  80401, attention: Investor Relations.  We will disclose any amendments to or waivers of the Code of Conduct and Ethics on our website.  We believe our Code of Conduct and Ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

ITEM 11.       EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis provides information about our executive compensation program.  It describes the philosophy and objectives of our executive compensation program and how we applied those objectives in compensating our executive officers during 2014.  For 2014, our “named executive officers,” or NEOs, include the following individuals:

•                  Bruce D. Hansen, Chief Executive Officer or CEO;

•                  David A. Chaput, Chief Financial Officer or CFO;

•                  Robert I. Pennington, Chief Operating Officer or COO;

•                  R. Scott Roswell, Vice President, Human Resources and Corporate Counsel; and

•                  Lee M. Shumway, Controller and Treasurer.

Our executive team is key to the Company’s achievement of its business strategy.  Our executives were carefully selected to lead the implementation of our business as a result of their significant experience in mine development, project financing, and operations.

Executive Summary

Our Business Strategy

We are in the business of the exploration, development and future mining of properties containing molybdenum.  Our business strategy is to acquire and develop highly profitable advanced stage mineral deposits.  Our primary asset is an 80% interest in the Mt. Hope Project, operated by Eureka Moly, LLC (“EMLLC”), a primary molybdenum property located in Eureka County, Nevada.  EMLLC is a joint venture of General Moly, through its wholly owned subsidiary Nevada Moly, LLC (80% membership interest) and POS-Minerals Corporation (“POS-Minerals”) (20% membership interest), a division of POSCO, a large Korean steel company. We also have a second significant molybdenum and copper project, the Liberty Property, located in Nye County, Nevada, which we wholly own.

In the near-term, our objective is to secure project financing to construct and operate the Mt. Hope Project and to continue our evaluation of the molybdenum and copper properties at the Liberty Project.

Developments During 2014

Financing Update.  After successfully receiving the U.S. Bureau of Land Management’s (“BLM”) Record of Decision (“ROD”) approving our Plan of Operations (“PoO”) and Rights of Way for an electrical transmission line for the development and operation of the Mt. Hope Project in late 2012, we commenced pre-construction activities in first quarter 2013 at the Mt. Hope Project site, including early well field development, clearing and grubbing of terrain and cultural clearance activities.  In late March 2013, we stopped further construction activity after we were advised by China Development Bank (“CDB”)  that further work on the $665 million Chinese sourced project term loan was suspended.  Under our agreements with Hanlong, Hanlong or an affiliate was obligated to arrange and guarantee the CDB project loan, throughout its life.  On August 13, 2013, the Company and Hanlong terminated the Hanlong Securities Purchase Agreement and other transactional agreements as a result of Hanlong’s failure to procure project financing by the August 13th deadline.

In 2014, the Company continued efforts to source the full financing for the Mt. Hope Project through potential investing partners in China and a large Chinese bank.  Negotiations on investment agreement terms, sponsorship requirements, and indicative loan terms associated with a $700 debt and up to $60 million equity package, advanced in the fourth quarter of 2014.  Through the efforts of our NEOs and our financial advisors at Cutfield Freeman & Co. Ltd. the strong interest from a private Chinese industrial company and a large Chinese bank continues to advance for obtaining project financing for the fully permitted, construction-ready Mt. Hope Project.

Cash Conservation.

Our executives continue to work aggressively to manage expenses and preserve liquidity while actively pursuing financing options for the Mt. Hope Project.

The cost reduction and retention program implemented in September 2013 continued throughout 2014.  Specific provisions of the 2013/2014 cost reduction program included:

•                  25% reduction in base cash compensation for the CEO and members of the Board of Directors with other senior officer and employees receiving 10 to 20% salary reductions.

•                  In parallel with compensation reductions, implementation of a personnel stay incentive and equity award program for the NEOs and other senior managers that provided cash and equity incentives for employees who remained with General Moly through January 15, 2015 or earlier under certain circumstances.

•                  Maintenance of Board size throughout 2014, following the resignation of three Board members at the end of 2013;

•                  Prudent focus on reducing all other expenditures including engineering, administrative and procurement expenses; and

•                  Completion of a reduction in force affecting 40% of our employees and contractors in November 2014.

The 2013/2014 cost reduction and retention program terminated on its terms, effective January 15, 2015.  Cash and equity incentives vested for all applicable employees and officers, with the exception of our CEO — Bruce Hansen’s payment of his cash stay incentive award.  On January 14, 2015, we amended the Stay Incentive Agreement for Mr. Hansen, providing a new RSU grant in consideration for the deferral of the payout of his cash stay incentive payment, and effective January 16, 2015, we entered into new Stay Incentive Agreements with our other NEOs.  Additionally, on January 15, 2015, the committee approved a new retention program for our other executives including equity incentives, and cash incentives for our non-executive managers.  The payout of the 2015 equity incentive grant to our officers and the deferred cash stay incentive payment to Mr. Hansen described above, as well as 2015 cash incentives award to non-executive managers, are paid out if the individual remains with the Company through the earlier to occur of a financing plan for the Mt. Hope Project approved by the Board of Directors, a Change of Control (as defined in the employment or change of control agreements between the Company and each of our named executive officers); involuntary termination (absent cause); or January 15, 2016.

The Company continues cash conservation efforts to reduce planned expenditures that maximize our financial flexibility and secures readiness for the restart of construction activities at the Mt. Hope Project. The implementation of the Company’s cash conservation program maintains current liquidity by reducing engineering, administrative and procurement expenses, and trimming our expenditures to approximately $1.3 million per month.

In third and fourth quarter of 2014, our executives were instrumental in working out an arrangement with the new leadership of POS Minerals, our 20% interest member in EMLLC to access the $36 million reserve account held at EMLLC for the benefit of the Mt. Hope Project.  Effective January 1, 2015, the Company and POS-Minerals agreed to use up to the $36 million reserve balance to fund the Mt. Hope Project’s financial requirements until exhausted, at least through the year 2020, or until the Company’s full financing for construction of the Mt. Hope Project is achieved. Any remaining balance of restricted cash at the time of financing will be returned to the Company.

The efforts of our executive officers have been instrumental in managing cost reduction opportunities to maintain continuity of employees and liquidity during efforts to secure project financing for the Mt. Hope Project.  The Company feels that the management of its liquidity, retention of critical personnel and cooperation from our vendor partners is critical to maintaining the Mt. Hope Project as one of the world’s best and largest undeveloped molybdenum projects, fully permitted and construction ready.

Permitting Update.  Following the BLM issuance of the ROD, Great Basin Resource Watch and the Western Shoshone Defense Project (“Plaintiffs”) filed a Complaint against the U.S. Department of the Interior and the BLM in the U.S. District Court, District of Nevada, on February 15, 2013 seeking relief under the National Environmental Policy Act (“NEPA”) and other federal laws challenging the BLM’s issuance of the ROD for the Mt. Hope Project.  The Court allowed EMLLC to intervene in the matter.  The parties and the Court  agreed to address the Plaintiffs’ claims under the  Complaint based on the administrative record and the parties’ motion for summary judgment briefing on the merits.  Briefing by the parties was completed in February 2014, and  on July 23, 2014, the U.S. District Court denied Plaintiffs’ motion for summary judgment in its entirety and on August 1, 2014 the Court entered judgment in favor of the Defendants and EMLLC, and against Plaintiffs regarding all claims raised in the Complaint.

On September 22, 2014, the Plaintiffs filed their notice of appeal to the U.S. Court of Appeals for the Ninth Circuit of the U.S. District Court’s dismissal.  Plaintiffs filed their Opening Brief on January 23, 2015 and the Defendants and EMLLC filed their Response Briefs on March 27, 2015.  All Mt. Hope Project permits remain in effect and the Company is confident in the BLM’s process and will continue to vigorously defend this subsequent appeal of the ROD.

On June 17, 2014, Eureka Moly, LLC submitted an amendment to the BLM’s approved PoO for the Mt. Hope Project to accommodate minor increases in the disturbance footprint and various design changes.  The BLM required the completion of an Environmental Assessment (“EA”) to approve the amendment in compliance with NEPA.  During the amendment review and preparation of the EA, the approved PoO remains in effect and we are authorized to continue construction under that existing approval, upon obtaining project financing.  The changes proposed in the amendment are similar to approved activities, and we do not anticipate any additional baseline studies or mitigation will be required.  Ongoing changes to permits and the PoO during the life of mining operations are typical as design evolves and operations are optimized.

Water Rights Update.  The Nevada State Engineer (“State Engineer”) has issued all water permits for the Mt. Hope Project.  Eureka County, Nevada and two other parties comprised of three individual water rights holders in Diamond Valley and one in Kobeh Valley filed an appeal in July 2012 to the Nevada Supreme Court challenging the granting of water permits by the State Engineer.  On June 26, 2013, the appeal was consolidated with a similar appeal of the State Engineer’s approval of the Company’s Monitoring, Management and Mitigation Plan (“3M Plan”).  The Nevada Supreme Court heard oral argument on June 30, 2014.  We anticipate a ruling in the first half of 2015.

We remain confident the Nevada Supreme Court will uphold the District Court’s Orders regarding the 3M Plan and the water permits.  Notwithstanding the ongoing appeals, the Company’s water permits have been granted and the water remains available to the Company for use at the Mt. Hope Project.

The Company has continued to maintain all of its permits in good standing and preserved the capacity to rapidly restart engineering, procurement and construction at Mt. Hope after completing full project financing.

Executive Compensation for 2014

The Compensation Committee formally reviews all aspects of the executive compensation program throughout the year and has the authority to make adjustments based on its collective judgment.  When considering adjustments to the executive compensation program, the Compensation Committee takes into account the following factors during its decision making process:

1.              Company performance,

2.              Executive compensation and governance best practices,

3.              NEOs achievement of the Company’s annual and long-term business milestones and individual performance objectives, and

4.              Shareholder feedback via “Say on Pay” voting results.

As a result of the support the 2011, 2012, 2013, and 2014 “Say on Pay” proposals received, the Company’s compensation policies and decisions remained consistent with our objectives to enhance stockholder value by aligning the financial interests of our executive officers with those of our stockholders and to reward our executives when they have achieved our business objectives.  In large part, our executive compensation decisions for 2014 were driven by the suspension of project financing loan negotiations with CDB in 2013, which halted pre-construction activities at the Mt. Hope Project, the continued efforts to obtain replacement project financing in 2014 and the necessity to continue cost reductions, including a November 2014 reduction in force described above:

No 2014 Adjustments to Base Salary.  For 2012, our NEO salaries ranged from 90% to 95% of the median base salary for our peer group.  As a result, the Compensation Committee did not approve any base salary increases for 2013.  With the September 2013 implementation of the announced cost reduction program discussed above, our NEOs received 15% - 25% reductions in base cash salary compensation.  These reductions remained in place throughout 2014.

No 2014 Equity Retention Award Grants.  In addition to the salary reductions instituted in September 2013 and continuing throughout 2014, the Company did not grant any equity awards to our named executive officers or other officers and employees.

No Annual Cash Incentive Awards.  With the continuation of the Company’s cost reduction program, no cash incentive awards were made to our NEOs for 2014 results.

No Performance and Retention-Based and Other Equity Awards.  In December 2014, the Compensation Committee determined not to maintain the prior annual practice of granting equity based retention awards, as a result of continuing cost reductions.  During 2014, there was no annual equity component to our executive compensation program.

Executive Compensation Philosophy and Objectives

Because of our modest size and stage of development, we historically have not engaged an extensive executive compensation program.  Instead, we have used a fairly simple executive compensation program that was intended to provide appropriate incentives for our executive officers to help us achieve our business strategy.  In 2014 we made no changes to base compensation and did not grant any equity awards or cash incentives to our named executive officers.

Historically, our executive compensation program had three primary elements: base salary, annual cash incentives, and long-term equity incentives, which are divided between performance based and time/retention based equity incentives. The overall objective of our program is to enable us to obtain and retain the services of experienced executives.  When project financing is obtained to construct and operate the Mt. Hope Project, we anticipate that we will resurrect positive adjustments to the compensation packages for our executive officers.  In the interim, the committee continues to evaluate the need to balance cost reductions with a compensation program to continue to promote teamwork as well as individual initiative and achievement; to enhance stockholder value by aligning the financial interests of our executive officers with those of our stockholders; and to motivate and reward executives whose knowledge, skills and performance are critical to our success.

Essential to our compensation philosophy is the omission of egregious or overly generous compensation, excessive perquisites or tax gross ups on perquisites, repricing or replacement of stock awards, and hedging of Company stock.  We have entered into Employment Agreements with our CEO, CFO, and COO, and Change of Control Severance, Confidentiality and Non-

Solicitation Agreements with our two other NEOs.  Additionally, with the implementation of our cash reduction program, we entered into Salary Reduction and Stay Incentive Agreements in September 2013 that continued throughout 2014 with our CEO, CFO and COO, and Stay Incentive Agreements with our two other NEOs.  In January 2015, we amended our agreement with Mr. Hansen to extend the payout of the cash bonus due to him under the agreement to January 15, 2016, and in January 16, 2015, we entered into new Stay Incentive Agreements with our other NEOs.  A summary of each of these agreements is included following the executive compensation tables under the heading “Potential Payments Upon Termination or Change in Control.”  We believe that these agreements were necessary to retain our executives who are experienced in project financing, mine development, and operations to finance and develop the Mt. Hope Project, grow the Company and increase our stockholder value.  In establishing the agreement with each executive officer, our Compensation Committee took into account many factors, including the individual’s retention considerations, prior business experience, historical compensation levels, work performance, and our business need for the executive’s skills.  The committee also considered external market data, market trends, and drew upon the individual experience of the committee members.

Our Executive Compensation Process

Role of Compensation Committee and Executive Officers

Our Compensation Committee has overall responsibility for (1) establishing, overseeing and evaluating the compensation philosophy, policies and plans for non-employee directors and executive officers, (2) making recommendations to the Board regarding director compensation and (3) reviewing the performance and determining the compensation of our CEO and the other executive officers.  The committee oversees the administration of our equity incentive plans, reviews and approves any employment, severance or change in control agreements and performs other functions set forth in its charter.

In carrying out its responsibilities, the committee works with members of our management team, including our CEO, and consults with legal counsel and independent compensation consultants as it deems appropriate.  The management team assists the committee by providing information on Company and individual performance, market data and management’s perspective and recommendations on compensation matters.  Although the committee solicits and reviews management’s recommendations, the committee considers management’s recommendations as merely one factor in making compensation decisions for our executive officers.  The committee regularly reports to, and sometimes consults with, our Board on the results of its reviews and any actions it takes or proposes to take with respect to compensation policies and executive officer compensation decisions.

Role of Compensation Consultant

As a result of ongoing cost reduction efforts implemented in the third quarter of 2013 and continuing throughout 2014, the Committee did not retain or use an outside compensation consultant, as no changes were made to the named executives compensation throughout 2014.  At the expiration of cost reduction programs, the Compensation Committee will re-evaluate the retention of a compensation consultant, including our previous compensation consultant Towers Watson (2008, 2010 — 2013), for future engagement.

Our Peer Group

Historically, one of the purposes of the committee in hiring a compensation consultant, including the historical retention of Towers Watson, was to assist the committee in comparing our executive compensation program with executive compensation programs of peer companies.  In 2012, the committee, with the assistance of Towers Watson, selected designated peer group companies consisting of North American companies primarily engaged in the hard rock mining of metals and coal mining, as well as other general industry companies, to use for comparison.  With the implementation of the cost reduction program in September 2013 and continuing throughout 2014, the committee did not complete an analysis to update the 2012 peer group.  The committee will review the 2012 peer group analysis and update the benchmark analysis at the expiration of the cost reduction program, if applicable.  We believe that our executives’ 2013 compensation, which was maintained throughout 2014 remains well below the mid-point for the 2012 peer group.

The operational peer group adopted for 2012 and used again in 2013 included the following companies:

•	AMCOL International Corporation	•	Imperial Metals
•	Aurizon Mines	•	Stillwater Mining Co.
•	Capstone Mining Corp.	•	Hecla Mining Co.
•	HudBay Minerals Inc.	•	Thompson Creek Metals Company Inc.
•	James River Coal Company	•	Mercator Minerals
•	New Gold Inc.	•	Westmoreland Coal Co.
•	Molycorp	•	Taseko Mines

Elements of Compensation and 2014 Compensation Decisions

Our compensation program has three primary elements:  base salary, annual cash incentive awards and long-term equity-based incentives.  Our executive officers also participate in employee benefits that are generally available to all of our employees.  Each of these primary elements is discussed in further detail below.

Base Salary

Base salary represents the fixed portion of our executive officers’ compensation and is an important element of compensation to attract, retain and motivate experienced executives.  We establish our executives’ salaries based on consideration of, among other things:

•                  Performance and experience,

•                  Scope of their responsibilities,

•                  Competitive market compensation data for similar positions provided by Towers Watson,

•                  Seniority of the individual, and

•                  Ability to replace the individual.

The committee reviews base salaries annually and makes adjustments from time to time.  An adjustment to an executive’s salary may be made, for example, to align that salary with the committee’s perception of market levels, taking into account the individual’s responsibilities, performance and experience.  From 2006 through 2012, the committee has made periodic adjustments to some executive salaries to bring the salaries closer to amounts the committee believes more closely reflect salaries paid to individuals in operating companies with similar positions and responsibilities.  In 2012, the committee did not recommend any salary increases for 2013.  In 2013 and continuing throughout 2014, as a result of implementation of cost reduction programs, the committee reduced NEOs’ salaries effective September 7, 2013, and approved cash and equity retention incentives for the named executive officers who remain with the Company through the earliest to occur of a financing plan for the Mt. Hope Project approved by the Board of Directors; a Change of Control (as defined in the employment or change of control agreements between the Company and each of our named executive officers); involuntary termination (absent cause); or January 15, 2015.  The cash Stay Incentive was equivalent to the executive’s targeted annual incentive award, and the RSU equity grant was equivalent to the value of the executive’s targeted annual incentive award at the closing share price of $1.68 on September 6, 2013 as set forth below:

Name	2012 Annualized Base Salary	2013-2014 Approved Base Salary Reductions	2014 Annualized Base Salary	2013-2014 Stay Incentive(1)		2013-2014 RSU Equity Stay Incentive (in shares) (1)
Bruce D. Hansen	$550,000	(25)%	$412,500	412,500	*	245,536
David A. Chaput	$312,700	(20)%	$250,160	156,350		93,065
Robert I. Pennington	$297,000	(20)%	$237,600	148,500		88,393
R. Scott Roswell	$250,700	(15)%	$213,095	125,350		74,613
Lee M. Shumway	$234,350	(15)%	$199,198	117,175		69,747

(1)         The 2013/2014 Cash Stay Incentive and RSU Equity Stay Incentive did not become payable during 2014, and were paid out on January 15, 2015 following the expiration of the program.

*                 On January 14, 2015, we amended the Stay Incentive Agreement for Bruce Hansen, our CEO, providing a new RSU grant in consideration for the deferral of the payout of his cash Stay Incentive payment, discussed above.

In 2014, the committee maintained the NEOs’ reduced base salaries.

Annual Incentive Awards

Historically, our executive officers have had the opportunity to earn annual incentive awards in the form of a cash incentive award for achievement of corporate and individual goals and objectives.  Annual incentive awards have traditionally been paid to executive officers to recognize specific accomplishments and overall performance, as determined by the committee in its discretion.

Although we target annual cash pay, the committee retains full discretion to adjust annual incentive awards based on its collective judgment of the CEO’s and executives’ achievement of business milestones and individual objectives.  For 2014, all potential grants of annual incentive awards for our named executive officers were determined by the committee in December 2013, in its discretion, based on achievement of the following business and individual objectives:

Corporate Business Goals	Weight
Financing & Liquidity	50%
Engineering and Construction	15%
Permitting, Environmental & Water Rights	20%
Safety & Health	10%
Administration	5%

As a result of the ongoing efforts to obtain project financing for the Mt. Hope Project and continuing cash conservation efforts the committee reviewed the business goals listed above, and determined as a result of the implementation of the 2013 and continuing 2014 cost reduction programs to not grant any 2014 cash incentive awards.  For 2014, actual total annual cash compensation is as follows:

Name	2014Base Salary Post September 2013 Reduction	2014 Annual Incentive Award	2014 Annual Cash Compensation
Bruce D. Hansen	$412,500	$—	$412,500
David A. Chaput	$250,160	$—	$250,160
Robert I. Pennington	$237,600	$—	$237,600
R. Scott Roswell	$213,095	$—	$213,095
Lee M. Shumway	$199,198	$—	$199,198

Long-Term Equity Incentives

As a company with limited financial resources, long-term equity awards are historically a significant element of our executive compensation program, and critical to the ongoing retention of our executives.  No equity awards were granted in 2014 as a result of ongoing cash conservation efforts.

Employee Benefits

Our executive officers generally participate in the same employee benefit programs (401(k) plan, health, dental, vision, life, accident and disability insurance) as other employees.  In 2012, the Company initiated an executive physical program with the University of Colorado Hospital.  The Company covers the cost of the executive officer to participate in the executive physical program every two (2) years.  Messrs. Chaput and Roswell participated in 2014.  Messrs. Hansen, Shumway and Pennington are anticipated to participate in 2015.

Employment, Change of Control Agreements

In order to attract and retain key executives, the Company previously entered into employment agreements with Mr. Hansen and Mr. Chaput that expired on December 31, 2011.  Effective January 1, 2012, the agreements for Mr. Hansen and Mr. Chaput were amended and restated to extend the term of the agreements to terminate automatically on the earlier of (1) the one-year anniversary of the date on which the Company achieves Commercial Production (as such term is defined in the Amended and Restated Limited Liability Agreement of Eureka Moly, LLC dated February 26, 2008) and (2) December 31, 2015; and to eliminate the single-trigger change of control arrangement.  Mr. Pennington entered into a similar Employment Agreement on December 12, 2012 which will terminate automatically, if not otherwise extended, on the earlier of (1) the one-year anniversary of the date on which the Company achieves Commercial Production (as such term is defined in the Amended and Restated Limited Liability Agreement of Eureka Moly, LLC dated February 26, 2008) and (2) December 31, 2016. Pursuant to described employment agreements, generally, if a change of control occurs and the Company (or its successor) terminates the employment of Messrs. Hansen, Chaput, or Pennington without cause during the one year period following the closing of the change of control event (a double-trigger arrangement) or the executive terminates employment for good reason, which includes a material diminution of the executive’s duties or compensation; geographic relocation; direction to the executive that would violate local, state, or federal law; or failure of the Company to pay base compensation in a timely manner, Messrs. Hansen, Chaput and Pennington are each entitled to: (a) a lump sum payment of (i) three times the executive’s annual base compensation (determined by applying his base salary immediately preceding the implementation of the September 7, 2013 salary reduction), (ii) 100% of the executive’s target annual incentive award for one year, and (iii) as to Mr. Hansen and Mr. Chaput each of their cash incentive award for major financing, if it has not previously been paid and (b) full vesting of all outstanding stock-based equity awards, if not otherwise accelerated under the provision of a change of control in the Company’s Equity Incentive Plan.  The severance payment is subject to execution of a binding termination release and confidentiality, non-competition, and non-solicitation covenants.  With the implementation of our cost reduction program, each of Messrs. Hansen, Chaput and Pennington entered into a First Amendment to their employment agreements.  The executive and the Company agreed that any severance payable under the employment agreement will be based on the executive’s base compensation prior to implementation of the September 7, 2013 salary reduction, and that the salary reduction will not be considered a material diminution of the executive’s base compensation, triggering a Good Reason termination event, as defined by the employment agreement.

The terms of employment for Mr. Roswell and Mr. Shumway are covered by offer letter agreements and change of control severance agreements.  In January 2012, Change of Control Severance, Confidentiality and Non-Solicitation Agreements were entered into with Mr. Roswell and Mr. Shumway, and include the same definition of change of control as the agreements for Messrs. Hansen, Chaput and Pennington.  Generally, if (i) a change of control occurs on or before the date upon which the Company achieves Commercial Production (as such term is defined in the Amended and Restated Limited Liability Agreement of Eureka Moly, LLC dated February 26, 2008) and (ii) as a result of the closing of the change of control, or during the one-year period immediately following the closing of the change of control, the Company (or its successor) terminates the employment of the covered executive without cause (a double-trigger arrangement) or the executive terminates employment for good reason, which includes a material diminution of Mr. Roswell or Mr. Shumway’s duties or compensation; geographic relocation; direction to the executive that would violate local, state, or federal law; or, failure of the Company to pay base compensation in a timely manner, the executive will be entitled to a lump sum severance payment.  The severance payment is subject to execution of a binding termination release agreement and confidentiality and non-solicitation covenants.  The amount of the severance payment will be equal to two times the executive’s annual base salary (determined by applying his base salary immediately preceding the implementation of the September 7, 2013 salary reduction) plus 100% of his target annual incentive award for one year and vesting of all outstanding stock-based equity awards, if not otherwise accelerated under the provision of a change of control in the Company’s Equity Incentive Plan.  Mr. Roswell and Mr. Shumway also entered into a First Amendment to their Change of Control Severance, Confidentiality and Non-Solicitation Agreements.  The executive and the Company agreed that any severance payable under the agreement will be based on the executive’s base compensation prior to implementation of the September 7, 2013 salary reduction.

Individual Executive Officers and the CEO

Each of our executive officers is considered individually in the compensation setting process.  In setting cash compensation, the primary factors are the scope of the executive officer’s duties and responsibilities, the executive officer’s performance of those duties and responsibilities, the executive officer’s experience level and tenure with us, and a general evaluation of the competition in the market for key executives with the executive officer’s experience.  Long-term equity incentives are focused largely on retention of our executive officers and matching the financial interests of our executive officers with those of our stockholders.

SUMMARY COMPENSATION TABLE

The following table lists the annual compensation information for the fiscal years 2014, 2013, and 2012 of our Chief Executive Officer, Chief Financial Officer, Chief Operating Officer and our two other NEOs.

Name and Principal Position	Year	Salary ($)	Non-Equity Incentive Award (1) ($)	Stock Awards (2) ($)	Option /SAR Awards (2) ($)	All Other Compensation ($)		Total ($)
Bruce D. Hansen (3)	2014	412,500	—	—	—	19,051	(3)	431,551
Chief Executive Officer	2013	412,500	—	540,021	87,504	19,051	(3)	1,052,775
	2012	550,000	530,308	412,500	284,386	20,132	(3)	1,797,326

David A. Chaput (4)	2014	250,160	—	—	43,752	14,762	(4)	264,922
Chief Financial Officer	2013	250,160	—	220,109	43,752	15,485	(4)	526,771
	2012	312,700	215,898	206,248	142,194	17,867	(4)	894,907

Robert I. Pennington (5)	2014	237,600	—	—	—	14,981	(5)	252,581
Chief Operating Officer	2013	237,600	—	212,260	43,752	15,461	(5)	505,512
	2012	297,000	199,567	206,248	142,194	14,404	(5)	859,413

R. Scott Roswell (6)	2014	213,095	—	—	—	12,578	(6)	225,673
Vice President, Human	2013	213,095	—	171,721	31,820	15,083	(6)	429,386
Resources and Corporate Counsel	2012	250,700	169,277	150,002	103,413	17,321	(6)	690,713

Lee M. Shumway (7)	2014	199,198	—	—	—	11,885	(7)	211,083
Controller and Treasurer	2013	199,198	—	163,546	31,820	15,058	(7)	407,314
	2012	234,350	162,723	150,002	103,413	17,632	(7)	668,120

(1)         One-third of the 2010 annual incentive awards was earned and was paid in 2011.  Seventeen percent of the 2010 annual incentive awards were earned and paid upon the release and publication of the Draft Environmental Impact Statement. Another seventeen percent of the 2010 annual incentive awards were earned and paid in 2012 upon the issuance of the Record of Decision by the BLM.  The remaining one-third of the 2010 annual incentive awards will become payable upon the completion of financing necessary to fund the Company’s portion of the development of the Mt. Hope Project.

One hundred percent of the 2012 awards were paid in 2013.

No incentive award was approved for 2013 or 2014, based on the Company’s cost reduction program.

See the table below for a breakout of amounts earned by year.

	B. Hansen	D. Chaput	R. Pennington	R. Roswell	L. Shumway
Total Incentive Award Earned in 2014	-0-	-0-	-0-	-0-	-0-

Total Incentive Award Earned in 2013	-0-	-0-	-0-	-0-	-0-

2010 Award — Receipt of ROD	$56,531	$23,031	$20,938	$6,218	$16,331
2011 Award — Receipt of ROD	106,652	45,898	42,009	37,709	32,732
2012 Award	367,125	146,969	136,620	125,350	113,660
Total Incentive Awards Earned in 2012	$530,308	$215,898	$199,567	$169,277	$162,723

(2)         These amounts do not represent the actual amounts paid to or realized by these individuals.  These amounts represent the aggregate grant date fair value for grants during the fiscal year, computed in accordance with applicable accounting rules (FASB ASC Topic 718), excluding the amount of estimated forfeitures.  For information regarding the assumptions used to calculate the grant date fair value, see Note 9 to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2014.  The grant date fair value for the performance-based stock appreciation rights granted on December 11, 2013, is $0.77 per share, and assumes an estimate of performance of 100% probability.  The grant date fair value for the performance-based restricted stock units granted on December 11, 2013, is $1.15 per share, and assumes an estimate of performance of 100% probability.

(3)        The All Other Compensation amount for Mr. Hansen for 2014 represents $12,750 in Company matching contributions to our 401(k) plan and $6,301 in group term life insurance premiums paid by the Company.  The All Other Compensation amount for Mr. Hansen for 2013 represents $12,750 in Company matching contributions to our 401(k) plan and $6,301 in group term life insurance premiums paid by the Company.  The All Other Compensation amount for Mr. Hansen for 2012 represents $12,500 in Company matching contributions to our 401(k) plan, $2,685 for the cost of a full physical exam and $4,947 in group term life insurance premiums paid by the Company.

(4)         The All Other Compensation amount for Mr. Chaput for 2014 represents $12,320 in Company matching contributions to our 401(k) plan and $2,735 in group term life insurance premiums paid by the Company.  The All Other Compensation amount for Mr. Chaput for 2013 represents $12,750 in Company matching contributions to our 401(k) plan and $2,735 in group term life insurance premiums paid by the Company.  The All Other Compensation amount for Mr. Chaput for 2012 represents $12,500 in Company matching contributions to our 401(k) plan, $2,809 for the cost of a full physical exam and $2,558 in group term life insurance premiums paid by the Company.

(5)         The All Other Compensation amount for Mr. Pennington for 2014 represents $11,120 in Company matching contributions to our 401(k) plan and $3,861 in group term life insurance premiums paid by the Company.  The All Other Compensation amount for Mr. Pennington for 2013 represents $11,600 in Company matching contributions to our 401(k) plan, $2,685 for the cost of a full physical exam and $3,861 in group term life insurance premiums paid by the Company.  The All Other Compensation amount for

Mr. Pennington for 2012 represents $11,470 in Company matching contributions to our 401(k) plan and $2,934 in group term life insurance premiums paid by the Company.

(6)         The all other compensation amount for Mr. Roswell for 2014 represents $10,245 in company matching contributions to our 401(k) plan and $2,333 in group term life insurance premiums paid by the company.  The all other compensation amount for Mr. Roswell for 2013 represents $12,750 in company matching contributions to our 401(k) plan and $2,333 in group term life insurance premiums paid by the company.  The all other compensation amount for Mr. Roswell for 2012 represents $12,500 in company matching contributions to our 401(k) plan, $2,550 for the cost of a full physical exam and $2,271 in group term life insurance premiums paid by the company.

(7)         The All Other Compensation amount for Mr. Shumway for 2014 represents $9,577 in Company matching contributions to our 401(k) plan and $2,308 in group term life insurance premiums paid by the Company.  The All Other Compensation amount for Mr. Shumway for 2013 represents $12,750 in Company matching contributions to our 401(k) plan and $2,308 in group term life insurance premiums paid by the Company.  The All Other Compensation amount for Mr. Shumway for 2012 represents $12,422 in Company matching contributions to our 401(k) plan, $2,930 for the cost of a full physical exam and $2,280 in group term life insurance premiums paid by the Company.

GRANTS OF PLAN-BASED AWARDS

There were no grants made to each of our named executive officers during 2014. Historically, we have issued stock options, stock appreciation rights, restricted stock and restricted stock unit awards to our executive officers and key employees under our equity incentive plans.  See “Equity Compensation Plan Information.”  The purpose of the 2006 Plan is to provide us with a greater ability to attract, retain, and motivate our officers, directors and key employees.

Our 2006 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock units and stock appreciation rights, which may be granted to our employees (including officers), directors and consultants.  Each award is subject to an agreement between the Company and the recipient of the grant reflecting the terms and conditions of the award.  Subject to the terms of the 2006 Plan, the Compensation Committee establishes grant dates, the numbers and types of stock awards to be granted and the terms and conditions of the stock awards, including the period of their exercisability and vesting.  The Compensation Committee, in accordance with the 2006 Plan, sets the option exercise price, and, if applicable, the strike price for stock appreciation rights, in each case based on the closing price of the Company’s common stock on the date of the grant.

Compensation Arrangements and Employment Agreements

The material terms of our NEOs annual compensation, including base salaries, cash incentive awards, our equity granting practices and employment, change in control and stay bonus agreements are described in our “Compensation Discussion and Analysis” and “Employment Agreements” sections of this report.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2014

The following table provides information with respect to outstanding stock options/SARs, restricted stock awards and restricted stock units held by our named executive officers as of December 31, 2014.

	OPTION/SAR AWARDS							STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options/SARs (1) (#) Exercisable		Number of Securities Underlying Unexercised Options/SARs (1) (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options/SARs (1) (#)		Option /SAR Exercise Price (2)	Option /SAR Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (1) (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Bruce D. Hansen	66,666	(3)				$0.76	2/27/2015
	66,667	(3)				$0.76	2/27/2016
	66,667	(3)				$0.76	2/27/2017
				90,000	(4)	$5.49	9/1/2020
											30,000	(4)	$17,100
				140,000	(5)	$3.28	9/1/2021
											50,000	(5)	$28,500
								24,642	(6)	$14,046
				56,003	(7)	$3.72	9/1/2022
				56,004	(8)	$3.72	9/1/2022
											18,481	(7)	$10,534
											18,481	(8)	$10,534
											245,536	(9)	$139,956

	OPTION/SAR AWARDS							STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options/SARs (1) (#) Exercisable		Number of Securities Underlying Unexercised Options/SARs (1) (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options/SARs (1) (#)		Option /SAR Exercise Price (2)	Option /SAR Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (1) (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
								24,642	(10)	$14,046
								24,642	(10)	$14,046
				56,003	(11)	$3.72	9/1/2023
				56,004	(12)	$3.72	9/1/2023
											18,481	(11)	$10,534
											18,481	(12)	$10,534

David A. Chaput				40,000	(4)	$5.49	9/1/2020
											13,500	(4)	$7,695
				60,000	(5)	$3.28	9/1/2021
											22,000	(5)	$12,540
								12,321	(6)	$7,023
				28,002	(7)	$3.72	9/1/2022
				28,002	(8)	$3.72	9/1/2022
											9,240	(7)	$5,267
											9,241	(8)	$5,267
											93,065	(9)	$53,047
								12,321	(10)	$7,023
								12,321	(10)	$7,023
				28,002	(11)	$3.72	9/1/2023
				28,002	(12)	$3.72	9/1/2023
											9,240	(11)	$5,267
											9,241	(12)	$5,267
				150,000	(13)	$6.40	4/24/2017
	26,667	(15)				$0.76	2/27/2015
	26,667	(15)				$0.76	2/27/2016
	26,667	(15)				$0.76	2/27/2017

Robert I. Pennington				40,000	(4)	$5.49	9/1/2020				13,500	(4)	$7,695
				60,000	(5)	$3.28	9/1/2021
											22,000	(5)	$12,540
								12,321	(6)	$7,023
				28,002	(7)	$3.72	5/15/2022
				28,002	(8)	$3.72	5/15/2022
											9,240	(7)	$5,267
											9,241	(8)	$5,267
											88,393	(9)	$50,384
								12,320	(10)	$7,023
								12,321	(10)	$7,023
				28,002	(11)	$3.72	5/15/2023
				28,002	(12)	$3.72	5/15/2023
											9,240	(11)	$12,382
											9,241	(12)	$12,382
	26,666	(15)				$0.96	2/5/2015
	26,667	(15)				$0.96	2/5/2016
	26,667	(15)				$0.96	2/5/2017
											145,000	(16)	$82,650

R. Scott Roswell				27,000	(4)	$5.49	9/1/2020				9,000	(4)	$5,130
				43,000	(5)	$3.28	9/1/2021
											14,000	(5)	$7,980
								8,961	(6)	$5,108
				20,365	(7)	$3.72	5/15/2022
				20,365	(8)	$3.72	5/15/2022
											6,720	(7)	$3,830
											6,721	(8)	$3,831
											74,613	(9)	$42,529
								8,961	(10)	$5,108
								8,961	(10)	$5,108
				20,365	(11)	$3.72	5/15/2023
				20,365	(12)	$3.72	5/15/2023
											6,720	(11)	$3,830
											6,721	(12)	$3,831

Lee M. Shumway				27,000	(4)	$5.49	9/1/2020				9,000	(4)	$5,130

	OPTION/SAR AWARDS							STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options/SARs (1) (#) Exercisable		Number of Securities Underlying Unexercised Options/SARs (1) (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options/SARs (1) (#)		Option /SAR Exercise Price (2)	Option /SAR Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (1) (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
				43,000	(5)	$3.28	9/1/2021
											14,000	(5)	$7,980
				20,365	(7)	$3.72	9/1/2022
				20,365	(8)	$3.72	9/1/2022
								8,961	(6)	$5,108
											6,720	(7)	$3,830
											6,721	(8)	$3,831

											69,747	(9)	$39,758
								8,961	(10)	$5,108
								8,961	(10)	$5,108
				20,365	(11)	$3.72	9/1/2023
				20,365	(12)	$3.72	9/1/2023
											6,720	(11)	$3,830
											6,721	(12)	$3,831
	3,257	(17)				$4.35	10/1/2015
	3,257	(17)				$4.35	10/1/2016

(1)	All of the awards were made under the 2006 Plan.

(2)	The option/SAR exercise price is the closing market price of the stock on the day of the grant.

(3)	SARs were granted on February 27, 2009, with 66,667 vested on February 27, 2010, 66,667 vested on February 27, 2011, and 66,667 vested on February 27, 2012.

(4)

Performance SARs and restricted stock units were granted on December 16, 2010 and are scheduled to vest at the commencement of commercial production at the Mt. Hope Mine, subject to continuous employment. The market value of the restricted stock units was determined by multiplying the closing market price of a share of our common stock on December 31, 2014 of $0.57 by the number of shares granted, which assumes that all performance goals for the shares are achieved. The SARs expire on the earliest of termination of service, the 5th anniversary of the vesting date, the 10th anniversary of the date of grant, or in the event of a change in control.

(5)

Performance SARs and restricted stock units were granted on December 15, 2011 and are scheduled to vest at the commencement of commercial production at the Mt. Hope Mine, subject to continuous employment. The market value of the restricted stock units was determined by multiplying the closing market price of a share of our common stock on December 31, 2014 of $0.57 by the number of shares granted, which assumes that all performance goals for the shares are achieved. The SARs expire on the earliest of termination of service, the 5th anniversary of the vesting date, the 10th anniversary of the date of grant, or in the event of a change in control.

(6)

Restricted stock units were granted on December 12, 2012 and are scheduled to vest 24,642 shares on December 12, 2015. The market value of the restricted stock units was determined by multiplying the closing market price of a share of our common stock on December 31, 2014 of $0.57 by the number of shares granted.

(7)

Performance SARs and restricted stock units were granted on December 12, 2012 and are scheduled to vest at the commencement of commercial production at the Mt. Hope Mine, subject to continuous employment. The market value of the restricted stock units was determined by multiplying the closing market price of a share of our common stock on December 31, 2014 of $0.57 by the number of shares granted, which assumes that all performance goals for the shares are achieved. The SARs expire on the earliest of termination of service, the 5th anniversary of the vesting date, the 10th anniversary of the date of grant, or in the event of a change in control.

(8)

Performance SARs and restricted stock units were granted on December 12, 2012 and are scheduled to vest one year following the commencement of commercial production at the Mt. Hope Mine, subject to continuous employment. The market value of the restricted stock units was determined by multiplying the closing market price of a share of our common stock on December 31, 2014 of $0.57 by the number of shares granted, which assumes that all performance goals for the shares are achieved. The SARs expire on the earliest of termination of service, the 5th anniversary of the vesting date, the 10th anniversary of the date of grant, or in the event of a change in control.

(9)

Performance restricted stock units were granted on September 7, 2013 and vested on January 15, 2015. The market value of the restricted stock units was determined by multiplying the closing market price of a share of our common stock on December 31, 2014 of $0.57 by the number of shares granted, which assumes that all performance goals for the shares are achieved.

(10)

Restricted stock units were granted on December 11, 2013 and are scheduled to vest one-third on December 12, 2015, one-third on December 11, 2016. The market value of the restricted stock units was determined by multiplying the closing market price of a share of our common stock on December 31, 2014 of $0.57 by the number of shares granted.

(11)

Performance SARs and restricted stock units were granted on December 11, 2013 and are scheduled to vest at the commencement of commercial production at the Mt. Hope Mine, subject to continuous employment. The market value of the restricted stock units was determined by multiplying the closing market price of a share of our common stock on December 31, 2014 of $0.57 by the number of shares granted, which assumes that all performance goals for the shares are achieved. The SARs expire on the earliest of termination of service, the 5th anniversary of the vesting date, the 10th anniversary of the date of grant, or in the event of a change in control.

(12)

Performance SARs and restricted stock units were granted on December 11, 2013 and are scheduled to vest one year following the commencement of commercial production at the Mt. Hope Mine, subject to continuous employment. The market value of the restricted stock units was determined by multiplying the closing market price of a share of our common stock on December 31, 2014 of $0.57 by the number of shares granted, which assumes that all performance goals for the shares are achieved. The SARs expire on the earliest of termination of service, the 5th anniversary of the vesting date, the 10th anniversary of the date of grant, or in the event of a change in control.

(13)

Option granted on April 25, 2007 with 150,000 shares scheduled to vest upon the completion of equity or debt financing which raises sufficient funds to commence production at the Mt. Hope Project and to cover costs and expenditures during the construction period. The option will expire five years after the vesting date, but in no event later than the tenth anniversary of the date of grant, April 25, 2017.

(15)	SARs were granted on February 5, 2009, with 26,666 vested on February 5, 2010, 26,667 vested on February 5, 2011 and 26,667 vested on February 5, 2012.

(16)

An award of 165,000 shares of restricted stock was granted on October 19, 2007. During 2008, 10,000 shares of restricted stock vested upon satisfaction of the engineering and procurement phase 1 goal. During 2009, 10,000 shares of restricted stock vested upon satisfaction of the engineering and procurement phase 2 goal. The remaining shares are scheduled to vest based upon the achievement of designated performance goals. In addition, 30,000 shares will vest upon attainment of the construction completion goal, 30,000 shares will vest upon satisfying the cost of contracted construction goal, 35,000 shares (17,500 each) will vest upon satisfying the commissioning phase 1 and phase 2 goals and the remaining 50,000 shares will vest based upon satisfying the specified production goal within six months of initial start-up. The Company may adjust the timing of completion of the goals to accommodate changes in the schedule as a result of environmental permitting or financial considerations. The market value of the stock award was determined by multiplying the closing market price of a share of our common stock on December 31, 2014 of $0.57 by 145,000 shares, which assumes that all performance goals for the shares are achieved.

(17)	SARs were granted on November 1, 2008, with 3,257 SARs vested on November 1, 2010, and 3,257 SARs vested on November 1, 2011.

OPTION/SAR EXERCISES AND STOCK VESTED DURING 2014

	OPTION/SAR AWARDS		STOCK AWARDS
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting (1) ($)
Bruce D. Hansen	—	$—	24,641	$10,842
			$24,642	$9,857
			$16,667	$5,000
David A. Chaput	—	—	12,320	$5,421
			12,321	$4,928
			7,334	$2,200
Robert I. Pennington	—	—	12,320	$5,421
			12,321	$4,928
			7,334	$2,200
R. Scott Roswell	—	—	8,960	$3,942
			8,961	$3,584
			4,667	$1,400
Lee M. Shumway	—	—	8,960	$3,942
			8,961	$3,584
			4,667	$1,400

(1)         Amount reported represents the closing price of our common stock, as reported on the NYSE MKT, on each vesting date, multiplied by the number of shares vested.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

Potential payments upon termination or change in control for Mr. Hansen, Mr. Chaput, Mr. Pennington, Mr. Roswell, and Mr. Shumway are set forth in their respective employment agreements or offer letter agreements and change of control agreements, described below.

In the event of a change in control as defined in our 2006 Plan, all outstanding options and other stock awards under the plans may be assumed, continued or substituted by any surviving or acquiring entity.  If the surviving or acquiring entity elects not to assume, continue or substitute the awards, the vesting of such awards held by award holders whose service with us or any of our affiliates has not terminated will be accelerated, the awards will be fully vested and exercisable immediately prior to the consummation of the transaction and the stock awards will automatically terminate upon consummation of the transaction if not exercised prior to such event.

Employment Agreements and Stay Agreements

The following is a summary of the employment agreements or offer letter agreements and change of control agreements that were in effect between us and each of our named executive officers during the last fiscal year.  For information regarding the employment agreements for Messrs. Hansen, Chaput, and Pennington and the change of control severance, confidentiality and non-solicitation agreements for Messrs. Roswell, and Shumway, see “Compensation Discussion and Analysis—Employment and Change of Control Agreements.”

Bruce D. Hansen.  On January 30, 2007, we entered into an employment agreement with Mr. Hansen to serve as our Chief Executive Officer for a term of three years.  Mr. Hansen’s agreement was subsequently amended and restated effective January 1, 2012, to extend the term of the agreement to terminate automatically on the earlier of (1) the one-year anniversary of the date on which the Company achieves Commercial Production (as such term is defined in the Amended and Restated Limited Liability

Agreement of Eureka Moly, LLC dated February 26, 2008) and (2) December 31, 2015; and to eliminate the single-trigger change of control arrangement.  The following is a description of the terms of his agreement, as in effect on December 31, 2014.

Currently, under the terms of the agreement, as amended, Mr. Hansen’s base salary is $550,000, which was temporarily reduced to $412,500 throughout 2014 as discussed in the next paragraph.  Mr. Hansen is eligible to receive a discretionary cash incentive payment in an amount, if any, as determined by the Board from time to time.  Upon the completion of an equity or debt financing that raises sufficient capital to commence production at the Mt. Hope Project, Mr. Hansen remains entitled to a cash payment of $1,000,000.  If a “change of control” occurs and the Company (or its successor) terminates the employment of Mr. Hansen without cause during the one-year period following the close of the change of control event (a double-trigger arrangement) or Mr. Hansen terminates his employment for good reason, which includes a material diminution of his duties or compensation, geographic relocation; a direction to violate local, state or federal law; or a failure of the Company to pay base compensation in a timely manner, Mr. Hansen would be entitled to receive a payment equal to three years of annual base salary (determined by applying his base salary immediately preceding the implementation of the salary reduction), one year target annual incentive compensation, and full vesting of all outstanding unvested stock-based equity awards, if not otherwise accelerated under the provisions of a “change of control” in the Company’s Equity Incentive Plan.  In addition, he will be paid the cash incentive award of $1,000,000 for major financing if it has not previously been paid.  In the event the Company terminated Mr. Hansen’s employment without cause, independent of a “change of control”, Mr. Hansen would be entitled to any base salary earned but not yet paid and a severance payment in an amount equal to two years of his annual base salary (determined by applying his base salary immediately preceding the implementation of the salary reduction).  If Mr. Hansen terminated his employment for “good reason” as described above, independent of a “change of control”, Mr. Hansen would be entitled to any base salary earned but not yet paid and a severance payment in an amount equal to one year of his annual base salary (determined by applying his base salary immediately preceding the implementation of the salary reduction).  Each of the described severance payments is subject to execution of a binding termination release and confidentiality, non-competition, and non-solicitation covenants.

On September 7, 2013 we entered into a Salary Reduction and Stay Incentive Agreement (“Stay Agreement”) with Mr. Hansen.  With the Stay Agreement, Mr. Hansen and the Company agreed to reduce Mr. Hansen’s base salary to $412,500 for the term of the Stay Agreement, and provided for a Stay Incentive Award of $412,500 and a Restricted Stock Unit (“RSU”) award of 245,536 RSUs if Mr. Hansen remains continuously employed through the End Date, as defined therein.  The Stay Agreement will end on the earliest to occur of a financing plan for the Mt. Hope Project approved by the Board of Directors; a Change of Control (as defined in Mr. Hansen’s employment agreement; involuntary termination (absent cause); or January 15, 2015.  On January 16, 2015, we entered into a First Amendment to Salary Reduction and Stay Incentive Agreement with Mr. Hansen, effective as of January 14, 2015.  Pursuant to this amendment, the Company agreed to grant 392,904 RSUs to Mr. Hansen, in consideration for Mr. Hansen’s agreement to extend the payment of his $412,500 cash incentive bonus under his Stay Agreement to January 16, 2016.

David A. Chaput.  On April 25, 2007, we entered into the three-year employment agreement with David A. Chaput pursuant to which Mr. Chaput serves as our Chief Financial Officer. Effective January 1, 2012, the agreement was amended and restated to extend the term of the agreement to terminate automatically on the earlier of (1) the one-year anniversary of the date on which the Company achieves Commercial Production (as such term is defined in the Amended and Restated Limited Liability Agreement of Eureka Moly, LLC dated February 26, 2008) and (2) December 31, 2015; and to eliminate the single-trigger change of control arrangement.

Currently, under the terms of the agreement, as amended, Mr. Chaput’s base salary is $312,700, which was temporarily reduced to $250,160 throughout 2014 as discussed in the next paragraph. In addition, the agreement provides for other cash incentive payments as our Board may determine from time to time.  In accordance with the agreement, Mr. Chaput received an option to purchase 400,000 shares of common stock under the 2006 Plan, 150,000  of which expired in 2012, 100,000 of which expired in 2013 and 150,000 of which are scheduled to vest upon completion of a financing which raises sufficient capital to commence production of the Mt. Hope Project.  Mr. Chaput will also receive a cash payment of $400,000 within 45 days of the completion of a financing which raises sufficient capital to commence production at the Mt. Hope Project.  If a “change of control” occur occurs and the Company (or its successor) terminates the employment of Mr. Chaput without cause during the one-year period following the close of the change of control event (a double-trigger arrangement) or Mr. Chaput terminates his employment for good reason, which includes a material diminution of his duties or compensation, geographic relocation; a direction to violate local, state or federal law; or a failure of the Company to pay base compensation in a timely manner, Mr. Chaput would be entitled to receive a payment equal to three years of annual base salary (determined by applying his base salary immediately preceding the implementation of the salary reduction), one year target annual incentive compensation, and full vesting of all outstanding unvested stock-based equity awards, if not otherwise accelerated under the provisions of a “change of control” in the Company’s Equity Incentive Plan. In addition, he will be paid the cash incentive award of $400,000 for major financing if it has not previously been paid.  In the event the Company terminated Mr. Chaput’s employment without cause, independent of a “change of control”, Mr. Chaput would be entitled to any base salary earned but not yet paid and a severance payment in an amount equal to two years of his annual base salary (determined by applying his base salary immediately preceding the implementation of the salary reduction).  If Mr. Chaput terminated his employment for “good reason,” as described above, which includes a substantial diminution of Mr. Chaput’s duties; a direction to Mr. Chaput that would violate local, state or federal law, or a failure by the Company to pay Mr. Chaput’s base salary, independent of a “changed of control”, Mr. Chaput would be entitled to any base salary earned but not yet paid and a severance payment in an amount equal to one year of his annual base salary (determined by applying his base salary immediately preceding the implementation of the salary reduction).  Each of the described severance payments is subject to execution of a binding termination release and confidentiality, non-competition, and non-solicitation covenants.

On September 7, 2013 we entered into a Salary Reduction and Stay Incentive Agreement (“Stay Agreement”) with Mr. Chaput.  With the Stay Agreement, Mr. Chaput and the Company agreed to reduce Mr. Chaput’s base salary to $250,160 for the term of the Stay Agreement, and provided for a Stay Incentive Award of $156,350 and a Restricted Stock Unit (“RSU”) award of 93,065 RSUs if Mr. Chaput remains continuously employed through the End Date, as defined therein.  The Stay Agreement will end on the earliest to occur of a financing plan for the Mt. Hope Project approved by the Board of Directors; a Change of Control (as defined in Mr. Chaput’s employment agreement; involuntary termination (absent cause); or January 15, 2015.  These awards vested and were paid to Mr. Chaput on January 15, 2015.  Effective January 14, 2015, we agreed to grant Mr. Chaput 233,384 RSUs, subject to his execution of a new Stay Incentive Agreement covering the period from January 16, 2015 through January 15, 2016.

Robert I. Pennington.  On October 5, 2007, we entered into an offer letter agreement with Robert I. Pennington pursuant to which Mr. Pennington served as our Vice President of Engineering and Construction and was named our Chief Operating Officer in January 2012.  Pursuant to the terms of this agreement, as amended, Mr. Pennington was paid a base salary of $200,000 per year in 2007, plus eligibility for a performance based annual incentive award.  Mr. Pennington’s base salary was subsequently increased and currently is $297,000, which was temporarily reduced throughout 2014 to $237,600 as discussed in the next paragraph.  Mr. Pennington received an option to purchase 150,000 shares of common stock under the 2006 Plan, all of which are fully vested.  In addition, Mr. Pennington is also eligible to receive up to 165,000 shares of restricted common stock upon reaching certain pre-determined goals relating to the Mt. Hope Project, of which 20,000 shares of the restricted common stock have been issued to Mr. Pennington.  In January 2012, we entered into a Change of Control Severance, Confidentiality and Non-Solicitation Agreement, which was superseded by an Employment Agreement entered into with Mr. Pennington effective December 12, 2012 to which the term of the agreement will terminate automatically on the earlier of (1) the one-year anniversary of the date on which the Company achieves Commercial Production (as such term is defined in the Amended and Restated Limited Liability Agreement of Eureka Moly, LLC dated February 26, 2008) and (2) December 31, 2016.  The following is a description of the terms of his agreement, as in effect on December 31,  2014.  If a “change of control” occurs and the Company (or its successor) terminates the employment of Mr. Pennington without cause during the one-year period following the close of the change of control event (a double-trigger arrangement) or Mr. Pennington terminates his employment for good reason, which includes a material diminution of his duties or compensation; geographic relocation; a direction to violate local, state or federal law; or a failure of the Company to pay base compensation in a timely manner, Mr. Pennington would be entitled to receive a payment equal to three years of annual base salary (determined by applying his base salary immediately preceding the implementation of the salary reduction), one year target annual incentive compensation, and full vesting of all outstanding unvested stock-based equity awards, if not otherwise accelerated under the provisions of a “change of control” in the Company’s Equity Incentive Plan. In the event the Company terminated Mr. Pennington’s employment without cause, independent of a “change of control”, Mr. Pennington would be entitled to any base salary earned but not yet paid and a severance payment in an amount equal to two years of his annual base salary (determined by applying his base salary immediately preceding the implementation of the salary reduction).  If Mr. Pennington terminated his employment for “good reason,” as described above, Mr. Pennington would be entitled to any base salary earned but not yet paid and a severance payment in an amount equal to one year of his annual base salary (determined by applying his base salary immediately preceding the implementation of the salary reduction).  Each of the described severance payments is subject to execution of a binding termination release and confidentiality, non-competition, and non-solicitation covenants.

On September 7, 2013 we entered into a Salary Reduction and Stay Incentive Agreement (“Stay Agreement”) with Mr. Pennington.  With the Stay Agreement, Mr. Pennington and the Company agreed to reduce Mr. Pennington’s base salary to $237,600 for the term of the Stay Agreement, and provided for a Stay Incentive Award of $148,500 and a Restricted Stock Unit (“RSU”) award of 88,393 RSUs if Mr. Pennington remains continuously employed through the End Date, as defined therein.  The Stay Agreement will end on the earliest to occur of a financing plan for the Mt. Hope Project approved by the Board of Directors; a Change of Control (as defined in Mr. Pennington’s employment agreement; involuntary termination (absent cause); or January 15, 2015.  These awards vested and were paid to Mr. Pennington on January 15, 2015.  Effective January 14, 2015, we agreed to grant Mr. Pennington 212,168 RSUs, subject to his execution of a new Stay Incentive Agreement covering the period from January 16, 2015 through January 15, 2016.

R. Scott Roswell.  On August 17, 2010, we entered into an offer letter agreement with R. Scott Roswell pursuant to which Mr. Roswell serves as our Corporate Counsel and Vice President of Human Resources.  Mr. Roswell’s base salary currently is $250,700, which was temporarily reduced to $213,095 in connection with our cost reduction program.  On January 1, 2012, we entered into a Change of Control Severance, Confidentiality and Non-Solicitation Agreement with Mr. Roswell, which includes the same definition of change of control as the agreements for Messrs. Hansen, Chaput and Pennington.  Generally, if a change of control occurs on or before the date upon which the Company achieves Commercial Production (as such term is defined in the Amended and Restated Limited Liability Agreement of Eureka Moly, LLC dated February 26, 2008) and as a result of the closing of the change of control, or during the one-year period immediately following the closing of the change of control, the Company (or its successor)

terminates the employment of Mr. Roswell without cause (a double-trigger arrangement) or Mr. Roswell terminates employment for good reason, which includes a material diminution of his duties or compensation; geographic relocation; direction to Mr. Roswell that would violate local, state, or federal law; or, failure of the Company to pay base compensation in a timely manner, Mr. Roswell will be entitled to a lump sum severance payment.  The severance payment is subject to execution of a binding termination release agreement and confidentiality and non-solicitation covenants.  The amount of the severance payment will be equal to two times Mr. Roswell’s annual base salary (determined by applying his base salary immediately preceding the implementation of the salary reduction) plus 100% of his target annual incentive award for one year and vesting of all outstanding stock-based equity awards, if not otherwise accelerated under the provision of a change of control in the Company’s Equity Incentive Plan.

On September 7, 2013 we entered into a Stay Incentive Agreement with Mr. Roswell.  With the Agreement, Mr. Roswell and the Company agreed to provide a Stay Incentive Award of $125,350 and Restricted Stock Unit (“RSU”) Award of 74,613 RSUs if Mr. Roswell remains continuously employed through the End Date, as defined therein.  The Stay Agreement will end on the earliest to occur of a financing plan for the Mt. Hope Project approved by the Board of Directors, a Change of Control (as defined in Mr. Roswell’s Change of Control, Severance, Confidentiality and Non-Solicitation Agreement; involuntary termination (absent cause); or January 15, 2015.  These awards vested and were paid to Mr. Roswell on January 15, 2015.  Effective January 14, 2015, we agreed to grant Mr. Roswell 179,093 RSUs, subject to his execution of a new Stay Incentive Agreement covering the period from January 16, 2015 through January 15, 2016.

Lee M. Shumway.  On November 6, 2007, we entered into an offer letter agreement with Lee M. Shumway pursuant to which Mr. Shumway initially served as the Director of Business Process/Information Technology.  Mr. Shumway now serves as our Controller and Treasurer.  Mr. Shumway’s base salary currently is $234,500, which was temporarily reduced throughout 2014 to $199,198 in connection with our cost reduction program.  On January 1, 2012, we entered into a Change of Control Severance, Confidentiality and Non-Solicitation Agreement with Mr. Shumway, which includes the same definition of change of control as the agreements for Messrs. Hansen, Chaput, Pennington and Roswell.  Generally, if a change of control occurs on or before the date upon which the Company achieves Commercial Production (as such term is defined in the Amended and Restated Limited Liability Agreement of Eureka Moly, LLC dated February 26, 2008) and as a result of the closing of the change of control, or during the one-year period immediately following the closing of the change of control, the Company (or its successor) terminates the employment of Mr. Shumway without cause (a double-trigger arrangement) or Mr. Shumway terminates employment for good reason, which includes a material diminution of his duties or compensation; geographic relocation; direction to Mr. Shumway that would violate local, state, or federal law; or, failure of the Company to pay base compensation in a timely manner, Mr. Shumway will be entitled to a lump sum severance payment.  The severance payment is subject to execution of a binding termination release agreement and confidentiality and non-solicitation covenants.  The amount of the severance payment will be equal to two times Mr. Shumway’s annual base salary (determined by applying his base salary immediately preceding the implementation of the salary reduction) plus 100% of his target annual incentive award for one year and vesting of all outstanding stock-based equity awards, if not otherwise accelerated under the provision of a change of control in the Company’s Equity Incentive Plan.

On September 7, 2013 we entered into a Stay Incentive Agreement with Mr. Shumway.  With the Agreement, Mr. Shumway and the Company agreed to provide a Stay Incentive Award of $117,175 and Restricted Stock Unit (“RSU”) Award of 69,747 RSUs if Mr. Shumway remains continuously employed through the End Date, as defined therein.  The Stay Agreement will end on the earliest to occur of a financing plan for the Mt. Hope Project approved by the Board of Directors, a Change of Control (as defined in Mr. Shumway’s Change of Control, Severance, Confidentiality and Non-Solicitation Agreement; involuntary termination (absent cause); or January 15, 2015.  These awards vested and were paid to Mr. Shumway on January 15, 2015.  Effective January 14, 2015, we agreed to grant Mr. Shumway 167,413 RSUs, subject to his execution of a new Stay Incentive Agreement covering the period from January 16, 2015 through January 15, 2016.

Change of Control — Employment Agreements

Generally, for purposes of the executive employment and change of control severance agreements, a change of control occurs if:

•      Any single holder (or group acting in concert) acquires ownership of 50% or more of the outstanding common stock or combined voting power of the Company (under the present capitalization, outstanding stock and voting power are the same).  The following acquisitions are excluded:  (a) acquisition of shares from the Company; and (b) acquisition of shares by the Company or by any employee benefit plan sponsored by the Company; or

•      There is a business combination (a merger, reorganization, etc.) involving the Company and another company unless substantially all of the holders who owned shares of the Company before the combination own more than half of the shares of the company resulting from the combination in substantially the proportion that they owned our shares and no one (including a group acting in concert) owns more than one-half of the resulting company.  In other words, generally, if we merged with another company and our stockholders owned more than one-half of the resulting company there would not be a change of control.  If they owned less than 50%, a change of control would have occurred; or

•                  The current (incumbent) members of the Company’s Board no longer constitute at least a majority of the Board; provided, however, that an individual that becomes a director whose election or nomination was approved by at least a majority of the directors serving on the incumbent Board is considered as though such individual was a member of the incumbent Board unless the individual assumed the office as a result of an actual or threatened election contest or solicitation of proxies or consents on the person’s behalf; or

•                  All or substantially all of our operating assets are sold to an unrelated party; or

•                  Our stockholders approve a liquidation or dissolution of the Company.

2006 Equity Incentive Plan

In general, under the terms of the 2006 Equity Incentive Plan, in the event of a change in control (as defined in each of the plans), outstanding awards will either be assumed or substituted by the surviving corporation or automatically become fully vested and exercisable for a limited period of time.

Severance and Change in Control Payments

The following is a summary of potential payments payable to our named executive officers upon termination of employment or a change in control of the Company under each circumstance assuming the event occurred on December 31, 2014.  Actual payments would be paid in a lump sum and may be more or less than the amounts described below.  In addition, the Company may enter into new arrangements or modify these arrangements, from time to time, as was done in September 2014.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL ON DECEMBER 31, 2014

The following are estimated payments that would be provided to each of our named executive officers in the event of termination of the named executive officer’s employment assuming a termination date of December 31, 2014.

Name	Base Salary	Incentive Award	Value of Accelerated Vesting of Equity Awards (1)
Bruce D. Hansen (2)
Termination without cause or for good reason as a result of a change of control	$1,650,000	$1,825,000	$241,738
Termination without cause unrelated to change of control	$1,100,000	412,500	139,956
Termination for good reason unrelated to change of control	$550,000	—	—
David A. Chaput (3)
Termination without cause or for good reason as a result of a change of control	$938,100	$712,700	$115,419
Termination without cause unrelated to change of control	$625,400	156,350	53,047
Termination for good reason unrelated to change of control	$312,700	—	—
Robert I. Pennington (4)
Termination without cause or for good reason as a result of a change of control	$891,000	$297,000	$195,406
Termination without cause unrelated to change of control	$594,000	148,500	50,384
Termination for good reason unrelated to change of control	$297,000	—	—
R. Scott Roswell (4)
Termination without cause or for good reason as a result of a change of control	$501,400	$250,700	$86,285
Termination without cause unrelated to change of control	$—	125,350	42,529
Lee M. Shumway (4)
Termination without cause or for good reason as a result of a change of control	$468,700	$234,350	$83,512
Termination without cause unrelated to change of control	$—	117,175	39,756

(1)         Amounts are based upon our closing stock price of $0.57 per share on December 31, 2014.  Amount includes the value of accelerated vesting of stock awards; accelerated vesting of SARs and accelerated vesting of stock options, to the extent the option exercise price exceeded the closing stock price of our common stock on December 31, 2014.  The amounts do not include potential exercise of vested stock options.  See the “Outstanding Equity Awards at December 31, 2014” table for information regarding vested stock options.

(2)         Includes a change of control payment equal to three times his base salary, 100% of his annual target incentive payment, and payment of his $1,000,000 major financing award to the extent not already paid.  In the event of his termination without cause he is entitled to a payment equal to two times his base salary.  In the event of his termination for good reason he is entitled to a payment equal to one times his base salary.

(3)         Includes a change of control payment equal to three times his base salary, 100% of his annual target incentive payment, and payment of his $400,000 major financing award to the extent not already paid.  In the event of his termination without cause he is entitled to a payment equal to two times his base salary.  In the event of his termination for good reason he is entitled to a payment equal to one times his base salary.

(4)        In the event of his termination without cause as a result of a change of control, or one year following the closing of the change of control, or election of termination for “good reason” he is entitled to two years of his base salary, 100% of his annual target incentive payment, and vesting of all of his outstanding stock awards.

DIRECTOR COMPENSATION

The following table lists compensation information for fiscal 2014 for our directors and our secretary who were not employees.  Mr. Hansen, who is also our Chief Executive Officer, does not receive any separate compensation for his service as a director.  Mr. Hansen’s compensation is fully reflected in the Summary Compensation Table and, as appropriate, in the other tables above.

On the recommendation of the Compensation Committee, at its June 16, 2011 meeting the Board approved guidelines for share ownership for directors.  The current guideline amount is equal to a multiplier of four times each director’s individual retainer from the Company.  The Board also set a target of five years for each director to reach his/her ownership guideline level.  As of December 31, 2014, all non-employee Directors had reached their target ownership.  Effective September 7, 2013, we implemented a cost reduction and personnel retention program, which was maintained throughout 2014 and which included reductions in base cash compensation for members of the Board of Directors, as well as our executive officers and senior management employees.

Columns required by SEC rules are omitted where there is no amount to report.

Name	Fees Earned or Paid in Cash ($)	Stock Awards(1) ($)	Total ($)
Ricardo M. Campoy	47,250	21,300	68,550
Patrick M. James	76,500	21,300	97,800
Mark A. Lettes	51,000	21,300	72,300
Gary A. Loving	42,750	21,300	64,050
Gregory P. Raih	39,750	21,300	61,050
Nelson F. Chen	35,250	21,300	56,550
Michael K. Branstetter (2)	15,000	7,100	22,100

(1)                                 These amounts do not represent the actual amounts paid to or realized by these individuals.  These amounts represent the aggregate grant date fair value for grants during the fiscal year, computed in accordance with applicable accounting rules (FASB ASC Topic 718), excluding the amount of estimated forfeitures.  For information regarding the assumptions used to calculate the grant date fair value, see Note 9 to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2014.  As of December 31, 2014, the aggregate number of shares of our common stock underlying outstanding option awards and the number of shares of restricted stock for each non-employee director and our secretary was zero.

(2)                                 Michael K. Branstetter serves as our secretary.

Director and Secretary Compensation Program

The following table describes the payments to be made by us under our director and secretary compensation program

Director
Annual Retainer	$40,000 total paid quarterly in arrears
Board Meeting Fee	$1,000 paid quarterly in arrears
Audit Committee Chair	$10,000 total paid quarterly in arrears
Other Committee Chairs	$5,000 total paid quarterly in arrears
Board Chair Annual Retainer	$80,000 total paid quarterly in arrears (1)
Committee Meeting Fee	$1,000 paid quarterly in arrears
Sign-on Equity	20,000 shares(2)
Annual Equity	15,000 shares(3)*
Resignation Equity	5,000 shares(4)

Secretary
Annual Retainer	$20,000 total paid quarterly in arrears
Annual Equity	5,000 shares(3)*

*  In December 2014, on the recommendation of the Compensation Committee, the Board approved an increase the Directors’ annual equity grant to 25,000 shares and the Secretary’s grant to 10,000 shares annually, commencing with the 2015 annual equity grant.

During 2014, all cash compensation for Directors was reduced by 25% from the amounts listed above as part of our cash conservation program.

(1)                                 Board Chair annual retainer is paid to the Board Chair in lieu of the annual retainer paid to other directors and is cash only.

(2)                                 Represents the number of full-value, fully vested shares of common stock granted upon election to the Board.

(3)                                 Represents the number of full-value, fully vested shares of common stock granted annually on the first business day after January 1.  New directors receive a pro-rated grant, based upon the time of joining the Board (in addition to the Sign-on Equity award).

(4)                                 Represents the number of full-value, fully vested shares granted upon approval by the Compensation Committee if a director is asked to resign.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the “Compensation Discussion and Analysis” section of this report with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the “Compensation Discussion and Analysis” section be included in this Amendment No. 1 to Annual Report on Form 10-K.

COMPENSATION COMMITTEE

Ricardo M. Campoy, Chair
Patrick M. James
Mark A. Lettes
Gary A. Loving

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

We do not have any interlocking relationships between any member of our Compensation Committee and any of our executive officers that would require disclosure under the applicable rules promulgated under the U.S. federal securities laws.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

BENEFICIAL OWNERSHIP

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent of Class (2)

Stockholders Holding 5% or More:
Hanlong (USA) Mining Investment, Inc. Hanlong Resources Ltd Sichuan Hanlong Group Co., Ltd Geng Liu YiFan Liu XiaoPing Liu Xue Yang Nelson F. Chen(3)	11,843,341	12.7%
CCM Master Qualified Fund, Ltd. CCM Special Holdings Fund, LP Coghill Capital Management, LLC Clint D. Coghill (4)	4,844,141	5.2%
APERAM AMO Holding 7 S.A. (5)	8,256,699	8.8%
F. Steven Mooney (6)	5,000,000	5.1%

Executive Officers:
Bruce D. Hansen (7)	3,029,495	3.2%
David A. Chaput (8)	292,026	*	%
Robert I. Pennington (9)	783,854	*	%
R. Scott Roswell (10)	262,054	*	%
Lee M. Shumway (11)	308,027	*	%

Directors (not including Chief Executive Officer):
Ricardo M. Campoy	152,506	*	%
Patrick M. James (12)**	156,250	*	%
Mark A. Lettes	97,700	*	%
Gary A. Loving (13)	348,648	*	%
Gregory P. Raih (14)	145,000	*	%
Nelson F. Chen (3) (15)	12,033,341	12.9%

Directors and executive officers as a group (11 persons) (16)	17,608,901	18.4%

* Less than 1%.

** On leave of absence as previously disclosed.

(1)                 The address for each of our directors and officers, other than Mr. Chen, is c/o General Moly, Inc., 1726 Cole Blvd., Suite 115, Lakewood, Colorado 80401.  The address for Mr. Chen is Suite 6303-04, 63/F., Central Plaza, 18 Harbour Road, Wanchai, Hong Kong.

(2)                    Based on 93,493,979 shares of our common stock outstanding as of April 15, 2015.  In accordance with SEC rules, percent of class as of April 15, 2015, is calculated for each person and group by dividing the number of shares beneficially owned by such person or group by the sum of the total number of our stock outstanding, plus the number of shares exercisable by that person or group within 60 days of April 15, 2015.

(3)                     Based on a Schedule 13D/A jointly filed with the SEC on March 10, 2014, by Hanlong (USA) Mining Investments, Inc. (“Hanlong USA”) and Nelson F. Chen and a Form 4/A filed on February 12, 2013.  Hanlong USA and Mr. Chen share the power to vote, direct the vote, dispose and direct the disposition of all shares shown as beneficially owned by Hanlong USA.

All of the voting and investment power with respect to shares held in the name of Hanlong USA have been delegated to Mr. Chen.  The address for both Hanlong USA and Mr. Chen is Suite 6303-04, 63/F., Central Plaza, 18 Harbour Road, Wanchai, Hong Kong.  The shares that are directly owned by Hanlong USA are also indirectly beneficially owned by each of Hanlong Resources, Sichuan Hanlong, Geng Liu, YiFan Liu, XiaoPing Liu, and Xue Yang.  The Form 4/A does not indicate whether any of such persons exercises any power to vote, direct the vote, dispose or direct the disposition of the shares shown as indirectly beneficially owned by them.  The addresses for each such person (other than Hanlong USA which is above) are: (a) in the case of Hanlong Resources and Nelson Chen, Suite 6303-04, 63/F, Central Plaza, 18 Harbour Road, Wanchai, Hong Kong; and (b) in the case of Sichuan Hanlong, Geng Liu, YiFan Liu Xiaoping Liu, and Xue Yang, 20F, Hongda Building, No. 2 East Jin Li Road, Chengdu, Sichuan 610041, China.

(4)                     Based on a Schedule 13D jointly filed with the SEC on December 23, 2014, by Coghill Capital Management, LLC (“Coghill Capital”) and Clint D. Coghill: (a) Coghill Capital may be deemed to beneficially own 4,844,141 of such shares and has shared voting and dispositive power for all such shares; and (b) Mr. Coghill, the President and majority owner of Coghill Capital, may be deemed to beneficially own 4,844,141 of such shares and has shared voting and dispositive power for all such shares.  Each of Coghill Capital and Mr. Coghill disclaim beneficial ownership of the securities except to the extent of their pecuniary interest therein.  Beneficial ownership information excludes 500,000 shares of common stock that each of Coghill Master Qualified Fund and Coghill Special Holdings Fund, additional affiliates of Mr. Coghill, have the right to acquire upon the exercise of outstanding non-voting warrants which are not exercisable within 60 days of April 15, 2015. The address for each of Coghill Capital, Coghill Master Qualified Fund, Coghill Special Holdings Fund and Mr. Coghill is 233 South Wacker Drive, Suite 8400, Chicago, Illinois 60606.

(5)                    Based on a Schedule 13G filed with the SEC on January 28, 2011, by APERAM and AMO Holding 7 S.A. and a Form 3 filed with the SEC on January 28, 2011, by APERAM.  According to such Form 3, on January 25, 2011, the Board of Directors of ArcelorMittal S.A. (“ArcelorMittal”) and APERAM each approved the transfer of the assets comprising ArcelorMittal’s stainless and specialty steels business from its carbon steel and mining business to APERAM, a separate entity incorporated in the Grand Duchy of Luxembourg.  Following such transfer, AMO Holding 7 S.A. became a wholly owned subsidiary of APERAM.  APERAM and AMO Holding 7 S.A. share voting and disposition power for all shares shown as beneficially owned by them.  The addresses for APERAM and AMO Holding 7 S.A., respectively, are 12C, rue Guillaume Kroll L-1882 Luxembourg, Grand Duchy of Luxembourg and 19, Avenue de la Liberté, L-2930 Luxembourg, Grand Duchy of Luxembourg.

(6)                     Includes 5,000,000 shares that would be received upon conversion of a Senior Convertible Note which is currently convertible.

(7)                     Includes 1,500,000 shares that would be received upon conversion of a Senior Convertible Note which is currently convertible.

(8)                     Includes 55,500 shares held in Mr. Chaput’s individual retirement account and 60,000 shares that would be received upon conversion of a Senior Convertible Note which is currently convertible.

(9)                     Includes 145,000 shares of unvested performance-based restricted stock that was granted and previously reported on Form 4 but not yet issued, 158,000 shares held by Robert Pennington Dolores R. Pennington P/ADM Mineral Development LLC Dated 10/15/2007, of which Mr. Pennington is the sole member, and 150,000 shares that would be received upon conversion of a Senior Convertible Note which is currently convertible.  See the “Outstanding Equity Awards at December 31, 2014” table for additional information.

(10)              Includes 13,260 shares held in Mr. Roswell’s individual retirement account and 60,000 shares that would be received upon conversion of a Senior Convertible Note which is currently convertible.

(11)              Includes 100,000 shares that would be received upon conversion of a Senior Convertible Note which is currently convertible.

(12)              106,250 shares are held in the name of a trust for which Mr. James and his wife are trustees.  Also includes 50,000 shares that would be received upon conversion of a Senior Convertible Note which is currently convertible.

(13)              Includes 200,000 shares that would be received upon conversion of a Senior Convertible Note which is currently convertible.

(14)             Includes 35,000 shares held in Mr. Raih’s individual retirement account.

(15)              Includes 100,000 shares that would be received upon conversion of a Senior Convertible Note which is currently convertible.

(16)              Includes 145,000 shares of restricted stock and 2,200,000 shares that would be received upon conversion of Senior Convertible Notes which are currently convertible.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2014 with respect to the shares of our common stock that may be issued under our equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights (a)	Weighted Average Exercise Price of Outstanding Options and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(c)
Equity compensation plans approved by security holders	3,917,584	$3.06	1,964,204	(1)
Total	3,917,584	$3.06	1,964,204

(1)         The aggregate number of shares of common stock that may be issued pursuant to awards granted under the 2006 Equity Incentive Plan cannot exceed 9,600,000, including the unissued shares available under the 2003 Plan.  Awards under the 2006 Plan may include incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units and stock appreciation rights.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

It is our policy to enter into or ratify related party transactions only when the Board, acting through the Audit Committee, determines that the related party transaction in question is in, or is not inconsistent with, the best interests of the Company and our stockholders.

Our Audit Committee reviews any transaction involving the Company and a related party (1) prior to the entry by the Company into such transaction, (2) at least once a year after the Company’s entry into the transaction, and (3) upon any significant change in the transaction or relationship.  If advance approval of a related party transaction is not feasible, then, pursuant to our recently amended related party transaction policy, the related party transaction is considered at the Audit Committee’s next regularly scheduled meeting, and if the Audit Committee determines it to be appropriate, is ratified.  For these purposes, a “related party transaction” includes any transaction required to be disclosed pursuant to Item 404 of Regulation S-K.  In its review of any related party transactions, the Audit Committee will consider all of the relevant facts and circumstances available to the Audit Committee, including (if applicable):  the benefits to the Company; the impact on a director’s independence in the event the related person is a director, an immediate family member of a director or an entity in which a director is a partner, stockholder or executive officer; the availability of other sources for comparable products or services; the terms of the transaction; and the terms available to unrelated third parties or to employees generally.

Certain types of transactions are pre-approved in accordance with the terms of our recently amended related party transaction policy.  These include, among other things, transactions in which rates or charges are determined by competitive bids or are fixed by law and certain charitable contributions by the Company.

Hanlong and Nelson F. Chen

On December 20, 2010, we entered into a Stockholder Agreement (the “Stockholder Agreement”) with Hanlong in connection with a Tranche 1 closing under a Securities Purchase Agreement dated March 4, 2010 (the “Purchase Agreement”) between us and Hanlong.

As discussed earlier, while the Purchase Agreement with Hanlong was terminated in August 2013, certain provisions of the Purchase Agreement and Stockholder Agreement remain in effect, and, as a result of the Tranche 1 closing, Hanlong remains entitled to nominate one director to our Board so long as it maintains at least a 10% fully diluted interest in the Company.  Pursuant to the terms of the Stockholder Agreement, Hanlong designated Mr. Chen as its nominee for appointment to the Board, and at the 2013 Annual Meeting of the Stockholders, the Board nominated and the stockholders elected Mr. Chen to the Board as a Class III member.

A break fee of $10.0 million became payable by Hanlong to the Company as the Purchase Agreement was terminated because Hanlong failed to arrange a term loan by the deadline provided in the agreement.  The Company and Hanlong agreed to offset the break fee against the repayment of amounts owed by the Company to Hanlong under a bridge loan.

Private Placement of Units

In December 2014, the Company sold and issued $8.5 million in units consisting of Convertible Senior Promissory Notes (the “Notes”) and warrants to accredited investors, including several directors and each of the named executive officers of the Company, pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 thereunder.  The terms of the private placement were negotiated by independent members of the Company’s board of directors, none of whom participated in the transaction.  Bruce D. Hansen, the Chief Executive Officer and a director of the Company, purchased 15,000 units for an aggregate purchase price of $1,500,000.  Robert I. Pennington, the Chief Operating Officer of the Company, purchased 1,500 units for an aggregate purchase price of $150,000.  Gary A. Loving, a director of the Company, purchased 2,000 units for an aggregate purchase price of $200,000.

The Notes bear interest at a rate of 10.0% per annum, payable in cash quarterly in arrears on each March 31, June 30, September 30, and December 31 beginning March 31, 2015. The Notes are convertible at any time in an amount equal to 80% of the greater of (i) the average volume weighted average price (“VWAP”) for the 30 Business Day period ending on the Business Day prior to the date of the conversion, or (ii) the average VWAP for the 30 Business Day period ending on the original issuance date of this note.  Each Note will convert into a maximum of 100 shares per note, resulting in the issuance of up to 8,535,000 shares, or 9.3% of shares outstanding. General Moly’s executive management team and board of directors who participated in the offering will be restricted from converting at a price less than $0.32, the most recent closing price at the time that the Notes were issued. The Notes are mandatorily redeemable at par plus the present value of remaining coupons upon (i) the availability of cash from a financing for Mt. Hope and (ii) any other debt financing by the Company. In addition, 50% of any proceeds from the sale of assets cumulatively exceeding $250,000 will be used to prepay the Notes at par plus the present value of remaining coupons. The Company has the right to redeem the Notes at any time at par plus the present value of remaining coupons.  The warrants are exercisable between June 26, 2015 and December 26, 2019, for an aggregate of 8,535,000 shares of the Company’s common stock at $1.00 per share.

Board Independence

Our Board has determined that Ricardo M. Campoy, Patrick M. James, Mark A. Lettes, Gary A. Loving, and Gregory P. Raih are independent directors in accordance with the listing standards of the NYSE MKT.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed, including out of pocket expenses, for professional services rendered by our principal accountants for the audit of our annual consolidated financial statements and the internal control over financial reporting for the fiscal year ended December 31, 2014, as well as multiple regulatory filings was $649,300. The aggregate fees billed, including out of pocket expenses, for the audit of our annual consolidated financial statements and the internal control over financial reporting for the fiscal year ended December 31, 2013, including a regulatory filing, was $447,172.

Audit-Related Fees

There were no fees billed in the last two fiscal years for audit-related fees.

Tax Fees

The aggregate fees billed by our principal accountants for preparation of tax returns and tax consultations for the fiscal year ended December 31, 2014, is expected to be $100,000. The aggregate fees billed by our principal accountants for preparation of tax returns and tax consultations for the fiscal year ended December 31, 2013, was $107,982.

All Other Fees

For both the fiscal year ended December 31, 2014 and 2013, we obtained accounting research software licenses for $1,872 each year.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditors

Our Audit Committee is responsible for appointing, setting compensation for and overseeing the work of our independent auditors.  The Audit Committee has established a policy regarding pre-approval of all audit and non-audit services provided by the independent auditors.  All services and fees paid to PricewaterhouseCoopers LLP, including tax fees, for the fiscal year ended December 31, 2014 were pre-approved by the Audit Committee.  On an ongoing basis, management communicates specific projects and categories of services for which advance approval of the Audit Committee is requested.  The Audit Committee reviews these requests and advises management if the Audit Committee approves the engagement of the independent auditors for specific projects.  On a periodic basis, management reports to the Audit Committee regarding the actual spending for such projects and services compared to the approved amounts. The Audit Committee may also delegate the ability to pre-approve audit and permitted non-audit services to a subcommittee consisting of one or more Audit Committee members, provided that any such pre-approvals are reported on at a subsequent Audit Committee meeting.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1)                                 Financial Statements

Financial statements are omitted because they are not required or are not applicable.

(2)                                 Financial Statement Schedules

Financial statement schedules are omitted because they are not required or are not applicable.

(3)                                 Exhibits

Exhibit Number	Description

31.1	Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a) (Filed herewith)

31.2	Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a) (Filed herewith)

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Lakewood, Colorado on April 23, 2015.

GENERAL MOLY, INC.

By:	/s/ Bruce D. Hansen
Name:	Bruce D. Hansen
Title:	Chief Executive Officer
(Principal Executive Officer)