Form 10-Q
period 2015-03-31
General Moly, Inc
filed 2015-05-04
CIK 1275229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of shares outstanding of issuer’s common stock as of April 30, 2015, was 95,368,979.

PART I - FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

GENERAL MOLY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	March 31, 2015 (Unaudited)	December 31, 2014
ASSETS:
CURRENT ASSETS
Cash and cash equivalents	$16,332	$13,269
Deposits, prepaid expenses and other current assets	728	698
Total Current Assets	17,060	13,967
Mining properties, land and water rights	218,030	216,595
Deposits on project property, plant and equipment	85,452	74,151
Restricted cash held at EMLLC	18,160	36,000
Restricted cash held for electricity transmission	12,021	12,021
Restricted cash held for reclamation bonds	5,109	5,358
Non-mining property and equipment, net	482	519
Debt Issuance Costs	374	441
Other assets	2,994	2,994
TOTAL ASSETS	$359,682	$362,046
LIABILITIES, CRNCI, AND EQUITY:
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$6,077	$4,633
Accrued advance royalties	500	500
Current portion of long term debt	271	290
Total Current Liabilities	6,848	5,423
Provision for post closure reclamation and remediation costs	1,241	1,276
Accrued advance royalties	5,200	5,200
Accrued payments to Agricultural Sustainability Trust	4,000	4,000
Long term debt, net of current portion	481	249
Convertible Senior Notes	7,677	7,763
Return of Contributions Payable to POS-Minerals	34,322	—
Other accrued liabilities	1,125	1,125
Total Liabilities	60,894	25,036

COMMITMENTS AND CONTINGENCIES

CONTINGENTLY REDEEMABLE NONCONTROLLING INTEREST (“CRNCI”)	175,301	210,317

EQUITY
Common stock, $0.001 par value; 200,000,000 shares authorized, 93,493,979 and 92,200,657 shares issued and outstanding, respectively	93	92
Additional paid-in capital	277,285	276,718
Accumulated deficit	(153,891)	(150,117)
Total Equity	123,487	126,693
TOTAL LIABILITIES, CRNCI, AND EQUITY	$359,682	$362,046

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOLY, INC. (“GMI”)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited — In thousands, except per share amounts)

	March 31, 2015	March 31, 2014
REVENUES	$—	$—

OPERATING EXPENSES:
Exploration and evaluation	117	134
General and administrative expense	2,986	2,225
TOTAL OPERATING EXPENSES	3,103	2,359

LOSS FROM OPERATIONS	(3,103)	(2,359)

OTHER INCOME/(EXPENSE):
Interest and dividend income	—	—
Loss on Extinguishment of Convertible Senior Notes	(120)	—
Interest expense	(561)	—
TOTAL OTHER (EXPENSE)/INCOME, NET	(681)	—

LOSS BEFORE INCOME TAXES	(3,784)	(2,359)

Income Taxes	—	—

CONSOLIDATED NET LOSS	$(3,784)	$(2,359)
Less: Net loss attributable to CRNCI	10	—
NET LOSS ATTRIBUTABLE TO GMI	$(3,774)	$(2,359)
Basic and diluted net loss attributable to GMI per share of common stock	$(0.04)	$(0.03)
Weighted average number of shares outstanding— basic and diluted	93,052	91,863

COMPREHENSIVE LOSS	$(3,774)	$(2,359)

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOLY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited — In thousands)

	Three Months Ended
	March 31,	March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated Net Loss	$(3,784)	$(2,359)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	60	73
Non-cash Interest expense	351	—
Stock-based compensation for employees and directors	338	574
Increase in deposits, prepaid expenses and other	(30)	(16)
(Decrease) increase in accounts payable and accrued liabilities	(959)	274
Extinguishment of Convertible Senior Notes	120	—
Decrease in post closure reclamation and remediation costs	(54)	(131)
Net cash used by operating activities	(3,958)	(1,585)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase and development of mining properties, land and water rights	(1,369)	(2,890)
Deposits on property, plant and equipment	(8,898)	(192)
Decrease (Increase) in restricted cash held for reclamation bonds	249	(6)
Decrease in restricted cash — EMLLC	17,840	—
Net cash provided by (used in) investing activities	7,822	(3,088)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash contributions from/returned to POS-Minerals	(684)	23
Repayment of Long-Term Debt	(54)	(65)
Proceeds from issuance of stock, net of issuance costs	(63)	(4)
Net cash used in (provided by) financing activities	(801)	(46)
Net increase (decrease) in cash and cash equivalents	3,063	(4,719)
Cash and cash equivalents, beginning of period	13,269	21,685
Cash and cash equivalents, end of period	$16,332	$16,966
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Equity compensation capitalized as development	$70	$333
Change in accrued portion of deposits on property, plant and equipment	2,403	(190)
Conversion of Convertible Senior Notes	(370)	—
Non-Convertible Senior Notes Issued	267	—
Return of Contributions	36,000	—
Decrease in Return of Contributions	(1,678)

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

The Mt. Hope Project

From October 2005 to January 2008, we owned the rights to 100% of the Mt. Hope Project.  Effective as of January 1, 2008, we contributed all of our interest in the assets related to the Mt. Hope Project, including our lease of the Mt. Hope Project, into Eureka Moly, LLC (“the LLC”), and in February 2008 entered into an agreement (“LLC Agreement”) for the development and operation of the Mt. Hope Project with POS-Minerals Corporation (“POS-Minerals”).  Under the LLC Agreement, POS-Minerals owns a 20% interest in the LLC and General Moly, through Nevada Moly, LLC (“Nevada Moly”), a wholly-owned subsidiary, owns an 80% interest.  In this report, POS-Minerals and Nevada Moly are also referred to as the “members”.  The ownership interests and/or required capital contributions under the LLC Agreement can change as discussed below.

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

In addition, under the terms of the LLC Agreement, since commercial production at the Mt. Hope Project was not achieved by December 31, 2011, the LLC will be required to return to POS-Minerals $36.0 million of its capital contributions (“Return of Contributions”), with no corresponding reduction in POS-Minerals’ ownership percentage.  Effective January 1, 2015, as part of a comprehensive agreement concerning the release of the reserve account described below, Nevada Moly and POS-Minerals agreed that the $36.0 million will be due to POS-Minerals on December 31, 2020; provided that, at any time on or before November 30, 2020, Nevada Moly and POS-Minerals may agree in writing to extend the due date to December 31, 2021; and if the due date has been so extended, at any time on or before November 30, 2021, Nevada Moly and POS-Minerals may agree in writing to extend the due date to December 31, 2022.  If the repayment date is extended, the unpaid amount will bear interest at a rate per annum of LIBOR plus 5%, which interest shall compound quarterly, commencing on December 31, 2020 through the date of payment in full.  Payments of accrued but unpaid interest, if any, shall be made on the repayment date.  Nevada Moly may elect, on behalf of the Company to cause the Company to prepay, in whole or in part, the $36.0 million at any time, without premium or penalty, along with accrued and unpaid interest, if any.

The $36.0 million due to POS-Minerals will be reduced, dollar for dollar, by the amount of capital contributions for equipment payments required from POS-Minerals under approved budgets of the LLC, as discussed further below.  As of March 31, 2015, this amount has been reduced by $1.7 million, 20% of an $8.4 million dollar principal payment made on milling equipment in March 2015.  If Nevada Moly does not fund its additional capital contribution in order for the LLC to make the required Return of Contributions to POS-Minerals set forth above, POS-Minerals has an election to either make a secured loan to the LLC to fund the Return of Contributions, or receive an additional interest in the LLC estimated to be 5%.  In the latter case, Nevada Moly’s interest in the LLC is subject to dilution by a percentage equal to the ratio of 1.5 times the amount of the unpaid Return of Contributions over the aggregate amount of deemed capital contributions (as determined under the LLC Agreement) of both parties to the LLC (“Dilution Formula”).  At March 31, 2015, the aggregate amount of deemed capital contributions of both parties was $1,084.7 million.

Furthermore, the LLC Agreement permits POS-Minerals to put its interest in the LLC to Nevada Moly after a change of control of Nevada Moly or the Company, as defined in the LLC Agreement, followed by a failure by us or our successor company to use standard mining industry practice in connection with the development and operation of the Mt. Hope Project as contemplated by the parties for a period of 12 consecutive months.  If POS-Minerals puts its interest, Nevada Moly or its transferee or surviving entity would be required to purchase the interest for 120% of POS-Minerals’ total contributions to the LLC, which, if not paid timely, would be subject to 10% interest per annum.

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

Effective January 1, 2015, Nevada Moly and POS-Minerals signed an amendment to the LLC agreement under which $36.0 million held by the LLC in a reserve account established in December 2012 will be released over the next few years for the benefit of the Mt. Hope Project.  In January 2015, the reserve account funded a reimbursement of contributions made by the members during the fourth quarter of 2014, inclusive of $0.7 million to POS-Minerals and $2.7 million to Nevada Moly.  The funds are now being used to pay ongoing expenses of the LLC until the Company obtains full financing for its portion of the Mt. Hope Project construction cost, or until the reserve account is exhausted.  Any remaining funds after financing is obtained will be returned to the Company.

Termination of Agreements with Hanlong (USA) Mining Investment Inc.

In March 2010, we signed a series of agreements with Hanlong (USA) Mining Investment, Inc. (“Hanlong”), an affiliate of Sichuan Hanlong Group, a privately held Chinese company.  The agreements formed the basis of an anticipated $745 million transaction that was intended to provide the Company with adequate capital to contribute its 80% share of costs to develop the Mt. Hope Project.  The agreements resulted in the sale to Hanlong of 11.8 million shares of our common stock for a purchase price of $40 million, with additional potential equity issuances conditioned on Hanlong procuring a project financing Term Loan from a Chinese bank. The agreements also provided for Hanlong representation on our Board, limitations on how Hanlong would vote its shares of the Company and on their ability to purchase or dispose of our securities, and included a $10.0 million Bridge Loan to the Company to preserve liquidity until availability of the Term Loan.  Their shares were registered effective January 29, 2014, allowing Hanlong to sell their shares to a third party.

Most of the provisions of the agreements with Hanlong were terminated in 2013 because no project financing occurred. However, Hanlong remains the owner of approximately 13% of our outstanding common stock and their representative continues as a member of our Board as of March 31, 2015.

NOTE 2 — LIQUIDITY

The cash needs for the development of the Mt. Hope Project are significant and require that we and/or the LLC arrange for financing to be combined with funds anticipated to be received from POS-Minerals in order to retain its 20% membership interest.  If we are unsuccessful in obtaining financing, we will not be able to proceed with the development of the Mt. Hope Project.

The Company continues its efforts to obtain full financing of the fully permitted, construction-ready Mt. Hope Project.  As discussed more fully in Note 13 — Subsequent Events, on April 17, 2015, the Company announced a significant Investment and Securities Purchase Agreement with AMER International Group (“AMER”).  With this new investment, which remains subject to shareholder approval and satisfaction of other conditions, the Company is creating a strategic partnership with AMER and AMER is making an equity investment in the Company to assist with the Company’s ability to secure full project financing for the Mt. Hope Project.  AMER has agreed to work with the Company to procure and support a senior secured term loan (“Bank Loan”) of approximately $700 million from a major Chinese bank or banks for development of the Mt. Hope Project, and to provide a guarantee for the Bank Loan.

Discussions on sponsorship requirements, and indicative loan terms associated with a $700 million debt and up to $60 million equity package are continuing to advance, with strong interest from a large Chinese bank in advancing the loan proceeds to the Mt. Hope Project.  There is no assurance that the Company will be successful in raising the financing required to complete the Mt. Hope Project, or in raising additional financing in the future on terms acceptable to the Company, or at all.  Further, the Company does not have an estimated timeframe for finalizing any financing agreements.

In order to preserve our cash liquidity, in the third quarter of 2013, we implemented a cost reduction and personnel retention program, which included reductions in base cash compensation for our executive officers, senior management employees and members of the Board of Directors.  We approved cash and equity incentives for the executive officers who remained with the Company through the earliest to occur of a financing plan for the Mt. Hope Project approved by the Board of Directors, a Change of Control (as defined in the employment or change of control agreements between the Company and each of our executive officers); involuntary termination (absent cause); or January 15, 2015 (the “Vesting Date”), and a personnel retention program providing cash and equity incentives for other employees who remained with the Company.  On the January 15, 2015 Vesting Date, we paid $1.1 million in cash stay incentives to our eligible employees and executive officers, excluding our CEO, Bruce D. Hansen.  Mr. Hansen agreed to defer his $0.4 million cash stay incentive in consideration for an equity grant.  The Company also issued 726,493 shares of common stock on the January 15th Vesting Date under this plan.

In December 2014, the Company sold and issued $8.5 million in units consisting of Convertible Senior Notes (the “Notes”) and warrants to accredited investors, including several directors and each of our named executive officers of the Company, pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 thereunder. The Notes are unsecured obligations and are senior to any of the Company’s future secured obligations to the extent of the value of the collateral securing such obligations.  The warrants are exercisable between June 26, 2015 and December 26, 2019, for an aggregate of 8,535,000 shares of the Company’s common stock at $1.00 per share.  The Company received net proceeds from the sale of the units of approximately $8.0 million, after deducting offering expenses of approximately $0.5 million. Net proceeds from the sale will be used to fund ongoing operations.

As previously mentioned, effective January 1, 2015, Nevada Moly and POS-Minerals amended their LLC agreement to allow for the use of the $36.0 million held by the LLC in a reserve account for use on the Mt. Hope Project.  The funds are now being used to pay ongoing expenses of the LLC until the Company obtains full financing for its portion of the Mt. Hope Project construction cost, or until the reserve account is exhausted.

We continue to work with our long-lead vendors to manage the timing of contractual payments for milling equipment.  In March 2015, the LLC remitted $8.9 million to the manufacturer of our crusher, SAG and ball mills, and in early April 2015, made a $2.4 million payment due to the manufacturer of the two 230kV primary transformers.  Both payments were funded with cash from the reserve account, described above.  The following table sets forth the LLC’s remaining cash commitments under these equipment contracts (collectively, “Purchase Contracts”) at March 31, 2015 (in millions):

Year	As of March 31, 2015 *
2015	2.4
2016	2.6
2017	0.8
Total	$5.8

* All amounts are commitments of the LLC, and as a result of the agreement between Nevada Moly and POS-Minerals are to be funded by the reserve account until such time that the Company obtains financing for its portion of construction costs at the Mt. Hope Project or until the reserve account balance is exhausted, and thereafter are to be funded 80% by Nevada Moly and 20% by POS-Minerals.  POS-Minerals remains obligated to make capital contributions for its 20% portion of equipment payments required by approved budgets of the LLC, and such amounts contributed by the reserve account on behalf of POS-Minerals will reduce, dollar for dollar, the amount of capital contributions that the LLC is required to return to POS-Minerals, as described in Note 1.

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

Through March 31, 2015, the LLC has made deposits and/or final payments of $85.5 million on equipment orders for which the LLC has additional contractual commitments of $5.8 million noted in the table above.  Of these deposits and/or final payments, $75.7 million relate to fully fabricated items, primarily milling equipment, while the remaining $9.8 million reflects both partially fabricated milling equipment, and non-refundable deposits on mining equipment.  The underlying value and recoverability of these deposits and our mining properties in our consolidated balance sheets are dependent on the LLC’s ability to fund development activities that would lead to profitable production and positive cash flow from operations, or proceeds from the disposition of these assets. There can be no assurance that the LLC will be successful in generating future profitable operations, disposing of these assets or the Company securing additional funding in the future on terms acceptable to us or at all.  Our consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded assets or liabilities.

Based on our commitments as of March 31, 2015, the LLC expects to make additional payments for reclamation bonding costs of $0.8 million and advance royalties of $0.5 million through the end of 2015.  With our cash conservation plan, our non-equipment related cash requirements have declined to approximately $1.3 million per month, a portion of which is payable out of the $36.0 million reserve account.  Accordingly, based on our current cash on hand and our ongoing cash conservation plan, the Company expects it will have adequate liquidity to fund our working capital needs through 2015.  Potential funding sources include public or private equity offerings, including the equity investment described in Note 13 below, arranging for use of restricted cash, or sale of non-core assets owned by the Company.  There is no assurance that the Company will be successful in securing additional funding.  This could result in further cost reductions, contract cancellations, and potential delays which ultimately may jeopardize the development of the Mt. Hope Project.

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The interim consolidated financial statement (“interim statements”) of the Company are unaudited.  In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim statements have been included.  All such adjustments are, in the opinion of management, of a normal recurring nature.  The results reported in these interim statements are not necessarily indicative of the results that may be presented for the entire year.  These interim statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission (“SEC”) on March 11, 2015.

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

Accounting Method

Our financial statements are prepared using the accrual basis of accounting in accordance with GAAP.  With the exception of the LLC, all of our subsidiaries are wholly owned.  In February 2008, we entered into the LLC Agreement, which established our ownership interest in the LLC at 80%.  The consolidated financial statements include all of our wholly owned subsidiaries and the LLC.  The POS-Minerals contributions attributable to their 20% interest are shown as Contingently Redeemable Noncontrolling Interest on the Consolidated Balance Sheet.  The net loss attributable to contingently redeemable noncontrolling interest is reflected separately on the Consolidated Statement of Operations and reduces the Contingently Redeemable Noncontrolling Interest on the Consolidated Balance Sheet.  Net losses of the LLC are attributable to the members of the LLC based on their respective ownership percentages in the LLC.  During 2015, the LLC had a $50,000 loss primarily associated with accretion expense related to reclamation liabilities and the amortization of the electricity transmission contract, of which $10,000 was attributed to the Contingently Redeemable Noncontrolling Interest.

Contingently Redeemable Noncontrolling Interest (“CRNCI”)

Under GAAP, certain noncontrolling interests in consolidated entities meet the definition of mandatorily redeemable financial instruments if the ability to redeem the interest is outside of the control of the consolidating entity.  As described in Note 1 — “Description of Business”, the LLC Agreement permits POS-Minerals the option to put its interest in the LLC to Nevada Moly upon a change of control, as defined in the LLC Agreement, followed by a failure by us or our successor company to use standard mining industry practice in connection with development and operation of the Mt. Hope Project as contemplated by the parties for a period of 12 consecutive months.  As such, the CRNCI has continued to be shown as a separate caption between liabilities and equity.  The carrying value of the CRNCI has historically included the $36.0 million Return of Contributions that will be returned to POS-Minerals in 2020, unless further extended by the members of the LLC as discussed above.  The expected Return of Contributions to POS-Minerals was carried at redemption value as we believed redemption of this amount was probable.  Effective January 1, 2015, Nevada Moly and POS-Minerals agreed that the $36.0 million Return of Contributions will be due to POS-Minerals on December 31, 2020, unless further extended by the members of the LLC as discussed above.  As a result, we have reclassified the $36.0 million payable to POS-Minerals from CRNCI to a non-current liability at redemption value.

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

We consider all restricted cash to be long-term.  As discussed above, in December 2012, the Company established a reserve account at the direction of the LLC management committee in the amount of $36.0 million.  Effective January 1, 2015, Nevada Moly and POS-Minerals agreed upon procedures for maintaining the Mt. Hope Project as described above.  Under the agreement, the $36.0 million held by the LLC, which funds were to remain restricted until availability of the Company’s portion of financing for the Mt. Hope Project is confirmed or until the LLC management committee agreed to release the funds, will be released for the benefit of the Mt. Hope Project.  The balance of the reserve account at March 31, 2015 was $18.2 million.

Basic and Diluted Net Loss Per Share

Net loss per share was computed by dividing the net loss attributable to the Company by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Outstanding awards as of March 31, 2015 and December 31, 2014, respectively, were as follows:

	March 31, 2015	December 31, 2014
Warrants	9,535,000	9,535,000
Stock Options	257,779	271,112
Unvested Stock Awards	2,359,776	1,723,328
Stock Appreciation Rights	1,803,146	1,923,144

These awards were not included in the computation of diluted loss per share for the three months ended March 31, 2015 and 2014, respectively, because to do so would have been anti-dilutive.  Therefore, basic loss per share is the same as diluted loss per share.

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

The Company has capitalized royalty payments made to Mt. Hope Mines, Inc. (“MHMI”) (discussed in Note 12 below) during the development stage.  The amounts will be applied to production royalties owed upon the commencement of production.

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

At March 31, 2015 and December 31, 2014, accumulated depreciation and amortization was $2.3 and $2.3 million, respectively, of which $2.0 and $2.0 million, respectively, was capitalized.

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

The Notes bear interest at a rate of 10.0% per annum, payable in cash quarterly in arrears on each March 31, June 30, September 30, and December 31 beginning March 31, 2015. The Notes are convertible at any time in an amount equal to 80% of the greater of (i) the average volume weighted average price (“VWAP”) for the 30 Business Day period ending on the Business Day prior to the date of the conversion, or (ii) the average VWAP for the 30 Business Day period ending on the original issuance date of this note.  Each Note will convert into a maximum of 100 shares per note, resulting in the issuance of up to 8,535,000 shares, or 9.3% of shares outstanding. General Moly’s named executive officers and board of directors who participated in the offering are restricted from converting at a price less than $0.32, the most recent closing price at the time that the Notes were issued. The Notes are mandatorily redeemable at par plus the present value of remaining coupons upon (i) the availability of cash from a financing for the Mt. Hope Project or (ii) any other debt financing by the Company. In addition, 50% of any proceeds from the sale of assets cumulatively exceeding $250,000 will be used to prepay the Notes at par plus the present value of remaining coupons. The Company has the right to redeem the Notes at any time at par plus the present value of remaining coupons. The Private Placement was negotiated by independent members of General Moly’s board of directors, none of whom participated in the transaction.

The Company evaluates its contracts for potential derivatives.  See Note 6 for a description of the Company’s accounting for embedded derivatives and the Notes.

The Company additionally has certain debt related to vehicle loans and a land mortgage.  These items are allocated between long-term and current based on payments contractually required to be made within the next twelve months.

Debt issuance costs are costs incurred in connection with the Company’s debt financings that have been capitalized and are being amortized over the stated maturity period or estimated life of the related debt, using the effective interest method.

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

Further information regarding stock-based compensation can be found in Note 9 — “Equity Incentives.”

Recently Issued Accounting Pronouncements

ASU 2015-03 — Interest — Imputation of Interest (Subtopic 835-30):  Simplifying the Presentation of Debt Issuance Costs

In April 2015, the FASB issued ASU 2015-03 requiring that, effective for periods beginning after December 15, 2015, debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  The recognition and measurement guidance for debt issuance costs are not affected by these amendments.   The Company is currently reviewing the guidance and determining the impact on its financial statements for implementation in a future period.

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

Summary. The following is a summary of mining properties, land and water rights at March 31, 2015 and December 31, 2014 (in thousands):

	At March 31, 2015	At December 31, 2014
Mt. Hope Project:
Development costs	$167,222	$165,785
Mineral, land and water rights	11,728	11,728
Advance Royalties	29,300	29,300
Total Mt. Hope Project	208,250	206,813
Total Liberty Project	9,699	9,701
Other Properties	81	81
Total	$218,030	$216,595

Development costs of $167.2 million include hydrology and drilling costs, expenditures to further the permitting process, capitalized salaries, project engineering costs, and other expenditures required to fully develop the Mt. Hope Project.  Deposits and/or final payments on project property, plant and equipment of $85.5 million represent ongoing progress payments on equipment orders for the custom-built grinding and milling equipment, related electric mill drives, and other processing equipment that require the longest lead times.

Restricted Cash held for Electricity Transmission

The LLC has paid $12.0 million into an escrow arrangement for electricity transmission services.  The amount represents security for a third party transmission contract that will provide power to the Mt. Hope Project, and is accounted for as restricted cash. As electricity transmission was not delivered to the Mt. Hope Project by December 1, 2014, the LLC is working with the provider to renegotiate or terminate the existing agreement in favor of arranging for transmission under the provider’s network services agreement.  To the extent that the transmission capacity agreement cannot be renegotiated, terminated or otherwise extended, the LLC will forfeit the $12.0 million over a five-year period according to a contractual monthly drawdown schedule.  The LLC has currently proposed to revise the agreement because of the delay in project development, but the matter is unsettled and the LLC has forfeited $0.1 million in transmission fees through March 31, 2015.

NOTE 5 — ASSET RETIREMENT OBLIGATIONS

Asset retirement obligations arise from the acquisition, development, construction and normal operation of mining property, plant and equipment due to government controls and regulations that require closure and reclamation of mining properties.  The exact nature of environmental issues and costs, if any, which the Company or the LLC may encounter in the future are subject to change, primarily because of the changing character of environmental requirements that may be enacted by governmental authorities.

The following table shows asset retirement obligations for future mine closure and reclamation costs in connection with the Mt. Hope Project and within the boundaries of the Plan of Operations (“PoO”):

At March 31, 2015
(in thousands)
At January 1, 2014	$1,112
Accretion Expense	80
Adjustments *	(115)
At December 31, 2014	$1,077
Accretion Expense	19
Adjustments *	(54)
At March 31, 2015	$1,042

*  Includes additions, annual changes to the escalation rate, the market-risk premium rate, or reclamation time periods.

The estimated future reclamation costs for the Mt. Hope Project have been discounted using a rate of 8%.  The total inflated and undiscounted estimated reclamation costs associated with current disturbance under the PoO at the Mt. Hope Project were $7.0 million at March 31, 2015.  Increases in ARO liabilities resulting from the passage of time are recognized as accretion expense.

The LLC is required by U.S. federal and state laws to provide financial assurance sufficient to allow a third party to implement approved closure and reclamation plans if the LLC is unable to do so.  The laws govern the determination of the scope and cost of the closure, and the amount and forms of financial assurance.  As of March 31, 2015, the LLC has provided the appropriate regulatory authorities with $73.4 million in reclamation financial guarantees through the posting of surety bonds for reclamation of the Mt. Hope Project as approved in the ROD.  As of March 31, 2015, we had $4.3 million in cash deposits associated with these bonds, which are specific to the PoO disturbance and accounted for as restricted cash and are unrelated to the inflated and undiscounted liability referenced above.  On April 23, 2015, the BLM issued a Finding of No Significant Impact (“FONSI”) related to certain amendments made to the PoO.  As the amended PoO includes additional disturbance, the Reclamation Cost Estimate increased $1.7 million to $75.1 million.  The LLC will be required to post the incremental bond increase prior to resuming construction at the Mt. Hope Project.

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

	Mt. Hope Project outside PoO boundary	Liberty
	(in thousands)
At January 1, 2014	81	125
Adjustments *	—	(7)
At December 31, 2014	$81	$118
Adjustments *	—	—
At March 31, 2015	$81	$118

*  Includes reduced / reclaimed disturbance, BLM rate changes, and transfer into the approved PoO

NOTE 6 — CONVERTIBLE SENIOR PROMISSORY NOTES

In December 2014, the Company sold and issued 85,350 Units of Convertible Senior Promissory Notes (the “Notes”) with warrants (the “Warrants”) to qualified buyers pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, of which 23,750 Units were sold and issued to related parties, including several directors and each of the named executive officers of the Company. The Notes are unsecured obligations and are senior to any of the Company’s future secured obligations to the extent of the value of the collateral securing such obligations.

The transaction value of $8.5 million was allocated between debt for the Notes and equity for the Warrants based on the relative fair value of the two instruments.   This resulted in recording $0.8 million in Additional Paid-In Capital for the relative fair value of the Warrants and $7.7 million as Convertible Senior Notes.  The Company received net proceeds from the sale of the Notes of approximately $8.0 million, after deducting offering expenses of approximately $0.5 million, which was allocated between debt and equity, As a result, the Company recognized $0.4 million as Debt Issuance Costs to be amortized over the expected redemption period, and $0.1 million recognized as a reduction to Additional Paid in Capital. Net proceeds from the sale will be used to fund ongoing operations.

The Notes bear interest at a rate of 10.0% per annum, payable in cash quarterly in arrears on each March 31, June 30, September 30, and December 31 beginning March 31, 2015.  The Notes mature on December 26, 2019 unless earlier redeemed, repurchased or converted. The Company may redeem the Notes for cash, either in whole or in part, at any time, in exchange for the sum of (i) a cash payment equal to the unpaid principal plus all accrued but unpaid interest through the date of redemption and (ii) the present value of the remaining scheduled interest payments discounted to the maturity date at the annual percentage yield on U.S. Treasury securities with maturity similar to the notes plus 25 basis points (the “Optional Redemption”). The Notes are mandatorily redeemable at par plus the present value of remaining coupons upon (i) the availability of cash from a financing for the Mt. Hope Project and (ii) any other debt financing by the Company. In addition, 50% of any proceeds from the sale of assets cumulatively exceeding $250,000 will be used to prepay the Notes at par plus the present value of remaining coupons (the “Mandatory Redemption”).

The Notes are convertible at any time in an amount equal to 80% of the greater of (i) the average VWAP for the 30 Business Day period ending on the Business Day prior to the date of the conversion, or (ii) the average VWAP for the 30 Business Day period ending on the original issuance date of this note.  Each Note will convert into a maximum of 100 shares per note, resulting in the issuance of 8,535,000 shares, or 9.3% of shares outstanding (the “Conversion Option”). General Moly’s executive management team and board of directors who participated in the offering are restricted from converting at a price less than $0.32, the most recent closing price at the time that the Notes were issued.

If the Company undergoes a “fundamental change,” the Notes will be redeemed for cash at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased plus accrued and unpaid interest, including contingent interest and additional amounts, if any. Examples creating a “fundamental change” include the reclassification of the common stock, consolidation or merger of the Company with another entity or sale of all or substantially all of the Company’s assets.

Based on the redemption and conversion features discussed above, the Company determined that there were embedded derivatives that require bifurcation from the debt instrument and accounted for under ASC 815, Derivatives and Hedging. Embedded derivatives are separated from the host contract, the Notes, and carried at fair value when: (a) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract; and (b) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument. The Company has concluded that the Mandatory Redemption and Conversion Option features embedded within the Notes meet these criteria and, as such, must be valued separate and apart from the Notes as one embedded derivative and recorded at fair value each reporting period.

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

As of March 31, 2015, the carrying value of the Notes, absent the embedded derivatives, was $6.8 million inclusive of an unamortized debt discount of $1.3 million. The fair value of the Notes at March 31, 2015 was $10.8 million.

As of March 31, 2015, the embedded derivatives recorded in the Convertible Senior Promissory Notes at fair value were $0.9 million. The changes in the estimated fair value of the embedded derivatives during the quarter ended March 31, 2015 were $42,000 with nil gain or loss on embedded derivatives recognized in the Statement of Operations.

The Company has estimated the fair value of the Notes and embedded derivatives based on Level 3 inputs. Changes in certain inputs into the valuation models can have a significant impact on changes in the estimated fair value. For example, the estimated fair value of the embedded derivatives will generally decrease with; (1) a decline in the stock price; (2) increases in the estimated stock volatility; and (3) an increase in the estimated credit spread.

Accounting standards define fair value, outline a framework for measuring fair value, and detail the required disclosures about fair value measurements. Under these standards, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market. Standards establish a hierarchy in determining the fair market value of an asset or liability. The fair value hierarchy has three levels of inputs, both observable and unobservable. Standards require the utilization of the highest possible level of input to determine fair value.

•                  Level 1 — inputs include quoted market prices in an active market for identical assets or liabilities.

•                  Level 2 — inputs are market data, other than Level 1, that are observable either directly or indirectly. Level 2 inputs include quoted market prices for similar assets or liabilities, quoted market prices in an inactive market, and other observable information that can be corroborated by market data.

•                  Level 3 — inputs are unobservable and corroborated by little or no market data.

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

The following tables set forth the inputs to the models that were used to value the embedded derivatives:

	March 31, 2015	December 31, 2014
Stock Price	$0.51	$0.64
Maturity Date	December 31, 2019	December 31, 2019
Risk-Free Interest Rate	1.31%	1.75%
Estimated Stock Volatility	40.00%	40.00%
Default Intensity	2.00%	2.00%
Recovery Rate	30.00%	30.00%

Type of Event	Expected Date	Probability of Event
Mandatory Redemption	June 30, 2016	80%
Conversion Option	March 31, 2017	10%
Note Reaches Maturity	December 31, 2019	10%

On February 10, 2015, one of the Holders exercised the Conversion Option on an outstanding Convertible Senior Note balance of $400,000.  As a result of the Share Cap discussed above, aggregate principal of $138,496 of the Holder’s Notes was converted into 400,000 shares (at a conversion price of $0.3462) and a non-convertible Promissory Note for the remaining principal equal to $266,615 was issued.  The Holder is not a director or named executive officer of the Company.

During late April of 2015, several Holders exercised the Conversion Option on outstanding Convertible Senior Note balances totaling $2.2 million.  As a result of the Share Cap, aggregate principal of $1.1 million of the Holders’ Notes was converted into 2.2 million shares, at conversion prices ranging from $0.5166 to $0.5485, and non-convertible Promissory Notes for the remaining principal of $1.1 million were issued.  The Holders included both directors and named executive officers of the Company.

NOTE 7 — COMMON STOCK UNITS, COMMON STOCK AND COMMON STOCK WARRANTS

During the three months ended March 31, 2015, we issued 893,322 shares of common stock pursuant to stock awards under the 2006 Equity Incentive Plan.

On December 26, 2014, the Company issued 8.5 million warrants in connection with the private placement of its Convertible Senior Promissory Notes described in Note 6 at a price of $1.00 per share and had a relative fair value of $0.8 million.  In addition, the $0.8 million value placed on the warrants was considered a debt discount and is to be amortized over the expected redemption period.

Of the warrants outstanding at March 31, 2015, 1.0 million are exercisable at $5.00 per share once General Moly has received financing necessary for the commencement of commercial production at the Mt. Hope Project and will expire one year thereafter with the remaining 8.5 million are exercisable at $1.00 per share at any time from June 26, 2015 through their expiration on December 26, 2019.

Pursuant to our Certificate of Incorporation, we are authorized to issue 200.0 million shares of $0.001 par value common stock.  All shares have equal voting rights, are non-assessable and have one vote per share.  Voting rights are not cumulative and therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

NOTE 8 — PREFERRED STOCK

Pursuant to our Certificate of Incorporation we are authorized to issue 10,000,000 shares of $0.001 per share par value preferred stock.  The authorized but unissued shares of preferred stock may be issued in designated series from time to time by one or more resolutions adopted by the Board.  The Board has the authority to determine the preferences, limitations and relative rights of each series of preferred stock.  At March 31, 2015, and December 31, 2014, no shares of preferred stock were issued or outstanding.

NOTE 9 — EQUITY INCENTIVES

In 2006, the Board and shareholders of the Company approved the 2006 Equity Incentive Plan (“2006 Plan”) that replaced the 2003 Equity Incentive Plan (“2003 Plan”).  In May 2010, our shareholders approved an amendment to the 2006 Plan increasing the number of shares that may be issued under the plan by 4,500,000 shares to 9,600,000 shares.  The 2006 Plan authorizes the Board, or a committee of the Board, to issue or transfer up to an aggregate of 9,600,000 shares of common stock, of which 187,539 remain available for issuance as of March 31, 2015.  Awards under the 2006 Plan may include incentive stock options, non-statutory stock options, restricted stock units, restricted stock awards, and stock appreciation rights (“SARs”).  At the option of the Board, SARs may be settled with cash, shares, or a combination of cash and shares.  The Company settles the exercise of other stock-based compensation with newly issued common shares.

Stock-based compensation cost is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes option pricing model and is recognized as compensation ratably on a straight-line basis over the requisite vesting/service period.  As of March 31, 2015, there was $2.3 million of total unrecognized compensation cost related to share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.8 years.

Stock Options and Stock Appreciation Rights

All stock options and SARs are approved by the Board prior to or on the date of grant.  Stock options and SARs are granted at an exercise price equal to or greater than the Company’s closing stock price on the date of grant.  Both award types vest over a period of zero to three years with a contractual term of five years after vesting.  The Company estimates the fair value of stock options and SARs using the Black-Scholes valuation model.  Key inputs and assumptions used to estimate the fair value of stock options and SARs include the grant price of the award, expected option term, volatility of the Company’s stock, the risk-free rate and the Company’s dividend yield.

At March 31, 2015, the aggregate intrinsic value of outstanding and exercisable (fully vested) options and SARs was nil and had a weighted-average remaining contractual term of 1.8 years.  No options or SARs were exercised during the three months ended March 31, 2015.

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

The compensation expense recognized by the Company for Stock Awards is based on the closing market price of the Company’s common stock on the date of grant.  For the three months ended March 31, 2015, the weighted-average grant date fair value for Stock Awards was $0.49.  The total fair value of stock awards vested during the three months ended March 31, 2015 is $0.4 million.

Summary of Equity Incentive Awards

The following table summarizes activity under the Plans during the three months ended March 31, 2015:

	Stock Options		SARs		Stock Awards
	Weighted Average Exercise Price	Number of Shares Under Option	Weighted Average Strike Price	Number of Shares Under Option	Weighted Average Grant Price	Number of Shares
Balance at January 1, 2015	$7.25	271,112	$2.76	1,923,144	$2.73	1,723,328
Awards Granted	—	—	—	—	0.49	1,670,000
Awards Exercised or Earned	—	—	—	—	1.53	(1,033,552)
Awards Forfeited	—	—	—	—	—	—
Awards Expired	7.80	(13,333)	0.80	(119,998)	—	—
Balance at March 31, 2015	$7.22	257,779	2.89	1,803,146	1.67	2,359,776

Exercisable at March 31, 2015	$8.36	107,779	2.09	433,388

A summary of the status of the non-vested awards as of March 31, 2015 and changes during the three months ended March 31, 2015 is presented below:

	Stock Options		SARs		Stock Awards
	Weighted Average Fair Value	Number of Shares Under Option	Weighted Average Fair Value	Number of Shares Under Option	Weighted Average Fair Value	Number of Shares
Balance at January 1, 2015	$6.40	150,000	$3.14	1,369,758	$2.73	1,723,328
Awards Granted	—	—	—	—	0.49	1,670,000
Awards Vested or Earned	—	—	—	—	1.53	(1,033,552)
Awards Forfeited	—	—	—	—	—	—
Balance at March 31, 2015	$6.40	150,000	3.14	1,369,758	1.67	2,359,776

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

NOTE 10 — CHANGES IN CONTINGENTLY REDEEMABLE NONCONTROLLING INTEREST AND EQUITY

	Activity for Three Months Ended
Changes in CRNCI (Dollars in thousands)	March 31, 2015	March 31, 2014
Total CRNCI January 1, 2014, & 2013, respectively	$210,317	$209,007
Plus: Capital Contributions Attributable to CRNCI*	1,678	23
Less: Return of Contributions*	(36,000)	—
Less: Return of Contributions Attributable to CRNCI	(684)	—
Less: Net Loss Attributable to CRNCI	(10)	—
Total CRNCI March 31, 2015, and 2014, respectively	$175,301	$209,030

*See Note 1 for additional discussion of the Return of Contributions and associated Capital Contributions Attributable to CRNCI.

	Activity for Three Months Ended
Changes in Equity	March 31, 2015	March 31, 2014
Common stock:
At beginning of period	92	92
Stock Awards	1	—
At end of period	93	92

Additional paid-in capital:
At beginning of period	276,718	273,857
Exercised options	—	—
Share Issuance upon conversion of convertible debt	370
Issuance of non-convertible senior note	(267)
Restricted stock net share settlement	(64)	(4)
Extinguishment of Convertible Senior Notes	120
Stock based compensation	408	907
At end of period	277,285	274,760
Accumulated deficit:
At beginning of period	(150,117)	(139,157)
Consolidated net loss	(3,774)	(2,359)
At end of period	(153,891)	(141,516)

Total Equity March 31, 2015, and 2014, respectively	$123,487	$133,336

NOTE 11 — INCOME TAXES

At March 31, 2015 and December 31, 2014 we had deferred tax assets principally arising from the net operating loss carry-forwards for income tax purposes multiplied by an expected rate of 35%. As management of the Company cannot determine that it is more likely than not that we will realize the benefit of the deferred tax assets, a valuation allowance equal to the net deferred tax asset has been established at March 31, 2015 and December 31, 2014. The significant components of the deferred tax asset at March 31, 2015 and December 31, 2014 were as follows (in thousands):

	March 31, 2015	December 31, 2014
Operating loss carry forward	$220,455	$212,710
Unamortized exploration expense	6,550	7,247
Fixed asset depreciation	379	17
Deductible stock based compensation	3,791	4,958
Other	292	279
Deductible temporary difference	$231,467	$225,211
Taxable temporary difference — Investment in EMLLC	(124,298)	(120,679)
Embedded derivative debt discount	(875)	(875)
Net deductible temporary difference	106,294	103,657
Deferred tax asset	37,203	36,280
Deferred tax asset valuation allowance	(37,203)	(36,280)
Net deferred tax asset	$—	$—

At March 31, 2015 and December 31, 2014 we had net operating loss carry-forwards of approximately $220.5 million and $212.7 million, respectively, which expire in the years 2021 through 2035.  The change in the allowance account from December 31, 2014 to March 31, 2015 was $0.9 million.

As of March 31, 2015 and December 31, 2014, the Company had no unrecognized tax benefits.  There was no change in the amount of unrecognized tax benefits as a result of tax positions taken during the year or in prior periods or due to settlements with taxing authorities or lapses of applicable statues of limitations.  The Company is open to federal and state tax audits until the applicable statutes of limitations expire.

NOTE 12 — COMMITMENTS AND CONTINGENCIES

Mt. Hope Project

The Mt. Hope Project is owned/leased and will be operated by the LLC under the LLC Agreement.  The LLC currently has a lease (“Mt. Hope Lease”) with Mount Hope Mines, Inc. (“MHMI”) for the Mt. Hope Project for a period of 30 years from October 19, 2005 and for so long thereafter as operations are being conducted on the property.  The lease may be terminated earlier at the election of the LLC, or upon a material breach of the agreement and failure to cure such breach.  If the LLC terminates the lease, termination is effective 30 days after receipt by MHMI of written notice to terminate the Mt. Hope Lease and no further payments would be due to MHMI.  If MHMI terminates the lease, termination is effective upon receipt of a notice of termination due to a material breach, representation, warranty, covenant or term contained in the Mt. Hope Lease and followed by failure to cure such breach within 90 days of receipt of a notice of default.  MHMI may also elect to terminate the Mt. Hope Lease if the LLC has not cured the non-payment of obligations under the lease within 10 days of receipt of a notice of default.  In order to maintain the Lease Agreement, the LLC must pay certain minimum advance royalties as discussed below.

The Mt. Hope Lease requires a royalty advance (“Construction Royalty Advance”) of 3% of certain construction capital costs, as defined in the Mt. Hope Lease.  The LLC is obligated to pay a portion of the Construction Royalty Advance each time capital is raised for the Mt. Hope Project based on 3% of the expected capital to be used for those certain construction capital costs defined in the Mt. Hope Lease.  Through March 31, 2015, we have paid $23.6 million of the total Construction Royalty Advance.  Based on our Mt. Hope Project capital budget we estimate that a final reconciliation payment on the Capital Construction Cost Estimate (the “Estimate”) will be due following the commencement of commercial production, after as-built costs are definitively determined.  The Company estimates, based on the revised capital estimate discussed above and the current timeline for the commencement of commercial production, that an additional $4.2 million will be due approximately 20 — 24 months after the commencement of construction.  This amount was accrued as of March 31, 2015.  The capital estimates may be subject to escalation in the event the Company experiences continued delays in achieving full financing for the Mt. Hope Project.

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

Deposits on project property, plant and equipment

At March 31, 2015, the LLC has active orders with varying stages of fabrication on milling process equipment comprised of two 230kV primary transformers and substation, a primary crusher, a semi-autogenous mill, two ball mills, and various motors for the mills.  In late 2012 and early 2013, the LLC made additional commitments for wellfield materials and equipment, and placed purchase orders for long-lead milling process equipment including the commitments for the engineering portion of flotation cells and roaster equipment.

The following table sets forth the LLC’s cash commitments under mining and milling equipment contracts (collectively, “Purchase Contracts”) at March 31, 2015 (in millions):

Year	As of March 31, 2015 *
2015	2.4
2016	2.6
2017	0.8
Total	$5.8

* All amounts are commitments of the LLC, and as a result of the agreement between Nevada Moly and POS-Minerals are to be funded by the reserve account until such time that the Company obtains financing for its portion of construction costs at the Mt. Hope Project or until the reserve account balance is exhausted, and thereafter are to be funded 80% by Nevada Moly and 20% by POS-Minerals.  POS-Minerals remains obligated to make capital contributions for its 20% portion of equipment payments required by approved budgets of the LLC, and such amounts contributed by the reserve account on behalf of POS-Minerals will reduce, dollar for dollar, the amount of capital contributions that the LLC is required to return to POS-Minerals, as described in Note 1.

Equipment and Supply Procurement

Through March 31, 2015, the LLC has made deposits and/or final payments of $85.5 million on equipment orders, has spent approximately $187.2 million for the development of the Mt. Hope Project and has paid $12.0 million into an escrow arrangement for electricity transmission services, for a total Mt. Hope Project inception-to-date spend of $284.7 million.

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

Creation of Agricultural Sustainability Trust

On August 19, 2010, the LLC entered into an agreement with the Eureka Producers’ Cooperative (“EPC”) whereby the LLC will fund a $4.0 million Sustainability Trust (“Trust”) in exchange for the cooperation of the EPC with respect to the LLC’s water rights and permitting of the Mt. Hope Project.  The Trust will be tasked with developing and implementing programs that will serve to enhance the sustainability and well-being of the agricultural economy in the Diamond Valley Hydrographic Basin through reduced water consumption.

The Trust may be funded by the LLC over several years based on the achievement of certain milestones, which are considered probable, and as such $4.0 million has been accrued in the Company’s March 31, 2015, financial statements and is included in mining properties, land, and water rights.

Permitting Considerations

In the ordinary course of business, mining companies are required to seek governmental permits for expansion of existing operations or for the commencement of new operations. The LLC was required to obtain approval from the BLM to implement the Mt. Hope Project PoO.  This approval, in the form of a ROD and Finding of No Significant Impact (“FONSI”) was obtained only after successful completion of the process of environmental evaluation, which incorporates substantial public comment.  The LLC was also required to obtain various state and federal permits including, but not limited to, water protection, air quality, water rights and reclamation permits.  In addition to requiring permits for the development of the Mt. Hope Project, we will need to obtain and modify various mining and environmental permits during the life of the Mt. Hope Project.  Maintaining, modifying, and renewing the necessary governmental permits is a complex and time-consuming process involving numerous jurisdictions and often involving public hearings and substantial expenditures.  The duration and success of the LLC’s efforts to obtain, modify or renew permits will be contingent upon many variables, some of which are not within the LLC’s control.  Increased costs or delays could occur, depending on the nature of the activity to be permitted and the interpretation of applicable requirements implemented by the permitting authority.  All necessary permits may not be obtained and, if obtained, may not be renewed, or the costs involved in each case may exceed those that we previously estimated.  In addition, it is possible that compliance with such permits may result in additional costs and delays.

On November 16, 2012, the BLM issued its ROD authorizing development of the Mt. Hope Project.  On April 23, 2015, the BLM issued its FONSI, approving an amendment to the PoO.  The ROD and FONSI approve the Plan of Operations (“PoO”) and amended PoO, respectively, for construction and operation of the mining and processing facilities and also grant the Right-of-Way, and amended Right-of-Way, respectively, for a 230kV power transmission line, discussed below.  Monitoring and mitigation measures identified in the ROD and FONSI, developed in collaboration with the regulatory agencies involved throughout the permitting process, will avoid, minimize, and mitigate environmental impacts, and reflect the Company’s commitment to be good stewards of the environment.

On February 15, 2013, Great Basin Resource Watch and the Western Shoshone Defense Project (“Plaintiffs”) filed a Complaint against the U.S. Department of the Interior and the BLM (“Defendants”) in the U.S. District Court (“District Court”), District of Nevada, seeking relief under the National Environmental Policy Act (“NEPA”) and other federal laws challenging the BLM’s issuance of the ROD for the Mt. Hope Project.  The District Court allowed the LLC to intervene in the matter.

On July 23, 2014, the District Court denied Plaintiffs’ motion for summary judgment in its entirety and on August 1, 2014 the District Court entered judgment in favor of the Defendants and the LLC, and against Plaintiffs regarding all claims raised in the Complaint.

On September 22, 2014, the Plaintiffs filed their notice of appeal to the U.S. Court of Appeals for the Ninth Circuit of the District Court’s dismissal.  Plaintiffs submitted their Opening Brief on January 23, 2015 and Defendants and the LLC filed their Response Briefs on March 27, 2015.  Plaintiffs have the option to file a Reply Brief on or before May 1, 2015.  All Mt. Hope Project permits remain in effect and the Company is confident in the BLM’s process and will continue to vigorously defend this subsequent appeal of the ROD.

On June 17, 2014, the LLC submitted an amendment to the approved PoO to reflect minor design changes that were identified during continued engineering and the initial phases of construction, and on November 6, 2014, submitted minor revisions to the amendment.  The BLM determined that an Environmental Assessment (“EA”) would be required under the NEPA to analyze and disclose environmental impacts associated with these changes. On April 23, 2015, the BLM issued the FONSI approving the PoO amendment.  Ongoing changes to permits and the PoO during the life of mining operations are typical as design evolves and operations are optimized.

Water Rights Considerations

The Nevada State Engineer (“State Engineer”) has issued all water permits for the Mt. Hope Project.  Eureka County, Nevada and two other parties comprised of three individual water rights holders in Diamond Valley and one in Kobeh Valley filed a further appeal in July 2012 to the Nevada Supreme Court challenging the granting of water permits by the State Engineer.  On June 26, 2013, the appeal was consolidated with a similar appeal of the State Engineer’s approval of the Monitoring, Management and Mitigation Plan (“3M Plan”) of the Mt. Hope Project, discussed below, and the Nevada Supreme Court heard oral argument on June 30, 2014 and is anticipated to issue its ruling in the first half of 2015.

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

NOTE 13 — SUBSEQUENT EVENTS

On April 17, 2015, the Company announced a significant Investment and Securities Purchase Agreement with AMER International Group (“AMER”), a private, Chinese based multinational company that is one of the world’s largest advanced materials, fine machining, and downstream metals refining providers, and was ranked #295 on the 2014 Fortune Global 500 list, that will also create a strategic partnership with and an equity investment by AMER in the Company to assist with the Company’s ability to secure full project financing for the Mt. Hope Project.

Under the Agreement, AMER has agreed to purchase 40 million common shares of General Moly under a private placement, priced using the trailing 90-day volume weighted average price (“VWAP”) of $0.50 on April 17, 2015, the date the investment agreement was signed. The Company anticipates the shares for this equity investment to be issued following approval of stockholders and satisfaction of other conditions to closing. In addition, AMER and the Company will enter into a stockholder agreement allowing AMER to nominate directors, and also relating to AMER’s acquisition of the Company’s shares.

AMER has agreed to work with the Company to procure and support a senior secured term loan (“Bank Loan”) of approximately $700 million from a major Chinese bank or banks for development of the Mt. Hope Project. AMER will guarantee the Bank Loan, which is anticipated to have normal and customary covenants and security arrangements. When drawdown of the Bank Loan becomes available, 80 million warrants to purchase common shares of the Company will become exercisable by AMER based on the 90-day VWAP of $0.50 from when the investment agreement was signed resulting in a total equity investment of up to $60 million.

Also, AMER and the Company agreed on substantial terms of a definitive agreement that would provide a one-time option exercisable simultaneously with Bank Loan execution to purchase the balance of the Company’s share of Mt. Hope molybdenum production not held by existing long-term supply agreements, estimated to be approximately 16.5 million pounds annually, for the first five years of production, and 70% of the Company’s annual share of Mt. Hope molybdenum production thereafter.

During late April of 2015, several Holders exercised the Conversion Option on outstanding Convertible Senior Note balances totaling $2.2 million.  As a result of the Share Cap, aggregate principal of $1.1 million of the Holders’ Notes was converted into 2.2 million shares, at conversion prices ranging from $0.5166 to $0.5485, and non-convertible Promissory Notes for the remaining principal of $1.1 million were issued.  The Holders included both directors and named executive officers of the Company.

ITEM 2.                                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References made in this Quarterly Report on Form 10-Q to “we,” “our,” “us,” or the “Company,” refer to General Moly, Inc.

The following discussion and analysis of our financial condition and results of operations constitutes management’s review of the factors that affected our financial and operating performance for three months ended March 31, 2015, and 2014.  This discussion should be read in conjunction with the consolidated financial statements and notes thereto contained elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2014, which was filed on March 11, 2015.

We routinely post important information about us on our Company website.  Our website address is www.generalmoly.com.

Overview

We began the development of the Mt. Hope Project on October 4, 2007.  During the year ended December 31, 2008 we also completed work on a pre-feasibility study of our Liberty Project, which we updated during 2014.

Mt. Hope Project

In August, 2007, we completed a Bankable Feasibility Study (“Bankable Feasibility Study” or “BFS”) that provided data on the viability, expected economics, and production and cost estimates of the project.  Since publication of the BFS, we have revised several estimates, based primarily on engineering progress, which is approximately 65% complete at March 31, 2015.  Our current estimates for the Mt. Hope Project capital cost requirements are referred to as the “Project Capital Estimate” and our current estimates for the Mt. Hope Project operating costs are referred to as the “Project Operating Cost Estimate”.  On January 16, 2014, we filed a technical report (the “January 2014 Technical Report”) prepared in accordance with National Instrument 43-101 Standards of Disclosure for Mineral Projects of the Canadian Securities Administration (“NI 43-101”) for the Mt. Hope Project. The NI 43-101 is a codified set of rules and guidelines for reporting and displaying information related to mineral properties owned by, or explored by, companies which report these results on stock exchanges within Canada. The completed report estimates molybdenum reserves and resources, production, capital and operating cost parameters, along with project economics.

Project Ownership

From October 2005 to January 2008, we owned the rights to 100% of the Mt. Hope Project.  Effective as of January 1, 2008, we contributed all of our interest in the assets related to the Mt. Hope Project, including our lease of the Mt. Hope Project, into Eureka Moly, LLC (“the LLC”), and in February 2008 entered into an agreement (“LLC Agreement”) for the development and operation of the Mt. Hope Project with POS-Minerals Corporation (“POS-Minerals”).  Under the LLC Agreement, POS-Minerals owns a 20% interest in the LLC and General Moly, through Nevada Moly, LLC (“Nevada Moly”), a wholly-owned subsidiary, owns an 80% interest.  In this report, POS-Minerals and Nevada Moly are also referred to as the “members”.  The ownership interests and/or required capital contributions under the LLC Agreement can change as discussed below.

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

In addition, under the terms of the LLC Agreement, since commercial production at the Mt. Hope Project was not achieved by December 31, 2011, the LLC will be required to return to POS-Minerals $36.0 million of its capital contributions (“Return of Contributions”), with no corresponding reduction in POS-Minerals’ ownership percentage.  Effective January 1, 2015, as part of a comprehensive agreement concerning the release of the reserve account described below, Nevada Moly and POS-Minerals agreed that the $36.0 million will be due to POS-Minerals on December 31, 2020; provided that, at any time on or before November 30, 2020, Nevada Moly and POS-Minerals may agree in writing to extend the due date to December 31, 2021; and if the due date has been so extended, at any time on or before November 30, 2021, Nevada Moly and POS-Minerals may agree in writing to extend the due date to December 31, 2022.  If the repayment date is extended, the unpaid amount will bear interest at a rate per annum of LIBOR plus 5%, which interest shall compound quarterly, commencing on December 31, 2020 through the date of payment in full.  Payments of accrued but unpaid interest, if any, shall be made on the repayment date.  Nevada Moly may elect, on behalf of the Company to cause the Company to prepay, in whole or in part, the $36.0 million at any time, without premium or penalty, along with accrued and unpaid interest, if any.

The $36.0 million due to POS-Minerals will be reduced, dollar for dollar, by the amount of capital contributions for equipment payments required from POS-Minerals under approved budgets of the LLC, as discussed further below.  As of March 31, 2015, this amount has been reduced by $1.7 million, 20% of an $8.4 million dollar principal payment made on milling equipment in March 2015.  If Nevada Moly does not fund its additional capital contribution in order for the LLC to make the required Return of Contributions to POS-Minerals set forth above, POS-Minerals has an election to either make a secured loan to the LLC to fund the Return of Contributions, or receive an additional interest in the LLC estimated to be 5%.  In the latter case, Nevada Moly’s interest in the LLC is subject to dilution by a percentage equal to the ratio of 1.5 times the amount of the unpaid Return of Contributions over the aggregate amount of deemed capital contributions (as determined under the LLC Agreement) of both parties to the LLC (“Dilution Formula”).  At March 31, 2015, the aggregate amount of deemed capital contributions of both parties was $1,084.7 million.

Furthermore, the LLC Agreement permits POS-Minerals to put its interest in the LLC to Nevada Moly after a change of control of Nevada Moly or the Company, as defined in the LLC Agreement, followed by a failure by us or our successor company to use standard mining industry practice in connection with the development and operation of the Mt. Hope Project as contemplated by the parties for a period of 12 consecutive months.  If POS-Minerals puts its interest, Nevada Moly or its transferee or surviving entity would be required to purchase the interest for 120% of POS-Minerals’ total contributions to the LLC, which, if not paid timely, would be subject to 10% interest per annum.

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

Effective January 1, 2015, Nevada Moly and POS-Minerals signed an amendment to the LLC agreement under which $36.0 million held by the LLC in a reserve account established in December 2012 will be released over the next few years for the benefit of the Mt. Hope Project.  In January 2015, the reserve account funded a reimbursement of contributions made by the members during the fourth quarter of 2014, inclusive of $0.7 million to POS-Minerals and $2.7 million to Nevada Moly.  The funds are now being used to pay ongoing expenses of the LLC until the Company obtains full financing for its portion of the Mt. Hope Project construction cost, or until the reserve account is exhausted.  Any remaining funds after financing is obtained will be returned to the Company.

Permitting Completion and Project Restart

On November 16, 2012, the BLM issued its ROD authorizing development of the Mt. Hope Project.  On April 23, 2015, the BLM issued the FONSI, approving the PoO amendment.  The ROD and FONSI approve the Plan of Operations (“PoO”) and amended PoO, respectively, for construction and operation of the mining and processing facilities and also grant the Right-of-Way, and amended Right-of-Way, respectively, for a 230kV power transmission line, discussed below.  Monitoring and mitigation measures identified in the ROD and FONSI, developed in collaboration with the regulatory agencies involved throughout the permitting process, will avoid, minimize, and mitigate environmental impacts, and reflect the Company’s commitment to operate the Mt. Hope Project to the highest environmental standards.

On February 15, 2013, Great Basin Resource Watch and the Western Shoshone Defense Project (“Plaintiffs”) filed a Complaint against the U.S. Department of the Interior and the BLM in the U.S. District Court (“District Court”), District of Nevada, seeking relief under the NEPA and other federal laws challenging the BLM’s issuance of the ROD for the Mt. Hope Project, and on February 20, 2013 filed a Motion for Preliminary Injunction.  The District Court allowed the LLC to intervene in the matter.

On August 22, 2013, the District Court denied, without prejudice, the Motion for Preliminary Injunction based on the parties’ Joint Stipulation to Continue Preliminary Injunction Oral Argument, which advised the District Court that as a result of current economic conditions, including the Company’s ongoing financing efforts, all major ground disturbing activities had ceased at the Mt. Hope Project.

On July 23, 2014, the District Court denied Plaintiffs’ motion for summary judgment in its entirety and on August 1, 2014 the District Court entered judgment in favor of the Defendants and the LLC, and against Plaintiffs regarding all claims raised in the Complaint.

On September 22, 2014, the Plaintiffs filed their notice of appeal to the U.S. Court of Appeals for the Ninth Circuit of the U.S. District Court’s dismissal.  Plaintiffs submitted their Opening Brief on January 23, 2015 and Defendants and the LLC filed their Response Briefs on March 27, 2015.  Plaintiffs have the option to file a Reply Brief on or before May 1, 2015.  All Mt. Hope Project permits remain in effect and the Company is confident in the BLM’s process and will continue to vigorously defend this subsequent appeal of the ROD.

On June 17, 2014, the LLC submitted an amendment to the approved PoO to reflect minor design changes that were identified during continued engineering and the initial phases of construction, and on November 6, 2014, submitted minor revisions to the amendment.  The BLM determined that an Environmental Assessment (“EA”) would be required under the NEPA to analyze and disclose environmental impacts associated with these changes. On April 23, 2015, the BLM issued the FONSI approving the PoO amendment.  Ongoing changes to permits and the PoO during the life of mining operations are typical as design evolves and operations are optimized.

The State of Nevada Division of Environmental Protection (“NDEP”) issued a Reclamation Permit for the Mt. Hope Project on November 19, 2012, which authorizes surface disturbance and construction of facilities.  The Reclamation Permit also approved the Phase 1 reclamation cost estimate of approximately $73.4 million and established bonding requirements based on this estimate.  The BLM accepted the LLC’s reclamation surety bonding in satisfaction of financial guarantee requirements under the ROD for the Mt. Hope Project.  The surety bond program remains funded with a cash collateral payment, which was reduced in November, 2014 from $5.6 million to $4.6 million.  Because the amended PoO included additional disturbance, the Reclamation Cost Estimate increased to $75.1 million and the LLC will be required to post the incremental bond increase prior to resuming construction.

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

Capital & Operating Cost Estimates

The development of the Mt. Hope Project has a Project Capital Estimate of $1,312 million, which includes development costs of approximately $1,245 million and $67 million in cash financial guaranty/bonding requirements, advance royalty payments, and power pre-payment estimates.  These capital costs were updated in the third quarter of 2012, and were then escalated by approximately 3% in the third quarter of 2013, for those items not yet procured or committed to by contract.  The Mt. Hope Project has not materially changed in scope and is currently designed at approximately 65% engineering completion, with solid scope definition.  The pricing associated with the estimate remains subject to escalation associated with equipment, construction labor and commodity price increases, and project delays, which will continue to be reviewed periodically.  The Project Capital Estimate does not include financing costs or amounts necessary to fund operating working capital and potential capital overruns, is subject to additional holding costs as the Company experiences delays in achieving its portion of financing for the Mt. Hope Project, and may be subject to other escalation and de-escalation as contracts and purchase arrangements are finalized at then current pricing.  From October 2007 through the year ended March 31, 2015, the LLC spent approximately $284.7 million of the estimated $1,312 million on development of the Mt. Hope Project.

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

Equipment and Supply Procurement

Through March 31, 2015, the LLC has made deposits and/or final payments of $85.5 million on equipment orders, has spent approximately $187.2 million for the development of the Mt. Hope Project and has paid $12.0 million into an escrow arrangement for electricity transmission services, for a total Mt. Hope Project inception-to-date spend of $284.7 million.

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

Termination of Agreements with Hanlong (USA) Mining Investment Inc.

In March 2010, we signed a series of agreements with Hanlong (USA) Mining Investment, Inc. (“Hanlong”), an affiliate of Sichuan Hanlong Group, a privately held Chinese company.  The agreements formed the basis of an anticipated $745 million transaction that was intended to provide the Company with adequate capital to contribute its 80% share of costs to develop the Mt. Hope Project.  The agreements resulted in the sale to Hanlong of 11.8 million shares of our common stock for a purchase price of $40 million, with additional potential equity issuances conditioned on Hanlong procuring a project financing Term Loan from a Chinese bank. The agreements also provided for Hanlong representation on our Board, limitations on how Hanlong would vote its shares of the Company and on their ability to purchase or dispose of our securities, and included a $10.0 million Bridge Loan to the Company to preserve liquidity until availability of the Term Loan.  Their shares were registered effective January 29, 2014, allowing Hanlong to sell their shares to a third party.

Most of the provisions of the agreements with Hanlong were terminated in 2013 because no project financing occurred. However, Hanlong remains the owner of approximately 13% of our outstanding common stock and their representative continues as a member of our Board as of March 31, 2015.

Molybdenum Market Update

The worldwide molybdenum price fluctuated between $5.33 per pound in 2003 to over $40.00 per pound in 2005 and traded in the mid-$30s per pound prior to October 2008, when prices fell from approximately $33.50 per pound to $7.70 per pound in April 2009 as a result of the global financial crisis.  Subsequent to April 2009, prices slowly rose finishing 2009 at $12.00 per pound and further increasing to finish 2010 at $16.40 per pound.  By the end of 2011, prices had pulled back to $13.30 per pound, decreased further to $9.75 per pound at the conclusion of 2013, and fell to $9.13 per pound at the end of 2014. In 2015, molybdenum has traded in a range of $7.95 per pound to $9.40 per pound according to Ryan’s Notes, driven by softening spot market molybdenum demand, particularly in energy infrastructure, and a strengthening U.S. dollar, amongst other factors.

Liquidity, Capital Resources and Capital Requirements

For the period from December 31, 2014 to March 31, 2015

Our total consolidated cash balance at March 31, 2015 was $16.3 million compared to $13.3 million at December 31, 2014.  The increase in our cash balances for the quarter ended March 31, 2015 was due primarily to funds released from the Reserve Account of $17.8 million offset by payments made on long-lead equipment orders of $8.9 million as well as ongoing care and maintenance for the Mt. Hope Project and general and administrative expenditures incurred of $5.9 million.  Deposits on property, plant and equipment relate primarily to scheduled payments for long-lead time equipment for the Mt. Hope Project.  The majority of funds expended were used to advance the Mt. Hope Project.

The $36.0 million reserve account established in December of 2012, at the direction of the LLC management committee was payable to Nevada Moly upon release, at which time the funds would have become available for use by the Company.  Effective January 1, 2015, Nevada Moly and POS-Minerals signed an amendment to the LLC agreement under which $36.0 million held by the LLC in the reserve account will be released over the next few years for the benefit of the Mt. Hope Project as discussed above.  The balance of the reserve account at March 31, 2015 was $18.2 million.

The cash needs for the development of the Mt. Hope Project are significant and require that we arrange for financing to be combined with funds anticipated to be received from POS-Minerals in order to retain its 20% membership interest.  The Company estimates the go-forward capital required for the Mt. Hope Project, based on 65% completed engineering, to be approximately $1,027 million, of which the Company’s 80% capital requirement is $822 million.

The Company continues its efforts to obtain full financing of the fully permitted, construction-ready Mt. Hope Project.  As discussed more fully in Note 13 — Subsequent Events, on April 17, 2015, the Company announced a significant Investment and Securities Purchase Agreement with AMER International Group (“AMER”).  With this new investment, which remains subject to shareholder approval and satisfaction of other conditions, the Company is creating a strategic partnership with AMER and AMER is making an equity investment in the Company to assist with the Company’s ability to secure full project financing for the Mt. Hope Project.  AMER has agreed to work with the Company to procure and support a senior secured term loan (“Bank Loan”) of approximately $700 million from a major Chinese bank or banks for development of the Mt. Hope Project, and to provide a guarantee for the Bank Loan.

Discussions on sponsorship requirements, and indicative loan terms associated with a $700 million debt and up to $60 million equity package are continuing to advance, with strong interest from a large Chinese bank in advancing the loan proceeds to the Mt. Hope Project.  There is no assurance that the Company will be successful in raising the financing required to complete the Mt. Hope Project, or in raising additional financing in the future on terms acceptable to the Company, or at all.  Further, the Company does not have an estimated timeframe for finalizing any financing agreements.

In order to preserve our cash liquidity, effective in the third quarter of 2013, we implemented a cost reduction and personnel retention program, which included reductions in base cash compensation for our executive officers, senior management employees and members of the Board of Directors.  We approved cash and equity incentives for the executive officers who remained with the Company through the earliest to occur of a financing plan for the Mt. Hope Project approved by the Board of Directors, a Change of Control (as defined in the employment or change of control agreements between the Company and each of our executive officers); involuntary termination (absent cause); or January 15, 2015 (the “Vesting Date”), and a personnel retention program providing cash and equity incentives for other employees who remained with the Company.  On the January 15, 2015 Vesting Date, we paid $1.1 million in cash stay incentives to our eligible employees and executive officers, excluding our CEO, Bruce D. Hansen.  Mr. Hansen agreed to defer his $0.4 million cash stay incentive in consideration for an equity grant.  The Company also issued 726,493 shares of common stock on the January 15th Vesting Date under this plan.

Effective January 16, 2015, the Compensation Committee of the Board approved a new personnel retention program for officers and employees of the Company.  The new program includes RSU grants for our executive officers who remain with the Company through the earliest to occur of a financing plan for the Mt. Hope Project approved by the Board, a Change of Control (as defined in the employment or change of control agreements between the Company and each of the named executive officers); involuntary termination (absent cause); or January 15, 2016.

As previously mentioned, effective January 1, 2015, Nevada Moly and POS-Minerals amended their LLC agreement to allow for the use of the $36.0 million held by the LLC in a reserve account for use on the Mt. Hope Project.  The funds are now being used to pay ongoing expenses of the LLC until the Company obtains full financing for its portion of the Mt. Hope Project construction cost, or until the reserve account is exhausted.

Based on our commitments as of March 31, 2015, the LLC expects to make additional payments for reclamation bonding costs of $0.8 million and advance royalties of $0.5 million through the end of 2015.  With our cash conservation plan, our non-equipment related cash requirements have declined to approximately $1.3 million per month, a portion of which is payable out of the $36.0 million reserve account.  Accordingly, based on our current cash on hand and our ongoing cash conservation plan, the Company expects it will have adequate liquidity to fund our working capital needs through 2015.

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

Total assets as of March 31, 2015 decreased to $359.6 million compared to $362.0 million as of December 31, 2014 primarily due to general and administrative expenses incurred.

Other Capital Requirements

We also require additional capital to maintain our mining claims and other rights related to the Liberty Project, as well as continue payment of ongoing general and administrative costs associated with supporting our planned operations.

Results of Operations

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

For the three months ended March 31, 2015 we had a consolidated net loss of $3.8 million compared with a net loss of $2.4 million in the same period for 2014.

For the three months ended March 31, 2015 and 2014, exploration and evaluation expenses were $0.1 million and $0.1 million, respectively, as the Liberty Project remained largely in a care and maintenance mode during both periods.

For the three months ended March 31, 2015 and 2014, general and administrative expenses were $3.0 million and $2.2 million, respectively, as a result of professional, legal and consulting fees incurred during 2015.

For the three months ended March 31, 2015 and 2014, interest income was nil as a result of low deposit interest rates on consolidated cash balances in 2015 and 2014.

For the three months ended March 31, 2015 and 2014, loss on extinguishment of convertible senior notes was $0.1 million and nil, respectively as a result of the conversion of convertible senior notes to common shares in February 2015.

Interest expense for the three months ended March 31, 2015 and 2014 was $0.6 million and nil, respectively.  In 2015, the Company incurred cash interest expense on the Convertible Senior Notes issued in late 2014 of $0.2 million.  Additionally, the Company recognized approximately $0.4 million in non-cash interest related to the amortization of the debt discount and debt issuance costs as discussed in Note 6 to the consolidated financial statements above.

Contractual Obligations

Our contractual obligations as of March 31, 2015 were as follows:

	Payments due by period (in millions)
Contractual obligations *	Total	2015	2016 - 2017	2018 & Beyond
Operating Lease Obligations	0.2	0.1	0.1	—
Agricultural Sustainability Trust Contributions	4.0	—	4.0	—
Convertible Senior Promissory Notes	8.1	—	8.1	—
Equipment Purchase Contracts	5.8	2.4	3.4	—
Advance Royalties	5.2	0.5	4.7	—
Return of Contributions to POS-Minerals	34.3	—	—	34.3
Reclamation Surety Bonding	11.5	0.8	10.7	—
3M Plan Contributions	1.0	—	1.0	—
Total	$70.1	$3.8	$32.0	$34.3

* With the exception of the convertible senior promissory notes and $0.2 million in operating lease obligations ($.1 million in 2015 and $.1 million in 2016 - 2017), all amounts are commitments of the LLC, and as a result of the agreement between Nevada Moly and POS-Minerals are to be funded by the $36.0 million reserve account until such time that the Company obtains financing for its portion of construction costs at the Mt. Hope Project or until the reserve account balance is exhausted, and thereafter are to be funded 80% by Nevada Moly and 20% by POS-Minerals.

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

We continue to work with our long-lead vendors to manage the timing of contractual payments for milling equipment.  In March 2015, the LLC remitted $8.9 million to the manufacturer of our crusher, SAG and ball mills, and in early April 2015, made a $2.4 million payment due to the manufacturer of the two 230kV primary transformers.  Both payments were funded with cash from the Reserve Account.  The following table sets forth the LLC’s remaining cash commitments under these equipment contracts (collectively, “Purchase Contracts”) at March 31, 2015 (in millions):

Period	Cash Commitments Under Equipment Purchase Contracts as of March 31, 2015 *
2nd Quarter 2015	2.4
3rd Quarter 2015	—
4th Quarter 2015	—
Total 2015	2.4
2016	2.6
2017	0.8
2018	—
Total	$5.8

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

Through March 31, 2015, the LLC has made deposits and/or final payments of $85.5 million on equipment orders for which the LLC has additional contractual commitments of $5.8 million noted in the table above.  Of these deposits and/or final payments, $75.7 million relate to fully fabricated items, primarily milling equipment, while the remaining $9.8 million reflects both partially fabricated milling equipment, and non-refundable deposits on mining equipment.  The underlying value and recoverability of these deposits and our mining properties in our consolidated balance sheets are dependent on the LLC’s ability to fund development activities that would lead to profitable production and positive cash flow from operations, or proceeds from the disposition of these assets. There can be no assurance that the LLC will be successful in generating future profitable operations or disposing of these assets or that the Company will secure additional funding in the future on terms acceptable to us or at all.  Our consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded assets or liabilities.

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

The Trust may be funded by the LLC over several years based on the achievement of certain milestones, which are considered probable, and as such $4.0 million has been accrued in the Company’s March 31, 2015, financial statements and is included in mining properties, land, and water rights.

Permitting Considerations

In the ordinary course of business, mining companies are required to seek governmental permits for expansion of existing operations or for the commencement of new operations. The LLC was required to obtain approval from the BLM to implement the Mt. Hope Project PoO.  This approval, in the form of a ROD and FONSI was obtained only after successful completion of the process of environmental evaluation, which incorporates substantial public comment.  The LLC was also required to obtain various state and federal permits including, but not limited to, water protection, air quality, water rights and reclamation permits.  In addition to requiring permits for the development of the Mt. Hope Project, we will need to obtain and modify various mining and environmental permits during the life of the Mt. Hope Project.  Maintaining, modifying, and renewing the necessary governmental permits is a complex and time-consuming process involving numerous jurisdictions and often involving public hearings and substantial expenditures.  The duration and success of the LLC’s efforts to obtain, modify or renew permits will be contingent upon many variables, some of which are not within the LLC’s control.  Increased costs or delays could occur, depending on the nature of the activity to be permitted and the interpretation of applicable requirements implemented by the permitting authority.  All necessary permits may not be obtained and, if obtained, may not be renewed, or the costs involved in each case may exceed those that we previously estimated.  In addition, it is possible that compliance with such permits may result in additional costs and delays.

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

Interest Rate Risk

As of March 31, 2015, we had a balance of cash and cash equivalents of $16.3 million and restricted cash of $35.3 million.  Interest rates on short term, highly liquid investments have not changed materially since 2010, and continue to be 1% or less on an annualized basis.

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

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On February 15, 2013, Great Basin Resource Watch and the Western Shoshone Defense Project (“Plaintiffs”) filed a Complaint against the U.S. Department of the Interior and the BLM in the U.S. District Court (“District Court”), District of Nevada, seeking relief under the NEPA and other federal laws challenging the BLM’s issuance of the ROD for the Mt. Hope Project, and on February 20, 2013 filed a Motion for Preliminary Injunction.  The District Court allowed the LLC to intervene in the matter.

On August 22, 2013, the District Court denied, without prejudice, the Motion for Preliminary Injunction based on the parties’ Joint Stipulation to Continue Preliminary Injunction Oral Argument, which advised the District Court that as a result of current economic conditions, including the Company’s ongoing financing efforts, all major ground disturbing activities had ceased at the Mt. Hope Project.

On July 23, 2014, the District Court denied Plaintiffs’ motion for summary judgment in its entirety and on August 1, 2014 the District Court entered judgment in favor of the Defendants and the LLC, and against Plaintiffs regarding all claims raised in the Complaint.

On September 22, 2014, the Plaintiffs filed their notice of appeal to the U.S. Court of Appeals for the Ninth Circuit of the U.S. District Court’s dismissal.  Plaintiffs submitted their Opening Brief on January 23, 2015 and Defendants and the LLC timely filed their Response Briefs on March 27, 2015.  Plaintiffs have the option to file a Reply Brief on or before May 1, 2015.  All Mt. Hope Project permits remain in effect and the Company is confident in the BLM’s process and will continue to vigorously defend this subsequent appeal of the ROD.

ITEM 1A.                                       RISK FACTORS.

Our Annual Report on Form 10-K for the year ended December 31, 2014, including the discussion under the heading “Risk Factors” therein, and this report describe risks that may materially and adversely affect our business, results of operations or financial condition.  The risks described in our Annual Report on Form 10-K and this report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operations.

Special Note Regarding Forward-Looking Statements

Certain statements in this report may constitute forward-looking statements, which involve known and unknown risks, uncertainties and other factors, which may cause actual results, performance or achievements of our Company, the Mt. Hope Project, Liberty Project and our other projects, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  We use the words “may,” “will,” “believe,” “expect,” “anticipate,” “intend,” “future,” “plan,” “estimate,” “potential” and other similar expressions to identify forward-looking statements.  These forward-looking statements are subject to a number of risks, uncertainties and assumptions that could cause actual results to differ materially from those in the forward looking statements. Such risks, uncertainties and assumptions are described in the “Risk Factors” section included in our Annual Report on Form 10-K for the year ended December 31, 2014, and this report, and include, among other things:

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

•                  POS-Minerals’ right under the LLC Agreement to approve certain major decisions regarding the Mt. Hope Project could impair our ability to quickly adapt to changing market conditions;

•                  Maintaining effectiveness of current molybdenum supply agreements;

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

ITEM 2.                                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs
January 1, 2015, through January 31, 2015	140,230	$0.48	—	N/A
February 1, 2015, through February 28, 2015	—	—	—	N/A
March 1, 2015, through March 31, 2015	—	—	—	N/A

(1)                                 Represents shares of common stock delivered to us as payment of withholding taxes due upon the vesting of restricted stock units.

ITEM 3.                                                DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                                                MINE SAFETY DISCLOSURES

None.

ITEM 5.                                                OTHER INFORMATION

None.

ITEM 6.                                                EXHIBITS

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Bylaws (Filed as Exhibit 3.2 to our Current Report on Form 8-K filed on February 10, 2015.)
10.1

First Amendment to Salary Reduction and Stay Incentive Agreement dated as of January 14, 2015, by and between General Moly, Inc. and Bruce D. Hansen (Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on January 21, 2015.)

10.2

Amendment No. 4 to Limited Liability Company Agreement of Eureka Moly, LLC dated as of January 1, 2015, by and between Nevada Moly, LLC and POS-Minerals Corporation (Filed as Exhibit 10.4 to our Current Report on Form 8-K filed on January 22, 2015.)

10.3

Leave of Absence Letter Agreement dated effective as of February 6, 2015 between General Moly, Inc. and Patrick M. James (Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on February 10, 2015.)

10.4	Stay Incentive Agreement dated effective January 16, 2015 between General Moly, Inc. and David A. Chaput ( Filed herewith).
10.5	Stay Incentive Agreement dated effective January 16, 2015 between General Moly, Inc. and Robert I. Pennington (Filed herewith).
10.6	Stay Incentive Agreement dated effective January 16, 2015 between General Moly, Inc. and R. Scott Roswell ( Filed herewith).
10.7	Stay Incentive Agreement dated effective January 16, 2015 between General Moly, Inc. and Lee M. Shumway ( Filed herewith).
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following XBRL (Extensible Business Reporting Language) materials are filed herewith: (i) XBRL Instance; (ii) XBRL Taxonomy Extension Schema; (iii) XBRL Taxonomy Extension Calculation; (iv) Taxonomy Extension Labels, (v) XBRL Taxonomy E xtension Presentation, and (vi) XBRL Taxonomy Extension Definition.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 4, 2015

GENERAL MOLY, INC.

By:	/s/ David A. Chaput
David A. Chaput
Chief Financial Officer and Duly Authorized Officer