Form 10-Q
period 2015-06-30
General Moly, Inc
filed 2015-08-04
CIK 1275229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of shares outstanding of issuer’s common stock as of July 30, 2015, was 95,720,021.

PART I - FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

GENERAL MOLY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	June 30, 2015 (Unaudited)	December 31, 2014
ASSETS:
CURRENT ASSETS
Cash and cash equivalents	$17,963	$13,269
Deposits, prepaid expenses and other current assets	737	698
Total Current Assets	18,700	13,967
Mining properties, land and water rights	218,767	216,595
Deposits on project property, plant and equipment	85,452	74,151
Restricted cash held at EMLLC	17,880	36,000
Restricted cash held for electricity transmission	—	12,021
Restricted cash held for reclamation bonds	5,004	5,358
Non-mining property and equipment, net	444	519
Debt Issuance Costs	202	441
Other assets	2,994	2,994
TOTAL ASSETS	$349,443	$362,046
LIABILITIES, CRNCI, AND EQUITY:
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$2,485	$4,633
Accrued advance royalties	500	500
Current portion of long term debt	255	290
Total Current Liabilities	3,240	5,423
Provision for post closure reclamation and remediation costs	1,260	1,276
Accrued advance royalties	5,200	5,200
Accrued payments to Agricultural Sustainability Trust	4,000	4,000
Long term debt, net of current portion	1,518	249
Senior Convertible Promissory Notes	5,596	7,763
Return of Contributions Payable to POS-Minerals	33,884	—
Other accrued liabilities	1,125	1,125
Total Liabilities	55,823	25,036

COMMITMENTS AND CONTINGENCIES

CONTINGENTLY REDEEMABLE NONCONTROLLING INTEREST (“CRNCI”)	174,864	210,317

EQUITY
Common stock, $0.001 par value; 200,000,000 shares authorized, 95,720,021 and 92,200,657 shares issued and outstanding, respectively	96	92
Additional paid-in capital	279,363	276,718
Accumulated deficit during exploration and development stage	(160,703)	(150,117)
Total Equity	118,756	126,693
TOTAL LIABILITIES, CRNCI, AND EQUITY	$349,443	$362,046

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOLY, INC. (“GMI”)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited — In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
REVENUES	$—	$—	$—	$—
OPERATING EXPENSES:
Exploration and evaluation	277	986	394	1,120
General and administrative expense	2,007	1,841	4,994	4,066
TOTAL OPERATING EXPENSES	2,284	2,827	5,388	5,186
LOSS FROM OPERATIONS	(2,284)	(2,827)	(5,388)	(5,186)
OTHER INCOME / (EXPENSE):
Loss on Termination of Power Transmission Contract	(4,317)	—	(4,317)	—
Loss on Extinguishment of Senior Convertible Notes	(810)	—	(930)	—
Interest expense	(275)	—	(836)	—
TOTAL OTHER (EXPENSE) / INCOME, NET	(5,402)	—	(6,083)	—
LOSS BEFORE INCOME TAXES	(7,686)	(2,827)	(11,471)	(5,186)
Income Taxes	—	—	—	—
CONSOLIDATED NET LOSS	$(7,686)	$(2,827)	$(11,471)	$(5,186)
Less: Net loss attributable to CRNCI	875	—	885	—
NET LOSS ATTRIBUTABLE TO GMI	$(6,811)	$(2,827)	$(10,586)	$(5,186)
Basic and diluted net loss attributable to GMI per share of common stock	$(0.07)	$(0.03)	$(0.11)	$(0.06)
Weighted average number of shares outstanding — basic and diluted	95,020	91,873	94,041	91,868

COMPREHENSIVE LOSS	$(6,811)	$(2,827)	$(10,586)	$(5,186)

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOLY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited — In thousands)

	Six Months Ended
	June 30, 2015	June 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated Net Loss	$(11,471)	$(5,186)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	120	146
Non-cash Interest expense	445	—
Stock-based compensation for employees and directors	592	1,023
Loss on Termination of Power Transmission Contract	218	—
Loss on Extinguishment of Senior Convertible Notes	930	—
(Increase) decrease in deposits, prepaid expenses and other	(39)	82
(Decrease) increase in accounts payable and accrued liabilities	(2,111)	326
(Decrease) in post closure reclamation and remediation costs	(53)	(273)
Net cash used by operating activities	(11,369)	(3,882)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase and development of mining properties, land and water rights	(2,259)	(4,980)
Deposits on property, plant and equipment	(11,315)	(576)
Decrease in restricted cash	30,495	(17)
Net cash provided (used) by investing activities	16,921	(5,573)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash contributions (returned to)/received from POS-Minerals	(684)	144
Repayment of Long-Term Debt	(106)	(128)
Stock proceeds, net of issuance costs	(68)	(4)
Net cash (provided by) used in financing activities	(858)	12
Net increase (decrease) in cash and cash equivalents	4,694	(9,443)
Cash and cash equivalents, beginning of period	13,269	21,685
Cash and cash equivalents, end of period	$17,963	$12,242
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Equity compensation capitalized as development	$139	$463
Change in accrued portion of deposits on property, plant and equipment	(14)	(552)
Conversion of Senior Convertible Promissory Notes	(2,488)	—
Non-Convertible Senior Promissory Notes Issued	1,340	—
Return of Contributions payable to POS-Minerals	36,000	—
Reduction in Return of Contributions payable to POS-Minerals	(2,116)	—
Write off of debt issuance costs	(115)	—
Accrued portion of interest on convertible notes	23	—
Accrued portion of Advance Royalties	—	500

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

In addition, under the terms of the LLC Agreement, since commercial production at the Mt. Hope Project was not achieved by December 31, 2011, the LLC will be required to return to POS-Minerals $36.0 million, since reduced to $33.9 million as discussed below, of its capital contributions (“Return of Contributions”), with no corresponding reduction in POS-Minerals’ ownership percentage.  Effective January 1, 2015, as part of a comprehensive agreement concerning the release of the reserve account described below, Nevada Moly and POS-Minerals agreed that the Return of Contributions will be due to POS-Minerals on December 31, 2020; provided that, at any time on or before November 30, 2020, Nevada Moly and POS-Minerals may agree in writing to extend the due date to December 31, 2021; and if the due date has been so extended, at any time on or before November 30, 2021, Nevada Moly and POS-Minerals may agree in writing to extend the due date to December 31, 2022.  If the repayment date is extended, the unpaid amount will bear interest at a rate per annum of LIBOR plus 5%, which interest shall compound quarterly, commencing on December 31, 2020 through the date of payment in full.  Payments of accrued but unpaid interest, if any, shall be made on the repayment date.  Nevada Moly may elect, on behalf of the Company to cause the Company to prepay, in whole or in part, the Return of Contributions at any time, without premium or penalty, along with accrued and unpaid interest, if any.

The original amount of $36.0 million due to POS-Minerals will be reduced, dollar for dollar, by the amount of capital contributions for equipment payments required from POS-Minerals under approved budgets of the LLC, as discussed further below.  As of June 30, 2015, this amount has been reduced by $2.1 million, consisting of 20% of an $8.4 million dollar principal payment made on milling equipment in March 2015 and a $2.2 million dollar principal payment made on electrical transformers in April 2015, such that the remaining amount due to POS-Minerals is $33.9 million.  If Nevada Moly does not fund its additional capital contribution in order for the LLC to make the required Return of Contributions to POS-Minerals set forth above, POS-Minerals has an election to either make a secured loan to the LLC to fund the Return of Contributions, or receive an additional interest in the LLC estimated to be 5%.  In the latter case, Nevada Moly’s interest in the LLC is subject to dilution by a percentage equal to the ratio of 1.5 times the amount of the unpaid Return of Contributions over the aggregate amount of deemed capital contributions (as determined under the LLC Agreement) of both parties to the LLC (“Dilution Formula”).  At June 30, 2015, the aggregate amount of deemed capital contributions of both parties was $1,085.0 million.

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

Effective January 1, 2015, Nevada Moly and POS-Minerals signed an amendment to the LLC agreement under which a separate $36.0 million previously held by the LLC in a reserve account established in December 2012 will be released for the benefit of the Mt. Hope Project through 2020.  In January 2015, the reserve account funded a reimbursement of contributions made by the members during the fourth quarter of 2014, inclusive of $0.7 million to POS-Minerals and $2.7 million to Nevada Moly.  The funds are now being used to pay ongoing expenses of the LLC until the Company obtains full financing for its portion of the Mt. Hope Project construction cost, or until the reserve account is exhausted.  Any remaining funds after financing is obtained will be returned to the Company.  The balance of the reserve account at June 30, 2015 was $17.9 million.

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

Most of the provisions of the agreements with Hanlong were terminated in 2013 because no project financing occurred. However, Hanlong remains the owner of approximately 12% of our outstanding common stock and their representative continues as a member of our Board as of June 30, 2015.

Agreement with AMER International Group (“AMER”)

Private Placement

The Company and AMER entered into a private placement for 40 million common shares of the Company’s common stock and warrants to purchase 80 million shares of the Company’s common stock, priced using the trailing 90-day volume weighted average price (“VWAP”) of $0.50 on April 17, 2015, the date the investment agreement was signed. The Company anticipates the 40 million shares will be issued on the satisfaction of certain conditions including General Moly’s receipt of stockholder approval, which was received on June 30, 2015. Additional conditions include the requirements that AMER obtain necessary Chinese Government approvals for the transaction and provide a Letter of Intent from a major Chinese bank supporting the loan terms.

Upon closing of the equity investment, the Company and AMER will also enter into a stockholder agreement allowing AMER to nominate two Directors to General Moly’s then eight member Board of Directors. After Bank Loan drawdown, AMER will nominate a third director to General Moly’s then seven member Board of Directors. The stockholder agreement will also relate to, among other things, AMER’s acquisition and transfer of General Moly shares.

Term Loan

AMER has agreed to work with the Company to procure and support a Bank Loan of approximately $700 million from a major Chinese bank or banks for development of the Mt. Hope Project. AMER will guarantee the Bank Loan, which is anticipated to have normal and customary covenants and security arrangements.

When drawdown of the approximately $700 million Bank Loan becomes available and documentation is complete, the warrants issued to AMER under the private placement will vest and become exercisable using the trailing 90-day VWAP of $0.50 from the date the investment agreement was signed. All conditions to complete the warrants transaction must be completed no later than April 17, 2017.

Molybdenum Supply Agreement

The Company and AMER have agreed on the substantive terms of a definitive agreement that would provide a one-time option exercisable simultaneously with Bank Loan execution to purchase the balance of the Company’s share of Mt. Hope molybdenum production, estimated to be approximately 16.5 million pounds annually, for the first five years of production, and 70% of the Company’s annual share of Mt. Hope molybdenum production thereafter at a cost of spot price less a slight discount.

NOTE 2 — LIQUIDITY

The cash needs for the development of the Mt. Hope Project are significant and require that we and/or the LLC arrange for financing to be combined with funds anticipated to be received from POS-Minerals in order to retain its 20% membership interest.  If we are unsuccessful in obtaining financing, we will not be able to proceed with the development of the Mt. Hope Project.

The Company continues its efforts to obtain full financing of the fully permitted, construction-ready Mt. Hope Project.  On April 17, 2015, the Company announced a significant Investment and Securities Purchase Agreement (“Amer Investment Agreement”) with AMER.  With this new investment, the Company is creating a strategic partnership with AMER and AMER will make an equity investment in the Company to assist with the Company’s ability to secure full project financing for the Mt. Hope Project.  AMER has agreed to work with the Company to procure and support a senior secured term loan (“Bank Loan”) of approximately $700 million from a major Chinese bank or banks for development of the Mt. Hope Project, and to provide a guarantee for the Bank Loan.  On June 30, 2015, the Company received stockholder approval of the agreement with AMER.  Conditions precedent to closing the Amer Investment Agreement that remain to be satisfied include:  certain Chinese government agency approvals,  a letter of intent from a Prime Chinese Bank(s) of its intent to provide the Bank Loan, and the consent of APERAM to the AMER transaction.  Under the terms of the Amer Investment Agreement, closing shall occur by December 31, 2015.  Any or all of these conditions may be waived upon mutual agreement of the parties.

Discussions on sponsorship requirements, and indicative loan terms associated with a $700 million debt and up to $60 million equity package are continuing to advance, with interest from a large Chinese bank in advancing the loan proceeds to the Mt. Hope Project.  There is no assurance that the Company will be successful in obtaining the financing required to complete the Mt. Hope Project, or in raising additional financing in the future on terms acceptable to the Company, or at all.

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

In December 2014, the Company sold and issued $8.5 million in units consisting of Senior Convertible Promissory Notes (the “Notes”) and warrants to accredited investors, including several directors and each of our named executive officers, pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 thereunder. The Notes are unsecured obligations and are senior to any of the Company’s future secured obligations to the extent of the value of the collateral securing such obligations.  The warrants are exercisable between June 26, 2015 and December 26, 2019, for an aggregate of 8,535,000 shares of the Company’s common stock at $1.00 per share.  The Company received net proceeds from the sale of the units of approximately $8.0 million, after deducting offering expenses of approximately $0.5 million. Net proceeds from the sale are being used to fund ongoing operations.  In April 2015, a number of the participants exercised their right to convert the Notes.  Upon completion of the conversions, $1.3 million in non-convertible Senior Promissory Notes and 2.2 million shares were issued, with $5.9 million in Notes remaining available for conversion.  See additional discussion of the Notes in Note 6.

As previously mentioned, effective January 1, 2015, Nevada Moly and POS-Minerals amended their LLC agreement to allow for the use of the $36.0 million held by the LLC in a reserve account for use on the Mt. Hope Project.  The funds are now being used to pay ongoing expenses of the LLC until the Company obtains full financing for its portion of the Mt. Hope Project construction cost, or until the reserve account is exhausted.  The balance of the reserve account at June 30, 2015 was $17.9 million.

We continue to work with our long-lead vendors to manage the timing of contractual payments for milling equipment.  In March 2015, the LLC remitted $8.9 million to the manufacturer of our crusher, SAG and ball mills, and in early April 2015, made a $2.4 million payment due to the manufacturer of the two 230kV primary transformers.  Both payments were funded with cash from the reserve account, described above.  The following table sets forth the LLC’s remaining cash commitments under these equipment contracts (collectively, “Purchase Contracts”) at June 30, 2015 (in millions):

Year	As of June 30, 2015 *
2015	—
2016	1.2
2017	2.2
Total	$3.4

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

Through June 30, 2015, the LLC has made deposits and/or final payments of $85.5 million on equipment orders for which the LLC has additional contractual commitments of $3.4 million noted in the table above.  Of these deposits and/or final payments, $75.2 million relate to fully fabricated items, primarily milling equipment, while the remaining $10.3 million reflects both partially fabricated milling equipment, and non-refundable deposits on mining equipment.  The underlying value and recoverability of these deposits and our mining properties in our consolidated balance sheets are dependent on the LLC’s ability to fund development activities that would lead to profitable production and positive cash flow from operations, or proceeds from the disposition of these assets. There can be no assurance that the LLC will be successful in generating future profitable operations, disposing of these assets or the Company securing additional funding in the future on terms acceptable to us or at all.  Our consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded assets or liabilities.

In June 2015, the Company reached an agreement to terminate the existing third-party transmission contracts to provide power to the Mt. Hope Project in favor of a future arrangement for transmission under the provider’s network services agreement. With the agreement, the LLC received a return of approximately $7.9 million in cash net of termination costs, expenses and consideration to the transmission providers, resulting in a loss of $4.3 million to the LLC.

Based on our commitments as of June 30, 2015, the LLC expects to make additional payments for reclamation bonding costs of $0.5 million and advance royalties of $0.5 million through the end of 2015.  With our cash conservation plan, our non-equipment related cash requirements have declined to approximately $1.3 million per month, a portion of which is payable out of the $36.0 million reserve account, the balance of which was $17.9 million at June 30, 2015.  Accordingly, based on our current cash on hand and our ongoing cash conservation plan, the Company expects it will have adequate liquidity to fund our working capital needs through 2015.  Potential funding sources include public or private equity offerings, including the $20.0 million equity investment from AMER described above, arranging for use of other restricted cash, or sale of non-core assets owned by the Company.  There is no assurance that the Company will be successful in securing additional funding.  This could result in further cost reductions, contract cancellations, and potential delays which ultimately may jeopardize the development of the Mt. Hope Project.

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

Accounting Method

Our financial statements are prepared using the accrual basis of accounting in accordance with GAAP.  With the exception of the LLC, all of our subsidiaries are wholly owned.  In February 2008, we entered into the LLC Agreement, which established our ownership interest in the LLC at 80%.  The consolidated financial statements include all of our wholly owned subsidiaries and the LLC.  The POS-Minerals contributions attributable to their 20% interest are shown as Contingently Redeemable Noncontrolling Interest on the Consolidated Balance Sheet.  The net loss attributable to contingently redeemable noncontrolling interest is reflected separately on the Consolidated Statement of Operations and reduces the Contingently Redeemable Noncontrolling Interest on the Consolidated Balance Sheet.  Net losses of the LLC are attributable to the members of the LLC based on their respective ownership percentages in the LLC.  During 2015, the LLC had a $4.4 million loss primarily associated with a loss incurred upon termination of the electricity transmission contract discussed in Note 2, of which $0.9 million was attributed to the Contingently Redeemable Noncontrolling Interest.

Contingently Redeemable Noncontrolling Interest (“CRNCI”)

Under GAAP, certain noncontrolling interests in consolidated entities meet the definition of mandatorily redeemable financial instruments if the ability to redeem the interest is outside of the control of the consolidating entity.  As described in Note 1 — “Description of Business”, the LLC Agreement permits POS-Minerals the option to put its interest in the LLC to Nevada Moly upon a change of control, as defined in the LLC Agreement, followed by a failure by us or our successor company to use standard mining industry practice in connection with development and operation of the Mt. Hope Project as contemplated by the parties for a period of 12 consecutive months.  As such, the CRNCI has continued to be shown as a separate caption between liabilities and equity.  The carrying value of the CRNCI has historically included the $36.0 million Return of Contributions that will be returned to POS-Minerals in 2020, unless further extended by the members of the LLC as discussed above.  The expected Return of Contributions to POS-Minerals was carried at redemption value as we believed redemption of this amount was probable.  Effective January 1, 2015, Nevada Moly and POS-Minerals agreed that the $36.0 million Return of Contributions will be due to POS-Minerals on December 31, 2020, unless further extended by the members of the LLC as discussed above.  As a result, we have reclassified the $36.0 million payable to POS-Minerals from CRNCI to a non-current liability at redemption value, and subsequently reduced it by $2.1 million, consisting of 20% of an $8.4 million dollar principal payment made on milling equipment in March 2015 and a $2.2 million dollar principal payment made on electrical transformers in April 2015, such that the remaining amount due to POS-Minerals is $33.9 million.

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

We consider all restricted cash to be long-term.  As discussed above, in December 2012, the Company established a reserve account at the direction of the LLC management committee in the amount of $36.0 million.  Effective January 1, 2015, Nevada Moly and POS-Minerals agreed upon procedures for maintaining the Mt. Hope Project as described above.  Under the agreement, the $36.0 million held in the reserve account, which funds were to remain restricted until availability of the Company’s portion of financing for the Mt. Hope Project is confirmed or until the LLC management committee agreed to release the funds, will be released for the benefit of the Mt. Hope Project.  The balance of the reserve account at June 30, 2015 was $17.9 million.

Basic and Diluted Net Loss Per Share

Net loss per share was computed by dividing the net loss attributable to the Company by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Outstanding awards as of June 30, 2015 and December 31, 2014, respectively, were as follows:

	June 30, 2015	December 31, 2014
Warrants	9,535,000	9,535,000
Stock Options	226,112	271,112
Unvested Stock Awards	2,358,734	1,723,328
Stock Appreciation Rights	1,803,146	1,923,144

These awards were not included in the computation of diluted loss per share for the three months ended June 30, 2015 and 2014, respectively, because to do so would have been anti-dilutive.  Therefore, basic loss per share is the same as diluted loss per share.

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

At June 30, 2015 and December 31, 2014, accumulated depreciation and amortization was $2.4 and $2.3 million, respectively, of which $2.1 and $2.0 million, respectively, was capitalized.

Senior Convertible Promissory Notes and other Long-Term Debt

As discussed in Note 2, in December 2014, the Company sold and issued $8.5 million in units consisting of Senior Convertible Promissory Notes (the “Notes”) and warrants to accredited investors, including several directors and each of the named executive officers of the Company, pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 thereunder. The Notes are unsecured obligations and are senior to any of the Company’s future secured obligations to the extent of the value of the collateral securing such obligations.

The Notes bear interest at a rate of 10.0% per annum, payable in cash quarterly in arrears on each March 31, June 30, September 30, and December 31 beginning March 31, 2015. The Notes are convertible at any time in an amount equal to 80% of the greater of (i) the average volume weighted average price (“VWAP”) for the 30 Business Day period ending on the Business Day prior to the date of the conversion, or (ii) the average VWAP for the 30 Business Day period ending on the original issuance date of this note.  Each Note will convert into a maximum of 100 shares per note, resulting in the issuance of up to 8,535,000 shares. General Moly’s named executive officers and board of directors who participated in the offering are restricted from converting at a price less than $0.32, the most recent closing price at the time that the Notes were issued. The Notes are mandatorily redeemable at par plus the present value of remaining coupons upon (i) the availability of cash from a financing for the Mt. Hope Project or (ii) any other debt financing by the Company. In addition, 50% of any proceeds from the sale of assets cumulatively exceeding $250,000 will be used to prepay the Notes at par plus the present value of remaining coupons. The Company has the right to redeem the Notes at any time at par plus the present value of remaining coupons. The Private Placement was negotiated by independent members of General Moly’s board of directors, none of whom participated in the transaction.  As of June 30, 2015, an aggregate of $2.6 million of Notes had been converted into 2,625,000 shares of common stock and $1.3 million of non-convertible Senior Promissory Notes, resulting in a $0.2 million annual reduction in interest payments made by the Company in the servicing of the Notes, as further discussed in Note 6 below.

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

Reclamation and Remediation

Expenditures for ongoing compliance with environmental regulations that relate to current operations are expensed or capitalized as appropriate.  Future obligations to retire an asset, including site closure, dismantling, remediation and ongoing treatment and monitoring, are recorded as a liability at fair value at the time of construction or development.  The fair value determination is based on estimated future cash flows, the current credit-adjusted risk-free discount rate and an estimated inflation factor.  The value of asset retirement obligations is evaluated on an annual basis or as new information becomes available on the expected amounts and timing of cash flows required to discharge the liability.  The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount will be depreciated or amortized over the estimated life of the asset upon the commencement of commercial production.  An accretion cost, representing the increase over time in the present value of the liability, is also recorded each period as accretion expense.  As reclamation work is performed or liabilities are otherwise settled, the recorded amount of the liability is reduced.

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

Summary. The following is a summary of mining properties, land and water rights at June 30, 2015 and December 31, 2014 (in thousands):

	At June 30, 2015	At December 31, 2014
Mt. Hope Project:
Development costs	$168,134	$165,785
Mineral, land and water rights	11,554	11,728
Advance Royalties	29,300	29,300
Total Mt. Hope Project	208,988	206,813
Total Liberty Project	9,698	9,701
Other Properties	81	81
Total	$218,767	$216,595

Development costs of $168.1 million include hydrology and drilling costs, expenditures to further the permitting process, capitalized salaries, project engineering costs, and other expenditures required to fully develop the Mt. Hope Project.  Deposits and/or final payments on project property, plant and equipment of $85.5 million represent ongoing progress payments on equipment orders for the custom-built grinding and milling equipment, related electric mill drives, and other processing equipment that require the longest lead times.

Restricted Cash held for Electricity Transmission

In 2008, the LLC paid $12.0 million into an escrow arrangement for electricity transmission services.  The amount represented security for a third party transmission contract that would provide power to the Mt. Hope Project, and was accounted for as restricted cash. As electricity transmission was not delivered to the Mt. Hope Project by December 1, 2014, the LLC worked with the provider to terminate the existing agreement in favor of arranging for transmission under the provider’s network services agreement.  As discussed in Notes 2 and 3, in June 2015, the Company finalized an agreement to terminate the existing third-party transmission contracts to provide power to the Mt. Hope Project in favor of a future arrangement for transmission under the provider’s network services agreement. With the agreement, the LLC received a return of approximately $7.9 million in cash net of termination costs, expenses and consideration to the transmission providers, resulting in a loss of $4.3 million to the LLC.

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

The following table shows asset retirement obligations for future mine closure and reclamation costs in connection with the Mt. Hope Project and within the boundaries of the Plan of Operations (“PoO”):

At June 30, 2015
(in thousands)
At January 1, 2014	$1,112
Accretion Expense	80
Adjustments *	(115)
At December 31, 2014	$1,077
Accretion Expense	37
Adjustments *	(54)
At June 30, 2015	$1,060

*  Includes additions, annual changes to the escalation rate, the market-risk premium rate, or reclamation time periods.

The estimated future reclamation costs for the Mt. Hope Project have been discounted using a rate of 8%.  The total inflated and undiscounted estimated reclamation costs associated with current disturbance under the PoO at the Mt. Hope Project were $7.0 million at June 30, 2015.  Increases in ARO liabilities resulting from the passage of time are recognized as accretion expense.

The LLC is required by U.S. federal and state laws to provide financial assurance sufficient to allow a third party to implement approved closure and reclamation plans if the LLC is unable to do so.  The laws govern the determination of the scope and cost of the closure, and the amount and forms of financial assurance.  The LLC has provided the appropriate regulatory authorities with $75.1 million in reclamation financial guarantees through the posting of surety bonds for reclamation of the Mt. Hope Project as approved in the ROD.  As of June 30, 2015, we had $4.6 million in cash deposits associated with these bonds, which are specific to the PoO disturbance and accounted for as restricted cash and are unrelated to the inflated and undiscounted liability referenced above.

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

	Mt. Hope Project outside PoO boundary	Liberty
	(in thousands)
At January 1, 2014	81	125
Adjustments *	—	(7)
At December 31, 2014	$81	$118
Adjustments *	—	—
At June 30, 2015	$81	$118

*  Includes reduced / reclaimed disturbance, BLM rate changes, and transfer into the approved PoO

NOTE 6 — SENIOR CONVERTIBLE PROMISSORY NOTES

In December 2014, the Company sold and issued 85,350 Units of Senior Convertible Promissory Notes (the “Convertible Notes”) with warrants (the “Warrants”) to qualified buyers pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, of which 23,750 Units were sold and issued to related parties, including several directors and each of our named executive officers. The Convertible Notes are unsecured obligations and are senior to any of the Company’s future secured obligations to the extent of the value of the collateral securing such obligations.

The transaction value of $8.5 million was allocated between debt for the Convertible Notes and equity for the Warrants based on the relative fair value of the two instruments.   This resulted in recording $0.8 million in Additional Paid In Capital for the relative fair value of the Warrants and $7.7 million as Convertible Notes.  The Company received net proceeds from the sale of the Convertible Notes of approximately $8.0 million, after deducting offering expenses of approximately $0.5 million, which was allocated between debt and equity. As a result, the Company recognized $0.4 million as Debt Issuance Costs to be amortized over the expected redemption period, and $0.1 million recognized as a reduction to Additional Paid in Capital. Net proceeds from the sale will be used to fund ongoing operations until the Company’s portion of project financing is obtained.

The Convertible Notes bear interest at a rate of 10.0% per annum, payable in cash quarterly in arrears on each March 31, June 30, September 30, and December 31 beginning March 31, 2015. The Notes mature on December 26, 2019 unless earlier redeemed, repurchased or converted. The Company may redeem the Convertible Notes for cash, either in whole or in part, at any time, in exchange for the sum of (i) a cash payment equal to the unpaid principal plus all accrued but unpaid interest through the date of redemption and (ii) the present value of the remaining scheduled interest payments discounted to the maturity date at the annual percentage yield on U.S. Treasury securities with maturity similar to the notes plus 25 basis points (the “Optional Redemption”). The Convertible Notes are mandatorily redeemable at par plus the present value of remaining coupons upon (i) the availability of cash from a financing for Mt. Hope and (ii) any other debt financing by the Company. In addition, 50% of any proceeds from the sale of assets cumulatively exceeding $250,000 will be used to prepay the Convertible Notes at par plus the present value of remaining coupons (the “Mandatory Redemption”).

The Convertible Notes are convertible at any time in an amount equal to 80% of the greater of (i) the average VWAP for the 30 Business Day period ending on the Business Day prior to the date of the conversion, or (ii) the average VWAP for the 30 Business Day period ending on the original issuance date of the note.  Each Convertible Note will convert into a maximum of 100 shares per note, resulting in the issuance of 8,535,000 shares, or 9.3% of shares outstanding as of December 31, 2014 (the “Conversion Option”). General Moly’s executive management team and board of directors who participate in the offering will be restricted from converting at a price less than $0.32, the most recent closing price at the time that the Convertible Notes were issued.

If the Company undergoes a “fundamental change”, the Convertible Notes will be redeemed for cash at a repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased plus accrued and unpaid interest, including contingent interest and additional amounts, if any. Examples creating a “fundamental change” include the reclassification of the common stock, consolidation or merger of the Company with another entity or sale of all or substantially all of the Company’s assets.

As of June 30, 2015, certain holders of the Convertible Notes, including both directors and named executive officers of the Company, elected to convert notes totaling $2.6 million, reducing the principal balance of the Convertible Notes to $5.9 million. Upon conversion, the Convertible Notes holders received 2,625,000 shares of common stock, at conversion prices ranging from $0.3462 to $0.5485, and were issued non-convertible Senior Promissory Notes (“Promissory Notes”) of $1.3 million, pursuant to the terms of the share maximum provision of the Conversion Option.  The Promissory Notes have identical terms to the Convertible Notes, with the exception that the holder no longer has a Conversion Option. Accordingly, the Promissory Notes bear interest equal to 10.0% per annum, payable in cash quarterly in arrears on each March 31, June 30, September 30, and December 31 and mature on December 26, 2019.  The conversions will result in a $0.2 million annual reduction in interest payments made by the Company in the servicing of the Notes.  For the three and six months ended June 30, 2015,  the loss on extinguishment incurred at conversion was $0.8 million and $0.9 million, respectively.

Based on the redemption and conversion features discussed above, the Company determined that there were embedded derivatives that require bifurcation from the debt instrument and accounted for under ASC 815. Embedded derivatives are separated from the host contract, the Convertible Notes, and carried at fair value when: (a) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract; and (b) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument. The Company has concluded that the Mandatory Redemption and Conversion Option features embedded within the Convertible Notes meet these criteria and, as such, must be valued separate and apart from the Convertible Notes as one embedded derivative and recorded at fair value each reporting period (the “Embedded Derivatives”).

A probability-weighted calculation was utilized to estimate the fair value of the Mandatory Redemption.  The Company used a binomial lattice model in order to estimate the fair value of the Conversion Option in the Convertible Notes. A binomial lattice model generates two probable outcomes, arising at each point in time, starting from the date of valuation until the maturity date. A lattice was initially used to determine if the Convertible Notes would be converted or held at each decision point. Within the lattice model, the Company assumes that the Convertible Notes will be converted early if the conversion value is greater than the holding value.

As of June 30, 2015 and December 31, 2014, respectively, the carrying value of the Convertible Notes, absent the embedded derivatives, was $5.1 million and $6.9 million inclusive of an unamortized debt discount of $0.9 million and $1.7 million, all of which is considered long term debt. The fair value of the Convertible Notes was $7.7 million and $11.2 million at June 30, 2015 and December 31, 2014, respectively. As of June 30, 2015, the carrying value of the Promissory Notes was $1.3 million. The fair value of the Promissory Notes was $0.9 million at June 30, 2015. There were no outstanding borrowings related to the Promissory Notes as of December 31, 2014.

The embedded derivatives recorded in Convertible Notes at fair value were $0.5 million and $0.9 million at June 30, 2015 and December 31, 2014, respectively. The changes in the estimated fair value of the embedded derivatives during the three months and six months ended June 30, 2015 resulted in a net gain of $0.2 million and $0.1 million, respectively. Gain or loss on embedded derivatives is recognized as Interest Expense in the Statement of Operations.

The Company has estimated the fair value of the Convertible Notes, embedded derivatives, and Promissory Notes based on Level 3 inputs. Changes in certain inputs into the valuation models can have a significant impact on changes in the estimated fair value. For example, the estimated fair value of the embedded derivatives will generally decrease with; (1) a decline in the stock price; (2) increases in the estimated stock volatility; and (3) an increase in the estimated credit spread.

The following inputs were utilized to measure the fair value of the embedded derivatives: (i) price of the Company’s common stock; (ii) Conversion Rate (as defined in the Note); (iii) Conversion Price (as defined in the indenture); (iv) maturity date; (v) risk-free interest rate; (vi) estimated stock volatility; (vii) estimated credit spread for the Company; (viii) default intensity; and (ix) recovery rate.

The following tables set forth the inputs to the models that were used to value the embedded derivatives:

	June 30, 2015	December 31, 2014
Stock Price	$0.71	$0.64
Maturity Date	December 31, 2019	December 31, 2019
Risk-Free Interest Rate	1.48%	1.75%
Estimated Stock Volatility	40.00%	40.00%
Default Intensity	2.00%	2.00%
Recovery Rate	30.00%	30.00%

Type of Event	Expected Date	Probability of Event
Mandatory Redemption	July 31, 2016	80%
Conversion Option	March 31, 2017	10%
Note Reaches Maturity	December 31, 2019	10%

NOTE 7 — COMMON STOCK UNITS, COMMON STOCK AND COMMON STOCK WARRANTS

During the three and six months ended June 30, 2015, we issued 1,042 and 894,364 shares of common stock, respectively, pursuant to stock awards under the 2006 Equity Incentive Plan.

On December 26, 2014, the Company issued 8.5 million warrants in connection with the private placement of its Convertible Senior Promissory Notes described in Note 6 at a price of $1.00 per share and had a relative fair value of $0.8 million.  In addition, the $0.8 million value placed on the warrants was considered a debt discount and is to be amortized over the expected redemption period.

Of the warrants outstanding at June 30, 2015, 1.0 million are exercisable at $5.00 per share once General Moly has received financing necessary for the commencement of commercial production at the Mt. Hope Project and will expire one year thereafter, and the remaining 8.5 million are exercisable at $1.00 per share at any time from June 26, 2015 through their expiration on December 26, 2019.

Pursuant to our Certificate of Incorporation, we are authorized to issue 200.0 million shares of $0.001 par value common stock.  All shares have equal voting rights, are non-assessable and have one vote per share.  Voting rights are not cumulative and therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.  On June 30, 2015, the Company received approval from its shareholders to increase the authorized shares available under its Certificate of Incorporation to 650.0 million shares and the Certificate of Amendment was filed in Delaware on July 14, 2015.

Additionally, on June 30, 2015, the Company’s  shareholders approved an amendment to the Company’s certificate of incorporation providing the Board with the flexibility to effect a reverse stock split of the Company’s common stock.  This amendment has not yet been implemented by the Board.

NOTE 8 — PREFERRED STOCK

Pursuant to our Certificate of Incorporation we are authorized to issue 10,000,000 shares of $0.001 per share par value preferred stock.  The authorized but unissued shares of preferred stock may be issued in designated series from time to time by one or more resolutions adopted by the Board.  The Board has the authority to determine the preferences, limitations and relative rights of each series of preferred stock.  At June 30, 2015, and December 31, 2014, no shares of preferred stock were issued or outstanding.

NOTE 9 — EQUITY INCENTIVES

In 2006, the Board and shareholders of the Company approved the 2006 Equity Incentive Plan (“2006 Plan”) that replaced the 2003 Equity Incentive Plan (“2003 Plan”).  In May 2010, our shareholders approved an amendment to the 2006 Plan increasing the number of shares that may be issued under the plan by 4,500,000 shares to 9,600,000 shares.  The 2006 Plan authorizes the Board, or a committee of the Board, to issue or transfer up to an aggregate of 9,600,000 shares of common stock, of which 219,206 remain available for issuance as of June 30, 2015.  Awards under the 2006 Plan may include incentive stock options, non-statutory stock options, restricted stock units, restricted stock awards, and stock appreciation rights (“SARs”).  At the option of the Board, SARs may be settled with cash, shares, or a combination of cash and shares.  The Company settles the exercise of other stock-based compensation with newly issued common shares.

Stock-based compensation cost is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes option pricing model and is recognized as compensation ratably on a straight-line basis over the requisite vesting/service period.  As of June 30, 2015, there was $2.0 million of total unrecognized compensation cost related to share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.7 years.

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

At June 30, 2015, the aggregate intrinsic value of outstanding and exercisable (fully vested) options and SARs was nil and had a weighted-average remaining contractual term of 1.7 years.  No options or SARs were exercised during the three or six months ended June 30, 2015.

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

The compensation expense recognized by the Company for Stock Awards is based on the closing market price of the Company’s common stock on the date of grant.  For the six months ended June 30, 2015, the weighted-average grant date fair value for Stock Awards was $0.49.  The total fair value of stock awards vested during the six months ended June 30, 2015 is $0.4 million.

Summary of Equity Incentive Awards

The following table summarizes activity under the Plans during the six months ended June 30, 2015:

	Stock Options		SARs		Stock Awards
	Weighted Average Exercise Price	Number of Shares Under Option	Weighted Average Strike Price	Number of Shares Under Option	Weighted Average Grant Price	Number of Shares
Balance at January 1, 2015	$7.25	271,112	$2.76	1,923,144	$2.73	1,723,328
Awards Granted	—	—	—	—	0.49	1,670,000
Awards Exercised or Earned	—	—	—	—	1.51	(1,034,594)
Awards Forfeited	—	—	—	—	—	—
Awards Expired	8.59	(45,000)	0.80	(119,998)	—	—
Balance at June 30, 2015	$6.98	226,112	2.89	1,803,146	1.67	2,358,734

Exercisable at June 30, 2015	$8.12	76,112	2.09	433,388

A summary of the status of the non-vested awards as of June 30, 2015 and changes during the six months ended June 30, 2015 is presented below:

	Stock Options		SARs		Stock Awards
	Weighted Average Fair Value	Number of Shares Under Option	Weighted Average Fair Value	Number of Shares Under Option	Weighted Average Fair Value	Number of Shares
Balance at January 1, 2015	$6.40	150,000	$3.14	1,369,758	$2.73	1,723,328
Awards Granted	—	—	—	—	0.49	1,670,000
Awards Vested or Earned	—	—	—	—	1.1.52	(1,034,594)
Awards Forfeited	—	—	—	—	—	—
Balance at June 30, 2015	$6.40	150,000	3.14	1,369,758	1.67	2,358,734

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

NOTE 10 — CHANGES IN CONTINGENTLY REDEEMABLE NONCONTROLLING INTEREST AND EQUITY

	Activity for Six Months Ended
Changes in CRNCI (Dollars in thousands)	June 30, 2015	June 30, 2014
Total CRNCI January 1, 2015, & 2014, respectively	$210,317	$209,007
Plus: Capital Contributions Attributable to CRNCI*	(684)	144
Less: Return of Contributions*	(36,000)	—
Less: Return of Contributions Attributable to CRNCI	2,116	—
Less: Net Loss Attributable to CRNCI	(885)	—
Total CRNCI June 30, 2015, and 2014, respectively	$174,864	$209,151

*See Note 1 for additional discussion of the Return of Contributions and associated Capital Contributions Attributable to CRNCI.

	Activity for Six Months Ended
Changes in Equity	June 30, 2015	June 30, 2014
Common stock:
At beginning of period	92	92
Stock Awards	1	—
Shares Issued upon Conversion of Senior Convertible Notes	3	—
At end of period	96	92

Additional paid-in capital:
At beginning of period	276,718	273,857
Share Issuance upon conversion of convertible debt	2,396	—
Issuance of non-convertible senior notes	(1,340)	—
Restricted stock net share settlement	(72)	(4)
Loss on Extinguishment of Senior Convertible Notes	930	—
Stock based compensation	731	1,486
At end of period	279,363	275,339
Accumulated deficit:
At beginning of period	(150,117)	(139,157)
Consolidated net loss	(10,586)	(5,186)
At end of period	(160,703)	(144,343)

Total Equity June 30, 2015, and 2014, respectively	$118,756	$131,088

NOTE 11 — INCOME TAXES

At June 30, 2015 and December 31, 2014 we had deferred tax assets principally arising from the net operating loss carry-forwards for income tax purposes multiplied by an expected rate of 35%. As management of the Company cannot determine that it is more likely than not that we will realize the benefit of the deferred tax assets, a valuation allowance equal to the net deferred tax asset has been established at June 30, 2015 and December 31, 2014.

As of June 30, 2015 and December 31, 2014, the Company had no unrecognized tax benefits.  There was no change in the amount of unrecognized tax benefits as a result of tax positions taken during the year or in prior periods or due to settlements with taxing authorities or lapses of applicable statues of limitations.  The Company is open to federal and state tax audits until the applicable statutes of limitations expire.

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

The Mt. Hope Lease requires a royalty advance (“Construction Royalty Advance”) of 3% of certain construction capital costs, as defined in the Mt. Hope Lease.  The LLC is obligated to pay a portion of the Construction Royalty Advance each time capital is raised for the Mt. Hope Project based on 3% of the expected capital to be used for those certain construction capital costs defined in the Mt. Hope Lease.  Through June 30, 2015, we have paid $23.6 million of the total Construction Royalty Advance.  Based on our Mt. Hope Project capital budget we estimate that a final reconciliation payment on the Capital Construction Cost Estimate (the

“Estimate”) will be due following the commencement of commercial production, after as-built costs are definitively determined.  The Company estimates, based on the revised capital estimate discussed above and the current timeline for the commencement of commercial production, that an additional $4.2 million will be due approximately 20 — 24 months after the commencement of construction.  This amount was accrued as of June 30, 2015.  The capital estimates may be subject to escalation in the event the Company experiences continued delays in achieving full financing for the Mt. Hope Project.

The LLC is also obligated to make a minimum annual advance royalty payment (“Annual Advance Royalty”) of $0.5 million each October 19 for any year wherein commercial production has not been achieved or the MHMI Production Royalty (as hereinafter defined) is less than $0.5 million.  As commercial production is not anticipated to commence until mid-2018, the Company has accrued $1.5 million in Annual Advance Royalty payments which will be due in three $0.5 million installments in October 2015, 2016 and 2017, respectively.  The Estimate and the Annual Advance Royalty are collectively referred to as the “Advance Royalties.”  All Advance Royalties are credited against the MHMI Production Royalties once the mine has achieved commercial production.  After the mine begins production, the LLC estimates that the MHMI Production Royalties will be in excess of the Annual Advance Royalties for the life of the Mt. Hope Project.  Until the advance royalties are fully credited, the LLC will pay one half of the calculated Production Royalty annually.  Assuming a $12 molybdenum price, the Annual Advance Royalties will be consumed within the first five years of commercial production.

Deposits on project property, plant and equipment

At June 30, 2015, the LLC has active orders with varying stages of fabrication on milling process equipment comprised of two 230kV primary transformers and substation, a primary crusher, a semi-autogenous mill, two ball mills, and various motors for the mills.  In late 2012 and early 2013, the LLC made additional commitments for wellfield materials and equipment, and placed purchase orders for long-lead milling process equipment including the commitments for the engineering portion of flotation cells and roaster equipment.

The following table sets forth the LLC’s cash commitments under mining and milling equipment contracts (collectively, “Purchase Contracts”) at June 30, 2015 (in millions):

Year	As of June 30, 2015 *
2015	—
2016	1.2
2017	2.2
Total	$3.4

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

Equipment and Supply Procurement

Through June 30, 2015, the LLC has made deposits and/or final payments of $85.5 million on equipment orders and has spent approximately $194.9 million for the development of the Mt. Hope Project, for a total Mt. Hope Project inception-to-date spend of $280.4 million.

In 2012, the LLC issued a firm purchase order for eighteen haul trucks.  The order provides for delivery of those haul trucks required to perform initial mine development, which will begin several months prior to commercial production.  Non-refundable down-payments of $1.2 million were made in 2012, with pricing subject to escalation as the trucks were not delivered prior to December 31, 2013.  During the third quarter of 2014, the LLC renegotiated the timelines for truck delivery, accepting a 4% price increase and delaying deliveries into December 2015.  Haul truck deliveries will be renegotiated during the second half of 2015 extending the delivery dates into 2016.  The contract is cancellable with no further liability to the LLC.

Also in 2012, the LLC issued a firm purchase order for four mine production drills with a non-refundable down-payment of $0.4 million, and pricing was subject to escalation if the drills were not delivered by the end of 2013.  In the third quarter of 2014, the LLC accepted a change order which delayed delivery into December 2015 and triggered a $0.3 million price increase.  Drill deliveries will be renegotiated during the second half of 2015 extending the delivery dates into 2016.  The contract remains cancellable with no further liability to the LLC.

On June 30, 2012, the LLC’s contract to purchase two electric shovels expired.  On July 11, 2012, we signed a letter of intent with the same vendor providing for the opportunity to purchase the electric shovels at prices consistent with the expired contract, less a special discount in the amount of $3.4 million to provide credit to the LLC for amounts paid as deposits under the expired contract.  The letter of intent provides that equipment pricing will remain subject to inflation indexes and guarantees production slots to ensure that the equipment is available when required by the LLC.  In June 2015, the parties agreed to extend the letter of intent through December 30, 2015.

Obligations under capital and operating leases

We have contractual operating leases that will require a total of $0.1 million in payments over the next three years.  Operating leases consist primarily of rents on office facilities and office equipment.  Our expected payments are $0.1 million, nil, and nil for the years ended December 31, 2015, 2016, and 2017, respectively.

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

The Trust may be funded by the LLC over several years based on the achievement of certain milestones, which are considered probable, and as such $4.0 million has been accrued in the Company’s June 30, 2015, financial statements and is included in mining properties, land, and water rights.

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

On September 22, 2014, the Plaintiffs filed their notice of appeal to the U.S. Court of Appeals for the Ninth Circuit of the District Court’s dismissal.  Plaintiffs submitted their Opening Brief on January 23, 2015 and Defendants and the LLC filed their Response Briefs on March 27, 2015.  Plaintiffs filed their Reply Brief on May 1, 2015 and all briefing has been concluded.  All Mt. Hope Project permits remain in effect and the Company is confident in the BLM’s process and will continue to vigorously defend this subsequent appeal of the ROD.

Water Rights Considerations

The Nevada State Engineer (“State Engineer”) has issued all water permits for the Mt. Hope Project.  Eureka County, Nevada and two other parties comprised of three individual water rights holders in Diamond Valley and one in Kobeh Valley filed a further appeal in July 2012 to the Nevada Supreme Court challenging the granting of water permits by the State Engineer.  On June 26, 2013, the appeal was consolidated with a similar appeal of the State Engineer’s approval of the Monitoring, Management and Mitigation Plan (“3M Plan”) of the Mt. Hope Project, discussed below, and the Nevada Supreme Court heard oral argument on June 30, 2014 and the Company is awaiting ruling by the Nevada Supreme Court.

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

ITEM 2.                                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References made in this Quarterly Report on Form 10-Q to “we,” “our,” “us,” or the “Company,” refer to General Moly, Inc.

The following discussion and analysis of our financial condition and results of operations constitutes management’s review of the factors that affected our financial and operating performance for six months ended June 30, 2015, and 2014.  This discussion should be read in conjunction with the consolidated financial statements and notes thereto contained elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2014, which was filed on March 11, 2015.

We routinely post important information about us on our Company website.  Our website address is www.generalmoly.com.

Overview

We began the development of the Mt. Hope Project on October 4, 2007.  During the year ended December 31, 2008 we also completed work on a pre-feasibility study of our Liberty Project, which we updated during 2014.

Mt. Hope Project

In August, 2007, we completed a Bankable Feasibility Study (“Bankable Feasibility Study” or “BFS”) that provided data on the viability, expected economics, and production and cost estimates of the project.  Since publication of the BFS, we have revised several estimates, based primarily on engineering progress, which is approximately 65% complete at June 30, 2015.  Our current estimates for the Mt. Hope Project capital cost requirements are referred to as the “Project Capital Estimate” and our current estimates for the Mt. Hope Project operating costs are referred to as the “Project Operating Cost Estimate”.  On January 16, 2014, we filed a technical report (the “January 2014 Technical Report”) prepared in accordance with National Instrument 43-101 Standards of Disclosure for Mineral Projects of the Canadian Securities Administration (“NI 43-101”) for the Mt. Hope Project. The NI 43-101 is a codified set of rules and guidelines for reporting and displaying information related to mineral properties owned by, or explored by, companies which report these results on stock exchanges within Canada. The completed report estimates molybdenum reserves and resources, production, capital and operating cost parameters, along with project economics.

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

In addition, under the terms of the LLC Agreement, since commercial production at the Mt. Hope Project was not achieved by December 31, 2011, the LLC will be required to return to POS-Minerals $36.0 million, since reduced to $33.9 million as discussed below, of its capital contributions (“Return of Contributions”), with no corresponding reduction in POS-Minerals’ ownership percentage.  Effective January 1, 2015, as part of a comprehensive agreement concerning the release of the reserve account described below, Nevada Moly and POS-Minerals agreed that the Return of Contributions will be due to POS-Minerals on December 31, 2020; provided that, at any time on or before November 30, 2020, Nevada Moly and POS-Minerals may agree in writing to extend the due date to December 31, 2021; and if the due date has been so extended, at any time on or before November 30, 2021, Nevada Moly and POS-Minerals may agree in writing to extend the due date to December 31, 2022.  If the repayment date is extended, the unpaid amount will bear interest at a rate per annum of LIBOR plus 5%, which interest shall compound quarterly, commencing on December 31, 2020 through the date of payment in full.  Payments of accrued but unpaid interest, if any, shall be made on the repayment date.  Nevada Moly may elect, on behalf of the Company to cause the Company to prepay, in whole or in part, the Return of Contributions at any time, without premium or penalty, along with accrued and unpaid interest, if any.

The original amount of $36.0 million due to POS-Minerals will be reduced, dollar for dollar, by the amount of capital contributions for equipment payments required from POS-Minerals under approved budgets of the LLC, as discussed further below.  As of June 30, 2015, this amount has been reduced by $2.1 million, consisting of 20% of an $8.4 million dollar principal payment made on milling equipment in March 2015 and a $2.2 million payment made on electrical transformers in April 2015, such that the remaining amount due to POS-Minerals is $33.9 million.  If Nevada Moly does not fund its additional capital contribution in order for the LLC to make the required Return of Contributions to POS-Minerals set forth above, POS-Minerals has an election to either make a secured loan to the LLC to fund the Return of Contributions, or receive an additional interest in the LLC estimated to be 5%.  In the latter case, Nevada Moly’s interest in the LLC is subject to dilution by a percentage equal to the ratio of 1.5 times the amount of the unpaid Return of Contributions over the aggregate amount of deemed capital contributions (as determined under the LLC Agreement) of both parties to the LLC (“Dilution Formula”).  At June 30, 2015, the aggregate amount of deemed capital contributions of both parties was $1,085.0 million.

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

Effective January 1, 2015, Nevada Moly and POS-Minerals signed an amendment to the LLC agreement under which a separate $36.0 million previously held by the LLC in a reserve account established in December 2012 will be released for the benefit of the Mt. Hope Project through 2020.  In January 2015, the reserve account funded a reimbursement of contributions made by the members during the fourth quarter of 2014, inclusive of $0.7 million to POS-Minerals and $2.7 million to Nevada Moly.  The funds are now being used to pay ongoing expenses of the LLC until the Company obtains full financing for its portion of the Mt. Hope Project construction cost, or until the reserve account is exhausted.  Any remaining funds after financing is obtained will be returned to the Company.  The balance of the reserve account at June 30, 2015 was $17.9 million.

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

On August 22, 2013, the District Court denied, without prejudice, the Motion for Preliminary Injunction based on the parties’ Joint Stipulation to Continue Preliminary Injunction Oral Argument, which advised the District Court that as a result of economic conditions, including the Company’s ongoing financing efforts, all major ground disturbing activities had ceased at the Mt. Hope Project.

On July 23, 2014, the District Court denied Plaintiffs’ motion for summary judgment in its entirety and on August 1, 2014 the District Court entered judgment in favor of the Defendants and the LLC, and against Plaintiffs regarding all claims raised in the Complaint.

On September 22, 2014, the Plaintiffs filed their notice of appeal to the U.S. Court of Appeals for the Ninth Circuit of the District Court’s dismissal.  Plaintiffs submitted their Opening Brief on January 23, 2015 and Defendants and the LLC filed their Response Briefs on March 27, 2015.  Plaintiffs filed their Reply Brief on May 1, 2015 and all briefing has been concluded.  All Mt. Hope Project permits remain in effect and the Company is confident in the BLM’s process and will continue to vigorously defend this subsequent appeal of the ROD.

The State of Nevada Division of Environmental Protection (“NDEP”) issued a Reclamation Permit for the Mt. Hope Project on November 19, 2012, which authorizes surface disturbance and construction of facilities.  The Reclamation Permit also approved the Phase 1 reclamation cost estimate of approximately $75.1 million and established bonding requirements based on this estimate.  The BLM accepted the LLC’s reclamation surety bonding in satisfaction of financial guarantee requirements under the ROD for the Mt. Hope Project.  The surety bond program remains funded with a cash collateral payment, which was reduced in November, 2014 from $5.6 million to $4.6 million.

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

Capital & Operating Cost Estimates

The development of the Mt. Hope Project has a Project Capital Estimate of $1,312 million, which includes development costs of approximately $1,245 million and $67 million in cash financial guaranty/bonding requirements, advance royalty payments, and power pre-payment estimates.  These capital costs were updated in the third quarter of 2012, and were then escalated by approximately 3% in the third quarter of 2013, for those items not yet procured or committed to by contract.  The Mt. Hope Project has not materially changed in scope and is currently designed at approximately 65% engineering completion, with solid scope definition.  The pricing associated with the estimate remains subject to escalation associated with equipment, construction labor and commodity price increases, and project delays, which will continue to be reviewed periodically.  The Project Capital Estimate does not include financing costs or amounts necessary to fund operating working capital and potential capital overruns, is subject to additional holding costs as the Company experiences delays in achieving its portion of financing for the Mt. Hope Project, and may be subject to other escalation and de-escalation as contracts and purchase arrangements are finalized at then current pricing.  From October 2007 through the year ended June 30, 2015, the LLC spent approximately $280.4 million of the estimated $1,312 million on development of the Mt. Hope Project.

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

Equipment and Supply Procurement

Through June 30, 2015, the LLC has made deposits and/or final payments of $85.5 million on equipment orders and has spent approximately $194.9 million for the development of the Mt. Hope Project, for a total Mt. Hope Project inception-to-date spend of $280.4 million.

In 2012, the LLC issued a firm purchase order for eighteen haul trucks.  The order provides for delivery of those haul trucks required to perform initial mine development, which will begin several months prior to commercial production.  Non-refundable down-payments of $1.2 million were made in 2012, with pricing subject to escalation as the trucks were not delivered prior to December 31, 2013.  During the third quarter of 2014, the LLC renegotiated the timelines for truck delivery, accepting a 4% price increase and delaying deliveries into December 2015.  Haul truck deliveries will be renegotiated during the second half of 2015 extending the delivery dates into 2016.  The contract is cancellable with no further liability to the LLC.

Also in 2012, the LLC issued a firm purchase order for four mine production drills with a non-refundable down-payment of $0.4 million, and pricing was subject to escalation if the drills were not delivered by the end of 2013.  In the third quarter of 2014, the LLC accepted a change order which delayed delivery into December 2015 and triggered a $0.3 million price increase.  Drill deliveries will be renegotiated during the second half of 2015 extending the delivery dates into 2016.  The contract remains cancellable with no further liability to the LLC.

On June 30, 2012, the LLC’s contract to purchase two electric shovels expired.  On July 11, 2012, we signed a letter of intent with the same vendor providing for the opportunity to purchase the electric shovels at prices consistent with the expired contract, less a special discount in the amount of $3.4 million to provide credit to the LLC for amounts paid as deposits under the expired contract.  The letter of intent provides that equipment pricing will remain subject to inflation indexes and guarantees production slots to ensure that the equipment is available when required by the LLC.  In June 2015, the parties agreed to extend the letter of intent through December 31, 2015.

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

Most of the provisions of the agreements with Hanlong were terminated in 2013 because no project financing occurred. However, Hanlong remains the owner of approximately 13% of our outstanding common stock and their representative continues as a member of our Board as of June 30, 2015.

Molybdenum Market Update

The worldwide molybdenum price fluctuated between $5.33 per pound in 2003 to over $40.00 per pound in 2005 and traded in the mid-$30s per pound prior to October 2008, when prices fell from approximately $33.50 per pound to $7.70 per pound in April 2009 as a result of the global financial crisis.  Subsequent to April 2009, prices slowly rose finishing 2009 at $12.00 per pound and further increasing to finish 2010 at $16.40 per pound.  By the end of 2011, prices had pulled back to $13.30 per pound, decreased further to $9.75 per pound at the conclusion of 2013, and fell to $9.13 per pound at the end of 2014. In 2015, molybdenum has traded in a range of $5.60 per pound to $9.40 per pound according to Ryan’s Notes, driven by softening spot market molybdenum demand, particularly in energy infrastructure, and a strengthening U.S. dollar, amongst other factors.

Outlook

We view the long-term outlook for our business positively, supported by limitations on supplies of molybdenum and the requirements for molybdenum in the steel industry.  World market prices for molybdenum and other commodities have fluctuated historically and are affected by numerous factors beyond our control.  We believe the underlying long-term fundamentals of the molybdenum business remain positive, supported by the significant role of molybdenum in the steel industry and a challenging long-term supply environment attributable to difficulty in replacing existing and high cost large mines’ output with new production sources.  Future molybdenum prices are expected to be volatile and are likely to be influenced by demand from China and emerging markets, as well as economic activity in the U.S. and other industrialized countries, the timing of the development of new supplies of molybdenum, and production levels of mines and molybdenum milling.

Liquidity, Capital Resources and Capital Requirements

For the period from December 31, 2014 to June 30, 2015

Our total consolidated cash balance at June 30, 2015 was $18.0 million compared to $13.3 million at December 31, 2014.  The increase in our cash balances for the six months ended June 30, 2015 was due primarily to funds released from the reserve account of $18.1 million and release of restricted cash upon termination of the electricity transmission agreement of $7.9 million, offset by payments made on long-lead equipment orders of $11.3 million as well as ongoing care and maintenance for the Mt. Hope Project and general and administrative expenditures incurred of $10.0 million.  Deposits on property, plant and equipment relate primarily to scheduled payments for long-lead time equipment for the Mt. Hope Project.  The majority of funds expended were used to advance the Mt. Hope Project.

The $36.0 million reserve account established in December of 2012, at the direction of the LLC management committee was payable to Nevada Moly upon release, at which time the funds would have become available for use by the Company.  Effective January 1, 2015, Nevada Moly and POS-Minerals signed an amendment to the LLC agreement under which $36.0 million held by the LLC in the reserve account will be released over the next few years, but only for the benefit of the Mt. Hope Project as discussed above.  The balance of the reserve account at June 30, 2015 was $17.9 million.

The cash needs for the development of the Mt. Hope Project are significant and require that we arrange for financing to be combined with funds anticipated to be received from POS-Minerals in order to retain its 20% membership interest.  The Company estimates the go-forward capital required for the Mt. Hope Project, based on 65% completed engineering, to be approximately $1,026 million, of which the Company’s 80% capital requirement is $821 million.

The Company continues its efforts to obtain full financing of the fully permitted, construction-ready Mt. Hope Project.  On April 17, 2015, the Company announced a significant Investment and Securities Purchase Agreement (“Amer Investment Agreement”) with AMER.  With this new investment, the Company is creating a strategic partnership with AMER and AMER will make an equity investment in the Company to assist with the Company’s ability to secure full project financing for the Mt. Hope Project.  AMER has agreed to work with the Company to procure and support a senior secured term loan (“Bank Loan”) of approximately $700 million from a major Chinese bank or banks for development of the Mt. Hope Project, and to provide a guarantee for the Bank Loan.  On June 30, 2015, the Company received stockholder approval of the agreement with AMER.  Conditions precedent to closing the Amer Investment Agreement that remain to be satisfied include:  certain Chinese government agency approvals, a letter of intent from a Prime Chinese Bank(s) of its intent to provide the Bank Loan, and the consent of APERAM to the AMER transaction.  Under the terms of the Amer Investment Agreement, closing shall occur by December 31, 2015.  Any or all of these conditions may be waived upon mutual agreement of the parties.

Discussions on sponsorship requirements, and indicative loan terms associated with a $700 million debt and up to $60 million equity package are continuing to advance, with strong interest from a large Chinese bank in advancing the loan proceeds to the Mt. Hope Project.  There is no assurance that the Company will be successful in obtaining the financing required to complete the Mt. Hope Project, or in raising additional financing in the future on terms acceptable to the Company, or at all.

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

As previously mentioned, effective January 1, 2015, Nevada Moly and POS-Minerals amended their LLC agreement to allow for the use of the $36.0 million previously held by the LLC in a reserve account for use on the Mt. Hope Project.  The funds are now being used to pay ongoing expenses of the LLC until the Company obtains full financing for its portion of the Mt. Hope Project construction cost, or until the reserve account is exhausted.  The balance of the reserve account at June 30, 2015 was $17.9 million.

Based on our commitments as of June 30, 2015, the LLC expects to make additional payments for reclamation bonding costs of $0.5 million and advance royalties of $0.5 million through the end of 2015.  With our cash conservation plan, our non-equipment related cash requirements have declined to approximately $1.3 million per month, a portion of which is payable out of the $36.0 million reserve account.  Accordingly, based on our current cash on hand and our ongoing cash conservation plan, the Company expects it will have adequate liquidity to fund our working capital needs through 2015.  Potential funding sources include public or private equity offerings, including the $20.0 million equity investment from AMER described above, arranging for use of restricted cash, or sale of non-core assets owned by the Company.  There is no assurance that the Company will be successful in securing additional funding.  This could result in further cost reductions, contract cancellations, and potential delays which ultimately may jeopardize the development of the Mt. Hope Project.

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

Total assets as of June 30, 2015 decreased to $349.4 million compared to $362.0 million as of December 31, 2014 primarily due to general and administrative expenses incurred and a $4.3 million loss incurred upon termination of the electricity termination contract at the LLC.

Other Capital Requirements

We also require additional capital to maintain our mining claims and other rights related to the Liberty Project, as well as continue payment of ongoing general and administrative costs associated with supporting our planned operations.

Results of Operations

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

For the three months ended June 30, 2015 we had a consolidated net loss of $7.7 million compared with a net loss of $2.8 million in the same period for 2014.  The 2015 net loss includes a $4.3 million write down of the power transmission account upon termination of the agreement in place for power transmission services at the LLC.

For the three months ended June 30, 2015 and 2014, exploration and evaluation expenses were $0.3 million and $1.0 million, respectively, as the Liberty Project remained largely in a care and maintenance mode during both periods.  Additionally, 2014 included additional costs related to the pre-feasibility study update during that year.

For the three months ended June 30, 2015 and 2014, general and administrative expenses were $2.0 million and $1.8 million, respectively, with slightly higher professional, legal and consulting fees incurred during 2015.

For the three months ended June 30, 2015 and 2014, interest income was nil as a result of low deposit interest rates on consolidated cash balances in 2015 and 2014.

For the three months ended June 30, 2015 and 2014, loss on extinguishment of convertible senior notes was $0.8 million and nil, respectively as a result of the conversion of convertible senior notes to common shares in April 2015.

Interest expense for the three months ended June 30, 2015 and 2014 was $0.3 million and nil, respectively.  In 2015, the Company incurred cash interest expense on the Convertible Senior Notes issued in late 2014 of $0.2 million.  Additionally, the Company recognized approximately $0.1 million in non-cash interest related to the amortization of the debt discount and debt issuance costs as discussed in Note 6 to the consolidated financial statements above.

Six months ended June 30, 2015, compared to six months ended June 30, 2014

For the six months ended June 30, 2015, we had a consolidated net loss of $11.5 million compared with a consolidated net loss of $5.2 million in the same period for 2014.  The 2015 net loss includes a $4.3 million write down of the power transmission account upon termination of the agreement in place for power transmission services at the LLC.

For the six months ended June 30, 2015, and 2014, exploration and evaluation expenses at the Liberty Project were $0.4 million and $1.1 million, respectively reflecting decreased spend of approximately $0.5 million on the pre-feasibility study, which was completed during 2014.

For the six months ended June 30, 2015, and 2014, general and administrative expenses were $4.9 million and $4.1 million, respectively.  The increase in costs compared to the previous year relates primarily to amounts incurred as part of the Company’s financing efforts, including legal and advisory fees.

Interest income was nil for the six months ended June 30, 2015, and 2014, as a result of substantially lower interest rates and lower consolidated cash balances during that time period.  Interest expense was $0.8 million and nil for the six months ended June 30, 2015, and 2014 as a result of interest incurred on the Senior Convertible Promissory Notes and Senior Promissory Notes in 2015.

Contractual Obligations

Our contractual obligations as of June 30, 2015 were as follows:

	Payments due by period (in millions)
Contractual obligations *	Total	2015	2016 - 2017	2018 & Beyond
Operating Lease Obligations	0.1	0.1	—	—
Agricultural Sustainability Trust Contributions	4.0	—	4.0	—
Senior Convertible Promissory Notes**	5.9	—	5.9	—
Senior Promissory Notes**	1.3	—	1.3	—
Equipment Purchase Contracts	3.4	—	3.4	—
Advance Royalties	5.2	0.5	4.7	—
Return of Contributions to POS-Minerals	33.8	—	—	33.8
Reclamation Surety Bonding	11.6	0.5	11.1	—
3M Plan Contributions	1.0	—	0.3	0.7
Total	$66.3	$1.1	$30.7	$34.5

* With the exception of the operating lease obligations, convertible senior promissory notes, senior promissory notes and return of contributions to POS-Minerals, all amounts are commitments of the LLC, and as a result of the agreement between Nevada Moly and POS-Minerals are to be funded by the $36.0 million reserve account until such time that the Company obtains financing for its portion of construction costs at the Mt. Hope Project or until the reserve account balance is exhausted, and thereafter are to be funded 80% by Nevada Moly and 20% by POS-Minerals.

** The Convertible Senior Promissory Notes and Senior Promissory Notes carry a contractual maturity date of December 31, 2019.  The Company has elected to show maturity at the date it anticipates the Term Loan will be received, thereby triggering mandatory redemption of the notes.

In 2012, the LLC issued a firm purchase order for eighteen haul trucks.  The order provides for delivery of those haul trucks required to perform initial mine development, which will begin several months prior to commercial production.  Non-refundable down-payments of $1.2 million were made in 2012, with pricing subject to escalation as the trucks were not delivered prior to December 31, 2013.  During the third quarter of 2014, the LLC renegotiated the timelines for truck delivery, accepting a 4% price increase and delaying deliveries into December 2015.  Haul truck deliveries will be renegotiated during the second half of 2015 extending the delivery dates into 2016.  The contract is cancellable with no further liability to the LLC.

Also in 2012, the LLC issued a firm purchase order for four mine production drills with a non-refundable down-payment of $0.4 million, and pricing was subject to escalation if the drills were not delivered by the end of 2013.  In the third quarter of 2014, the LLC accepted a change order which delayed delivery into December 2015 and triggered a $0.3 million price increase.  Drill deliveries will be renegotiated during the second half of 2015 extending the delivery dates into 2016.  The contract remains cancellable with no further liability to the LLC.

On June 30, 2012, the LLC’s contract to purchase two electric shovels expired.  On July 11, 2012, we signed a letter of intent with the same vendor providing for the opportunity to purchase the electric shovels at prices consistent with the expired contract, less a special discount in the amount of $3.4 million to provide credit to the LLC for amounts paid as deposits under the expired contract.  The letter of intent provides that equipment pricing will remain subject to inflation indexes and guarantees production slots to ensure that the equipment is available when required by the LLC.  In June 2015, the parties agreed to extend the letter of intent through December 31, 2015.

We continue to work with our long-lead vendors to manage the timing of contractual payments for milling equipment.  In March 2015, the LLC remitted $8.9 million to the manufacturer of our crusher, SAG and ball mills, and in early April 2015, made a $2.4 million payment due to the manufacturer of the two 230kV primary transformers.  Both payments were funded with cash from the reserve account.  The following table sets forth the LLC’s remaining cash commitments under these equipment contracts (collectively, “Purchase Contracts”) at June 30, 2015 (in millions):

Period	Cash Commitments Under Equipment Purchase Contracts as of June 30, 2015 *
3rd Quarter 2015	—
4th Quarter 2015	—
Total 2015	—
2016	1.2
2017	2.2
2018	—
Total	$3.4

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

Through June 30, 2015, the LLC has made deposits and/or final payments of $85.5 million on equipment orders for which the LLC has additional contractual commitments of $3.4 million noted in the table above.  Of these deposits and/or final payments, $75.2 million relate to fully fabricated items, primarily milling equipment, while the remaining $10.3 million reflects both partially fabricated milling equipment, and non-refundable deposits on mining equipment.  The underlying value and recoverability of these deposits and our mining properties in our consolidated balance sheets are dependent on the LLC’s ability to fund development activities that would lead to profitable production and positive cash flow from operations, or proceeds from the disposition of these assets. There can be no assurance that the LLC will be successful in generating future profitable operations or disposing of these assets or that the Company will secure additional funding in the future on terms acceptable to us or at all.  Our consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded assets or liabilities.

Obligations under capital and operating leases

We have contractual operating leases that will require a total of $0.1 million in payments over the next three years.  Operating leases consist primarily of rents on office facilities and office equipment.  Our expected payments are $0.1 million, nil, and nil for the years ended December 31, 2015, 2016, and 2017, respectively.

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

The Trust may be funded by the LLC over several years based on the achievement of certain milestones, which are considered probable, and as such $4.0 million has been accrued in the Company’s June 30, 2015, financial statements and is included in mining properties, land, and water rights.

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

In order to better manage commodity price risk and to seek to reduce the negative impact of fluctuations in prices, we will seek to enter into long-term supply contracts for our portion of the Mt. Hope production.  On December 28, 2007, we entered into a molybdenum supply agreement with ArcelorMittal S.A. (“ArcelorMittal”), the world’s largest steel company, that provides for ArcelorMittal to purchase 6.5 million pounds of molybdenum per year, plus or minus 10%, once the Mt. Hope Project commences commercial operations at minimum specified levels. The supply agreement provides for a floor price along with a discount for spot prices above the floor price and expires five years after the commencement of commercial production at the Mt. Hope Project.  Both the floor and threshold levels at which the percentage discounts change are indexed to a producer price index. According to public filings, on January 25, 2011, the boards of directors of ArcelorMittal S.A. and APERAM each approved the transfer of the assets comprising ArcelorMittal’s stainless and specialty steels businesses from its carbon steel and mining businesses to APERAM, a separate entity incorporated in the Grand Duchy of Luxembourg.  This transfer did not include the supply agreement the Company has in place with ArcelorMittal.  The shares of the Company’s common stock previously owned by ArcelorMittal were transferred to APERAM.

Additionally, on May 14, 2008, we entered into a molybdenum supply agreement with SeAH Besteel Corporation (“SeAH Besteel”), Korea’s largest manufacturer of specialty steels, which provides for SeAH Besteel to purchase 4.0 million pounds of molybdenum per year, plus or minus 10%, once the Mt. Hope Project commences commercial operations at minimum specified levels. Like the APERAM supply agreement, the supply agreement with SeAH Besteel provides for a floor price along with staged discounts for spot prices above the floor price and expires five years from the date of first supply under the agreement.  Both the floor and threshold levels at which the percentage discounts change are indexed to a producer price index.  On July 22, 2015, the Company and SeAH Besteel entered into a first amendment to the molybdenum supply agreement, which provides that the agreement will terminate on December 31, 2020, if commercial operations at the minimum specified levels have not commenced by that date.

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

Interest Rate Risk

As of June 30, 2015, we had a balance of cash and cash equivalents of $18.0 million and restricted cash of $22.9 million.  Interest rates on short term, highly liquid investments have not changed materially since 2010, and continue to be 1% or less on an annualized basis.

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

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

The Nevada State Engineer (“State Engineer”) has issued all water permits for the Mt. Hope Project.  Eureka County, Nevada and two other parties comprised of three individual water rights holders in Diamond Valley and one in Kobeh Valley filed a further appeal in July 2012 to the Nevada Supreme Court challenging the granting of water permits by the State Engineer.  On June 26, 2013, the appeal was consolidated with a similar appeal of the State Engineer’s approval of the Monitoring, Management and Mitigation Plan (“3M Plan”) of the Mt. Hope Project, discussed below, and the Nevada Supreme Court heard oral argument on June 30, 2014, and the Company awaits its ruling.

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

On September 22, 2014, the Plaintiffs filed their notice of appeal to the U.S. Court of Appeals for the Ninth Circuit of the District Court’s dismissal.  Plaintiffs submitted their Opening Brief on January 23, 2015 and Defendants and the LLC filed their Response Briefs on March 27, 2015.  Plaintiffs filed their Reply Brief on May 1, 2015 and all briefing has been concluded.  All Mt. Hope Project permits remain in effect and the Company is confident in the BLM’s process and will continue to vigorously defend this subsequent appeal of the ROD.

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

•                  certain pre-closing conditions may not be achieved and the parties may not complete the closure of the Amer Investment and Securities Purchase Agreement before its termination date of December 31, 2015;

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
10.1

Investment and Securities Purchase Agreement dated April 17, 2015, between General Moly, Inc. and Amer International Group Co., Ltd. (Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on April 21, 2015.)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
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

Dated: August 4, 2015

GENERAL MOLY, INC.

By:	/s/ David A. Chaput
David A. Chaput
Chief Financial Officer and Duly Authorized Officer