Form 10-Q
period 2015-09-30
General Moly, Inc
filed 2015-11-04
CIK 1275229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒  NO 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES   NO ☒

The number of shares outstanding of issuer’s common stock as of October 29, 2015, was 95,862,066.

PART I - FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

GENERAL MOLY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	September 30,	December 31,
	2015	2014
ASSETS:
CURRENT ASSETS
Cash and cash equivalents	$14,671	$13,269
Deposits, prepaid expenses and other current assets	243	698
Total Current Assets	14,914	13,967
Mining properties, land and water rights	219,922	216,595
Deposits on project property, plant and equipment	85,609	74,151
Restricted cash held at EMLLC	16,636	36,000
Restricted cash held for electricity transmission	—	12,021
Restricted cash held for reclamation bonds	4,923	5,358
Non-mining property and equipment, net	407	519
Debt Issuance Costs	169	441
Other assets	2,994	2,994
TOTAL ASSETS	$345,574	$362,046
LIABILITIES, CRCNI, AND EQUITY:
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$2,593	$4,633
Accrued advance royalties	500	500
Current portion of long term debt	240	290
Total Current Liabilities	3,333	5,423
Provision for post closure reclamation and remediation costs	1,170	1,276
Accrued advance royalties	5,700	5,200
Accrued payments to Agricultural Sustainability Trust	4,000	4,000
Long term debt, net of current portion	1,481	249
Senior Convertible Promissory Notes	5,423	7,763
Return of Contributions Payable to POS-Minerals	33,884	—
Other accrued liabilities	1,125	1,125
Total Liabilities	56,116	25,036

COMMITMENTS AND CONTINGENCIES

CONTINGENTLY REDEEMABLE NONCONTROLLING INTEREST ("CRNCI")	173,265	210,317

EQUITY
Common stock, $0.001 par value; 650,000,000 and 200,000,000 shares authorized, respectively, 95,742,698 and 92,200,657 shares issued and outstanding, respectively	96	92
Additional paid-in capital	279,475	276,718
Accumulated deficit during exploration and development stage	(163,378)	(150,117)
Total Equity	116,193	126,693
TOTAL LIABILITIES, CRNCI, AND EQUITY	$345,574	$362,046

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOLY, INC. (“GMI”)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited — In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014
REVENUES	$—	$—	$—	$—

OPERATING EXPENSES:
Exploration and evaluation	464	653	859	1,773
General and administrative expense	2,169	2,585	7,163	6,651
TOTAL OPERATING EXPENSES	2,633	3,238	8,022	8,424

LOSS FROM OPERATIONS	(2,633)	(3,238)	(8,022)	(8,424)

OTHER INCOME/(EXPENSE):
Loss on Termination of Power Transmission Contract	—	—	(4,317)	—
Loss on Extinguishment of Senior Convertible Notes	—	—	(930)	—
Interest expense	(56)	—	(892)	—
TOTAL OTHER (EXPENSE)/INCOME, NET	(56)	—	(6,139)	—

LOSS BEFORE INCOME TAXES	(2,689)	(3,238)	(14,161)	(8,424)

Income Taxes	—	—	—	—

CONSOLIDATED NET LOSS	$(2,689)	$(3,238)	$(14,161)	$(8,424)
Less: Net loss attributable to CRNCI	15	—	900	—
NET LOSS ATTRIBUTABLE TO GMI	$(2,674)	$(3,238)	$(13,261)	$(8,424)
Basic and diluted net loss attributable to GMI per share of common stock	$(0.03)	$(0.04)	$(0.14)	$(0.09)
Weighted average number of shares outstanding — basic and diluted	95,725	91,884	94,609	91,873

COMPREHENSIVE LOSS	$(2,674)	$(3,238)	$(13,261)	$(8,424)

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOLY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited — In thousands)

	Nine Months Ended
	September 30,	September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated Net loss	$(14,161)	$(8,424)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	181	219
Non-cash interest expense	305	—
Stock-based compensation for employees and directors	759	1,405
Loss on Termination of Power Transmission Contract	218	—
Loss on Extinguishment of Senior Convertible Notes	930
Decrease in deposits, prepaid expenses and other	455	310
(Decrease) increase in accounts payable and accrued liabilities	(2,114)	663
(Decrease) in post closure reclamation and remediation costs	(162)	(274)
Net cash used by operating activities	(13,589)	(6,101)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase and development of mining properties, land and water rights	(3,374)	(7,042)
Deposits on property, plant and equipment	(11,384)	(746)
Proceeds from sale of land and equipment	425	—
Decrease (increase) in restricted cash	31,820	(10)
Net cash used by investing activities	17,487	(7,798)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock proceeds, net of issuance costs	(70)	(11)
Cash contributions (returned to)/received from POS-Minerals	(2,268)	440
Repayment of Long-Term Debt	(158)	(195)
Net cash provided by financing activities:	(2,496)	234
Net increase (decrease) in cash and cash equivalents	1,402	(13,665)
Cash and cash equivalents, beginning of period	13,269	21,685
Cash and cash equivalents, end of period	$14,671	$8,020

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Equity compensation capitalized as development	$109	$590
Accrued portion of advance royalties	500	500
Conversion of Senior Convertible Promissory Notes	(2,488)	—
Non-Convertible Senior Promissory Notes Issued	1,340	—
Return of Contributions Payable to POS-Minerals	36,000	—
Reduction in Return of Contributions payable to POS-Minerals	(2,116)	—
Write off of debt issuance costs	(115)	—
Change in accrued portion of deposits on property, plant and equipment	74	(717)

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — DESCRIPTION OF BUSINESS

General Moly, Inc. (“we,” “us,” “our,” “Company,” ”GMI,” or “General Moly”) is a Delaware corporation originally incorporated as General Mines Corporation on November 23, 1925.  We have gone through several name changes and on October 5, 2007, we reincorporated in the State of Delaware (“Reincorporation”) through a merger involving Idaho General Mines, Inc. and General Moly, Inc., a Delaware corporation that was a wholly owned subsidiary of Idaho General Mines, Inc. The Reincorporation was effected by merging Idaho General Mines, Inc. with and into General Moly, with General Moly being the surviving entity.  For purposes of the Company’s reporting status with the United States Securities and Exchange Commission (“SEC”), General Moly is deemed a successor to Idaho General Mines, Inc.

The Company conducted exploration and evaluation activities from January 1, 2002 until October 4, 2007, when our Board of Directors (“Board”) approved the development of the Mt. Hope molybdenum property (“Mt. Hope Project”) in Eureka County, Nevada.  The Company is continuing its efforts to develop the Mt. Hope Project.  Since that time, the Company has continued its efforts to both obtain financing for and develop the Mt. Hope Project.  However, the combination of financing delays and court proceedings has resulted in a current suspension of development.  We also continue to evaluate the copper resource of our Liberty molybdenum and copper property (“Liberty Project”) in Nye County, Nevada.

The Mt. Hope Project

From October 2005 to January 2008, we owned the rights to 100% of the Mt. Hope Project.  Effective as of January 1, 2008, we contributed all of our interest in the assets related to the Mt. Hope Project, including our lease of the Mt. Hope Project, into Eureka Moly, LLC (“EMLLC” or “the LLC”), and in February 2008 entered into an agreement (“LLC Agreement”) for the development and operation of the Mt. Hope Project with POS-Minerals Corporation (“POS-Minerals”).  Under the LLC Agreement, POS-Minerals owns a 20% interest in the LLC and General Moly, through Nevada Moly, LLC (“Nevada Moly”), a wholly-owned subsidiary, owns an 80% interest.  In this report, POS-Minerals and Nevada Moly are also referred to as the “members”.  The ownership interests and/or required capital contributions under the LLC Agreement can change as discussed below.

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

In addition, under the terms of the LLC Agreement, since commercial production at the Mt. Hope Project was not achieved by December 31, 2011, the LLC will be required to return to POS-Minerals $36.0 million, since reduced to $33.9 million as discussed below, of its capital contributions (“Return of Contributions”), with no corresponding reduction in POS-Minerals’ ownership percentage.  Effective January 1, 2015, as part of a comprehensive agreement concerning the release of the reserve account described below, Nevada Moly and POS-Minerals agreed that the Return of Contributions will be due to POS-Minerals on December 31, 2020; provided that, at any time on or before November 30, 2020, Nevada Moly and POS-Minerals may agree in writing to extend the due date to December 31, 2021; and if the due date has been so extended, at any time on or before November 30, 2021, Nevada Moly and POS-Minerals may agree in writing to extend the due date to December 31, 2022.  If the repayment date is extended, the unpaid amount will bear interest at a rate per annum of LIBOR plus 5%, which interest shall compound quarterly, commencing on December 31, 2020 through the date of payment in full.  Payments of accrued but unpaid interest, if any, shall be made on the repayment date.  Nevada Moly may elect, on behalf of the Company, to cause the Company to prepay, in whole or in part, the Return of Contributions at any time, without premium or penalty, along with accrued and unpaid interest, if any.

The original Return of Contribution amount of $36.0 million due to POS-Minerals can be reduced, dollar for dollar, by the amount of capital contributions for equipment payments required from POS-Minerals under approved budgets of the LLC, as discussed further below.  As of September 30, 2015, this amount has been reduced by $2.1 million, consisting of 20% of an $8.4 million principal payment made on milling equipment in March 2015 and a $2.2 million principal payment made on electrical transformers in April 2015, such that the remaining amount due to POS-Minerals is $33.9 million.  If Nevada Moly does not fund its additional capital contribution in order for the LLC to make the required Return of Contributions to POS-Minerals set forth above, POS-Minerals has an election to either make a secured loan to the LLC to fund the Return of Contributions, or receive an additional interest in the LLC estimated to be 5%.  In the latter case, Nevada Moly’s interest in the LLC is subject to dilution by a percentage equal to the ratio of 1.5 times the amount of the unpaid Return of Contributions over the aggregate amount of deemed capital contributions (as determined under the LLC Agreement) of both parties to the LLC (“Dilution Formula”).  At September 30, 2015, the aggregate amount of deemed capital contributions of both parties was $1,078.3 million.

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

In November 2012, the Company and POS-Minerals began making monthly pro rata capital contributions to the LLC to fund costs incurred as required by the LLC Agreement.  The interest of a party in the LLC that does not make its monthly pro rata capital contributions to fund costs incurred is subject to dilution based on the Dilution Formula.  The Company and POS-Minerals consented, effective July 1, 2013, to Nevada Moly accepting financial responsibility for POS-Minerals’ 20% interest in costs related to Nevada Moly’s compensation and reimbursement as Manager of the LLC, and certain owners’ costs associated with Nevada Moly’s ongoing progress to complete project financing for its 80% interest, resulting in $2.9 million paid by Nevada Moly on behalf of POS-Minerals during the term of the consensual agreement, which ended on June 30, 2014.  From July 1, 2014 to December 31, 2014, POS-Minerals once again contributed its 20% interest in all costs incurred by the LLC.  Subject to the terms above, all required monthly contributions have been made by both parties.

Effective January 1, 2015,  Nevada Moly and POS-Minerals signed an amendment to the LLC Agreement under which a separate $36.0 million owed to Nevada Moly held by the LLC in a reserve account established in December 2012 is being released for the mutual benefit of both members related to the jointly approved Mt. Hope Project expenses through 2020.  In January 2015, the reserve account funded a reimbursement of contributions made by the members during the fourth quarter of 2014, inclusive of $0.7 million to POS-Minerals and $2.7 million to Nevada Moly.  The remaining funds are now being used to pay ongoing expenses of the LLC until the Company obtains full financing for its portion of the Mt. Hope Project construction cost, or until the reserve account is exhausted.  Any remaining funds after financing is obtained will be returned to Nevada Moly/the Company.  The balance of the reserve account at September 30, 2015 was $16.6 million.

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

Most of the provisions of the agreements with Hanlong were terminated in 2013 because no project financing occurred. However, Hanlong remains the owner of approximately 12% of our outstanding common stock and their representative, after election by the Company’s stockholders in 2013, continues as a member of our Board as of September 30, 2015.

Agreement with AMER International Group (“AMER”)

Private Placement

In April 2015, the Company and AMER entered into a private placement for 40 million shares of the Company’s common stock and warrants to purchase 80 million shares of the Company’s common stock, priced using the trailing 90-day volume weighted average price (“VWAP”) of $0.50 on April 17, 2015, the date the investment agreement was signed. General Moly received stockholder approval of the transaction on June 30, 2015.

On November 2, 2015, the Company and AMER entered into an amendment to the Investment and Securities Purchase Agreement, thereby creating a three tranche investment strategy that will create a strategic partnership to assist the Company in obtaining full financing for the Mt. Hope Project.   The first tranche of the amended Investment Agreement is a $4 million private placement representing 13,333,333 shares, priced at $0.30 per share, and warrants to purchase 80,000,000 shares of common stock at $0.50 per share. The $4 million private placement will be divided evenly between general corporate purposes and an expense reimbursement account to cover anticipated Mt. Hope financing costs and other jointly sourced business development opportunities. In addition, AMER and General Moly will enter into a Stockholder Agreement allowing AMER to nominate a director to a then seven member General Moly Board of Directors, additional directors following the close of Tranche 3, discussed below, and drawdown of a senior secured loan (“Bank Loan”).  The Stockholder Agreement also governs amer’s acquisition and transfer of General Moly shares.  The parties agreed to eliminate the condition to closing the Investment Agreement requireing a letter of intent from a Prime Chinese Bank endorsing the Bank Loan as a result of the current molybdenum market price and recent water rights decision from the Nevada Supreme Court. The parties also agreed to eliminate the requirement of the Company to obtain consent from APERAM,as Tranche 1 is being issued at $0.30 per share, which is above the October 30, 2015, closing price of $0.29 per share.

The second tranche of the amended Investment Agreement will include a $6 million private placement representing 12,000,000 shares, priced at $0.50 per share.  $5 million of the $6 million will be used for general corporate purposes and $1 million will be set aside for the expense reimbursement account discussed above. Closing of the second tranche is contingent on the Nevada State Engineer restoring permits for the Mt. Hope Project's water rights and for the price of molybdenum to average in excess of $8/lb for a 30 consecutive calendar day period.

The third tranche of the amended Investment Agreement will include a $10 million private placement representing 14,666,667 shares, priced at $0.68 per share. Execution of the third tranche is contingent on a final adjudication of the Mt. Hope Project's water rights through courts or settlement, if further protests and appeals result from the issuance of the water permits, and for the price of molybdenum to average in excess of $12/lb for a 30 consecutive calendar day period. After the third tranche of the agreement is executed, AMER will nominate a second director to General Moly’s then eight member Board of Directors.

The Company announced receipt of funds to successfully close the first tranche of the amended Investment Agreement on November 2, 2015.  The second and third tranches of the investment agreement may be subject to General Moly stockholder approval.

Term Loan

AMER has agreed to work cooperatively with the Company upon the return of improved molybdenum prices to procure and support a Bank Loan of approximately $700 million from a major Chinese bank or banks for development of the Mt. Hope Project. AMER will guarantee the Bank Loan, which is anticipated to have normal and customary covenants and security arrangements.

When documentation is complete and drawdown of the approximately $700 million Bank Loan becomes available, 80 million warrants to purchase common shares of General Moly will become exercisable by AMER at $0.50. After drawdown of the Bank Loan, AMER will nominate a third Director to General Moly’s Board of Directors. All conditions to complete the warrants transaction must be completed no later than April 17, 2017.

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

Although hampered by the continuing low molybdenum prices, the Company continues its efforts to obtain full financing of the Mt. Hope Project.  On April 17, 2015, the Company announced a significant Investment and Securities Purchase Agreement (“Amer Investment Agreement”) with AMER.  AMER has agreed to work with the Company to procure and support a senior secured term loan (“Bank Loan”) of approximately $700 million from a major Chinese bank or banks for development of the Mt. Hope Project, and to provide a guarantee for the Bank Loan.  On June 30, 2015, the Company received stockholder approval of the agreement with AMER.  As discussed in Note 1, on November 2, 2015, the Company announced receipt of funds to successfully clost the first tranche of the amended Investment Agreement, resulting in a $4 million cash inflow to the Company.

There is no assurance that the Company will be successful in obtaining the financing required to complete the Mt. Hope Project, or in raising additional financing in the future on terms acceptable to the Company, or at all.

In order to preserve our cash liquidity, we implemented in the third quarter of 2013, a cost reduction and personnel retention program, which included reductions in base cash compensation for our executive officers, senior management employees and members of the Board of Directors.  We approved cash and equity incentives for the executive officers who remained with the Company through the earliest to occur of a financing plan for the Mt. Hope Project approved by the Board, a Change of Control (as defined in the employment or change of control agreements between the Company and each of our executive officers); involuntary termination (absent cause); or January 15, 2015 (the “Vesting Date”), and a personnel retention program providing cash and equity incentives for other employees who remained with the Company.  On the January 15, 2015 Vesting Date, we paid $1.1 million in cash stay incentives to our eligible employees and executive officers, excluding our CEO, Bruce D. Hansen.  Mr. Hansen agreed to defer his $0.4 million cash stay incentive in consideration for an equity grant.  The Company also issued 726,493 shares of common stock on the January 15th Vesting Date under this plan.

In October 2015, the Company announced a management restructuring and cost reduction program, which includes a 25% reduction in workforce, compensation reductions for senior executives, and a reduction of engineering, administrative and consulting expenses.  This restructuring program resulted in a $0.2 million expense recorded in the Company’s September 30, 2015 financial statements.  An additional $0.2 million expense will be recorded in the fourth quarter related to the restructuring program.  The program is focused on maintaining liquidity and sustainability during a period of challenging market conditions in the mining industry.

In December 2014, the Company sold and issued $8.5 million in units consisting of Senior Convertible Promissory Notes (the “Notes”) and warrants to accredited investors, including several directors and each of our named executive officers, pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 thereunder. The Notes are unsecured obligations and are senior to any of the Company’s future secured obligations to the extent of the value of the collateral securing such obligations.  The warrants are exercisable between June 26, 2015 and December 26, 2019, for an aggregate of 8,535,000 shares of the Company’s common stock at $1.00 per share.  The Company received net proceeds from the sale of the units of approximately $8.0 million, after deducting offering expenses of approximately $0.5 million. Net proceeds from the sale are being used to fund ongoing operations.  In February and April 2015, a number of the participants exercised their right to convert the Notes.  Upon completion of the conversions, $1.3 million in non-convertible Senior Promissory Notes and 2.2 million shares were issued, with $5.9 million in Notes remaining available for conversion.  See additional discussion of the Notes in Note 6.

We continue to work with our long-lead vendors to manage the timing of contractual payments for milling equipment.  In March 2015, the LLC remitted $8.9 million to the manufacturer of our crusher, SAG and ball mills, and in early April 2015, made a $2.4 million payment due to the manufacturer of the two 230kV primary transformers.  Both payments were funded with cash from the reserve account, described above.  The following table sets forth the LLC’s remaining cash commitments under these equipment contracts (collectively, “Purchase Contracts”) at September 30, 2015 (in millions):

As of
September 30,
Year	2015 *
2016	1.2
2017	2.2
Total	$3.4

*All amounts are commitments of the LLC, and as a result of the agreement between Nevada Moly and POS-Minerals are to be funded by the reserve account until such time that the Company obtains financing for its portion of construction costs at the Mt. Hope Project or until the reserve account balance is exhausted, and thereafter are to be funded 80% by Nevada Moly and 20% by POS-Minerals.  POS-Minerals remains obligated to make capital contributions for its 20% portion of equipment payments required by approved budgets of the LLC, and such amounts contributed by the reserve account on behalf of POS-Minerals will reduce, dollar for dollar, the amount of capital contributions that the LLC is required to return to POS-Minerals, as described in Note 1.

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

Through September 30, 2015, the LLC has made deposits and/or final payments of $85.6 million on equipment orders for which the LLC has additional contractual commitments of $3.4 million noted in the table above.  Of these deposits and/or final payments, $75.3 million relate to fully fabricated items, primarily milling equipment, while the remaining $10.3 million reflects both partially fabricated milling equipment, and non-refundable deposits on mining equipment.  The underlying value and recoverability of these deposits and our mining properties in our consolidated balance sheets are dependent on the LLC’s ability to fund development activities that would lead to profitable production and positive cash flow from operations, or proceeds from the disposition of these assets. There can be no assurance that the LLC will be successful in generating future profitable operations, disposing of these assets or the Company will secure additional funding in the future on terms acceptable to us or at all.  Our consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded assets or liabilities.

In June 2015, the LLC reached an agreement to terminate the existing third-party transmission contracts to provide power to the Mt. Hope Project in favor of a future arrangement for transmission under the provider’s network services agreement. With the agreement, the LLC received a return of approximately $7.9 million in cash net of termination costs, expenses and consideration to the transmission providers, resulting in a loss of $4.3 million to the LLC.  In August 2015, the LLC distributed $6.3 million to Nevada Moly and $1.6 million to POS-Minerals under the terms of the LLC Agreement.

With our cash conservation plan, our Corporate and Liberty related cash requirements have declined to approximately $1.6 million per quarter,  while all Mt. Hope Project related funding is payable out of the $36.0 million reserve account, the balance of which was $16.6 million at September 30, 2015.  Accordingly, based on our current cash on hand and our ongoing cash conservation plan, the Company expects it will have adequate liquidity to fund our working capital needs through the end of 2016.  Additional potential funding sources include public or private equity offerings, including the $20.0 million equity investment from AMER described above, arranging for use of other restricted cash, or sale of other assets owned by the Company.  There is no assurance that the Company will be successful in securing additional funding.  This could result in further cost reductions, contract cancellations, and potential delays which ultimately may jeopardize the development of the Mt. Hope Project.

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

Contingently Redeemable Noncontrolling Interest (“CRNCI”)

Under GAAP, certain noncontrolling interests in consolidated entities meet the definition of mandatorily redeemable financial instruments if the ability to redeem the interest is outside of the control of the consolidating entity.  As described in Note 1 — “Description of Business”, the LLC Agreement permits POS-Minerals the option to put its interest in the LLC to Nevada Moly upon a change of control, as defined in the LLC Agreement, followed by a failure by us or our successor company to use standard mining industry practice in connection with the development and operation of the Mt. Hope Project as contemplated by the parties for a period of 12 consecutive months.  As such, the CRNCI has continued to be shown as a separate caption between liabilities and equity.  The carrying value of the CRNCI has historically included the $36.0 million Return of Contributions, now $33.9 million, that will be returned to POS-Minerals in 2020, unless further extended by the members of the LLC as discussed above.  The expected Return of Contributions to POS-Minerals was carried at redemption value as we believed redemption of this amount was probable.  Effective January 1, 2015, Nevada Moly and POS-Minerals agreed that the Return of Contributions will be due to POS-Minerals on December 31, 2020, unless further extended by the members of the LLC as discussed above.  As a result, we have reclassified the Return of Contribution payable to POS-Minerals from CRNCI to a non-current liability at redemption value, and subsequently reduced it by $2.1 million, consisting of 20% of an $8.4 million principal payment made on milling equipment in March 2015 and a $2.2 million principal payment made on electrical transformers in April 2015, such that the remaining amount due to POS-Minerals is $33.9 million.

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

We consider all restricted cash to be long-term.  As discussed above, in December 2012, the Company established a reserve account at the direction of the LLC management committee in the amount of $36.0 million.  Effective January 1, 2015, Nevada Moly and POS-Minerals agreed upon procedures for maintaining the Mt. Hope Project as described above.  Under the agreement, the funds, which were to remain restricted until availability of the Company’s portion of financing for the Mt. Hope Project was confirmed or until the LLC management committee agreed to release the funds, can be released for the mutual benefit of the members for expenses related to the Mt. Hope Project.  The balance of the reserve account at September 30, 2015 was $16.6 million.

Basic and Diluted Net Loss Per Share

Net loss per share was computed by dividing the net loss attributable to the Company by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Outstanding awards as of September 30, 2015 and December 31, 2014, respectively, were as follows:

	September 30, 2015	December 31, 2014
Warrants	9,535,000	9,535,000
Stock Options	210,558	271,112
Unvested Stock Awards	2,116,554	1,723,328
Stock Appreciation Rights	1,691,628	1,923,144

These awards were not included in the computation of diluted loss per share for the three months ended September 30, 2015 and 2014, respectively, because to do so would have been anti-dilutive.  Therefore, basic loss per share is the same as diluted loss per share.

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

At September 30, 2015 and December 31, 2014, accumulated depreciation and amortization was $2.3 and $2.3 million, respectively, of which $2.0 and $2.0 million, respectively, was capitalized.

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

The Notes bear interest at a rate of 10.0% per annum, payable in cash quarterly in arrears on each March 31, June 30, September 30, and December 31 beginning March 31, 2015. The Notes are convertible at any time in an amount equal to 80% of the greater of (i) the average volume weighted average price (“VWAP”) for the 30 Business Day period ending on the Business Day prior to the date of the conversion, or (ii) the average VWAP for the 30 Business Day period ending on the original issuance date of this note.  Each Note will convert into a maximum of 100 shares per note, resulting in the issuance of up to 8,535,000 shares. General Moly’s named executive officers and board of directors who participated in the offering are restricted from converting at a price less than $0.32, the most recent closing price at the time that the Notes were issued. The Notes are mandatorily redeemable at par plus the present value of remaining coupons upon (i) the availability of cash from a financing for the Mt. Hope Project or (ii) any other debt financing by the Company. In addition, 50% of any proceeds from the sale of assets cumulatively exceeding $250,000 will be used to prepay the Notes at par plus the present value of remaining coupons. The Company has the right to redeem the Notes at any time at par plus the present value of remaining coupons. The Private Placement was negotiated by independent members of General Moly’s board of directors, none of whom participated in the transaction.  As of September 30, 2015, an aggregate of $2.6 million of Notes had been converted into 2,625,000 shares of common stock and $1.3 million of non-convertible Senior Promissory Notes, resulting in a $0.2 million annual reduction in interest payments made by the Company in the servicing of the Notes, as further discussed in Note 6 below.

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

NOTE 4 — MINING PROPERTIES, LAND AND WATER RIGHTS

We currently have interests in two mining properties that are the primary focus of our development, the Mt. Hope Project and the Liberty Project.  We also have certain other, non-core, mining properties that are being evaluated for future development or sale.

The Mt. Hope Project.  We are currently continuing our efforts to develop the Mt. Hope Project. In January 2014, the Company published an updated Technical Report on the Mt. Hope Project using Canadian Instrument NI 43-101 guidelines, which provided data on the viability and expected economics of the project.  Based on the findings in the study, on a 100% basis, we reported 1.4 billion pounds of contained (1.2 billion pounds recoverable) molybdenum in proven and probable reserves.

Liberty Project.  We are currently continuing to evaluate the Liberty Project.  In July 2014, the Company published an updated NI 43-101 compliant pre-feasibility study, which more closely examined the use of existing infrastructure and the copper potential of the property.

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

Summary. The following is a summary of mining properties, land and water rights at September 30, 2015 and December 31, 2014 (in thousands):

	At	At
	September 30,	December 31,
	2015	2014
Mt. Hope Project:
Development costs	$169,021	$165,785
Mineral, land and water rights	11,324	11,728
Advance Royalties	29,800	29,300
Total Mt. Hope Project	210,145	206,813
Total Liberty Project	9,696	9,701
Other Properties	81	81
Total	$219,922	$216,595

Development costs of $169.0 million include hydrology and drilling costs, expenditures to further the permitting process, capitalized salaries, project engineering costs, and other expenditures required to fully develop the Mt. Hope Project.  Deposits and/or final payments on project property, plant and equipment of $85.6 million represent ongoing progress payments on equipment orders for the custom-built grinding and milling equipment, related electric mill drives, and other processing equipment that require the longest lead times.

Restricted Cash held for Electricity Transmission

In 2008, the LLC paid $12.0 million into an escrow arrangement for electricity transmission services.  The amount represented security for a third party transmission contract that would provide power to the Mt. Hope Project, and was accounted for as restricted cash. As electricity transmission was not delivered to the Mt. Hope Project by December 1, 2014, the LLC worked with the provider to terminate the existing agreement in favor of arranging for transmission under the provider’s network services agreement.  As discussed in Notes 2 and 3, in June 2015, the LLC finalized an agreement to terminate the existing third-party transmission contracts to provide power to the Mt. Hope Project in favor of a future arrangement for transmission under the provider’s network services agreement. With the agreement, the LLC received a return of approximately $7.9 million in cash net of termination costs, expenses and consideration to the transmission providers, resulting in a loss of $4.3 million to the LLC.  In August 2015, the LLC distributed the cash under the terms of the LLC Agreement to Nevada Moly and POS-Minerals according to their respective partnership interests.

NOTE 5 — ASSET RETIREMENT OBLIGATIONS

Asset retirement obligations (“ARO”) arise from the acquisition, development, construction and normal operation of mining property, plant and equipment due to government controls and regulations that require closure and reclamation of mining properties.  The exact nature of environmental issues and costs, if any, which the Company or the LLC may encounter in the future are subject to change, primarily because of the changing character of environmental requirements that may be enacted by governmental authorities.

The following table shows asset retirement obligations for future mine closure and reclamation costs in connection with the Mt. Hope Project and within the boundaries of the Plan of Operations (“PoO”):

At
September 30,
2015
(in thousands)
At January 1, 2014	$1,112
Accretion Expense	80
Adjustments*	(115)
At December 31, 2014	$1,077
Accretion Expense	55
Adjustments*	(101)
At September 30, 2015	$1,031

*Includes additions, annual changes to the escalation rate, the market-risk premium rate, or reclamation time periods.

The estimated future reclamation costs for the Mt. Hope Project have been discounted using a rate of 8%.  The total inflated and undiscounted estimated reclamation costs associated with current disturbance under the PoO at the Mt. Hope Project were $6.2 million at September 30, 2015.  Increases in ARO liabilities resulting from the passage of time are recognized as accretion expense.

The LLC is required by U.S. federal and state laws to provide financial assurance sufficient to allow a third party to implement approved closure and reclamation plans if the LLC is unable to do so.  The laws govern the determination of the scope and cost of the closure, and the amount and forms of financial assurance.  The LLC has provided the appropriate regulatory authorities with $75.1 million in reclamation financial guarantees through the posting of surety bonds for reclamation of the Mt. Hope Project as approved in the ROD.  As of September 30, 2015, we had $4.6 million in cash deposits associated with these bonds, which are specific to the PoO disturbance and accounted for as restricted cash and are unrelated to the inflated and undiscounted liability referenced above.

The LLC has a smaller liability at the Mt. Hope Project for disturbance associated with exploration drilling which occurred outside the PoO boundaries.  The LLC has not discounted this reclamation liability as the total amount is less than $0.1 million.

The Company’s Liberty Project is currently in the exploration stage. The Company has not discounted the reclamation liability incurred at the Liberty Project as the total is approximately $0.1 million.

	Mt. Hope Project
	outside PoO
	boundary	Liberty
	(in thousands)
At January 1, 2014	81	125
Adjustments *	—	(7)
At December 31, 2014	$81	$118
Adjustments *	(59)	—
At September 30, 2015	$22	$118

*Includes reduced / reclaimed disturbance

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

During the nine months ended September 30, 2015, certain holders of the Convertible Notes, including both directors and named executive officers of the Company, elected to convert notes totaling $2.6 million, reducing the principal balance of the Convertible Notes to $5.9 million. Upon conversion, the Convertible Notes holders received 2,625,000 shares of common stock, at conversion prices ranging from $0.3462 to $0.5485, and were issued non-convertible Senior Promissory Notes (“Promissory Notes”) of $1.3 million, pursuant to the terms of the share maximum provision of the Conversion Option.  The Promissory Notes have identical terms to the Convertible Notes, with the exception that the holder no longer has a Conversion Option. Accordingly, the Promissory Notes bear interest equal to 10.0% per annum, payable in cash quarterly in arrears on each March 31, June 30, September 30, and December 31 and mature on December 26, 2019.  The conversions will result in a $0.2 million annual reduction in interest payments made by the Company in the servicing of the Notes.  For the three and nine months ended September 30, 2015,  the loss on extinguishment incurred at conversion was nil and $0.9 million, respectively.

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

As of September 30, 2015 and December 31, 2014, respectively, the carrying value of the Convertible Notes, absent the embedded derivatives, was $5.1 million and $6.9 million inclusive of an unamortized debt discount of $0.9 million and $1.7 million, all of which is considered long term debt. The fair value of the Convertible Notes was $7.7 million and $11.2 million at September 30, 2015 and December 31, 2014, respectively. As of September 30, 2015, the carrying value of the Promissory Notes was $1.3 million. The fair value of the Promissory Notes was $0.9 million at September 30, 2015. There were no outstanding borrowings related to the Promissory Notes as of December 31, 2014.

The embedded derivatives recorded in Convertible Notes at fair value were $0.5 million and $0.9 million at September 30, 2015 and December 31, 2014, respectively. The changes in the estimated fair value of the embedded derivatives during the three months and nine months ended September 30, 2015 resulted in a net gain of $0.2 million and $0.1 million, respectively. Gain or loss on embedded derivatives is recognized as Interest Expense in the Statement of Operations.

The Company has estimated the fair value of the Convertible Notes, embedded derivatives, and Promissory Notes based on Level 3 inputs. Changes in certain inputs into the valuation models can have a significant impact on changes in the estimated fair value. For example, the estimated fair value of the embedded derivatives will generally decrease with:  (1) a decline in the stock price; (2) increases in the estimated stock volatility; and (3) an increase in the estimated credit spread.

The following inputs were utilized to measure the fair value of the embedded derivatives: (i) price of the Company’s common stock; (ii) Conversion Rate (as defined in the Note); (iii) Conversion Price (as defined in the Notes); (iv) maturity date; (v) risk-free interest rate; (vi) estimated stock volatility; (vii) estimated credit spread for the Company; (viii) default intensity; and (ix) recovery rate.

The following tables set forth the inputs to the models that were used to value the embedded derivatives:

	September 30, 2015	December 31, 2014
Stock Price	$0.29	$0.64
Maturity Date	December 31, 2019	December 31, 2019
Risk-Free Interest Rate	1.20%	1.75%
Estimated Stock Volatility	40.00%	40.00%
Default Intensity	2.00%	2.00%
Recovery Rate	30.00%	30.00%

Type of Event	Expected Date	Probability of Event
Mandatory Redemption	January 31, 2017	80%
Conversion Option	September 30, 2017	10%
Note Reaches Maturity	December 31, 2019	10%

NOTE 7 — COMMON STOCK UNITS, COMMON STOCK AND COMMON STOCK WARRANTS

During the three and nine months ended September 30, 2015, we issued 22,677 and 917,041 shares of common stock, respectively, pursuant to stock awards under the 2006 Equity Incentive Plan.

On December 26, 2014, the Company issued 8.5 million warrants in connection with the private placement of its Convertible Senior Promissory Notes described in Note 6 at a price of $1.00 per share and having a relative fair value of $0.8 million.  In addition, the $0.8 million value placed on the warrants was considered a debt discount and is to be amortized over the expected redemption period.

Of the warrants outstanding at September 30, 2015, 1.0 million are exercisable at $5.00 per share once General Moly has received financing necessary for the commencement of commercial production at the Mt. Hope Project and will expire one year thereafter, and the remaining 8.5 million are exercisable at $1.00 per share at any time from June 26, 2015 through their expiration on December 26, 2019.

Pursuant to our amended Certificate of Incorporation, approved by the stockholders at the general meeting of June 30, 2015, we are authorized to issue 650.0 million shares of $0.001 par value common stock.  All shares have equal voting rights, are non-assessable and have one vote per share.  Voting rights are not cumulative and therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.  The Certificate of Amendment was filed in Delaware on July 14, 2015.

Additionally, on June 30, 2015, the Company’s  stockholders approved an amendment to the Company’s certificate of incorporation providing the Board with the flexibility to effect a reverse stock split of the Company’s common stock.  This amendment has not yet been implemented by the Board.

NOTE 8 — PREFERRED STOCK

Pursuant to our Certificate of Incorporation we are authorized to issue 10,000,000 shares of $0.001 per share par value preferred stock.  The authorized but unissued shares of preferred stock may be issued in designated series from time to time by one or more resolutions adopted by the Board.  The Board has the authority to determine the preferences, limitations and relative rights of each series of preferred stock.  At September 30, 2015, and December 31, 2014, no shares of preferred stock were issued or outstanding.

NOTE 9 — EQUITY INCENTIVES

In 2006, the Board and shareholders of the Company approved the 2006 Equity Incentive Plan (“2006 Plan”) that replaced the 2003 Equity Incentive Plan (“2003 Plan”).  In May 2010, our shareholders approved an amendment to the 2006 Plan increasing the number of shares that may be issued under the plan by 4,500,000 shares to 9,600,000 shares.  The 2006 Plan authorizes the Board, or a committee of the Board, to issue or transfer up to an aggregate of 9,600,000 shares of common stock, of which 400,197 remain available for issuance as of September 30, 2015.  Awards under the 2006 Plan may include incentive stock options, non-statutory stock options, restricted stock units, restricted stock awards, and stock appreciation rights (“SARs”).  At the option of the Board, SARs may be settled with cash, shares, or a combination of cash and shares.  The Company settles the exercise of other stock-based compensation with newly issued common shares.

Stock-based compensation cost is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes option pricing model and is recognized as compensation ratably on a straight-line basis over the requisite vesting/service period.  As of September 30, 2015, there was $1.5 million of total unrecognized compensation cost related to share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 2.0 years.

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

At September 30, 2015, the aggregate intrinsic value of outstanding and exercisable (fully vested) options and SARs was nil and had a weighted-average remaining contractual term of 1.3 years.  No options or SARs were exercised during the three or nine months ended September 30, 2015.

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

The compensation expense recognized by the Company for Stock Awards is based on the closing market price of the Company’s common stock on the date of grant.  For the nine months ended September 30, 2015, the weighted-average grant date fair value for Stock Awards was $0.49.  The total fair value of stock awards vested during the nine months ended September 30, 2015 is $0.4 million.

Summary of Equity Incentive Awards

The following table summarizes activity under the Plans during the nine months ended September 30, 2015:

	Stock Options		SARs		Stock Awards
	Weighted		Weighted	Number	Weighted
	Average		Average	of Shares	Average
	Exercise	Number of Shares	Strike	Under	Grant	Number of
	Price	Under Option	Price	Option	Price	Shares
Balance at January 1, 2015	$7.25	271,112	$2.76	1,923,144	$2.73	1,723,328
Awards Granted	—	—	—	—	0.49	1,660,000
Awards Exercised or Earned	—	—	—	—	1.35	(1,226,537)
Awards Forfeited	—	—	1.15	(67,596)	4.00	(40,237)
Awards Expired	8.30	(60,554)	1.45	(163,920)	—	—
Balance at September 30, 2015	$6.95	210,558	2.91	1,691,628	1.70	2,116,554

Exercisable at September 30, 2015	$8.30	60,558	1.96	389,466

A summary of the status of the non-vested awards as of September 30, 2015 and changes during the nine months ended September 30, 2015 is presented below:

	Stock Options			SARs			Stock Awards
	Weighted			Weighted		Number	Weighted
	Average			Average		of Shares	Average
	Fair		Number of Shares	Fair		Under	Fair		Number of
	Value		Under Option	Value		Option	Value		Shares
Balance at January 1, 2015		$6.40	150,000		$3.14	1,369,758		$2.73	1,723,328	‘
Awards Granted		—	—		—	—		0.49	1,660,000
Awards Vested or Earned		—	—		—	—		1.35	(1,226,537)
Awards Forfeited		—	—		1.15	(67,596)		4.00	(40,237)
Balance at September 30, 2015		$6.40	150,000		3.20	1,302,162		1.70	2,116,554

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

NOTE 10 — CHANGES IN CONTINGENTLY REDEEMABLE NONCONTROLLING INTEREST AND EQUITY

	Activity for
	Nine Months Ended
	September 30,	September 30,
Changes CRNCI (Dollars in thousands)	2015	2014
Total CRNCI January 1, 2015 and 2014, respectively	$210,317	$209,007
Plus: Capital Contributions Attributable to CRNCI*	2,116	440
Less: Return of Contributions*	(36,000)	—
Less: Return of Contributions Attributable to CRNCI	(2,268)	—
Less: Net Loss Attributable to CRNCI	(900)	—
Total CRNCI September 30, 2015 and 2014, respectively	$173,265	$209,447

*See Note 1 for additional discussion of the Return of Contributions and associated Capital Contributions Attributable to CRNCI.

	Activity for
	Nine Months Ended
	September 30,	September 30,
Changes in Equity	2015	2014
Common stock:
At beginning of period	92	92
Stock Awards	1	—
Shares Issued upon Conversion of Senior Convertible Notes	3	—
At end of period	96	92

Additional paid-in capital:
At beginning of period	276,718	273,857
Share Issuance upon conversion of convertible debt	2,488	—
Issuance of non-convertible senior notes	(1,340)	—
Write off of debt issuance costs	(115)
Restricted stock net share settlement	(74)	(11)
Loss on Extinguishment of Senior Convertible Notes	930	—
Stock based compensation	868	1,995
At end of period	279,475	275,841
Accumulated deficit:
At beginning of period	(150,117)	(139,157)
Consolidated net loss	(13,261)	(8,424)
At end of period	(163,378)	(147,581)

Total Equity September 30, 2015, and 2014, respectively	$116,193	$128,352

NOTE 11 — INCOME TAXES

At September 30, 2015 and December 31, 2014 we had deferred tax assets principally arising from the net operating loss carry-forwards for income tax purposes multiplied by an expected rate of 35%. As management of the Company cannot determine that it is more likely than not that we will realize the benefit of the deferred tax assets, a valuation allowance equal to the net deferred tax asset has been established at September 30, 2015 and December 31, 2014.

As of September 30, 2015 and December 31, 2014, the Company had no unrecognized tax benefits.  There was no change in the amount of unrecognized tax benefits as a result of tax positions taken during the year or in prior periods or due to settlements with taxing authorities or lapses of applicable statues of limitations.  The Company is open to federal and state tax audits until the applicable statutes of limitations expire.

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

The Mt. Hope Lease requires a royalty advance (“Construction Royalty Advance”) of 3% of certain construction capital costs, as defined in the Mt. Hope Lease.  The LLC is obligated to pay a portion of the Construction Royalty Advance each time capital is raised for the Mt. Hope Project based on 3% of the expected capital to be used for those certain construction capital costs defined in the Mt. Hope Lease.  Through September 30, 2015, we have paid $23.6 million of the total Construction Royalty Advance.  Based on our Mt. Hope Project capital budget we estimate that a final reconciliation payment on the Capital Construction Cost Estimate (the “Estimate”) will be due following the commencement of commercial production, after as-built costs are definitively determined.  The Company estimates, based on the revised capital estimate discussed above and the current timeline for the commencement of commercial production, that an additional $4.2 million will be due approximately 20 — 24 months after the commencement of construction.  This amount was accrued as of September 30, 2015.  The capital estimates may be subject to escalation in the event the Company experiences continued delays in achieving full financing for the Mt. Hope Project.

The LLC is also obligated to make a minimum annual advance royalty payment (“Annual Advance Royalty”) of $0.5 million each October 19 for any year wherein commercial production has not been achieved or the MHMI Production Royalty (as hereinafter defined) is less than $0.5 million.  As commercial production is not anticipated to commence until mid-2019, the Company has accrued $2.0 million in Annual Advance Royalty payments which will be due in four $0.5 million installments in October 2015, 2016, 2017 and 2018, respectively.  The Estimate and the Annual Advance Royalty are collectively referred to as the “Advance Royalties.”  All Advance Royalties are credited against the MHMI Production Royalties once the mine has achieved commercial production.  After the mine begins production, the LLC estimates that the MHMI Production Royalties will be in excess of the Annual Advance Royalties for the life of the Mt. Hope Project.  Until the advance royalties are fully credited, the LLC will pay one half of the calculated Production Royalty annually.  Assuming a $12 molybdenum price, the Annual Advance Royalties will be consumed within the first five years of commercial production.

Deposits on project property, plant and equipment

At September 30, 2015, the LLC has active orders with varying stages of fabrication on milling process equipment comprised of two 230kV primary transformers and substation, a primary crusher, a semi-autogenous mill, two ball mills, and various motors for the mills.  In late 2012 and early 2013, the LLC made additional commitments for wellfield materials and equipment, and placed purchase orders for long-lead milling process equipment including the commitments for the engineering portion of flotation cells and roaster equipment.

The following table sets forth the LLC’s cash commitments under mining and milling equipment contracts (collectively, “Purchase Contracts”) at September 30, 2015 (in millions):

As of
September 30,
Year	2015 *
2016	1.2
2017	2.2
Total	$3.4

*All amounts are commitments of the LLC, and as a result of the agreement between Nevada Moly and POS-Minerals are to be funded by the reserve account until such time that the Company obtains financing for its portion of construction costs at the

Mt. Hope Project or until the reserve account balance is exhausted, and thereafter are to be funded 80% by Nevada Moly and 20% by POS-Minerals.  POS-Minerals remains obligated to make capital contributions for its 20% portion of equipment payments required by approved budgets of the LLC, and such amounts contributed by the reserve account on behalf of POS-Minerals will reduce, dollar for dollar, the amount of capital contributions that the LLC is required to return to POS-Minerals, as described in Note 1.

Equipment and Supply Procurement

Through September 30, 2015, the LLC has made deposits and/or final payments of $85.6 million on equipment orders and has spent approximately $195.6 million for the development of the Mt. Hope Project, for a total Mt. Hope Project inception-to-date spend of $281.2 million.

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

On June 30, 2012, the LLC’s contract to purchase two electric shovels expired.  On July 11, 2012, we signed a letter of intent with the same vendor providing for the opportunity to purchase the electric shovels at prices consistent with the expired contract, less a special discount in the amount of $3.4 million to provide credit to the LLC for amounts paid as deposits under the expired contract.  The letter of intent provides that equipment pricing will remain subject to inflation indexes and guarantees production slots to ensure that the equipment is available when required by the LLC.  In June 2015, the parties agreed to extend the letter of intent through December 30, 2015, and are working to negotiate a further extension.

Obligations under capital and operating leases

We have contractual operating leases that will require a total of $0.1 million in payments over the next three years.  Operating leases consist primarily of rents on office facilities and office equipment.  Our expected payments are nil,  $0.1  million, and nil for the years ended December 31, 2015, 2016, and 2017, respectively.

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

The Trust may be funded by the LLC over several years based on the achievement of certain milestones, which are considered probable, and as such $4.0 million has been accrued in the Company’s September 30, 2015, financial statements and is included in mining properties, land, and water rights.

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

Water Rights Considerations

In July 2011 and June 2012, respectively, the Nevada State Engineer (“State Engineer”) granted all water permits and approved a Monitoring, Management and Mitigation Plan (“3M Plan”) for the Mt. Hope Project.  Eureka County, Nevada and two other parties comprised of water rights holders in Diamond Valley and Kobeh Valley appealed the State Engineer’s decision granting the water permits to the Nevada State District Court (“District Court”) and then filed a further appeal to the Nevada Supreme Court challenging the District Court’s decision affirming the State Engineer’s decision to grant the water permits.  In June 2013, the appeal was consolidated by the Nevada Supreme Court with an appeal of the State Engineer’s approval of the 3M Plan filed by two water rights holders.  The District Court previously approved the State Engineer’s approval of the 3M Plan and the two parties subsequently appealed the District Court’s decision to the Nevada Supreme Court.  The 3M Plan was developed in coordination with Eureka County and Eureka County did not challenge the 3M Plan.  While the appeals were pending, the 3M Plan had been implemented to collect information on background conditions and aquifer responses to the Mt. Hope Project’s pumping, as well as to address mitigation measures for impacted third-party water rights.

On September 18, 2015, the Nevada Supreme Court issued an Order that reversed and remanded the cases to the District Court for further proceedings consistent with its Order.  On October 29, 2015, the Nevada Supreme Court issued the Order as a published Opinion.  The Nevada Supreme Court ruled that the State Engineer did not have sufficient evidence in the record at the time he granted the water permits to demonstrate that successful mitigation may be undertaken so as to dispel the threat to existing water rights holders.

The Company is evaluating the Opinion to fully understand the process and timing associated with addressing issues identified by the Supreme Court, and will move forward as expeditiously as possible, following the remand by the District Court to the State Engineer.  The Company expects to comply with the Supreme Court Opinion and provide additional evidence of its ability to mitigate any potential impacts to water rights in Kobeh Valley that could result from the Mt. Hope Project’s water use.

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

NOTE 13 – SUBSEQUENT EVENTS

On November 2, 2015, the Company and AMER entered into an amendment to the Investment and Securities Purchase Agreement, thereby creating a three tranche investment strategy that will create a strategic partnership to assist the Company in obtaining full financing for the Mt. Hope Project.   The first tranche of the amended Investment Agreement is a $4 million private placement representing 13,333,333 shares, priced at $0.30 per share, and warrants to purchase 80,000,000 shares of common stock at $0.50 per share. The $4 million private placement will be divided evenly between general corporate purposes and an expense reimbursement account to cover anticipated Mt. Hope financing costs and other jointly sourced business development opportunities. In addition, AMER and General Moly will enter into a Stockholder Agreement allowing AMER to nominate a director to a then seven member General Moly Board of Directors, additional directors following the close of Tranche 3, discussed below, and drawdown of a senior secured loan (“Bank Loan”), respectively.  The Stockholders Agreement also governs amer’s acquisition and transfer of General Moly shares.  The parties agreed to eliminate the condition to closing the Investment Agreement requiring a letter of intent from a Prime Chinese Bank endorsing the Bank Loan as a result of the current molybdenum market price and recent water rights decision from the Nevada Supreme Court.  The parties also agreed to eliminate the requirement of the Company to obtain consent from APERAM,as Tranche 1 is being issued at $0.30 per share, which is above the October 30, 2015, closing price of $0.29 per share.

The second tranche of the amended Investment Agreement will include a $6 million private placement representing 12,000,000 shares, priced at $0.50 per share. $5 million of the $6 million will be reserved for general corporate purposes and $1 million will be set aside for the expense reimbursement account discussed above. Closing of the second tranche is contingent on the Nevada State Engineer restoring permits for the Mt. Hope Project's water rights and for the price of molybdenum to average in excess of $8/lb for a 30 consecutive calendar day period.

The third tranche of the agreement will include a $10 million private placement representing 14,666,667 shares, priced at $0.68 per share. Execution of the third tranche is contingent on a final adjudication of the Mt. Hope Project's water rights through courts or settlement, if further protests and appeals result from the issuance of the water permits, and for the price of molybdenum to average in excess of $12/lb for a 30 consecutive calendar day period. After the third tranche of the agreement is executed, AMER will nominate a second director to General Moly’s then eight member Board of Directors.

The Company announced receipt of funds to successfully close the first tranche of the amended Investment Agreement on November 2, 2015.  The second and third tranches of the Investment Agreement may be subject to General Moly stockholder approval.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References made in this Quarterly Report on Form 10-Q to “we,” “our,” “us,” or the “Company,” refer to General Moly, Inc.

The following discussion and analysis of our financial condition and results of operations constitutes management’s review of the factors that affected our financial and operating performance for nine months ended September 30, 2015, and 2014.  This discussion should be read in conjunction with the consolidated financial statements and notes thereto contained elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2014, which was filed on March 11, 2015.

We routinely post important information about us on our Company website.  Our website address is www.generalmoly.com.

Overview

We began the development of the Mt. Hope Project on October 4, 2007.  During the year ended December 31, 2008 we also completed work on a pre-feasibility study of our Liberty Project, which we updated during 2014.

Mt. Hope Project

In August, 2007, we completed a Bankable Feasibility Study (“Bankable Feasibility Study” or “BFS”) that provided data on the viability, expected economics, and production and cost estimates of the project.  Since publication of the BFS, we have revised several estimates, based primarily on engineering progress, which is approximately 65% complete at September 30, 2015.  Our current estimates for the Mt. Hope Project capital cost requirements are referred to as the “Project Capital Estimate” and our current estimates for the Mt. Hope Project operating costs are referred to as the “Project Operating Cost Estimate”.  On January 16, 2014, we filed a technical report (the “January 2014 Technical Report”) prepared in accordance with National Instrument 43-101 Standards of Disclosure for Mineral Projects of the Canadian Securities Administration (“NI 43-101”) for the Mt. Hope Project. The NI 43-101 is a codified set of rules and guidelines for reporting and displaying information related to mineral properties owned by, or explored by, companies which report these results on stock exchanges within Canada. The completed report estimates molybdenum reserves and resources, production, capital and operating cost parameters, along with project economics.

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

The original Return of Contribution amount of $36.0 million due to POS-Minerals can be reduced, dollar for dollar, by the amount of capital contributions for equipment payments required from POS-Minerals under approved budgets of the LLC, as discussed further below.  As of September 30, 2015, this amount has been reduced by $2.1 million, consisting of 20% of an $8.4 million principal payment made on milling equipment in March 2015 and a $2.2 million payment made on electrical transformers in April 2015, such that the remaining amount due to POS-Minerals is $33.9 million.  If Nevada Moly does not fund its additional capital contribution in order for the LLC to make the required Return of Contributions to POS-Minerals set forth above, POS-Minerals has an election to either make a secured loan to the LLC to fund the Return of Contributions, or receive an additional interest in the LLC estimated to be 5%.  In the latter case, Nevada Moly’s interest in the LLC is subject to dilution by a percentage equal to the ratio of 1.5 times the amount of the unpaid Return of Contributions over the aggregate amount of deemed capital contributions (as determined under the LLC Agreement) of both parties to the LLC (“Dilution Formula”).  At September 30, 2015, the aggregate amount of deemed capital contributions of both parties was $1,078.3 million.

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

Effective January 1, 2015, Nevada Moly and POS-Minerals signed an amendment to the LLC agreement under which a separate $36.0 million owed to Nevada Moly and held by the LLC in a reserve account established in December 2012 is being released for the mutual benefit of both members related to the jointly approved Mt. Hope Project expenses through 2020.  In January 2015, the reserve account funded a reimbursement of contributions made by the members during the fourth quarter of 2014, inclusive of $0.7 million to POS-Minerals and $2.7 million to Nevada Moly.  The funds are now being used to pay ongoing expenses of the LLC until the Company obtains full financing for its portion of the Mt. Hope Project construction cost, or until the reserve account is exhausted.  Any remaining funds after financing is obtained will be returned to Nevada Moly/the Company.  The balance of the reserve account at September 30, 2015 was $16.6 million.

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

On January 2, 2013, the Public Utilities Commission of Nevada (“PUCN”) issued the LLC a permit to construct a 230kV power line that interconnects with Nevada Energy’s transmission system at the existing Machacek Substation located near the town of Eureka, Nevada and extend it approximately 25 miles to the planned Mt. Hope Substation.  In addition, the BLM approved the LLC’s surety bonds for reclamation of disturbance associated with construction of the 230kV power transmission line.  The PUCN permit and approved bond allows the LLC to build the transmission infrastructure in a timely manner and provide the necessary capacity to power construction activities and Mt. Hope Project operations. Construction of the transmission line will also include upgrades to the existing Machacek Substation near Eureka that will improve the reliability of electrical power to the community.  At full production the Mt. Hope Project will have a total electrical demand load of approximately 75 megawatts. Transmission capacity will be secured using a network services agreement and the LLC will negotiate for generating capacity prior to Mt. Hope Project commissioning activities, which will be available once the power line is constructed and energized.

The LLC initiated preliminary construction activities in early January 2013 including early wellfield development and clearing and grubbing of terrain. Completion of the wellfield and water distribution systems are key items necessary to begin major construction activities.  Preliminary work also included clearing the open pit minesite, millsite, tailings dam and administrative office areas.  Further activities have been suspended as a result of the delay in financing for the Mt. Hope Project and the recent Nevada Supreme Court decision and will resume when these issues are resolved.

Capital & Operating Cost Estimates

The development of the Mt. Hope Project has a Project Capital Estimate of $1,312 million, which includes development costs of approximately $1,245 million and $67 million in cash financial guaranty/bonding requirements, advance royalty payments, and power pre-payment estimates.  These capital costs were updated in the third quarter of 2012, and were then escalated by approximately 3% in the third quarter of 2013, for those items not yet procured or committed to by contract.  The Mt. Hope Project has not materially changed in scope and is currently designed at approximately 65% engineering completion, with solid scope definition.  The pricing associated with the estimate remains subject to escalation associated with equipment, construction labor and commodity price increases, and project delays, which will continue to be reviewed periodically.  The Project Capital Estimate does not include financing costs or amounts necessary to fund operating working capital and potential capital overruns, is subject to additional holding costs as the Company experiences delays in achieving its portion of financing for the Mt. Hope Project, and may be subject to other escalation and de-escalation as contracts and purchase arrangements are finalized at then current pricing.  From October 2007 through the year ended September 30, 2015, the LLC spent approximately $281.2 million of the estimated $1,312 million on development of the Mt. Hope Project.

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

Equipment and Supply Procurement

Through September 30, 2015, the LLC has made deposits and/or final payments of $85.6 million on equipment orders and has spent approximately $195.6 million for the development of the Mt. Hope Project, for a total Mt. Hope Project inception-to-date spend of $281.2 million.

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

On June 30, 2012, the LLC’s contract to purchase two electric shovels expired.  On July 11, 2012, we signed a letter of intent with the same vendor providing for the opportunity to purchase the electric shovels at prices consistent with the expired contract, less a special discount in the amount of $3.4 million to provide credit to the LLC for amounts paid as deposits under the expired contract.  The letter of intent provides that equipment pricing will remain subject to inflation indexes and guarantees production slots to ensure that the equipment is available when required by the LLC.  In June 2015, the parties agreed to extend the letter of intent through December 30, 2015, and are working to negotiate a further extension.

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

Most of the provisions of the agreements with Hanlong were terminated in 2013 because no project financing occurred. However, Hanlong remains the owner of approximately 12% of our outstanding common stock and their representative continues as a member of our Board as of September 30, 2015.

Molybdenum Market Update

The worldwide molybdenum price fluctuated between $5.33 per pound in 2003 to over $40.00 per pound in 2005 and traded in the mid-$30s per pound prior to October 2008, when prices fell from approximately $33.50 per pound to $7.70 per pound in April 2009 as a result of the global financial crisis.  Subsequent to April 2009, prices slowly rose finishing 2009 at $12.00 per pound and further increasing to finish 2010 at $16.40 per pound.  By the end of 2011, prices had pulled back to $13.30 per pound, decreased further to $9.75 per pound at the conclusion of 2013, and fell to $9.13 per pound at the end of 2014. In 2015, molybdenum has traded in a range of $4.53 per pound to $9.40 per pound according to Ryan’s Notes, driven by softening spot market molybdenum demand, particularly in energy infrastructure, a strengthening U.S. dollar, and a slowdown in the Chinese economy, amongst other factors.

Outlook

In spite of the current low prices, we view the long-term outlook for our business positively, supported by limitations on supplies of molybdenum and the requirements for molybdenum in the steel industry.  World market prices for molybdenum and other commodities have fluctuated historically and are affected by numerous factors beyond our control.  We believe the underlying long-term fundamentals of the molybdenum business remain positive, supported by the significant role of molybdenum in the steel industry and a challenging long-term supply environment attributable to difficulty in replacing existing and high cost large mines’ output with new production sources.  Future molybdenum prices are expected to be volatile and are likely to be influenced by demand from China and emerging markets, as well as economic activity in the U.S. and other industrialized countries, the timing of the development of new supplies of molybdenum, and production levels of mines and molybdenum milling.

Liquidity, Capital Resources and Capital Requirements

For the period from December 31, 2014 to September 30, 2015

Our total consolidated cash balance at September 30, 2015 was $14.7 million compared to $13.3 million at December 31, 2014, representing an increase of $1.4 million due to a variety of cash inflows and outflows.  Inflows included funds released from the reserve account of $19.3 million and a distribution from the LLC to Nevada Moly of $6.3 million upon termination of the power transmission contract.  Outflows included payments made on long-lead equipment orders of $11.4 million, $2.3 million in distributions by the LLC to POS-Minerals, $3.4 million in development costs for the Mt. Hope Project and $7.1 million in general and administrative costs..  Deposits on property, plant and equipment relate primarily to scheduled payments for long-lead time equipment for the Mt. Hope Project.  The majority of funds expended were used to advance the Mt. Hope Project.

The $36.0 million reserve account established in December of 2012, at the direction of the LLC management committee was payable to Nevada Moly upon release, at which time the funds would have become available for use by the Company.  Effective January 1, 2015, Nevada Moly and POS-Minerals signed an amendment to the LLC agreement under which $36.0 million owed to Nevada Moly and held by the LLC in the reserve account will be released over the next few years, but only for the mutual benefit of both members related to jointly approved Mt. Hope Project expenses as discussed above.  The balance of the reserve account at September 30, 2015 was $16.6 million.

The cash needs for the development of the Mt. Hope Project are significant and require that we arrange for financing to be combined with funds anticipated to be received from POS-Minerals in order to retain its 20% membership interest.  The Company estimates the go-forward capital required for the Mt. Hope Project, based on 65% completed engineering, to be approximately $1,030 million, of which the Company’s 80% capital requirement is $824 million.

In April 2015, the Company and AMER entered into a private placement for 40 million shares of the Company’s common stock and warrants to purchase 80 million shares of the Company’s common stock, priced using the trailing 90-day volume weighted average price (“VWAP”) of $0.50 on April 17, 2015, the date the investment agreement was signed. General Moly received stockholder approval of the transaction on June 30, 2015.

On November 2, 2015, the Company and AMER entered into an amendment to the Investment and Securities Purchase Agreement, thereby creating a three tranche investment strategy that will create a strategic partnership to assist the Company in obtaining full financing for the Mt. Hope Project.   The first tranche of the amended Investment Agreement is a $4 million private placement representing 13,333,333 shares, priced at $0.30 per share, and warrants to purchase 80,000,000 shares of common stock at $0.50 per share. The $4 million private placement will be divided evenly between general corporate purposes and an expense reimbursement account to cover anticipated Mt. Hope financing costs and other jointly sourced business development opportunities. In addition, AMER and General Moly will enter into a Stockholder Agreement allowing AMER to nominate a director to a then seven member General Moly Board of Directors, additional directors following the close of Tranche 3, discussed below, and drawdown of a senior secured loan (“Bank Loan”), respectively.  The Stockholders Agreement also governs amer’s acquisition and transfer of General Moly shares.  The parties agreed to eliminate the condition to closing the Investment Agreement requiring a letter of intent from a Prime Chinese Bank endorsing the Bank Loan as a result of the current molybdenum market price and recent water rights decision from the Nevada Supreme Court.  The parties also agreed to eliminate the requirement of the Company to obtain consent from APERAM,as Tranche 1 is being issued at $0.30 per share, which is above the October 30, 2015, closing price of $0.29 per share.

The second tranche of the amended Investment Agreement will include a $6 million private placement representing 12,000,000 shares, priced at $0.50 per share. $5 million of the $6 million will be reserved for general corporate purposes and $1 million will be set aside for the expense reimbursement account discussed above. Closing of the second tranche is contingent on the

Nevada State Engineer restoring permits for the Mt. Hope Project's water rights and for the price of molybdenum to average in excess of $8/lb for a 30 consecutive calendar day period.

The third tranche of the agreement will include a $10 million private placement representing 14,666,667 shares, priced at $0.68 per share. Execution of the third tranche is contingent on a final adjudication of the Mt. Hope Project's water rights through courts or settlement, if further protests and appeals result from the issuance of the water permits, and for the price of molybdenum to average in excess of $12/lb for a 30 consecutive calendar day period. After the third tranche of the agreement is executed, AMER will nominate a second director to General Moly’s then eight member Board of Directors.

The Company announced receipt of funds to successfully close the first tranche of the amended Investment Agreement on November 2, 2015.  The second and third tranches of the Investment Agreement may be subject to General Moly stockholder approval.

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

As previously mentioned, effective January 1, 2015, Nevada Moly and POS-Minerals amended their LLC agreement to allow for the use of the $36.0 million owed to Nevada Moly and held by the LLC in a reserve account for use on the Mt. Hope Project.  The funds are now being used to pay ongoing expenses of the LLC until the Company obtains full financing for its portion of the Mt. Hope Project construction cost, or until the reserve account is exhausted.  The balance of the reserve account at September 30, 2015 was $16.6 million.

With our cash conservation plan, our Corporate and Liberty related cash requirements have declined to approximately $1.6 million per quarter,  while all Mt. Hope Project related funding is payable out of the $36.0 million reserve account, the balance of which was $16.6 million at September 30, 2015.  Accordingly, based on our current cash on hand and our ongoing cash conservation plan, the Company expects it will have adequate liquidity to fund our working capital needs through 2016.  Potential funding sources include public or private equity offerings, including the $20.0 million equity investment from AMER described above, arranging for use of restricted cash, or sale of other assets owned by the Company.  There is no assurance that the Company will be successful in securing additional funding.  This could result in further cost reductions, contract cancellations, and potential delays which ultimately may jeopardize the development of the Mt. Hope Project.

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

Total assets as of September 30, 2015 decreased to $345.6 million compared to $362.0 million as of December 31, 2014 primarily due to general and administrative expenses incurred and a $4.3 million loss incurred upon termination of the electricity termination contract at the LLC.

Other Capital Requirements

We also require additional capital to maintain our mining claims and other rights related to the Liberty Project, as well as continue payment of ongoing general and administrative costs associated with supporting our planned operations.

Results of Operations

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

For the three months ended September 30, 2015 we had a consolidated net loss of $2.7 million compared with a net loss of $3.2 million in the same period for 2014.

For the three months ended September 30, 2015 and 2014, exploration and evaluation expenses were $0.5 million and $0.7 million, respectively, as the Liberty Project remained largely in a care and maintenance mode during both periods.  Additionally, 2014 included additional costs related to the pre-feasibility study update during that year.

For the three months ended September 30, 2015 and 2014, general and administrative expenses were $2.2 million and $2.6 million, respectively, with slightly lower professional and consulting fees incurred during 2015.

Interest expense for the three months ended September 30, 2015 and 2014 was $0.1 million and nil, respectively.  In 2015, the Company incurred cash interest expense on the Convertible Senior Notes issued in late 2014 of $0.1 million.

Nine months ended September 30, 2015, compared to Nine months ended September 30, 2014

For the nine months ended September 30, 2015, we had a consolidated net loss of $13.3 million compared with a consolidated net loss of $8.4 million in the same period for 2014.  The 2015 net loss includes a $4.3 million write down of the power transmission account upon termination of the agreement in place for power transmission services at the LLC.

For the nine months ended September 30, 2015, and 2014, exploration and evaluation expenses at the Liberty Project were $0.9 million and $1.8 million, respectively reflecting decreased spend on the pre-feasibility study, which was completed during 2014.

For the nine months ended September 30, 2015, and 2014, general and administrative expenses were $7.2 million and $6.7 million, respectively.  The increase in costs compared to the previous year relates primarily to amounts incurred as part of the Company’s financing efforts, including legal and advisory fees.

Interest expense was $0.9 million and nil for the nine months ended September 30, 2015, and 2014 as a result of interest incurred on the Senior Convertible Promissory Notes and Senior Promissory Notes in 2015.

Contractual Obligations

Our contractual obligations as of September 30, 2015 were as follows:

	Payments due by period
	(in millions)
Contractual obligations *	Total	2015	2016 - 2017	2018 & Beyond
Operating Lease Obligations	0.1	—	0.1	—
Agricultural Sustainability Trust Contributions	4.0	—	4.0	—
Senior Convertible Promissory Notes**	5.9	—	5.9	—
Senior Promissory Notes**	1.3	—	1.3	—
Equipment Purchase Contracts	3.4	—	3.4	—
Advance Royalties	6.2	0.5	1.0	4.7
Return of Contributions to POS-Minerals	33.9	—	—	33.9
Reclamation Surety Bonding***	11.6	0.5	11.1	—
3M Plan Contributions	1.0	—	0.3	0.7
Total	$67.4	$1.0	$27.1	$39.3

*With the exception of the operating lease obligations, convertible senior promissory notes, senior promissory notes and return of contributions to POS-Minerals, all amounts are commitments of the LLC, and as a result of the agreement between Nevada Moly and POS-Minerals are to be funded by the $36.0 million reserve account until such time that the Company obtains financing for its portion of construction costs at the Mt. Hope Project or until the reserve account balance is exhausted, and thereafter are to be funded 80% by Nevada Moly and 20% by POS-Minerals.

**The Convertible Senior Promissory Notes and Senior Promissory Notes carry a contractual maturity date of December 31, 2019.  The Company has elected to show maturity at the date it anticipates the Term Loan will be received, thereby triggering mandatory redemption of the notes.

***Payment of the $11.1 million surety bonding amount is contingent on the commencement of construction at the Mt. Hope Project.

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

On June 30, 2012, the LLC’s contract to purchase two electric shovels expired.  On July 11, 2012, we signed a letter of intent with the same vendor providing for the opportunity to purchase the electric shovels at prices consistent with the expired contract, less a special discount in the amount of $3.4 million to provide credit to the LLC for amounts paid as deposits under the expired contract.  The letter of intent provides that equipment pricing will remain subject to inflation indexes and guarantees production slots to ensure that the equipment is available when required by the LLC.  In June 2015, the parties agreed to extend the letter of intent through December 30, 2015, and are working to negotiate a further extension.

We continue to work with our long-lead vendors to manage the timing of contractual payments for milling equipment.  In March 2015, the LLC remitted $8.9 million to the manufacturer of our crusher, SAG and ball mills, and in early April 2015, made a $2.4 million payment due to the manufacturer of the two 230kV primary transformers.  Both payments were funded with cash from the reserve account.  The following table sets forth the LLC’s remaining cash commitments under these equipment contracts (collectively, “Purchase Contracts”) at September 30, 2015 (in millions):

Cash Commitments
Under Equipment
Purchase Contracts as
Period	of September 30, 2015 *
2015	—
2016	1.2
2017	2.2
2018	—
Total	$3.4

*All amounts are commitments of the LLC, and as a result of the agreement between Nevada Moly and POS-Minerals are to be funded by the $36.0 million reserve account until such time that the Company obtains financing for its portion of construction costs at the Mt. Hope Project or until the reserve account balance is exhausted, and thereafter are to be funded 80% by Nevada Moly and 20% by POS-Minerals.

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

Through September 30, 2015, the LLC has made deposits and/or final payments of $85.6 million on equipment orders for which the LLC has additional contractual commitments of $3.4 million noted in the table above.  Of these deposits and/or final payments, $75.3 million relate to fully fabricated items, primarily milling equipment, while the remaining $10.3 million reflects both partially fabricated milling equipment, and non-refundable deposits on mining equipment.  The underlying value and recoverability of these deposits and our mining properties in our consolidated balance sheets are dependent on the LLC’s ability to fund development activities that would lead to profitable production and positive cash flow from operations, or proceeds from the disposition of these assets. There can be no assurance that the LLC will be successful in generating future profitable operations or disposing of these assets or that the Company will secure additional funding in the future on terms acceptable to us or at all.  Our consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded assets or liabilities.

Obligations under capital and operating leases

We have contractual operating leases that will require a total of $0.1 million in payments over the next three years.  Operating leases consist primarily of rents on office facilities and office equipment.  Our expected payments are nil, $0.1 million, and nil for the years ended December 31, 2015, 2016, and 2017, respectively.

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

The Trust may be funded by the LLC over several years based on the achievement of certain milestones, which are considered probable, and as such $4.0 million has been accrued in the Company’s September 30, 2015, financial statements and is included in mining properties, land, and water rights.

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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The long-term supply agreements provide for supply only after commercial production levels are achieved, and no provisions require the Company to deliver product or make any payments if commercial production is never achieved or declines in later periods and have floor prices ranging from $13.25 to $14.00 per pound and incremental discounts above the floor price.  The agreements require that monthly shortfalls be made up only if the Company’s portion of Mt. Hope production is available for delivery, after POS-Minerals has taken its 20% share.  In no event do these requirements to make up monthly shortfalls become obligations of the Company if production does not meet targeted levels.

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

Interest Rate Risk

As of September 30, 2015, we had a balance of cash and cash equivalents of $14.7 million and restricted cash of $21.6 million.  Interest rates on short term, highly liquid investments have not changed materially since 2010, and continue to be 1% or less on an annualized basis.

ITEM 4.CONTROLS AND PROCEDURES

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

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

In July 2011 and June 2012, respectively, the Nevada State Engineer (“State Engineer”) granted all water permits and approved a Monitoring, Management and Mitigation Plan (“3M Plan”) for the Mt. Hope Project.  Eureka County, Nevada and two other parties comprised of water rights holders in Diamond Valley and Kobeh Valley appealed the State Engineer’s decision granting the water permits to the Nevada State District Court (“District Court”) and then filed a further appeal to the Nevada Supreme Court challenging the District Court’s decision affirming the State Engineer’s decision to grant the water permits.  In June 2013, the appeal was consolidated by the Nevada Supreme Court with an appeal of the State Engineer’s approval of the 3M Plan filed by two water rights holders.  The District Court previously approved the State Engineer’s approval of the 3M Plan and the two parties subsequently appealed the District Court’s decision to the Nevada Supreme Court.  The 3M Plan was developed in coordination with Eureka County and Eureka County did not challenge the 3M Plan.  While the appeals were pending, the 3M Plan had been implemented to collect information on background conditions and aquifer responses to the Mt. Hope Project’s pumping, as well as to address mitigation measures for impacted third-party water rights.

On September 18, 2015, the Nevada Supreme Court issued an Order that reversed and remanded the cases to the District Court for further proceedings consistent with its Order.  On October 29, 2015, the Nevada Supreme Court issued the Order as a published Opinion.  The Nevada Supreme Court ruled that the State Engineer did not have sufficient evidence in the record at the time he granted the water permits to demonstrate that successful mitigation may be undertaken so as to dispel the threat to existing water rights holders.

The Company is evaluating the Opinion to fully understand the process and timing associated with addressing issues identified by the Supreme Court, and will move forward as expeditiously as possible, following the remand by the District Court to the State Engineer.  The Company expects to comply with the Supreme Court Opinion and provide additional evidence of its ability to mitigate any potential impacts to water rights in Kobeh Valley that could result from the Mt. Hope Project’s water use.

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

ITEM 1A.RISK FACTORS.

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

•	POS-Minerals’ right under the LLC Agreement to approve certain major decisions regarding the Mt. Hope Project could impair our ability to quickly adapt to changing market conditions;
•	Maintaining effectiveness of current molybdenum supply agreements;
•	fluctuations in the market price of, and demand for, molybdenum and other metals;
•	counter party risks;
•	the ability to maintain, or renew licenses, rights and permits required to develop or operate our mines, including judicial outcomes;
•	the ability to obtain re-authorized water rights and permits, subject to further judicial appeals, may further delay the development of the Mt. Hope Project;
•	the timing of exploration, development and production activities and estimated future production, if any;
•	estimates related to costs of production, capital, operating and exploration expenditures;
•	the estimation and realization of mineral reserves and production estimates, if any;
•	inherent operating hazards of mining;
•	title disputes or claims;
•	climate change and climate change legislation for planned future operations;
•	government regulation of mining operations, environmental conditions and risks, reclamation and rehabilitation expenses;
•	compliance/non-compliance with the Mt. Hope Lease Agreement;
•	losing key personnel and contractors or the inability to attract and retain additional personnel;
•	reliance on independent contractors, experts, technical and operational service providers over whom we have limited control;
•	increased costs can affect our profitability;
•	shortages of critical parts, equipment, and skilled labor may adversely affect our development costs;
•	legislation may make it difficult to retain or attract officers and directors and can increase costs of doing business; and
•	provisions of Delaware law and our charter and bylaws may delay or prevent transactions that would benefit stockholders.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.MINE SAFETY DISCLOSURES

None.

ITEM 5.OTHER INFORMATION

On November 2, 2015, the Company and AMER entered into an amendment to the Investment and Securities Purchase Agreement, thereby creating a three tranche investment strategy that will create a strategic partnership and equity investment to assist with the Company’s ability to secure full financing for the Mt. Hope Project.   The Company announced receipt of funds to successfully close Tranche 1 of the amended Investment Agreement on November 2, 2015.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity, Capital Resources and Capital Requirements” for more information.

ITEM 6.EXHIBITS

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation of General Moly, Inc., as amended (filed herewith)
10.1

First Amendment to Molybdenum Supply Agreement dated July 22, 2015, by and between SeAH Besteel Corporation and General Moly, Inc. (Filed as Exhibit 10.2 to our Current Report on Form 8-K filed on July 24, 2015.)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
99.1	Press Release of General Moly, Inc. dated November 3, 2015 (filed herewith).
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

Dated: November 4, 2015

GENERAL MOLY, INC.

By:	/s/ Lee M. Shumway
Lee M. Shumway
Chief Financial Officer and Duly Authorized Officer