Form 10-K
period 2015-12-31
General Moly, Inc
filed 2016-03-11
CIK 1275229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2015, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $47,079,075 based on the closing price as reported on the NYSE MKT.

As of March 3, 2016,  110,562,277 shares of the registrant’s common stock, par value of $0.001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement to be used in connection with its Annual Meeting of Stockholders and to be filed within 120 days of December 31, 2015 are incorporated by reference into Part III, Items 10-14, of this report on Form 10-K.

PART I

ITEMS 1. & 2.BUSINESS AND PROPERTIES

The Company

References made in this Annual Report on Form 10-K to “we,” “our,” “us,” and the “Company” refer to General Moly, Inc. and its consolidated subsidiary Eureka Moly, LLC.

We are in the business of the exploration, development and mining of properties primarily containing molybdenum.  Our primary asset is an 80% interest in the Mt. Hope Project (“Mt. Hope Project”), a primary molybdenum property, located in Eureka County, Nevada.  The Mt. Hope Project contains proven and probable molybdenum reserves totaling 1.4 billion pounds (1.1 billion pounds owned by us) of which 1.2 billion pounds (1.0 billion pounds owned by us) are estimated to be recoverable.  We received federal and state of Nevada regulatory approvals in November 2012.  In 2006, we acquired a second significant molybdenum and copper project, the Liberty Project (“Liberty Project”), located in Nye County, Nevada, which we wholly own.  The Liberty Project is anticipated to become our second molybdenum and copper operation, after commencement of commercial production at the Mt. Hope Project, with initial production dependent on market conditions.

Mt. Hope Project

In August, 2007, we completed a Bankable Feasibility Study (“Bankable Feasibility Study” or “BFS”) that provided data on the viability, expected economics, and production and cost estimates of the project.  Since publication of the BFS, we have revised several estimates, based primarily on engineering progress, which remains approximately 65% complete at December 31, 2015.  Our current estimates for the Mt. Hope Project capital cost requirements are referred to as the “Project Capital Estimate” and our current estimates for the Mt. Hope Project operating costs are referred to as the “Project Operating Cost Estimate”.  On January 16, 2014, we filed a technical report (the “January 2014 Technical Report”) prepared in accordance with National Instrument 43-101 Standards of Disclosure for Mineral Projects of the Canadian Securities Administration (“NI 43-101”) for the Mt. Hope Project. The NI 43-101 is a codified set of rules and guidelines for reporting and displaying information related to mineral properties owned by, or explored by, companies which report these results on stock exchanges within Canada. The completed report estimates molybdenum reserves and resources, production, capital and operating cost parameters, along with project economics, as discussed in “— Reserves and Mineralized Material” below.  There have been no subsequent updates to the January 2014 Technical Report.

Project Ownership

From October 2005 to January 2008, we owned the rights to 100% of the Mt. Hope Project.  Effective as of January 1, 2008, we contributed all of our interest in the assets related to the Mt. Hope Project, including our lease of the Mt. Hope Project, into Eureka Moly, LLC (“the LLC”), and in February 2008 entered into an agreement (“LLC Agreement”) for the development and operation of the Mt. Hope Project with POS-Minerals Corporation (“POS-Minerals”) an affiliate of POSCO, a public company based in the Republic of Korea and one of the world’s largest producers of steel.  POSCO was ranked the 162nd largest corporation by revenues in the world in the Fortune Global 500 for 2015.  Under the LLC Agreement, POS-Minerals owns a 20% interest in the LLC and General Moly, through Nevada Moly, LLC (“Nevada Moly”), a wholly-owned subsidiary, owns an 80% interest.  In this report, POS-Minerals and Nevada Moly are also referred to as the “members.”  The ownership interests and/or required capital contributions under the LLC Agreement can change as discussed below.

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

The original Return of Contributions amount of $36.0 million due to POS-Minerals is reduced, dollar for dollar, by the amount of capital contributions for equipment payments required from POS-Minerals under approved budgets of the LLC, as discussed further below.  As of December 31, 2015, this amount has been reduced by $2.1 million, consisting of 20% of an $8.4 million principal payment made on milling equipment in March 2015 and a $2.2 million principal payment made on electrical transformers in April 2015, such that the remaining amount due to POS-Minerals is $33.9 million.  If Nevada Moly does not fund its additional capital contribution in order for the LLC to make the required return to POS-Minerals set forth above, POS-Minerals has an election to either make a secured loan to the LLC to fund the Return of Contributions, or receive an additional interest in the LLC, from Nevada Moly, estimated to be 5%.  In the latter case, Nevada Moly’s interest in the LLC is subject to dilution by a percentage equal to the ratio of 1.5 times the amount of the unpaid Return of Contributions over the aggregate amount of deemed capital contributions (as determined under the LLC Agreement) of both parties to the LLC (“Dilution Formula”).  At December 31, 2015, the aggregate amount of deemed capital contributions of both members was $1,078.3 million.

Furthermore, the LLC Agreement authorizes POS-Minerals to put/sell its interest in the LLC to Nevada Moly after a change of control of Nevada Moly or the Company, as defined in the LLC Agreement, followed by a failure by us or our successor company to use standard mining industry practice in connection with the development and operation of the Mt. Hope Project as contemplated by the parties for a period of twelve (12) consecutive months.  If POS-Minerals exercises its option to put or sell its interest, Nevada Moly or its transferee or surviving entity would be required to purchase the interest for 120% of POS-Minerals’ total contributions to the LLC, which, if not paid timely, would be subject to 10% interest per annum.

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

Effective January 1, 2015, Nevada Moly and POS-Minerals signed an amendment to the LLC agreement under which $36.0 million held by the LLC in a reserve account established in December 2012 is being released for the mutual benefit of both members related to the jointly approved Mt. Hope Project expenses through 2020.  In January 2015, the reserve account funded a reimbursement of contributions made by the members during the fourth quarter of 2014, inclusive of $0.7 million to POS-Minerals and $2.7 million to Nevada Moly.  The remaining funds are now being used to pay ongoing expenses of the LLC until the Company obtains full financing for its portion of the Mt. Hope Project construction cost, or until the reserve account is exhausted.  Any remaining funds after financing is obtained will be returned to Nevada Moly/the Company.  The balance of the reserve account at December 31, 2015 was $16.6 million.

Permitting Completion and Water Rights Considerations

On November 16, 2012, the BLM issued its ROD authorizing development of the Mt. Hope Project.  On April 23, 2015, the BLM issued a Finding of No Significant Impact (“FONSI”), approving an amendment to the Plan of Operations (“PoO”).  The ROD and FONSI approve the PoO and amended PoO, respectively, for construction and operation of the mining and processing facilities and also grant the Right-of-Way, and amended Right-of-Way, respectively, for a 230kV power transmission line, discussed below.  Monitoring and mitigation measures identified in the ROD and FONSI, developed in collaboration with the regulatory agencies involved throughout the permitting process, will avoid, minimize, and mitigate environmental impacts, and reflect the Company’s commitment to operate the Mt. Hope Project to the highest environmental standards.

On February 15, 2013, Great Basin Resource Watch and the Western Shoshone Defense Project (“Plaintiffs”) filed a Complaint against the U.S. Department of the Interior and the BLM (the “Defendants”) in the U.S. District Court (“District Court”), District of Nevada, seeking relief under the National Environmental Policy Act (“NEPA”) and other federal laws challenging the BLM’s issuance of the ROD for the Mt. Hope Project, and on February 20, 2013 filed a Motion for Preliminary Injunction.  The District Court allowed the LLC to intervene in the matter.

On August 22, 2013, the District Court denied, without prejudice, Plaintiffs’ Motion for Preliminary Injunction based on a  Joint Stipulation to Continue Preliminary Injunction Oral Argument, which advised the District Court that as a result of economic conditions, including the Company’s ongoing financing efforts, all major ground disturbing activities had ceased at the Mt. Hope Project.

On July 23, 2014, the U.S. District Court denied Plaintiffs’ motion for summary judgment in its entirety and on August 1, 2014 the Court entered judgment in favor of the Defendants and the LLC, and against Plaintiffs regarding all claims raised in the Complaint.

On September 22, 2014, the Plaintiffs filed their notice of appeal to the U.S. Court of Appeals for the Ninth Circuit (“Ninth Circuit”) of the U.S. District Court’s dismissal.  Both parties completed their respective briefing to the Ninth Circuit on May 1, 2015.    The ROD remains in effect as we await a decision from the Ninth Circuit.  The Company is confident in the BLM’s process and will continue to vigorously defend this subsequent appeal of the ROD.

On June 17, 2014, the LLC submitted an amendment to the approved PoO to reflect minor design changes that were identified during continued engineering and the initial phases of construction, and on November 6, 2014, submitted minor revisions to the amendment.  The BLM determined that an Environmental Assessment (“EA”) was required under the NEPA to analyze and disclose environmental impacts associated with these changes. After review and public comment, the BLM issued a FONSI on April 23, 2015. Ongoing changes to permits and the PoO during the life of mining operations are typical as design evolves and operations are optimized.

The State of Nevada Division of Environmental Protection (“NDEP”) issued a Reclamation Permit for the Mt. Hope Project on November 19, 2012, which authorizes surface disturbance and construction of facilities.  The Reclamation Permit originally approved the Phase 1 reclamation cost estimate of approximately $75.1 million.  As a result of delays in financing for the construction of the Mt. Hope Project, we submitted a revised proposal to NDEP to reduce our reclamation liability to current surface disturbance estimates.  In December 2015, NDEP and the BLM accepted our revised estimates approving a reduction of the reclamation estimate to approximately $2.8 million.  We worked with the LLC’s reclamation surety underwriters to satisfy the reduced $2.8 million financial guarantee requirements under the ROD for the Mt. Hope Project.  As of early 2016, the surety bond program is funded with a cash collateral payment of  $0.3 million, a reduction from the $4.6 million established in November 2014, resulting in a $4.3 million return of collateral received in February 2016.

In July 2011 and June 2012, respectively, the Nevada State Engineer (“State Engineer”) granted all water permits and approved a Monitoring, Management and Mitigation Plan (“3M Plan”) for the Mt. Hope Project.  Eureka County, Nevada and two other parties comprised of water rights holders in Diamond Valley and Kobeh Valley appealed the State Engineer’s decision granting the water permits to the Nevada State District Court (“District Court”) and then filed a further appeal to the Nevada Supreme Court challenging the District Court’s decision affirming the State Engineer’s decision to grant the water permits.  In June 2013, the appeal was consolidated by the Nevada Supreme Court with an appeal of the State Engineer’s approval of the 3M Plan filed by two water rights holders.  The District Court previously upheld the State Engineer’s approval of the 3M Plan and the two parties subsequently appealed the District Court’s decision to the Nevada Supreme Court.  While the appeals were pending, the 3M Plan had been implemented to collect information on background conditions and aquifer responses to the Mt. Hope Project’s pumping, as well as to address mitigation measures for impacted third-party water rights.

On September 18, 2015, the Nevada Supreme Court issued an Order that reversed and remanded the cases to the District Court for further proceedings consistent with the Order.  On October 29, 2015, the Nevada Supreme Court issued the Order as a published Opinion.  The Nevada Supreme Court ruled that the State Engineer did not have sufficient evidence in the record at the time he granted the water permits to demonstrate that successful mitigation may be undertaken so as to dispel the threat to existing water rights holders.

On November 23, 2015, the Nevada Supreme Court issued its Remittitur to the District Court for the County of Eureka to remand the matter to the State Engineer for further proceedings consistent with its Opinion.  The Company will move forward as expeditiously as possible to reobtain its water permits, following the remand by the District Court to the State Engineer.  The Company expects to comply with the Supreme Court Opinion and provide additional evidence of its ability to successfully mitigate any potential impacts to water rights in Kobeh Valley that could result from the Mt. Hope Project’s water use.

On May 29, 2012, NDEP issued a Class II Air Quality Operating Permit for the Mt. Hope Project.  This permit establishes operating restrictions and monitoring requirements associated with specific air emission points and remains in effect.

On November 26, 2012, NDEP issued a Water Pollution Control Permit (“WPC”) for the Mt. Hope Project.  The WPC also approves the operational and closure plans for the Mt. Hope Project, establishes monitoring requirements, and remains in effect.

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

The LLC initiated preliminary construction activities on the Mt. Hope Project in early January 2013 during a period in which market conditions were conducive to construction financing, including early wellfield development and clearing and grubbing of terrain.  Completion of the wellfield and water distribution systems are key items necessary to begin major construction activities.  Preliminary work also included clearing the open pit minesite, millsite, tailings dam and administrative office areas.  All preliminary construction activity was halted in the spring of 2013 and remains suspended as a result of the current molybdenum market, which along with the October 2015 decision of the Nevada Supreme Court, has affected our ability to obtain financing for construction of the Mt. Hope Project.

Capital & Operating Cost Estimates

The development of the Mt. Hope Project has a Project Capital Estimate of $1,312 million, which includes development costs of approximately $1,245 million and $67 million in cash financial guaranty/bonding requirements, advance royalty payments, and power pre-payment estimates.  These capital costs were updated in the third quarter of 2012, and were then escalated by approximately 3% in the third quarter of 2013, for those items not yet procured or committed to by contract.  The Mt. Hope Project has not materially changed in scope and remains currently designed at approximately 65% engineering completion, with solid scope definition.  The pricing associated with this estimate remains subject to escalation associated with equipment, construction labor and commodity price increases, and project delays, which will continue to be reviewed periodically.  The Project Capital Estimate does not include financing costs or amounts necessary to fund operating working capital and potential capital overruns, is subject to additional holding costs as financing activities for construction of the Mt. Hope Project are delayed, and may be subject to other escalation and de-escalation as contracts and purchase arrangements are finalized at then current pricing.  From October 2007 through the year ended December 31, 2015, the LLC spent approximately $282.2 million of the estimated $1,312 million on development of the Mt. Hope Project.

The LLC’s Project Operating Cost Estimate forecasts molybdenum production of approximately 40 million pounds per year for the first five years of operations at estimated average direct operating costs of $6.28 per pound based on $90 per barrel oil equivalent energy prices.  The Costs Applicable to Sales (“CAS”) per pound, including anticipated royalties calculated at a market price of $15 per pound molybdenum, are anticipated to average $7.00 per pound for the first 5 years.  For a reconciliation of direct operating costs, a non-GAAP measure, to CAS, see “—Description of the Mt. Hope Project—Reserves and Mineralized Material—Production and Operating Cost Estimates” below.  These cost estimates are based on 2013 constant dollars and are subject to cost inflation or deflation, including the impact of prevailing oil equivalent energy prices.  The Company will update the operating cost projections with new commodity pricing adjustments at the time of project construction restart.

Equipment and Supply Procurement

Through December 31, 2015, the LLC has made deposits and/or final payments of $85.7 million on equipment orders, has spent approximately $196.5 million for the development of the Mt. Hope Project, for a total Mt. Hope Project inception-to-date spend of $282.2 million.

In 2012, the LLC issued a firm purchase order for eighteen haul trucks.  The order provides for delivery of those haul trucks required to perform initial mine development, which will begin several months prior to commercial production.  Non-refundable down-payments of $1.2 million were made in 2012, with pricing subject to escalation as the trucks were not delivered prior to December 31, 2013.  During January 2016, the LLC renegotiated the timelines for truck delivery and delayed deliveries into December 2016.  The contract is cancellable with no further liability to the LLC.

Also in 2012, the LLC issued a firm purchase order for four mine production drills with a non-refundable down-payment of $0.4 million, and pricing was subject to escalation if the drills were not delivered by the end of 2013.  In the fourth quarter of 2015, the LLC accepted a change order which delayed delivery into December 2016.  The contract remains cancellable with no further liability to the LLC.

On June 30, 2012, the LLC’s contract to purchase two electric shovels expired.  On July 11, 2012, we signed a letter of intent with the same vendor providing for the opportunity to purchase the electric shovels at prices consistent with the expired contract, less a special discount in the amount of $3.4 million to provide credit to the LLC for amounts paid as deposits under the expired contract.  The letter of intent provides that equipment pricing will remain subject to inflation indexes and guarantees production slots to ensure that the equipment is available when required by the LLC.  In January 2016, the parties agreed to extend the letter of intent through December 30, 2016.

Based on our current forecast, the Company does not anticipate taking delivery of the haul trucks, drills, and electric shovels in 2016 and will work with the respective vendors to extend these agreements annually until we obtain financing for construction of the Mt. Hope Project.

Termination of Agreements with Hanlong (USA) Mining Investment Inc.

In March 2010, we signed a series of agreements with Hanlong (USA) Mining Investment, Inc. (“Hanlong”), an affiliate of Sichuan Hanlong Group, a privately held Chinese company.  The agreements formed the basis of a $745 million transaction that was intended to provide the Company with adequate capital to contribute its 80% share of costs to develop the Mt. Hope Project.  The agreements resulted in the sale to Hanlong of 11.8 million shares of our common stock for a purchase price of $40 million, with additional potential equity issuances conditioned on Hanlong procuring a project financing Term Loan from a Chinese bank.  The agreements also provided for Hanlong representation on our Board, limitations on how Hanlong would vote its shares of the Company and on its ability to purchase or dispose of our securities, and included a $10.0 million Bridge Loan to the Company to preserve liquidity until availability of the Term Loan.

Most of the provisions of the agreements with Hanlong were terminated in 2013 because no project financing occurred, including repayment of the $10.0 million Bridge Loan which the parties agreed to offset against the $10.0 million termination break fee owed to the Company by Hanlong.  However, Hanlong remains the owner of approximately 11% of our outstanding common stock and their representative continues as an elected member of our Board as of December 31, 2015.  In February 2016, the Governance and Nominating Committee of the Company’s Board of Directors determined it would not renominate the Hanlong representative, Nelson F. Chen, to the Board, as Hanlong’s beneficial ownership of the Company’s common stock on a fully diluted basis has fallen below 10%.  Mr. Chen’s term as a director will expire at the 2016 Annual Meeting of Stockholders.

Agreement with AMER International Group (“AMER”)

Private Placement

In April 2015, the Company and AMER entered into a private placement for 40.0 million shares of the Company’s common stock and warrants to purchase 80 million shares of the Company’s common stock, priced using the trailing 90-day volume weighted average price (“VWAP”) of $0.50 on April 17, 2015, the date the investment agreement was signed. General Moly received stockholder approval of the transaction on June 30, 2015.

On November 2, 2015, the Company and AMER entered into an amendment to the Investment and Securities Purchase Agreement, thereby creating a three-tranche investment strategy that creates a strategic partnership to assist the Company in obtaining full financing for the Mt. Hope Project.  The first tranche of the amended investment agreement closed on November 24, 2015 for a $4.0 million private placement representing 13.3 million shares, priced at $0.30 per share, and warrants to purchase 80.0 million shares of common stock at $0.50 per share, which will become exercisable upon availability of an approximately $700.0 million senior secured loan (“Bank Loan”). The $4.0 million private placement has been divided evenly between general corporate purposes and an expense reimbursement account available to both AMER and the Company to cover anticipated Mt. Hope financing costs and other jointly sourced business development opportunities. In addition, AMER and General Moly entered into a Stockholder Agreement allowing AMER to nominate a director to a now seven member General Moly Board of Directors, additional directors following the close of Tranche 3, discussed below, and drawdown of the Bank Loan.  The Stockholder Agreement also governs amer’s acquisition and transfer of General Moly shares.  The parties agreed to eliminate the condition to closing the investment agreement requiring a letter of intent from a Prime Chinese Bank endorsing the Bank Loan as a result of the current molybdenum market price and recent water rights decision from the Nevada Supreme Court. The parties also agreed to eliminate the requirement of the Company to obtain consent from APERAM, as Tranche 1 was issued at $0.30 per share, which is above the October 30, 2015, closing price of $0.29 per share.

Tranche 2 of the amended investment agreement will include a $6.0 million private placement representing 12.0 million shares, priced at $0.50 per share. $5.0 million of the $6.0 million will be used for general corporate purposes and $1.0 million will be set aside for the expense reimbursement account discussed above. Closing of the second tranche is contingent on the Nevada State Engineer restoring permits for the Mt. Hope Project's water rights and for the price of molybdenum to average in excess of $8/lb for a 30 consecutive calendar day period.

Tranche 3 of the amended investment agreement will include a $10.0 million private placement representing 14.7 million shares, priced at $0.68 per share. Execution of the third tranche is contingent on a final adjudication of the Mt. Hope Project's water rights through courts or settlement, if further protests and appeals result from the issuance of the water permits, and for the price of molybdenum to average in excess of $12/lb for a 30 consecutive calendar day period. After Tranche 3 of the agreement is executed, AMER will nominate a second director to General Moly’s then eight member Board of Directors.

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

When documentation is complete and drawdown of the approximately $700 million Bank Loan becomes available, 80.0 million warrants to purchase common shares of General Moly will become exercisable by AMER at $0.50. After drawdown of the Bank Loan, AMER will nominate a third Director to General Moly’s Board of Directors. All conditions to complete the warrants transaction must be completed no later than April 17, 2017.

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

Since purchasing the Liberty Project, we have completed two drilling programs that, combined with previous evaluation work performed by former owners, identified mineralization.  In April 2008 we completed a pre-feasibility study that detailed initial capital and operating costs, anticipated mining and milling rates and permitting requirements.  In 2011, the Company released an updated NI 43-101 compliant resource estimate.  Later the same year, a pre-feasibility study detailing updated resource estimates and project economics was released. Metallurgical and environmental work were advanced in 2013 with dedicated internal resources and $0.2 million in external costs.  In 2014, the Company more closely examined the use of existing infrastructure and the copper potential of the property.  This work resulted in an updated NI 43-101 compliant pre-feasibility study, released in July 2014 which developed a statement of mineral reserves under the Canadian definitions.  Those definitions are not consistent with U.S. definitions.  Under United States Securities and Exchange Commission Industry Guide 7,  Description of property by issuers engaged or to be engaged in significant mining operations (“Industry Guide 7”), the Liberty Project deposit contains 309.2 million tons of mineralized material with a total molybdenum grade of 0.078% and a total copper grade of 0.098%.  The Liberty Project is considered to be a follow-on project to the Mt. Hope Project that the Company intends to actively pursue following development of the Mt. Hope Project, dependent on market conditions at that time.

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

We maintain a website at www.generalmoly.com, on which we post free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q, Extensible Business Reporting Language (“XBRL”) documents, and any amendments to these reports under the heading “Investors” as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.  We also routinely post important information about the Company on our website under the heading “Investors.”  We do not incorporate the information on our website into this document and you should not consider any information on, or that can be accessed through, our website as part of this document.  You may read and copy any materials we file with the SEC at the Securities and Exchange Commission Public Reference Room at 100 F Street NE Washington, DC 20549.  Information regarding the operation of the Public Reading Room may be obtained by calling the SEC at 1.800.732.0330.  The SEC also maintains a website that contains our reports and other information at www.sec.gov.

Corporate Strategy and Objective

Our corporate strategy has been to acquire and develop highly profitable advanced stage mineral deposits.  Our corporate objective is to profitably develop and operate the Mt. Hope Project and to complete our evaluation and commence development of the Liberty Project.  We are focused on obtaining financing required to complete the development of the Mt. Hope Project, while at the same time conserving our cash resources until such financing is received.  In addition, we continue to evaluate potential value-accretive acquisition opportunities jointly with AMER.

We believe we have the following business strengths that will enable us to achieve our objectives:

•	We have retained a strong, proven management team with experience in mine development, project financing, and operations.

•

The Mt. Hope Project, of which we own 80%, has received its federal and State of Nevada operational permits.  We are working with the Nevada State Engineer to re-obtain our water permits following the October 2015 Nevada Supreme Court decision reversing the issuance of our permits.  It is anticipated to be one of the largest and lowest cost primary molybdenum projects in the world, driven, in part, by high ore grades that will be processed early in the mine life.

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

•

We anticipate favorable long-term market fundamentals for molybdenum and copper based on historical price ranges and the industry cost structure and believe that the price has a better probability of appreciating than depreciating further.

Products

We do not currently produce any products.  When the Mt. Hope Project is developed, the LLC expects production of 40 million pounds of molybdenum per year over the first five years on average and approximately 1.2 billion pounds of molybdenum over the expected 41-year life of the project.  The Mt. Hope Project will primarily focus on producing Technical Grade Molybdenum Oxide (“TMO”), which is widely utilized by the steel industry.  In the future, we may also consider producing ferromolybdenum (“FeMo”), which is also used by the steel industry and would make the Company an integrated supplier to the steel industry, and have designed the Mt. Hope Project plant to accommodate this process.

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

Other significant molybdenum applications include lubrication, catalytic sulfur reduction in petrochemicals, lighting, LCD activation screens, x-ray generation, high temperature heat dissipation and high temperature conductivity.  These areas represent the highest technical and value-added applications of molybdenum.

Competitive Conditions

Molybdenum exploration, development and production is a competitive business.  We anticipate competing worldwide with numerous molybdenum suppliers once the Mt. Hope Project achieves production.

The supply of molybdenum comes from both primary molybdenum mines which represents approximately 40% of the molybdenum produced annually, such as our proposed Mt. Hope Project, and as a byproduct of porphyry copper production, which represents approximately 60% of the annual production, as estimated by CPM Group in February 2016.  Annual molybdenum production is estimated by CPM Group to be 516 million pounds in 2016 and then 536 million pounds in 2017.  Although many companies produce molybdenum, some of which also mine other minerals, approximately two-thirds of global production is concentrated among ten companies.

When and if we develop either or both our Mt. Hope Project and/or Liberty Project and commence production, our competitive position will be based on the quality and grade of our ore bodies and our ability to manage costs compared with other producers.

Employees

The Company had a total of 17 employees, including 16 exempt and 1 hourly employee, as of December 31, 2015.

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

From November 2004 through August 2007 we conducted numerous exploration, drilling and evaluation studies, culminating in the BFS for the Mt. Hope Project.  In 2005, we initiated the baseline studies necessary for development of an Environmental Impact Statement (“EIS”).  We completed an initial PoO, which the BLM accepted in September 2006.  In December 2006, the BLM selected an environmental firm to complete the EIS for the Mt. Hope Project.  The Company worked diligently with the environmental firm to complete the EIS, resulting in the ROD becoming effective on November 16, 2012.  On January 16, 2014, we filed a technical report (the “January 2014 Technical Report”) prepared in accordance with National Instrument 43-101 Standards of Disclosure for Mineral Projects of the Canadian Securities Administration (“NI 43-101”) for the Mt. Hope Project, estimating molybdenum reserves and resources, production, capital and operating cost parameters and project economics.

The Mt. Hope Project — the Mt. Hope Lease

The Mt. Hope Project is owned/leased and will be operated by the LLC under the LLC Agreement.  The LLC currently has a lease (“Mt. Hope Lease”) with Mount Hope Mines, Inc. (“MHMI”) for the Mt. Hope Project for a period of 30 years from October 19, 2005 and for so long thereafter as operations are being conducted on the property.  The lease may be terminated earlier at the election of the LLC, or upon a material breach of the lease and failure to cure such breach.  If the LLC terminates the lease, termination is effective 30 days after receipt by MHMI of written notice to terminate the Mt. Hope Lease and no further payments would be due to MHMI.  If MHMI terminates the lease, termination is effective upon receipt of a notice of termination of a material breach, representation, warranty, covenant or term contained in the Mt. Hope Lease and followed by failure to cure such breach within 90 days of receipt of a notice of default.  MHMI may also elect to terminate the Mt. Hope Lease if the LLC has not cured the non-payment of obligations under the lease within 10 days of receipt of a notice of default.

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

The Mt. Hope Lease is subject to the payment of certain royalties.  See  “Business—Description of the Mt. Hope Project—Royalties, Agreement and Encumbrances” below.  In addition to the royalty payments, the LLC is obligated to maintain the property and the Mt. Hope Project’s associated water rights, including the payment of all property taxes and claim maintenance fees.  The LLC must also indemnify MHMI against any and all losses incurred as a result of any breach or failure to satisfy any of the terms of the Mt. Hope Lease or any activities or operations on the Mt. Hope property.

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

Royalties, Agreements and Encumbrances

Advance Royalty

The Mt. Hope Lease requires a royalty advance (“Construction Royalty Advance”) of 3% of certain construction capital costs, as defined in the Mt. Hope Lease.  The LLC is obligated to pay a portion of the Construction Royalty Advance each time capital is raised for the Mt. Hope Project based on 3% of the expected capital to be used for those certain construction capital costs defined in the Mt. Hope Lease.  Through December 31, 2015, we have paid $24.1 million of the total Construction Royalty Advance.  Based on our Mt. Hope Project capital budget we estimate that a final reconciliation payment on the Capital Construction Cost Estimate (the “Estimate”) will be due following the commencement of commercial production, after as-built costs are definitively determined.  The Company estimates, based on the revised capital estimate discussed above and the current timeline for the commencement of commercial production, that an additional $4.2 million will be due approximately 24 months after the commencement of construction.  This amount was accrued as of December 31, 2015.  The capital estimates will be subject to escalation as the Company experiences continued delays associated with current market conditions and its ability to seek and obtain full financing for the Mt. Hope Project.

The LLC is also obligated to make a minimum annual advance royalty payment (“Annual Advance Royalty”) of $0.5 million each October 19 for any year wherein commercial production has not been achieved or the MHMI Production Royalty (as hereinafter defined) is less than $0.5 million.  As commercial production is not anticipated to commence until early 2019, the Company has accrued $1.5 million in Annual Advance Royalty payments which will be due in three $0.5 million installments in October 2016, 2017 and 2018, respectively.  An additional installment of $0.5 million was paid in October 2015.  The Estimate and the Annual Advance Royalty are collectively referred to as the “Advance Royalties.”  All Advance Royalties are credited against the MHMI Production Royalties once the mine has achieved commercial production.  After the mine begins production, the LLC estimates that the MHMI Production

Royalties will be in excess of the Annual Advance Royalties for the life of the Mt. Hope Project. Until the advance royalties are fully credited, the LLC will pay one half of the calculated Production Royalty annually.  Assuming a realized $12 molybdenum price, the Annual Advance Royalties will be consumed within the first five years of commercial production.

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

Environmental Regulations and Permits

The Mt. Hope Project is subject to numerous state of Nevada and federal environmental regulations and permits.  See “—Applicable Mining Laws” and “—Permitting” below for a detailed description of these requirements.

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

Local Resources and Infrastructure

The town of Eureka, Nevada is approximately 21 miles to the south of the Mt. Hope Project, via Route 278.  The infrastructure requirements to support the mine and mill concentrator consist of bringing power and water to the property, commensurate with the operational requirements, including developing a water wellfield within the Kobeh Valley water basin, constructing site access roads, constructing maintenance shops for the mine and plant administrative offices, constructing a potable water supply system, constructing septic leachfield systems, installing emergency power generators and propane gas tanks, and installing facilities for project communications.  A 230kV power line is expected to be developed from the Machacek substation near Eureka to the minesite.

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

The ore deposit is a molybdenum porphyry, which is classified as a “Climax-type” deposit.  This type of deposit has well zoned molybdenum mineralization.  The molybdenum mineral content, termed grade zoning, surrounds the central area of the deposit and forms geometries that are circular in plan and arch shaped in section. Mt. Hope has two of these mineralized systems adjacent to each other.  The mineral zones or “shells” consist of quartz porphyry and hornfels cross-cut by quartz stockwork veining containing molybdenite.

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

Exploration

The majority of the exploration activities were completed prior to leasing the property from MHMI.  However, since acquiring access to the Mt. Hope Project, we have completed additional exploration drilling for molybdenum for the purposes of supporting our BFS and subsequent January 2014 Technical Report and obtaining engineering information for items such as geotechnical design, hydrology, and condemnation for waste dumps and tailing ponds as well as infill drilling for ore calculation purposes.

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

Ore to Be Mined

The table below summarizes the ore grades we expect to mill under our January 2014 Technical Report prepared in accordance with NI 43-101 guidelines for the Mt. Hope Project:

Mill Feed Ore Statistics

		Average
		Grade	Mo
Category	Ktons	Sulfide Mo%	Recovery %
Ore in Years 1-5	122,000	0.092	89.8
Ore in Years 1-10	244,000	0.086	89.5
Ore Life of Mine	985,000	0.07	88.8

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

In February 2014, we announced the results of an internal study for operating the Mt. Hope Project in later years in a sustained lower molybdenum price environment.  The study considered an optional scenario which would provide ore for 24 years of mining and 30 years of milling, compared with the base plan discussed above (34 years of mining and 41 years of milling).  The optional scenario provides the LLC with flexibility to respond to a sustained lower molybdenum price environment in later years, after the Mt. Hope Project is developed and operating.  During the first nine years of production in the pit, there would be no meaningful change between the base and optional scenario developed by the study.  The divergence would come in later years when the optional scenario could be implemented if lower molybdenum prices are sustained long-term.

Mining

The Mt. Hope Project is planned for production by conventional large-scale, hardrock, open-pit mining methods.  The current mine plan provides for primary loading with a fleet of two electric cable shovels, one hydraulic shovel, and one front-end loader.  The mine fleet is expected to include 24 240-ton trucks by the end of the first full year of production.  Once construction commences, the LLC anticipates engaging a contractor to perform approximately 10 months of pre-production stripping concurrent with the initial phases of construction of the Mt. Hope Project.

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

Statement of Reserves and Mineralized Material

Units = Short Tons

Reserves

Cutoff Grade	Proven Reserves		Probable Reserves		Proven+Probable Reserves
		Grade		Grade		Grade
Sulfide Mo	Ktons	Sulfide Mo	Ktons	Sulfide Mo	Ktons	Sulfide Mo

0.034%	320,473	0.084%	664,129	0.063%	984,602	0.07%

Additional Mineralized Material

Cutoff Grade	Mineralized Material
		Grade
Sulfide Mo	Ktons	Sulfide Mo

0.025–0.034	65,243	0.033%

Footnotes to Statements of Reserves and Mineralized Material

Reserve tons are tabulated at the cutoff grade of 0.034% Sulfide Mo.  The final reserve pit design completed in early 2014 was based on a molybdenum price of $12/lb molybdenum in the saleable form of molybdenum tri-oxide.  As of December 31, 2015, the approximate three-year backward average price for molybdenum was $9.56/lb, according to Ryan’s Notes, a ferro-alloy industry news and pricing publication (and the spot price for molybdenum on the same date was approximately $5.20/lb).

The reserve at the Mt. Hope Project is based on a detailed mine plan and production schedule that was reported in the January 2014 Technical Report.  If the current three-year backward average price for molybdenum is applied to the estimated mineral sales from that mine plan and schedule, the total of the non-discounted forward-looking cash flows is positive.  On that basis, the stated reserve is not impaired.

The three-year backward average price of molybdenum will continue to decline if the current trend in molybdenum prices does not improve.  As a result, the Company has developed alternative mine plans based on lower mineral prices to evaluate the economic sensitivity of the Mt. Hope Project.  An alternative mine plan has been developed based on a $10/lb molybdenum price as compared to the current price of $12/lb.  The resulting mine plan produces combined proven and probable reserves of approximately 738 million tons of ore at 0.072% molybdenum.  This alternative plan would result in 24 years of mining and 30 years of milling at the Mt. Hope Project compared to the stated reserve life of 34 years of mining and 41 years of milling.  If the alternative scenario were to be implemented in the future, the Mt. Hope Project would produce 933 million pounds of molybdenum, reducing salable molybdenum by 278 pounds of higher cost production.

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

Capital Cost Estimates

The development of the Mt. Hope Project has a Project Capital Estimate of $1,312 million, which includes development costs of approximately $1,245 million and $67 million in cash financial guaranty/bonding requirements, advance royalty payments, and power pre-payment estimates.  These capital costs were updated in the third quarter of 2012, and were then escalated by approximately 3% in the third quarter of 2013, for those items not yet procured or committed to by contract.  The Mt. Hope Project has not materially changed in scope and remains currently designed at approximately 65% engineering completion, with solid scope definition.  The pricing associated with the estimate remains subject to escalation associated with equipment, construction labor and commodity price increases, and project delays, which will continue to be reviewed periodically.  The Project Capital Estimate does not include financing costs or amounts necessary to fund operating working capital and potential capital overruns, is subject to additional holding costs as the Company experiences delays in obtaining its portion of financing for the Mt. Hope Project, and may be subject to other escalation and de-escalation as contracts and purchase arrangements are finalized at then current pricing.  From October 2007 through the year ended December 31, 2015, the LLC spent approximately $282.2 million of the estimated $1,312 million on development of the Mt. Hope Project.

The anticipated capital requirements of the Mt. Hope Project are divided into cost categories in the following table:

	Millions $US
		2013
	2012	Revised
Category	Estimate	Estimate
Mining equipment	$150	$149
Construction, materials & plant facilities	583	595
Owners cost, pre-stripping, camp	245	265
Taxes, freight, commissioning, spares	73	74
Equipment suspension costs	11	11
Engineering, Procurement, & Construction Mgmt	70	70
Contingency	70	59
Escalation	—	22
Total Capital	$1,202	1,245
Bonding and pre-paid items	67	67
Total Capital Requirement	$1,269	1,312

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

Pricing

The worldwide molybdenum price fluctuated between $5.33 per pound in 2003 to over $40.00 per pound in 2005 and traded in the mid-$30s per pound prior to October 2008, when prices fell from approximately $33.50 per pound to $7.70 per pound in April 2009 as a result of the global financial crisis.  Subsequent to April 2009, prices slowly rose finishing 2009 at $12.00 per pound and further increasing to finish 2010 at $16.40 per pound.  By the end of 2011, prices had pulled back to $13.30 per pound, then decreased further to $9.75 per pound at the conclusion of 2013, and fell further to $9.13 per pound by the end of 2014.  In 2015,  molybdenum traded in a range of $4.53 per pound to $9.40 per pound according to Ryan’s Notes, with performance for the first eight months of the year driven by tighter supply of material and solidifying downstream demand, particularly in the stainless steel, energy infrastructure and transportation industries. Beginning in September 2014, molybdenum price experienced a sharp pullback reflecting softening spot market molybdenum demand and a strengthening U.S. dollar, amongst other factors.

In our BFS and subsequent January 2014 Technical Report and for a portion of our financial evaluations, we use molybdenum prices prepared by an independent commodities research company, CPM Group.  Their research is a comprehensive look at both the supply and demand side of the molybdenum market.  Through their research, they forecast global growth rates for molybdenum for both supply and demand.  CPM Group continues to forecast prices in excess of current spot prices over the long-term.  In February 2016, CPM Group forecast that molybdenum prices would range between $6.60 and $10.90 per pound through 2019, $11.45 in 2020, $12.00 in 2021, $15.20 in 2022, $15.95 in 2023, and $17.15 in 2024.

Production and Operating Cost Estimates

Production over the life of the Mt. Hope Project is estimated to be 1.2 billion pounds of saleable molybdenum on a 100% basis.  Average yearly production over the first full five years is estimated at 40 million pounds of molybdenum.  Direct operating costs for the Mt. Hope Project over the first full five years of operation are anticipated to average $6.28 per pound, using $90 per barrel oil equivalent energy costs, and CAS per pound over the first full five years of operation, including anticipated royalties calculated at $15 per pound molybdenum, are anticipated to average $7.00 per pound.  Life of mine CAS are estimated to be approximately $8.70 per pound of molybdenum at $90 per barrel oil, inclusive of anticipated royalty payments calculated at $15 per pound molybdenum.  These cost estimates are based on 2013 constant dollars and are subject to cost inflation or deflation.  The Company will update the operating cost projections with new commodity pricing adjustments at the time of project construction restart.

Reconciliation between CAS, a measure based on accounting principles generally accepted in the United States of America (“GAAP”), and direct operating costs, a non-GAAP measure, is provided in the table below.

Description	First Five Years	Life of Mine
Direct operating costs	$6.28	$7.90
Royalty payments (1)	0.72	0.80
Total CAS	$7.00	$8.70

(1)	Royalty payments are a function of assumed molybdenum prices realized. The above calculation assumes a molybdenum price of $15.00 per pound.

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

Since purchasing the Liberty Project, we completed two drilling programs that, combined with previous evaluation work performed by former owners, identified additional mineralization.  In April 2008, we completed a pre-feasibility study on the Liberty Project that detailed initial capital and operating costs, anticipated mining and milling rates and permitting requirements.  In 2011 the Company released an updated NI 43-101 compliant resource estimate and later the same year a pre-feasibility study detailing updated resource estimates and project economics was released.  Metallurgical and environmental work were advanced in 2013 with $0.2 million in external costs and use of dedicated internal resources.  In 2014, the Company more closely examined the use of existing infrastructure and copper potential of the property.  This work resulted in an updated NI 43-101 compliant pre-feasibility study released in July 2014 which developed a statement of mineral reserves under Canadian definitions.  Those definitions are not consistent with U.S. definitions.  Under Industry Guide 7, the Liberty deposit contains 309.2 million tons of mineralized material with a total molybdenum grade of 0.078% and a total copper grade of 0.098%. The Liberty Project is viewed by the Company as a follow-on project to the Mt. Hope Project that we intend to actively pursue following development of the Mt. Hope Project, dependent on market conditions.

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

The molybdenum mine open pit remains easily accessible for mining.  Various facilities and improvements continue to exist on the property that may be of future use for molybdenum and/or copper operations including a power supply, water rights, water and well system, offices, truck and vehicle shops, thickening tanks, water and fuel tanks, roads and other structures.  All of the mobile equipment was removed from the property.  Much of the plant area was reclaimed after the 2002 closure with most of the crushing, conveying, grinding, concentrator equipment and other milling equipment being removed from the property.

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

The operation of mines is governed by both federal and state regulatory programs.  The predominant non-environmental federal regulatory program that will affect future mining operations at the Mt. Hope Project is the mine safety regulations administered by the Mine Safety and Health Administration.  Additional federal laws, such as those governing the purchase, transport, storage or usage of explosives, and those governing communications systems, labor and taxes also apply.  State non-environmental regulatory programs affecting operations include the permitting programs for drinking water systems, sewage and septic systems, water rights appropriations, Department of Transportation, and dam safety (engineering design and monitoring).

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

Permitting

Permit Acquisition and Fundamental Environmental Permitting Considerations

We obtained the required principal environmental operating permits for the Mt. Hope Project in November 2012 in anticipation of the commencement of construction and availability of construction financing for the Mt. Hope Project.  Baseline studies and data acquisition to support permitting were initiated in the fourth quarter of 2005.  Facility designs and operational plans have been refined as data were collected and reviewed to minimize environmental impacts and facilitate the permitting process.  The planned mining and processing operations are consistent with numerous other permitted projects in Nevada, in terms of methods, facility design, equipment, and related engineering plans.

Permitting Process Overview

The development, operation, closure and reclamation of mining projects in the U.S. require numerous notifications, permits, authorizations, and public agency decisions.  This section does not attempt to exhaustively identify all of the permits and authorizations that need to be granted, but instead focuses on those that are considered to be critical for Mt. Hope Project and/or Liberty Project start-up.

Environmental Inventories

There are certain environmental evaluations that routinely must be completed in order to provide the information against which project impacts are measured.  Both the BLM and the NDEP have requirements to profile existing conditions and to evaluate what effects will result from developing the Mt. Hope Project.

Reports summarizing background information on geology, air quality, soils, biology, water resources, wildlife, vegetation, noise, visual resources, social and economic conditions, and cultural resources have been assembled and have been submitted to the appropriate regulatory agencies.  These reports have been approved during the permitting process.

Mt. Hope Permitting Requirements

The Mt. Hope Project requires both federal and state permits before construction and operations can commence.  Major permits required for the Mt. Hope Project include the ROD, a BLM issued permit, water appropriation permits from the Nevada Division of Water Resources, the WPC permit and Reclamation Permit from the NDEP—BMRR, received in November 2012, and an Air Quality Permit (“AQP”) from the NDEP—BAPC, received in May 2012.

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

On June 17, 2014, the LLC submitted an amendment to its approved PoO to reflect minor design changes that were identified during continued engineering and the initial phases of construction, and on November 6, 2014, submitted minor revisions to the amendment.  The BLM prepared an Environmental Assessment (“EA”) to evaluate the environmental impacts of the PoO amendment, and on April 23, 2015, issued a Finding of No Significant Impact (“FONSI”) approving the PoO amendment.  Ongoing changes to permits and the PoO during the life of mining operations are typical as design evolves and operations are optimized.

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

In July 2011 and June 2012, respectively, the Nevada State Engineer (“State Engineer”) granted all water permits and approved a Monitoring, Management and Mitigation Plan (“3M Plan”) for the Mt. Hope Project.  Eureka County, Nevada and two other parties comprised of water rights holders in Diamond Valley and Kobeh Valley appealed the State Engineer’s decision granting the water permits to the Nevada State District Court (“District Court”) and then filed a further appeal to the Nevada Supreme Court challenging the District Court’s decision affirming the State Engineer’s decision to grant the water permits.  In June 2013, the appeal was consolidated by the Nevada Supreme Court with an appeal of the State Engineer’s approval of the 3M Plan filed by two water rights holders.  The District Court previously upheld the State Engineer’s approval of the 3M Plan and the two parties subsequently appealed the District Court’s decision to the Nevada Supreme Court.  While the appeals were pending, the 3M Plan had been implemented to collect information on background conditions and aquifer responses to the Mt. Hope Project’s pumping, as well as to address mitigation measures for impacted third-party water rights.

On September 18, 2015, the Nevada Supreme Court issued an Order that reversed and remanded the cases to the District Court for further proceedings consistent with the Order.  On October 29, 2015, the Nevada Supreme Court issued the Order as a published Opinion.  The Nevada Supreme Court ruled that the State Engineer did not have sufficient evidence in the record at the time he granted the water permits to demonstrate that successful mitigation may be undertaken so as to dispel the threat to existing water rights holders.

On November 23, 2015, the Nevada Supreme Court issued its Remittitur to the District Court for the County of Eureka to remand the matter to the State Engineer for further proceedings consistent with its Opinion.  The Company will move forward as expeditiously as possible to reobtain its water permits, following the remand by the District Court to the State Engineer.  The Company expects to comply with the Supreme Court Opinion and provide additional evidence of its ability to successfully mitigate any potential impacts to water rights in Kobeh Valley that could result from the Mt. Hope Project’s water use.

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

The original $75.1 million reclamation cost estimate was the basis for the initial 2012 required financial guarantee amount, and represents the reclamation obligation for the first phase (approximately equivalent to the first three years) of operations.  The LLC posted a financial instrument held by the BLM to provide a guarantee that this amount would be available to BLM and NDEP for use in conducting reclamation should we become insolvent or default on our reclamation obligations.

Upon submittal to the BLM of the first amendment to the approved PoO, we simultaneously submitted an application to the NDEP-BMRR, for a modification of the reclamation permit, also to address these minor design changes. The revised reclamation permit was issued by NDEP-BMRR on November 17, 2014.

As a result of delays in construction of the Mt. Hope Project, we submitted a second PoO amendment to BLM in October 2015 to reduce our reclamation liability to current surface disturbance.  Simultaneously, we submitted an application to NDEP-BMRR to modify the Reclamation permit to reflect this reduced reclamation liability.  On October

26, 2015, NDEP-BMRR approved the proposed permit modification, including the reduced reclamation liability amount.  On December 21, 2015, BLM approved the PoO amendment, including the reduction of the reclamation liability to approximately $2.8 million.

We worked with the LLC’s reclamation surety underwriters to satisfy the reduced $2.8 million financial guarantee requirements under the ROD for the Mt. Hope Project.  As of early 2016, the surety bond program is funded with a cash collateral payment of $0.3 million, a reduction from the $4.6 million established in November 2012 for the initial $75.1 million financial guarantee.

Additionally, through the ROD, the BLM determined that a Long Term Funding Mechanism (“LTFM”) is required for post-reclamation obligations, including long-term monitoring and mitigation at the Mt. Hope Project site.  The LTFM approximates an undiscounted cost estimate of $83.2 million for mitigation and monitoring for a 500-year period post reclamation.  The Company completed preparation of a trust, designating the BLM as beneficiary, initially funded in the amount of $0.3 million to fund this long-term post-reclamation obligation in 2012, and it remains in place.

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

Air Quality Permit—Nevada Division of Environmental Protection—Bureau of Air Quality

The Nevada BAPC regulations categorize permit types as Class 1 or Class 2, based on the estimated emissions amounts.  The Mt. Hope Project is subject to a Class 2 permit (smaller emissions) based on emissions estimates.  The permit application included an emissions inventory and dispersion modeling to demonstrate that emissions from the project will not exceed established air quality standards.  Emissions are primarily associated with the crush/grind circuit (particulate matter) and the roaster (sulfur oxides).  Roaster emissions will be controlled with a 99.7% estimated removal efficiency for sulfur oxides. We received the Air Quality Permit (“AQP”) in May 2012.

Minor process changes identified through continued engineering and the preliminary phase of construction, were compiled into an application to amend the AQP, and submitted to Nevada BAPC on December 23, 2013.  A revised AQP was issued on July 30, 2014.

Liberty Project Permitting Requirements

The majority of the Liberty Project area is located on fee lands and patented claims owned by the Company.  Unpatented claims administered by the BLM are on public ground and largely surround the open pit and waste stockpile areas.  BLM approval would be required, which would likely include an EIS under NEPA.  A shorter EIS and state permitting process are anticipated for the Liberty Project as compared to the Mt. Hope Project as the project is located largely on privately held property with existing water rights, is located in a previously mined area in a mining friendly jurisdiction, and is sparsely vegetated due to the arid climate.

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

ITEM 1A. RISK FACTORS

You should carefully consider the risks described below and elsewhere in this report, which could materially and adversely affect our business, results of operations or financial condition.  If any of the following risks actually occurs, the market price of our common stock would likely decline.  The risks and uncertainties we have described below include all of the material risks presently known to us, however, additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our operations.

Our investors may lose their entire investment in our securities

An investment in our securities is speculative and the price of our securities has been and will likely continue to be volatile.  Only investors who are experienced in high risk investments and who can afford to lose their entire investment should consider an investment in our securities.

We may not be able to obtain, maintain or renew licenses, rights and permits required to develop or operate our mines, or we may encounter environmental conditions or requirements that would adversely affect our business

In the ordinary course of business, mining companies are required to seek governmental permits for expansion of existing operations or for the commencement of new operations. The LLC was required to obtain a ROD from the BLM, authorizing implementation of the Mt. Hope Project PoO.  The LLC was also required to obtain various state and federal permits including water protection, air quality, water rights and reclamation permits.  The BLM’s issuance of the ROD is the subject of an appeal in the U.S. Court of Appeals for the Ninth Circuit, and the Nevada State Engineer’s issuance of the water permits and 3M Plan were reversed by the Nevada State Supreme Court in October 2015.  We may not be successful in reobtaining our water permits from the Nevada State Engineer or in defending future appeals of the water permits, if reissued, or defending legal challenges to our other permits, which may affect our ability to maintain the permits.  In addition to requiring permits for the development of the Mt. Hope Project, we will need to obtain and modify various mining and environmental permits during the life of the project.  Obtaining, modifying, and renewing the necessary governmental permits is a complex and time-consuming process involving numerous jurisdictions and often requiring public hearings and substantial expenditures.  The duration and success of our efforts to obtain, modify or renew permits will be contingent upon many variables, some of which are not within our control.  Increased costs or delays could occur, depending on the nature of the activity to be permitted and the interpretation of applicable requirements implemented by the permitting authority.  All necessary permits may not be obtained and, if obtained, may not be maintained or renewed, or the costs involved in each case may exceed those that we previously estimated.  It is possible that the costs and delays associated with compliance with such standards and regulations could become such that we would not proceed with the financing, development or operation of the Mt. Hope Project.

The development of the Mt. Hope Project may continue to be delayed, which could result in increased costs or an inability to complete its development

The LLC may experience continued delays in developing the Mt. Hope Project.  These could increase its development costs, affect its economic viability, or prevent us from completing its development.  The timing of development of the Mt. Hope Project depends on many factors, some of which are beyond our and the LLC’s control, including:

•	Sustained low prices for molybdenum;

•	Timely availability of project financing to construct the Mt. Hope Project;

•	Timely availability of equipment;

•	Inability to reobtain water permits, and successfully defend subsequent appeals;

•	Continued appeal or unfavorable order concerning our attempts to reobtain water rights, our 3M plan, or permits, including the ROD;

•	Completion of advanced engineering; and

•	Timely availability of labor and resources from construction contractors throughout construction of the project.

•	Volatility in foreign exchange and/or interest rates

Any delays caused by our inability to raise capital when needed may lead to the cancellation or extension of, or defaults under, agreements with equipment manufacturers or a need to sell equipment already purchased, any of which may adversely impact the Mt. Hope Project timeline.  Additionally, delays to the Mt. Hope Project schedule have consequences with regard to our LLC Agreement with POS-Minerals, including potential claims by POS-Minerals, which may serve to increase our capital obligations and further enhance these risks.

Our profitability depends largely on the success of the Mt. Hope Project, the failure of which would have a material adverse effect on our financial condition

We are focused primarily on the ability to develop the Mt. Hope Project and to seek and obtain construction financing upon improvement in current molybdenum market conditions.  Accordingly, our profitability depends largely upon the successful financing to continue the development and operation of this project.  We are currently incurring losses and we expect to continue to incur losses until sometime after molybdenum production begins at the Mt. Hope Project.  The LLC may never achieve production at the Mt. Hope Project and may never be profitable even if production is achieved.  The failure to see improvements in the molybdenum market such that we may seek and obtain financing for the construction of the Mt. Hope Project would have a material adverse effect on our financial condition, results of operations and cash flows.  Even if the LLC is successful in construction and eventually achieving production, an interruption in operations at the Mt. Hope Project that prevents the LLC from extracting ore from the Mt. Hope Project for any reason would have a material adverse impact on our business.

If certain conditions are not met under the AMER transaction documents, our ability to begin construction of the Mt. Hope Project could be delayed further

The additional investments by AMER in our common stock and the related financing with a Chinese bank and the molybdenum supply agreement are subject to a number of conditions precedent, including increased molybdenum prices for a sustained period of time, reinstatement, final adjudication or settlement of any further appeal of our water permits by the Nevada State Engineer, and negotiation of acceptable loan terms with a Chinese bank.  These conditions may not be met, in which case our ability to begin construction of the Mt. Hope Project could be delayed further.

Past strong demand for molybdenum in China could be affected by future developments in that country

The Company is highly exposed to the Chinese market.  China’s demand for molybdenum could be substantially affected by an economic slowdown in China, financial or banking market conditions impacting investment, or an accelerated shift from infrastructure-led to service-oriented growth.  Any or all of these may adversely affect the Company’s ability to obtain financing for construction of the Mt. Hope Project.

We may require and may not be able to obtain substantial financing in order to fund the development and eventual operations of the Company and the LLC and if we are successful in raising additional capital, it may have dilutive and other adverse effects on our stockholders

If the actual costs to obtain financing and complete the development of the Mt. Hope Project are significantly higher than we expect, we may not have enough funds to cover these costs and we may not be able to obtain other sources of financing.  The failure to obtain all necessary financing would prevent the LLC from developing and eventually achieving production at the Mt. Hope Project and impede our ability to become profitable.  Our financing plan assumes that POS-Minerals will continue to make their required on-going capital contributions after we obtain financing or exhaust the reserve account as outlined in the LLC Agreement.  We may not be able to obtain financing necessary for developing and eventually achieving production at the Mt. Hope Project if these contributions are not made.

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

Fluctuations in the market price of molybdenum could adversely affect the value of our company and our securities

The profitability of our mining operations will be influenced by the market price of the metals we mine.  The market prices of metals such as molybdenum fluctuate widely and are affected by numerous factors including several that are beyond the control of any mining company.  These factors include fluctuations with respect to the rate of inflation, the exchange rates of the U.S. dollar and other currencies, interest rates, global or regional political and economic conditions and banking crises, global and regional demand, production costs in major molybdenum producing areas, and a number of other factors.  Sustained periods of low molybdenum prices would adversely impact our ability to seek financing for the development of the Mt. Hope Project and the Liberty Project, and our ability to obtain revenues, profits, and cash flows.  In particular, a sustained low molybdenum price could:

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

Furthermore, the need to reassess the feasibility of any of our projects if molybdenum prices were to continue to be represented by historically low prices could cause substantial delays.  Mineral reserve calculations and life-of-mine plans using lower molybdenum prices could result in reduced estimates of mineral reserves and in material write-downs of our investment in mining properties and increased amortization, reclamation and closure charges.

The volatility in metals prices is illustrated by the quarterly average price range from January 2002 through December 31, 2015 for molybdenum:  $2.73 - $35.37 per pound.  The worldwide molybdenum price fluctuated between $5.33 per pound in 2003 to over $40.00 per pound in 2005 and traded in the mid-$30s per pound prior to October 2008, when prices fell from approximately $33.50 per pound to $7.70 per pound in April 2009 as a result of the global financial crisis.  Subsequent to April 2009, prices slowly rose finishing 2009 at $12.00 per pound and further increasing to finish 2010 at $16.40 per pound.  By the end of 2011, prices had pulled back to $13.30 per pound, then decreased further to $9.75 per pound at the conclusion of 2013, and fell further to $9.13 per pound by the end of 2014.  In 2015,  molybdenum traded in a range of $4.53 per pound to $9.40 per pound according to Ryan’s Notes, with performance for the first eight months of the year driven by tighter supply of material and solidifying downstream demand, particularly in the stainless steel, energy infrastructure and transportation industries. Beginning in September 2014, molybdenum price experienced a sharp pullback reflecting softening spot market molybdenum demand and a strengthening U.S. dollar, amongst other factors.    Although we estimate the Mt. Hope Project’s average cost of production over the first five years to be approximately $7.00 per pound, a sustained period of lower molybdenum prices would have material negative impacts on the Company’s profitability.  Actual molybdenum prices when and if we commence commercial production cannot be estimated and are subject to numerous factors outside our control.

Our profitability is subject to demand for molybdenum, and any decrease in that demand, or increase in the world’s supply, could adversely affect our results of operations

Molybdenum is used primarily in the steel industry.  The demand for molybdenum from the steel industry and other industries was extremely robust through the third quarter of 2008, primarily fueled by growth in Asia and other developing countries.  Beginning in the fourth quarter of 2008, the global financial crisis forced steel companies to substantially reduce their production levels with a corresponding reduction in the consumption of molybdenum, which contributed to the decline in the price of molybdenum.  Starting in September 2014, molybdenum prices began to decline and are currently in the $5 to $6/lb range.  Although we negotiated an arrangement with AMER to help facilitate ultimate construction financing, continued low molybdenum prices could delay our ability to obtain financing, a continued suspension of our development or, in the future, a suspension of our mining operations at our Mt. Hope Project.

A sustained significant increase in molybdenum supply could also adversely affect our results.  CPM Group estimates that during the next five years a total of 72.4 million annual pounds of production could be added to the supply of molybdenum (including a portion of the supply from our Mt. Hope Project).  In the event demand for molybdenum does not increase to consume the potential additional production, the price for molybdenum may be adversely affected.

We are exposed to counter party risk, which may adversely affect our results of operations

The off-take agreements the Company has completed contain provisions allowing for the sale of molybdenum at certain floor prices, or higher, over the life of the agreements.  During the past 18 months there have been periods where the spot molybdenum prices fell below the inflation-adjusted floor prices in the contracts.  During these time periods all off-take contracts would have provided for the Company to sell molybdenum at above-spot prices.  In the event that our contract counterparties choose not to honor their contractual obligations, attempt to terminate these agreements as a result of the continuing delay in achieving production, or discontinue operations, our profitability may be adversely impacted.  We may be unable to sell any product our contract parties fail to purchase in a timely manner, at comparable prices, or at all.

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

Climate change and climate change legislation or regulations may adversely impact General Moly’s planned future operations

Energy is anticipated to be a significant input in General Moly’s operations.  A number of governmental bodies have introduced or are contemplating legislative and regulatory change in response to the possible impacts of climate change.  U.S. Congress and several states have initiated legislation regarding climate change that could affect energy prices and demand.  In December 2009, the EPA issued an endangerment finding under the federal Clean Air Act indicating that current and projected concentrations of certain mixed greenhouse gases in the atmosphere, including carbon dioxide, threaten the public health and welfare.  It is possible that regulation may be promulgated in the U.S. to address the concerns raised by the endangerment finding.  In December 2015, the U.S. and 195 other nations attending the United Nations Climate Change Conference adopted the Paris Agreement on global climate change, which establishes a universal framework for addressing greenhouse gas emissions based on nationally determined contributions. It also creates a process for participating countries to review and increase their intended emissions reduction goals every five years. The ultimate impact of the Paris Agreement depends on its ratification and implementation by participating countries, and cannot be determined at this time.

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

Our ability to operate our Company effectively could be impaired if we lose key personnel or if we are not able to attract and retain the additional personnel we will need to develop any of our projects, including the Mt. Hope Project

We are a small company with a limited operating history and relatively few employees.  The development of any of our proposed projects, including the Mt. Hope Project, will place substantial demands on us.  We depend on the services of key executives and a small number of personnel, including our Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, Chief Legal Officer, and Vice President of Environmental and Permitting.  We will be required to recruit additional personnel and to train, motivate and manage these new employees.  The number of persons skilled in the development and operation of mining properties is limited and significant competition exists for these individuals.  We implemented a reduction in force in November 2014 and another in October 2015, affecting more than 40% of our employees and contractors as a result of the delay in our ability to obtain project financing.  In January 2016, we implemented a new  retention program including cash stay incentives to our non-officer employees and equity incentives to our officers and other senior managers, though this new retention program may not be successful in retaining our executives and key employees.  We may not be able to attract and retain qualified personnel in the future.  We do not maintain “key person” life insurance to cover our executive officers.  Due to the relatively small size of our company and the specific skill sets of our key employees, the loss of any of our key employees or our failure to attract and retain key personnel may delay or otherwise adversely affect the development of the Mt. Hope Project, which could have a material adverse effect on our business.

We rely on independent contractors and experts and technical and operational service providers over whom we may have limited control

Because we are a small exploration and development stage company, we rely on independent contractors to assist us with technical assistance and services, contracting and procurement and other matters, including the services of geologists, attorneys, engineers and others.  Our limited control over the activities and business practices of these service providers or any inability on our part to maintain satisfactory commercial relationships with them may adversely affect our business, results of operations, and financial condition.

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

Cost estimates and timing of new projects are uncertain

The capital expenditures and time required to develop new mines or other projects are considerable and changes in costs or construction schedules can affect project economics.  There are a number of factors that can affect costs and construction schedules, including, among others:

•	Sustained lower molybdenum pricing;

•	Availability of project financing;

•	Availability of water, labor, power, transportation, commodities, and infrastructure;

•	Increases in input commodity prices and labor costs;

•	Fluctuations in exchange rates;

•	Difficulty of estimating construction costs over a period of years; and

•	Delays in obtaining and maintaining environmental or other government permits, including appeals of granted water applications and the ROD.

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

The Company may be required to implement a reverse stock split to maintain trading on the stock exchanges on which our common stock is listed

Our common stock traded at very low prices throughout 2015 and continues to do so in early 2016.  As such, we may become non-compliant with the minimum share price rules of the NYSE MKT or the TSX.  If we become non-compliant, we may be required to implement a reverse stock split, as approved by our stockholders at the 2015 Annual Meeting, to maintain our listing status.  If we do implement a reverse stock split, it may result in adverse consequences to the Company, which may include the following:

•	The reduced number of outstanding shares of common stock resulting from a reverse stock split may not improve, and could adversely affect; the liquidity of our common stock;
•	A reverse stock split could result in a significant devaluation of our market capitalization and the trading price of our common stock, on an actual or an as-adjusted basis;
•	A reverse stock split may leave certain stockholders with one or more “odd lots,” which may be more difficult to sell than shares of common stock in even multiples of 100;
•

The market price per share of common stock after the reverse stock split may not increase in proportion to the reduction in the number of shares of common stock outstanding before the reverse stock split;

•	The total market capitalization of our common stock after the proposed reverse stock split may be lower than the total market capitalization before the proposed reverse stock split; and
•

The increase in the ratio of authorized but unissued shares of common stock to issued shares of common stock resulting from the reverse stock split may be construed as having an anti-takeover effect by permitting the issuance of shares to purchasers who might oppose a hostile takeover bid or oppose any efforts to amend or repeal certain provisions of our certificate of incorporation or bylaws.

If our common stock is delisted, it would trade on the over-the-counter market, which could negatively impact us by, among other things, reducing the liquidity and market price of our common stock; reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity or debt financing; decreasing the amount of news and analyst coverage for the Company; and limiting our ability to issue additional securities or obtain additional financing in the future.

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

Forward-Looking Statements

Certain statements in this document may constitute forward-looking statements, which involve known and unknown risks, uncertainties and other factors, which may cause actual results, performance or achievements of our Company, the Mt. Hope Project and our other projects, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  We use the words “may,” “will,” “believe,” “expect,” “anticipate,” “intend,” “future,” “plan,” “estimate,” “potential,” and other similar expressions to identify forward-looking statements.  Forward-looking statements may include, but are not limited to, statements with respect to the following:

•	Our ability to obtain project financing for the development and construction of the Mt. Hope Project;

•	Our dependence on the success of the Mt. Hope Project;

•	Our ability to satisfy the conditions to the additional tranches of investment by AMER under the investment agreement, the $700 million bank loan or the molybdenum supply agreement;

•	The ability to obtain and maintain all required permits, water rights, and approvals for the Mt. Hope Project and the Liberty Project;

•	Issues related to the management of the Mt. Hope Project pursuant to the LLC Agreement;

•	Risks related to the failure of POS-Minerals to make ongoing cash contributions pursuant to the LLC Agreement;

•	Fluctuations in the market price of, demand for, and supply of molybdenum and other metals;

•	The estimation and realization of mineral reserves and production estimates, if any;

•	The timing of exploration, development and production activities and estimated future production, if any;

•	Estimates related to costs of production, capital, operating and exploration expenditures;

•	Requirements for additional capital and our ability to obtain additional capital in a timely manner and on acceptable terms;

•	Our ability to renegotiate, restructure, suspend, cancel or extend payment terms of contracts as necessary or appropriate in order to conserve cash;

•	Government regulation of mining operations, environmental conditions and risks, reclamation and rehabilitation expenses;

•	Title disputes or claims;

•	Limitations of and access to certain insurance coverage; and

•	The future price of molybdenum, copper or other metals.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 3.LEGAL PROCEEDINGS

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

On September 18, 2015, the Nevada Supreme Court issued an Order that reversed and remanded the cases to the District Court for further proceedings consistent with the Order.  On October 29, 2015, the Nevada Supreme Court issued the Order as a published Opinion.  The Nevada Supreme Court ruled that the State Engineer did not have sufficient evidence in the record at the time he granted the water permits to demonstrate that successful mitigation may be undertaken so as to dispel the threat to existing water rights holders.

The Company is evaluating the Opinion to fully understand the process and timing associated with addressing issues identified by the Supreme Court, and will move forward as expeditiously as possible to reobtain its water permits, following the remand by the District Court to the State Engineer.  The Company expects to comply with the Supreme Court Opinion and provide additional evidence of its ability to mitigate any potential impacts to water rights in Kobeh Valley that could result from the Mt. Hope Project’s water use.

On February 15, 2013, Great Basin Resource Watch and the Western Shoshone Defense Project (“Plaintiffs”) filed a Complaint against the U.S. Department of the Interior and the BLM (the “Defendants”) in the U.S. District Court (“District Court”), District of Nevada, seeking relief under the National Environmental Policy Act (“NEPA”) and other federal laws challenging the BLM’s issuance of the ROD for the Mt. Hope Project, and on February 20, 2013 filed a Motion for Preliminary Injunction.  The District Court allowed the LLC to intervene in the matter.

On August 22, 2013, the District Court denied, without prejudice, Plaintiffs’ Motion for Preliminary Injunction based on a Joint Stipulation to Continue Preliminary Injunction Oral Argument, which advised the District Court that as a result of economic conditions, including the Company’s ongoing financing efforts, all major ground disturbing activities had ceased at the Mt. Hope Project.

On July 23, 2014, the U.S. District Court denied Plaintiffs’ motion for summary judgment in its entirety and on August 1, 2014 the Court entered judgment in favor of the Defendants and the LLC, and against Plaintiffs regarding all claims raised in the Complaint.

On September 22, 2014, the Plaintiffs filed their notice of appeal to the U.S. Court of Appeals for the Ninth Circuit (“Ninth Circuit”) of the U.S. District Court’s dismissal.  Both parties completed their respective briefing to the Ninth Circuit on May 1, 2015.  The ROD remains in effect as we await a decision from the Ninth Circuit.  The Company is confident in the BLM’s process and will continue to vigorously defend this subsequent appeal of the ROD.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the NYSE MKT under the symbol “GMO.”  On February 14, 2008 our common stock began trading on the Toronto Stock Exchange (“TSX”), also under the symbol “GMO.”

The following table sets forth our common stock closing price as reported on the NYSE MKT:

Year	Quarter	High	Low
2015	First Quarter	$0.65	$0.39
	Second Quarter	$0.85	$0.49
	Third Quarter	$0.71	$0.26
	Fourth Quarter	$0.35	$0.19
2014	First Quarter	$1.42	$0.99
	Second Quarter	$1.23	$0.82
	Third Quarter	$1.17	$0.75
	Fourth Quarter	$0.74	$0.28

Holders

As of March 3, 2016, there were approximately 414 holders of record of our common stock.

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

Increase in Authorized Common Stock

On June 30, 2015, the Company’s stockholders approved an amendment to the Company’s Certificate of Incorporation increasing the authorized number of shares of our common stock from 200.0 million to 650.0 million.

Reverse Stock Split

Also on June 30, 2015, the Company’s stockholders approved a proposal permitting the Company’s Board to amend to the Company’s Certificate of Incorporation to effect a reverse stock split of the Company’s common stock within a range of one share of common stock for every three shares of common stock to one share of common stock for every fifteen shares of common stock.  The Company’s Board of Directors has not implemented this approved proposal.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs
October 1, 2015, through October 31, 2015	—	—	—	—
November 1, 2015, through November 30, 2015	—	—	—	—
December 1, 2015, through December 31, 2015	13,086	$0.25	—	—

(1)	Represents shares of common stock delivered to us as payment of withholding taxes due upon the vesting of restricted stock held by our employees.

ITEM 6.SELECTED FINANCIAL DATA

	(in millions, except per share data)
For the Years Ended December 31,	2015	2014	2013	2012	2011
Loss from operations	(9.7)	(11.0)	(9.8)	(11.4)	(15.2)
Net loss	(15.2)	(11.0)	(16.3)	(9.9)	(14.8)
Basic and diluted net loss per share	$(0.16)	$(0.12)	$(0.18)	$(0.11)	$(0.16)

At December 31,	2015	2014	2013	2012	2011
Total assets	$346.5	$362.0	$360.7	$385.5	$271
Long-term obligations	42.2	34.3	24.8	39.8	30.4
Contingently redeemable noncontrolling interest	173.3	210	209.0	201.9	98.1
Total stockholders’ equity	$117.4	$126.7	$134.8	$148.1	$143.1

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations constitutes management’s review of the factors that affected our financial and operating performance for the years ended December 31, 2015, 2014 and 2013.  This discussion should be read in conjunction with the consolidated financial statements and notes thereto contained elsewhere in this report.

Overview

We are a development stage company and began the development of the Mt. Hope Project on October 4, 2007.  During the year ended December 31, 2008 we also completed work on a pre-feasibility study of our Liberty Project, which we updated during 2014.

Project Ownership

From October 2005 to January 2008, we owned the rights to 100% of the Mt. Hope Project.  Effective as of January 1, 2008, we contributed all of our interest in the assets related to the Mt. Hope Project, including our lease of the Mt. Hope Project, into Eureka Moly, LLC (“the LLC”), and in February 2008 entered into an agreement (“LLC Agreement”) for the development and operation of the Mt. Hope Project with POS-Minerals Corporation (“POS-Minerals”) an affiliate of POSCO, a public company based in the Republic of Korea and one of the world’s largest producers of steel.  POSCO was ranked the 162nd largest corporation by revenues in the world in the Fortune Global 500 for 2015.  Under the LLC Agreement, POS-Minerals owns a 20% interest in the LLC and General Moly, through Nevada Moly, LLC (“Nevada Moly”), a wholly-owned subsidiary, owns an 80% interest.  In this report, POS-Minerals and Nevada Moly are also referred to as the “members.”  The ownership interests and/or required capital contributions under the LLC Agreement can change as discussed below.

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

The original Return of Contribution amount of $36.0 million due to POS-Minerals is reduced, dollar for dollar, by the amount of capital contributions for equipment payments required from POS-Minerals under approved budgets of the LLC, as discussed further below.  As of December 31, 2015, this amount has been reduced by $2.1 million, consisting of 20% of an $8.4 million principal payment made on milling equipment in March 2015 and a $2.2 million principal payment made on electrical transformers in April 2015, such that the remaining amount due to POS-Minerals is $33.9 million.  If Nevada Moly does not fund its additional capital contribution in order for the LLC to make the required return to POS-Minerals set forth above, POS-Minerals has an election to either make a secured loan to the LLC to fund the Return of Contributions, or receive an additional interest in the LLC, from Nevada Moly, estimated to be 5%.  In the latter case, Nevada Moly’s interest in the LLC is subject to dilution by a percentage equal to the ratio of 1.5 times the amount of the unpaid Return of Contributions over the aggregate amount of deemed capital contributions (as determined under the LLC Agreement) of both parties to the LLC (“Dilution Formula”).  At December 31, 2015, the aggregate amount of deemed capital contributions of both members was $1,078.3 million.

Furthermore, the LLC Agreement authorizes POS-Minerals to put/sell its interest in the LLC to Nevada Moly after a change of control of Nevada Moly or the Company, as defined in the LLC Agreement, followed by a failure by us or our successor company to use standard mining industry practice in connection with the development and operation of the Mt. Hope Project as contemplated by the parties for a period of twelve (12) consecutive months.  If POS-Minerals exercises its option to put or sell its interest, Nevada Moly or its transferee or surviving entity would be required to purchase the interest for 120% of POS-Minerals’ total contributions to the LLC, which, if not paid timely, would be subject to 10% interest per annum.

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

Effective January 1, 2015, Nevada Moly and POS-Minerals signed an amendment to the LLC agreement under which $36.0 million held by the LLC in a reserve account established in December 2012 is being released for the mutual benefit of both members related to the jointly approved Mt. Hope Project expenses through 2020.  In January 2015, the reserve account funded a reimbursement of contributions made by the members during the fourth quarter of 2014, inclusive of $0.7 million to POS-Minerals and $2.7 million to Nevada Moly.  The remaining funds are now being used to pay ongoing expenses of the LLC until the Company obtains full financing for its portion of the Mt. Hope Project construction cost, or until the reserve account is exhausted.  Any remaining funds after financing is obtained will be returned to Nevada Moly/the Company.  The balance of the reserve account at December 31, 2015 was $16.6 million.

Permitting Completion and Project Restart

On November 16, 2012, the BLM issued its ROD authorizing development of the Mt. Hope Project.  On April 23, 2015, the BLM issued a Finding of No Significant Impact (“FONSI”), approving an amendment to the PoO.  The ROD and FONSI approve the Plan of Operations (“PoO”) and amended PoO, respectively, for construction and operation of the mining and processing facilities and also grant the Right-of-Way, and amended Right-of-Way, respectively, for a 230kV power transmission line, discussed below.  Monitoring and mitigation measures identified in the ROD and FONSI, developed in collaboration with the regulatory agencies involved throughout the permitting process, will avoid, minimize, and mitigate environmental impacts, and reflect the Company’s commitment to operate the Mt. Hope Project to the highest environmental standards.

On February 15, 2013, Great Basin Resource Watch and the Western Shoshone Defense Project (“Plaintiffs”) filed a Complaint against the U.S. Department of the Interior and the BLM (the “Defendants”) in the U.S. District Court (“District Court”), District of Nevada, seeking relief under the National Environmental Policy Act (“NEPA”) and other federal laws challenging the BLM’s issuance of the ROD for the Mt. Hope Project, and on February 20, 2013 filed a Motion for Preliminary Injunction.  The District Court allowed the LLC to intervene in the matter.

On August 22, 2013, the District Court denied, without prejudice, Plaintiffs’ Motion for Preliminary Injunction based on a Joint Stipulation to Continue Preliminary Injunction Oral Argument, which advised the District Court that as a result of economic conditions, including the Company’s ongoing financing efforts, all major ground disturbing activities had ceased at the Mt. Hope Project.

On July 23, 2014, the U.S. District Court denied Plaintiffs’ motion for summary judgment in its entirety and on August 1, 2014 the Court entered judgment in favor of the Defendants and the LLC, and against Plaintiffs regarding all claims raised in the Complaint.

On September 22, 2014, the Plaintiffs filed their notice of appeal to the U.S. Court of Appeals for the Ninth Circuit (“Ninth Circuit”) of the U.S. District Court’s dismissal.  Both parties completed their respective briefing to the Ninth Circuit on May 1, 2015.    The ROD remains in effect as we await a decision from the Ninth Circuit.  The Company is confident in the BLM’s process and will continue to vigorously defend this subsequent appeal of the ROD.

On June 17, 2014, the LLC submitted an amendment to the approved PoO to reflect minor design changes that were identified during continued engineering and the initial phases of construction, and on November 6, 2014, submitted minor revisions to the amendment.  The BLM prepared an Environmental Assessment (“EA”) to evaluate the environmental impacts of the amendment, and on April 23, 2015, issued a Finding of No Significant Impact (“FONSI”) approving the PoO amendment. Ongoing changes to permits and the PoO during the life of mining operations are typical as design evolves and operations are optimized.

Environmental regulations related to reclamation require that the cost for a third party contractor to perform reclamation activities on the minesite be estimated.  The original $75.1 million reclamation cost estimate was the basis for the required financial guarantee amount, and represents the reclamation obligation for the first phase (approximately equivalent to the first 3 years) of operations.  The LLC was required to post a financial instrument held by the BLM to provide a guarantee that this amount will be available to BLM and NDEP for use in conducting reclamation should we become insolvent or default on our reclamation obligations.  As a result of delays in financing for the construction of the Mt. Hope Project, we submitted a second PoO amendment to BLM in October, 2015, to reduce our reclamation liability to current surface disturbance.  Simultaneously, we submitted an application to NDEP-BMRR to modify the Reclamation permit to reflect this reduced reclamation liability. On October 26, 2015, NDEP-BMRR approved the proposed permit modification, including the reduced reclamation liability amount.   On December 21, 2015, BLM approved the PoO amendment, including the reduction of the reclamation liability to approximately $2.8 million.  We worked with the LLC’s reclamation surety underwriters to satisfy the reduced $2.8 million financial guarantee requirements under the ROD for the Mt. Hope Project.  As of early 2016, the surety bond program is funded with a cash collateral payment of $0.3 million, a reduction from the $4.6 million established in November 2014, resulting in a $4.3 million net return of collateral received in February 2016.

On May 29, 2012, NDEP issued a Class II Air Quality Operating Permit for the Mt. Hope Project.  This permit establishes operating restrictions and monitoring requirements associated with specific air emission points and remains in effect.

On November 26, 2012, NDEP issued a Water Pollution Control Permit (“WPC”) for the Mt. Hope Project.  The WPC also approves the operational and closure plans for the Mt. Hope Project, establishes monitoring requirements, and remains in effect.

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

The LLC initiated preliminary construction activities on the Mt. Hope Project in early January 2013 during a period in which market conditions were conducive to construction financing, including early wellfield development and clearing and grubbing of terrain.  Completion of the wellfield and water distribution systems are key items necessary to begin major construction activities.  Preliminary work also included clearing the open pit minesite, millsite, tailings dam and administrative office areas.  All preliminary construction activity was halted in the spring of 2013 and remains suspended as a result of the current molybdenum market, which along with the October 2015 decision of the Nevada Supreme Court, has affected our ability to obtain financing for construction of the Mt. Hope Project.

Capital & Operating Cost Estimates

The development of the Mt. Hope Project has a Project Capital Estimate of $1,312 million, which includes development costs of approximately $1,245 million and $67 million in cash financial guaranty/bonding requirements, advance royalty payments, and power pre-payment estimates.  These capital costs were updated in the third quarter of 2012, and were then escalated by approximately 3% in the third quarter of 2013, for those items not yet procured or committed to by contract.  The Mt. Hope Project has not materially changed in scope and remains currently designed at approximately 65% engineering completion, with solid scope definition.  The pricing associated with this estimate remains subject to escalation associated with equipment, construction labor and commodity price increases, and project delays, which will continue to be reviewed periodically.  The Project Capital Estimate does not include financing costs or amounts necessary to fund operating working capital and potential capital overruns, is subject to additional holding costs as financing activities for construction of the Mt. Hope Project are delayed, and may be subject to other escalation and de-escalation as contracts and purchase arrangements are finalized at then current pricing.  From October 2007 through the year ended December 31, 2015, the LLC spent approximately $282.2 million of the estimated $1,312 million on development of the Mt. Hope Project.

The LLC’s Project Operating Cost Estimate forecasts molybdenum production of approximately 40 million pounds per year for the first five years of operations at estimated average direct operating costs of $6.28 per pound based on $90 per barrel oil equivalent energy prices.  The Costs Applicable to Sales (“CAS”) per pound, including anticipated royalties calculated at a market price of $15 per pound molybdenum, are anticipated to average $7.00 per pound for the first 5 years.  For a reconciliation of direct operating costs, a non-GAAP measure, to CAS, see “—Description of the Mt. Hope Project—Reserves and Mineralized Material—Production and Operating Cost Estimates” below.  These cost estimates are based on 2013 constant dollars and are subject to cost inflation or deflation.

Equipment and Supply Procurement

Through December 31, 2015, the LLC has made deposits and/or final payments of $85.7 million on equipment orders, has spent approximately $196.5 million for the development of the Mt. Hope Project, for a total Mt. Hope Project inception-to-date spend of $282.2 million.

In 2012, the LLC issued a firm purchase order for eighteen haul trucks.  The order provides for delivery of those haul trucks required to perform initial mine development, which will begin several months prior to commercial production.  Non-refundable down-payments of $1.2 million were made in 2012, with pricing subject to escalation as the trucks were not delivered prior to December 31, 2013.  During January 2016, the LLC renegotiated the timelines for truck delivery and delayed deliveries into December 2016.  The contract is cancellable with no further liability to the LLC.

Also in 2012, the LLC issued a firm purchase order for four mine production drills with a non-refundable down-payment of $0.4 million, and pricing was subject to escalation if the drills were not delivered by the end of 2013.  In the fourth quarter of 2015, the LLC accepted a change order which delayed delivery into December 2016.  The contract remains cancellable with no further liability to the LLC.

On June 30, 2012, the LLC’s contract to purchase two electric shovels expired.  On July 11, 2012, we signed a letter of intent with the same vendor providing for the opportunity to purchase the electric shovels at prices consistent with the expired contract, less a special discount in the amount of $3.4 million to provide credit to the LLC for amounts paid as deposits under the expired contract.  The letter of intent provides that equipment pricing will remain subject to inflation indexes and guarantees production slots to ensure that the equipment is available when required by the LLC.  In January 2016, the parties agreed to extend the letter of intent through December 31, 2016.

Based on our current forecast, the Company does not anticipate taking delivery of the haul trucks, drills, and electric shovels in 2016 and will work with the respective vendors to extend these agreements annually until we obtain financing for construction of the Mt. Hope Project.

Termination of Agreements with Hanlong (USA) Mining Investment Inc.

In March 2010, we signed a series of agreements with Hanlong (USA) Mining Investment, Inc. (“Hanlong”), an affiliate of Sichuan Hanlong Group, a privately held Chinese company.  The agreements formed the basis of a $745 million transaction that was intended to provide the Company with adequate capital to contribute its 80% share of costs to develop the Mt. Hope Project.  The agreements resulted in the sale to Hanlong of 11.8 million shares of our common stock for a purchase price of $40 million, with additional potential equity issuances conditioned on Hanlong procuring a project financing Term Loan from a Chinese bank.  The agreements also provided for Hanlong representation on our Board, limitations on how Hanlong would vote its shares of the Company and on its ability to purchase or dispose of our securities, and included a $10.0 million Bridge Loan to the Company to preserve liquidity until availability of the Term Loan.

Most of the provisions of the agreements with Hanlong were terminated in 2013 because no project financing occurred, including repayment of the $10.0 million Bridge Loan which the parties agreed to offset against the $10.0 million termination break fee owed to the Company by Hanlong.  However, Hanlong remains the owner of approximately 11% of our outstanding common stock and their representative continues as an elected member of our Board as of December 31, 2015.  In February 2016, the Governance and Nominating Committee of the Company’s Board of Directors determined it would not renominate the Hanlong representative, Nelson F. Chen, to the Board, as Hanlong’s beneficial ownership of the Company’s common stock on a fully diluted basis has fallen below 10%.  Mr. Chen’s term as a director will expire at the 2016 Annual Meeting of Stockholders.

Molybdenum Market Update

The worldwide molybdenum price fluctuated between $5.33 per pound in 2003 to over $40.00 per pound in 2005 and traded in the mid-$30s per pound prior to October 2008, when prices fell from approximately $33.50 per pound to $7.70 per pound in April 2009 as a result of the global financial crisis.  Subsequent to April 2009, prices slowly rose finishing 2009 at $12.00 per pound and further increasing to finish 2010 at $16.40 per pound.  By the end of 2011, prices had pulled back to $13.30 per pound, then decreased further to $9.75 per pound at the conclusion of 2013, and fell further to $9.13 per pound by the end of 2014.  In 2015,  molybdenum traded in a range of $4.53 per pound to $9.40 per pound according to Ryan’s Notes, with performance for the first eight months of the year driven by tighter supply of material and solidifying downstream demand, particularly in the stainless steel, energy infrastructure and transportation industries. Beginning in September 2014, molybdenum price experienced a sharp pullback reflecting softening spot market molybdenum demand and a strengthening U.S. dollar, amongst other factors.

Outlook

In spite of the current low prices, we view the long-term outlook for our business positively, supported by limitations on supplies of molybdenum, the requirements for molybdenum in the steel industry, and a recovery in the oil and gas industry.  World market prices for molybdenum and other commodities have fluctuated historically and are affected by numerous factors beyond our control.  We believe the underlying long-term fundamentals of the molybdenum business remain positive, supported by the significant role of molybdenum in the steel industry and a challenging long-term supply environment attributable to difficulty in replacing existing and high cost large mines’ output with new production sources.  Future molybdenum prices are expected to be volatile and are likely to be influenced by demand from China and emerging markets, as well as economic activity in the U.S. and other industrialized countries, the timing of the development of new supplies of molybdenum, and production levels of mines and molybdenum milling.

Liquidity, Capital Resources and Capital Requirements

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Our total consolidated cash balance at December 31, 2015 was $13.0 million compared to $13.3 million at December 31, 2014.  The decrease in our cash balances for the year ended December 31, 2015 was due to a variety of cash inflows and outflows.  Inflows included funds released from the reserve account of $19.4 million and a distribution from the LLC to Nevada Moly of $6.3 million upon termination of the power transmission contract.  Outflows included payments made on long-lead equipment orders of $11.5 million, $2.3 million in distributions by the LLC to POS-Minerals, $3.9 million in development costs for the Mt. Hope Project, and $8.3 million in general and administrative costs.  Deposits on property, plant and equipment relate primarily to scheduled payments for long-lead time equipment for the Mt. Hope Project; see “— Contractual Obligations” below.  The majority of funds expended were used to advance the Mt. Hope Project.    The Company received $4.0 million in cash proceeds during the fourth quarter upon closing of the first tranche of the investment agreement with AMER, discussed below, of which $2.0 million was placed in an expense reimbursement account to be used by both the Company and AMER for costs related to financing of the Mt. Hope Project and other jointly sourced business development opportunities, with the remaining $2.0 million available for general corporate purposes.

The $36.0 million reserve account established in December of 2012, at the direction of the LLC management committee, was payable to Nevada Moly upon release, at which time the funds would have become available for use by the Company.  Effective January 1, 2015, Nevada Moly and POS-Minerals signed an amendment to the LLC agreement under which $36.0 million owed to Nevada Moly and held by the LLC in the reserve account will be released over the next few years, but only for the mutual benefit of both members related to jointly approved Mt. Hope Project expenses as discussed above.  The balance of the reserve account at December 31, 2015 was $16.6 million.

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

In April 2015, the Company and AMER entered into a private placement for 40.0 million shares of the Company’s common stock and warrants to purchase 80 million shares of the Company’s common stock, priced using the trailing 90-day volume weighted average price (“VWAP”) of $0.50 on April 17, 2015, the date the investment agreement was signed.  General Moly received stockholder approval of the transaction on June 30, 2015.

On November 2, 2015, the Company and AMER entered into an amendment to the Investment and Securities Purchase Agreement, thereby creating a three-tranche investment strategy that creates a strategic partnership to assist the Company in obtaining full financing for the Mt. Hope Project.  The first tranche of the amended investment agreement closed on November 24, 2015 for a $4.0 million private placement representing 13.3 million shares, priced at $0.30 per share, and warrants to purchase 80.0 million shares of common stock at $0.50 per share, which will become exercisable upon availability of an approximately $700.0 million senior secured loan (“Bank Loan”).  The $4.0 million private placement has been divided evenly between general corporate purposes and an expense reimbursement account available to both AMER and the Company to cover anticipated Mt. Hope financing costs and other jointly sourced business development opportunities.  In addition, AMER and General Moly entered into a Stockholder Agreement that allowed AMER to nominate a director to a now seven member General Moly Board of Directors, additional directors following the close of Tranche 3, discussed below, and drawdown of the Bank Loan, respectively.  The Stockholders Agreement also governs AMER’s acquisition and transfer of General Moly shares.  The parties agreed to eliminate the condition to closing the investment agreement requiring a letter of intent from a Prime Chinese Bank endorsing the Bank Loan as a result of the current molybdenum market price and recent water rights decision from the Nevada Supreme Court.  The parties also agreed to eliminate the requirement of the Company to obtain consent from APERAM, as Tranche 1 was issued at $0.30 per share, which was above the October 30, 2015 closing price of $0.29 per share.

The second tranche of the amended investment agreement will include a $6.0 million private placement representing 12.0 million shares, priced at $0.50 per share.  $5.0 million of the $6.0 million will be reserved for general corporate purposes and $1.0 million will be set aside for the expense reimbursement account discussed above.  Closing of the second tranche is contingent on the Nevada State Engineer restoring permits for the Mt. Hope Project’s water rights and for the price of molybdenum to average in excess of $8/lb for a 30 day consecutive calendar day period.

The third tranche of the agreement will include a $10.0 million private placement representing 14.7 million shares, priced at $0.68 per share.  Execution of the third tranche is contingent on a final adjudication of the Mt. Hope Project’s water rights through courts or settlement, if further protests and appeals result from the issuance of the water permits, and for the price of molybdenum to average in excess of $12/lb for a 30 consecutive calendar day period.  After the third tranche of the agreement is executed, AMER will nominate a second director to General Moly’s then eight member Board of Directors.

The second and third tranches of the investment agreement may be subject to General Moly stockholder approval.

There is no assurance that the Company will be successful in obtaining the financing required to complete the Mt. Hope Project, or in raising additional financing in the future on terms acceptable to the Company, or at all.

In order to preserve our cash liquidity, we implemented in the third quarter of 2013, a cost reduction and personnel retention program, which included reductions in base cash compensation for our executive officers, senior management employees and members of the Board of Directors.  We approved cash and equity incentives for the executive officers who remained with the Company through the earliest to occur of a financing plan for the Mt. Hope Project approved by the Board of Directors, a Change of Control (as defined in the employment or change of control agreements between the Company and each of our executive officers); involuntary termination (absent cause); or January 15, 2015 (the “Vesting Date”), and a personnel retention program providing cash and equity incentives for other employees who remained with the Company.   On the January 15, 2015 vesting date, we paid $1.1 million in cash stay incentives to our eligible employees and executive officers, excluding our CEO, Bruce D. Hansen.  Mr. Hansen agreed to defer his $0.4 million cash stay incentive to January 15, 2016 in consideration for an equity grant.  This amount was paid to Mr. Hansen in January 2016.  The Company also issued 726,493 shares of common stock on the January 15, 2015 vesting date under this plan.

Effective January 16, 2015, the Compensation Committee of the Board approved a new personnel retention program for officers and employees of the Company.  The program included RSU grants for our executive officers who remain with the Company through the earliest to occur of a financing plan for the Mt. Hope Project approved by the Board, a Change of Control (as defined in the employment or change of control agreements between the Company and each of the named executive officers); involuntary termination (absent cause); or January 15, 2016.

In October 2015, the Company announced a management restructuring and cost reduction program, which included a 25% reduction in workforce, compensation reductions for senior executives, and a reduction of engineering, administrative and consulting expenses.  This restructuring program resulted in a $0.2 million expense recorded in the Company’s September 30, 2015 financial statements.  An additional $0.2 million expense was recorded in the fourth quarter of 2015 related to the restructuring program.  The program is focused on maintaining liquidity and sustainability during a period of challenging market conditions in the mining industry.

As previously mentioned, effective January 1, 2015, Nevada Moly and POS-Minerals signed an amendment to the LLC agreement to allow for the use of the $36.0 million owed to Nevada Moly and held by the LLC in a reserve account on the Mt. Hope Project.  The funds are now being used to pay ongoing expenses of the LLC until the Company obtains full financing for its portion of the Mt. Hope Project construction cost, or until the reserve account is exhausted.  The balance of the reserve account at December 31, 2015 was $16.6 million.

With our cash conservation plan, our Corporate and Liberty related cash requirements have declined to approximately $1.6 million per quarter, while all Mt. Hope Project related funding is payable out of the aforementioned reserve account.  Accordingly, based on our current cash on hand and our ongoing cash conservation plan, the Company expects it will have adequate liquidity in order to fund our working capital needs through 2016.    Additional potential funding sources include public or private equity offerings, including the $20.0 million equity investment from AMER described above, arranging for use of restricted cash, or sale of other assets owned by the Company.  There is no assurance that the Company will be successful in securing additional funding.  This could result in further cost reductions, contract cancellations, and potential delays which ultimately may jeopardize the development of the Mt. Hope Project.

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

Total assets as of December 31, 2015 decreased to $346.5 million compared to $362.0 million as of December 31, 2014 primarily due to general and administrative expenses incurred and a $4.3 million loss incurred upon termination of the electricity termination contract at the LLC.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Our total consolidated cash balance at December 31, 2014 was $13.3 million compared to $21.7 million at December 31, 2013.  The decrease in our cash balances for the year ended December 31, 2014 was due primarily to development of the Mt. Hope Project and general and administrative expenditures incurred of $18.2 million offset by the receipt of ongoing cash contributions received from POS-Minerals of $1.3 million and the private placement of $8.5 million of units consisting of convertible notes and warrants In December 2014.

Total assets as of December 31, 2014 increased to $362.0 million compared to $360.7 million as of December 31, 2013 primarily due to proceeds received from the Notes issued in December 2014.

Results of Operations

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

For the year ended December 31, 2015 we had a consolidated net loss of $16.1 million compared with a net loss of $11.0 million in the same period for 2014.  The 2015 net loss includes a $4.3 million loss recorded upon termination of the power transmission contract at the LLC as well as a $1.0 million loss recorded on extinguishment of several of the Senior Convertible Promissory Notes.

For the years ended December 31, 2015 and 2014, exploration and evaluation expenses were $1.0 million and $2.1 million, respectively, reflecting continuous care and maintenance expense at the Liberty Project during both periods.  Additionally, 2014 included additional costs related to the pre-feasibility study update during that year.

For the years ended December 31, 2015 and 2014, general and administrative expenses, comprised largely of salaries and benefits, legal and audit fees, insurance costs, and outside contracted services, were $8.7 million and $8.9 million, respectively.  The decrease in costs in 2015 compared to the previous year relates primarily to our efforts to further reduce costs and conserve cash in the latter part of 2015.

For the years ended December 31, 2015 and 2014,  interest income was nil as a result of low deposit interest rates on consolidated cash balances in 2015 and 2014.  Interest expense for the year ended December 31, 2015 and 2014 was $1.1 million and nil, respectively, as a result of cash interest expense incurred during 2015 on the Senior Convertible Promissory Notes issued and non-cash interest expense incurred as a result of the amortization of debt issuance costs and the embedded derivatives associated with the Senior Convertible Promissory Notes.

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

Off-Balance Sheet Arrangements

None.

Contractual Obligations

Our contractual obligations as of December 31, 2015 were as follows, based on financing expectations:

	Payments due by period
	(in millions)
Contractual obligations *	Total	2016	2017 - 2018	2019 & Beyond
Operating Lease Obligations	0.1	0.1	—	—
Agricultural Sustainability Trust Contributions	4.0	—	4.0	—
Senior Convertible Promissory Notes**	5.9	—	5.9	—
Senior Promissory Notes**	1.3	—	1.3	—
Equipment Purchase Contracts	3.4	1.2	2.2	—
Advance Royalties	5.7	0.5	1.0	4.2
Return of Contributions to POS-Minerals	33.9	—	—	33.9
3M Plan Contributions	1.0	—	0.3	0.7
Total	$55.3	$1.8	$14.7	$38.8

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

Through December 31, 2015, the LLC has made deposits and/or final payments of $85.7 million on equipment orders, has spent approximately $196.5 million for the development of the Mt. Hope Project, for a total Mt. Hope Project inception-to-date spend of $282.2 million.

In 2012, the LLC issued a firm purchase order for eighteen haul trucks.  The order provides for delivery of those haul trucks required to perform initial mine development, which will begin several months prior to commercial production.  Non-refundable down-payments of $1.2 million were made in 2012, with pricing subject to escalation as the trucks were not delivered prior to December 31, 2013.  During January 2016, the LLC renegotiated the timelines for truck delivery and delayed deliveries into December 2016.  The contract is cancellable with no further liability to the LLC.

Also in 2012, the LLC issued a firm purchase order for four mine production drills with a non-refundable down-payment of $0.4 million, and pricing was subject to escalation if the drills were not delivered by the end of 2013.  In the fourth quarter of 2015, the LLC accepted a change order which delayed delivery into December 2016.  The contract remains cancellable with no further liability to the LLC.

On June 30, 2012, the LLC’s contract to purchase two electric shovels expired.  On July 11, 2012, we signed a letter of intent with the same vendor providing for the opportunity to purchase the electric shovels at prices consistent with the expired contract, less a special discount in the amount of $3.4 million to provide credit to the LLC for amounts paid as deposits under the expired contract.  The letter of intent provides that equipment pricing will remain subject to inflation indexes and guarantees production slots to ensure that the equipment is available when required by the LLC.  In January 2016, the parties agreed to extend the letter of intent through December 31, 2016.

Based on our current forecast, the Company does not anticipate taking delivery of the haul trucks, drills, and electric shovels in 2016 and will work with the respective vendors to extend these agreements annually under we obtain financing for construction of the Mt. Hope Project.

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

Through December 31, 2015, the LLC has made deposits and/or final payments of $85.7 million on equipment orders.  Of these deposits, $69.5 million relate to fully fabricated items, primarily milling equipment, for which the LLC has additional contractual commitments of $3.4 million noted in the table above.  The remaining $16.2 million reflects both partially fabricated milling equipment, and non-refundable deposits on mining equipment.  As discussed in Note 12 to the consolidated financial statements contained elsewhere in this report, the mining equipment agreements remain cancellable with no further liability to the LLC. The underlying value and recoverability of these deposits and our mining properties in our consolidated balance sheets are dependent on the LLC’s ability to fund development activities that would lead to profitable production and positive cash flow from operations, or proceeds from the disposition of these assets. There can be no assurance that the LLC will be successful in obtaining project financing, in generating future profitable operations, disposing of these assets or the Company securing additional funding in the future on terms acceptable to us or at all.  Our audited consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded assets or liabilities.

Obligations under capital and operating leases

We have contractual obligations under operating leases that will require a total of $0.1 million in payments over the next three years.  Operating leases consist primarily of rents on office facilities and office equipment.  Our expected payments are $0.1 million, nil, and nil for the years ended December 31, 2016, 2017 and 2018, respectively.

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

The Trust may be funded by the LLC over several years based on the achievement of certain milestones, which are considered to be probable, and as such $4.0 million is accrued in the Company’s December 31, 2015, financial statements and is included in mining properties, land, and water rights.

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

On November 16, 2012, the BLM issued its ROD authorizing development of the Mt. Hope Project.  On April 23, 2015, the BLM issued a FONSI, approving an amendment to the PoO.  The ROD and FONSI approve the Plan of Operations (“PoO”) and amended PoO, respectively, for construction and operation of the mining and processing facilities and also grant the Right-of-Way, and amended Right-of-Way, respectively, for a 230kV power transmission line, discussed below.  Monitoring and mitigation measures identified in the ROD and FONSI, developed in collaboration with the regulatory agencies involved throughout the permitting process, will avoid, minimize, and mitigate environmental impacts, and reflect the Company’s commitment to operate the Mt. Hope Project to the highest environmental standards.

On February 15, 2013, Great Basin Resource Watch and the Western Shoshone Defense Project (“Plaintiffs”) filed a Complaint against the U.S. Department of the Interior and the BLM (the “Defendants”) in the U.S. District Court (“District Court”), District of Nevada, seeking relief under the National Environmental Policy Act (“NEPA”) and other federal laws challenging the BLM’s issuance of the ROD for the Mt. Hope Project, and on February 20, 2013 filed a Motion for Preliminary Injunction.  The District Court allowed the LLC to intervene in the matter.

On August 22, 2013, the District Court denied, without prejudice, Plaintiffs’ Motion for Preliminary Injunction based on a Joint Stipulation to Continue Preliminary Injunction Oral Argument, which advised the District Court that as a result of economic conditions, including the Company’s ongoing financing efforts, all major ground disturbing activities had ceased at the Mt. Hope Project.

On July 23, 2014, the U.S. District Court denied Plaintiffs’ motion for summary judgment in its entirety and on August 1, 2014 the Court entered judgment in favor of the Defendants and the LLC, and against Plaintiffs regarding all claims raised in the Complaint.

On September 22, 2014, the Plaintiffs filed their notice of appeal to the U.S. Court of Appeals for the Ninth Circuit (“Ninth Circuit”) of the U.S. District Court’s dismissal.  Both parties completed their respective briefing to the Ninth Circuit on May 1, 2015.    The ROD remains in effect as we await a decision from the Ninth Circuit.  The Company is confident in the BLM’s process and will continue to vigorously defend this subsequent appeal of the ROD.

On June 17, 2014, the LLC submitted an amendment to its approved PoO to reflect minor design changes that were identified during continued engineering and the initial phases of construction, and on November 6, 2014, submitted minor revisions to the amendment.  The BLM prepared an Environmental Assessment (“EA”) to evaluate the environmental impacts of the PoO amendment, and on April 23, 2015, issued a Finding of No Significant Impact (“FONSI”) approving the PoO amendment. Ongoing changes to permits and the PoO during the life of mining operations are typical as design evolves and operations are optimized.

The State of Nevada Division of Environmental Protection (“NDEP”) issued a Reclamation Permit for the Mt. Hope Project on November 19, 2012, which authorizes surface disturbance and construction of facilities.  The Reclamation Permit originally approved the Phase 1 reclamation cost estimate of approximately $75.1 million.  As a result of delays in financing for the construction of the Mt. Hope Project, we submitted a revised proposal to NDEP to reduce our reclamation liability to current surface disturbance estimates.  In December 2015, NDEP and the BLM accepted our revised estimates approving a reduction of the reclamation estimate to approximately $2.8 million.  We worked with the LLC’s reclamation surety underwriters to satisfy the reduced $2.8 million financial guarantee requirements under the ROD for the Mt. Hope Project.  As of early 2016, the surety bond program is funded with a cash collateral payment of $0.3 million, a reduction from the $4.6 million established in November 2014, resulting in a $4.3 million return of collateral received in February 2016.

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

Water Rights Considerations

In July 2011 and June 2012, respectively, the Nevada State Engineer (“State Engineer”) granted all water permits and approved a Monitoring, Management and Mitigation Plan (“3M Plan”) for the Mt. Hope Project.  Eureka County, Nevada and two other parties comprised of water rights holders in Diamond Valley and Kobeh Valley appealed the State Engineer’s decision granting the water permits to the Nevada State District Court (“District Court”) and then filed a further appeal to the Nevada Supreme Court challenging the District Court’s decision affirming the State Engineer’s decision to grant the water permits.  In June 2013, the appeal was consolidated by the Nevada Supreme Court with an appeal of the State Engineer’s approval of the 3M Plan filed by two water rights holders.  The District Court previously upheld the State Engineer’s approval of the 3M Plan and the two parties subsequently appealed the District Court’s decision to the Nevada Supreme Court.  While the appeals were pending, the 3M Plan had been implemented to collect information on background conditions and aquifer responses to the Mt. Hope Project’s pumping, as well as to address mitigation measures for impacted third-party water rights.

On September 18, 2015, the Nevada Supreme Court issued an Order that reversed and remanded the cases to the District Court for further proceedings consistent with the Order.  On October 29, 2015, the Nevada Supreme Court issued the Order as a published Opinion.  The Nevada Supreme Court ruled that the State Engineer did not have sufficient evidence in the record at the time he granted the water permits to demonstrate that successful mitigation may be undertaken so as to dispel the threat to existing water rights holders.

On November 23, 2015, the Nevada Supreme Court issued its Remittitur to the District Court for the County of Eureka to remand the matter to the State Engineer for further proceedings consistent with its Opinion.  The Company will move forward as expeditiously as possible to reobtain its water permits, following the remand by the District Court to the State Engineer.  The Company expects to comply with the Supreme Court Opinion and provide additional evidence of its ability to successfully mitigate any potential impacts to water rights in Kobeh Valley that could result from the Mt. Hope Project’s water use.

Environmental Considerations

Our mineral property holdings in Shoshone County, Idaho include lands contained in mining districts that have been designated as  a “Superfund Site” pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act.  This “Superfund Site” was established to investigate and remediate primarily the Bunker Hill properties of Smelterville, Idaho, a small portion of Shoshone County where a large smelter was located.  However, because of the extent of environmental impact caused by the historical mining in the mining district, the Superfund Site covers the majority of Shoshone County including our Chicago-London and Little Pine Creek properties as well as many small towns located in Northern Idaho.  We have conducted a property environmental investigation of these properties, which revealed no evidence of material adverse environmental effects at either property.  We are unaware of any pending action or proceeding relating to any regulatory matters that would affect our financial position due to these inactive mining claims in Shoshone County.

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

Provision for Taxes

Income taxes are provided based upon the asset and liability method of accounting.  Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end.  In accordance with authoritative guidance for Income Taxes, a valuation allowance is recorded against the deferred tax asset if management does not believe the Company has met the “more likely than not” standard to allow recognition of such an asset.  At December 31, 2015 and 2014, we had deferred tax assets principally arising from net operating loss carryforwards for income tax purposes multiplied by an expected rate of 35%.  As management of the Company has concluded that it is not more likely than not that we will realize the benefit of the deferred tax assets, a valuation allowance equal to the net deferred tax asset has been established.

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

Contingently Redeemable Noncontrolling Interest (“CRNCI”)

Under GAAP, certain noncontrolling interests in consolidated entities meet the definition of mandatorily redeemable financial instruments if the ability to redeem the interest is outside of the control of the consolidating entity.  As described in Note 1 — “Description of Business”, the LLC Agreement permits POS-Minerals the option to put its interest in the LLC to Nevada Moly upon a change of control, as defined in the LLC Agreement, followed by a failure to use standard mining industry practice in connection with development and operation of the Mt. Hope Project as contemplated by the parties for a period of 12 consecutive months.  As such, the CRNCI has continued to be shown as a separate caption between liabilities and equity.  The carrying value of the CRNCI has historically included the $36.0 million Return of Contributions, now $33.9 million, which will be returned to POS-Minerals in 2020, unless further extended by the members of the LLC as discussed above.  The expected Return of Contributions to POS-Minerals was carried at redemption value as we believed redemption of this amount was probable.  Effective January 1, 2015, Nevada Moly and POS-Minerals agreed that the Return of Contributions will be due to POS-Minerals on December 31, 2020, unless further extended by the members of the LLC as discussed above.  As a result, we have reclassified the Return of Contributions payable to POS-Minerals from CRNCI to a non-current liability at redemption value, and subsequently reduced it by $2.1 million, consisting of 20% of an $8.4 million principal payment made on million equipment in March 2015 and a $2.2 million principal payment made on electrical transformers in April 2015, such that the remaining amount due to POS-Minerals is $33.9 million.

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

The Notes bear interest at a rate of 10.0% per annum, payable in cash quarterly in arrears on each March 31, June 30, September 30, and December 31 beginning March 31, 2015. The Notes are convertible at any time in an amount equal to 80% of the greater of (i) the average volume weighted average price (“VWAP”) for the 30 Business Day period ending on the Business Day prior to the date of the conversion, or (ii) the average VWAP for the 30 Business Day period ending on the original issuance date of this note.  Each Note will convert into a maximum of 100 shares per note, resulting in the issuance of up to 8,535,000 shares. General Moly’s named executive officers and board of directors who participate in the offering will be restricted from converting at a price less than $0.32, the most recent closing price at the time that the Notes were issued. The Notes are mandatorily redeemable at par plus the present value of remaining coupons upon (i) the availability of cash from a financing for Mt. Hope and (ii) any other debt financing by the Company. In addition, 50% of any proceeds from the sale of assets cumulatively exceeding $250,000 will be used to prepay the Notes at par plus the present value of remaining coupons. The Company has the right to redeem the Notes at any time at par plus the present value of remaining coupons. The Private Placement was negotiated by independent members of General Moly’s board of directors, none of whom participated in the transaction.  As of December 31, 2015, an aggregate of $2.6 million of Notes had been converted into 2,625,000 shares of common stock and $1.3 million of non-convertible Senior Promissory Notes, resulting in a $0.2 million annual reduction in interest payments made by the Company in the servicing of the Notes, as further discussed in Note 6 below.

The Company evaluates its contracts for potential derivatives.  See Note 6 for a description of the Company’s accounting for embedded derivatives and the Notes.

The Company additionally has certain debt related a land mortgage.  These items are allocated between long-term and current based on payments contractually required to be made within the next twelve months.

Debt issuance costs are costs incurred in connection with the Company’s debt financings that have been capitalized and are being amortized over the stated mandatory period or estimated life of the related debt, using the effective interest method.

Recent Accounting Developments

See recently adopted accounting developments in Note 3 – Summary of Significant Accounting Policies in Item 8 of Part II of this Annual Report on Form 10-K.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

In order to better manage commodity price risk and to seek to reduce the negative impact of fluctuations in prices, we will seek to enter into long-term supply contracts for our portion of the Mt. Hope production.  On December 28, 2007, we entered into a molybdenum supply agreement with ArcelorMittal S.A. (“ArcelorMittal”), the world’s largest steel company, that provides for ArcelorMittal to purchase 6.5 million pounds of molybdenum per year, plus or minus 10%, once the Mt. Hope Project commences commercial operations at minimum specified levels. The supply agreement provides for a floor price along with a discount for spot prices above the floor price and expires five years after the commencement of commercial production at the Mt. Hope Project.  Both the floor and threshold levels at which the percentage discounts change are indexed to a producer price index. According to public filings, on January 25, 2011, the boards of directors of ArcelorMittal S.A. and APERAM each approved the transfer of the assets comprising ArcelorMittal’s stainless and specialty steels businesses from its carbon steel and mining businesses to APERAM, a separate entity incorporated in the Grand Duchy of Luxembourg.  This transfer did not include the supply agreement the Company had in place with ArcelorMittal.    The shares of the Company’s common stock previously owned by ArcelorMittal were transferred to APERAM.

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

The long-term supply agreements provide for supply only after commercial production levels are achieved, and no provisions require the Company to deliver product or make any payments if commercial production is never achieved or declines in later periods and have floor prices ranging from $12.75 to $13.50 per pound and incremental discounts above the floor price.  The agreements require that monthly shortfalls be made up only if the Company’s portion of Mt. Hope production is available for delivery, after POS-Minerals has taken its 20% share.  In no event do these requirements to make up monthly shortfalls become obligations of the Company if production does not meet targeted levels.

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

Interest Rate Risk

As of December 31, 2015, we had a balance of cash and cash equivalents of $13.0 million and restricted cash of $23.4 million.  Interest rates on short term, highly liquid investments have not changed materially since December 31, 2010, and continue to be 1% or less on an annualized basis.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GENERAL MOLY, INC.

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of General Moly, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive loss, cash flows, and equity present fairly, in all material respects, the financial position of General Moly, Inc. at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Item 9A: Report of Management on Internal Control Over Financial Reporting.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 "Liquidity" to the consolidated financial statements, the ability of the Company to implement its current business plan is dependent upon the Company obtaining additional financing.

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

/s/ PricewaterhouseCoopers LLP

Denver, Colorado

March 11, 2016

GENERAL MOLY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	December 31,	December 31,
	2015	2014
ASSETS:
CURRENT ASSETS
Cash and cash equivalents	$13,047	$13,269
Deposits, prepaid expenses and other current assets	150	698
Total Current Assets	13,197	13,967
Mining properties, land and water rights	220,635	216,595
Deposits on project property, plant and equipment	85,698	74,151
Restricted cash held at EMLLC	16,636	36,000
Restricted cash held for loan procurement	1,850	—
Restricted cash held for electricity transmission	—	12,021
Restricted cash held for reclamation bonds	4,932	5,358
Non-mining property and equipment, net	369	519
Debt Issuance Costs	164	441
Other assets	2,994	2,994
TOTAL ASSETS	$346,475	$362,046
LIABILITIES, CRCNI, AND EQUITY:
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,762	$4,633
Accrued advance royalties	500	500
Current portion of long term debt	142	290
Total Current Liabilities	2,404	5,423
Provision for post closure reclamation and remediation costs	1,198	1,276
Accrued advance royalties	5,200	5,200
Accrued payments to Agricultural Sustainability Trust	4,000	4,000
Long term debt, net of current portion	1,517	249
Senior Convertible Promissory Notes	5,480	7,763
Return of Contributions Payable to POS-Minerals	33,884	—
Other accrued liabilities	2,125	1,125
Total Liabilities	55,808	25,036

COMMITMENTS AND CONTINGENCIES

CONTINGENTLY REDEEMABLE NONCONTROLLING INTEREST ("CRNCI")	173,265	210,317

EQUITY
Common stock, $0.001 par value; 650,000,000 and 200,000,000 shares authorized, respectively, 109,298,393 and 92,200,657 shares issued and outstanding, respectively	109	92
Additional paid-in capital	282,633	276,718
Accumulated deficit during exploration and development stage	(165,340)	(150,117)
Total Equity	117,402	126,693
TOTAL LIABILITIES, CRNCI, AND EQUITY	$346,475	$362,046

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOLY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Years Ended
	December 31,	December 31,	December 31,
	2015	2014	2013
REVENUES	$—	$—	$—

OPERATING EXPENSES:
Exploration and evaluation	1,032	2,097	772
General and administrative expense	8,703	8,872	8,985
TOTAL OPERATING EXPENSES	9,735	10,969	9,757

LOSS FROM OPERATIONS	(9,735)	(10,969)	(9,757)

OTHER INCOME/(EXPENSE):
Loss on Termination of Power Transmission Contract	(4,317)	—	—
Loss on Extinguishment of Senior Convertible Notes	(971)	—	—
Write-off of loan commitment fees (warrant)	—	—	(11,472)
Gain on forgiveness of debt	—	—	804
Constructive receipt of break fee	—	—	10,000
Write-off of debt issuance costs	—	—	(6,420)
Realized gain from sale of mining properties	—	—	1,292
Interest expense	(1,100)	(29)	(751)
TOTAL OTHER (EXPENSE)/INCOME, NET	(6,388)	(29)	(6,547)

LOSS BEFORE INCOME TAXES	(16,123)	(10,998)	(16,304)

Income Taxes	—	—	—

CONSOLIDATED NET LOSS	$(16,123)	$(10,998)	$(16,304)
Less: Net loss attributable to CRNCI	900	38	—
NET LOSS ATTRIBUTABLE TO GMI	$(15,223)	$(10,960)	$(16,304)
Basic and diluted net loss attributable to GMI per share of common stock	$(0.16)	$(0.12)	$(0.18)
Weighted average number of shares outstanding — basic and diluted	97,056	91,907	91,568

COMPREHENSIVE LOSS	$(15,223)	$(10,960)	$(16,304)

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOLY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended
	December 31,	December 31,	December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated Net loss	$(16,123)	$(10,998)	$(16,304)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	251	339	341
Non-cash interest expense	367	29	753
Stock-based compensation for employees and directors	(40)	1,718	1,829
Loss on Termination of Power Transmission Contract	218	(1)	(7)
Loss on Extinguishment of Senior Convertible Notes	971	—	—
Write-off of loan commitment fees (warrant)	—	—	11,472
Write-off of debt issuance costs	—	—	6,420
Constructive receipt of break fee	—	—	(10,000)
Forgiveness of debt (interest on bridge loan)	—	—	(804)
Realized gain related to sale of mining properties	—	—	(1,292)
Decrease (increase) in deposits, prepaid expenses and other	548	(73)	(489)
(Decrease) increase in accounts payable and accrued liabilities	(2,445)	417	(8,170)
(Decrease) increase in post closure reclamation and remediation costs	(162)	(122)	691
Net cash used by operating activities	(16,415)	(8,691)	(15,560)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase and development of mining properties, land and water rights	(4,083)	(9,510)	(35,280)
Deposits on property, plant and equipment	(11,473)	(752)	(3,689)
Proceeds from sale of land and equipment	463	—	1,000
(Increase) in restricted cash for loan procurement	(2,000)	—	—
Decrease in restricted cash	31,961	974	659
Net cash used by investing activities	14,868	(9,288)	(37,310)

GENERAL MOLY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock proceeds, net of issuance costs	3,813	(36)	49
Cash contributions returned to POS-Minerals	(2,268)	—	—
Cash contributions received from POS-Minerals	—	1,348	7,127
Proceeds from unit offering	—	8,535	—
Increase in capitalized debt issuance costs	—	(23)	(702)
Repayment of Long-Term Debt	(220)	(261)	(250)
Net cash provided by financing activities:	1,325	9,563	6,224
Net (decrease) in cash and cash equivalents	(222)	(8,416)	(46,646)
Cash and cash equivalents, beginning of period	13,269	21,685	68,331
Cash and cash equivalents, end of period	$13,047	$13,269	$21,685

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Equity compensation capitalized as development	$155	$443	$1,078
Accrued portion of advance royalties	500	500	—
Conversion of Senior Convertible Promissory Notes	(2,488)	—	—
Non-Convertible Senior Promissory Notes Issued	1,340	—	—
Return of Contributions Payable to POS-Minerals	36,000	—	—
Reduction in Return of Contributions payable to POS-Minerals	(2,116)	—	—
Write off of debt issuance costs	(115)	—	—
Installment purchase of equipment and land	—	—	139
Loan commitment costs	—	472	—
Change in accrued portion of deposits on property, plant and equipment	74	(709)	728

The accompanying notes are an integral part of these consolidated financial statements

GENERAL MOLY, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except number of shares and per share amounts)

				Accumulated
				Other
	Common		Additional	Comprehensive	Accumulated
	Shares	Amount	Paid-In Capital	Income (Loss)	Deficit	Total
Balances, December 31, 2012	91,333,092	$91	$270,902	$—	$(122,853)	$148,140
Stock Options:
Exercised at $2.41 per share	20,000	—	48	—	—	48
Exercise of stock options	46,165	—	—	—	—	—
Stock-based compensation	—	—	2,907	—	—	2,907
Issuance of Units of Common Stock :
Issued pursuant to stock awards	361,992	1	—	—	—	1
Net loss for the year ended December 31, 2013	—	—	—	—	(16,304)	(16,304)
Balances, December 31, 2013	91,761,249	$92	$273,857	$—	$(139,157)	$134,792
Issuance of Units of Common Stock:
Issued pursuant to stock awards	439,408	—	(36)	—	—	(36)
Stock-based compensation	—	—	2,161	—	—	2,161
Issuance of Warrants	—	—	786	—	—	786
Debt issuance costs	—	—	(50)	—	—	(50)
Net loss for the year ended December 31, 2014	—	—	—	—	(10,960)	(10,960)
Balances, December 31, 2014	92,200,657	$92	$276,718	$—	$(150,117)	$126,693
Issuance of Units of Common Stock:
Issued pursuant to stock awards	1,139,403	1	(90)	—	—	(89)
Stock-based compensation	—	—	115	—	—	115
Conversion of Senior Convertible Promissory Notes	2,625,000	3	1,983	—	—	1,986
Debt issuance costs	—	—	(80)	—	—	(80)
Private Placement	13,333,333	13	3,987	—	—	4,000
Net loss for the year ended December 31, 2015	—	—	—	—	(15,223)	(15,223)
Balances, December 31, 2015	109,298,393	$109	$282,633	$—	$(165,340)	$117,402

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

The original Return of Contributions amount due to POS-Minerals is reduced, dollar for dollar, by the amount of capital contributions for equipment payments required from POS-Minerals under approved budgets of the LLC, as discussed further below.  As of December 31, 2015, this amount has been reduced by $2.1 million, consisting of 20% of an $8.4 million principal payment made on milling equipment in March 2015 and a $2.2 million principal payment made on electrical transformers in April 2015, such that the remaining amount due to POS-Minerals is $33.9 million.  If Nevada Moly does not fund its additional capital contribution in order for the LLC to make the required return to POS-Minerals set forth above, POS-Minerals has an election to either make a secured loan to the LLC to fund the Return of

Contributions, or receive an additional interest in the LLC, from Nevada Moly, estimated to be 5%.  In the latter case, Nevada Moly’s interest in the LLC is subject to dilution by a percentage equal to the ratio of 1.5 times the amount of the unpaid Return of Contributions over the aggregate amount of deemed capital contributions (as determined under the LLC Agreement) of both parties to the LLC (“Dilution Formula”).  At December 31, 2015, the aggregate amount of deemed capital contributions of both members was $1,078.3 million.

Furthermore, the LLC Agreement authorizes POS-Minerals to put/sell its interest in the LLC to Nevada Moly after a change of control of Nevada Moly or the Company, as defined in the LLC Agreement, followed by a failure by us or our successor company to use standard mining industry practice in connection with the development and operation of the Mt. Hope Project as contemplated by the parties for a period of twelve (12) consecutive months.  If POS-Minerals exercises its option to put or sell its interest, Nevada Moly or its transferee or surviving entity would be required to purchase the interest for 120% of POS-Minerals’ total contributions to the LLC, which, if not paid timely, would be subject to 10% interest per annum.

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

Effective January 1, 2015, Nevada Moly and POS-Minerals signed an amendment to the LLC agreement under which a separate $36.0 million owed to Nevada Moly held by the LLC in a reserve account established in December 2012 is being released for the mutual benefit of both members related to the jointly approved Mt. Hope Project expenses through 2020.  In January 2015, the reserve account funded a reimbursement of contributions made by the members during the fourth quarter of 2014, inclusive of $0.7 million to POS-Minerals and $2.7 million to Nevada Moly.  The funds are now being used to pay ongoing expenses of the LLC until the Company obtains full financing for its portion of the Mt. Hope Project construction cost, or until the reserve account is exhausted.  Any remaining funds after financing is obtained will be returned to the Company.  The balance of the reserve account at December 31, 2015 was $16.6 million.

Termination of Agreements with Hanlong (USA) Mining Investment Inc.

In March 2010, we signed a series of agreements with Hanlong (USA) Mining Investment, Inc. (“Hanlong”), an affiliate of Sichuan Hanlong Group, a privately held Chinese company.  The agreements formed the basis of a $745 million transaction that was intended to provide the Company with adequate capital to contribute its 80% share of costs to develop the Mt. Hope Project.  The agreements resulted in the sale to Hanlong of 11.8 million shares of our common stock for a purchase price of $40 million, with additional potential equity issuances conditioned on Hanlong procuring a project financing Term Loan from a Chinese bank.  The agreements also provided for Hanlong representation on our Board, limitations on how Hanlong would vote its shares of the Company and on its ability to purchase or dispose of our securities, and included a $10.0 million Bridge Loan to the Company to preserve liquidity until availability of the Term Loan.

Most of the provisions of the agreements with Hanlong were terminated in 2013 because no project financing occurred, including repayment of the $10.0 million Bridge Loan which the parties agreed to offset against the $10.0 million termination break fee owed to the Company by Hanlong. However, Hanlong remains the owner of approximately 11% of our outstanding common stock and their representative continues as an elected member of our Board as of December 31, 2015.  In February 2016, the Governance and Nominating Committee of the Company’s Board of Directors determined it would not renominate the Hanlong representative, Nelson F. Chen, to the Board, as Hanlong’s beneficial ownership of the Company’s common stock on a fully diluted basis has fallen below 10%.  Mr. Chen’s term as a director will expire at the 2016 Annual Meeting of Stockholders.

Agreement with AMER International Group (“AMER”)

Private Placement

In April 2015, the Company and AMER entered into a private placement for 40.0 million shares of the Company’s common stock and warrants to purchase 80.0 million shares of the Company’s common stock, priced using the trailing 90-day volume weighted average price (“VWAP”) of $0.50 on April 17, 2015, the date the investment agreement was signed. General Moly received stockholder approval of the transaction on June 30, 2015.

On November 2, 2015, the Company and AMER entered into an amendment to the Investment and Securities Purchase Agreement, thereby creating a three-tranche investment strategy that creates a strategic partnership to assist the Company in obtaining full financing for the Mt. Hope Project.   The first tranche of the amended investment agreement closed on November 24, 2015 for a $4.0 million private placement representing 13.3 million shares, priced at $0.30 per share, and warrants to purchase 80.0 million shares of common stock at $0.50 per share, which will become exercisable upon availability of an approximately $700.0 million senior secured loan (“Bank Loan”). The $4.0 million private placement has been divided evenly between general corporate purposes and an expense reimbursement account available to both AMER and the Company to cover anticipated Mt. Hope financing costs and other jointly sourced business development opportunities. In addition, AMER and General Moly entered into a Stockholder Agreement allowing AMER to nominate a director to a now seven member General Moly Board of Directors, additional directors following the close of Tranche 3, discussed below, and drawdown of a senior secured loan (“Bank Loan”).  The Stockholder Agreement also governs amer’s acquisition and transfer of General Moly shares.  The parties agreed to eliminate the condition to closing the investment agreement requiring a letter of intent from a Prime Chinese Bank endorsing the Bank Loan as a result of the current molybdenum market price and recent water rights decision from the Nevada Supreme Court. The parties also agreed to eliminate the requirement of the Company to obtain consent from APERAM, as Tranche 1 was issued at $0.30 per share, which is above the October 30, 2015, closing price of $0.29 per share.

The second tranche of the amended investment agreement will include a $6.0 million private placement representing 12.0 million shares, priced at $0.50 per share. $5.0 million of the $6.0 million will be used for general corporate purposes and $1.0 million will be set aside for the expense reimbursement account discussed above. Closing of the second tranche is contingent on the Nevada State Engineer restoring permits for the Mt. Hope Project's water rights and for the price of molybdenum to average in excess of $8/lb for a 30 consecutive calendar day period.

The third tranche of the amended investment agreement will include a $10.0 million private placement representing 14.7 million shares, priced at $0.68 per share. Execution of the third tranche is contingent on a final adjudication of the Mt. Hope Project's water rights through courts or settlement, if further protests and appeals result from the issuance of the water permits, and for the price of molybdenum to average in excess of $12/lb for a 30 consecutive calendar day period. After the third tranche of the agreement is executed, AMER will nominate a second director to General Moly’s then eight member Board of Directors.

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

When documentation is complete and drawdown of the approximately $700 million Bank Loan becomes available, 80 million warrants to purchase common shares of General Moly will become exercisable by AMER at $0.50. After drawdown of the Bank Loan, AMER will nominate a third Director to General Moly’s Board of Directors. All conditions to complete the warrants transaction must be completed no later than April 17, 2017 in order for the warrants to vest and become exercisable.

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

Although hampered by the continuing low molybdenum prices, the Company continues its efforts to obtain full financing of the Mt. Hope Project.  On April 17, 2015, the Company announced a significant Investment and Securities Purchase Agreement (“AMER Investment Agreement”) with AMER.  AMER has agreed to work with the Company to procure and support a senior secured term loan (“Bank Loan”) of approximately $700 million from a major Chinese bank or banks for development of the Mt. Hope Project, and to provide a guarantee for the Bank Loan.  On June 30, 2015, the Company received stockholder approval of the agreement with AMER.  As discussed in Note 1, on November 2, 2015, the Company announced receipt of funds to successfully close the first tranche of the amended AMER Investment Agreement, resulting in a $4.0 million cash inflow to the Company.

There is no assurance that the Company will be successful in obtaining the financing required to complete the Mt. Hope Project, or in raising additional financing in the future on terms acceptable to the Company, or at all.

In order to preserve our cash liquidity, we implemented in the third quarter of 2013, a cost reduction and personnel retention program, which included reductions in base cash compensation for our executive officers, senior management employees and members of the Board of Directors.  We approved cash and equity incentives for the executive officers who remained with the Company through the earliest to occur of a financing plan for the Mt. Hope Project approved by the Board of Directors;  a Change of Control (as defined in the employment or change of control agreements between the Company and each of our executive officers); involuntary termination (absent cause); or January 15, 2015 (the “Vesting Date”), and a personnel retention program providing cash and equity incentives for other employees who remained with the Company.   On the January 15, 2015 vesting date, we paid $1.1 million in cash stay incentives to our eligible employees and executive officers, excluding our CEO, Bruce D. Hansen.  Mr. Hansen agreed to defer his $0.4 million cash stay incentive to January 15, 2016 in consideration for an equity grant.  This amount was paid to Mr. Hansen in January 2016.  The Company also issued 726,493 shares of common stock on the January 15, 2015 vesting date under this plan.

In October 2015, the Company announced a  management restructuring and cost reduction program, which included a 25% reduction in workforce, compensation reductions for senior executives, and a reduction of engineering, administrative and consulting expenses.  This restructuring program resulted in a $0.4 million expense recorded in the Company’s December 31, 2015 financial statements.  The program is focused on maintaining liquidity and sustainability during a period of challenging market conditions in the mining industry.

In December 2014, the Company sold and issued $8.5 million in units consisting of Senior Convertible Promissory Notes (the "Notes") and warrants to accredited investors, including several directors and each of our named executive officers, pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 thereunder. The Notes are unsecured obligations and are senior to any of the Company's future secured obligations to the extent of the value of the collateral securing such obligations.  The warrants are exercisable between June 26, 2015 and December 26, 2019, for an aggregate of 8,535,000 shares of the Company’s common stock at $1.00 per share.  The Company received net proceeds from the sale of the units of approximately $8.0 million, after deducting discounts and offering expenses of approximately $0.5 million. Net proceeds from the sale are being used to fund ongoing operations.  In February and April 2015, a number of the participants exercised their right to convert the Notes.  Upon completion of the conversions, $1.3 million in non-convertible Senior Promissory Notes and 2.6 million shares were issued, with $5.9 million in Notes remaining available for conversion.  See additional discussion of the Notes in Note 6.

We continue to work with our long-lead vendors to manage the timing of contractual payments for milling equipment.  In March 2015, the LLC remitted $8.9 million to the manufacturer of our crusher, SAG and ball mills, and in early April 2015, made a $2.4 million payment due to the manufacturer of the two 230kV primary transformers.  Both payments were funded with cash from the reserve account, described above.  The following table sets forth the LLC’s remaining cash commitments under these equipment contracts (collectively, “Purchase Contracts”) at December 31, 2015 (in millions):

As of
December 31,
Year	2015 *
2016	1.2
2017	2.2
Total	$3.4

* All amounts are commitments of the LLC, and as a result of the agreement between Nevada Moly and POS-Minerals are to be funded by the $36.0 million reserve account until such time that the Company obtains financing for its portion of construction costs at the Mt. Hope Project or until the reserve account balance is exhausted, and thereafter are to be funded 80% by Nevada Moly and 20% by POS-Minerals. POS-Minerals remains obligated to make capital contributions for its 20% portion of equipment payments required by approved budgets of the LLC, and such amounts contributed by the reserve account on behalf of POS-Minerals will reduce, dollar for dollar, the amount of capital contributions that the LLC is required to return to POS-Minerals, as described under Note 1 above.

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

Through December 31, 2015, the LLC has made deposits and/or final payments of $85.7 million on equipment orders.  Of these deposits, $69.5 million relate to fully fabricated items, primarily milling equipment, for which the LLC has additional contractual commitments of $3.4 million noted in the table above.  The remaining $16.2 million reflects both partially fabricated milling equipment, and non-refundable deposits on mining equipment.  As discussed in Note 12, the mining equipment agreements remain cancellable with no further liability to the LLC. The underlying value and recoverability of these deposits and our mining properties in our consolidated balance sheets are dependent on the LLC’s ability to fund development activities that would lead to profitable production and positive cash flow from operations, or proceeds from the disposition of these assets. There can be no assurance that the LLC will be successful in generating future profitable operations, disposing of these assets or the Company securing additional funding in the future on terms acceptable to us or at all.  Our consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded assets or liabilities.

In June 2015, the LLC reached an agreement to terminate the existing third-party transmission contracts to provide power to the Mt. Hope Project in favor of a future arrangement for transmission under the provider’s network services agreement.  With the agreement, the LLC received a return of approximately $7.9 million in cash net of termination costs, expense and consideration to the transmission providers, resulting in a loss of $4.3 million to the LLC.  In August 2015, the LLC distributed $6.3 million to Nevada Moly and $1.6 million to POS-Minerals under the terms of the LLC Agreement.

With our cash conservation plan, our Corporate and Liberty related cash requirements have declined to approximately $1.6 million per quarter, while all Mt. Hope Project related funding is payable out of the $36.0 million reserve account, the balance of which was $16.6 million at December 31, 2015.  Accordingly, based on our current cash on hand and our ongoing cash conservation plan, the Company expects it will have adequate liquidity in order to fund our working capital needs through December 31, 2016.  Additional potential funding sources include public or private equity offerings, including tranches 2 and 3 of the $20.0 million investment from AMER described in Note 1, arranging for use of other restricted cash, or sale of other assets owned by the Company.  There is no assurance that the Company will be successful in securing additional funding.  This could result in further cost reductions, contract cancellations, and potential delays which ultimately may jeopardize the development of the Mt. Hope Project.

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

Accounting Method

Our financial statements are prepared using the accrual basis of accounting in accordance with GAAP.  With the exception of the LLC, all of our subsidiaries are wholly owned.  In February 2008, we entered into the LLC Agreement, which established our ownership interest in the LLC at 80%.  The consolidated financial statements include all of our wholly owned subsidiaries and the LLC.  The POS-Minerals contributions attributable to their 20% interest are shown as Contingently Redeemable Noncontrolling Interest on the Consolidated Balance Sheet.  The net loss attributable to contingently redeemable noncontrolling interest is reflected separately on the Consolidated Statement of Operations and reduces the Contingently Redeemable Noncontrolling Interest on the Consolidated Balance Sheet. Net losses of the LLC are attributable to the owners of the LLC based on their respective ownership percentages in the LLC. During 2015, the LLC had a $4.5 million loss primarily associated with a loss incurred upon termination of the electricity transmission contract discussed in Note 2, of which $0.9 million was attributed to the Contingently Redeemable Noncontrolling Interest.

Contingently Redeemable Noncontrolling Interest (“CRNCI”)

Under GAAP, certain noncontrolling interests in consolidated entities meet the definition of mandatorily redeemable financial instruments if the ability to redeem the interest is outside of the control of the consolidating entity.  As described in Note 1 — “Description of Business”, the LLC Agreement permits POS-Minerals the option to put its interest in the LLC to Nevada Moly upon a change of control, as defined in the LLC Agreement, followed by a failure to use standard mining industry practice in connection with development and operation of the Mt. Hope Project as contemplated by the parties for a period of 12 consecutive months.  As such, the CRNCI has continued to be shown as a separate caption between liabilities and equity.  The carrying value of the CRNCI has historically included the $36.0 million Return of Contributions, now $33.9 million, that will be returned to POS-Minerals in 2020, unless further extended by the members of the LLC as discussed above.  The expected Return of Contributions to POS-Minerals was carried at redemption value as we believed redemption of this amount was probable.  Effective January 1, 2015, Nevada Moly and POS-Minerals agreed that the Return of Contributions will be due to POS-Minerals on December 31, 2020, unless further extended by the members of the LLC as discussed above.  As a result, we have reclassified the Return of Contributions payable to POS-Minerals from CRNCI to a non-current liability at redemption value, and subsequently reduced it by $2.1 million, consisting of 20% of an $8.4 million principal payment made on milling equipment in March 2015 and a $2.2 million principal payment made on electrical transformers in April 2015, such that the remaining amount due to POS-Minerals is $33.9 million.

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

Asset Impairments

We evaluate the carrying value of long-lived assets to be held and used, using a fair-value based approach when events and circumstances indicate that the related carrying amount of our assets may not be recoverable.  The economic environment and molybdenum and copper prices may be considered as impairment indicators for the purposes of these impairment assessments.  In accordance with U.S. GAAP, the carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flows from such asset is less than its carrying value.  In that event, an impairment charge will be recorded in our Consolidated Statement of Operations and Comprehensive Loss based on the difference between book value and the estimated fair value of the asset computed using discounted future cash flows, or the application of an expected fair value technique in the absence of an observable market price.  Future cash flows include estimates of recoverable quantities to be produced from estimated proven and probable mineral reserves, commodity prices (considering current and historical prices, price trends and related factors), production quantities and capital expenditures, all based on life-of-mine plans and projections.  In estimating future cash flows, assets are grouped at the lowest level for which identifiable cash flows exist that are largely independent of cash flows from other asset groups.  Generally, in estimating future cash flows, all assets are grouped at a particular mine for which there are identifiable cash flows.  While our 2015 impairment analysis did not result in any long-lived asset impairments, there can be no assurance that there will not be asset impairments if commodity prices experience a sustained decline and/or if there are significant downward adjustments to estimates of recoverable quantities to be produced from proven and probable mineral reserves or production quantities, and/or upward adjustments to estimated operating costs and capital expenditures, all based on life-of-mine plans and projections.

Cash and Cash Equivalents and Restricted Cash

We consider all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company’s cash equivalent instruments are classified within Level 1 of the fair value hierarchy established by FASB guidance for Fair Value Measurements because they are valued based on quoted market prices in active markets.

We consider all restricted cash to be long-term.  In December 2012, the Company established a reserve account at the direction of the LLC management committee in the amount of $36.0 million. Effective January 1, 2015, Nevada Moly and POS-Minerals agreed upon procedures for maintaining the Mt. Hope Project as described above. Under the agreement, the funds, which were to remain restricted until availability of the Company’s portion of financing for the Mt. Hope Project was confirmed or until the LLC management committee agreed to release the funds, can be released for the mutual benefit of the members for expense related to the Mt. Hope Project.  The balance of the reserve account at December 31, 2015 was $16.6 million.

Basic and Diluted Net Loss Per Share

Net loss per share was computed by dividing the net loss attributable to the Company by the weighted average number of shares outstanding during the period.  The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  Outstanding awards as of December 31, 2015, 2014, and 2013, respectively, were as follows:

	December 31, 2015	December 31, 2014	December 31, 2013
Warrants	89,535,000	9,535,000	1,000,000
Stock Options	45,002	271,112	544,999
Unvested Stock Awards	1,658,673	1,723,328	2,280,890
Stock Appreciation Rights	1,402,186	1,923,144	2,096,653

These awards were not included in the computation of diluted loss per share for the twelve months December 31, 2015, 2014, and 2013, respectively, because to do so would have been anti-dilutive.  Therefore, basic loss per share is the same as diluted loss per share.

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

At December 31, 2015 and 2014, accumulated depreciation and amortization was $2.1 and $2.3 million, respectively, of which $1.9 and $2.0 million, respectively, was capitalized.

Senior Convertible Promissory Notes and other Long-Term Debt

In December 2014, the Company sold and issued $8.5 million in units consisting of Senior Convertible Promissory Notes (the "Notes") and warrants to accredited investors, including several directors and officers of the Company, pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 thereunder. The Notes are unsecured obligations and are senior to any of the Company's future secured obligations to the extent of the value of the collateral securing such obligations.

The Notes bear interest at a rate of 10.0% per annum, payable in cash quarterly in arrears on each March 31, June 30, September 30, and December 31 beginning March 31, 2015. The Notes are convertible at any time in an amount equal to 80% of the greater of (i) the average volume weighted average price (“VWAP”) for the 30 Business Day period ending on the Business Day prior to the date of the conversion, or (ii) the average VWAP for the 30 Business Day period ending on the original issuance date of this note.  Each Note will convert into a maximum of 100 shares per note, resulting in the issuance of up to 8,535,000 shares, or 9.3% of shares outstanding. General Moly’s executive management team and board of directors who participate in the offering will be restricted from converting at a price less than $0.32, the most recent closing price at the time that the Notes were issued. The Notes are mandatorily redeemable at par plus the present value of remaining coupons upon (i) the availability of cash from a financing for Mt. Hope and (ii) any other debt financing by the Company. In addition, 50% of any proceeds from the sale of assets cumulatively exceeding $250,000 will be used to prepay the Notes at par plus the present value of remaining coupons. The Company has the right to redeem the Notes at any time at par plus the present value of remaining coupons. The Private Placement was negotiated by independent members of General Moly’s board of directors, none of whom participated in the transaction.  As of December 31, 2015, an aggregate of $2.6 million of Notes had been converted into 2,625,000 shares of common stock and $1.3 million of non-convertible Senior Promissory Notes, resulting in a $0.2 million annual reduction in interest payments made by the Company in the servicing of the Notes, as further discussed in Note 6 below.

The Company evaluates its contracts for potential derivatives.  See Note 6 for a description of the Company’s accounting for embedded derivatives and the Notes.

The Company additionally has certain debt related to a land mortgage.  It is allocated between long-term and current based on payments contractually required to be made within the next twelve months.

Debt issuance costs are incurred in connection with the Company’s debt financings that have been capitalized and are being amortized over the stated maturity period or estimated life of the related debt, using the effective interest method.

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

Warrants

The Company has issued warrants in connection with several financing transactions and uses the Black-Scholes model or a lattice to determine the fair value of these transactions based on the features included in each.

Recently Adopted Accounting Pronouncements

ASU 2015-03 — Interest — Imputation of Interest (Subtopic 835-30):  Simplifying the Presentation of Debt Issuance Costs

In April 2015, the FASB issued ASU 2015-03 requiring that, effective for periods beginning after December 15, 2015, debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  The recognition and measurement guidance for debt issuance costs are not affected by these amendments.   The Company has determined the impact to be minimal and will result in the collapse of the debt issuance costs line item on the Consolidated Balance Sheet into the long-term debt line items.

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

Summary.  The following is a summary of mining properties, land and water rights at December 31, 2015 and 2014 (in thousands):

	At	At
	December 31,	December 31,
	2015	2014
Mt. Hope Project:
Development costs	$169,735	$165,785
Mineral, land and water rights	11,324	11,728
Advance Royalties	29,800	29,300
Total Mt. Hope Project	210,859	206,813
Total Liberty Project	9,695	9,701
Other Properties	81	81
Total	$220,635	$216,595

Development costs and Deposits on project property, plant and equipment

Development costs of $169.7 million include hydrology and drilling costs, expenditures to further the permitting process, capitalized salaries, project engineering costs, and other expenditures required to fully develop the Mt. Hope Project.  Deposits on project property, plant and equipment of $85.7 million represent ongoing progress payments on equipment orders for the custom-built grinding and milling equipment, related electric mill drives, and other processing equipment that require the longest lead times.

Restricted Cash held for Electricity Transmission

In 2008, the LLC paid $12.0 million into an escrow arrangement for electricity transmission services.  The amount represented security for a third party transmission contract that will provide power to the Mt. Hope Project, and was accounted for as restricted cash. As electricity transmission was not delivered to the Mt. Hope Project by December 1, 2014, the LLC worked with the provider to terminate the existing agreement in favor of a future arrangement for transmission under the provider’s network services agreement.  With the agreement, the LLC received a return of approximately $7.9 million in cash net of termination costs, expenses and consideration to the transmission providers, resulting in a loss of $4.3 million to the LLC.  In August 2015, the LLC distributed $6.3 million to Nevada Moly and $1.6 million to POS-Minerals under the terms of the LLC Agreement.

NOTE 5 — ASSET RETIREMENT OBLIGATIONS

Asset retirement obligations arise from the acquisition, development, construction and normal operation of mining property, plant and equipment due to government controls and regulations that protect the environment, and are primarily related to closure and reclamation of mining properties.  The exact nature of environmental issues and costs, if any, which the Company or the LLC may encounter in the future are subject to change, primarily because of the changing character of environmental requirements that may be enacted by governmental authorities.

The following table shows asset retirement obligations for future mine closure and reclamation costs in connection with the Mt. Hope Project and within the boundaries of the Plan of Operations (“PoO”):

At
December 31,
2015
(in thousands)
At January 1, 2014	$1,112
Accretion Expense	80
Adjustments*	(115)
At December 31, 2014	$1,077
Accretion Expense	72
Adjustments*	(91)
At December 31, 2015	$1,058

* Includes annual changes to the escalation rate, the market-risk premium rate, or reclamation time periods

The estimated future reclamation costs for the Mt. Hope Project have been discounted using a rate of 8%.  The total inflated and undiscounted estimated reclamation costs associated with current disturbance under the PoO at the Mt. Hope Project were $6.4 million at December 31, 2015. Increases in ARO liabilities resulting from the passage of time are recognized as accretion expense.

The LLC is required by U.S. federal and state laws to provide financial assurance sufficient to allow a third party to implement approved closure and reclamation plans if the LLC is unable to do so.  The laws govern the determination of the scope and cost of the closure, and the amount and forms of financial assurance.  As of December 31, 2015, the LLC had provided the appropriate regulatory authorities with $73.4 million in reclamation financial guarantees through the posting of surety bonds for reclamation of the Mt. Hope Project as approved in the ROD.  As of December 31, 2015, we had $4.6 million in cash deposits associated with these bonds, which are specific to the PoO disturbance and accounted for as restricted cash and are unrelated to the inflated and undiscounted liability referenced above.  As a result of delays in financing for the construction of the Mt. Hope Project, we submitted a revised proposal to NDEP and the BLM to reduce our reclamation liability to current surface disturbance.  In December 2015, NDEP and the BLM accepted our revised estimates approving a reduction of the reclamation estimate to approximately $2.8 million.  We worked with the LLC’s reclamation surety underwriters to satisfy the reduced $2.8 million financial guarantee requirements under the ROD for the Mt. Hope Project.  As of early 2016, the surety bond program is funded with a cash collateral payment of $0.3 million, a reduction from the $4.6 million established in November 2014, resulting in a $4.3 million return of collateral received in February 2016.

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

	Mt. Hope Project
	outside PoO
	boundary	Liberty
	(in thousands)
At January 1, 2014	81	125
Adjustments *	—	(7)
At December 31, 2014	$81	$118
Adjustments *	(59)	—
At December 31, 2015	$22	$118

* Includes reduced / reclaimed disturbance, BLM rate changes, and transfer into the approved PoO

NOTE 6 — CONVERTIBLE SENIOR NOTES

In December 2014, the Company sold and issued 85,350 Units of Convertible Senior Notes (the “Notes”) with warrants (the “Warrants”) to qualified buyers pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, of which 23,750 Units were sold and issued to related parties, including several directors and each of our named executive officers.  The Notes are unsecured obligations and are senior to any of the Company's future secured obligations to the extent of the value of the collateral securing such obligations.

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

During the year ended December 31, 2015, certain holders of the Convertible Notes, including both directors and named executive officers of the Company, elected to convert notes totaling $2.6 million, reducing the principal balance of the Convertible Notes to $5.9 million. Upon conversion, the Convertible Notes holders received 2,625,000 shares of common stock, at conversion prices ranging from $0.3462 to $0.5485, and were issued non-convertible Senior Promissory Notes (“Promissory Notes”) of $1.3 million, pursuant to the terms of the share maximum provision of the Conversion Option.  The Promissory Notes have identical terms to the Convertible Notes, with the exception that the holder no longer has a Conversion Option. Accordingly, the Promissory Notes bear interest equal to 10.0% per annum, payable in cash quarterly in arrears on each March 31, June 30, September 30, and December 31 and mature on December 26, 2019.  The conversions will result in a $0.2 million annual reduction in interest payments made by the Company in the servicing of the Notes.  For the twelve months ended December 31, 2015, the loss on extinguishment incurred at conversion was $0.9 million.

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

The Company used a binomial lattice model in order to estimate the fair value of the Conversion Option in the Notes. A binomial lattice model generates two probable outcomes, arising at each point in time, starting from the date of valuation until the maturity date. A lattice was initially used to determine if the Notes would be converted or held at each decision point. Within the lattice model, the Company assumes that the Notes will be converted early if the conversion value is greater than the holding value

As of December 31, 2015 and December 31, 2014, respectively, the carrying value of the Convertible Notes, absent the embedded derivatives, was $5.3 million and $6.9 million inclusive of an unamortized debt discount of $0.6 million and $1.7 million, all of which is considered long term debt. The fair value of the Convertible Notes was $7.5 million and $11.2 million at December 31, 2015 and December 31, 2014, respectively. As of December 31, 2015, the carrying value of the Promissory Notes was $1.3 million. The fair value of the Promissory Notes was $0.9 million at December 31, 2015. There were no outstanding borrowings related to the Promissory Notes as of December 31, 2014.

The embedded derivatives recorded in Senior Convertible Promissory Notes at fair value were $0.2 million and $0.9 million at December 31, 2015 and December 31, 2014, respectively. The changes in the estimated fair value of the embedded derivatives during the year ended December 31, 2015 resulted in a gain of $0.4 million and a write-off of $0.3 million at conversion recognized as an offset to interest expense in the Statement of Operations.

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

The following tables set forth the inputs to the models that were used to value the embedded derivatives:

	December 31, 2015	December 31, 2014
Stock Price	$0.20	$0.64
Maturity Date	December 31, 2019	December 31, 2019
Risk-Free Interest Rate	1.54%	1.75%
Estimated Stock Volatility	40.00%	40.00%
Default Intensity	2.00%	2.00%
Recovery Rate	30.00%	30.00%

Type of Event	Expected Date	Probability of Event
Mandatory Redemption	April 17, 2017	80%
Conversion Option	October 17, 2017	10%
Note Reaches Maturity	December 31, 2019	10%

NOTE 7 —COMMON STOCK AND COMMON STOCK WARRANTS

During the year ended December 31, 2015, 1,139,403 shares of common stock were issued pursuant to stock awards under the 2006 Equity Incentive Plan.  Additionally, we issued 2.6 million shares upon the conversion of certain Senior Convertible Promissory Notes in February and April 2015 and 13.3 shares of common stock to AMER upon closing of the amended Investment Agreement in November 2015.

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

The following is a summary of common stock warrant activity for each of the three years ended December 31, 2015:

	Number of Shares
	Under
	Warrants	Exercise Price
Balance at December 31, 2012	11,000,000	$4.23 to 5.00
Expiration of warrants	(10,000,000)	$4.23
Balance at December 31, 2013	1,000,000	$5.00
Issuance of new warrants	8,535,000	$1.00
Balance at December 31, 2014	9,535,000	$1.00 to 5.00
Issuance of new warrants	80,000,000	$0.50
Balance at December 31, 2015	89,535,000	$0.50 to 5.00
Weighted average exercise price	$0.60

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

On November 2, 2015, the Company issued 80.0 million warrants to AMER in connection with the closing of the amended Investment Agreement at a price of $0.50 per share and a relative fair value of $0.5 million, resulting in an entry to additional paid-in capital.

Of the warrants outstanding at December 31, 2015, 8.5 million are exercisable at $1.00 per share at any time from June 26, 2015 through their expiration on December 26, 2019, 1.0 million are exercisable at $5.00 per share once General Moly has received financing necessary for the commencement of commercial production at the Mt. Hope Project and will expire one year thereafter, and the remaining 80.0 million become exercisable upon availability of an approximately $700.0 million Bank Loan prior to April 17, 2017, as described in Note 1 above.  Should the vesting condition not be met on those 80.0 million warrants prior to April 17, 2017, pending potential renegotiation of the Investment Agreement, the warrants will expire.

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

NOTE 8 — PREFERRED STOCK

Pursuant to our Certificate of Incorporation we are authorized to issue 10,000,000 shares of $0.001 per share par value preferred stock.  The authorized but unissued shares of preferred stock may be issued in designated series from time to time by one or more resolutions adopted by the Board.  The Board has the authority to determine the preferences, limitations and relative rights of each series of preferred stock.  At December 31, 2015, and 2014,  no shares of preferred stock were issued or outstanding.

NOTE 9 — EQUITY INCENTIVES

In 2006, the Board and shareholders of the Company approved the 2006 Equity Incentive Plan (“2006 Plan”) that replaced the 2003 Equity Incentive Plan (“2003 Plan”).  In May 2010, our shareholders approved an amendment to the 2006 Plan increasing the number of shares that may be issued under the plan by 4,500,000 shares to 9,600,000 shares.  The 2006 Plan authorizes the Board, or a committee of the Board, to issue or transfer up to an aggregate of 9,600,000 shares of common stock, of which 1,388,498 remain available for issuance as of December 31, 2015.  Awards under the 2006 Plan may include incentive stock options, non-statutory stock options, restricted stock units, restricted stock awards, and stock appreciation rights (“SARs”).  At the option of the Board, SARs may be settled with cash, shares, or a combination of cash and shares.  The Company settles the exercise of other stock-based compensation with newly issued common shares.

Stock-based compensation cost is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes option pricing model and is recognized as compensation ratably on a straight-line basis over the requisite vesting/service period.  As of December 31, 2015, there was $1.0 million of total unrecognized compensation cost related to share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 2.4 years.

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

For the Year Ended December 31:	2015	2014	2013
Expected Life *	3.5 to 6.0 years	3.5 to 6.0 years	3.5 to 6.0 years
Interest Rate+	0.36% to 1.37%	0.58% to 1.37%	0.36% to 1.37%
Volatility **+	62.04% to 85.97%	70.31% to 92.76%	62.04% to 87.82%
Dividend Yields	—	—	—
Weighted Average Fair Value of Stock Appreciation Rights Granted During the Year	$—	$—	$2.74

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

At December 31, 2015, the aggregate intrinsic value of outstanding and exercisable (fully vested) options and SARs was nil and had a weighted-average remaining contractual term of 1.5 years.  The total intrinsic value of both options and SARs exercised during the years ended December 31, 2015, 2014 and 2013 was nil in all years.

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

The compensation expense recognized by the Company for Stock Awards is based on the closing market price of the Company’s common stock on the date of grant.  For the years ended December 31, 2015, 2014 and 2013 the weighted-average grant date fair value for Stock Awards was $0.49,  $1.42, and $1.82, respectively.  The total fair value of stock awards vested during 2015 and 2014 is $0.5 million and $0.4 million, respectively.

Summary of Equity Incentive Awards

The following table summarizes activity under the Plans during the year ended December 31, 2015:

	Stock Options		SARs		Stock Awards
	Weighted		Weighted	Number	Weighted
	Average		Average	of Shares	Average
	Exercise	Number of Shares	Strike	Under	Grant	Number of
	Price	Under Option	Price	Option	Price	Shares
Balance at January 1, 2015	$7.25	271,112	$2.76	1,923,144	$2.73	1,723,328
Awards Granted	—	—	—	—	0.49	1,660,000
Awards Exercised or Earned	—	—	—	—	1.38	(1,590,643)
Awards Forfeited	6.40	(150,000)	2.73	(288,476)	3.26	(134,012)
Awards Expired	8.26	(76,110)	1.36	(232,482)	—	—
Balance at December 31, 2015	$8.36	45,002	2.93	1,402,186	1.73	1,658,673

Exercisable at December 31, 2015	$8.36	45,002	2.07	343,750

A summary of the status of the non-vested awards as of December 31, 2015 and changes during the year ended December 31, 2015 is presented below.

	Stock Options		SARs		Stock Awards
	Weighted		Weighted	Number	Weighted
	Average		Average	of Shares	Average
	Fair	Number of Shares	Fair	Under	Fair	Number of
	Value	Under Option	Value	Option	Value	Shares
Balance at January 1, 2015	$6.40	150,000	$3.14	1,369,758	$2.73	1,723,328
Awards Granted	—	—	—	—	0.49	1,660,000
Awards Vested or Earned	—	—	2.14	(22,846)	1.38	(1,590,643)
Awards Forfeited	6.40	(150,000)	2.73	(288,476)	3.26	(134,012)
Balance at December 31, 2015	$—	—	3.21	1,058,436	1.73	1,658,673

Compensation Cost Recognized and Capitalized Related to Equity Incentives

The following table summarizes the compensation cost recognized and capitalized related to equity incentives:

Summary of Compensation Cost Recognized and
Capitalized related to Equity Incentives for the
Year Ended December 31 (in thousands):	2015	2014	2013
Stock Options*	$(431)	$—	$—
SARs
Performance based	(136)	382	417
Vesting over time	5	34	146
Stock Awards:
Performance based*	454	1,160	810
Vesting over time	119	450	933
Board of Directors and Secretary	104	135	601
Total	$115	$2,161	$2,907
Included in:
Capitalized as Development	155	443	1,078
Expensed	(40)	1,718	1,829
	$115	$2,161	$2,907

*The Company recorded significant forfeitures during 2014 and 2015 related to unvested options of terminated employees and performance-based restricted shares forfeited as a result of the failure to achieve certain associated milestones required for vesting.

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

NOTE 10 — CHANGES IN CONTINGENTLY REDEEMABLE NONCONTROLLING INTEREST (CRNCI)

	Activity for
	Year Ended
	December 31,	December 31,
Changes CRNCI (Dollars in thousands)	2015	2014
Total CRNCI January 1, 2015 and 2014, respectively	$210,317	$209,007
Plus: Capital Contributions Attributable to CRNCI	2,116	1,348
Less: Return of Contributions	(36,000)	—
Less: Return of Contributions Attributable to CRNCI	(2,268)	—
Less: Net Loss Attributable to CRNCI	(900)	(38)
Total CRNCI December 31, 2015 and 2014, respectively	$173,265	$210,317

NOTE 11 — INCOME TAXES

At December 31, 2015 and 2014 we had deferred tax assets principally arising from the net operating loss carry forwards for income tax purposes multiplied by an expected rate of 35%. As management of the Company cannot determine that it is not more likely than not that we will realize the benefit of the deferred tax assets, a valuation allowance equal to the net deferred tax asset has been established at December 31, 2015 and 2014. The significant components of the deferred tax asset at December 31, 2015 and 2014 were as follows (in thousands):

	December 31,	December 31,
	2015	2014
Operating loss carry forward	$237,375	$212,710
Unamortized exploration expense	6,221	7,247
Fixed asset depreciation	(227)	17
Deductible stock based compensation	1,630	4,958
Other	177	279
Deductible temporary difference	$245,176	$225,211
Taxable temporary difference — Investment in Eureka Moly, LLC	$(127,325)	$(120,679)
Senior convertible notes debt discount	$(1,916)	(875)
Net deductible temporary difference	$115,935	$103,657
Deferred tax asset	$40,577	$36,280
Deferred tax asset valuation allowance	$(40,577)	$(36,280)
Net deferred tax asset	$—	$—

At December 31, 2015 and December 31, 2014 we had net operating loss carry-forwards of approximately $237.4 million and $212.7 million, respectively, which expire in the years 2021 through 2035.  The change in the allowance account from December 31, 2014 to December 31, 2015 was $4.3 million.

As of December 31, 2015 and December 31, 2014, the Company had no unrecognized tax benefits.  There was no change in the amount of unrecognized tax benefits as a result of tax positions taken during the year or in prior periods or due to settlements with taxing authorities or lapses of applicable statues of limitations.  The Company is open to federal and state tax audits until the applicable statutes of limitations expire.

NOTE 12 — COMMITMENTS AND CONTINGENCIES

Mt. Hope Project

The Mt. Hope Project is owned/leased and will be operated by the LLC under the LLC Agreement.  The LLC currently has a lease (“Mt. Hope Lease”) with MHMI for a period of 30 years from October 19, 2005 and for so long thereafter as operations are being conducted on the property.  The lease may be terminated earlier at the election of the LLC, or upon a material breach of the lease and failure to cure such breach.  If the LLC terminates the lease, termination is effective 30 days after receipt by MHMI of written notice to terminate the lease and no further payments would be due to MHMI.  If MHMI terminates the lease, termination is effective upon receipt of a notice of termination due to a material breach, representation, warranty, covenant or term contained in the Mt. Hope Lease and followed by a failure to cure such breach within 90 days of receipt of a notice of default.  MHMI may also elect to terminate the Mt. Hope Lease if the LLC has not cured the non-payment of obligations under the lease within 10 days of receipt of a notice of default.  In order to maintain the Lease Agreement, the LLC must pay certain minimum advance royalties as discussed below.

The Mt. Hope Lease requires a royalty advance (“Construction Royalty Advance”) of 3% of certain construction capital costs, as defined in the Mt. Hope Lease. The LLC is obligated to pay a portion of the Construction Royalty Advance each time capital is raised for the Mt. Hope Project based on 3% of the expected capital to be used for those certain construction capital costs defined in the Mt. Hope Lease.  Through December 31, 2015, we have paid $24.1 million of the total Construction Royalty Advance.  Based on our Mt. Hope Project capital budget we estimate that a final reconciliation payment on the Capital Construction Cost Estimate (the “Estimate”) will be due following the commencement of commercial production, after as-built costs are definitively determined.  The Company estimates, based on the revised capital estimate discussed above and the current timeline for the commencement of commercial production, that an additional $4.2 million will be due approximately 24 months after the commencement of construction.  This amount was accrued as of December 31, 2015.  The capital estimates may be subject to escalation in the event the Company experiences continued delays in achieving full financing for the Mt. Hope Project.

The LLC is also obligated to make a minimum annual advance royalty payment (“Annual Advance Royalty”) of $0.5 million each October 19 for any year wherein commercial production has not been achieved or the MHMI

Production Royalty (as hereinafter defined) is less than $0.5 million.  As commercial production is not anticipated to commence until mid-2019, the Company has accrued $1.5 million in Annual Advance Royalty payments which will be due in three $0.5 million installments in October 2016, 2017 and 2018, respectively.  An additional installment of $0.5 million was paid in October 2015.  The Estimate and the Annual Advance Royalty are collectively referred to as the “Advance Royalties.”  All Advance Royalties are credited against the MHMI Production Royalties once the mine has achieved commercial production.  After the mine begins production, the LLC estimates that the MHMI Production Royalties will be in excess of the Annual Advance Royalties for the life of the Mt. Hope Project 50%.  Until the advance royalties are fully credited, the LLC will pay one half of the calculated Production Royalty annually.  Assuming a $12 molybdenum price, the Annual Advance Royalties are consumed within the first five years of commercial production.

Deposits on project property, plant and equipment

At December 31, 2015, the LLC has active orders with varying stages of fabrication on milling process equipment comprised of two 230kV primary transformers and substation, a primary crusher, a semi-autogenous mill, two ball mills, and various motors for the mills.  In late 2012 and early 2013, the LLC made additional commitments for wellfield materials and equipment, and placed purchase orders for long-lead milling process equipment including the commitments for the engineering portion of flotation cells and roaster equipment.

The following table sets forth the LLC’s cash commitments under mining and milling equipment contracts (collectively, “Purchase Contracts”) at December 31, 2015 (in millions):

As of
December 31,
Year	2015 *
2016	1.2
2017	2.2
Total	$3.4

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

Equipment and Supply Procurement

Through December 31, 2015, the LLC has made deposits and/or final payments of $85.7 million on equipment orders, has spent approximately $196.5 million for the development of the Mt. Hope Project, for a total Mt. Hope Project inception-to-date spend of $282.2 million.

In 2012, the LLC issued a firm purchase order for eighteen haul trucks.  The order provides for delivery of those haul trucks required to perform initial mine development, which will begin several months prior to commercial production.  Non-refundable down-payments of $1.2 million were made in 2012, with pricing subject to escalation as the trucks were not delivered prior to December 31, 2013.  During January 2016, the LLC renegotiated the timelines for truck delivery and delayed deliveries into December 2016.  The contract is cancellable with no further liability to the LLC.

Also in 2012, the LLC issued a firm purchase order for four mine production drills with a non-refundable down-payment of $0.4 million, and pricing was subject to escalation if the drills were not delivered by the end of 2013.  In the fourth quarter of 2015, the LLC accepted a change order which delayed delivery into December 2016.  The contract remains cancellable with no further liability to the LLC.

On June 30, 2012, the LLC’s contract to purchase two electric shovels expired.  On July 11, 2012, we signed a letter of intent with the same vendor providing for the opportunity to purchase the electric shovels at prices consistent with the expired contract, less a special discount in the amount of $3.4 million to provide credit to the LLC for amounts paid as deposits under the expired contract.  The letter of intent provides that equipment pricing will remain subject to inflation indexes and guarantees production slots to ensure that the equipment is available when required by the LLC.  In January 2016, the parties agreed to extend the letter of intent through December 31, 2016.

Based on our current forecast, the Company does not anticipate taking delivery of the haul trucks, drills, and electric shovels in 2016 and will work with the respective vendors to extend these agreements annually until we obtain financing for construction of the Mt. Hope Project.

Obligations under capital and operating leases

We have contractual operating leases that will require a total of $0.1 million in payments over the next three years.  Operating leases consist primarily of rents on office facilities and office equipment.  Our expected payments are $0.1 million, nil, and nil for the years ended December 31, 2016, 2017, and 2018, respectively.

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

The Trust may be funded by the LLC over several years based on the achievement of certain milestones, which are considered probable, and as such $4.0 million has been accrued in the Company’s December 31, 2015, financial statements and is included in mining properties, land, and water rights.

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

On November 16, 2012, the BLM issued its ROD authorizing development of the Mt. Hope Project.  On April 23, 2015, the BLM issued a Finding of No Significant Impact (“FONSI”), approving an amendment to the PoO.  The ROD and FONSI approve the Plan of Operations (“PoO”) and amended PoO, respectively, for construction and operation of the mining and processing facilities and also grant the Right-of-Way, and amended Right-of-Way, respectively, for a 230kV power transmission line, discussed below.  Monitoring and mitigation measures identified in the ROD and FONSI, developed in collaboration with the regulatory agencies involved throughout the permitting process, will avoid, minimize, and mitigate environmental impacts, and reflect the Company’s commitment to operate the Mt. Hope Project to the highest environmental standards.

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

On August 22, 2013, the District Court denied, without prejudice, Plaintiffs’ Motion for Preliminary Injunction based on a Joint Stipulation to Continue Preliminary Injunction Oral Argument, which advised the District Court that as a result of economic conditions, including the Company’s ongoing financing efforts, all major ground disturbing activities had ceased at the Mt. Hope Project.

On July 23, 2014, the U.S. District Court denied Plaintiffs’ motion for summary judgment in its entirety and on August 1, 2014 the Court entered judgment in favor of the Defendants and the LLC, and against Plaintiffs regarding all claims raised in the Complaint.

On September 22, 2014, the Plaintiffs filed their notice of appeal to the U.S. Court of Appeals for the Ninth Circuit (“Ninth Circuit”) of the U.S. District Court’s dismissal.  Both parties completed their respective briefing to the Ninth Circuit on May 1, 2015.  The ROD remains in effect as we await a decision from the Ninth Circuit.  The Company is confident in the BLM’s process and will continue to vigorously defend this subsequent appeal of the ROD.

On June 17, 2014, the LLC submitted an amendment to the approved PoO to reflect minor design changes that were identified during continued engineering and the initial phases of construction, and on November 6, 2014, submitted minor revisions to the amendment.  The BLM prepared an Environmental Assessment (“EA”) to evaluate the environmental impacts of the PoO amendment, and on April 23, 2015, issued a Finding Of No Significant Impact (“FONSI”) approving the PoO amendment. Ongoing changes to permits and the PoO during the life of mining operations are typical as design evolves and operations are optimized.

Environmental regulations related to reclamation require that the cost for a third party contractor to perform reclamation activities on the minesite be estimated.  The original $75.1 million reclamation cost estimate was the basis for the required financial guarantee amount, and represents the reclamation obligation for the first phase (approximately equivalent to the first 3 years) of operations.  The LLC was required to post a financial instrument held by the BLM to provide a guarantee that this amount will be available to BLM and NDEP for use in conducting reclamation should we become insolvent or default on our reclamation obligations.  As a result of delays in financing for the construction of the Mt. Hope Project, we submitted a second PoO amendment to BLM in October, 2015, to reduce our reclamation liability to current surface disturbance.  Simultaneously, we submitted an application to NDEP-BMRR to modify the Reclamation Permit to reflect this reduced reclamation liability. On October 26, 2015, NDEP-BMRR approved the proposed permit modification, including the reduced reclamation liability amount.   On December 21, 2015, BLM approved the PoO amendment, including the reduction of the reclamation liability to approximately $2.8 million.  We worked with the LLC’s reclamation surety underwriters to satisfy the reduced $2.8 million financial guarantee requirements under the ROD for the Mt. Hope Project.  As of early 2016, the surety bond program is funded with a cash collateral payment of $0.3 million, a reduction from the $4.6 million established in November 2014, resulting in a $4.3 million return of collateral received in February 2016.

Water Rights Considerations

In July 2011 and June 2012, respectively, the Nevada State Engineer (“State Engineer”) granted all water permits and approved a Monitoring, Management and Mitigation Plan (“3M Plan”) for the Mt. Hope Project.  Eureka County, Nevada and two other parties comprised of water rights holders in Diamond Valley and Kobeh Valley appealed the State Engineer’s decision granting the water permits to the Nevada State District Court (“District Court”) and then filed a further appeal to the Nevada Supreme Court challenging the District Court’s decision affirming the State Engineer’s decision to grant the water permits.  In June 2013, the appeal was consolidated by the Nevada Supreme Court with an appeal of the State Engineer’s approval of the 3M Plan filed by two water rights holders.  The District Court previously upheld the State Engineer’s approval of the 3M Plan and the two parties subsequently appealed the District Court’s decision to the Nevada Supreme Court.  While the appeals were pending, the 3M Plan had been implemented to collect information on background conditions and aquifer responses to the Mt. Hope Project’s pumping, as well as to address mitigation measures for impacted third-party water rights.

On September 18, 2015, the Nevada Supreme Court issued an Order that reversed and remanded the cases to the District Court for further proceedings consistent with the Order.  On October 29, 2015, the Nevada Supreme Court issued the Order as a published Opinion.  The Nevada Supreme Court ruled that the State Engineer did not have sufficient evidence in the record at the time he granted the water permits to demonstrate that successful mitigation may be undertaken so as to dispel the threat to existing water rights holders.

On November 23, 2015, the Nevada Supreme Court issued its Remittitur to the District Court for the County of Eureka to remand the matter to the State Engineer for further proceedings consistent with its Opinion.  The Company will move forward as expeditiously as possible to reobtain its water permits, following the remand by the District Court to the State Engineer.  The Company expects to comply with the Supreme Court Opinion and provide additional evidence of its ability to successfully mitigate any potential impacts to water rights in Kobeh Valley that could result from the Mt. Hope Project’s water use.

Environmental Considerations

Our mineral property holdings in Shoshone County, Idaho include lands contained in mining districts that have been designated as a “Superfund Site” pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act.  This “Superfund Site” was established to investigate and remediate primarily the Bunker Hill properties of Smelterville, Idaho, a small portion of Shoshone County where a large smelter was located.  However, because of the extent of environmental impact caused by the historical mining in the mining district, the Superfund Site covers the majority of Shoshone County including our Chicago-London and Little Pine Creek properties as well as many small towns located in Northern Idaho.  We have conducted a property environmental investigation of these properties, which revealed no evidence of material adverse environmental effects at either property.  We are unaware of any pending action or proceeding relating to any regulatory matters that would affect our financial position due to these inactive mining claims in Shoshone County.

NOTE 13 — UNAUDITED SUPPLEMENTARY DATA

The following is a summary of selected unaudited quarterly financial information (in thousands except per share amounts):

Year Ended December 31, 2015	Q1	Q2	Q3	Q4
Loss from operations	$(3,103)	$(2,284)	$(2,633)	$(1,714)
Other (expense)/income	(681)	(5,403)	(57)	(247)
Consolidated net loss	(3,774)	(6,811)	(2,674)	(1,962)
Basic net income/(loss) per share	(0.04)	(0.07)	(0.03)	(0.02)

Year Ended December 31, 2014
Loss from operations	$(2,359)	$(2,827)	$(3,238)	$(2,545)
Other income/(expense)	(12)	—	—	(17)
Consolidated net loss	(2,370)	(2,827)	(3,238)	(2,525)
Basic net income/( loss) per share	$(0.03)	$(0.03)	$(0.04)	$(0.02)

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

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

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) published an updated Internal Control — Integrated Framework (2013) and related illustrative documents.  The Company adopted the new framework in 2014.

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

Management conducted its evaluation of the effectiveness of the Company’s internal controls over financial reporting based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework in 2013.  Based on this evaluation, management concluded that, at December 31, 2015, the Company’s internal control over financial reporting was effective.

The effectiveness of the Company’s assessment of internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

ITEM 9B.OTHER INFORMATION

None.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding directors and executive officers of registrant is presented under the heading “Directors and Executive Officers” in our definitive proxy statement for use in connection with the 2015 Annual Meeting of Stockholders (“2015 Proxy Statement”) to be filed within 120 days after our fiscal year ended December 31, 2015, and is incorporated herein by this reference thereto.

Information regarding Section 16(a) beneficial ownership reporting compliance report is presented under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2016 Proxy Statement, and is incorporated herein by this reference thereto.  Information regarding our code of ethics is presented under the heading “Code of Business Conduct and Ethics” in our 2016 Proxy Statement, and is incorporated herein by reference thereto.  Information regarding our Audit Committee, Compensation Committee, Finance Committee, Technical Committee and our Nominating Committee is presented under the heading “The Board of Directors, Board Committees and Director Independence” in our 2016 Proxy Statement, and is incorporated herein by reference thereto.

ITEM 11.EXECUTIVE COMPENSATION

Information regarding executive compensation is presented under the heading “Executive Compensation” in our 2016 Proxy Statement, and is incorporated herein by this reference thereto.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding certain information with respect to our equity compensation plans as of December 31, 2015 is set forth under the heading “Equity Compensation Plan Information” in our 2016 Proxy Statement, and is incorporated herein by this reference thereto.

Information regarding security ownership of certain beneficial owners and management is set forth under the heading “Voting Securities and Principal Holders” in our 2016 Proxy Statement, and is incorporated herein by this reference thereto.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions is presented under the heading “Certain Relationships and Related Transactions” in our 2016 Proxy Statement, and is incorporated herein by this reference thereto.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding principal accounting fees and services is presented under the headings “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” and “All Other Fees” in our 2016 Proxy Statement, and is incorporated herein by this reference thereto.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1)Financial Statements

See the Index to Consolidated Financial Statements included on page 50 for a list of the financial statements included in this Form 10-K.

(2)Financial Statement Schedules

Financial statement schedules are omitted because they are not required or are not applicable.

(3)Exhibits

Exhibit Number	Description

3.1†	Certificate of Incorporation, as amended (Filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q filed on November 4, 2015.)

3.2†	Certificate of Designation of Series A Junior Participating Preferred Stock (Filed as Exhibit 3.1 to our Current Report on Form 8-K filed on March 5, 2010.)

3.3†	Amended and Restated Bylaws (Filed as Exhibit 3.2 to our Current Report on Form 8-K filed on February 10, 2015.)

4.1†	Form of Senior Convertible Promissory Note (Filed as Exhibit 4.1 to our Current Report on Form 8-K filed on December 30, 2014.)

4.2†	Form of Common Stock Purchase Warrant (Filed as Exhibit 4.2 to our Current Report on Form 8-K filed on December 30, 2014.)

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

10.4†	Option to Lease, dated November 12, 2004, between the Company and Mount Hope Mines, Inc. (Filed as Exhibit 10.1 to our Annual Report on Form 10-KSB filed on April 6, 2005.)

10.5†	Stock Purchase Agreement, dated December 11, 2006, between the Company and Equatorial Mining Limited (Filed as Exhibit 10.17 to our Annual Report on Form 10-KSB filed on April 3, 2007.)

10.6†	Securities Purchase Agreement, dated as of November 9, 2007, between the Company and ArcelorMittal S.A. (Filed as Exhibit 10.6 to our Annual Report on Form 10-KSB filed on March 21, 2008.)

Exhibit Number	Description
10.7†	Consent and Waiver Agreement, dated April 16, 2010, by and between the Company and ArcelorMittal S.A. (Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on April 19, 2010.)

10.8†+	Amended and Restated Employment Agreement, dated January 1, 2012, between the Company and Bruce D. Hansen (Filed as Exhibit 10.8 to our Annual Report on Form 10-K filed on March 1, 2012.)

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

10.15†+	Stay Incentive Agreement, dated effective January 16, 2015 between General Moly, Inc. and David A. Chaput (Filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on May 4, 2015.)

10.16†+	Form of Indemnification Agreement (Filed as Exhibit 10.18 to our Current Report on Form 8-K filed on October 5, 2007.)

10.17†+	General Moly, Inc. 2006 Equity Incentive Plan, as Amended and Restated (Filed as Exhibit 10.1 to our Registration Statement on Form S-8 filed on May 21, 2010.)

10.18†+	Form of Stock Option Grant Notice and Agreement under 2006 Equity Incentive Plan of the Company (Filed as Exhibit 10.13 to our Annual Report on Form 10-KSB filed on April 3, 2007.)

10.19†+	Form of Restricted Stock Agreement under 2006 Equity Incentive Plan of the Company (Filed as Exhibit 10.14 to our Annual Report on Form 10-KSB filed on April 3, 2007.)

10.20†+	Form of Non-Employee Option Award Agreement (Filed as Exhibit 99.1 to our Registration Statement on Form S-8 filed on January 12, 2007.)

10.21†+	Form of Employee Stock Option Agreement (Filed as Exhibit 99.2 to our Registration Statement on Form S-8 filed on January 12, 2007.)

10.22†+	Form of Stock Appreciation Right Grant Notice and Agreement under the Company’s 2006 Equity Incentive Plan (Filed as Exhibit 10.3 to our Current Report on Form 8-K filed on March 5, 2009.)

10.23†+	Form of Restricted Stock Unit Agreement under 2006 Equity Incentive Plan of the Company (Filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q Filed on October 29, 2010.)

Exhibit Number	Description
10.24†*	Molybdenum Supply Agreement between General Moly and ArcelorMittal Purchasing SAS, dated as of December 28, 2007 (Filed as Exhibit 10.19 to our Annual Report on Form 10-KSB filed on March 31, 2008.)

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

10.31†	Third Installment Election, dated as of March 3, 2010, between Nevada Moly, LLC and POS-Minerals Corporation (filed as Exhibit 10.4 to our Current Report on Form 8-K filed on March 5, 2010.)

10.32†

Guarantee and Indemnity Agreement, dated February 26, 2008, by POSCO Canada Ltd., in favor of Nevada Moly, LLC and the Company (Filed as Exhibit 10.20 to our Quarterly Report on Form 10-Q filed on May 7, 2008.)

10.33†*	Molybdenum Supply Agreement between the Company and SeAH Besteel Corporation, dated as of May 14, 2008 (Filed as Exhibit 10.25 to our Quarterly Report on Form 10-Q filed on August 4, 2008.)

10.34†*

First Amendment to Molybdenum Supply Agreement dated July 22, 2015, by and between the Company and SeAH Besteel Corporation (Filed as Exhibit 10.2 to our Current Report on Form 8-K filed on July 24, 2015.)

10.35†*	Molybdenum Supply Agreement between the Company and Sojitz Corporation, dated as of August 8, 2008 (Filed as Exhibit 10.26 to our Quarterly Report on Form 10-Q filed on November 3, 2008.)

10.36†+	Employment Agreement, dated as of December 27, 2012, between the Company and Robert I. Pennington (Filed as Exhibit 10.28 to our Annual Report on Form 10-K filed on March 8, 2013.)

10.37†+

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

10.39†+	Stay Incentive Agreement, dated effective January 16, 2015, between General Moly, Inc. and Robert I. Pennington (Filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on May 4, 2015.)

10.40†+	Employment Agreement, dated November 6, 2007, between the Company and Lee M. Shumway (Filed as Exhibit 10.49 to our Annual Report on Form 10-K filed on March 5, 2010.)

10.41†+	Change of Control Severance Agreement, dated effective as of January 1, 2012, between the Company and Lee M. Shumway (Filed as Exhibit 10.40 to our Annual Report on Form 10-K filed on March 1, 2012.)

10.42†+	Stay Incentive Agreement, dated as of September 6, 2013, between the Company and Lee M. Shumway (Filed as Exhibit 10.09 to our Quarterly Report on Form 10-Q filed on November 4, 2013.)

10.43†+

First Amendment to Change of Control Severance, Confidentiality and Non-Solicitation Agreement, dated as of September 6, 2013, between the Company and Lee M. Shumway (Filed as Exhibit 10.10 to our Quarterly Report on Form 10-Q filed on November 4, 2013.)

10.44†+	Stay Incentive Agreement, dated effective January 16, 2015, between General Moly, Inc. and Lee M. Shumway (Filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on May 4, 2015.)

10.45†	Securities Purchase Agreement between the Company and Hanlong (USA) Mining Investment, Inc. dated March 4, 2010 (Filed as Annex B to our Definitive Proxy Statement filed on April 6, 2010.)

10.46†

Amendment No. 1 to Securities Purchase Agreement dated July 30, 2010, between General Moly, Inc. and Hanlong (USA) Mining Investment, Inc. (Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on October 29, 2010.)

10.47†

Amendment No. 2 to Securities Purchase Agreement dated October 26, 2010, between General Moly, Inc. and Hanlong (USA) Mining Investment, Inc. (Filed as Exhibit 10.3 to our Registration Statement on Form S-3 filed on November 23, 2010.)

10.48†

Amendment No. 3 to Securities Purchase Agreement dated December 20, 2010, between General Moly, Inc. and Hanlong (USA) Mining Investment, Inc. (Filed as Exhibit 7(e) to Hanlong (USA) Mining Investment, Inc.’s Schedule 13D filed on December 30, 2010.)

10.49†

Amendment No. 4 to Securities Purchase Agreement dated July 7, 2011, between General Moly, Inc. and Hanlong (USA) Mining Investment, Inc. (Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on July 13, 2011.)

10.50†

Amendment No. 5 and Notice Pursuant to Securities Purchase Agreement dated June 14, 2012, by and between General Moly, Inc. and Hanlong (USA) Mining Investment, Inc. (Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on June 15, 2012.)

10.5†

Option Agreement with respect to Securities Purchase Agreement dated January 9, 2012, between General Moly, Inc. and Hanlong (USA) Mining Investment, Inc. (Filed as Exhibit 10.46 to our Annual Report on Fromm 10-K filed on March 1, 2012.)

10.52†

Stockholder Agreement dated December 20, 2010, between General Moly, Inc. and Hanlong (USA) Mining Investment, Inc. (Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on December 21, 2010.)

10.53†

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

10.58†	Cooperation Agreement dated August 10, 2010, between Eureka Moly, LLC and the Eureka Producers Cooperative (Filed as Exhibit 10.1 to our Current Report on Form 8-K/A filed on August 26, 2010.)

10.59†	Employment Offer Letter dated August 17, 2010, between General Moly, Inc. and Robert Scott Roswell (Filed as Exhibit 10.60 to our Annual Report on Form 10-K filed on March 2, 2011.)

10.60†+	Change of Control Severance Agreement dated January 1, 2012, between General Moly, Inc. and Robert Scott Roswell (Filed as Exhibit 10.60 to our Annual Report on Form 10-K filed on March 1, 2012.)

10.61†+	Stay Incentive Agreement, dated as of September 6, 2013, between the Company and R. Scott Roswell (Filed as Exhibit 10.07 to our Quarterly Report on Form 10-Q filed on November 4, 2013.)

10.62†+

First Amendment to Change of Control Severance, Confidentiality and Non-Solicitation Agreement, dated as of September 6, 2013, between the Company and R. Scott Roswell (Filed as Exhibit 10.08 to our Quarterly Report on Form 10-Q filed on November 4, 2013.)

10.63†+	Stay Incentive Agreement, dated effective January 16, 2015, between General Moly, Inc. and R. Scott Roswell (Filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on May 4, 2015.)

10.64†+	Form of Restricted Stock Unit Agreement for the Company’s 2006 Equity Incentive Plan (performance-based vesting) (Filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on May 2, 2011.)

10.65†+	Form of Restricted Stock Unit Agreement for the Company’s 2006 Equity Incentive Plan (tome-based vesting) (Filed as Exhibit 10.7 to our Quarterly Report on Form 10-Q filed on May 2, 2011.)

10.66†+	Form of Stock Appreciation Rights Grant Notice for the Company’s 2006 Equity Incentive Plan (Filed as Exhibit 10.8 to our Quarterly Report on Form 10-Q filed on May 2, 2011.)

10.67†

Unit Subscription Agreement dated as of December 22, 2014, by and among General Moly, Inc. and the several investors signatory thereto (Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on December 30, 2014.)

10.68†+

Leave of Absence Letter Agreement dated effective as of February 6, 2015 between General Moly, Inc. and Patrick M. James (Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on February 10, 2015.)

10.69†

Investment and Securities Purchase Agreement dated April 17, 2015, between General Moly Inc., and AMER International Group Co., Ltd. (Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on April 21, 2015.)

10.70†

Amendment No. 1 to Investment and Securities Purchase Agreement dated April 17, 2015, between General Moly, Inc. and Amer International Group Co., Ltd. (Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on December 1, 2015.)

Exhibit Number	Description
10.71†

Common Stock Purchase Warrant by and between General Moly, Inc. and Amer International Group Co. Ltd. dated November 24, 2015 (Filed as Exhibit 10.2 to our Current Report on Form 8-K filed on December 1, 2015.)

10.72†

Stockholder Agreement by and between General Moly, Inc. and Amer International Group Co. Ltd. dated November 24, 2015 (Filed as Exhibit 10.3 to our Current Report on Form 8-K filed on December 1, 2015.)

10.73†

Expense Reimbursement Agreement by and between General Moly, Inc. and Amer International Group Co. Ltd. dated November 24, 2015 (Filed as Exhibit 10.4 to our Current Report on Form 8-K filed on December 1, 2015.)

10.74+	Separation and Release Agreement by and between General Moly, Inc. and David A. Chaput dated October 16, 2015 (Filed herewith)

21.1	Subsidiaries of General Moly, Inc. (Filed herewith)

23.1	Consent of PricewaterhouseCoopers LLP (Filed herewith)

31.1	Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a) (Filed herewith)

31.2	Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a) (Filed herewith)

32.1	Certification of CEO pursuant to Section 1350 (Furnished herewith)

32.2	Certification of CFO pursuant to Section 1350 (Furnished herewith)

101

The following XBRL (Extensible Business Reporting Language) materials are filed herewith: (i) XBRL Instance; (ii) XBRL Taxonomy Extension Schema; (iii) XBRL Taxonomy Extension Calculation; (iv) Taxonomy Extension Labels, (v) XBRL Taxonomy Extension Presentation, and (vi) XBRL Taxonomy Extension Definition.

†Previously filed as indicated and incorporated herein by reference.

+Management contract.

*Confidential treatment has been granted for certain portions of this exhibit, and such confidential portions have been separately filed with the Securities Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Lakewood, Colorado on March 11, 2016.

GENERAL MOLY, INC.

By:	/s/ Bruce D. Hansen
Name:	Bruce D. Hansen
Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Exchange Act, this report has been signed below on March 11, 2016  by the following persons, on behalf of the Registrant, and in the capacities indicated.

/s/ Bruce D. Hansen	Chief Executive Officer and Director
Bruce D. Hansen	(Principal Executive Officer)

/s/ Lee M. Shumway	Chief Financial Officer
Lee M. Shumway	(Principal Financial Officer & Principal Accounting Officer)

/s/ Ricardo M. Campoy	Chairman of the Board
Ricardo M. Campoy

/s/ Mark A. Lettes	Director
Mark A. Lettes

/s/ Gary A. Loving	Director
Gary A. Loving

/s/ Gregory P. Raih	Director
Gregory P. Raih

/s/ Nelson F. Chen	Director
Nelson F. Chen

/s/ Tong Zhang	Director
Tong Zhang