Form 10-Q
period 2016-06-30
General Moly, Inc
filed 2016-08-08
CIK 1275229

un

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The number of shares outstanding of issuer’s common stock as of August 3, 2016, was 110,568,319.

PART I - FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

GENERAL MOLY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	June 30,	December 31,
	2016	2015
	(unaudited)
ASSETS:
CURRENT ASSETS
Cash and cash equivalents	$12,308	$13,047
Deposits, prepaid expenses and other current assets	155	150
Total Current Assets	12,463	13,197
Mining properties, land and water rights	221,624	220,635
Deposits on project property, plant and equipment	87,100	85,698
Restricted cash held at EMLLC	14,687	16,636
Restricted cash held for loan procurement	1,623	1,850
Restricted cash held for reclamation bonds	960	4,932
Non-mining property and equipment, net	294	369
Other assets	2,994	2,994
TOTAL ASSETS	$341,745	$346,311
LIABILITIES, CRCNI, AND EQUITY:
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$595	$1,762
Accrued advance royalties	500	500
Current portion of long term debt	142	142
Total Current Liabilities	1,237	2,404
Provision for post closure reclamation and remediation costs	1,131	1,198
Accrued advance royalties	5,700	5,200
Accrued payments to Agricultural Sustainability Trust	4,000	4,000
Long term debt, net of current portion	1,441	1,517
Senior Convertible Promissory Notes	5,449	5,316
Return of Contributions Payable to POS-Minerals	33,641	33,884
Other accrued liabilities	2,125	2,125
Total Liabilities	54,724	55,644

COMMITMENTS AND CONTINGENCIES

CONTINGENTLY REDEEMABLE NONCONTROLLING INTEREST ("CRNCI")	173,500	173,265

EQUITY
Common stock, $0.001 par value; 650,000,000 and 650,000,000 shares authorized, respectively, 110,568,319 and 109,298,393 shares issued and outstanding, respectively	111	109
Additional paid-in capital	281,742	281,562
Accumulated deficit during exploration and development stage	(168,332)	(164,269)
Total Equity	113,521	117,402
TOTAL LIABILITIES, CRNCI, AND EQUITY	$341,745	$346,311

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOLY, INC. (“GMI”)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited — In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015
REVENUES	$—	$—	$—	$—

OPERATING EXPENSES:
Exploration and evaluation	118	277	664	394
General and administrative expense	1,546	2,007	2,908	4,994
TOTAL OPERATING EXPENSES	1,664	2,284	3,572	5,388

LOSS FROM OPERATIONS	(1,664)	(2,284)	(3,572)	(5,388)

OTHER INCOME/(EXPENSE):
Loss on Termination of Power Transmission Contract	—	(4,317)	—	(4,317)
Loss on Extinguishment of Senior Convertible Promissory Notes	—	(810)	—	(930)
Interest expense	(250)	(275)	(499)	(836)
TOTAL OTHER (EXPENSE)/INCOME, NET	(250)	(5,402)	(499)	(6,083)

LOSS BEFORE INCOME TAXES	(1,914)	(7,686)	(4,071)	(11,471)

Income Taxes	—	—	—	—

CONSOLIDATED NET LOSS	$(1,914)	$(7,686)	$(4,071)	$(11,471)
Less: Net loss attributable to CRNCI	4	875	8	885
NET LOSS ATTRIBUTABLE TO GMI	$(1,910)	$(6,811)	$(4,063)	$(10,586)
Basic and diluted net loss attributable to GMI per share of common stock	$(0.02)	$(0.07)	$(0.04)	$(0.11)
Weighted average number of shares outstanding — basic and diluted	110,568	95,020	110,462	94,041

COMPREHENSIVE LOSS	$(1,910)	$(6,811)	$(4,063)	$(10,586)

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOLY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited — In thousands)

	Six Months Ended
	June 30,	June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated Net loss	$(4,071)	$(11,471)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	122	120
Non-cash interest expense	133	445
Stock-based compensation for employees and directors	219	592
Loss on Termination of Power Transmission Contract	—	218
Extinguishment of Senior Convertible Promissory Notes	—	930
(Increase) in deposits, prepaid expenses and other	(5)	(39)
(Decrease) in accounts payable and accrued liabilities	(1,223)	(2,111)
(Decrease) in post closure reclamation and remediation costs	(106)	(53)
Net cash used by operating activities	(4,931)	(11,369)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase and development of mining properties, land and water rights	(477)	(2,259)
Deposits on property, plant and equipment	(1,346)	(11,315)
Decrease in restricted cash	6,148	30,495
Net cash used by investing activities	4,325	16,921

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock proceeds, net of issuance costs	(57)	(68)
Cash contributions returned to POS-Minerals	—	(684)
Repayment of Long-Term Debt	(76)	(106)
Net cash provided by financing activities:	(133)	(858)
Net (decrease) increase in cash and cash equivalents	(739)	4,694
Cash and cash equivalents, beginning of period	13,047	13,269
Cash and cash equivalents, end of period	$12,308	$17,963

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Equity compensation capitalized as development	$20	$139
Accrued portion of advance royalties	500	—
Conversion of Senior Convertible Promissory Notes	—	(2,488)
Non-Convertible Senior Promissory Notes Issued	—	1,340
Return of Contributions Payable to POS-Minerals	—	36,000
Reduction in Return of Contributions payable to POS-Minerals	—	(2,116)
Write off of debt issuance costs	—	(115)
Change in accrued portion of deposits on property, plant and equipment	56	(14)

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

The Company conducted exploration and evaluation activities from January 1, 2002 until October 4, 2007, when our Board of Directors (“Board”) approved the development of the Mt. Hope molybdenum property (“Mt. Hope Project”) in Eureka County, Nevada.  The Company is continuing its efforts to both obtain financing for and develop the Mt. Hope Project.  However, the combination of depressed molybdenum prices and legal challenges to our water rights has further delayed ongoing development at the Mt. Hope Project.  We also continue to evaluate our Liberty molybdenum and copper property (“Liberty Project”) in Nye County, Nevada.

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

In addition, under the terms of the LLC Agreement, since commercial production at the Mt. Hope Project was not achieved by December 31, 2011, the LLC will be required to return to POS-Minerals $36.0 million, since reduced to $33.6 million as discussed below, of its capital contributions (“Return of Contributions”), with no corresponding reduction in POS-Minerals’ ownership percentage.  Effective January 1, 2015, as part of a comprehensive agreement concerning the release of the reserve account described below, Nevada Moly and POS-Minerals agreed that the Return of Contributions will be due to POS-Minerals on December 31, 2020; provided that, at any time on or before November 30, 2020, Nevada Moly and POS-Minerals may agree in writing to extend the due date to December 31, 2021; and if the due date has been so extended, at any time on or before November 30, 2021, Nevada Moly and POS-Minerals may agree in writing to extend the due date to December 31, 2022.  If the repayment date is extended, the unpaid amount will bear interest at a rate per annum of LIBOR plus 5%, which interest shall compound quarterly, commencing on December 31, 2020 through the date of payment in full.  Payments of accrued but unpaid interest, if any, shall be made on the repayment date.  Nevada Moly may elect, on behalf of the Company, to cause the Company to prepay, in whole or in part, the Return of Contributions at any time, without premium or penalty, along with accrued and unpaid interest, if any.

The original Return of Contribution amount of $36.0 million due to POS-Minerals is reduced, dollar for dollar, by the amount of capital contributions for equipment payments required from POS-Minerals under approved budgets of the LLC, as discussed further below.  As of June 30, 2016, this amount has been reduced by $2.4 million, consisting of 20% of an $8.4 million principal payment made on milling equipment in March 2015, a $2.2 million principal payment made on electrical transformers in April 2015, and a $1.2 million principal payment  made on milling equipment in April 2016, such that the remaining amount due to POS-Minerals is $33.6 million.  If Nevada Moly does not fund its additional capital contribution in order for the LLC to make the required Return of Contributions to POS-Minerals set forth above, POS-Minerals has an election to either make a secured loan to the LLC to fund the Return of Contributions, or receive an additional interest in the LLC estimated to be 5%.  In the latter case, Nevada Moly’s interest in the LLC is subject to dilution by a percentage equal to the ratio of 1.5 times the amount of the unpaid

Return of Contributions over the aggregate amount of deemed capital contributions (as determined under the LLC Agreement) of both parties to the LLC (“Dilution Formula”).  At June 30, 2016, the aggregate amount of deemed capital contributions of both parties was $1,080.3 million.

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

Effective January 1, 2015,  Nevada Moly and POS-Minerals signed an amendment to the LLC Agreement under which a separate $36.0 million belonging to Nevada Moly, held by the LLC in a reserve account established in December 2012, is being released for the mutual benefit of both members related to the jointly approved Mt. Hope Project expenses through 2020.  In January 2015, the reserve account funded a reimbursement of contributions made by the members during the fourth quarter of 2014, inclusive of $0.7 million to POS-Minerals and $2.7 million to Nevada Moly.  The funds are now being used quarterly to pay ongoing expenses of the LLC until the Company obtains full financing for its portion of the Mt. Hope Project construction cost, or until the reserve account is exhausted.  Any remaining funds after financing is obtained will be returned to the Company.  The balance of the reserve account was $14.7 million and $16.6 million at June 30, 2016 and December 31, 2015, respectively.

Agreement with Hanlong

On December 20, 2010, we entered into a Stockholder Agreement (the “Stockholder Agreement”) with Hanlong in connection with a Tranche 1 closing under a Securities Purchase Agreement dated March 4, 2010 (the “Purchase Agreement”) between us and Hanlong.

The Purchase Agreement with Hanlong was terminated in August 2013, though certain provisions of the Purchase Agreement and Stockholder Agreement remained in effect, and, as a result of the Tranche 1 closing, Hanlong was entitled to nominate one director to our Board so long as it maintained at least a 10% fully diluted interest in the Company.  Hanlong’s ownership interest on a fully diluted basis has decreased to 5.7%.  In February 2016, the Governance and Nominating Committee of the Company’s Board of Directors determined it would not renominate the Hanlong representative to the Board as their beneficial ownership of the Company’s common stock on a fully diluted basis had fallen below 10%. As a result, the term of Hanlong’s designee, Nelson Chen, as a director expired at the 2016 Annual Meeting in June 2016.

Agreement with AMER International Group (“AMER”)

Private Placement

In April 2015, the Company and AMER entered into a private placement for 40.0 million shares of the Company’s common stock and warrants (the “AMER Warrants”) to purchase 80.0 million shares of the Company’s common stock, priced using the trailing 90-day volume weighted average price (“VWAP”) of $0.50 on April 17, 2015, the date the Investment and Securities Purchase Agreement (“AMER Investment Agreement”) was signed. General Moly received stockholder approval of the transaction at its 2015 Annual Meeting.

On November 2, 2015, the Company and AMER entered into an amendment to the AMER Investment Agreement, utilizing a three-tranche investment.  The first tranche of the amended AMER Investment Agreement closed on November 24, 2015 for a $4.0 million private placement representing 13.3 million shares, priced at $0.30 per share, and the AMER Warrants, which will become exercisable upon availability of an approximately $700.0 million senior secured loan (“Bank Loan”). The funds received from the $4.0 million private placement have been divided evenly between general corporate purposes and an expense reimbursement account available to both AMER and the Company to cover anticipated Mt. Hope financing costs and other jointly sourced business development opportunities. In addition, AMER and General Moly entered into a Stockholder Agreement allowing AMER to nominate a director to the General Moly Board of Directors, additional directors following the close of Tranche 3, discussed below, and drawdown of the Bank Loan.  The Stockholder Agreement also governs amer’s acquisition and transfer of General Moly shares.  Prior to closing, the parties agreed to eliminate certain conditions to closing.  Following the closing, AMER nominated Tong Zhang to serve as a director of the Company, and he was appointed to the Board of Directors on December 3, 2015.

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

The third tranche of the amended AMER Investment Agreement will include a $10.0 million private placement representing 14.7 million shares, priced at $0.68 per share. Execution of the third tranche is contingent on a final adjudication of the Mt. Hope Project's water rights through the Nevada courts or settlement, if further protests and appeals result from the issuance of the water permits, and for the price of molybdenum to average in excess of $12/lb for a 30 consecutive calendar day period. After the third tranche of the agreement is executed, AMER will nominate a second director to General Moly’s Board of Directors.

The amended AMER Investment Agreement creates a strategic partnership between the Company and AMER to assist in obtaining full financing for the Mt. Hope Project.  The issuance of shares in connection with the second and third tranches of the AMER Investment Agreement may be subject to General Moly stockholder approval.

In addition to the AMER Investment Agreement, the Company and AMER are jointly evaluating other potential opportunities, ranging from outright acquisitions, privatizations, or significant minority interest investments.  The current focus is on base metal prospects in North America, where the Company would benefit from management fees, minority equity interests, or the acquisition of both core and non-core assets.  Through June 30, 2016, the Company has spent approximately $0.4 million from the expense reimbursement account described above in connection with such evaluations.

Term Loan

AMER has agreed to work cooperatively with the Company upon the return of improved molybdenum prices to procure and support a Bank Loan of approximately $700 million from a major Chinese bank or banks for development of the Mt. Hope Project. AMER will guarantee the Bank Loan, which is anticipated to have normal and customary covenants and security arrangements.

When documentation is complete and drawdown of the approximately $700 million Bank Loan becomes available, the AMER Warrants will become exercisable by AMER at $0.50. After drawdown of the Bank Loan, AMER will nominate a third Director to General Moly’s Board of Directors. All conditions under the warrant agreement must be completed no later than April 17, 2017 in order for the AMER Warrants to vest and become exercisable.

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

Although hampered by continuing low molybdenum prices, the Company continues its efforts to obtain full financing of the Mt. Hope Project.  On April 17, 2015, the Company announced the execution of the AMER Investment Agreement with

AMER.  AMER has agreed to work with the Company to procure and support the Bank Loan for development of the Mt. Hope Project, and to provide a guarantee for the Bank Loan.  On June 30, 2015, the Company received stockholder approval of the agreement with AMER.  As discussed in Note 1, on November 30, 2015, the Company announced the receipt of funds that successfully closed the first tranche of the amended AMER Investment Agreement, resulting in a $4 million cash inflow to the Company.

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

In December 2014, the Company sold and issued $8.5 million in units consisting of Senior Convertible Promissory Notes (the “Convertible Notes”) and warrants (the “Notes Warrants”) to accredited investors, including several directors and each of our named executive officers, pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 thereunder. The Convertible Notes are unsecured obligations and are senior to any of the Company’s future secured obligations to the extent of the value of the collateral securing such obligations.  The Notes Warrants are exercisable through December 26, 2019, for an aggregate of 8,535,000 shares of the Company’s common stock at $1.00 per share.  The Company received net proceeds from the sale of the units of approximately $8.0 million, after deducting offering expenses of approximately $0.5 million. Net proceeds from the sale are being used to fund ongoing operations.  In February and April 2015, a number of the participants exercised their right to convert the Convertible Notes.  Upon completion of the conversions, $1.3 million in non-convertible Senior Promissory Notes and 2.6 million shares were issued, with $5.9 million in Convertible Notes remaining available for conversion.  See additional discussion of the Convertible Notes in Note 6.

We continue to work with our long-lead vendors to manage the timing of contractual payments for milling equipment.  The following table sets forth the LLC’s remaining cash commitments under these equipment contracts (collectively, “Purchase Contracts”) at June 30, 2016 (in millions):

As of
June 30,
Year	2016 *
2017	0.8
2018	1.4
Total	$2.2

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

Through June 30, 2016, the LLC has made deposits and/or final payments of $87.1 million on equipment orders.  Of these deposits, $70.3 million relate to fully fabricated items, primarily milling equipment, for which the LLC has additional contractual commitments of $2.2 million noted in the table above.  The remaining $16.8 million reflects both partially fabricated milling equipment, and non-refundable deposits on mining equipment.  As discussed in Note 12, the mining equipment agreements remain cancellable with no further liability to the LLC.  The underlying value and recoverability of these deposits and our mining properties in our consolidated balance sheets are dependent on the LLC’s ability to fund development activities that would lead to profitable production and positive cash flow from operations, or proceeds from the disposition of these assets. There can be no assurance that the LLC will be successful in generating future profitable operations, disposing of these assets or the Company will secure additional funding in the future on terms acceptable to us or at all.  Our consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded assets or liabilities.

The State of Nevada Division of Environmental Protection (“NDEP”) issued a Reclamation Permit for the Mt. Hope Project on November 19, 2012, which authorizes surface disturbance and construction of facilities.  The Reclamation Permit originally approved the Phase 1 reclamation cost estimate of approximately $75.1 million.  As a result of delays in financing for the construction of the Mt. Hope Project, we submitted a revised proposal to NDEP to reduce our reclamation liability to current surface disturbance estimates.  In December 2015, NDEP and the BLM accepted our revised estimates approving a reduction of the reclamation estimate to approximately $2.8 million.  We worked with the LLC’s reclamation surety underwriters to satisfy the reduced $2.8 million financial guarantee requirements for the Mt. Hope Project.  As of June 30, 2016, the surety bond program is funded with a cash collateral payment of $0.3 million, a reduction from the $4.6 million established in November 2014, resulting in a $4.3 million return of collateral received by the LLC in February 2016.  Total restricted cash for surety bond collateral requirements and other long-term reclamation obligations at the Mt. Hope Project equal $0.8 million.  Another $0.2 million in cash collateral is associated with surety bonds at the Liberty Project.

With our cash conservation plan, our Corporate and Liberty related cash requirements have declined to approximately $1.7 million per quarter, while all Mt. Hope Project related funding is payable out of the $36.0 million reserve account, the balance of which was $14.7 million and $16.6 million at June 30, 2016 and December 31, 2015, respectively.  Accordingly, based on our current cash on hand and our ongoing cash conservation plan, the Company expects it will have adequate liquidity to fund our working capital needs through early 2018.  Additional potential funding sources include public or private equity offerings, including tranches 2 and 3 of the $20.0 million investment from AMER described in Note 1, or sale of other assets owned by the Company.  There is no assurance that the Company will be successful in securing additional funding.  This could result in further cost reductions, contract cancellations, and potential delays which ultimately may jeopardize the development of the Mt. Hope Project.

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

Accounting Method

Our financial statements are prepared using the accrual basis of accounting in accordance with GAAP.  With the exception of the LLC, all of our subsidiaries are wholly owned.  In February 2008, we entered into the LLC Agreement, which established our ownership interest in the LLC at 80%.  The consolidated financial statements include all of our wholly owned subsidiaries and the LLC.  The POS-Minerals contributions attributable to their 20% interest are shown as Contingently Redeemable Noncontrolling Interest on the Consolidated Balance Sheet.  The net loss attributable to contingently redeemable noncontrolling interest is reflected separately on the Consolidated Statement of Operations and reduces the Contingently Redeemable Noncontrolling Interest on the Consolidated Balance Sheet.  Net losses of the LLC are attributable to the members of the LLC based on their respective ownership percentages in the LLC.  During 2016, the LLC had a $41,000 loss associated with accretion of its reclamation obligations, of which $8,000 was attributed to the Contingently Redeemable Noncontrolling Interest.

Revision of Financial Statements

The Company determined that prior to 2014, it had incorrectly expensed the tax withholdings on employee’s cashless exercise of stock options and stock awards rather than recording the tax withheld as a reduction to Additional Paid in Capital. The  aggregate impact of the error totaled $1.07 million. The Company assessed the impact of the error for each period affected and determined the error was not material to previously issued financial statements. Accordingly, the Company revised its financial statements to reflect the appropriate accounting treatment. As a result, the balances of Additional Paid in Capital and Accumulated Deficit as of December 31, 2015 have been reduced by $1.07 million.  This revision had no effect on the reported loss, cash, total equity or debt levels for the affected time periods.

Reclassification of Prior Period Amounts

Certain prior period amounts have been reclassified to conform to the current period presentation.

Contingently Redeemable Noncontrolling Interest (“CRNCI”)

Under GAAP, certain noncontrolling interests in consolidated entities meet the definition of mandatorily redeemable financial instruments if the ability to redeem the interest is outside of the control of the consolidating entity.  As described in Note 1 — “Description of Business”, the LLC Agreement permits POS-Minerals the option to put its interest in the LLC to Nevada Moly upon a change of control, as defined in the LLC Agreement, followed by a failure by us or our successor company to use standard mining industry practice in connection with the development and operation of the Mt. Hope Project as contemplated by the parties for a period of 12 consecutive months.  As such, the CRNCI has continued to be shown as a separate caption between liabilities and equity.  The carrying value of the CRNCI has historically included the $36.0 million Return of Contributions, now $33.6 million, that will be returned to POS-Minerals in 2020, unless further extended by the members of the LLC as discussed above.  The expected Return of Contributions to POS-Minerals was carried at redemption value as we believed redemption of this amount was probable.  Effective January 1, 2015, Nevada Moly and POS-Minerals agreed that the Return of Contributions will be due to POS-Minerals on December 31, 2020, unless further extended by the members of the LLC as discussed above.  As a result, we have reclassified the Return of Contributions payable to POS-Minerals from CRNCI to a non-current liability at redemption value, and subsequently reduced it by $2.4 million, consisting of 20% of an $8.4 million principal payment made on milling equipment in March 2015, a $2.2 million principal payment made on electrical transformers in April 2015, and a $1.2 million principal payment made on milling equipment in April 2016, such that the remaining amount due to POS-Minerals is $33.6 million.

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

Asset Impairments

We evaluate the carrying value of long-lived assets to be held and used, using a fair-value based approach when events and circumstances indicate that the related carrying amount of our assets may not be recoverable.  The economic environment and molybdenum and copper prices may be considered as impairment indicators for the purposes of these impairment assessments.  In accordance with U.S. GAAP, the carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flows from such asset is less than its carrying value.  In that event, an impairment charge will be recorded in our Consolidated Statement of Operations and Comprehensive Loss based on the difference between book value and the estimated fair value of the asset computed using discounted future cash flows, or the application of an expected fair value technique in the absence of an observable market price.  Future cash flows include estimates of recoverable quantities to be produced from estimated proven and probable mineral reserves, commodity prices (considering current and historical prices, price trends and related factors), production quantities and capital expenditures, all based on life-of-mine plans and projections.  In estimating future cash flows, assets are grouped at the lowest level for which identifiable cash flows exist that are largely independent of cash flows from other asset groups.  Generally, in estimating future cash flows, all assets are grouped at a particular mine for which there are identifiable cash flows.  While our June 30, 2016 impairment analysis did not result in any long-lived asset impairments, there can be no assurance that there will not be asset impairments if commodity prices experience a sustained decline and/or if there are significant downward adjustments to estimates of recoverable quantities to be produced from proven and probable mineral reserves or production quantities, and/or upward adjustments to estimated operating costs and capital expenditures, all based on life-of-mine plans and projections.

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

Basic and Diluted Net Loss Per Share

Net loss per share was computed by dividing the net loss attributable to the Company by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Outstanding awards as of June 30, 2016 and December 31, 2015, respectively, were as follows:

	June 30, 2016	December 31, 2015
Warrants	89,535,000	89,535,000
Stock Options	6,668	45,002
Unvested Stock Awards	1,160,320	1,658,673
Stock Appreciation Rights	1,296,437	1,402,186

These awards were not included in the computation of diluted loss per share for the three and six months ended June 30, 2016 and 2015, respectively, because to do so would have been anti-dilutive.  Therefore, basic loss per share is the same as diluted loss per share.

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

At June 30, 2016 and December 31, 2015, accumulated depreciation and amortization was $2.2 and $2.1 million, respectively, of which $1.9 and $1.9 million, respectively, was capitalized.

Senior Convertible Promissory Notes and other Long-Term Debt

As discussed in Note 2, in December 2014, the Company sold and issued $8.5 million in units consisting of the Convertible Notes and the Notes Warrants to accredited investors, including several directors and each of the named executive officers of the Company, pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 thereunder. The Convertible Notes are unsecured obligations and are senior to any of the Company’s future secured obligations to the extent of the value of the collateral securing such obligations.

The Convertible Notes bear interest at a rate of 10.0% per annum, payable in cash quarterly in arrears on each March 31, June 30, September 30, and December 31. The Convertible Notes are convertible at any time in an amount equal to 80% of the greater of (i) the average VWAP for the 30 Business Day period ending on the Business Day prior to the date of the conversion, or (ii) the average VWAP for the 30 Business Day period ending on the original issuance date of the Convertible Notes.  Each Note will convert into a maximum of 100 shares per note, resulting in the issuance of up to 8,535,000 shares. General Moly’s named executive officers and board of directors who participated in the offering are restricted from converting at a price less than $0.32, the most recent closing price at the time that the Convertible Notes were issued. The Convertible Notes are mandatorily redeemable at par plus the present value of remaining coupons upon (i) the availability of cash from a financing for the Mt. Hope Project or (ii) any other debt financing by the Company. In addition, 50% of any proceeds from the sale of assets cumulatively exceeding $250,000 will be used to prepay the Convertible Notes at par plus the present value of remaining coupons. The Company has the right to redeem the Convertible Notes at any time at par plus the present value of remaining coupons. The Private Placement was negotiated by independent members of General Moly’s board of directors, none of whom participated in the transaction.  As of June 30, 2016, an aggregate of $2.6 million of Convertible Notes had been converted into 2,625,000 shares of common stock and $1.3 million of non-convertible Senior Promissory Notes, resulting in a $0.2 million annual reduction in interest payments made by the Company in the servicing of the Convertible Notes, as further discussed in Note 6 below.

The Company evaluates its contracts for potential derivatives.  See Note 6 for a description of the Company’s accounting for embedded derivatives and the Convertible Notes.

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

Summary. The following is a summary of mining properties, land and water rights at June 30, 2016 and December 31, 2015 (in thousands):

	At	At
	June 30,	December 31,
	2016	2015
Mt. Hope Project:
Development costs	$170,227	$169,735
Mineral, land and water rights	11,324	11,324
Advance Royalties	30,300	29,800
Total Mt. Hope Project	211,851	210,859
Total Liberty Project	9,692	9,695
Other Properties	81	81
Total	$221,624	$220,635

Development costs of $170.2 million include hydrology and drilling costs, expenditures to further the permitting process, capitalized salaries, project engineering costs, and other expenditures required to fully develop the Mt. Hope Project.  Deposits and/or final payments on project property, plant and equipment of $87.1 million represent ongoing progress payments on equipment orders for the custom-built grinding and milling equipment, related electric mill drives, and other processing equipment that require the longest lead times.

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

The following table shows asset retirement obligations for future mine closure and reclamation costs in connection with the Mt. Hope Project and within the boundaries of the Plan of Operations (“PoO”):

(in thousands)
At January 1, 2015	$1,077
Accretion Expense	72
Adjustments*	(92)
At December 31, 2015	$1,057
Accretion Expense	40
Adjustments*	(106)
At June 30, 2016	$991

*Includes additions, annual changes to the escalation rate, the market-risk premium rate, or reclamation time periods.

The estimated future reclamation costs for the Mt. Hope Project have been discounted using a rate of 8%.  The total inflated and undiscounted estimated reclamation costs associated with current disturbance under the PoO at the Mt. Hope Project were $6.6 million at June 30, 2016, inclusive of $2.1 million for mitigation of sage grouse habitat that would be affected by development of the Mt. Hope Project.  Increases in ARO liabilities resulting from the passage of time are recognized as accretion expense.

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

As a result of delays in financing for the construction of the Mt. Hope Project, we submitted a revised proposal to NDEP and the BLM to reduce our reclamation liability to current surface disturbance.  On December 21, 2015, NDEP and the BLM accepted our revised estimates approving a reduction of the reclamation cost estimate to approximately $2.8 million.  Thereafter, we worked with the LLC’s reclamation surety underwriters to satisfy the reduced $2.8 million financial guarantee requirements for the Mt. Hope Project.  As of June 30, 2016, the surety bond program is funded with a cash collateral payment of $0.3 million, a reduction from the $4.6 million established in November 2014, resulting in a $4.3 million return of collateral received by the LLC in February 2016.

The LLC has a smaller liability at the Mt. Hope Project for disturbance associated with exploration drilling which occurred outside the PoO boundaries shown, in the table below.  The LLC has not discounted this reclamation liability as the total amount is less than $0.1 million.

Total restricted cash for surety bond collateral requirements and other long-term reclamation obligations at the Mt. Hope Project equal $0.8 million.  Another $0.2 million in cash collateral is associated with surety bonds at the Liberty Project.

The Company’s Liberty Project is currently in the exploration stage. The Company has not discounted the reclamation liability incurred at the Liberty Project as the total is approximately $0.1 million, also shown in the table below.

	Mt. Hope Project
	outside PoO
	boundary	Liberty
	(in thousands)
At January 1, 2015	81	118
Adjustments *	(59)	—
At December 31, 2015	$22	$118
Adjustments *	—	—
At June 30, 2016	$22	$118

*Includes reduced / reclaimed disturbance

NOTE 6 — SENIOR CONVERTIBLE PROMISSORY NOTES

In December 2014, the Company sold and issued 85,350 Units consisting of the Convertible Notes and the Notes Warrants to qualified buyers pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, of which 23,750 Units were sold and issued to related parties, including several directors and each of our named executive officers. The Convertible Notes are unsecured obligations and are senior to any of the Company’s future secured obligations to the extent of the value of the collateral securing such obligations.

The transaction value of $8.5 million was allocated between debt for the Convertible Notes and equity for the Notes Warrants based on the relative fair value of the two instruments.   This resulted in recording $0.8 million in Additional Paid In Capital for the relative fair value of the Notes Warrants and $7.7 million as Convertible Notes.  The Company received net proceeds from the sale of the Convertible Notes of approximately $8.0 million, after deducting offering expenses of approximately $0.5 million, which was allocated between debt and equity. As a result, the Company recognized $0.4 million as Debt Issuance Costs to be amortized over the expected redemption period, and $0.1 million recognized as a reduction to Additional Paid in Capital. Net proceeds from the sale are being used to fund ongoing operations until the Company’s portion of project financing is obtained.

The Convertible Notes bear interest at a rate of 10.0% per annum, payable in cash quarterly in arrears on each June 30, June 30, September 30, and December 31. The Notes mature on December 26, 2019 unless earlier redeemed, repurchased or converted. The Company may redeem the Convertible Notes for cash, either in whole or in part, at any time, in exchange for the sum of (i) a cash payment equal to the unpaid principal plus all accrued but unpaid interest through the date of redemption and (ii) the present value of the remaining scheduled interest payments discounted to the maturity date at the annual percentage yield on U.S. Treasury securities with maturity similar to the notes plus 25 basis points (the “Optional Redemption”). The Notes are mandatorily redeemable at par plus the present value of remaining coupons upon (i) the availability of cash from a financing for Mt. Hope and (ii) any other debt financing by the Company. In addition, 50% of any proceeds from the sale of assets cumulatively exceeding $250,000 will be used to prepay the Convertible Notes at par plus the present value of remaining coupons (the “Mandatory Redemption”).

The Notes are convertible at any time in an amount equal to 80% of the greater of (i) the average VWAP for the 30 Business Day period ending on the Business Day prior to the date of the conversion, or (ii) the average VWAP for the 30 Business Day period ending on the original issuance date of the Convertible Notes.  Each Note will convert into a maximum of 100 shares per note, resulting in the issuance of 8,535,000 shares, or 9.3% of shares outstanding as of December 31, 2014 (the “Conversion Option”). General Moly’s executive management team and board of directors who participate in the offering will be restricted from converting at a price less than $0.32, the most recent closing price at the time that the Convertible Notes were issued.

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

During the year ended December 31, 2015, certain holders of the Convertible Notes, including both directors and named executive officers of the Company, elected to convert notes totaling $2.6 million, reducing the principal balance of the Convertible Notes to $5.9 million. Upon conversion, the Convertible Notes holders received 2,625,000 shares of common stock, at conversion prices ranging from $0.3462 to $0.5485, and were issued non-convertible Senior Promissory Notes (“Promissory Notes”) of $1.3 million, pursuant to the terms of the share maximum provision of the Conversion Option.  The Promissory Notes have identical terms to the Convertible Notes, with the exception that the holder no longer has a Conversion Option. Accordingly, the Promissory Notes bear interest equal to 10.0% per annum, payable in cash quarterly in arrears on each June 30, June 30, September 30, and December 31 and mature on December 26, 2019.  The conversions resulted in a $0.2 million annual reduction in interest payments made by the Company in the servicing of the Notes.

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

As of June 30, 2016 and December 31, 2015, respectively, the carrying value of the Convertible Notes, absent the embedded derivatives, was $5.4 million and $5.3 million inclusive of an unamortized debt discount of $0.5 million and $0.6 million, all of which is considered long term debt. The fair value of the Convertible Notes was $7.5 million and $7.5 million at June 30, 2016 and December 31, 2015, respectively. As of June 30, 2016, the carrying value of the Promissory Notes was $1.3 million. The fair value of the Promissory Notes was $1.1 million at June 30, 2016.

The embedded derivatives recorded in Convertible Notes at fair value were $0.2 million and $0.2 million at June 30, 2016 and December 31, 2015, respectively. The changes in the estimated fair value of the embedded derivatives during the six months ended June 30, 2016 resulted in a net gain of approximately $30,000.  Gain or loss on embedded derivatives is recognized as Interest Expense in the Statement of Operations.

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

The following tables set forth the inputs to the models that were used to value the embedded derivatives:

	June 30, 2016	December 31, 2015
Stock Price	$0.35	$0.20
Maturity Date	December 31, 2019	December 31, 2019
Risk-Free Interest Rate	0.79%	1.54%
Estimated Stock Volatility	40.00%	40.00%
Default Intensity	2.00%	2.00%
Recovery Rate	30.00%	30.00%

Type of Event	Expected Date	Probability of Event
Mandatory Redemption	April 17, 2018	80%
Conversion Option	September 30, 2018	10%
Note Reaches Maturity	December 31, 2019	10%

NOTE 7 — COMMON STOCK UNITS, COMMON STOCK AND COMMON STOCK WARRANTS

During the three months and six months ended June 30, 2016, we issued 1,042 and 1,269,926 shares of common stock pursuant to stock awards under the 2006 Equity Incentive Plan, respectively.

During the year ended December 31, 2015, 1,139,403 shares of common stock were issued pursuant to stock awards under the 2006 Equity Incentive Plan.  Additionally, we issued 2.6 million shares upon the conversion of certain Convertible Notes in February and April 2015 and 13.3 million shares of common stock to AMER upon closing of the amended AMER Investment Agreement in November 2015.

On December 26, 2014, the Company issued 8.5 million Notes Warrants in connection with the private placement of its Convertible Notes described in Note 6 at a price of $1.00 per share and having a relative fair value of $0.8 million.  In addition, the $0.8 million value placed on the Notes Warrants was considered a debt discount and is being amortized over the expected redemption period.

On November 24, 2015, the Company issued 80.0 million AMER warrants in connection with the closing of the amended AMER Investment Agreement at a price of $0.50 per share and a relative fair value of $0.5 million, resulting in an entry to additional paid-in capital.

Of the warrants outstanding at June 30, 2016, 8.5 million Notes Warrants are exercisable at $1.00 per share at any time through their expiration on December 26, 2019, 1.0 million warrants are exercisable at $5.00 per share once General Moly has received financing necessary for the commencement of commercial production at the Mt. Hope Project and will expire one year thereafter, and the 80.0 million AMER Warrants become exercisable upon availability of the Bank Loan prior to April 17, 2017, as described in Note 1 above.  Should the vesting condition not be met on the AMER Warrants prior to April 17, 2017, pending potential renegotiation of the AMER Investment Agreement, the warrants will expire.

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

Additionally, on June 30, 2015, the Company’s  stockholders approved an amendment to the Company’s certificate of incorporation providing the Board with the flexibility to effect a reverse stock split of the Company’s common stock within twelve months of that date.  As this amendment was not implemented by the Board within the twelve month period following approval, it has expired and is no longer available to the Company.

NOTE 8 — PREFERRED STOCK

Pursuant to our Certificate of Incorporation we are authorized to issue 10,000,000 shares of $0.001 per share par value preferred stock.  The authorized but unissued shares of preferred stock may be issued in designated series from time to time by one or more resolutions adopted by the Board.  The Board has the authority to determine the preferences, limitations and relative rights of each series of preferred stock.  At June 30, 2016, and December 31, 2015, no shares of preferred stock were issued or outstanding.

NOTE 9 — EQUITY INCENTIVES

In 2006, the Board and shareholders of the Company approved the 2006 Equity Incentive Plan (“2006 Plan”) that replaced the 2003 Equity Incentive Plan (“2003 Plan”).  In May 2010, our shareholders approved an amendment to the 2006 Plan increasing the number of shares that may be issued under the plan by 4,500,000 shares to 9,600,000 shares.  In June 2016, our shareholders approved an additional amendment to the 2006 Plan increasing the number of shares that may be issued under the plan by 5,000,000 shares to 14,600,000 shares.  The 2006 Plan authorizes the Board, or a committee of the Board, to issue or transfer up to an aggregate of 14,600,000 shares of common stock, of which 6,007,152 remain available for issuance as of June 30, 2016.  Awards under the 2006 Plan may include incentive stock options, non-statutory stock options, restricted stock units, restricted stock awards, and stock appreciation rights (“SARs”).  At the option of the Board, SARs may be settled with cash, shares, or a combination of cash and shares.  The Company settles the exercise of other stock-based compensation with newly issued common shares.

Stock-based compensation cost is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes option pricing model and is recognized as compensation ratably on a straight-line basis over the requisite vesting/service period.  As of June 30, 2016, there was $0.9 million of total unrecognized compensation cost related to share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 2.3 years.

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

At June 30, 2016, the aggregate intrinsic value of outstanding and exercisable (fully vested) options and SARs was nil and had a weighted-average remaining contractual term of 1.7 years.  No options or SARs were exercised during the six months ended June 30, 2016.

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

The compensation expense recognized by the Company for Stock Awards is based on the closing market price of the Company’s common stock on the date of grant.  For the six months ended June 30, 2016, the weighted-average grant date fair value for Stock Awards was $0.18.  The total fair value of stock awards vested during the six months ended June 30, 2016 is $0.3 million.

Summary of Equity Incentive Awards

The following table summarizes activity under the Plans during the six months ended June 30, 2016:

	Stock Options		SARs		Stock Awards
	Weighted		Weighted	Number	Weighted
	Average		Average	of Shares	Average
	Exercise	Number of Shares	Strike	Under	Grant	Number of
	Price	Under Option	Price	Option	Price	Shares
Balance at January 1, 2016	$8.36	45,002	$2.93	1,402,186	$1.73	1,658,673
Awards Granted	—	—	—	—	0.18	801,986
Awards Exercised or Earned	—	—	—	—	0.44	(1,300,339)
Awards Forfeited	—	—	1.15	(583)	—	—
Awards Expired	8.56	(38,334)	1.18	(105,166)	—	—
Balance at June 30, 2016	$7.17	6,668	3.08	1,296,437	2.11	1,160,320

Exercisable at June 30, 2016	$7.17	6,668	2.47	238,584

A summary of the status of the non-vested awards as of June 30, 2016 and changes during the six months then ended is presented below:

	Stock Options		SARs		Stock Awards
	Weighted		Weighted	Number	Weighted
	Average		Average	of Shares	Average
	Fair	Number of Shares	Fair	Under	Fair	Number of
	Value	Under Option	Value	Option	Value	Shares
Balance at January 1, 2016	$—	—	$3.21	1,058,436	$1.73	1,658,673
Awards Granted	—	—	—	—	0.18	801,986
Awards Vested or Earned	—	—	—	—	0.44	(1,300,339)
Awards Forfeited	—	—	1.15	(583)	—	—
Balance at June 30, 2016	$—	—	3.22	1,057,853	2.11	1,160,320

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

NOTE 10 — CHANGES IN CONTINGENTLY REDEEMABLE NONCONTROLLING INTEREST AND EQUITY

	Activity for
	Six Months Ended
	June 30,	June 30,
Changes CRNCI (Dollars in thousands)	2016	2015
Total CRNCI December 31, 2015 and 2014, respectively	$173,265	$210,317
Capital Contributions Attributable to CRNCI	243	(684)
Return of Contributions	—	(36,000)
Return of Contributions Attributable to CRNCI	—	2,116
Net Loss Attributable to CRNCI	(8)	(885)
Total CRNCI June 30, 2016 and 2015, respectively	$173,500	$174,864

*See Note 1 for additional discussion of the Return of Contributions and associated Capital Contributions Attributable to CRNCI.

	Activity for
	Six Months Ended
	June 30,	June 30,
Changes in Equity	2016	2015
Common stock:
At beginning of period	109	92
Stock Awards	2	1
Shares Issued upon Conversion of Senior Convertible Promissory Notes	—	3
At end of period	111	96

Additional paid-in capital:
At beginning of period	281,562	275,648
Share Issuance upon conversion of convertible debt	—	2,396
Issuance of non-convertible senior notes	—	(1,340)
Restricted stock net share settlement	(59)	(72)
Loss on Extinguishment of Senior Convertible Promissory Notes	—	930
Stock based compensation	239	731
At end of period	281,742	278,293

Accumulated deficit:
At beginning of period	(164,269)	(149,047)
Consolidated net loss	(4,063)	(10,586)
At end of period	(168,332)	(159,633)

Total Equity June 30, 2016, and 2015, respectively	$113,521	$118,756

NOTE 11 — INCOME TAXES

At June 30, 2016 and December 31, 2015 we had deferred tax assets principally arising from the net operating loss carry-forwards for income tax purposes multiplied by an expected rate of 35%. As management of the Company cannot determine that it is more likely than not that we will realize the benefit of the deferred tax assets, a valuation allowance equal to the net deferred tax asset has been established at June 30, 2016 and December 31, 2015.

As of June 30, 2016 and December 31, 2015, the Company had no unrecognized tax benefits.  There was no change in the amount of unrecognized tax benefits as a result of tax positions taken during the year or in prior periods or due to settlements with taxing authorities or lapses of applicable statues of limitations.  The Company is open to federal and state tax audits until the applicable statutes of limitations expire.

NOTE 12 — COMMITMENTS AND CONTINGENCIES

Mt. Hope Project

The Mt. Hope Project is owned/leased and will be operated by the LLC under the LLC Agreement.  The LLC currently has a lease (“Mt. Hope Lease”) with MHMI for the Mt. Hope Project for a period of 30 years from October 19, 2005 and for so long thereafter as operations are being conducted on the property.  The lease may be terminated earlier at the election of the LLC, or upon a material breach of the agreement and failure to cure such breach.  If the LLC terminates the lease, termination is effective 30 days after receipt by MHMI of written notice to terminate the Mt. Hope Lease and no further payments would be due to MHMI.  If MHMI terminates the lease, termination is effective upon receipt of a notice of termination due to a material breach, representation, warranty, covenant or term contained in the Mt. Hope Lease and followed by failure to cure such breach within 90 days of receipt of a notice of default.  MHMI may also elect to terminate the Mt. Hope Lease if the LLC has not cured the non-payment of obligations under the lease within 10 days of receipt of a notice of default.  In order to maintain the Lease Agreement, the LLC must pay certain minimum advance royalties as discussed below.

The Mt. Hope Lease requires a royalty advance (“Construction Royalty Advance”) of 3% of certain construction capital costs, as defined in the Mt. Hope Lease.  The LLC is obligated to pay a portion of the Construction Royalty Advance each time capital is raised for the Mt. Hope Project based on 3% of the expected capital to be used for those certain construction capital costs defined in the Mt. Hope Lease.  Through June 30, 2016, we have paid $24.1 million of the total Construction Royalty Advance.  Based on our Mt. Hope Project capital budget we estimate that a final reconciliation payment on the Capital Construction Cost

Estimate (the “Estimate”) will be due following the commencement of commercial production, after as-built costs are definitively determined.  The Company estimates, based on the revised capital estimate discussed above and the current timeline for the commencement of commercial production, that an additional $4.2 million will be due approximately 20 — 24 months after the commencement of construction.  This amount was accrued as of June 30, 2016.  The capital estimates may be subject to escalation in the event the Company experiences continued delays in achieving full financing for the Mt. Hope Project.

The LLC is also obligated to make a minimum annual advance royalty payment (“Annual Advance Royalty”) of $0.5 million each year for any year wherein commercial production has not been achieved or the MHMI Production Royalty (as hereinafter defined) is less than $0.5 million.  As commercial production is not anticipated to commence before late-2019, the Company has also accrued $2.0 million in Annual Advance Royalty payments which will be due in four $0.5 million installments in October 2016, 2017, 2018, and 2019, respectively.  The Estimate and the Annual Advance Royalty are collectively referred to as the “Advance Royalties.”  All Advance Royalties are credited against the MHMI Production Royalties once the mine has achieved commercial production.  After the mine begins production, the LLC estimates that the MHMI Production Royalties will be in excess of the Annual Advance Royalties for the life of the Mt. Hope Project.  Until the advance royalties are fully credited, the LLC will pay one half of the calculated Production Royalty annually.  Assuming a $12 molybdenum price, the Annual Advance Royalties will be consumed within the first five years of commercial production.

Deposits on project property, plant and equipment

As discussed in Note 2, the LLC has active orders with varying stages of fabrication on milling process equipment comprised of two 230kV primary transformers and substation, a primary crusher, a semi-autogenous mill, two ball mills, and various motors for the mills with remaining cash commitments of $2.2 million due on these orders.

Equipment and Supply Procurement

Through June 30, 2016, the LLC has made deposits and/or final payments of $87.1 million on equipment orders and has spent approximately $196.9 million for the development of the Mt. Hope Project, for a total Mt. Hope Project inception-to-date spend of $284.0 million.

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

Based on our current forecast, the Company does not anticipate taking delivery of the haul trucks, drills, and electric shovels in 2016 and will again work with the respective vendors to extend these agreements annually as in prior years, until we obtain financing for construction of the Mt. Hope Project.

Obligations under capital and operating leases

We have contractual operating leases that will require a total of $0.1 million in payments over the next three years.  Operating leases consist primarily of rents on office facilities and office equipment.  Our expected payments are $46,000, $86,000, and nil for the years ended December 31, 2016, 2017, and 2018, respectively.

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

Environmental regulations related to reclamation require that the cost for a third party contractor to perform reclamation activities on the minesite be estimated.  The original $75.1 million reclamation cost estimate was the basis for the required financial guarantee amount, and represents the reclamation obligation for the first phase (approximately equivalent to the first 3 years) of operations.  The LLC was required to post a financial instrument held by the BLM to provide a guarantee that this amount will be available to BLM and NDEP for use in conducting reclamation should we become insolvent or default on our reclamation obligations.  As a result of delays in financing for the construction of the Mt. Hope Project, we submitted a second PoO amendment to BLM in October, 2015, to reduce our reclamation liability to current surface disturbance.  Simultaneously, we submitted an application to NDEP-BMRR to modify the Reclamation Permit to reflect this reduced reclamation liability. On October 26, 2015, NDEP-BMRR approved the proposed permit modification, including the reduced reclamation liability amount.   On December 21, 2015, BLM approved the PoO amendment, including the reduction of the reclamation liability to approximately $2.8 million.  Thereafter, we worked with the LLC’s reclamation surety underwriters to satisfy the reduced $2.8 million financial guarantee requirements for the Mt. Hope Project.  As of June 30, 2016, the surety bond program is funded with a cash collateral payment of $0.3 million, a reduction from the $4.6 million established in November 2014, resulting in a $4.3 million return of collateral received by the LLC in February 2016.

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

On November 23, 2015, the Nevada Supreme Court issued its Remittitur to the District Court for the County of Eureka for further proceedings consistent with its Opinion.  On March 14, 2016, we received the District Court’s Order vacating the 3M Plan, denying the applications and vacating the permits issued by the State Engineer.  The State Engineer has filed an appeal to the Nevada Supreme Court concerning the District Court’s interpretation of the Supreme Court’s Opinion and has also argued that the District Court acted in excess of its executive authority in violation of Nevada’s Constitution and Statutes.  The Company has filed a similar appeal to the Nevada Supreme Court.  The Company filed a Motion to Alter or Amend Judgment with the District Court, requesting the District Court amend its Order and remand the water permits and 3M Plan to the State Engineer to allow further proceedings to address the mitigation issues raised by the Nevada Supreme Court.  The District Court denied the Motion on June 1, 2016.

Notwithstanding the pendency of the appeals to the Nevada Supreme Court, the Company will move forward as expeditiously as possible in 2016 to reobtain its water permits with the new change applications that it has filed with the State Engineer, following the Nevada Supreme Court’s September Order.  In hearings to be held before the State Engineer, the Company will provide additional evidence of its ability to successfully mitigate any potential impacts to water rights in Kobeh Valley that could result from the Mt. Hope Project’s new change applications for water use.

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

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References made in this Quarterly Report on Form 10-Q to “we,” “our,” “us,” or the “Company,” refer to General Moly, Inc.

The following discussion and analysis of our financial condition and results of operations constitutes management’s review of the factors that affected our financial and operating performance for the three months ended June 30, 2016, and 2015.  This discussion should be read in conjunction with the consolidated financial statements and notes thereto contained elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed on March 11, 2016.

We routinely post important information about us on our Company website.  Our website address is www.generalmoly.com.

Overview

The Company conducted exploration and evaluation activities from January 1, 2002 until October 4, 2007, when our Board of Directors (“Board”) approved the development of the Mt. Hope molybdenum property (“Mt. Hope Project”) in Eureka County, Nevada.  The Company is continuing its efforts to both obtain financing for and develop the Mt. Hope Project.    However, the combination of depressed molybdenum pricing  and legal challenges to our water rights  has further delayed ongoing development at the Mt. Hope Project.  We also continue to evaluate our Liberty molybdenum and copper property (“Liberty Project”) in Nye County, Nevada.

Mt. Hope Project

In August, 2007, we completed a Bankable Feasibility Study (“Bankable Feasibility Study” or “BFS”) that provided data on the viability, expected economics, and production and cost estimates of the project.  Since publication of the BFS, we have revised several estimates, based primarily on engineering progress, which is approximately 65% complete at June 30, 2016.  Our current estimates for the Mt. Hope Project capital cost requirements are referred to as the “Project Capital Estimate” and our current estimates for the Mt. Hope Project operating costs are referred to as the “Project Operating Cost Estimate”.  On January 16, 2014, we filed a technical report (the “January 2014 Technical Report”) prepared in accordance with National Instrument 43-101 Standards of Disclosure for Mineral Projects of the Canadian Securities Administration (“NI 43-101”) for the Mt. Hope Project. The NI 43-101 is a codified set of rules and guidelines for reporting and displaying information related to mineral properties owned by, or explored by, companies which report these results on stock exchanges within Canada. The completed report estimates molybdenum reserves and resources, production, capital and operating cost parameters, along with project economics.

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

In addition, under the terms of the original LLC Agreement, since commercial production at the Mt. Hope Project was not achieved by December 31, 2011, the LLC will be required to return to POS-Minerals $36.0 million, since reduced to $33.6 million as discussed below, of its capital contributions (“Return of Contributions”), with no corresponding reduction in POS-Minerals’ ownership percentage.  Effective January 1, 2015, as part of a comprehensive agreement concerning the release of the reserve account described below, Nevada Moly and POS-Minerals agreed that the Return of Contributions will be due to POS-Minerals on December 31, 2020; provided that, at any time on or before November 30, 2020, Nevada Moly and POS-Minerals may agree in writing to extend the due date to December 31, 2021; and if the due date has been so extended, at any time on or before November 30, 2021, Nevada Moly and POS-Minerals may agree in writing to extend the due date to December 31, 2022.  If the repayment date is extended, the unpaid amount will bear interest at a rate per annum of LIBOR plus 5%, which interest shall compound quarterly, commencing on December 31, 2020 through the date of payment in full.  Payments of accrued but unpaid interest, if any, shall be made on the repayment date.  Nevada Moly may elect, on behalf of the Company, to cause the Company to prepay, in whole or in part, the Return of Contributions at any time, without premium or penalty, along with accrued and unpaid interest, if any.

The original Return of Contribution amount of $36.0 million due to POS-Minerals is reduced, dollar for dollar, by the amount of capital contributions for equipment payments required from POS-Minerals under approved budgets of the LLC, as discussed further below.  As of June 30, 2016, this amount has been reduced by $2.4 million, consisting of 20% of an $8.4 million principal payment made on milling equipment in March 2015, a $2.2 million principal payment made on electrical transformers in April 2015, and a $1.2 million principal payment  made on milling equipment in April 2016, such that the remaining amount due to POS-Minerals is $33.6 million.  If Nevada Moly does not fund its additional capital contribution in order for the LLC to make the required Return of Contributions to POS-Minerals set forth above, POS-Minerals has an election to either make a secured loan to the LLC to fund the Return of Contributions, or receive an additional interest in the LLC estimated to be 5%.  In the latter case, Nevada Moly’s interest in the LLC is subject to dilution by a percentage equal to the ratio of 1.5 times the amount of the unpaid Return of Contributions over the aggregate amount of deemed capital contributions (as determined under the LLC Agreement) of both parties to the LLC (“Dilution Formula”).  At June 30, 2016, the aggregate amount of deemed capital contributions of both parties was $1,080.3 million.

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

Effective January 1, 2015,  Nevada Moly and POS-Minerals signed an amendment to the LLC Agreement under which a separate $36.0 million belonging to Nevada Moly, held by the LLC in a reserve account established in December 2012, is being released for the mutual benefit of both members related to the jointly approved Mt. Hope Project expenses through 2020.  In January 2015, the reserve account funded a reimbursement of contributions made by the members during the fourth quarter of 2014, inclusive of $0.7 million to POS-Minerals and $2.7 million to Nevada Moly.  The funds are now being used quarterly to pay ongoing expenses of the LLC until the Company obtains full financing for its portion of the Mt. Hope Project construction cost, or until the reserve account is exhausted.  Any remaining funds after financing is obtained will be returned to the Company.  The balance of the reserve account was $14.7 million and $16.6 million at June 30, 2016 and December 31, 2015, respectively.

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

Environmental regulations related to reclamation require that the cost for a third party contractor to perform reclamation activities on the minesite be estimated.  The original $75.1 million reclamation cost estimate was the basis for the required financial guarantee amount, and represents the reclamation obligation for the first phase (approximately equivalent to the first 3 years) of operations.  The LLC was required to post a financial instrument held by the BLM to provide a guarantee that this amount will be available to BLM and NDEP for use in conducting reclamation should we become insolvent or default on our reclamation obligations.  As a result of delays in financing for the construction of the Mt. Hope Project, we submitted a second PoO amendment to BLM in October, 2015, to reduce our reclamation liability to current surface disturbance.  Simultaneously, we submitted an application to NDEP-BMRR to modify the Reclamation permit to reflect this reduced reclamation liability. On October 26, 2015, NDEP-BMRR approved the proposed permit modification, including the reduced reclamation liability amount.   On December 21, 2015, BLM approved the PoO amendment, including the reduction of the reclamation liability to approximately $2.8 million.  We worked with the LLC’s reclamation surety underwriters to satisfy the reduced $2.8 million financial guarantee requirements for the Mt. Hope Project.  As of June 30, 2016, the surety bond program is funded with a cash collateral payment of $0.3 million, a reduction from the $4.6 million established in November 2014, resulting in a $4.3 million net return of collateral received by the LLC in February 2016.

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

On January 2, 2013, the Public Utilities Commission of Nevada (“PUCN”) issued the LLC a permit to construct a 230kV power line that interconnects with Nevada Energy’s transmission system at the existing Machacek Substation located near the town of Eureka, Nevada and extend it approximately 25 miles to the planned Mt. Hope Substation.  In addition, the BLM approved the LLC’s surety bonds of $1.3 million for reclamation of disturbance associated with construction of the 230kV power transmission line.  As construction activities were halted and there has been no ground disturbance associated with the 230kV powerline, the Company requested that the BLM defer the bonding requirements for this permit on June 15, 2016.  On June 29, 2016, the BLM agreed to release this bond until such time as construction is re-initiated.

The PUCN permit allows the LLC to build the transmission infrastructure in a timely manner and provide the necessary capacity to power construction activities and Mt. Hope Project operations. Construction of the transmission line will also include upgrades to the existing Machacek Substation near Eureka that will improve the reliability of electrical power to the community.  At full production the Mt. Hope Project will have a total electrical demand load of approximately 75 megawatts. Transmission capacity will be secured using a network services agreement and the LLC will negotiate for generating capacity prior to Mt. Hope Project commissioning activities, which will be available once the power line is constructed and energized.

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

Capital & Operating Cost Estimates

The development of the Mt. Hope Project has a Project Capital Estimate of $1,312 million, which includes development costs of approximately $1,245 million and $67 million in cash financial guaranty/bonding requirements, advance royalty payments, and power pre-payment estimates.  These capital costs were updated in the third quarter of 2012, and were then escalated by approximately 3% in the third quarter of 2013, for those items not yet procured or committed to by contract.  The Mt. Hope Project has not materially changed in scope and remains currently designed at approximately 65% engineering completion, with solid scope definition.  The pricing associated with this estimate remains subject to escalation associated with equipment, construction labor and commodity price increases, and project delays, which will continue to be reviewed periodically.  The Project Capital Estimate does not include financing costs or amounts necessary to fund operating working capital and potential capital overruns, is subject to additional holding costs as financing activities for construction of the Mt. Hope Project are delayed, and may be subject to other escalation and de-escalation as contracts and purchase arrangements are finalized at then current pricing.  From October 2007 through the quarter ended June 30, 2016, the LLC spent approximately $284.0 million of the estimated $1,312 million on development of the Mt. Hope Project.

The LLC’s Project Operating Cost Estimate forecasts molybdenum production of approximately 40 million pounds per year for the first five years of operations at estimated average direct operating costs of $6.28 per pound based on $90 per barrel oil equivalent energy prices.  The Costs Applicable to Sales (“CAS”) per pound, including anticipated royalties calculated at a market price of $15 per pound molybdenum, are anticipated to average $7.00 per pound for the first 5 years.  For a reconciliation of direct operating costs, a non-GAAP measure, to CAS, see “—Description of the Mt. Hope Project—Reserves and Mineralized Material—

Production and Operating Cost Estimates” below.  These cost estimates are based on 2013 constant dollars and are subject to cost inflation or deflation.

Equipment and Supply Procurement

Through June 30, 2016, the LLC has made deposits and/or final payments of $87.1 million on equipment orders.

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

Based on our current forecast, the Company does not anticipate taking delivery of the haul trucks, drills, and electric shovels in 2016 and will again work with the respective vendors to extend these agreements annually as in prior years until we obtain financing for construction of the Mt. Hope Project.

Molybdenum Market Update

The worldwide molybdenum price fluctuated between $5.33 per pound in 2003 to over $40.00 per pound in 2005 and traded in the mid-$30s per pound prior to October 2008, when prices fell from approximately $33.50 per pound to $7.70 per pound in April 2009 as a result of the global financial crisis.  Subsequent to April 2009, prices slowly rose finishing 2009 at $12.00 per pound and further increasing to finish 2010 at $16.40 per pound.  By the end of 2011, prices had pulled back to $13.30 per pound, then decreased further to $9.75 per pound at the conclusion of 2013, and fell further to $9.13 per pound by the end of 2014.  Beginning in September 2014, molybdenum price experienced a sharp pullback reflecting softening spot market molybdenum demand and a strengthening U.S. dollar, amongst other factors.  Weekly molybdenum prices trended downward during 2015 from a high of $9.60 per pound in January 2015 to a low of $4.63 per pound in November 2015, according to CRU Ryan’s Notes.  The November 2015 low represented a retracement to a level last seen in 2003.  The continued weak molybdenum market mirrored a general softening in commodities across the board.

During 2015, molybdenum demand remained weak as end-use industries of steel and energy were impacted by slowing global economies. The CPM Group noted that molybdenum supply from mine production decreased in 2015 and is expected to continue to contract in 2016, especially in primary molybdenum mine production. A slow price recovery since year end 2015 has produced a range between $5.18 and $8.10 per pound during the first half of 2016, according to CRU Ryan’s Notes.

According to CRU Ryan’s Notes, the current molybdenum price as of July 1, 2016 is at $7.75 per pound, a 50% increase over the November 2015 low price. In February 2016, the CPM Group forecasted higher molybdenum prices, ranging between $6.60 and $10.90 per pound through 2019, $11.45 in 2020, $12.00 in 2021, $15.20 in 2022, $15.95 in 2023, and $17.15 in 2024.

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

Liquidity, Capital Resources and Capital Requirements

For the period from December 31, 2015 to June 30, 2016

Our total consolidated cash balance at June 30, 2016 was $12.3 million compared to $13.0 million at December 31, 2015, representing a decrease of $0.7 million due to a variety of cash inflows and outflows.  Inflows included funds released from the reserve account of $1.9 million and a return of $4.3 million in surety bond collateral.  Outflows included $2.4 million in long-lead equipment deposits and development costs for the Mt. Hope Project, $0.8 million related to retention incentives paid to our employees and Chief Executive Officer under the terms of their agreements dated 2014 and 2015, $0.6 million at the Liberty Project and $3.1 million in general and administrative costs.

The $36.0 million reserve account established in December of 2012, at the direction of the LLC management committee was payable to Nevada Moly upon release, at which time the funds would have become available for use by the Company.  Effective January 1, 2015, Nevada Moly and POS-Minerals signed an amendment to the LLC agreement under which $36.0 million owed to Nevada Moly and held by the LLC in the reserve account are being released over the next few years, but only for the mutual benefit of both members related to jointly approved Mt. Hope Project expenses as discussed above.  The balance of the reserve account was $14.7 million and $16.6 million at June 30, 2016 and December 31, 2015, respectively.

The cash needs for the development of the Mt. Hope Project are significant and require that we arrange for financing to be combined with funds anticipated to be received from POS-Minerals in order to retain its 20% membership interest.  The Company estimates the go-forward capital required for the Mt. Hope Project, based on 65% completed engineering, to be approximately $1,028 million, of which the Company’s 80% capital requirement is $822 million.

In April 2015, the Company and AMER entered into a private placement for 40.0 million shares of the Company’s common stock and warrants (“the AMER Warrants”) to purchase 80.0 million shares of the Company’s common stock, priced using the trailing 90-day volume weighted average price (“VWAP”) of $0.50 on April 17, 2015, the date the Investment and Securities Purchase Agreement (“AMER Investment Agreement”) was signed. General Moly received stockholder approval of the transaction at its 2015 Annual Meeting.

On November 2, 2015, the Company and AMER entered into an amendment to the AMER Investment Agreement, utilizing a three-tranche investment strategy.     The first tranche of the amended AMER Investment Agreement closed on November 24, 2015 for a $4.0 million private placement representing 13.3 million shares, priced at $0.30 per share, and the AMER Warrants, which will become exercisable upon availability of an approximately $700.0 million senior secured loan (“Bank Loan”). Receipt of the $4.0 million private placement has been divided evenly between general corporate purposes and an expense reimbursement account available to both AMER and the Company to cover anticipated Mt. Hope financing costs and other jointly sourced business development opportunities. In addition, AMER and General Moly entered into a Stockholder Agreement allowing AMER to nominate a director to the General Moly Board of Directors, additional directors following the close of Tranche 3, discussed below, and drawdown of the Bank Loan.  The Stockholder Agreement also governs amer’s acquisition and transfer of General Moly shares.  Prior to closing, the parties agreed to eliminate certain conditions to closing.  Following the closing, AMER nominated Tong Zhang to serve as a director of the Company, and he was appointed to the Board of Directors on December 3, 2015.

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

The third tranche of the amended AMER Investment Agreement will include a $10.0 million private placement representing 14.7 million shares, priced at $0.68 per share. Execution of the third tranche is contingent on a final adjudication of the Mt. Hope Project's water rights through the Nevada courts or settlement, if further protests and appeals result from the issuance of the water permits, and for the price of molybdenum to average in excess of $12/lb for a 30 consecutive calendar day period. After the third tranche of the agreement is executed, AMER will nominate a second director to General Moly’s Board of Directors.

The amended AMER Investment Agreement creates a strategic partnership between the Company and Amer to assist obtaining full financing for the Mt. Hope Project.  The issuance of shares in connection with the second and third tranches of the AMER Investment Agreement may be subject to General Moly stockholder approval.

In addition to the AMER Investment Agreement, the Company and AMER are jointly evaluating other potential opportunities, ranging from outright acquisitions, privatizations, or significant minority interest investments.  The current focus is on base metal prospects in North America, where the Company would benefit from management fees, minority equity interests, or the acquisition of both core and non-core assets.  Through June 30, 2016, the Company has spent approximately $0.4 million from the expense reimbursement account described above in connection with such evaluations.

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

The State of Nevada Division of Environmental Protection (“NDEP”) issued a Reclamation Permit for the Mt. Hope Project on November 19, 2012, which authorizes surface disturbance and construction of facilities.  The Reclamation Permit originally approved the Phase 1 reclamation cost estimate of approximately $75.1 million.  As a result of delays in financing for the construction of the Mt. Hope Project, we submitted a revised proposal to NDEP to reduce our reclamation liability to current surface disturbance estimates.  In December 2015, NDEP and the BLM accepted our revised estimates approving a reduction of the reclamation estimate to approximately $2.8 million.  We worked with the LLC’s reclamation surety underwriters to satisfy the reduced $2.8 million financial guarantee requirements for the Mt. Hope Project.  As of June 30, 2016, the surety bond program is funded with a cash collateral payment of $0.3 million, a reduction from the $4.6 million established in November 2014, resulting in a $4.3 million return of collateral received by the LLC in February 2016.  Total restricted cash for surety bond collateral requirements and other long-term reclamation obligations at the Mt. Hope Project equal $0.8 million.  Another $0.2 million in cash collateral is associated with surety bonds at the Liberty Project.

With our cash conservation plan, our Corporate and Liberty related cash requirements have declined to approximately $1.7 million per quarter, while all Mt. Hope Project related funding is payable out of the aforementioned reserve account.  Accordingly, based on our current cash on hand and our ongoing cash conservation plan, the Company expects it will have adequate liquidity in order to fund our working capital needs into early 2018.  Additional potential funding sources include public or private equity offerings, including tranches 2 and 3 of the $20.0 million investment from AMER described above, or sale of other assets owned by the Company.  There is no assurance that the Company will be successful in securing additional funding.  This could result in further cost reductions, contract cancellations, and potential delays which ultimately may jeopardize the development of the Mt. Hope Project.

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

Total assets as of June 30, 2016 decreased to $341.7 million compared to $346.3 million as of December 31, 2015 primarily due to net loss attributable to General Moly.

Other Capital Requirements

We also require additional capital to maintain our mining claims and other rights related to the Liberty Project, as well as continue payment of ongoing general and administrative costs associated with supporting our planned operations.

Results of Operations

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

For the three months ended June 30, 2016, we had a consolidated net loss of $1.9 million compared with a net loss of $7.7 million in the same period for 2015.  The 2015 net loss includes a $4.3 million write down of the power transmission account upon termination of the agreement in place for power transmission services at the LLC.

For the three months ended June 30, 2016 and 2015, exploration and evaluation expenses were $0.1 million and $0.3 million, respectively due to leach pad maintenance and repair performed at our Liberty property in early 2016 as well as ongoing care and maintenance.

For the three months ended June 30, 2016 and 2015, general and administrative expenses were $1.5 million and $2.0 million, respectively, with lower salaries and professional and consulting fees incurred during 2016.  Approximately $0.4 million of the spend in 2016 was associated with due diligence efforts assessing value-accretive acquisition opportunities in base metal projects jointly with our long-term strategic partner AMER.

Interest expense for the three months ended June 30, 2016 and 2015 was $0.3 million and $0.3 million, respectively, due primarily to lower interest incurred as a result of Convertible Notes which were converted in 2015.  Additionally, the non-cash mark to market adjustment related to the Convertible Notes was larger in 2015 than 2016.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

For the six months ended June 30, 2016, we had a consolidated net loss of $4.1 million compared with a net loss of $11.5 million in the same period for 2015.  The 2015 net loss includes a $4.3 million write down of the power transmission account upon termination of the agreement in place for power transmission services at the LLC.

For the six months ended June 30, 2016 and 2015, exploration and evaluation expenses were $0.7 million and $0.4 million, respectively due to leach pad maintenance and repair performed at our Liberty property in early 2016 as well as ongoing care and maintenance.

For the six months ended June 30, 2016 and 2015, general and administrative expenses were $2.9 million and $5.0 million, respectively, with lower salaries and professional and consulting fees incurred during 2016.  Approximately $0.4 million of the spend in 2016 was associated with due diligence efforts assessing value-accretive acquisition opportunities in base metal projects jointly with our long-term strategic partner AMER.

Interest expense for the six months ended June 30, 2016 and 2015 was $0.5 million and $0.8 million, respectively, due primarily to lower interest incurred as a result of Convertible Notes which were converted in 2015.  Additionally, the non-cash mark to market adjustment related to the Convertible Notes was larger in 2015 than 2016.

Contractual Obligations

Our contractual obligations as of June 30, 2016 were as follows:

	Payments due by period
	(in millions)
Contractual obligations *	Total	2016	2017 - 2018	2019 & Beyond
Operating Lease Obligations	0.1	—	0.1	—
Agricultural Sustainability Trust Contributions	4.0	—	2.0	2.0
Senior Convertible Promissory Notes**	5.9	—	5.9	—
Senior Promissory Notes**	1.3	—	1.3	—
Equipment Purchase Contracts	2.2	—	2.2	—
Advance Royalties	6.2	0.5	1.0	4.7
Return of Contributions to POS-Minerals	33.6	—	—	33.6
3M Plan Contributions	1.0	—	0.3	0.7
Total	$54.3	$0.5	$12.8	$41.0

*With the exception of the operating lease obligations, senior convertible promissory notes, senior promissory notes and return of contributions to POS-Minerals, all amounts are commitments of the LLC, and as a result of the agreement between Nevada Moly and POS-Minerals are to be funded by the $36.0 million reserve account, now $14.7 million, until such time that the Company obtains financing for its portion of construction costs at the Mt. Hope Project or until the reserve account balance is exhausted, and thereafter are to be funded 80% by Nevada Moly and 20% by POS-Minerals.

**  The Senior Convertible Promissory Notes and Senior Promissory Notes carry a contractual maturity date of December 31, 2019.  The Company has elected to show maturity at the date it anticipates the Term Loan will be received, thereby triggering mandatory redemption of the notes.

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

Based on our current forecast, the Company does not anticipate taking delivery of the haul trucks, drills, and electric shovels in 2016 and will again work with the respective vendors to extend these agreements annually as in prior years until we obtain financing for construction of the Mt. Hope Project.

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

Through June 30, 2016, the LLC has made deposits and/or final payments of $87.1 million on equipment orders.  Of these deposits, $70.3 million relate to fully fabricated items, primarily milling equipment, for which the LLC has additional contractual commitments of $2.2 million noted in the table above.  The remaining $16.8 million reflects both partially fabricated milling equipment, and non-refundable deposits on mining equipment.  As discussed in Note 12 to the consolidated financial statements contained elsewhere in this report, the mining equipment agreements remain cancellable with no further liability to the LLC. The underlying value and recoverability of these deposits and our mining properties in our consolidated balance sheets are dependent on the LLC’s ability to fund development activities that would lead to profitable production and positive cash flow from operations, or proceeds from the disposition of these assets. There can be no assurance that the LLC will be successful in obtaining project financing, in generating future profitable operations, disposing of these assets or the Company securing additional funding in the future on terms acceptable to us or at all.  Our audited consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded assets or liabilities.

Obligations under capital and operating leases

We have contractual operating leases that will require a total of $142,000 in payments over the next three years.  Operating leases consist primarily of rents on office facilities and office equipment.  Our expected payments are $46,000, $86,000, and nil for the years ended December 31, 2016, 2017, and 2018, respectively.

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

The Trust may be funded by the LLC over several years based on the achievement of certain milestones, which are considered probable, and as such $4.0 million has been accrued in the Company’s June 30, 2016, financial statements and is included in mining properties, land, and water rights.

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

The long-term supply agreements provide for supply only after commercial production levels are achieved, and no provisions require the Company to deliver product or make any payments if commercial production is never achieved or declines in later periods and have floor prices ranging from $13.00 to $13.75 per pound and incremental discounts above the floor price.  The agreements require that monthly shortfalls be made up only if the Company’s portion of Mt. Hope production is available for delivery, after POS-Minerals has taken its 20% share.  In no event do these requirements to make up monthly shortfalls become obligations of the Company if production does not meet targeted levels.

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

Interest Rate Risk

As of June 30, 2016, we had a balance of cash and cash equivalents of $12.3 million and restricted cash of $17.3 million.  Interest rates on short term, highly liquid investments have not changed materially since 2010, and continue to be 1% or less on an annualized basis.

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

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On November 23, 2015, the Nevada Supreme Court issued its Remittitur to the District Court for the County of Eureka for further proceedings consistent with its Opinion.  On March 14, 2016, we received the District Court’s Order vacating the 3M Plan, denying the applications and vacating the permits issued by the State Engineer.  The State Engineer has filed an appeal to the Nevada Supreme Court concerning the District Court’s interpretation of the Supreme Court’s Opinion and has also argued that the District Court acted in excess of its executive authority in violation of Nevada’s Constitution and Statutes.  The Company has filed a similar appeal to the Nevada Supreme Court.  The Company filed a Motion to Alter or Amend Judgment with the District Court, requesting the District Court amend its Order and remand the water permits and 3M Plan to the State Engineer to allow further proceedings to address the mitigation issues raised by the Nevada Supreme Court.  The District Court denied the Motion on June 1, 2016.

Notwithstanding the pendency of the appeals to the Nevada Supreme Court, the Company will move forward as expeditiously as possible in 2016 to reobtain its water permits with the new change applications that it has filed with the State Engineer, following the Nevada Supreme Court’s September Order.  In hearings to be held before the State Engineer, the Company will provide additional evidence of its ability to successfully mitigate any potential impacts to water rights in Kobeh Valley that could result from the Mt. Hope Project’s new change applications for water use.

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
•

substantial additional financing may be required in order to continue to fund the operations of the Company and the LLC and if we are successful in raising additional capital, it may have dilutive and other adverse effects on our stockholders;

•	POS-Minerals’ right under the LLC Agreement to approve certain major decisions regarding the Mt. Hope Project could impair our ability to quickly adapt to changing market conditions;
•	Maintaining effectiveness of current molybdenum supply agreements;
•	fluctuations in the market price of, and demand for, molybdenum and other metals;
•	counter party risks;
•	the timing and changes to cost estimates for the exploration, development and production activities and estimated future production, if any;
•	estimates related to costs of production, capital, operating and exploration expenditures;
•	the estimation and realization of mineral reserves and production estimates, if any;

•	inherent operating hazards of mining;
•	title disputes or claims;
•	climate change and climate change legislation for planned future operations;
•	government regulation of mining operations, environmental conditions and risks, reclamation and rehabilitation expenses;
•	compliance/non-compliance with the Mt. Hope Lease Agreement;
•	losing key personnel and contractors or the inability to attract and retain additional personnel;
•	reliance on independent contractors, experts, technical and operational service providers over whom we have limited control;
•	increased costs can affect our profitability;
•	shortages of critical parts, equipment, and skilled labor may adversely affect our development costs;
•	legislation may make it difficult to retain or attract officers and directors and can increase costs of doing business; and
•	provisions of Delaware law and our charter and bylaws may delay or prevent transactions that would benefit stockholders.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.MINE SAFETY DISCLOSURES

None.

ITEM 5.OTHER INFORMATION

None.

ITEM 6.EXHIBITS

Exhibit Number	Description of Exhibit
10.1	Amendment to General Moly, Inc. 2006 Equity Incentive Plan, as Amended (Filed as Annex A to our Definitive Proxy Statement on Schedule 14A filed on April 18, 2016.)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
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

Dated: August 8, 2016

GENERAL MOLY, INC.

By:	/s/ Lee M. Shumway
Lee M. Shumway
Chief Financial Officer and Duly Authorized Officer