Form 10-K
period 2016-12-31
General Moly, Inc
filed 2017-03-16
CIK 1275229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2016, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $27,990,861 based on the closing price as reported on the NYSE MKT.

As of March 10, 2017, 111,167,877 shares of the registrant’s common stock, par value of $0.001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement to be used in connection with its Annual Meeting of Stockholders and to be filed within 120 days of December 31, 2016 are incorporated by reference into Part III, Items 10-14, of this report on Form 10-K.

PART I

ITEMS 1. & 2.BUSINESS AND PROPERTIES

The Company

References made in this Annual Report on Form 10-K to “we,” “our,” “us,” and the “Company” refer to General Moly, Inc. and its consolidated subsidiary Eureka Moly, LLC, referred to as the “LLC.”

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

Corporate Strategy and Objective

Our corporate strategy has been to acquire and develop highly profitable advanced stage mineral deposits.  Our corporate objective is to profitably develop and operate the Mt. Hope Project and to complete our evaluation and commence development of the Liberty Project.  Presently, we are focused on working cooperatively with federal and state of Nevada regulatory agencies to reobtain necessary water permits for the Mt. Hope Project and the reissuance of a Record of Decision (“ROD”) from the Bureau of Land Management (“BLM”) following actions taken by the Nevada Supreme Court and the federal appellate court, described below, to further efforts for obtaining financing required to complete the development of the Mt. Hope Project, while at the same time conserving our cash resources until such financing is received.  In addition, we continue to evaluate potential value-accretive acquisition opportunities jointly with AMER.

We believe we have the following business strengths that will enable us to achieve our objectives:

•	We have retained a strong, proven management team with experience in mine development, project financing, and operations.

•

We are working with the Nevada State Engineer to re-obtain our water permits following the October 2015 Nevada Supreme Court decision reversing the issuance of our permits.  We are also working closely with the BLM to complete baseline air quality studies to comply with issues raised by the Ninth Circuit, and to have the ROD reissued.  The Mt. Hope Project is anticipated to be one of the largest and lowest cost primary molybdenum projects in the world, driven, in part, by high ore grades that will be processed early in the mine life.

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

Products

We do not currently produce any products.  When the Mt. Hope Project is developed, the LLC expects production of 40 million pounds of molybdenum (“Mo”) per year over the first five years on average, and approximately 1.2 billion pounds of molybdenum over the expected 41 year life of the project (based on a $12/lb Mo reserve).  Using the $8/lb Mo reserve referenced later in this report, life of mine production declines to approximately 0.5 billion pounds of molybdenum.  The Mt. Hope Project will primarily focus on producing Technical Grade Molybdenum Oxide (“TMO”), which is widely utilized by the steel industry.  In the future, we may also consider producing ferromolybdenum (“FeMo”), which is also used by the steel industry and would make the Company an integrated supplier to the steel industry, and have designed the Mt. Hope Project plant to accommodate this process.

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

The supply of molybdenum comes from both primary molybdenum mines which represents approximately 40% of the molybdenum produced annually, such as our proposed Mt. Hope Project, and as a byproduct of porphyry copper production, which represents approximately 60% of the annual production, as estimated by CPM Group’s Molybdenum Market Outlook report in March 2017.  Annual molybdenum supply is estimated by CPM Group to be 521 million pounds in 2017 and then 535 million pounds in 2018.  Although many companies produce molybdenum, some of which also mine other minerals, approximately two-thirds of global production is concentrated among ten companies.

When and if we develop either or both our Mt. Hope Project and/or Liberty Project and commence production, our competitive position will be based on the quality and grade of our ore bodies and our ability to manage costs compared with other producers.

Employees

The Company had a total of 15 employees, including 13 exempt and 2 hourly employees, as of December 31, 2016.

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

From November 2004 through August 2007 we conducted numerous exploration, drilling and evaluation studies, culminating in the BFS for the Mt. Hope Project.  In August, 2007, we completed a Bankable Feasibility Study (“Bankable Feasibility Study” or “BFS”) that provided data on the viability, expected economics, and production and cost estimates of the project.  Since publication of the BFS, we have revised several estimates, based primarily on engineering progress, which remains approximately 65% complete at December 31, 2016.  Our current estimates for the Mt. Hope Project capital cost requirements are referred to as the “Project Capital Estimate” and our current estimates for the Mt. Hope Project operating costs are referred to as the “Project Operating Cost Estimate”.

In 2005, we initiated the baseline studies necessary for development of an Environmental Impact Statement (“EIS”).  We completed an initial Plan of Operations (“PoO”), which the BLM accepted in September 2006.  In December 2006, the BLM selected an environmental firm to complete the EIS for the Mt. Hope Project.  The Company worked diligently with the environmental firm to complete the EIS.  On January 16, 2014, we filed a technical report (the “January 2014 Technical Report”) prepared in accordance with National Instrument 43-101 Standards of Disclosure for Mineral Projects of the Canadian Securities Administration (“NI 43-101”) for the Mt. Hope Project, estimating molybdenum reserves and resources, production, capital and operating cost parameters and project economics.  The NI 43-101 is a codified set of rules and guidelines for reporting and displaying information related to mineral properties owned by, or explored by, companies which report these results on stock exchanges within Canada. The completed report estimates molybdenum reserves and resources, production, capital and operating cost parameters, along with project economics.

The January 2014 Technical Report stated a proven and probable mineral reserve containing 984.6 million tons averaging 0.070% sulfide molybdenum, resulting in 1.4 billion pounds (1.1 billion pounds owned by us), of which 1.2 billion pounds (1.0 billion pounds owned by us) are estimated to be recoverable (molybdenum pounds contained in Technical Grade Molybdenum Oxide (“TMO”)).  The proven and probable mineral reserves (eight-phase base plan) stated in the January 2014 Technical Report were developed at a price of $12.00/lb of molybdenum (“Mo”).  Since the filing of the January 2014 Technical Report the molybdenum price has declined and the proven and probable mineral reserve has been updated and is shown in the section “Reserves and Mineralized Material” found later in this filing.  In conjunction with the filing of this report, we have updated the reserve and resources estimates using an $8.40/lb molybdenum (“Mo”) three-year backward average price.  This six-phase mine plan results in a life of mine pretax average cash cost per pound Mo of $6.83 and a pretax average cash cost plus royalties per pound Mo of $7.55, while the unoptimized pushback represents a mine design price of $8.67/lb.  This six-phase plan can revert to the eight-phase base plan at any time if molybdenum prices improve.  Other than this reserve estimate update, there have been no subsequent updates to the January 2014 Technical Report.

The Mt. Hope Project — the Mt. Hope Lease

The Mt. Hope Project is owned/leased and will be operated by Eureka Moly, LLC (the “LLC”) under the LLC Agreement, described below under “Mt. Hope Project Ownership”.  The LLC currently has a lease (“Mt. Hope Lease”) with Mount Hope Mines, Inc. (“MHMI”) for the Mt. Hope Project for a period of 30 years from October 19, 2005 and for so long thereafter as operations are being conducted on the property.  The lease may be terminated earlier at the election of the LLC, or upon a material breach of the lease and failure to cure such breach.  If the LLC terminates the lease, termination is effective 30 days after receipt by MHMI of written notice to terminate the Mt. Hope Lease and no further payments would be due to MHMI.  If MHMI terminates the lease, termination is effective upon receipt of a notice of termination of a material breach, representation, warranty, covenant or term contained in the Mt. Hope Lease and followed by failure to cure such breach within 90 days of receipt of a notice of default.  MHMI may also elect to terminate the Mt. Hope Lease if the LLC has not cured the non-payment of obligations under the lease within 10 days of receipt of a notice of default.

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

Royalties, Agreements and Encumbrances

Advance Royalty

The Mt. Hope Lease requires a royalty advance (“Construction Royalty Advance”) of 3% of certain construction capital costs, as defined in the Mt. Hope Lease.  The LLC is obligated to pay a portion of the Construction Royalty Advance each time capital is raised for the Mt. Hope Project based on 3% of the expected capital to be used for those certain construction capital costs defined in the Mt. Hope Lease.  Through December 31, 2016, we have paid $24.6 million of the total Construction Royalty Advance.  Based on our Mt. Hope Project capital budget we estimate that a final reconciliation payment on the Capital Construction Cost Estimate (the “Estimate”) will be due following the commencement of commercial production, after as-built costs are definitively determined.  The Company estimates that, based on the revised capital estimate discussed above and the current timeline for the commencement of commercial production, an additional $4.2 million will be due approximately 24 months after the commencement of construction.  This amount was accrued as of December 31, 2016.  The capital estimates will be subject to escalation as the Company experiences continued delays associated with current market conditions and its ability to seek and obtain full financing for the Mt. Hope Project.

The LLC is also obligated to make a minimum annual advance royalty payment (“Annual Advance Royalty”) of $0.5 million each year for any year wherein commercial production has not been achieved or the MHMI Production Royalty (as hereinafter defined) is less than $0.5 million.  As commercial production is not anticipated to commence before late-2019, the Company has also accrued $1.5 million in Annual Advance Royalty payments which will be due in three $0.5 million installments in October 2017, 2018, and 2019, respectively.  The 2016 payment was made on October 19, 2016.  The Estimate and the Annual Advance Royalty are collectively referred to as the “Advance Royalties.”  All Advance Royalties are credited against the MHMI Production Royalties once the mine has achieved commercial production.  After the mine begins production, the LLC estimates that the MHMI Production Royalties will be in excess of the Annual Advance Royalties for the life of the Mt. Hope Project.  Until the advance royalties are fully credited, the LLC will pay one half of the calculated Production Royalty annually.  Assuming a $12 molybdenum price, the Annual Advance Royalties will be consumed within the first five years of commercial production.

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

Pursuant to the terms of the LLC Agreement, POS-Minerals made its first and second capital contributions to the LLC totaling $100.0 million during the year ended December 31, 2008 (“Initial Contributions”).  Additional amounts of $100.7 million were received from POS-Minerals in December 2012, following receipt of major operating permits for the Mt. Hope Project, including the Record of Decision (“ROD”) from the U.S. Bureau of Land Management (“BLM”), which has since been vacated, see “Permitting Considerations” below.

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

The original Return of Contribution amount of $36.0 million due to POS-Minerals is reduced, dollar for dollar, by the amount of capital contributions for equipment payments required from POS-Minerals under approved budgets of the LLC, as discussed further below.  As of December 31, 2016, this amount has been reduced by $2.4 million, consisting of 20% of an $8.4 million principal payment made on milling equipment in March 2015, a $2.2 million principal payment made on electrical transformers in April 2015, and a $1.2 million principal payment made on milling equipment in April 2016, such that the remaining amount due to POS-Minerals is $33.6 million.  If Nevada Moly does not fund its additional capital contribution in order for the LLC to make the required Return of Contributions to POS-Minerals set forth above, POS-Minerals has an election to either make a secured loan to the LLC to fund the Return of Contributions, or receive an additional interest in the LLC estimated to be 5%.  In the latter case, Nevada Moly’s interest in the LLC is subject to dilution by a percentage equal to the ratio of 1.5 times the amount of the unpaid Return of Contributions over the aggregate amount of deemed capital contributions (as determined under the LLC Agreement) of both parties to the LLC (“Dilution Formula”).  At December 31, 2016, the aggregate amount of deemed capital contributions of both members was $1,081.9 million.

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

In November 2012, the Company and POS-Minerals began making monthly pro rata capital contributions to the LLC to fund costs incurred as required by the LLC Agreement.  The interest of a party in the LLC that does not make its monthly pro rata capital contributions to fund costs incurred is subject to dilution based on the Dilution Formula.  The Company and POS-Minerals consented, effective July 1, 2013, to Nevada Moly accepting financial responsibility for POS-Minerals’ 20% interest in costs related to Nevada Moly’s compensation and reimbursement as Manager of the LLC, and certain owners’ costs associated with Nevada Moly’s ongoing progress to complete project financing for its 80% interest, resulting in $2.9 million paid by Nevada Moly on behalf of POS-Minerals during the term of the consensual agreement, which ended on June 30, 2014.  From July 1, 2014 to December 31, 2014, POS-Minerals once again contributed its 20% interest in all costs incurred by the LLC.  Subject to the terms above, all required monthly contributions have been made by both members.

Effective January 1, 2015,  Nevada Moly and POS-Minerals signed an amendment to the LLC Agreement under which a separate $36.0 million belonging to Nevada Moly, held by the LLC in a reserve account established in December 2012, is being released for the mutual benefit of both members related to the jointly approved Mt. Hope Project expenses through 2021.  In January 2015, the reserve account funded a reimbursement of contributions made by the members during the fourth quarter of 2014, inclusive of $0.7 million to POS-Minerals and $2.7 million to Nevada Moly.  The funds are now being used to pay ongoing expenses of the LLC until the Company obtains full financing for its portion of the Mt. Hope Project construction cost, or until the reserve account is exhausted.  Any remaining funds after financing is obtained will be returned to the Company.  The balance of the reserve account was $13.0 million and $16.6 million at December 31, 2016 and December 31, 2015, respectively.

Agreement with Hanlong (USA) Mining Investment, Inc. (“Hanlong”)

On December 20, 2010, we entered into a Stockholder Agreement (the “Stockholder Agreement”) with Hanlong in connection with a Tranche 1 closing under a Securities Purchase Agreement dated March 4, 2010 (the “Purchase Agreement”) between us and Hanlong.

The Purchase Agreement with Hanlong was terminated in August 2013, though certain provisions of the Purchase Agreement and Stockholder Agreement remained in effect, and, as a result of the Tranche 1 closing, Hanlong was entitled to nominate one director to our Board so long as it maintained at least a 10% fully diluted interest in the Company.  Hanlong’s ownership interest on a fully diluted basis has decreased to less than 6%.  In February 2016, the Governance and Nominating Committee of the Company’s Board of Directors determined it would not renominate the

Hanlong representative to the Board as its beneficial ownership of the Company’s common stock on a fully diluted basis had fallen below 10%. As a result, the term of Hanlong’s designated director expired at the Annual Meeting in June 2016.

Agreement with AMER International Group (“AMER”)

Private Placement

In April 2015, the Company and AMER entered into a private placement for 40.0 million shares of the Company’s common stock and warrants (the “AMER Warrants”) to purchase 80.0 million shares of the Company’s common stock, priced using the trailing 90-day volume weighted average price (“VWAP”) of $0.50 on April 17, 2015, the date the Investment and Securities Purchase Agreement (“AMER Investment Agreement”) was signed.  We  received stockholder approval of the transaction at our 2015 Annual Meeting.

On November 2, 2015, the Company and AMER entered into an amendment to the AMER Investment Agreement, restructuring the transaction into a three-tranche investment.  The first tranche of the amended AMER Investment Agreement closed on November 24, 2015 for a $4.0 million private placement representing 13.3 million shares, priced at $0.30 per share, and the AMER Warrants, which will become exercisable upon availability of an approximately $700.0 million senior secured loan (“Bank Loan”). The funds received from the $4.0 million private placement have been divided evenly between general corporate purposes and an expense reimbursement account available to both AMER and the Company to cover anticipated Mt. Hope financing costs and other jointly sourced business development opportunities. In addition, AMER and General Moly entered into a Stockholder Agreement allowing AMER to nominate a director to the General Moly Board of Directors, additional directors following the close of Tranche 3, discussed below, and drawdown of the Bank Loan.  The Stockholder Agreement also governs amer’s acquisition and transfer of General Moly shares.  Prior to closing, the parties agreed to eliminate certain conditions to closing.  Following the closing, AMER nominated Tong Zhang to serve as a director of the Company, and he was appointed to the Board of Directors on December 3, 2015.

The second tranche of the amended AMER Investment Agreement will include a $6.0 million private placement representing 12.0 million shares, priced at $0.50 per share. $5.0 million of the $6.0 million will be used for general corporate purposes and $1.0 million will be set aside for the expense reimbursement account discussed above. Closing of the second tranche is contingent on the Nevada State Engineer restoring permits for the Mt. Hope Project's water rights, discussed below, and for the price of molybdenum to average in excess of $8/lb for a 30 consecutive calendar day period.

The third tranche of the amended AMER Investment Agreement will include a $10.0 million private placement representing 14.7 million shares, priced at $0.68 per share. Closing of the third tranche is contingent on a final adjudication of the Mt. Hope Project's water rights through the Nevada courts or settlement, if further protests and appeals result from the issuance of the water permits, and for the price of molybdenum to average in excess of $12/lb for a 30 consecutive calendar day period. After the third tranche of the agreement closes, AMER will be entitled to nominate a second director to General Moly’s Board of Directors.

The amended AMER Investment Agreement created a strategic partnership between the Company and AMER to assist in obtaining full financing for the Mt. Hope Project.  The issuance of shares in connection with the second and third tranches of the AMER Investment Agreement may be subject to General Moly stockholder approval.

In addition to the AMER Investment Agreement, the Company and AMER are jointly evaluating other potential opportunities, ranging from outright acquisitions, privatizations, or significant minority interest investments.  The current focus is on base metal prospects in North America, where the Company would benefit from management fees, minority equity interests, or the acquisition of both core and non-core assets.  Through December 31, 2016, the Company and AMER have spent approximately $0.8 million from the expense reimbursement account described above in connection with such evaluations.

Bank Loan

AMER has agreed to work cooperatively with the Company upon the return of improved molybdenum prices to procure and support a Bank Loan of approximately $700 million from a major Chinese bank or banks for development of the Mt. Hope Project. AMER will guarantee the Bank Loan, which is anticipated to have normal and customary covenants and security arrangements.

When documentation is complete and drawdown of the approximately $700 million Bank Loan becomes available, the AMER Warrants will become exercisable by AMER at $0.50. After drawdown of the Bank Loan, AMER will be entitled to nominate a third Director to General Moly’s Board of Directors. All conditions under the warrant agreement must be completed no later than April 17, 2017 in order for the AMER Warrants to vest and become exercisable, pending potential renegotiation of the AMER Investment Agreement, including extension of the April 17th deadline.

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

Permitting

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

Environmental Inventories

There are certain environmental evaluations that routinely must be completed in order to provide the information against which project impacts are measured.  Both the BLM and Nevada Department of Environmental Protection (“NDEP”) have requirements to profile existing conditions and to evaluate what effects will result from developing the Mt. Hope Project.

Reports summarizing background information on geology, air quality, soils, biology, water resources, wildlife, vegetation, noise, visual resources, social and economic conditions, and cultural resources have been assembled and have been submitted to the appropriate regulatory agencies.  These reports have been approved during the permitting process.

Mt. Hope Permitting Requirements

The Mt. Hope Project requires both federal and state permits before construction and operations can commence.  Major permits required for the Mt. Hope Project include the ROD, a BLM issued permit, water appropriation permits from the Nevada Division of Water Resources, the WPC permit and Reclamation Permit from the NDEP—BMRR, received in November 2012, and an Air Quality Permit (“AQP”) from the NDEP—Bureau of Air Pollution Control (“BAPC”), received in May 2012.

The BLM prepared an EIS analyzing the environmental impacts of the Mt. Hope Project and alternatives in accordance with the National Environmental Policy Act (“NEPA”).  Upon completion and approval of the EIS, in November 2012, the BLM issued the ROD for the Mt. Hope Project, authorizing development of the Mt. Hope Project, since vacated by the U.S. Court of Appeals for the Ninth Circuit, discussed below.  On April 23, 2015, the BLM issued a Finding of No Significant Impact (“FONSI”), supporting their Decision to approve an amendment to the PoO.  The ROD and FONSI/Decision approve the Plan of Operations (“PoO”) and amended PoO, respectively, for construction and operation of the mining and processing facilities and also grant the Right-of-Way, and amended Right-of-Way, respectively, for a 230kV power transmission line, discussed below.  Monitoring and mitigation measures identified in the ROD and FONSI, developed in collaboration with the regulatory agencies involved throughout the permitting process, will avoid, minimize, and mitigate environmental impacts, and reflect the Company’s commitment to operate the Mt. Hope Project to the highest environmental standards.

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

Thereafter, on September 22, 2014, the Plaintiffs filed their notice of appeal to the U.S. Court of Appeals for the Ninth Circuit (“Ninth Circuit”) of the U.S. District Court’s dismissal.  Oral argument of the parties before the Ninth Circuit was completed on October 18, 2016.  On December 28, 2016, the Ninth Circuit issued its Opinion rejecting many of the arguments raised by the Plaintiffs challenging the Environmental Impact Statement ("EIS") completed for the Mt. Hope Project, issuing a narrow reversal of the BLM's findings related to air quality analysis.  Because of this technical deficiency, the Court vacated the ROD, and is requiring the BLM to conduct additional evaluation of air quality impacts and resulting cumulative impact analysis under the NEPA.

Other challenges were also rejected by the Ninth Circuit concerning potential impacts addressed in the Plan of Operations and discussed in the vacated ROD primarily related to geochemistry and the associated potential for acid generation from waste rock, the water quality in the post-mining pit lake, and the potential mobilization of constituents in the tailings, as well as other significant potential impacts including effects of groundwater pumping on existing water rights and/or surface water flows, reduction of wildlife habitat (including a federally listed sensitive species) and the socioeconomic impact to the community of Eureka, NV.  Extensive laboratory testing has been conducted to fully evaluate the geochemistry of all material types that will be mined.  The waste rock disposal facilities and tailing impoundment designs incorporate components to minimize potential impacts, consistent with accepted and demonstrated industry practices.  Hydrological and geochemical computer modeling predicts that the post-mining pit lake water quality will not pose a threat to wildlife and will therefore not require treatment. A detailed reclamation plan has been developed to re-establish post-mining land uses, including wildlife habitat.  Other resource-specific mitigation plans have been developed, including those for wild horses and burros, bats, cultural resources, the Pony Express Trail, sage grouse habitat, water resources, and fugitive dust.

The Company is confident in the BLM’s process and is working closely with the agency to supplement certain of the baseline studies and data acquisition used to support reissuance of the ROD and looks forward to completing the necessary public review to receive a new ROD for the eventual construction and operation of the Mt. Hope Project.

Environmental regulations related to reclamation require that the cost for a third-party contractor to perform reclamation activities on the minesite be estimated.  The original $75.1 million reclamation cost estimate was the basis for the required financial guarantee amount, and represents the reclamation obligation for the first phase (approximately equivalent to the first 3 years) of operations.  The LLC was required to post a financial instrument held by the BLM to provide a guarantee that this amount will be available to BLM and the Nevada Department of Environmental Protection (“NDEP”) for use in conducting reclamation should the LLC become insolvent or default on our reclamation obligations.  As a result of delays in financing for the construction of the Mt. Hope Project, we submitted a second PoO amendment to the BLM in October, 2015, to reduce our reclamation liability to current surface disturbance.  Simultaneously, we submitted an application to NDEP-Bureau of Mining Regulation and Reclamation (“BMRR”) to modify the Reclamation permit to reflect this reduced reclamation liability. On October 26, 2015, NDEP-BMRR approved the proposed permit modification, including the reduced reclamation liability amount.   On December 21, 2015, BLM approved the PoO amendment, including the reduction of the reclamation liability to approximately $2.8 million.  We worked with the LLC’s reclamation surety underwriters to satisfy the reduced $2.8 million financial guarantee requirements for the Mt. Hope Project.  As of December 31, 2016, the surety bond program is funded with a cash collateral payment of $0.3 million, a reduction from the $4.6 million established in November 2014, resulting in a $4.3 million net return of collateral received by the LLC in February 2016.

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

The PUCN permit allows the LLC to build the transmission infrastructure in a timely manner and provide the necessary capacity to power construction activities and Mt. Hope Project operations. Construction of the transmission line will also include upgrades to the existing Machacek Substation near Eureka that will improve the reliability of electrical power to the community.  At full production, the Mt. Hope Project will have a total electrical demand load of approximately 75 megawatts. Transmission capacity will be secured using a network services agreement and the LLC will negotiate for generating capacity prior to Mt. Hope Project commissioning activities, which will be available once the power line is constructed and energized.

Water Pollution Control Permit—Nevada Division of Environmental Protection—Bureau of Mining Regulation and Reclamation

Environmental regulations related to reclamation require that the cost for a third-party contractor to perform reclamation activities on the mine site be estimated.  The BMRR administers the programs for the WPC Permit and the Reclamation Permit, both of which are required for the Mt. Hope Project.  The WPC Permit program specifies design criteria for containment of process fluids and mandates development of monitoring, operational, and closure plans.  The Reclamation Permit approves the proposed reclamation methods, specifies reclamation objectives, and requires bonding based on the reclamation cost estimate.  We received the WPC Permit and the Reclamation Permit in November 2012.

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

Preliminary Construction Activity Halted

The LLC initiated preliminary construction activities on the Mt. Hope Project in early January 2013 during a period in which market conditions were conducive to construction financing, including early wellfield development and clearing and grubbing of terrain.  Completion of the wellfield and water distribution system is a key item necessary to begin major construction activities.  Preliminary work also included clearing the open pit minesite, millsite, tailings dam and administrative office areas.  All preliminary construction activity was halted in the spring of 2013 and remains suspended as a result of the current molybdenum market, which along with the October 2015 decision of the Nevada

Supreme Court concerning our water rights, discussed above, and the recent decision of the Ninth Circuit which vacated the ROD, has affected our ability to obtain financing for construction of the Mt. Hope Project.

Water Rights Considerations

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

On November 23, 2015, the Nevada Supreme Court issued its Remittitur to the District Court for the County of Eureka for further proceedings consistent with its Opinion.  On March 14, 2016, we received the District Court’s Order vacating the 3M Plan, denying the applications and vacating the permits issued by the State Engineer.  The Company filed a Motion to Alter or Amend Judgment with the District Court, requesting the District Court amend its Order and remand the water permits and 3M Plan to the State Engineer to allow further proceedings to address the mitigation issues raised by the Nevada Supreme Court.  The District Court denied the Motion on June 1, 2016.  The State Engineer has filed an appeal to the Nevada Supreme Court concerning the District Court’s interpretation of the Supreme Court’s Opinion and has also argued that the District Court acted in excess of its judicial authority in violation of Nevada’s Constitution and Statutes.  The Company has filed a similar appeal to the Nevada Supreme Court.

Notwithstanding the pendency of the appeal to the Nevada Supreme Court, the Company is working, as expeditiously as possible, to reobtain its water permits with the new change applications that it has filed with the State Engineer, following the Nevada Supreme Court’s September Order.  On August 23, 2016, Eureka County filed a Writ of Prohibition or Mandamus to the Nevada Supreme Court seeking the Supreme Court’s intervention to stop further action by the State Engineer while the appeal discussed above of the District Court Order is pending.  As ordered by the Supreme Court, answers and responses to the Writ were filed by October 21, 2016.  The State Engineer has stopped any action on our applications pending an outcome of the Writ from the Supreme Court.  Along with the State Engineer, we oppose the basis for filing the Writ, and believe the State Engineer can proceed with the review of our applications notwithstanding the appeal to the Supreme Court of the District Court Order.  In the interim, we are continuing to advocate the authority of the State Engineer to act on our applications.  In hearings to be held before the State Engineer, the Company will provide additional evidence of its ability to successfully mitigate any potential impacts to water rights in Kobeh Valley that could result from the Mt. Hope Project’s new change applications for water use.

Equipment and Supply Procurement

Through December 31, 2016, the LLC has made deposits and/or final payments of $87.2 million on equipment orders.

In 2012, the LLC issued a firm purchase order for eighteen haul trucks.  The order provides for delivery of those haul trucks required to perform initial mine development, which will begin several months prior to commercial production.  Non-refundable down-payments of $1.2 million were made in 2012, with pricing subject to escalation as the trucks were not delivered prior to December 31, 2013.  Since that time, the LLC has renegotiated the timelines for truck delivery and delayed deliveries into December 2017.  The contract is cancellable with no further liability to the LLC.

Also in 2012, the LLC issued a firm purchase order for four mine production drills with a non-refundable down-payment of $0.4 million, and pricing was subject to escalation if the drills were not delivered by the end of 2013.  Since that time, the LLC renegotiated the contract to further delay delivery into December 2017.  The contract remains cancellable with no further liability to the LLC.

On June 30, 2012, the LLC’s contract to purchase two electric shovels expired.  On July 11, 2012, we signed a letter of intent with the same vendor providing for the opportunity to purchase the electric shovels at prices consistent with the expired contract, less a special discount in the amount of $3.4 million to provide credit to the LLC for amounts paid as deposits under the expired contract.  The letter of intent provides that equipment pricing will remain subject to inflation indexes and guarantees production slots to ensure that the equipment is available when required by the LLC.  In January 2016, the parties agreed to extend the letter of intent through December 31, 2018, and since then have renegotiated the contract to further delay delivery in to December 2018.

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

Local Resources and Infrastructure

The town of Eureka, Nevada is approximately 21 miles to the south of the Mt. Hope Project, via Route 278.  The infrastructure requirements to support the mine and mill concentrator consist of bringing power and water to the property, commensurate with the operational requirements, including developing a water wellfield within the Kobeh Valley water basin, constructing site access roads, constructing maintenance shops for the mine and plant administrative offices, constructing a potable water supply system, constructing septic drain field systems, installing emergency power generators and propane gas tanks, and installing facilities for project communications.  A 230kV power line is expected to be developed from the Machacek substation near Eureka to the minesite.

Water Rights and Surface Rights

Planned water wells, located approximately 6 miles to the southwest of the planned operating facilities, are anticipated to supply approximately 7,000 gallons per minute to the Mt. Hope Project.  Exploration for water is sufficiently advanced to identify the source of water that will be used for all project water needs, with final fresh water development to occur during the construction of the project.  (See “—Permitting — Mt. Hope Permitting Requirements — Water Appropriation Permits—Nevada Division of Water Resources” above for a discussion of the current status of our applications for water rights for use in the Mt. Hope Project).

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

Ore to Be Mined

The table below summarizes the ore grades we would expect to mill under an $8.00/lb Mo open pit design:

Mill Feed Ore Statistics

		Average
		Grade	Mo
Category	Ktons	Sulfide Mo%	Recovery %
Ore in Years 1-5	120,736	0.094	89.8
Ore in Years 1-10	242,441	0.086	89.5
Ore Life of Mine	367,385	0.079	89.3

Based on these estimates, from the inception of production through year 16, the mill will process 367 million tons of ore at an average ore grade of 0.079% sulfide molybdenum (“sulfide Mo”).  Waste material totaling 818 million tons will also be mined and stockpiled on site.

If the molybdenum price is above $12.00/lb, the Mt. Hope Project will operate under a $12.00/lb Mo open pit design.  Based on this design, from the inception of production through year 34, the mill would process 820 million tons of ore at an average ore grade of 0.076% sulfide Mo.  During the active mining period, low-grade ore totaling 165 million tons with an average ore grade of 0.039% sulfide Mo will be stockpiled for later feed into the mill from years 34 through 41.  Waste material totaling 1.7 billion tons will also be mined and stored on site.

During the first thirteen years of production, there would be no meaningful change in ore tonnage and grades between the $8.00 and $12.00 designs.  The divergence would come in later years resulting in the economic processing of lower grade ores at higher molybdenum prices.

Mining

The Mt. Hope Project is planned for production by conventional large-scale, hardrock, open-pit mining methods.  The mine plan provides for primary loading with a fleet of two electric cable shovels, one hydraulic shovel, and one front-end loader.  The mine fleet is expected to include 24 240-ton trucks by the end of the first full year of production.  Once construction commences, the LLC anticipates engaging a contractor to perform approximately 10 months of pre-production stripping concurrent with the initial phases of construction of the Mt. Hope Project.

Ore will be hauled directly to the crusher at the southeast side of the pit.  Waste will be delivered to one of four waste sites located around the mine.  One low grade stockpile will be located to the east of the pit.  The low-grade material will be re-handled and processed through the plant following the initial mining of higher grade ore.

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

•

Flotation Circuit—Following the grinding circuit, the ore will be processed in a conventional flotation plant.  The molybdenum ore will be treated through two banks of rougher/scavenger flotation, one stage of first cleaners followed by regrind, and six additional stages of cleaner flotation.  Some molybdenum concentrates with higher levels of included metals will be treated through a concentrate leach facility to produce the cleaned, final molybdenum concentrate.  Metallurgical results have indicated that an estimated mill recovery of approximately 89% is achievable across grades ranging from 0.04% through 0.10% molybdenum (“Mo”) with final concentrate grades of approximately 54% to 56% Mo.

•

Roaster Circuit—Molybdenum concentrate will be further processed in two multi-hearth roasters to produce technical grade molybdenum trioxide product.  The roasting facility will provide a fully integrated process.

Tailing Facility

The proposed mining and processing operation is expected to produce approximately 24 million tons of tailing (including gypsum generated by the scrubber) per year.  The tailing storage facility layout provides for the construction of one tailing impoundment that could contain approximately 30 years of operations.  The tailing impoundment will be constructed with plastic liners to provide for groundwater protection.

Reserves and Mineralized Material

Based on the $8.00/lb Mo pit design, the new statement of proven reserves totals 177.5 million tons of ore at an average grade of 0.094% molybdenum and probable reserves totaling 189.8 million tons of ore at an average grade of 0.066% molybdenum, as summarized below:

Statement of Reserves and Mineralized Material

Units = Short Tons

Reserves

Cutoff Grade	Proven Reserves		Probable Reserves		Proven+Probable Reserves
		Grade		Grade		Grade
Sulfide Mo	Ktons	Sulfide Mo	Ktons	Sulfide Mo	Ktons	Sulfide Mo

0.039%	177,537	0.094%	189,848	0.066%	367,385	0.080%

Additional Mineralized Material

Cutoff Grade	Mineralized Material
		Grade
Sulfide Mo	Ktons	Sulfide Mo

0.025	682,460	0.061%

Footnotes to Statements of Reserves and Mineralized Material

Reserve tons are tabulated at the cutoff grade of 0.039% Sulfide Mo.  The reserve pit design is based on a molybdenum price of $8.00/lb molybdenum in the saleable form of molybdenum tri-oxide (“TMO”).  As of December 31, 2016, the approximate three-year backward average price for molybdenum was $8.40/lb and the weekly spot price for molybdenum on the same date was approximately $6.70/lb.

The reserve at the Mt. Hope Project is based on a revised, non-optimized mine plan and production schedule which was supervised by John M. Marek, P.E., President, Independent Mining Consultants, as a Qualified Person.  Mr. Marek also served as the Qualified Person for the January 2014 Technical Report entitled, “Mount Hope Project, Form 43-101F1 Technical Report Feasibility Study, January 15, 2014” and, among others, was specifically responsible for Chapter 14 Mineral Resource Estimates and Chapter 15 Mineral Reserves Estimates, of the report.  If the current three-year backward average price for molybdenum is applied to the estimated mineral sales from the $8.00/lb Mo pit  mine plan and schedule, the total of the non-discounted forward-looking cash flows is positive.  On that basis, the stated reserve is not impaired.

The reserve at the Mt. Hope Project is based on a block model that utilized the statistical process of Indicator and Ordinary Linear Kriging constrained by appropriate rock type and grade boundaries.  Floating cone pit design algorithms were used to establish the guidelines to design the reserve pit.  Mine planning utilized conventional mine equipment to prepare mine cost estimates.

Mineralized material is tabulated within the $12.00/lb pit outline that defined the previous reserves in January of 2014.  The additional mineralized material is proven and probable category above a 0.025% Sulfide Mo cutoff that is inside of the historic $12.00/lb Mo pit but does not include the reserve material contained in the $8.00/lb Mo pit.

The metallurgical recovery applied to the financial models used in the determination of reserves was variable by grade, with 89.8% for the first five years of mining, 89.5% for the first ten years, and 89.3% for the life of mine.  The molybdenum roaster recovery was held constant at 99.2%.

Capital & Operating Cost Estimates

The development of the Mt. Hope Project has a Project Capital Estimate of $1,312 million, which includes development costs of approximately $1,245 million and $67 million in cash financial guaranty/bonding requirements, advance royalty payments, and power pre-payment estimates.  These capital costs were updated in the third quarter of 2012, and were then escalated by approximately 3% in the third quarter of 2013, for those items not yet procured or committed to by contract.  The Mt. Hope Project has not materially changed in scope and remains currently designed at approximately 65% engineering completion, with solid scope definition.  The pricing associated with this estimate remains subject to escalation associated with equipment, construction labor and commodity price increases, and project delays, which will continue to be reviewed periodically.  The Project Capital Estimate does not include financing costs or amounts necessary to fund operating working capital and potential capital overruns, is subject to additional holding costs as financing activities for construction of the Mt. Hope Project are delayed, and may be subject to other escalation and de-escalation as contracts and purchase arrangements are finalized at then current pricing.  From October 2007 through the year ended December 31, 2016, the LLC spent approximately $285.8 million of the estimated $1,312 million on development of the Mt. Hope Project.

The LLC’s Project Operating Cost Estimate (for the $8.00/lb. mineral reserve) forecasts molybdenum production of approximately 41 million pounds per year for the first five years of operations at estimated average direct operating costs of $6.13 per pound based on $90 per barrel oil equivalent energy prices.  The Costs Applicable to Sales (“CAS”) per pound, including anticipated royalties calculated at a market price of $15 per pound molybdenum, are anticipated to average $6.70 per pound for the first 5 years.  For a reconciliation of direct operating costs, a non-GAAP measure, to CAS, see “—Description of the Mt. Hope Project—Reserves and Mineralized Material—Production and Operating Cost Estimates” below.  These cost estimates are based on 2013 constant dollars and are subject to cost inflation or deflation.

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

Furthermore, ongoing replacement and sustaining mine equipment and process plant capital over a $12.00/lb Mo pit 41-year operating life is currently estimated to be approximately $786 million (in 2013 dollars).  For a shorter mine life of 16 years ($8.00 pit), the sustaining capital would be $222 million.  These amounts exclude financing costs, amounts necessary to fund operating working capital, or reclamation.  We expect that these cost estimates will continue to evolve over time based on changes in the industry-wide cost structure as well as changes in our operating strategies and initiatives for the project.

Pricing

The worldwide molybdenum price fluctuated between approximately $5.30 per pound in 2003 to over $40.00 per pound in 2005 and traded in the mid-$30s per pound prior to October 2008, when prices fell from approximately $33.50 per pound to $7.70 per pound in April 2009 as a result of the global financial crisis.  Subsequent to April 2009, prices slowly rose finishing 2009 at $12.00 per pound and further increasing to finish 2010 at $16.40 per pound.  By the end of 2011, prices had pulled back to $13.30 per pound, then decreased further to approximately $9.80 per pound at the conclusion of 2013, and fell further to approximately $9.10 per pound by the end of 2014.  Beginning in September 2014, molybdenum price experienced a sharp pullback reflecting softening spot market molybdenum demand and a strengthening U.S. dollar, amongst other factors.  Weekly molybdenum prices trended downward during 2015 from a high of $9.60 per pound in January 2015 to a low of approximately $4.60 per pound in November 2015, representing a retracement to a level last seen in 2003.  The continued weak molybdenum market mirrored a general softening in commodities across the board.

During 2015, molybdenum demand remained weak as end-use industries of steel and energy were impacted by slowing global economies. The CPM Group noted that molybdenum supply from mine production decreased in 2015 and is expected to continue to contract in 2016, especially in primary molybdenum mine production. A slow price recovery since year end 2015 has produced a range between $5.20 and $8.10 per pound during 2016.  According to CPM Group, the current molybdenum price at the end of February 2017 was $7.90 per pound, a 52% increase over the lowest price since January 2016. In February 2017, CPM Group forecast that molybdenum prices would range between $6.60 and $12.75 per pound on an annual average basis through 2020 and would gradually rise to $15.20 by 2025.

Production and Operating Cost Estimates

Production over the life of the Mt. Hope Project is estimated to be 517 million pounds of saleable molybdenum on a 100% basis ($8.00/lb reserve).  Average yearly production over the first full five years is estimated at 41 million pounds of molybdenum.  Direct operating costs for the Mt. Hope Project over the first full five years of operation are anticipated to average $6.18 per pound, using $90 per barrel oil equivalent energy costs, and CAS per pound over the first full five years of operation, including anticipated royalties calculated at $15 per pound molybdenum, are anticipated to average $6.84 per pound.  Life of mine CAS are estimated to be approximately $7.61 per pound of molybdenum at $90 per barrel oil, inclusive of anticipated royalty payments calculated at $15 per pound molybdenum.  These cost estimates are based on 2013 constant dollars and are subject to cost inflation or deflation.  The Company will update the operating cost projections with new commodity pricing adjustments at the time of project construction restart.

The LLC’s Project Operating Cost Estimate (for the $8.00/lb. reserve) forecasts molybdenum production of approximately 41 million pounds per year for the first five years of operations at estimated average direct operating costs of $6.13 per pound based on $90 per barrel oil equivalent energy prices.  The Costs Applicable to Sales (“CAS”) per pound, including anticipated royalties calculated at a market price of $15 per pound molybdenum, are anticipated to average $6.70 per pound for the first 5 years.

Reconciliation between CAS, a measure based on accounting principles generally accepted in the United States of America (“GAAP”), and direct operating costs, a non-GAAP measure, is provided in the table below.

Description	First Five Years	Life of Mine
Direct operating costs	$6.13	$6.83
Royalty payments (1)	0.57	0.72
Total CAS	$6.70	$7.55

(1)	Royalty payments are a function of assumed molybdenum prices realized. The above calculation assumes a molybdenum price of $15.00 per pound.

These cost estimates are based on 2013 constant dollars and are subject to cost inflation or deflation.  The US Bureau of Labor Statistics “Producer Price Index by Commodity for Intermediate Demand by Commodity Type: Processed Goods for Intermediate Demand” (WPSID61) dropped from a value of 200.0 used by General Moly for our analysis to 185.8 as of December 2016, indicating that our capital and operating cost estimates are still valid and conservative.

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

On January 30, 2007, we purchased Equatorial Mining North America, Inc. and its two subsidiaries, which owned a 12% net smelter returns royalty on the Liberty Project, from Equatorial Mining Pty. Limited, effectively eliminating all third-party royalties on the property.  The consideration paid for the Equatorial acquisition was $4.8 million with an additional deferred payment of $6.0 million, which will be due upon commencement of commercial production at the property.  In connection with the transaction, we acquired $1.2 million in cash accounts and assumed all environmental liabilities on the reclaimed site.  We later purchased all outstanding mineral claims associated with this property that were not previously owned by us thus giving the Company 100% control over all mineral rights within the boundary of the property, as well as claims on BLM property adjacent to the patented grounds.

Since purchasing the Liberty Project, we completed two drilling programs that, combined with previous evaluation work performed by former owners, identified additional mineralization.  In April 2008, we completed a pre-feasibility study on the Liberty Project that detailed initial capital and operating costs, anticipated mining and milling rates and permitting requirements.  In 2011 the Company released an updated NI 43-101 compliant resource estimate and later the same year a pre-feasibility study detailing updated resource estimates and project economics was released.  Metallurgical and environmental work were advanced in 2013 with $0.2 million in external costs and use of dedicated internal resources.  In 2014, the Company more closely examined the use of existing infrastructure and copper potential of the property.  This work resulted in an updated NI 43-101 compliant pre-feasibility study released in July 2014 which developed a statement of mineral reserves under Canadian definitions.  Those definitions are not consistent with U.S. definitions.  Under Industry Guide 7, the Liberty deposit contains 309.2 million tons of mineralized material with a total molybdenum grade of 0.078% and a total copper grade of 0.098% using a $12.00/lb Mo pit. The Liberty Project is viewed by the Company as a follow-on project to the Mt. Hope Project that we intend to actively pursue following development of the Mt. Hope Project, dependent on market conditions.

The Liberty Project includes a previously mined open pit and a small heap leach facility, both developed by previous operators.  The Company continues to perform maintenance and reclamation activities on these facilities under a permit administered by NDEP.

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

Liberty Project Permitting Requirements

The majority of the Liberty Project area is located on fee lands and patented claims owned by the Company.  Unpatented claims administered by the BLM are on public ground and largely surround the open pit and waste stockpile areas.  BLM approval would be required prior to commencement of operations, including construction, which would likely include an EIS under NEPA.  A shorter EIS and state permitting process are anticipated for the Liberty Project as compared to the Mt. Hope Project as the project is located largely on privately held property with existing water rights, is located in a previously mined area in a mining friendly jurisdiction, and is sparsely vegetated due to the arid climate.

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

We may not be able to obtain, maintain or renew licenses, rights and permits required to develop or operate our mining projects, or we may encounter environmental conditions or requirements that would adversely affect our business

In the ordinary course of business, mining companies are required to seek governmental permits for expansion of existing operations or for the commencement of new operations. The LLC is required to obtain a ROD from the BLM, authorizing implementation of the Mt. Hope Project PoO.  As discussed above, the Ninth Circuit vacated the ROD which had approved the EIS for the Mt. Hope Project, rejecting air quality baseline metrics.  We are working with the BLM to supplement certain of the baseline studies and data acquisition used to support reissuance of the ROD.  The LLC is also required to obtain various state and federal permits including water protection, air quality, water rights and reclamation permits.  We may not be successful in reobtaining a ROD authorizing implementation of the Mt. Hope PoO or in obtaining a reissuance of our water permits from the Nevada State Engineer or in defending future appeals of the water permits, if reissued, or defending legal challenges to our other permits, which may affect our ability to maintain the permits.  In addition to requiring permits for the development of the Mt. Hope Project, we will need to obtain and modify various mining and environmental permits during the life of the project.  Obtaining, modifying, and renewing the necessary governmental permits is a complex and time-consuming process involving numerous jurisdictions and often requiring public hearings and substantial expenditures.  The duration and success of our efforts to obtain, modify or renew permits will be contingent upon many variables, some of which are not within our control.  Increased costs or delays could occur, depending on the nature of the activity to be permitted and the interpretation of applicable requirements implemented by the permitting authority.  All necessary permits may not be obtained and, if obtained, may not be maintained or renewed, or the costs involved in each case may exceed those that we previously estimated.  It is possible that the costs and delays associated with compliance with such standards and regulations could become such that we would not proceed with the financing, development or operation of the Mt. Hope Project.

The development of the Mt. Hope Project may continue to be delayed, which could result in increased costs or an inability to complete its development

The LLC may experience continued delays in developing the Mt. Hope Project.  These could increase its development costs, affect its economic viability, or prevent us from completing its development.  The timing of development of the Mt. Hope Project depends on many factors, some of which are beyond our and the LLC’s control, including:

•	Sustained low prices for molybdenum;

•	Timely availability of project financing to construct the Mt. Hope Project;

•	Timely availability of equipment;

•	Inability to obtain a reissuance of the ROD or reobtain water permits, and successfully defend subsequent appeals;

•	Continued appeals or unfavorable orders concerning our attempts to reobtain water rights, our 3M plan, our permits, including the ROD;

•	Completion of advanced engineering;

•	Timely availability of labor and resources from construction contractors throughout construction of the project; and

•	Volatility in foreign exchange and/or interest rates.

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

If certain conditions are not met under the AMER transaction documents, our ability to begin construction of the Mt. Hope Project could be delayed further

The additional investments by AMER in our common stock and the related proposed financing with a Chinese bank and the molybdenum supply agreement are subject to a number of conditions precedent, including increased molybdenum prices for a sustained period of time; reinstatement, final adjudication or settlement of any further appeal of our water permits by the Nevada State Engineer; and negotiation of acceptable loan terms with a Chinese bank.  These conditions may not be met, in which case our ability to begin construction of the Mt. Hope Project could be delayed further.

Past strong demand for molybdenum in China could be affected by future developments in that country

The Company is highly exposed to the Chinese market.  China’s demand for molybdenum could be substantially affected by an economic slowdown in China, financial or banking market conditions impacting investment, or an accelerated shift from infrastructure-led to service-oriented growth.  Increased federal regulatory oversight concerning our relationships with investors in China, as well as access of Chinese consumers to our products may become more burdensome.  Any or all of these may adversely affect the Company’s ability to obtain financing for construction of the Mt. Hope Project.

We require and may not be able to obtain substantial financing in order to fund the development and eventual operations of the Company and the LLC and if we are successful in raising additional capital, it may have dilutive and other adverse effects on our stockholders

If the actual costs to obtain financing and complete the development of the Mt. Hope Project are significantly higher than we expect, we may not have enough funds to cover these costs and we may not be able to obtain other sources of financing.  The failure to obtain all necessary financing would prevent the LLC from developing and eventually achieving production at the Mt. Hope Project and impede our ability to become profitable.  Our financing plan assumes that POS-Minerals will continue to make their required on-going capital contributions after we obtain financing or exhaust the reserve account as outlined in the LLC Agreement.  We may not be able to obtain financing necessary for developing and eventually achieving production at the Mt. Hope Project if these contributions are not made.

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

The volatility in metals prices is illustrated by the quarterly average price range from January 2002 through December 31, 2016 for molybdenum:  approximately $2.70 - $35.40 per pound.  The worldwide molybdenum price fluctuated between approximately $5.30 per pound in 2003 to over $40.00 per pound in 2005 and traded in the mid-$30s per pound prior to October 2008, when prices fell from approximately $33.50 per pound to $7.70 per pound in April 2009 as a result of the global financial crisis.  Subsequent to April 2009, prices slowly rose finishing 2009 at $12.00 per pound and further increasing to finish 2010 at $16.40 per pound.  By the end of 2011, prices had pulled back to $13.30 per pound, then decreased further to approximately $9.80 per pound at the conclusion of 2013, and fell further to approximately $9.10 per pound by the end of 2014.  Beginning in September 2014, molybdenum price experienced a sharp pullback reflecting softening spot market molybdenum demand and a strengthening U.S. dollar, amongst other factors.  A slow price recovery since year end 2015 has produced a range between $5.20 and $8.10 per pound during 2016.  Although we estimate the Mt. Hope Project’s average cost of production over the first five years to be approximately $7.00 per pound, a sustained period of lower molybdenum prices would have material negative impacts on the Company’s profitability.  Actual molybdenum prices when and if we commence commercial production cannot be estimated and are subject to numerous factors outside our control.

Our profitability is subject to demand for molybdenum, and any decrease in that demand, or increase in the world’s supply, could adversely affect our results of operations

Molybdenum is used primarily in the steel industry.  The demand for molybdenum from the steel industry and other industries was extremely robust through the third quarter of 2008, primarily fueled by growth in Asia and other developing countries.  Beginning in the fourth quarter of 2008, the global financial crisis forced steel companies to substantially reduce their production levels with a corresponding reduction in the consumption of molybdenum, which contributed to the decline in the price of molybdenum.  Starting in September 2014, molybdenum prices began to decline and are currently in the $7 to $8/lb range. Continued low molybdenum prices could delay the closing of tranches 2 and 3 of the AMER Investment Agreement or our ability to obtain other financing, and could cause a continued suspension of our development or, in the future, a suspension of our mining operations at our Mt. Hope Project.

A sustained significant increase in molybdenum supply could also adversely affect our results.  CPM Group estimates that during the next five years a total of 95 million annual pounds of production could be added to the supply of molybdenum (including a portion of the supply from our Mt. Hope Project).  In the event demand for molybdenum does not increase to consume the potential additional production, the price for molybdenum may be adversely affected.

We are exposed to counter party risk, which may adversely affect our results of operations

The off-take agreements the Company has completed contain provisions allowing for the sale of molybdenum at certain floor prices, or higher, over the life of the agreements.  During the past 18 months there have been periods where the spot molybdenum prices fell below the inflation-adjusted floor prices in the contracts.  During these time periods all off-take contracts would have provided for the Company to sell molybdenum at above-spot prices.  In addition, one of our off-take agreement counterparties currently has the option to cancel its agreement, and a second off-take agreement will expire on December 31, 2020 if production at specified minimum levels has not commenced by that date.  In the event that our contract counterparties choose not to honor their contractual obligations, attempt to terminate these agreements as a result of the continuing delay in achieving production, or discontinue operations, our profitability may be adversely impacted.  We may be unable to sell any product our contract parties fail to purchase in a timely manner, at comparable prices, or at all.

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

Any material inaccuracies in our production estimates could adversely affect our results of operations

We have prepared estimates of future molybdenum production.  We or the LLC may never achieve these production estimates or any production at all.  Our production estimates depend on, among other things:

•	The accuracy of our mineralization and reserves estimates;

•	The accuracy of assumptions regarding ore grades and recovery rates;

•	Ground conditions and physical characteristics of the mineralization, such as hardness and the presence or absence of particular metallurgical characteristics; and

•	The accuracy of estimated rates and costs of mining and processing.

Our actual production may vary from our estimates if any of our assumptions prove to be incorrect.  With respect to the Mt. Hope Project, we do not have the benefit of actual mining and production experience in verifying our estimates, which increases the likelihood that actual production results or costs will vary from the estimates.

Mining has inherent dangers and is subject to conditions or events beyond our control, and any operating hazards could have a material adverse effect on our business

Mining at the Mt. Hope Project and Liberty Project will involve the potential for various types of risks and hazards, including: environmental hazards, industrial accidents, metallurgical and other processing problems, unusual or unexpected rock formations, structure cave-in or slides, flooding, fires, and interruption due to inclement or hazardous weather conditions.

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

Our ability to operate our Company effectively could be impaired if we lose key personnel or if we are not able to attract and retain the additional personnel we will need to develop any of our projects, including the Mt. Hope Project

We are a small company with a limited operating history and relatively few employees.  The development of any of our proposed projects, including the Mt. Hope Project, will place substantial demands on us.  We depend on the services of key executives and a small number of personnel, including our Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, Chief Legal Officer, and Vice President of Environmental and Permitting.  Our Chief Financial Officer has announced his departure from the Company, effective May 12, 2017.  We are evaluating alternatives to address his departure.

We will be required to recruit additional personnel and to train, motivate and manage these new employees as our projects mature toward eventual construction and operation.  The number of persons skilled in the development and operation of mining properties is limited and significant competition exists for these individuals.  We implemented a reduction in force in November 2014 and another in October 2015, affecting more than 40% of our employees and contractors as a result of the delay in our ability to obtain project financing.  In each of January 2015, January 2016 and January 2017, we implemented an annual retention program including equity stay incentives to our officer and all non-officer employees, though this retention program may not be successful in retaining our executives and key employees.  We may not be able to attract and retain qualified personnel in the future.  We do not maintain “key person” life insurance to cover our executive officers.  Due to the relatively small size of our company and the specific skill sets of our key employees, the loss of any of our key employees or our failure to attract and retain key personnel may delay or otherwise adversely affect the development of the Mt. Hope Project, which could have a material adverse effect on our business.

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

•

Delays in obtaining and maintaining environmental or other government permits, including ongoing appeals related to efforts to obtain water permits and additional evaluation of air quality studies and public review to receive a new ROD.

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

Forward-Looking Statements

Certain statements in this document may constitute forward-looking statements, which involve known and unknown risks, uncertainties and other factors, which may cause actual results, performance or achievements of our Company, the Mt. Hope Project and our other projects, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  We use the words “may,” “will,” “believe,” “expect,” “anticipate,” “intend,” “future,” “plan,” “estimate,” “potential,” and other similar expressions to identify forward-looking statements.  Forward-looking statements may include, but are not limited to, statements with respect to the following:

•	Our ability to obtain project financing for the development and construction of the Mt. Hope Project;

•	Our ability to successfully obtain a reissuance of the ROD and water permits for the Mt. Hope Project;

•	The ability to obtain and maintain all other permits, water rights, and approvals for the Mt. Hope Project and the Liberty Project;

•	Our dependence on the success of the Mt. Hope Project;

•	Our ability to satisfy the conditions to the additional tranches of investment by AMER under the investment agreement, the $700 million bank loan or the molybdenum supply agreement;

•	Issues related to the management of the Mt. Hope Project pursuant to the LLC Agreement;

•	Risks related to the failure of POS-Minerals to make ongoing cash contributions pursuant to the LLC Agreement;

•	Fluctuations in the market price of, demand for, and supply of molybdenum and other metals;

•	The estimation and realization of mineral reserves and production estimates, if any;

•	The timing of exploration, development and production activities and estimated future production, if any;

•	Estimates related to costs of production, capital, operating and exploration expenditures;

•	Requirements for additional capital and our ability to obtain additional capital in a timely manner and on acceptable terms;

•	Our ability to renegotiate, restructure, suspend, cancel or extend payment terms of contracts as necessary or appropriate in order to conserve cash;

•	Government regulation of mining operations, environmental conditions and risks, reclamation and rehabilitation expenses;

•	Title disputes or claims;

•	Limitations of and access to certain insurance coverage; and

•	The future price of molybdenum, copper or other metals.

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

On November 23, 2015, the Nevada Supreme Court issued its Remittitur to the District Court for the County of Eureka for further proceedings consistent with its Opinion.  On March 14, 2016, we received the District Court’s Order vacating the 3M Plan, denying the applications and vacating the permits issued by the State Engineer.  The Company filed a Motion to Alter or Amend Judgment with the District Court, requesting the District Court amend its Order and remand the water permits and 3M Plan to the State Engineer to allow further proceedings to address the mitigation issues raised by the Nevada Supreme Court.  The District Court denied the Motion on June 1, 2016.  The State Engineer has filed an appeal to the Nevada Supreme Court concerning the District Court’s interpretation of the Supreme Court’s Opinion and has also argued that the District Court acted in excess of its judicial authority in violation of Nevada’s Constitution and Statutes.  The Company has filed a similar appeal to the Nevada Supreme Court.

Notwithstanding the pendency of the appeal to the Nevada Supreme Court, the Company is working, as expeditiously as possible; to reobtain its water permits with the new change applications that it has filed with the State Engineer, following the Nevada Supreme Court’s September Order.  On August 23, 2016, Eureka County filed a Writ of Prohibition or Mandamus to the Nevada Supreme Court seeking the Supreme Court’s intervention to stop further action by the State Engineer while the appeal discussed above of the District Court Order is pending.  As ordered by the Supreme Court, answers and responses to the Writ were filed by October 21, 2016.  The State Engineer has stopped any action on our applications pending an outcome of the Writ from the Supreme Court.  Along with the State Engineer, we oppose the basis for filing the Writ, and believe the State Engineer can proceed with the review of our applications notwithstanding the appeal to the Supreme Court of the District Court Order.  In the interim, we are continuing to advocate the authority of the State Engineer to act on our applications.  In hearings to be held before the State Engineer, the Company will provide additional evidence of its ability to successfully mitigate any potential impacts to water rights in Kobeh Valley that could result from the Mt. Hope Project’s new change applications for water use.

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

Thereafter, on September 22, 2014, the Plaintiffs filed their notice of appeal to the U.S. Court of Appeals for the Ninth Circuit (“Ninth Circuit”) of the U.S. District Court’s dismissal.  Oral argument of the parties before the Ninth Circuit was completed on October 18, 2016.  On December 28, 2016, the Ninth Circuit issued its Opinion rejecting many of the arguments raised by the Plaintiffs challenging the Environmental Impact Statement ("EIS") completed for the Mt. Hope Project, i a narrow reversal of the BLM's findings related to air quality analysis.  Because of this technical deficiency, the Court vacated the ROD, and is requiring the BLM to conduct additional evaluation of air quality impacts and resulting cumulative impact analysis under the National Environmental Policy Act ("NEPA").  The Company is confident in the BLM’s process and working closely with the agency to resolve concerns with air quality baseline studies raised by the Ninth Circuit, and looks forward to completing the necessary public review to receive a new ROD for the eventual construction and operation of the Mt. Hope Project.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the NYSE MKT under the symbol “GMO.”  On February 14, 2008 our common stock began trading on the Toronto Stock Exchange (“TSX”), also under the symbol “GMO.”

The following table sets forth our common stock closing price as reported on the NYSE MKT:

Year	Quarter	High	Low
2016	First Quarter	$0.38	$0.15
	Second Quarter	$0.44	$0.31
	Third Quarter	$0.37	$0.28
	Fourth Quarter	$0.32	$0.22
2015	First Quarter	$0.65	$0.39
	Second Quarter	$0.85	$0.49
	Third Quarter	$0.71	$0.26
	Fourth Quarter	$0.35	$0.19

Holders

As of March 10, 2017, there were approximately 405 holders of record of our common stock.

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

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs
January 1, 2016, through January 31, 2016	199,349	$0.18	—	—
December 1, 2016, through December 31, 2016	11,917	0.29	—	—

(1)	Represents shares of common stock delivered to us as payment of withholding taxes due upon the vesting of restricted stock held by our employees.

ITEM 6.SELECTED FINANCIAL DATA

	(in millions, except per share data)
For the Years Ended December 31,	2016	2015	2014	2013	2012
Loss from operations	(7.1)	(9.7)	(11.0)	(9.8)	(11.4)
Net loss	(8.1)	(15.2)	(11.0)	(16.3)	(9.9)
Basic and diluted net loss per share	$(0.07)	$(0.16)	$(0.12)	$(0.18)	$(0.11)

At December 31,	2016	2015	2014	2013	2012
Total assets	$337.3	$346.3	$362.0	$360.7	$385.5
Long-term obligations	42.3	42.2	34.3	24.8	39.8
Contingently redeemable noncontrolling interest	172.7	173.3	210	209.0	201.9
Total stockholders’ equity	$109.7	$117.4	$126.7	$134.8	$148.1

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations constitutes management’s review of the factors that affected our financial and operating performance for the years ended December 31, 2016, 2015 and 2014.  This discussion should be read in conjunction with the consolidated financial statements and notes thereto contained elsewhere in this report.

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

The original Return of Contribution amount of $36.0 million due to POS-Minerals is reduced, dollar for dollar, by the amount of capital contributions for equipment payments required from POS-Minerals under approved budgets of the LLC, as discussed further below.  As of December 31, 2016, this amount has been reduced by $2.4 million, consisting of 20% of an $8.4 million principal payment made on milling equipment in March 2015, a $2.2 million principal payment made on electrical transformers in April 2015, and a $1.2 million principal payment  made on milling equipment in April 2016, such that the remaining amount due to POS-Minerals is $33.6 million.  If Nevada Moly does not fund its additional capital contribution in order for the LLC to make the required Return of Contributions to POS-Minerals set forth above, POS-Minerals has an election to either make a secured loan to the LLC to fund the Return of Contributions, or receive an additional interest in the LLC estimated to be 5%.  In the latter case, Nevada Moly’s interest in the LLC is subject to dilution by a percentage equal to the ratio of 1.5 times the amount of the unpaid Return of Contributions over the aggregate amount of deemed capital contributions (as determined under the LLC Agreement) of both parties to the LLC (“Dilution Formula”).  At December 31, 2016, the aggregate amount of deemed capital contributions of both parties was $1,081.9 million.

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

Effective January 1, 2015,  Nevada Moly and POS-Minerals signed an amendment to the LLC Agreement under which a separate $36.0 million belonging to Nevada Moly, held by the LLC in a reserve account established in December 2012, is being released for the mutual benefit of both members related to the jointly approved Mt. Hope Project expenses through 2021.  In January 2015, the reserve account funded a reimbursement of contributions made by the members during the fourth quarter of 2014, inclusive of $0.7 million to POS-Minerals and $2.7 million to Nevada Moly.  The funds are now being used to pay ongoing expenses of the LLC until the Company obtains full financing for its portion of the Mt. Hope Project construction cost, or until the reserve account is exhausted.  Any remaining funds after financing is obtained will be returned to the Company.  The balance of the reserve account was $13.0 million and $16.6 million at December 31, 2016 and December 31, 2015, respectively.

Permitting Considerations

On September 22, 2014, Great Basin Resource Watch and the Western Shoshone Defense Project (“Plaintiffs”) filed their notice of appeal to the U.S. Court of Appeals for the Ninth Circuit (“Ninth Circuit”) of the U.S. District Court’s dismissal of their desire to seek relief under the National Environmental Policy Act (“NEPA”).  Oral argument of the parties before the Ninth Circuity was completed on October 18, 2016.  On December 28, 2016, the Ninth Circuit issued its Opinion rejecting many of the arguments raised by the Plaintiffs challenging the Environmental Impact Statement ("EIS") completed for the Mt. Hope Project, issuing a narrow reversal of the BLM's findings related to air quality analysis.  Because of this technical deficiency, the Court vacated the ROD, and is requiring the BLM to conduct additional evaluation of air quality impacts and resulting cumulative impact analysis under the National Environmental Policy Act ("NEPA").  The Company is confident in the BLM’s process and working closely with the agency to resolve concerns with air quality baseline studies raised by the Ninth Circuit, and looks forward to completing the necessary public review to receive a new ROD for the eventual construction and operation of the Mt. Hope Project.  See “Permitting Considerations” in Part I above for a full historical description of the legal proceedings.

Environmental regulations related to reclamation require that the cost for a third-party contractor to perform reclamation activities on the minesite be estimated.  The original $75.1 million reclamation cost estimate was the basis for the required financial guarantee amount, and represents the reclamation obligation for the first phase (approximately equivalent to the first 3 years) of operations.  The LLC was required to post a financial instrument held by the BLM to provide a guarantee that this amount will be available to BLM and NDEP for use in conducting reclamation should the LLC become insolvent or default on our reclamation obligations.  As a result of delays in financing for the construction of the Mt. Hope Project, we submitted a second PoO amendment to the BLM in October, 2015, to reduce our reclamation liability to current surface disturbance.  Simultaneously, we submitted an application to NDEP-BMRR to modify the Reclamation permit to reflect this reduced reclamation liability. On October 26, 2015, NDEP-BMRR approved the proposed permit modification, including the reduced reclamation liability amount.   On December 21,

2015, BLM approved the PoO amendment, including the reduction of the reclamation liability to approximately $2.8 million.  We worked with the LLC’s reclamation surety underwriters to satisfy the reduced $2.8 million financial guarantee requirements for the Mt. Hope Project.  As of December 31, 2016, the surety bond program is funded with a cash collateral payment of $0.3 million, a reduction from the $4.6 million established in November 2014, resulting in a $4.3 million net return of collateral received by the LLC in February 2016.

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

The LLC initiated preliminary construction activities on the Mt. Hope Project in early January 2013 during a period in which market conditions were conducive to construction financing, including early wellfield development and clearing and grubbing of terrain.  Completion of the wellfield and water distribution system is a key item necessary to begin major construction activities.  Preliminary work also included clearing the open pit minesite, millsite, tailings dam and administrative office areas.  All preliminary construction activity was halted in the spring of 2013 and remains suspended as a result of the current molybdenum market, which along with the October 2015 decision of the Nevada Supreme Court concerning our water rights and the recent decision of the Ninth Circuit which vacated the ROD, has affected our ability to obtain financing for construction of the Mt. Hope Project.

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

On November 23, 2015, the Nevada Supreme Court issued its Remittitur to the District Court for the County of Eureka for further proceedings consistent with its Opinion.  On March 14, 2016, we received the District Court’s Order vacating the 3M Plan, denying the applications and vacating the permits issued by the State Engineer.  The Company filed a Motion to Alter or Amend Judgment with the District Court, requesting the District Court amend its Order and remand the water permits and 3M Plan to the State Engineer to allow further proceedings to address the mitigation issues raised by the Nevada Supreme Court.  The District Court denied the Motion on June 1, 2016.  The State Engineer has filed an appeal to the Nevada Supreme Court concerning the District Court’s interpretation of the Supreme Court’s Opinion and has also argued that the District Court acted in excess of its judicial authority in violation of Nevada’s Constitution and Statutes.  The Company has filed a similar appeal to the Nevada Supreme Court.

Notwithstanding the pendency of the appeal to the Nevada Supreme Court, the Company is working, as expeditiously as possible, to reobtain its water permits with the new change applications that it has filed with the State Engineer, following the Nevada Supreme Court’s September Order.  On August 23, 2016, Eureka County filed a Writ of

Prohibition or Mandamus to the Nevada Supreme Court seeking the Supreme Court’s intervention to stop further action by the State Engineer while the appeal discussed above of the District Court Order is pending.  As ordered by the Supreme Court, answers and responses to the Writ were filed by October 21, 2016.  The State Engineer has stopped any action on our applications pending an outcome of the Writ from the Supreme Court.  Along with the State Engineer, we oppose the basis for filing the Writ, and believe the State Engineer can proceed with the review of our applications notwithstanding the appeal to the Supreme Court of the District Court Order.  In the interim, we are continuing to advocate the authority of the State Engineer to act on our applications.  In hearings to be held before the State Engineer, the Company will provide additional evidence of its ability to successfully mitigate any potential impacts to water rights in Kobeh Valley that could result from the Mt. Hope Project’s new change applications for water use.

Capital & Operating Cost Estimates

The development of the Mt. Hope Project has a Project Capital Estimate of $1,312 million, which includes development costs of approximately $1,245 million and $67 million in cash financial guaranty/bonding requirements, advance royalty payments, and power pre-payment estimates.  These capital costs were updated in the third quarter of 2012, and were then escalated by approximately 3% in the third quarter of 2013, for those items not yet procured or committed to by contract.  The Mt. Hope Project has not materially changed in scope and remains currently designed at approximately 65% engineering completion, with solid scope definition.  The pricing associated with this estimate remains subject to escalation associated with equipment, construction labor and commodity price increases, and project delays, which will continue to be reviewed periodically.  The Project Capital Estimate does not include financing costs or amounts necessary to fund operating working capital and potential capital overruns, is subject to additional holding costs as financing activities for construction of the Mt. Hope Project are delayed, and may be subject to other escalation and de-escalation as contracts and purchase arrangements are finalized at then current pricing.  From October 2007 through the year ended December 31, 2016, the LLC spent approximately $285.8 million of the estimated $1,312 million on development of the Mt. Hope Project.

The LLC’s Project Operating Cost Estimate forecasts molybdenum production of approximately 41 million pounds per year for the first five years of operations at estimated average direct operating costs of $6.16 per pound based on a $8.00/lb reserve and $90 per barrel oil equivalent energy prices.  The Costs Applicable to Sales (“CAS”) per pound, including anticipated royalties calculated at a market price of $15 per pound molybdenum, are anticipated to average $6.84 per pound for the first 5 years.  For a reconciliation of direct operating costs, a non-GAAP measure, to CAS, see “—Description of the Mt. Hope Project—Reserves and Mineralized Material—Production and Operating Cost Estimates” below.  These cost estimates are based on 2013 constant dollars and are subject to cost inflation or deflation.

Equipment and Supply Procurement

Through December 31, 2016, the LLC has made deposits and/or final payments of $87.2 million on equipment orders.

In 2012, the LLC issued a firm purchase order for eighteen haul trucks.  The order provides for delivery of those haul trucks required to perform initial mine development, which will begin several months prior to commercial production.  Non-refundable down-payments of $1.2 million were made in 2012, with pricing subject to escalation as the trucks were not delivered prior to December 31, 2013.  Since that time, the LLC has renegotiated the timelines for truck delivery and delayed deliveries into December 2017.  The contract is cancellable with no further liability to the LLC.

Also in 2012, the LLC issued a firm purchase order for four mine production drills with a non-refundable down-payment of $0.4 million, and pricing was subject to escalation if the drills were not delivered by the end of 2013.  Since that time, the LLC renegotiated the contract to further delay delivery into December 2017.  The contract remains cancellable with no further liability to the LLC.

On June 30, 2012, the LLC’s contract to purchase two electric shovels expired.  On July 11, 2012, we signed a letter of intent with the same vendor providing for the opportunity to purchase the electric shovels at prices consistent with the expired contract, less a special discount in the amount of $3.4 million to provide credit to the LLC for amounts paid as deposits under the expired contract.  The letter of intent provides that equipment pricing will remain subject to inflation indexes and guarantees production slots to ensure that the equipment is available when required by the LLC.  In January 2016, the parties agreed to extend the letter of intent through December 31, 2018 and since then have renegotiated the contract to further delay delivery in to December 2018.

Molybdenum Market Update

The worldwide molybdenum price fluctuated between approximately $5.30 per pound in 2003 to over $40.00 per pound in 2005 and traded in the mid-$30s per pound prior to October 2008, when prices fell from approximately $33.50 per pound to $7.70 per pound in April 2009 as a result of the global financial crisis.  Subsequent to April 2009, prices slowly rose finishing 2009 at $12.00 per pound and further increasing to finish 2010 at $16.40 per pound.  By the end of 2011, prices had pulled back to $13.30 per pound, then decreased further to approximately $9.80 per pound at the conclusion of 2013, and fell further to approximately $9.10 per pound by the end of 2014.  Beginning in September 2014, molybdenum price experienced a sharp pullback reflecting softening spot market molybdenum demand and a strengthening U.S. dollar, amongst other factors.  Weekly molybdenum prices trended downward during 2015 from a high of $9.60 per pound in January 2015 to a low of approximately $4.60 per pound in November 2015.  The November 2015 low represented a retracement to a level last seen in 2003.  The continued weak molybdenum market mirrored a general softening in commodities across the board.

During 2015, molybdenum demand remained weak as end-use industries of steel and energy were impacted by slowing global economies. The CPM Group noted that molybdenum supply from mine production decreased in 2015 and is expected to continue to contract in 2016, especially in primary molybdenum mine production. A slow price recovery since year end 2015 has produced a range between $5.20 and $8.10 per pound during 2016.  According to CPM Group, the current molybdenum price at the end of February 2017 was $7.90 per pound, a 52% increase over the lowest price since January 2016. In March 2017, CPM Group forecast molybdenum prices would range between $6.60 and $12.75 per pound on an annual average basis through 2020, gradually increasing to $15.20 in 2025.

Outlook

In spite of the current low prices, we view the long-term outlook for our business positively, supported by limitations on supplies of molybdenum, the requirements for molybdenum in the steel industry, and a recovery in the oil and gas industry.  World market prices for molybdenum and other commodities have fluctuated historically and are affected by numerous factors beyond our control.  We believe the underlying long-term fundamentals of the molybdenum business remain positive, supported by the significant role of molybdenum in the steel industry and a challenging long-term supply environment attributable to difficulty in replacing output from both existing and high cost mines with new production sources.  Future molybdenum prices are expected to be volatile and are likely to be influenced by demand from China and emerging markets, as well as economic activity in the U.S. and other industrialized countries, the timing of the development of new supplies of molybdenum, and production levels of mines and molybdenum milling.

Liquidity, Capital Resources and Capital Requirements

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Our total consolidated cash balance at December 31, 2016 was $8.5 million compared to $13.0 million at December 31, 2015.  The decrease in our cash balances for the year ended December 31, 2016 was due to a variety of cash inflows and outflows.  Inflows included funds released from the reserve account of $3.6 million and a distribution from the LLC to Nevada Moly of $3.3 million due to a release of certain surety bonds.  Outflows included payments made on long-lead equipment orders of $1.4 million, $0.8 million in distributions by the LLC to POS-Minerals, $2.2 million in development costs for the Mt. Hope Project, and $7.1 million in general and administrative costs and Liberty Project care and maintenance costs.  Deposits on property, plant and equipment relate primarily to scheduled payments for long-lead time equipment for the Mt. Hope Project; see “— Contractual Obligations” below.  The majority of funds expended were used to advance the Mt. Hope Project.

The $36.0 million reserve account established in December of 2012, at the direction of the LLC management committee, was payable to Nevada Moly upon release, at which time the funds would have become available for use by the Company.  Effective January 1, 2015, Nevada Moly and POS-Minerals signed an amendment to the LLC agreement under which $36.0 million owed to Nevada Moly and held by the LLC in the reserve account will be released over the next few years, but only for the mutual benefit of both members related to jointly approved Mt. Hope Project expenses as discussed above.  The balance of the reserve account at December 31, 2016 was $13.0 million, compared to $16.6 million at December 31, 2015.

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

Effective January 16, 2015, the Compensation Committee of the Board approved a new personnel retention program for officers and employees of the Company.  The program included RSU grants for our executive officers who remain with the Company through the earliest to occur of a financing plan for the Mt. Hope Project approved by the Board, a Change of Control (as defined in the employment or change of control agreements between the Company and each of the named executive officers); involuntary termination (absent cause); or January 15, 2016.  A similar program was approved effective January 16, 2016, ending January 15, 2017, and another similar program was approved effective January 15, 2017 ending January 16, 2018.

With our cash conservation plan, our Corporate and Liberty related cash requirements have declined to approximately $1.5 million per quarter, while all Mt. Hope Project related funding is payable out of the $36.0 million reserve account.  Accordingly, based on our current cash on hand and our ongoing cash conservation plan, the Company expects it will have adequate liquidity in order to fund our working capital needs through early 2018.  Additional potential funding sources include public or private equity offerings, including closing or a negotiated acceleration of tranches 2 and 3 with respect to the remaining $16.0 million investment from AMER described in Note 1 to the consolidated financial statements contained elsewhere in this report, or sale of other assets owned by the Company.  There is no assurance that the Company will be successful in securing additional funding.  This could result in further cost reductions, contract cancellations, and potential delays which ultimately may jeopardize the development of the Mt. Hope Project.

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

Total assets as of December 31, 2016 decreased to $337.3 million compared to $346.3 million as of December 31, 2015 primarily due to general and administrative expenses and development costs incurred at the Mt. Hope Project.

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

On November 2, 2015, the Company and AMER entered into an amendment to the Investment and Securities Purchase Agreement, thereby creating a three-tranche investment strategy that created a strategic partnership to assist the Company in obtaining full financing for the Mt. Hope Project.  The first tranche of the amended investment agreement closed on November 24, 2015 for a $4.0 million private placement representing 13.3 million shares, priced at $0.30 per share, and warrants to purchase 80.0 million shares of common stock at $0.50 per share, which will become exercisable upon availability of an approximately $700.0 million senior secured loan (“Bank Loan”).  The $4.0 million private placement has been divided evenly between general corporate purposes and an expense reimbursement account available to both AMER and the Company to cover anticipated Mt. Hope financing costs and other jointly sourced business development opportunities.  In addition, AMER and General Moly entered into a Stockholder Agreement that allowed AMER to nominate a director to a seven member General Moly Board of Directors, additional directors following the close of Tranche 3, discussed below, and drawdown of the Bank Loan, respectively.  The Stockholders Agreement also governs AMER’s acquisition and transfer of General Moly shares.  The parties agreed to eliminate the condition to closing the investment agreement requiring a letter of intent from a Prime Chinese Bank endorsing the Bank Loan as a result of the current molybdenum market price and recent water rights decision from the Nevada Supreme Court.  The parties also agreed to eliminate the requirement of the Company to obtain consent from APERAM, as Tranche 1 was issued at $0.30 per share, which was above the October 30, 2015 closing price of $0.29 per share.

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

The third tranche of the agreement will include a $10.0 million private placement representing 14.7 million shares, priced at $0.68 per share.  Closing of the third tranche is contingent on a final adjudication of the Mt. Hope Project’s water rights through courts or settlement, if further protests and appeals result from the issuance of the water permits, and for the price of molybdenum to average in excess of $12/lb for a 30 consecutive calendar day period.  After the third tranche of the agreement is closed, AMER will nominate a second director to General Moly’s then eight member Board of Directors.

The second and third tranches of the investment agreement may be subject to General Moly stockholder approval.

There is no assurance that the Company will be successful in obtaining the financing required to complete the Mt. Hope Project, or in raising additional financing in the future on terms acceptable to the Company, or at all.

Total assets as of December 31, 2015 decreased to $346.3 million compared to $362.0 million as of December 31, 2014 primarily due to general and administrative expenses incurred and a $4.3 million loss incurred upon termination of the electricity termination contract at the LLC.

Results of Operations

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

For the year ended December 31, 2016 we had a consolidated net loss of $8.1 million compared with a net loss of $16.1 million in the same period for 2015.  The 2015 net loss includes a $4.3 million loss recorded upon termination of the power transmission contract at the LLC as well as a $1.0 million loss recorded on extinguishment of several of the Senior Convertible Promissory Notes.

For the years ended December 31, 2016 and 2015, exploration and evaluation expenses were $1.1 million and $1.0 million, respectively, reflecting continuous care and maintenance expense at the Liberty Project during both periods.  Additionally, 2016 included costs related to leach pad maintenance and repair at the Liberty Project.

For the years ended December 31, 2016 and 2015, general and administrative expenses, comprised largely of salaries and benefits, legal and audit fees, insurance costs, and outside contracted services, were $6.1 million and $8.7 million, respectively.  The decrease in costs in 2016 compared to the previous year relates primarily to our efforts to further reduce costs and conserve cash.

For the years ended December 31, 2016 and 2015, interest income was nil as a result of low deposit interest rates on consolidated cash balances in 2016 and 2015.  Interest expense for the year ended December 31, 2016 and 2015 was $1.0 million and $1.1 million, respectively, as a result of cash interest expense incurred during both years on the Senior Convertible Promissory Notes issued and non-cash interest expense incurred as a result of the amortization of debt issuance costs and the embedded derivatives associated with the Senior Convertible Promissory Notes.

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

Off-Balance Sheet Arrangements

None.

Contractual Obligations

Our contractual obligations as of December 31, 2016 were as follows, based on financing expectations:

	Payments due by period
	(in millions)
Contractual obligations *	Total	2017	2018-2019	2020 & Beyond
Operating Lease Obligations	0.1	0.1	—	—
Agricultural Sustainability Trust Contributions	4.0	—	2.0	2.0
Senior Convertible Promissory Notes**	5.9	—	5.9	—
Senior Promissory Notes**	1.3	—	1.3	—
Equipment Purchase Contracts	2.2	0.4	1.4	0.4
Advance Royalties	5.7	0.5	1.0	4.2
Return of Contributions to POS-Minerals	33.6	—	—	33.6
3M Plan Contributions	1.0	—	0.3	0.7
Total	$53.8	$1.0	$11.9	$40.9

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

** The Company is obligated to pay interest on the senior notes at a rate of 10% per year, payable quarterly.

Through December 31, 2016, the LLC has made deposits and/or final payments of $87.2 million on equipment orders.  See “—Overview—Equipment and Supply Procurement” above.  Of these deposits, $70.4 million relate to fully fabricated items, primarily milling equipment, for which the LLC has additional contractual commitments of $2.2 million noted in the table above.  The remaining $16.8 million reflects both partially fabricated milling equipment, and non-refundable deposits on mining equipment.  As discussed in Note 12 to the consolidated financial statements contained elsewhere in this report, the mining equipment agreements remain cancellable with no further liability to the LLC. The underlying value and recoverability of these deposits and our mining properties in our consolidated balance sheets are dependent on the LLC’s ability to fund development activities that would lead to profitable production and positive cash flow from operations, or proceeds from the disposition of these assets. There can be no assurance that the LLC will be successful in obtaining project financing, in generating future profitable operations, disposing of these assets or the Company securing additional funding in the future on terms acceptable to us or at all.  Our audited consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded assets or liabilities.

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

Obligations under capital and operating leases

We have contractual obligations under operating leases that will require a total of $0.1 million in payments over the next three years.  Operating leases consist primarily of rents on office facilities and office equipment.  Our expected payments are $0.1 million, nil, and nil for the years ended December 31, 2017, 2018 and 2019, respectively.

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

The Trust may be funded by the LLC over several years based on the achievement of certain milestones, which are considered to be probable, and as such $4.0 million is accrued in the Company’s December 31, 2016, financial statements and is included in mining properties, land, and water rights.

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

Provision for Taxes

Income taxes are provided based upon the asset and liability method of accounting.  Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end.  In accordance with authoritative guidance for Income Taxes, a valuation allowance is recorded against the deferred tax asset if management does not believe the Company has met the “more likely than not” standard to allow recognition of such an asset.  At December 31, 2016 and 2015, we had deferred tax assets principally arising from net operating loss carryforwards for income tax purposes multiplied by an expected rate of 35%.  As management of the Company has concluded that it is not more likely than not that we will realize the benefit of the deferred tax assets, a valuation allowance equal to the net deferred tax asset has been established.

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

Contingently Redeemable Noncontrolling Interest (“CRNCI”)

Under GAAP, certain noncontrolling interests in consolidated entities meet the definition of mandatorily redeemable financial instruments if the ability to redeem the interest is outside of the control of the consolidating entity.  As described in Note 1 — “Description of Business” to the consolidated financial statements contained elsewhere in this report, the LLC Agreement permits POS-Minerals the option to put its interest in the LLC to Nevada Moly upon a change of control, as defined in the LLC Agreement, followed by a failure to use standard mining industry practice in connection with development and operation of the Mt. Hope Project as contemplated by the parties for a period of 12 consecutive months.  As such, the CRNCI has continued to be shown as a separate caption between liabilities and equity.  The carrying value of the CRNCI has historically included the Return of Contributions which will be returned to POS-Minerals in 2020, unless further extended by the members of the LLC as discussed above.  The expected Return of Contributions to POS-Minerals was carried at redemption value as we believed redemption of this amount was probable.  Effective January 1, 2015, Nevada Moly and POS-Minerals agreed that the Return of Contributions will be due to POS-Minerals on December 31, 2020, unless further extended by the members of the LLC as discussed above.  As a result, we have reclassified the Return of Contributions, originally $36.0 million, payable to POS-Minerals from CRNCI to a non-current liability at redemption value, and subsequently reduced it by $2.4 million, consisting of 20% of an $8.4 million principal payment made on million equipment in March 2015, a $2.2 million principal payment made on electrical transformers in April 2015, and a $1.2 million principal payment made on milling equipment in April 2016, such that the remaining amount due to POS-Minerals is $33.6 million.

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

Senior Convertible Promissory Notes and other Long-Term Debt

As discussed in Note 2 to the consolidated financial statements contained elsewhere in this report, in December 2014, the Company sold and issued $8.5 million in units consisting of Senior Convertible Promissory Notes (the “Notes”) and warrants to accredited investors, including several directors and each of the named executive officers of the Company, pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 thereunder. The Notes are unsecured obligations and are senior to any of the Company’s future secured obligations to the extent of the value of the collateral securing such obligations.

The Notes bear interest at a rate of 10.0% per annum, payable in cash quarterly in arrears on each March 31, June 30, September 30, and December 31 beginning March 31, 2015. The Notes are convertible at any time in an amount equal to 80% of the greater of (i) the average volume weighted average price (“VWAP”) for the 30 Business Day period ending on the Business Day prior to the date of the conversion, or (ii) the average VWAP for the 30 Business Day period ending on the original issuance date of this note.  Each Note will convert into a maximum of 100 shares per note, resulting in the issuance of up to 8,535,000 shares. General Moly’s named executive officers and board of directors who participate in the offering will be restricted from converting at a price less than $0.32, the most recent closing price at the time that the Notes were issued. The Notes are mandatorily redeemable at par plus the present value of remaining coupons upon (i) the availability of cash from a financing for Mt. Hope and (ii) any other debt financing by the Company. In addition, 50% of any proceeds from the sale of assets cumulatively exceeding $250,000 will be used to prepay the Notes at par plus the present value of remaining coupons. The Company has the right to redeem the Notes at any time at par plus the present value of remaining coupons. The Private Placement was negotiated by independent members of General Moly’s board of directors, none of whom participated in the transaction.  As of December 31, 2016, an aggregate of $2.6 million of Notes had been converted into 2,625,000 shares of common stock and $1.3 million of non-convertible Senior Promissory Notes, resulting in a $0.2 million annual reduction in interest payments made by the Company in the servicing of the Notes, as further discussed in Note 6 to the consolidated financial statements contained elsewhere in this report below.

The Company evaluates its contracts for potential derivatives.  See Note 6 to the consolidated financial statements contained elsewhere in this report for a description of the Company’s accounting for embedded derivatives and the Notes.

The Company additionally has certain debt related a land mortgage.  This debt is anticipated to be paid in full by the end of 2017.

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

Interest Rate Risk

As of December 31, 2016, we had a balance of cash and cash equivalents of $8.5 million and restricted cash of $15.0 million.  Interest rates on short term, highly liquid investments have not changed materially since December 31, 2010, and continue to be 1% or less on an annualized basis.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GENERAL MOLY, INC.

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of General Moly, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive loss, cash flows, and equity present fairly, in all material respects, the financial position of General Moly, Inc. at December 31, 2016 and December 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 “Liquidity” to the consolidating financial statements, the ability of the Company to implement its current business plan is dependent upon the Company obtaining additional financing.

/s/ PricewaterhouseCoopers LLP

Salt Lake City, Utah

March 16, 2017

GENERAL MOLY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	December 31,	December 31,
	2016	2015

ASSETS:
CURRENT ASSETS
Cash and cash equivalents	$8,470	$13,047
Deposits, prepaid expenses and other current assets	89	150
Total Current Assets	8,559	13,197
Mining properties, land and water rights	223,286	220,635
Deposits on project property, plant and equipment	87,244	85,698
Restricted cash held at EMLLC	13,025	16,636
Restricted cash held for loan procurement	1,175	1,850
Restricted cash held for reclamation bonds	782	4,932
Non-mining property and equipment, net	221	369
Other assets	2,994	2,994
TOTAL ASSETS	$337,286	$346,311
LIABILITIES, CRCNI, AND EQUITY:
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$855	$1,762
Accrued advance royalties	500	500
Current portion of long term debt	165	142
Total Current Liabilities	1,520	2,404
Provision for post closure reclamation and remediation costs	1,587	1,198
Accrued advance royalties	5,200	5,200
Accrued payments to Agricultural Sustainability Trust	4,000	4,000
Long term debt, net of current portion	1,340	1,517
Senior Convertible Promissory Notes	5,540	5,316
Return of Contributions Payable to POS-Minerals	33,641	33,884
Other accrued liabilities	2,125	2,125
Total Liabilities	54,953	55,644

COMMITMENTS AND CONTINGENCIES - NOTE 12

CONTINGENTLY REDEEMABLE NONCONTROLLING INTEREST ("CRNCI")	172,659	173,265

EQUITY
Common stock, $0.001 par value; 650,000,000 and 650,000,000 shares authorized, respectively, 110,611,287 and 109,298,393 shares issued and outstanding, respectively	111	109
Additional paid-in capital	281,900	281,563
Accumulated deficit during exploration and development stage	(172,337)	(164,270)
Total Equity	109,674	117,402
TOTAL LIABILITIES, CRNCI, AND EQUITY	$337,286	$346,311

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOLY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Years Ended
	December 31,	December 31,	December 31,
	2016	2015	2014
REVENUES	$—	$—	$—

OPERATING EXPENSES:
Exploration and evaluation	1,077	1,032	2,097
General and administrative expense	6,050	8,703	8,872
TOTAL OPERATING EXPENSES	7,127	9,735	10,969

LOSS FROM OPERATIONS	(7,127)	(9,735)	(10,969)

OTHER INCOME/(EXPENSE):
Loss on Termination of Power Transmission Contract	—	(4,317)	—
Loss on Extinguishment of Senior Convertible Promissory Notes	—	(971)	—
Interest expense	(961)	(1,100)	(29)
TOTAL OTHER (EXPENSE)/INCOME, NET	(961)	(6,388)	(29)

LOSS BEFORE INCOME TAXES	(8,088)	(16,123)	(10,998)

Income Taxes	—	—	—

CONSOLIDATED NET LOSS	$(8,088)	$(16,123)	$(10,998)
Less: Net loss attributable to CRNCI	21	900	38
NET LOSS ATTRIBUTABLE TO GMI	$(8,067)	$(15,223)	$(10,960)
Basic and diluted net loss attributable to GMI per share of common stock	$(0.07)	$(0.16)	$(0.12)
Weighted average number of shares outstanding — basic and diluted	110,521	97,056	91,907

COMPREHENSIVE LOSS	$(8,067)	$(15,223)	$(10,960)

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOLY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended
	December 31,	December 31,	December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated Net loss	$(8,088)	$(16,123)	$(10,998)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	237	251	339
Non-cash interest expense	224	367	29
Stock-based compensation for employees and directors	365	(40)	1,718
Loss on Termination of Power Transmission Contract	—	218	(1)
Loss on Extinguishment of Senior Convertible Promissory Notes	—	971	—
Decrease(increase) in deposits, prepaid expenses and other	61	548	(73)
(Decrease)increase in accounts payable and accrued liabilities	(1,400)	(2,445)	417
(Decrease) in post closure reclamation and remediation costs	317	(162)	(122)
Net cash used by operating activities	(8,284)	(16,415)	(8,691)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase and development of mining properties, land and water rights	(2,133)	(3,620)	(9,510)
Deposits on property, plant and equipment	(1,553)	(11,473)	(752)
Decrease in restricted cash	8,436	29,961	974
Net cash used by investing activities	4,750	14,868	(9,288)

GENERAL MOLY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock proceeds, net of issuance costs	(61)	3,813	(36)
Cash contributions returned to POS-Minerals	(828)	(2,268)	—
Cash contributions received from POS-Minerals	—	—	1,348
Proceeds from unit offering	—	—	8,535
Increase in capitalized debt issuance costs	—	—	(23)
Repayment of Long-Term Debt	(154)	(220)	(261)
Net cash used by financing activities:	(1,043)	1,325	9,563
Net (decrease) in cash and cash equivalents	(4,577)	(222)	(8,416)
Cash and cash equivalents, beginning of period	13,047	13,269	21,685
Cash and cash equivalents, end of period	$8,470	$13,047	$13,269

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Equity compensation capitalized as development	$35	$155	$443
Accrued portion of advance royalties	500	500	500
Conversion of Senior Convertible Promissory Notes	—	(2,488)	—
Non-Convertible Senior Promissory Notes Issued	—	1,340	—
Return of Contributions Payable to POS-Minerals	—	36,000	—
Reduction in Return of Contributions payable to POS-Minerals	—	(2,116)	—
Write off of debt issuance costs	—	(115)	—
Loan commitment costs	—	—	472
Noncash change in deposits on property, plant and equipment	(7)	74	(709)

The accompanying notes are an integral part of these consolidated financial statements

GENERAL MOLY, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except number of shares and per share amounts)

				Accumulated
				Other
	Common		Additional	Comprehensive	Accumulated
	Shares	Amount	Paid-In Capital	Income (Loss)	Deficit	Total
Balances, December 31, 2013	91,761,249	$92	$272,787	$—	$(138,087)	$134,792
Issuance of Units of Common Stock :
Issued pursuant to stock awards	439,408	—	(36)	—	—	(36)
Stock-based compensation	—	—	2,161	—	—	2,161
Issuance of Warrants	—	—	786	—	—	786
Debt issuance costs	—	—	(50)	—	—	(50)
Net loss for the year ended December 31, 2014	—	—	—	—	(10,960)	(10,960)
Balances, December 31, 2014	92,200,657	$92	$275,648	$—	$(149,047)	$126,693
Issuance of Units of Common Stock:
Issued pursuant to stock awards	1,139,403	1	(90)	—	—	(89)
Stock-based compensation	—	—	115	—	—	115
Conversion of Senior Convertible Promissory Notes	2,625,000	3	1,983	—	—	1,986
Debt issuance costs	—	—	(80)	—	—	(80)
Private Placement	13,333,333	13	3,987	—	—	4,000
Net loss for the year ended December 31, 2015	—	—	—	—	(15,223)	(15,223)
Balances, December 31, 2015	109,298,393	$109	$281,563	$—	$(164,270)	$117,402
Issuance of Units of Common Stock:
Issued pursuant to stock awards	1,312,894	2	(63)	—	—	(61)
Stock-based compensation	—	—	400	—	—	400
Net loss for the year ended December 31, 2016	—	—	—	—	(8,067)	(8,067)
Balances, December 31, 2016	110,611,287	$111	$281,900	$—	$(172,337)	$109,674

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

The original Return of Contributions amount due to POS-Minerals is reduced, dollar for dollar, by the amount of capital contributions for equipment payments required from POS-Minerals under approved budgets of the LLC, as discussed further below.  As of December 31, 2016, this amount has been reduced by $2.4 million, consisting of 20% of an $8.4 million principal payment made on milling equipment in March 2015, a $2.2 million principal payment made on electrical transformers in April 2015, and a $1.2 million principal payment made on milling equipment in April 2016, such that the remaining amount due to POS-Minerals is $33.6 million.  If Nevada Moly does not fund its additional capital contribution in order for the LLC to make the required return to POS-Minerals set forth above, POS-Minerals has an election to either make a secured loan to the LLC to fund the Return of Contributions, or receive an additional interest in the LLC, from Nevada Moly, estimated to be 5%.  In the latter case, Nevada Moly’s interest in the LLC is subject to dilution by a percentage equal to the ratio of 1.5 times the amount of the unpaid Return of Contributions over the aggregate amount of deemed capital contributions (as determined under the LLC Agreement) of both parties to the LLC (“Dilution Formula”).  At December 31, 2016, the aggregate amount of deemed capital contributions of both members was $1,081.9 million.

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

Effective January 1, 2015, Nevada Moly and POS-Minerals signed an amendment to the LLC agreement under which a separate $36.0 million owed to Nevada Moly held by the LLC in a reserve account established in December 2012 is being released for the mutual benefit of both members related to the jointly approved Mt. Hope Project expenses through 2020.  In January 2015, the reserve account funded a reimbursement of contributions made by the members during the fourth quarter of 2014, inclusive of $0.7 million to POS-Minerals and $2.7 million to Nevada Moly.  The funds are now being used to pay ongoing expenses of the LLC until the Company obtains full financing for its portion of the Mt. Hope Project construction cost, or until the reserve account is exhausted.  Any remaining funds after financing is obtained will be returned to the Company.  The balance of the reserve account at December 31, 2016 was $13.0 million.

Agreement with Hanlong

On December 20, 2010, we entered into a Stockholder Agreement (the “Stockholder Agreement”) with Hanlong in connection with a Tranche 1 closing under a Securities Purchase Agreement dated March 4, 2010 (the “Purchase Agreement”) between us and Hanlong.

The Purchase Agreement with Hanlong was terminated in August 2013, though certain provisions of the Purchase Agreement and Stockholder Agreement remained in effect, and, as a result of the Tranche 1 closing, Hanlong was entitled to nominate one director to our Board so long as it maintained at least a 10% fully diluted interest in the Company.  Hanlong’s ownership interest on a fully diluted basis has decreased to less than 6%.  In February 2016, the Governance and Nominating Committee of the Company’s Board of Directors determined it would not renominate the Hanlong representative to the Board as its beneficial ownership of the Company’s common stock on a fully diluted basis had fallen below 10%. As a result, the term of Hanlong’s designated director expired at the 2016 Annual Meeting in June 2016.

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

On November 2, 2015, the Company and AMER entered into an amendment to the AMER Investment Agreement, restructuring the transaction into a three-tranche investment.   The first tranche of the amended AMER Investment Agreement closed on November 24, 2015 for a $4.0 million private placement representing 13.3 million shares, priced at $0.30 per share, and the AMER Warrants, which will become exercisable upon availability of an approximately $700.0 million senior secured loan (“Bank Loan”). The funds received from the $4.0 million private placement have been divided evenly between general corporate purposes and an expense reimbursement account available to both AMER and the Company to cover anticipated Mt. Hope financing costs and other jointly sourced business development opportunities. In addition, AMER and General Moly entered into a Stockholder Agreement allowing AMER to nominate a director to the General Moly Board of Directors, additional directors following the close of Tranche 3, discussed below, and drawdown of the Bank Loan.  The Stockholder Agreement also governs amer’s acquisition and transfer of General Moly shares.  Prior to closing, the parties agreed to eliminate certain conditions to closing.  Following the closing, AMER nominated Tong Zhang to serve as a director of the Company, and he was appointed by the Board of Directors on December 3, 2015.

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

The third tranche of the amended investment agreement will include a $10.0 million private placement representing 14.7 million shares, priced at $0.68 per share. Closing of the third tranche is contingent on a final adjudication of the Mt. Hope Project's water rights through the Nevada courts or settlement, if further protests and appeals result from the issuance of the water permits, and for the price of molybdenum to average in excess of $12/lb for a 30 consecutive calendar day period. After the third tranche of the agreement closes, AMER will nominate a second director to General Moly’s then eight member Board of Directors.

The amended AMER Investment Agreement created a strategic partnership between the Company and AMER to assist in obtaining full financing for the Mt. Hope Project.  The issuance of shares in connection with the second and third tranches of the AMER Investment Agreement may be subject to General Moly stockholder approval.

In addition to the AMER Investment Agreement, the Company and AMER are jointly evaluating other potential opportunities, ranging from outright acquisitions, privatizations, or significant minority interest investments.  The current focus is on base metal prospects in North America, where the Company would benefit from management fees, minority equity interests, or the acquisition of both core and non-core assets.  Through December 31, 2016, the Company and AMER have spent approximately $0.8 million from the expense reimbursement account described above in connection with such evaluations.

Term Loan

AMER has agreed to work cooperatively with the Company upon the return of improved molybdenum prices to procure and support a Bank Loan of approximately $700 million from a major Chinese bank or banks for development of the Mt. Hope Project. AMER will guarantee the Bank Loan, which is anticipated to have normal and customary covenants and security arrangements.

When documentation is complete and drawdown of the approximately $700 million Bank Loan becomes available, the AMER Warrants will become exercisable by AMER at $0.50. After drawdown of the Bank Loan, AMER will be entitled to nominate a third Director to General Moly’s Board of Directors. All conditions under the warrant agreement must be completed no later than April 17, 2017 in order for the warrants to vest and become exercisable, pending potential renegotiation of the AMER Investment Agreement.

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

Although hampered by the continuing low molybdenum prices, the Company continues its efforts to obtain full financing of the Mt. Hope Project.  On April 17, 2015, the Company announced the execution of the AMER Investment Agreement.  AMER has agreed to work with the Company to procure and support the Bank Loan for development of the Mt. Hope Project, and to provide a guarantee for the Bank Loan.  As discussed in Note 1, on November 30, 2015, the Company announced receipt of funds to successfully close the first tranche of the amended AMER Investment Agreement, resulting in a $4.0 million cash inflow to the Company.

There is no assurance that the Company will be successful in obtaining the financing required to complete the Mt. Hope Project, or in raising additional financing in the future on terms acceptable to the Company, or at all.

We continue to work with our long-lead vendors to manage the timing of contractual payments for milling equipment.  The following table sets forth the LLC’s remaining cash commitments under these equipment contracts (collectively, “Purchase Contracts”) at December 31, 2016 (in millions):

As of
December 31,
Year	2016 *
2017	0.4
2018	—
2019	1.4
2020	0.4
Total	$2.2

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

Through December 31, 2016, the LLC has made deposits and/or final payments of $87.2 million on equipment orders.  Of these deposits, $70.4 million relate to fully fabricated items, primarily milling equipment, for which the LLC has additional contractual commitments of $2.2 million noted in the table above.  The remaining $16.8 million reflects both partially fabricated milling equipment, and non-refundable deposits on mining equipment.  As discussed in Note 12, the mining equipment agreements remain cancellable with no further liability to the LLC. The underlying value and recoverability of these deposits and our mining properties in our consolidated balance sheets are dependent on the LLC’s ability to fund development activities that would lead to profitable production and positive cash flow from operations, or proceeds from the sale of these assets. There can be no assurance that the LLC will be successful in generating future profitable operations, selling these assets or that the Company will secure additional funding in the future on terms acceptable to us or at all.  Our consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded assets or liabilities.

With our cash conservation plan, our Corporate and Liberty related cash requirements have declined to approximately $1.5 million per quarter, while all Mt. Hope Project related funding is payable out of the $36.0 million reserve account, the balance of which was $13.0 million and $16.6 million at December 31, 2016 and 2015, respectively.  Accordingly, based on our current cash on hand and our ongoing cash conservation plan, the Company expects it will have adequate liquidity in order to fund our working capital needs through early 2018.  Additional potential funding sources include public or private equity offerings, including closing or a negotiated acceleration of tranches 2 and 3 with respect to the remaining $16.0 million investment from AMER described in Note 1, or sale of other assets owned by the Company.  There is no assurance that the Company will be successful in securing additional funding.  This could result in further cost reductions, contract cancellations, and potential delays which ultimately may jeopardize the development of the Mt. Hope Project.

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

Accounting Method

Our financial statements are prepared using the accrual basis of accounting in accordance with GAAP.  With the exception of the LLC, all of our subsidiaries are wholly owned.  In February 2008, we entered into the LLC Agreement, which established our ownership interest in the LLC at 80%.  The consolidated financial statements include all of our wholly owned subsidiaries and the LLC.  The POS-Minerals contributions attributable to their 20% interest are shown as Contingently Redeemable Noncontrolling Interest on the Consolidated Balance Sheet.  The net loss attributable to contingently redeemable noncontrolling interest is reflected separately on the Consolidated Statement of Operations and reduces the Contingently Redeemable Noncontrolling Interest on the Consolidated Balance Sheet. Net losses of the LLC are attributable to the owners of the LLC based on their respective ownership percentages in the LLC. During 2016, the LLC had a $106,000 loss primarily associated with accretion of its reclamation obligations, of which $21,000 was attributed to the Contingently Redeemable Noncontrolling Interest.

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

Asset Impairments

We evaluate the carrying value of long-lived assets to be held and used, using a fair-value based approach when events and circumstances indicate that the related carrying amount of our assets may not be recoverable.  The economic environment and molybdenum and copper prices may be considered as impairment indicators for the purposes of these impairment assessments.  In accordance with U.S. GAAP, the carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flows from such asset is less than its carrying value.  In that event, an impairment charge will be recorded in our Consolidated Statement of Operations and Comprehensive Loss based on the difference between book value and the estimated fair value of the asset computed using discounted future cash flows, or the application of an expected fair value technique in the absence of an observable market price.  Future cash flows include estimates of recoverable quantities to be produced from estimated proven and probable mineral reserves, commodity prices (considering current and historical prices, price trends and related factors), production quantities and capital expenditures, all based on life-of-mine plans and projections.  In estimating future cash flows, assets are grouped at the lowest level for which identifiable cash flows exist that are largely independent of cash flows from other asset groups.  Generally, in estimating future cash flows, all assets are grouped at a particular mine for which there are identifiable cash flows.  While our 2016 impairment analysis did not result in any long-lived asset impairments, there can be no assurance that there will not be asset impairments if commodity prices experience a sustained decline and/or if there are significant downward adjustments to estimates of recoverable quantities to be produced from proven and probable mineral reserves or production quantities, and/or upward adjustments to estimated operating costs and capital expenditures, all based on life-of-mine plans and projections.

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

Basic and Diluted Net Loss Per Share

Net loss per share was computed by dividing the net loss attributable to the Company by the weighted average number of shares outstanding during the period.  The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  Outstanding awards as of December 31, 2016, 2015, and 2014, respectively, were as follows:

	December 31, 2016	December 31, 2015	December 31, 2014
Warrants	89,535,000	89,535,000	9,535,000
Shares Issued upon conversion of Senior Notes	5,910,000	5,910,000	8,535,000
Stock Options	—	45,002	271,112
Unvested Stock Awards	1,105,435	1,658,673	1,723,328
Stock Appreciation Rights	1,269,101	1,402,186	1,923,144

These awards were not included in the computation of diluted loss per share for the twelve months ended December 31, 2016, 2015, and 2014, respectively, because to do so would have been anti-dilutive.  Therefore, basic loss per share is the same as diluted loss per share.

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

At December 31, 2016 and 2015, accumulated depreciation and amortization was $2.2 and $2.1 million, respectively.

Senior Convertible Promissory Notes and other Long-Term Debt

In December 2014, the Company sold and issued $8.5 million in units consisting of convertible promissory notes (the "Convertible Notes") and warrants to purchase shares of our common stock (the “Notes Warrants”) to accredited investors, including several directors and officers of the Company, pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 thereunder. The Convertible Notes are unsecured obligations and are senior to any of the Company's future secured obligations to the extent of the value of the collateral securing such obligations.

The Convertible Notes bear interest at a rate of 10.0% per annum, payable in cash quarterly in arrears on each March 31, June 30, September 30, and December 31. The Convertible Notes are convertible at any time in an amount equal to 80% of the greater of (i) the average VWAP for the 30 Business Day period ending on the Business Day prior to the date of the conversion, or (ii) the average VWAP for the 30 Business Day period ending on the original issuance date of the Convertible Notes.  Each Note will convert into a maximum of 100 shares per note, resulting in the issuance of up to 8,535,000 shares.  General Moly’s named executive officers and board of directors who participated in the offering are restricted from converting at a price less than $0.32, the most recent closing price at the time that the Convertible Notes were issued. The Convertible Notes are mandatorily redeemable at par plus the present value of remaining coupons upon (i) the availability of cash from a financing for the Mt. Hope Project or (ii) any other debt financing by the Company. In addition, 50% of any proceeds from the sale of assets cumulatively exceeding $250,000 will be used to prepay the Convertible Notes at par plus the present value of remaining coupons. The Company has the right to redeem the Convertible Notes at any time at par plus the present value of remaining coupons. The Private Placement was negotiated by independent members of General Moly’s board of directors, none of whom participated in the transaction.  As of December 31, 2016, an aggregate of $2.6 million of Convertible Notes had been converted into 2,625,000 shares of common stock and $1.3 million of non-convertible Senior Promissory Notes, resulting in a $0.2 million annual reduction in interest payments made by the Company in the servicing of the Convertible Notes, as further discussed in Note 6 below.

The Company evaluates its contracts for potential derivatives.  See Note 6 for a description of the Company’s accounting for embedded derivatives and the Convertible Notes.

The Company additionally has certain debt related to a land mortgage.  It is classified as current as all payments are contractually required to be made within the next twelve months.

Debt issuance costs incurred in connection with the Company’s debt financings have been capitalized and are being amortized over the stated maturity period or estimated life of the related debt, using the effective interest method.

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

Recent Accounting Pronouncements

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

Going Concern

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements — Going Concern (“ASU 2014-15”), which would require disclosure of uncertainties about an entity’s ability to continue as a going concern.  The new guidance is effective for the annual period ending after December 15, 2016.  We adopted ASU 2014-15 as of December 31, 2016 which did not have a significant impact on our financial statement disclosures.

NOTE 4 — MINING PROPERTIES, LAND AND WATER RIGHTS

We currently have interests in two mining properties that are the primary focus of our operations, the Mt. Hope Project and the Liberty Project.  We also have certain other, non-core, mining properties that are being evaluated for future development or sale.

The Mt. Hope Project.  We are currently in the process of developing the Mt. Hope Project.  In January 2014, the Company published an updated Technical Report on the Mt. Hope Project using Canadian Instrument NI 43-101 guidelines, which provided data on the viability and expected economics of the project.  This report adjusts the reserves and mineralized material to an $8.00/lb Mo pit.

Liberty Project.  We are currently in the process of exploration and evaluation of the Liberty Project.  In July 2014, the Company published an updated NI 43-101 compliant pre-feasibility study, which more closely examined the use of existing infrastructure and the copper potential of the property.

Other Mining Properties.  We also have mining claims and land purchased prior to 2006 which consist in part of (a) approximately 107 acres of fee simple land in the Little Pine Creek area of Shoshone County, Idaho, (b) six patented mining claims known as the Chicago-London group, located near the town of Murray in Shoshone County, Idaho, (c) 34 unpatented mining claims in Marion County, Oregon, known as the Detroit property and (d) 83 unpatented mining claims in Sanders and Madison County, Montana.  The costs associated with these claims and properties are minimal and primarily relate to claim fees and property taxes.

Summary.  The following is a summary of mining properties, land and water rights at December 31, 2016 and 2015 (in thousands):

	At	At
	December 31,	December 31,
	2016	2015
Mt. Hope Project:
Development costs	$171,892	$169,735
Mineral, land and water rights	11,324	11,324
Advance Royalties	30,300	29,800
Total Mt. Hope Project	213,516	210,859
Total Liberty Project	9,689	9,695
Other Properties	81	81
Total	$223,286	$220,635

Development costs and Deposits on project property, plant and equipment

Development costs of $171.9 million include hydrology and drilling costs, expenditures to further the permitting process, capitalized salaries, project engineering costs, and other expenditures required to fully develop the Mt. Hope Project.  Deposits on project property, plant and equipment of $87.2 million represent ongoing progress payments on equipment orders fort the custom-built grinding and milling equipment, related electric mill drives, and other processing equipment that require the longest lead times.

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

The following table shows asset retirement obligations for future mine closure and reclamation costs in connection with the Mt. Hope Project and within the boundaries of the Plan of Operations (“PoO”):

(in thousands)
At January 1, 2015	$1,077
Accretion Expense	72
Adjustments*	(91)
At December 31, 2015	$1,058
Accretion Expense	80
Adjustments*	316
At December 31, 2016	$1,454

* Includes additions, annual changes to the escalation rate, the market-risk premium rate, or reclamation time periods

The estimated future reclamation costs for the Mt. Hope Project have been discounted using a rate of 8%.  The total inflated and undiscounted estimated reclamation costs associated with current disturbance under the PoO at the Mt. Hope Project were $5.7 million at December 31, 2016, inclusive of $2.6 million for mitigation of sage grouse habitat that would be affected by development of the Mt. Hope Project. Increases in ARO liabilities resulting from the passage of time are recognized as accretion expense.

The LLC is required by U.S. federal and state laws to provide financial assurance sufficient to allow a third party to implement approved closure and reclamation plans if the LLC is unable to do so.  The laws govern the determination of the scope and cost of the closure, and the amount and forms of financial assurance.  As of December 31, 2016, the LLC had provided the appropriate regulatory authorities with $2.8 million in reclamation financial guarantees through the posting of surety bonds for reclamation of the Mt. Hope Project as approved in the ROD.  As of December 31, 2016, we had $0.3 million in cash deposits associated with these bonds and an additional $0.4 million in a long-term funding mechanism, which are specific to the PoO disturbance and accounted for as restricted cash and are unrelated to the inflated and undiscounted liability referenced above.

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

	Mt. Hope Project
	outside PoO
	boundary	Liberty
	(in thousands)
At January 1, 2015	81	118
Adjustments *	(59)	—
At December 31, 2015	$22	$118
Adjustments *	(7)	—
At December 31, 2016	$15	$118

* Includes reduced / reclaimed disturbance

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

As of December 31, 2016 and 2015, respectively, the carrying value of the Convertible Notes, absent the embedded derivatives, was $5.5 million and $5.3 million inclusive of an unamortized debt discount of $0.4 million and $0.6 million, all of which is considered long term debt. The fair value of the Convertible Notes was $7.1 million and $7.5 million at December 31, 2016 and 2015, respectively.  As of December 31, 2016 and 2015, the carrying value of the Promissory Notes was $1.3 million and $1.3 million, respectively. The fair value of the Promissory Notes was $1.0 million and $1.1 million at December 31, 2016 and 2015, respectively.

The embedded derivatives recorded in Senior Convertible Promissory Notes at fair value were $0.1 million and $0.2 million at December 31, 2016 and 2015, respectively. The changes in the estimated fair value of the embedded derivatives during the year ended December 31, 2016 resulted in a gain of $0.1 million. Gain or loss on embedded derivatives is recognized as Interest Expense in the Statement of Operations.

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

The following tables set forth the inputs to the models that were used to value the embedded derivatives:

	December 31, 2016	December 31, 2015	December 26, 2014
Stock Price	$0.25	$0.20	$0.64
Maturity Date	December 31, 2019	December 31, 2019	December 31, 2019
Risk-Free Interest Rate	1.47%	1.54%	1.75%
Estimated Stock Volatility	40.00%	40.00%	40.00%
Default Intensity	2.00%	2.00%	2.00%
Recovery Rate	30.00%	30.00%	30.00%

Type of Event	Expected Date	Probability of Event
Mandatory Redemption	October 17, 2018	80%
Conversion Option	March 31, 2019	10%
Note Reaches Maturity	December 31, 2019	10%

NOTE 7 —COMMON STOCK AND COMMON STOCK WARRANTS

During the year ended December 31, 2016, 1,312,894 shares of common stock were issued pursuant to stock awards under the 2006 Equity Incentive Plan.

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

The following is a summary of common stock warrant activity for each of the three years ended December 31, 2016:

	Number of Shares
	Under
	Warrants	Exercise Price
Balance at December 31, 2013	1,000,000	$5.00
Issuance of new warrants	8,535,000	$1.00
Balance at December 31, 2014	9,535,000	$1.00 to 5.00
Issuance of new warrants	80,000,000	$0.50
Balance at December 31, 2015	89,535,000	$0.50 to 5.00
Balance at December 31, 2016	89,535,000	$0.50 to 5.00
Weighted average exercise price	$0.60

On December 26, 2014, the Company issued 8.5 million Notes Warrants in connection with the private placement of its Convertible Notes at a price of $1.00 per share and had a relative fair value of $0.8 million.  In addition, the $0.8 million value placed on the Notes Warrants was considered a debt discount and is to be amortized over the expected redemption period.

On November 2, 2015, the Company issued 80.0 million warrants to AMER in connection with the closing of the amended Investment Agreement at a price of $0.50 per share and a relative fair value of $0.5 million, resulting in an entry to additional paid-in capital.

Of the warrants outstanding at December 31, 2016, 8.5 million are exercisable at $1.00 per share at any time from June 26, 2015 through their expiration on December 26, 2019, 1.0 million are exercisable at $5.00 per share once General Moly has received financing necessary for the commencement of commercial production at the Mt. Hope Project and will expire one year thereafter, and the 80.0 million AMER Warrants become exercisable upon availability of the Bank Loan prior to April 17, 2017, as described in Note 1 above.  Should the vesting condition not be met on the AMER Warrants prior to April 17, 2017, pending potential renegotiation of the AMER Investment Agreement and extension of the April 17th deadline, the warrants will expire.

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

NOTE 8 — PREFERRED STOCK

Pursuant to our Certificate of Incorporation we are authorized to issue 10,000,000 shares of $0.001 per share par value preferred stock.  The authorized but unissued shares of preferred stock may be issued in designated series from time to time by one or more resolutions adopted by the Board.  The Board has the authority to determine the preferences, limitations and relative rights of each series of preferred stock.  At December 31, 2016, and 2015, no shares of preferred stock were issued or outstanding.

NOTE 9 — EQUITY INCENTIVES

In 2006, the Board and shareholders of the Company approved the 2006 Equity Incentive Plan (“2006 Plan”) that replaced the 2003 Equity Incentive Plan (“2003 Plan”).  In May 2010, our shareholders approved an amendment to the 2006 Plan increasing the number of shares that may be issued under the plan by 4,500,000 shares to 9,600,000 shares.  In June 2016, our shareholders approved an additional amendment to the 2006 Plan increasing the number of shares that may be issued under the plan by 5,000,000 shares to 14,600,000 shares.  The 2006 Plan authorizes the Board, or a committee of the Board, to issue or transfer up to an aggregate of 14,600,000 shares of common stock, of which 5,975,856 remain available for issuance as of December 31, 2016.  Awards under the 2006 Plan may include incentive stock options, non-statutory stock options, restricted stock units, restricted stock awards, and stock appreciation rights (“SARs”).  At the option of the Board, SARs may be settled with cash, shares, or a combination of cash and shares.  The Company settles the exercise of other stock-based compensation with newly issued common shares.

Stock-based compensation cost is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes option pricing model and is recognized as compensation ratably on a straight-line basis over the requisite vesting/service period.  As of December 31, 2016, there was $0.8 million of total unrecognized compensation cost related to share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 2.4 years.

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

For the Year Ended December 31:	2016	2015	2014
Expected Life *	3.5 to 6.0 years	3.5 to 6.0 years	3.5 to 6.0 years
Interest Rate+	0.67% to 1.37%	0.36% to 1.37%	0.58% to 1.37%
Volatility **+	80.25% to 84.92%	62.04% to 85.97%	70.31% to 92.76%
Dividend Yields	—	—	—
Weighted Average Fair Value of Stock Appreciation Rights Granted During the Year	$—	$—	$—

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

At December 31, 2016, the aggregate intrinsic value of outstanding and exercisable (fully vested) options and SARs was nil and had a weighted-average remaining contractual term of 1.5 years.  The total intrinsic value of both options and SARs exercised during the years ended December 31, 2016, 2015 and 2014 was nil in all years.

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

The compensation expense recognized by the Company for Stock Awards is based on the closing market price of the Company’s common stock on the date of grant.  For the years ended December 31, 2016, 2015 and 2014 the weighted-average grant date fair value for Stock Awards was $0.18, $0.49, and $1.42, respectively.  The total fair value of stock awards vested during 2016 and 2015 is $0.3 million and $0.5 million, respectively.

Summary of Equity Incentive Awards

The following table summarizes activity under the Plans during the year ended December 31, 2016:

	Stock Options		SARs		Stock Awards
	Weighted		Weighted	Number	Weighted
	Average		Average	of Shares	Average
	Exercise	Number of Shares	Strike	Under	Grant	Number of
	Price	Under Option	Price	Option	Price	Shares
Balance at January 1, 2016	$8.36	45,002	$2.93	1,402,186	$1.73	1,658,673
Awards Granted	—	—	—	—	0.18	801,986
Awards Exercised or Earned	—	—	—	—	0.47	(1,355,224)
Awards Forfeited	—	—	1.15	(1,106)	—	—
Awards Expired	8.36	(45,002)	1.84	(131,979)	—	—
Balance at December 31, 2016	$—	—	3.05	1,269,101	2.16	1,105,435

Exercisable at December 31, 2016	$—	—	2.15	224,745

A summary of the status of the non-vested awards as of December 31, 2016 and changes during the year ended December 31, 2016 is presented below.

	Stock Options		SARs		Stock Awards
	Weighted		Weighted	Number	Weighted
	Average		Average	of Shares	Average
	Fair	Number of Shares	Fair	Under	Fair	Number of
	Value	Under Option	Value	Option	Value	Shares
Balance at January 1, 2016	$—	—	$3.21	1,058,436	$1.73	1,658,673
Awards Granted	—	—	—	—	0.18	801,986
Awards Vested or Earned	—	—	1.15	(12,974)	0.47	(1,355,224)
Awards Forfeited	—	—	1.15	(1,106)	—	—
Balance at December 31, 2016	$—	—	3.24	1,044,356	2.16	1,105,435

Compensation Cost Recognized and Capitalized Related to Equity Incentives

The following table summarizes the compensation cost recognized and capitalized related to equity incentives:

Summary of Compensation Cost Recognized and
Capitalized related to Equity Incentives for the
Year Ended December 31 (in thousands):	2016	2015	2014
Stock Options*	$—	$(431)	$—
SARs
Performance based	128	(136)	382
Vesting over time	4	5	34
Stock Awards:
Performance based*	208	454	1,160
Vesting over time	24	119	450
Board of Directors and Secretary	36	104	135
Total	$400	$115	$2,161
Included in:
Capitalized as Development	35	155	443
Expensed	365	(40)	1,718
	$400	$115	$2,161

*The Company recorded significant forfeitures during 2015 related to unvested options of terminated employees and performance-based restricted shares forfeited as a result of the failure to achieve certain associated milestones required for vesting.

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

NOTE 10 — CHANGES IN CONTINGENTLY REDEEMABLE NONCONTROLLING INTEREST (CRNCI)

	Activity for Year Ended
	December 31,	December 31,
Changes CRNCI (Dollars in thousands)	2016	2015
Total CRNCI December 31, 2015 and 2014, respectively	$173,265	$210,317
Capital Contributions Attributable to CRNCI	243	2,116
Return of Contributions	—	(36,000)
Return of Contributions Attributable to CRNCI	(828)	(2,268)
Net Loss Attributable to CRNCI	(21)	(900)
Total CRNCI December 31, 2016 and 2015, respectively	$172,659	$173,265

NOTE 11 — INCOME TAXES

At December 31, 2016 and 2015 we had deferred tax assets principally arising from the net operating loss carry forwards for income tax purposes multiplied by an expected rate of 35%. As management of the Company cannot determine that it is not more likely than not that we will realize the benefit of the deferred tax assets, a valuation allowance equal to the net deferred tax asset has been established at December 31, 2016 and 2015. The significant components of the deferred tax asset at December 31, 2016 and 2015 were as follows (in thousands):

	December 31,	December 31,
	2016	2015
Operating loss carry forward	$252,671	$237,375
Unamortized exploration expense	5,368	6,221
Fixed asset depreciation	—	(227)
Deductible stock based compensation	5,184	1,630
Other	202	177
Deductible temporary difference	$263,425	$245,176
Taxable temporary difference — Investment in EMLLC	$(129,639)	$(127,325)
Senior convertible notes debt discount	$(2,826)	(1,916)
Net deductible temporary difference	$130,960	$115,935
Deferred tax asset	$45,836	$40,577
Deferred tax asset valuation allowance	$(45,836)	$(40,577)
Net deferred tax asset	$—	$—

At December 31, 2016 and December 31, 2015 we had net operating loss carry-forwards of approximately $252.7 million and $237.4 million, respectively, which expire in the years 2021 through 2034.  The change in the allowance account from December 31, 2015 to December 31, 2016 was $5.3 million.

As of December 31, 2016 and December 31, 2015, the Company had no unrecognized tax benefits.  There was no change in the amount of unrecognized tax benefits as a result of tax positions taken during the year or in prior periods or due to settlements with taxing authorities or lapses of applicable statues of limitations.

The Company and/or its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state jurisdictions.  Without exception, the Company is no longer subject to U.S. Federal, state and local income tax examinations by tax authorities for years before 2013.  The Company is open to federal and state tax audits until the applicable statutes of limitations expire.

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

The Mt. Hope Lease requires a royalty advance (“Construction Royalty Advance”) of 3% of certain construction capital costs, as defined in the Mt. Hope Lease. The LLC is obligated to pay a portion of the Construction Royalty Advance each time capital is raised for the Mt. Hope Project based on 3% of the expected capital to be used for those certain construction capital costs defined in the Mt. Hope Lease.  Through December 31, 2016, we have paid $24.6 million of the total royalty advance.  Based on our Mt. Hope Project capital budget we estimate that a final reconciliation payment on the Capital Construction Cost Estimate (the “Estimate”) will be due following the commencement of commercial production, after as-built costs are definitively determined.  The Company estimates, based on the revised capital estimate discussed above and the current timeline for the commencement of commercial production, that an additional $4.2 million will be due approximately 24 months after the commencement of construction.  This amount was accrued as of December 31, 2016.  The capital estimates may be subject to escalation in the event the Company experiences continued delays in achieving full financing for the Mt. Hope Project.

The LLC is also obligated to make a minimum annual advance royalty payment (“Annual Advance Royalty”) of $0.5 million each October 19 for any year wherein commercial production has not been achieved or the MHMI Production Royalty (as hereinafter defined) is less than $0.5 million.  As commercial production is not anticipated to commence before late-2019, the Company has accrued $1.5 million in Annual Advance Royalty payments which will be due in three $0.5 million installments in October 2017, 2018 and 2019, respectively.  An additional installment of $0.5 million was paid in October 2016.  The Estimate and the Annual Advance Royalty are collectively referred to as the “Advance Royalties.”  All Advance Royalties are credited against the MHMI Production Royalties once the mine has achieved commercial production.  After the mine begins production, the LLC estimates that the MHMI Production Royalties will be in excess of the Annual Advance Royalties for the life of the Mt. Hope Project 50%.  Until the advance royalties are fully credited, the LLC will pay one half of the calculated Production Royalty annually.  Assuming a $12 molybdenum price, the Annual Advance Royalties are consumed within the first five years of commercial production.

Deposits on project property, plant and equipment

As discussed in Note 2, the LLC has active orders with varying stages of fabrication on milling process equipment comprised of two 230kV primary transformers and substation, a primary crusher, a semi-autogenous mill, two ball mills, and various motors for the mills with remaining cash commitments of $2.2 million due on these orders.

Equipment and Supply Procurement

Through December 31, 2016, the LLC has made deposits and/or final payments of $87.2 million on equipment orders, has spent approximately $198.6 million for the development of the Mt. Hope Project, for a total Mt. Hope Project inception-to-date spend of $285.8 million.

In 2012, the LLC issued a firm purchase order for eighteen haul trucks.  The order provides for delivery of those haul trucks required to perform initial mine development, which will begin several months prior to commercial production.  Non-refundable down-payments of $1.2 million were made in 2012, with pricing subject to escalation as the trucks were not delivered prior to December 31, 2013.  Since that time, the LLC has renegotiated the timelines for truck delivery and delayed deliveries into December 2017.  The contract is cancellable with no further liability to the LLC.

Also in 2012, the LLC issued a firm purchase order for four mine production drills with a non-refundable down-payment of $0.4 million, and pricing was subject to escalation if the drills were not delivered by the end of 2013.  Since that time, the LLC has accepted a change order which delayed delivery into December 2017.  The contract remains cancellable with no further liability to the LLC.

On June 30, 2012, the LLC’s contract to purchase two electric shovels expired.  On July 11, 2012, we signed a letter of intent with the same vendor providing for the opportunity to purchase the electric shovels at prices consistent with the expired contract, less a special discount in the amount of $3.4 million to provide credit to the LLC for amounts paid as deposits under the expired contract.  The letter of intent provides that equipment pricing will remain subject to inflation indexes and guarantees production slots to ensure that the equipment is available when required by the LLC.  Since that time, the parties have agreed to extend the letter of intent through December 31, 2018.

Obligations under capital and operating leases

We have contractual operating leases that will require a total of $0.1 million in payments over the next three years.  Operating leases consist primarily of rents on office facilities and office equipment.  Our expected payments are $0.1 million, nil, and nil for the years ended December 31, 2017, 2018, and 2019, respectively.

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

The Trust may be funded by the LLC over several years based on the achievement of certain milestones, which are considered probable, and as such $4.0 million has been accrued in the Company’s December 31, 2016, financial statements and is included in mining properties, land, and water rights.

Permitting Considerations

In the ordinary course of business, mining companies are required to seek governmental permits for expansion of existing operations or for the commencement of new operations. The LLC was required to obtain approval, in the form of a Record of Decision (“ROD”), from the BLM to implement the Mt. Hope Project Plan of Operations (“PoO”).  The LLC was also required to obtain various state and federal permits including, but not limited to, water protection, air quality, water rights and reclamation permits.  In addition to requiring permits for the development of the Mt. Hope Project, we will need to obtain and modify various mining and environmental permits during the life of the Mt. Hope Project.  Maintaining, modifying, and renewing the necessary governmental permits is a complex and time-consuming process involving numerous jurisdictions and often involving public hearings and substantial expenditures.  The duration and success of the LLC’s efforts to obtain, modify or renew permits will be contingent upon many variables, some of which are not within the LLC’s control.  Increased costs or delays could occur, depending on the nature of the activity to be permitted and the interpretation of applicable requirements implemented by the permitting authority.  All necessary permits may not be obtained and, if obtained, may not be renewed, or the costs involved in each case may exceed those that we previously estimated.  In addition, it is possible that compliance with such permits may result in additional costs and delays.

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

Thereafter, on September 22, 2014, the Plaintiffs filed their notice of appeal to the U.S. Court of Appeals for the Ninth Circuit (“Ninth Circuit”) of the U.S. District Court’s dismissal.  Oral argument of the parties before the Ninth Circuit was completed on October 18, 2016.  On December 28, 2016, the Ninth Circuit issued its Opinion rejecting many of the arguments raised by the Plaintiffs challenging the Environmental Impact Statement ("EIS") completed for the Mt. Hope Project, issuing a narrow reversal of the BLM's findings related to air quality analysis.  Because of this technical deficiency, the Court vacated the ROD, and is requiring the BLM to conduct additional evaluation of air quality impacts and resulting cumulative impact analysis under the National Environmental Policy Act ("NEPA").   The Company is confident in the BLM’s process and working closely with the agency to resolve concerns with air quality baseline studies raised by the Ninth Circuit, and looks forward to completing the necessary public review to receive a new ROD for the eventual construction and operation of the Mt. Hope Project.

Environmental regulations related to reclamation require that the cost for a third-party contractor to perform reclamation activities on the minesite be estimated.  The original $75.1 million reclamation cost estimate was the basis for the required financial guarantee amount, and represents the reclamation obligation for the first phase (approximately equivalent to the first 3 years) of operations.  The LLC was required to post a financial instrument held by the BLM to provide a guarantee that this amount will be available to the BLM and NDEP for use in conducting reclamation should the LLC become insolvent or default on our reclamation obligations.  As a result of delays in financing for the construction of the Mt. Hope Project, we submitted a second PoO amendment to BLM in October, 2015, to reduce our reclamation liability to current surface disturbance.  Simultaneously, we submitted an application to NDEP-BMRR to modify the Reclamation Permit to reflect this reduced reclamation liability. On October 26, 2015, NDEP-BMRR approved the proposed permit modification, including the reduced reclamation liability amount.   On December 21, 2015, BLM approved the PoO amendment, including the reduction of the reclamation liability to approximately $2.8 million.  Thereafter, we worked with the LLC’s reclamation surety underwriters to satisfy the reduced $2.8 million financial guarantee requirements for the Mt. Hope Project.  As of September 30, 2016, the surety bond program is funded with a cash collateral payment of $0.3 million, a reduction from the $4.6 million established in November 2014, resulting in a $4.3 million return of collateral received by the LLC in February 2016.

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

On November 23, 2015, the Nevada Supreme Court issued its Remittitur to the District Court for the County of Eureka for further proceedings consistent with its Opinion.  On March 14, 2016, we received the District Court’s Order vacating the 3M Plan, denying the applications and vacating the permits issued by the State Engineer.  The Company filed a Motion to Alter or Amend Judgment with the District Court, requesting the District Court amend its Order and remand the water permits and 3M Plan to the State Engineer to allow further proceedings to address the mitigation issues raised by the Nevada Supreme Court.  The District Court denied the Motion on June 1, 2016.  The State Engineer has filed an appeal to the Nevada Supreme Court concerning the District Court’s interpretation of the Supreme Court’s Opinion and has also argued that the District Court acted in excess of its judicial authority in violation of Nevada’s Constitution and Statutes.  The Company has filed a similar appeal to the Nevada Supreme Court.

Notwithstanding the pendency of the appeal to the Nevada Supreme Court, the Company is working, as expeditiously as possible, to reobtain its water permits with the new change applications that it has filed with the State Engineer, following the Nevada Supreme Court’s September Order.  On August 23, 2016, Eureka County filed a Writ of Prohibition or Mandamus to the Nevada Supreme Court seeking the Supreme Court’s intervention to stop further action by the State Engineer while the appeal discussed above of the District Court Order is pending.  As ordered by the Supreme Court, answers and responses to the Writ were filed by October 21, 2016.  The State Engineer has stopped any action on our applications pending an outcome of the Writ from the Supreme Court.  Along with the State Engineer, we oppose the basis for filing the Writ, and believe the State Engineer can proceed with the review of our applications notwithstanding the appeal to the Supreme Court of the District Court Order.  In the interim, we are continuing to advocate the authority of the State Engineer to act on our applications.  In hearings to be held before the State Engineer, the Company will provide additional evidence of its ability to successfully mitigate any potential impacts to water rights in Kobeh Valley that could result from the Mt. Hope Project’s new change applications for water use.

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

NOTE 13 — UNAUDITED SUPPLEMENTARY DATA

The following is a summary of selected unaudited quarterly financial information (in thousands except per share amounts):

Year Ended December 31, 2016	Q1	Q2	Q3	Q4
Loss from operations	$(1,908)	$(1,664)	$(1,824)	$(1,732)
Interest expense	(249)	(250)	(266)	(196)
Consolidated net loss	(2,158)	(1,913)	(2,090)	(1,928)
Net loss attributable to GMI	(2,154)	(1,909)	(2,086)	(1,919)
Basic net income/(loss) per share	(0.02)	(0.02)	(0.02)	(0.01)

Year Ended December 31, 2015
Loss from operations	$(3,103)	$(2,284)	$(2,633)	$(1,714)
Interest expense	(681)	(5,403)	(57)	(247)
Consolidated net loss	(3,784)	(7,687)	(2,689)	(1,963)
Net loss attributable to GMI	(3,774)	(6,811)	(2,675)	(1,963)
Basic net income/( loss) per share	$(0.04)	(0.07)	(0.03)	(0.02)

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

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) published an updated Internal Control — Integrated Framework (2013) and related illustrative documents.  The Company adopted the new framework in 2014.

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

Management conducted its evaluation of the effectiveness of the Company’s internal controls over financial reporting based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework in 2013.  Based on this evaluation, management concluded that, at December 31, 2016, the Company’s internal control over financial reporting was effective.

ITEM 9B.OTHER INFORMATION

None.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding directors and executive officers of registrant is presented under the heading “Directors and Executive Officers” in our definitive proxy statement for use in connection with the 2017 Annual Meeting of Stockholders (“2017 Proxy Statement”) to be filed within 120 days after our fiscal year ended December 31, 2016, and is incorporated herein by this reference thereto.

Information regarding Section 16(a) beneficial ownership reporting compliance report is presented under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2017 Proxy Statement, and is incorporated herein by this reference thereto.  Information regarding our code of ethics is presented under the heading “Code of Business Conduct and Ethics” in our 2017 Proxy Statement, and is incorporated herein by reference thereto.  Information regarding our Audit Committee, Compensation Committee, Finance Committee, Technical Committee and our Nominating Committee is presented under the heading “The Board of Directors, Board Committees and Director Independence” in our 2017 Proxy Statement, and is incorporated herein by reference thereto.

ITEM 11.EXECUTIVE COMPENSATION

Information regarding executive compensation is presented under the heading “Executive Compensation” in our 2017 Proxy Statement, and is incorporated herein by this reference thereto.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding certain information with respect to our equity compensation plans as of December 31, 2016 is set forth under the heading “Equity Compensation Plan Information” in our 2017 Proxy Statement, and is incorporated herein by this reference thereto.

Information regarding security ownership of certain beneficial owners and management is set forth under the heading “Voting Securities and Principal Holders” in our 2017 Proxy Statement, and is incorporated herein by this reference thereto.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions is presented under the heading “Certain Relationships and Related Transactions” in our 2017 Proxy Statement, and is incorporated herein by this reference thereto.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding principal accounting fees and services is presented under the headings “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” and “All Other Fees” in our 2017 Proxy Statement, and is incorporated herein by this reference thereto.

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

10.11†+

Third Amendment to Amended and Restated Employment Agreement dated effective January 16, 2016, by and between General Moly, Inc. and Bruce D. Hansen (Filed as Exhibit 10.2 to our Current Report on Form 8-K filed on January 21, 2016.)

10.12†+

Salary Reduction and Stay Incentive Agreement, dated as of September 6, 2013, between the Company and Bruce D. Hansen (Filed as Exhibit 10.21 to our Quarterly Report on Form 10-Q filed on November 4, 2013.)

10.13†+

First Amendment to Salary Reduction and Stay Incentive Agreement dated as of January 14, 2015, by and between General Moly, Inc. and Bruce D. Hansen (Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on January 21, 2015.)

10.14†+	Stay Incentive Agreement dated as of January 16, 2016, by and between General Moly, Inc. and Bruce D. Hansen (Filed as Exhibit 10.9 to our Current Report on Form 8-K filed on January 21, 2016.)

10.15†+	Form of Indemnification Agreement (Filed as Exhibit 10.18 to our Current Report on Form 8-K filed on October 5, 2007.)

10.16†+	General Moly, Inc. 2006 Equity Incentive Plan, as Amended and Restated (Filed as Exhibit 10.1 to our Registration Statement on Form S-8 filed on May 21, 2010.)

10.17†+	Form of Stock Option Grant Notice and Agreement under 2006 Equity Incentive Plan of the Company (Filed as Exhibit 10.13 to our Annual Report on Form 10-KSB filed on April 3, 2007.)

10.18†+	Form of Restricted Stock Agreement under 2006 Equity Incentive Plan of the Company (Filed as Exhibit 10.14 to our Annual Report on Form 10-KSB filed on April 3, 2007.)

10.19†+	Form of Non-Employee Option Award Agreement (Filed as Exhibit 99.1 to our Registration Statement on Form S-8 filed on January 12, 2007.)

10.20†+	Form of Employee Stock Option Agreement (Filed as Exhibit 99.2 to our Registration Statement on Form S-8 filed on January 12, 2007.)

10.21†+	Form of Stock Appreciation Right Grant Notice and Agreement under the Company’s 2006 Equity Incentive Plan (Filed as Exhibit 10.3 to our Current Report on Form 8-K filed on March 5, 2009.)

10.22†+	Form of Restricted Stock Unit Agreement under 2006 Equity Incentive Plan of the Company (Filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q Filed on October 29, 2010.)

10.23†+	Amendment to General Moly, Inc. 2006 Equity Incentive Plan, as Amended (Filed as Annex A to our Definitive Proxy Statement on Schedule 14A filed on April 18, 2016.)

Exhibit Number	Description

10.24†*	Molybdenum Supply Agreement between General Moly and ArcelorMittal Purchasing SAS, dated as of December 28, 2007 (Filed as Exhibit 10.19 to our Annual Report on Form 10-KSB filed on March 31, 2008.)

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

Exhibit Number	Description

10.39†+

Third Amendment to Employment Agreement dated effective January 16, 2016, by and between General Moly, Inc. and Robert I. Pennington (Filed as Exhibit 10.4 to our Current Report on Form 8-K filed on January 21, 2016.)

10.40†+	Stay Incentive Agreement, dated effective January 16, 2015, between General Moly, Inc. and Robert I. Pennington (Filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on May 4, 2015.)

10.41†+	Stay Incentive Agreement dated as of January 16, 2016, by and between General Moly, Inc. and Robert I. Pennington (Filed as Exhibit 10.10 to our Current Report on Form 8-K filed on January 21, 2016.)

10.42†+	Employment Agreement dated as of January 16, 2016, by and between General Moly, Inc. and Lee M. Shumway (Filed as Exhibit 10.5 to our Current Report on Form 8-K filed on January 21, 2016.)

10.43†+

First Amendment to Employment Agreement dated effective January 16, 2016, by and between General Moly, Inc. and Lee M. Shumway (Filed as Exhibit 10.6 to our Current Report on Form 8-K filed on January 21, 2016.)

10.44†+	Stay Incentive Agreement, dated effective January 16, 2015, between General Moly, Inc. and Lee M. Shumway (Filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on May 4, 2015.)

10.45†+	Stay Incentive Agreement dated as of January 16, 2016, by and between General Moly, Inc. and Lee M. Shumway (Filed as Exhibit 10.11 to our Current Report on Form 8-K filed on January 21, 2016.)

10.46†	Securities Purchase Agreement between the Company and Hanlong (USA) Mining Investment, Inc. dated March 4, 2010 (Filed as Annex B to our Definitive Proxy Statement filed on April 6, 2010.)

10.47†

Amendment No. 1 to Securities Purchase Agreement dated July 30, 2010, between General Moly, Inc. and Hanlong (USA) Mining Investment, Inc. (Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on October 29, 2010.)

10.48†

Amendment No. 2 to Securities Purchase Agreement dated October 26, 2010, between General Moly, Inc. and Hanlong (USA) Mining Investment, Inc. (Filed as Exhibit 10.3 to our Registration Statement on Form S-3 filed on November 23, 2010.)

10.49†

Amendment No. 3 to Securities Purchase Agreement dated December 20, 2010, between General Moly, Inc. and Hanlong (USA) Mining Investment, Inc. (Filed as Exhibit 7(e) to Hanlong (USA) Mining Investment, Inc.’s Schedule 13D filed on December 30, 2010.)

10.50†

Amendment No. 4 to Securities Purchase Agreement dated July 7, 2011, between General Moly, Inc. and Hanlong (USA) Mining Investment, Inc. (Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on July 13, 2011.)

10.51†

Amendment No. 5 and Notice Pursuant to Securities Purchase Agreement dated June 14, 2012, by and between General Moly, Inc. and Hanlong (USA) Mining Investment, Inc. (Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on June 15, 2012.)

10.52†

Option Agreement with respect to Securities Purchase Agreement dated January 9, 2012, between General Moly, Inc. and Hanlong (USA) Mining Investment, Inc. (Filed as Exhibit 10.46 to our Annual Report on Fromm 10-K filed on March 1, 2012.)

10.53†

Stockholder Agreement dated December 20, 2010, between General Moly, Inc. and Hanlong (USA) Mining Investment, Inc. (Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on December 21, 2010.)

Exhibit Number	Description

10.54†

Amendment No. 1 to Stockholder Agreement dated as of October 26, 2012, by and between General Moly, Inc. and Hanlong (USA) Mining Investment, Inc. (Filed as Exhibit 10.3 to our Current Report on Form 8-K filed on October 31, 2012.)

10.55†	Common Stock Purchase Warrant dated April 16, 2010, issued to CCM Qualified Master Fund, Ltd. (Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on April 19, 2010.)

10.56†	Common Stock Purchase Warrant dated April 16, 2010, issued to Coghill Capital Management, LLC. (Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on April 19, 2010.)
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

10.59†	Cooperation Agreement dated August 10, 2010, between Eureka Moly, LLC and the Eureka Producers Cooperative (Filed as Exhibit 10.1 to our Current Report on Form 8-K/A filed on August 26, 2010.)

10.60†	Employment Agreement dated as of January 16, 2016, by and between General Moly, Inc. and R. Scott Roswell (Filed as Exhibit 10.7 to our Current Report on Form 8-K filed on January 21, 2016.)

10.61†+

First Amendment to Employment Agreement dated effective January 16, 2016, by and between General Moly, Inc. and R. Scott Roswell (Filed as Exhibit 10.8 to our Current Report on Form 8-K filed on January 21, 2016.)

10.62†+	Stay Incentive Agreement, dated effective January 16, 2015, between General Moly, Inc. and R. Scott Roswell (Filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on May 4, 2015.)

10.63†+	Stay Incentive Agreement dated as of January 16, 2016, by and between General Moly, Inc. and R. Scott Roswell (Filed as Exhibit 10.12 to our Current Report on Form 8-K filed on January 21, 2016.)

10.64†+	Form of Restricted Stock Unit Agreement for the Company’s 2006 Equity Incentive Plan (performance-based vesting) (Filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on May 2, 2011.)

10.65†+	Form of Restricted Stock Unit Agreement for the Company’s 2006 Equity Incentive Plan (tome-based vesting) (Filed as Exhibit 10.7 to our Quarterly Report on Form 10-Q filed on May 2, 2011.)

10.66†+	Form of Stock Appreciation Rights Grant Notice for the Company’s 2006 Equity Incentive Plan (Filed as Exhibit 10.8 to our Quarterly Report on Form 10-Q filed on May 2, 2011.)

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

Exhibit Number	Description

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

10.74+	Separation and Release Agreement by and between General Moly, Inc. and David A. Chaput dated October 16, 2015 (Filed herewith)

21.1	Subsidiaries of General Moly, Inc. (Filed herewith)

23.1	Consent of PricewaterhouseCoopers LLP (Filed herewith)

23.2	Consent of John M. Marek, P.E. (Filed herewith)

31.1	Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a) (Filed herewith)

31.2	Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a) (Filed herewith)

32.1	Certification of CEO pursuant to Section 1350 (Furnished herewith)

32.2	Certification of CFO pursuant to Section 1350 (Furnished herewith)

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

ITEM 16.  SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Lakewood, Colorado on March 16, 2017.

GENERAL MOLY, INC.

By:	/s/ Bruce D. Hansen
Name:	Bruce D. Hansen
Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Exchange Act, this report has been signed below on March 16, 2017 by the following persons, on behalf of the Registrant, and in the capacities indicated.

/s/ Bruce D. Hansen	Chief Executive Officer and Director
Bruce D. Hansen	(Principal Executive Officer)

/s/ Lee M. Shumway	Chief Financial Officer
Lee M. Shumway	(Principal Financial Officer & Principal Accounting Officer)

/s/ Ricardo M. Campoy	Chairman of the Board
Ricardo M. Campoy

/s/ Mark A. Lettes	Director
Mark A. Lettes

/s/ Gary A. Loving	Director
Gary A. Loving

/s/ Gregory P. Raih	Director
Gregory P. Raih

/s/ Tong Zhang	Director
Tong Zhang