Form 10-Q
period 2017-03-31
General Moly, Inc
filed 2017-05-01
CIK 1275229

un

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Emerging growth company ☐



If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES   NO ☒

The number of shares outstanding of issuer’s common stock as of April 26, 2017, was 111,167,877.

PART I - FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

GENERAL MOLY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	March 31,	December 31,
	2017	2016
	(unaudited)
ASSETS:
CURRENT ASSETS
Cash and cash equivalents	$7,136	$8,470
Deposits, prepaid expenses and other current assets	96	89
Total Current Assets	7,232	8,559
Mining properties, land and water rights	223,816	223,286
Deposits on project property, plant and equipment	87,353	87,244
Restricted cash held at EMLLC	12,016	13,025
Restricted cash held for loan procurement	1,074	1,175
Restricted cash held for reclamation bonds	793	782
Non-mining property and equipment, net	285	221
Other assets	2,994	2,994
TOTAL ASSETS	$335,563	$337,286
LIABILITIES, CRCNI, AND EQUITY:
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$857	$855
Accrued advance royalties	500	500
Current portion of long term debt	125	165
Total Current Liabilities	1,482	1,520
Provision for post closure reclamation and remediation costs	1,622	1,587
Accrued advance royalties	5,200	5,200
Accrued payments to Agricultural Sustainability Trust	4,000	4,000
Long term debt, net of current portion	1,340	1,340
Senior Convertible Promissory Notes	5,646	5,540
Return of Contributions Payable to POS-Minerals	33,641	33,641
Other accrued liabilities	2,125	2,125
Total Liabilities	55,056	54,953

COMMITMENTS AND CONTINGENCIES - NOTE 12

CONTINGENTLY REDEEMABLE NONCONTROLLING INTEREST ("CRNCI")	172,649	172,659

EQUITY
Common stock, $0.001 par value; 650,000,000 and 650,000,000 shares authorized, respectively, 111,167,877 and 110,611,287 shares issued and outstanding, respectively	111	111
Additional paid-in capital	282,007	281,900
Accumulated deficit during exploration and development stage	(174,260)	(172,337)
Total Equity	107,858	109,674
TOTAL LIABILITIES, CRNCI, AND EQUITY	$335,563	$337,286

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOLY, INC. (“GMI”)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited — In thousands, except per share amounts)

	Three Months Ended
	March 31,	March 31,
	2017	2016
REVENUES	$—	$—

OPERATING EXPENSES:
Exploration and evaluation	137	546
General and administrative expense	1,508	1,362
TOTAL OPERATING EXPENSES	1,645	1,908

LOSS FROM OPERATIONS	(1,645)	(1,908)

OTHER INCOME/(EXPENSE):
Interest expense	(288)	(249)
TOTAL OTHER (EXPENSE)/INCOME, NET	(288)	(249)

LOSS BEFORE INCOME TAXES	(1,933)	(2,157)

Income Taxes	—	—

CONSOLIDATED NET LOSS	$(1,933)	$(2,157)
Less: Net loss attributable to CRNCI	10	4
NET LOSS ATTRIBUTABLE TO GMI	$(1,923)	$(2,153)
Basic and diluted net loss attributable to GMI per share of common stock	$(0.02)	$(0.02)
Weighted average number of shares outstanding — basic and diluted	111,087	110,356

COMPREHENSIVE LOSS	$(1,923)	$(2,153)

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOLY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited — In thousands)

	Three Months Ended
	March 31,	March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated Net loss	$(1,933)	$(2,157)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	66	61
Non-cash interest expense	106	66
Stock-based compensation for employees and directors	150	147
(Increase) in deposits, prepaid expenses and other	(7)	(17)
(Decrease) in accounts payable and accrued liabilities	(182)	(925)
Increase(decrease) in post closure reclamation and remediation costs	9	(106)
Net cash used by operating activities	(1,791)	(2,931)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase and development of mining properties, land and water rights	(517)	(348)
Deposits on property, plant and equipment	(25)	(66)
Decrease in restricted cash	1,099	6,230
Net cash used by investing activities	557	5,816

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock proceeds, net of issuance costs	(60)	(58)
Repayment of Long-Term Debt	(40)	(38)
Net cash used by financing activities:	(100)	(96)
Net (decrease)increase in cash and cash equivalents	(1,334)	2,789
Cash and cash equivalents, beginning of period	8,470	13,047
Cash and cash equivalents, end of period	$7,136	$15,836

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Equity compensation capitalized as development	$17	$12
Accrued portion of advance royalties	—	500
Noncash change in deposits on property, plant and equipment	84	1,244

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

The Company conducted exploration and evaluation activities from January 1, 2002 until October 4, 2007, when our Board of Directors (“Board”) approved the development of the Mt. Hope molybdenum property (“Mt. Hope Project”) in Eureka County, Nevada.  Since that time, the Company has continued its efforts to both obtain financing for and develop the Mt. Hope Project.  However, the combination of financing delays and court proceedings has resulted in a current suspension of development.  Given the continued improvement of copper prices, we continue to consider the potential increasing value of the copper resource of our Liberty molybdenum and copper property (“Liberty Project”) in Nye County, Nevada.

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

The original Return of Contributions amount due to POS-Minerals is reduced, dollar for dollar, by the amount of capital contributions for equipment payments required from POS-Minerals under approved budgets of the LLC, as discussed further below.  As of March 31, 2017, this amount has been reduced by $2.4 million, consisting of 20% of an $8.4 million principal payment made on milling equipment in March 2015 and a $2.2 million principal payment made on electrical transformers in April 2015, and a $1.2 million principal payment made on milling equipment in April 2016, such that the remaining amount due to POS-Minerals is $33.6 million.  If Nevada Moly does not fund its additional capital contribution in order for the LLC to make the required Return of Contributions to POS-Minerals set forth above, POS-Minerals has an election to either make a secured loan to the LLC to fund the Return of Contributions, or receive an additional interest in the LLC estimated to be 5%.  In the latter case, Nevada Moly’s interest in the LLC is subject to dilution by a percentage equal to the ratio of 1.5 times the amount of the unpaid

Return of Contributions over the aggregate amount of deemed capital contributions (as determined under the LLC Agreement) of both parties to the LLC (“Dilution Formula”).  At March 31, 2017, the aggregate amount of deemed capital contributions of both parties was $1,082.9 million.

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

Effective January 1, 2015,  Nevada Moly and POS-Minerals signed an amendment to the LLC Agreement under which a separate $36.0 million owed to Nevada Moly, held by the LLC in a reserve account established in December 2012, is being released for the mutual benefit of both members related to the jointly approved Mt. Hope Project expenses through 2021.  In January 2015, the reserve account funded a reimbursement of contributions made by the members during the fourth quarter of 2014, inclusive of $0.7 million to POS-Minerals and $2.7 million to Nevada Moly.  The funds are now being used to pay ongoing expenses of the LLC until the Company obtains full financing for its portion of the Mt. Hope Project construction cost, or until the reserve account is exhausted.  Any remaining funds after financing is obtained will be returned to the Company.  The balance of the reserve account was $12.0 million and $13.0 million at March 31, 2017 and December 31, 2016, respectively.

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

On November 2, 2015, the Company and AMER entered into an amendment to the AMER Investment Agreement, utilizing a three-tranche investment.  The first tranche of the amended AMER Investment Agreement closed on November 24, 2015 for a $4.0 million private placement representing 13.3 million shares, priced at $0.30 per share, and warrants to purchase 80.0 million shares of common stock at $0.50 per share, which will become exercisable upon availability of an approximately $700.0 million senior secured loan (“Bank Loan”). The funds received from the $4.0 million private placement have been divided evenly between general corporate purposes and an expense reimbursement account available to both AMER and the Company to cover anticipated Mt. Hope financing costs and other jointly sourced business development opportunities. In addition, AMER and General Moly entered into a Stockholder Agreement allowing AMER to nominate a director to the General Moly Board of Directors, additional directors following the close of Tranche 3, discussed below, and drawdown of the Bank Loan.  The Stockholder Agreement also governs amer’s acquisition and transfer of General Moly shares.  Prior to closing, the parties agreed to eliminate certain conditions to closing.  Following the closing, AMER nominated Tong Zhang to serve as a director of the Company, and Mr. Zhang was appointed to the Board of Directors on December 3, 2015.

The second tranche of the amended AMER Investment Agreement will include a $6.0 million private placement representing 12.0 million shares, priced at $0.50 per share. $5.0 million of the $6.0 million will be used for general corporate purposes and $1.0 million will be set aside for the expense reimbursement account discussed above. Closing of the second tranche is contingent on the Nevada State Engineer restoring permits for the Mt. Hope Project's water rights and for the price of molybdenum to average in excess of $8/lb for a 30-consecutive-calendar-day period.

The third tranche of the amended AMER Investment Agreement will include a $10.0 million private placement representing 14.7 million shares, priced at $0.68 per share.  Closing of the third tranche is contingent on a final adjudication of the Mt. Hope Project's water rights through the Nevada courts or settlement, if further protests and appeals result from the issuance of the water permits, and for the price of molybdenum to average in excess of $12/lb for a 30-consecutive-calendar-day period. After the third tranche of the agreement closes, AMER will nominate a second director to General Moly’s then eight-member Board of Directors.

The amended AMER Investment Agreement creates a strategic partnership between the Company and AMER to assist in obtaining full financing for the Mt. Hope Project.  The issuance of shares in connection with the second and third tranches of the AMER Investment Agreement may be subject to General Moly stockholder approval.

In addition to the investment agreement discussed above, the Company and AMER are jointly evaluating other potential opportunities, ranging from outright acquisitions, privatizations, or significant minority interest investments.  The current focus is on base metal prospects in the Americas, where the Company would benefit from management fees, minority equity interests, or the acquisition of both core and non-core assets.  Through March 31, 2017, the Company and AMER have spent approximately $0.9 million from the expense reimbursement account described above in connection with such evaluations.

Term Loan

AMER has agreed to work cooperatively with the Company upon the return of improved molybdenum prices to procure and support a senior secured term loan (“Bank Loan”) of approximately $700 million from a major Chinese bank or banks for the development of the Mt. Hope Project, and to provide a guarantee for the Bank Loan.

When documentation is complete and drawdown of the approximately $700 million Bank Loan becomes available, the AMER warrants will become exercisable by AMER at $0.50. After drawdown of the Bank Loan, AMER will nominate a third Director to General Moly’s Board of Directors. All conditions to complete the warrants transaction were required to be completed no later than April 17, 2017 in order for the warrants to vest and become exercisable.  On April 17, 2017, the Company and AMER entered into a First Amendment (the “Amendment”) to the AMER warrants. The Amendment extends the deadline for satisfaction of all conditions to vesting of the warrants from April 17, 2017 to June 17, 2017.  The Company and AMER agreed on a short extension of the expiration of the warrants while they discuss a longer term modification of the other agreements between the parties, supportive of their existing strategic partnership.

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

Although hampered by the slowly recovering low molybdenum prices, the Company continues its efforts to obtain full financing of the Mt. Hope Project.  AMER has agreed to work with the Company to procure and support a Bank Loan of approximately $700 million from a major Chinese bank or banks for the development of the Mt. Hope Project, and to provide a guarantee for the Bank Loan.  As discussed in Note 1, on November 30, 2015, the Company announced the receipt of funds to successfully close the first tranche of the amended Investment Agreement, resulting in a $4.0 million cash inflow to the Company.

There is no assurance that the Company will be successful in obtaining the financing required to complete the Mt. Hope Project, or in raising additional financing in the future on terms acceptable to the Company, or at all.

We continue to work with our long-lead vendors to manage the timing of contractual payments for milling equipment.  The following table sets forth the LLC’s remaining cash commitments under these equipment contracts (collectively, “Purchase Contracts”) at March 31, 2017 (in millions):

As of
March 31,
Year	2017 *
2017	0.4
2018	—
2019	1.4
2020	0.4
Total	$2.2

*All amounts are commitments of the LLC, and as a result of the agreement between Nevada Moly and POS-Minerals are to be funded by the $36.0 million reserve account, now $12.0 million as discussed above in Note 1, until such time that the Company obtains financing for its portion of construction costs at the Mt. Hope Project or until the reserve account balance is exhausted, and thereafter are to be funded 80% by Nevada Moly and 20% by POS-Minerals.  POS-Minerals remains obligated to make capital contributions for its 20% portion of equipment payments required by approved budgets of the LLC, and such amounts contributed by the reserve account on behalf of POS-Minerals will reduce, dollar for dollar, the amount of capital contributions that the LLC is required to return to POS-Minerals, described under Note 1 above.

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

Through March 31, 2017, the LLC has made deposits and/or final payments of $87.4 million on equipment orders.  Of these deposits, $70.4 million relate to fully fabricated items, primarily milling equipment, for which the LLC has additional contractual commitments of $2.2 million noted in the table above.  The remaining $17.0 million reflects both partially fabricated milling equipment, and non-refundable deposits on mining equipment.  As discussed in Note 12, the mining equipment agreements remain cancellable with no further liability to the LLC.  The underlying value and recoverability of these deposits and our mining properties in our consolidated balance sheets are dependent on the LLC’s ability to fund development activities that would lead to profitable production and positive cash flow from operations, or proceeds from the sale of these assets. There can be no assurance that the LLC will be successful in generating future profitable operations, selling these assets or that the Company will secure additional funding in the future on terms acceptable to us or at all.  Our consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded assets or liabilities.

With our cash conservation plan, our Corporate and Liberty Project related cash requirements have declined to approximately $1.5 million per quarter, while all Mt. Hope Project related funding is payable out of the $36.0 million reserve account, the balance of which was $12.0 million and $13.0 million at March 31, 2017 and December 31, 2016, respectively.  Accordingly, based on our current cash on hand and our ongoing cash conservation plan, the Company expects it will have adequate liquidity to fund our Corporate and Liberty Project working capital needs into the second quarter of 2018.  Additional potential funding sources include public or private equity offerings, including closing or a negotiated acceleration of tranches 2 and 3 with respect to the remaining $16.0 million investment from AMER described in Note 1, or sale of other assets owned by the Company.  There is no assurance that the Company will be successful in securing additional funding.  This could result in further cost reductions, contract cancellations, and potential delays which ultimately may jeopardize the development of the Mt. Hope Project.

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The interim consolidated financial statements (“interim statements”) of the Company are unaudited.  In the opinion of management, all adjustments and disclosures necessary for a fair statement of these interim statements have been included.  All such adjustments are, in the opinion of management, of a normal recurring nature.  The results reported in these interim statements are not necessarily indicative of the results that may be presented for the entire year.  These interim statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission (“SEC”) on March 16, 2017.

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

Accounting Method

Our financial statements are prepared using the accrual basis of accounting in accordance with GAAP.  With the exception of the LLC, all of our subsidiaries are wholly owned.  In February 2008, we entered into the LLC Agreement, which established our ownership interest in the LLC at 80%.  The consolidated financial statements include all of our wholly owned subsidiaries and the LLC.  The POS-Minerals contributions attributable to their 20% interest are shown as Contingently Redeemable Noncontrolling Interest on the Consolidated Balance Sheet.  The net loss attributable to contingently redeemable noncontrolling interest is reflected separately on the Consolidated Statement of Operations and reduces the Contingently Redeemable Noncontrolling Interest on the Consolidated Balance Sheet.  Net losses of the LLC are attributable to the members of the LLC based on their respective ownership percentages in the LLC.  During 2017, the LLC had a $51,000 loss primarily associated with accretion of its reclamation obligations, of which $10,000 was attributed to the Contingently Redeemable Noncontrolling Interest.

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

Asset Impairments

We evaluate the carrying value of long-lived assets to be held and used, using a fair-value based approach when events and circumstances indicate that the related carrying amount of our assets may not be recoverable.  The economic environment and molybdenum and copper prices may be considered as impairment indicators for the purposes of these impairment assessments.  In accordance with U.S. GAAP, the carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flows from such asset is less than its carrying value.  In that event, an impairment charge will be recorded in our Consolidated Statement of Operations and Comprehensive Loss based on the difference between book value and the estimated fair value of the asset computed using discounted future cash flows, or the application of an expected fair value technique in the absence of an observable market price.  Future cash flows include estimates of recoverable quantities to be produced from estimated proven and probable mineral reserves, commodity prices (considering current and historical prices, price trends and related factors), production quantities and capital expenditures, all based on life-of-mine plans and projections.  In estimating future cash flows, assets are grouped at the lowest level for which identifiable cash flows exist that are largely independent of cash flows from other asset groups.  Generally, in estimating future cash flows, all assets are grouped at a particular mine for which there are identifiable cash flows.  While our March 31, 2017 impairment analysis did not result in any long-lived asset impairments, there can be no assurance that there will not be asset impairments if commodity prices experience a sustained decline and/or if there are significant downward adjustments to estimates of recoverable quantities to be produced from proven and probable mineral reserves or production quantities, and/or upward adjustments to estimated operating costs and capital expenditures, all based on life-of-mine plans and projections.

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

Basic and Diluted Net Loss Per Share

Net loss per share was computed by dividing the net loss attributable to the Company by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Outstanding awards as of March 31, 2017 and December 31, 2016, respectively, were as follows:

	March 31, 2017	December 31, 2016
Warrants	89,535,000	89,535,000
Shares Issued upon conversion of Senior Notes	5,910,000	5,910,000
Unvested Stock Awards	1,785,435	1,105,435
Stock Appreciation Rights	1,175,767	1,269,101

These awards were not included in the computation of diluted loss per share for the three months ended March 31, 2017 and 2016, respectively, because to do so would have been anti-dilutive.  Therefore, basic loss per share is the same as diluted loss per share.

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

Senior Convertible Promissory Notes and other Long-Term Debt

In December 2014, the Company sold and issued $8.5 million in units consisting of Senior Convertible Promissory Notes (the “Convertible Notes”) and warrants to purchase shares of our common stock (the “Notes Warrants”) to accredited investors, including several directors and officers of the Company, pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 thereunder. The Notes are unsecured obligations and are senior to any of the Company’s future secured obligations to the extent of the value of the collateral securing such obligations.

The Convertible Notes bear interest at a rate of 10.0% per annum, payable in cash quarterly in arrears on each March 31, June 30, September 30, and December 31. The Convertible Notes are convertible at any time in an amount equal to 80% of the greater of (i) the average volume weighted average price (“VWAP”) for the 30 Business Day period ending on the Business Day prior to the date of the conversion, or (ii) the average VWAP for the 30 Business Day period ending on the original issuance date of the Convertible Notes.  Each Note will convert into a maximum of 100 shares per note, resulting in the issuance of up to 8,535,000 shares. General Moly’s named executive officers and board of directors who participated in the offering are restricted from converting at a price less than $0.32, the most recent closing price at the time that the Convertible Notes were issued. The Convertible Notes are mandatorily redeemable at par plus the present value of remaining coupons upon (i) the availability of cash from a financing for the Mt. Hope Project or (ii) any other debt financing by the Company. In addition, 50% of any proceeds from the sale of assets cumulatively exceeding $250,000 will be used to prepay the Convertible Notes at par plus the present value of remaining coupons. The Company has the right to redeem the Convertible Notes at any time at par plus the present value of remaining coupons. The Private Placement was negotiated by independent members of General Moly’s board of directors, none of whom participated in the transaction.  As of March 31, 2017, an aggregate of $2.6 million of Convertible Notes had been converted into 2,625,000 shares of common stock and $1.3 million of non-convertible Senior Promissory Notes, resulting in a $0.2 million annual reduction in interest payments made by the Company in the servicing of the Convertible Notes, as further discussed in Note 6 below.

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

Reclamation and Remediation

Expenditures for ongoing compliance with environmental regulations that relate to current operations are expensed or capitalized as appropriate.  Future obligations to retire an asset, including reclamation, site closure, dismantling, remediation and ongoing treatment and monitoring, are recorded as a liability at fair value at the time of construction or development.  The fair value determination is based on estimated future cash flows, the current credit-adjusted risk-free discount rate and an estimated inflation factor.  The value of asset retirement obligations is evaluated on a quarterly basis or as new information becomes available on the expected amounts and timing of cash flows required to discharge the liability.  The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount will be depreciated or amortized over the estimated life of the asset upon the commencement of commercial production.  An accretion cost, representing the increase over time in the present value of the liability, will also be recorded each period as accretion expense.  As reclamation work is performed or liabilities are otherwise settled, the recorded amount of the liability is reduced.

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

Recently Issued Accounting Pronouncements

Compensation – Stock Compensation (Topic 718):  Improvements to Employee Share-Based Payment Accounting

In March 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-09, Compensation – Stock Compensation (Topic 718):  Improvements to Employee Share-Based Payment Accounting.  The update aims to simplify several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  Implementation of  this standard did not have a material impact on the Company’s financial statements.

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

The Mt. Hope Project.  We are currently in the process of developing the Mt. Hope Project. In January 2014, the Company published an updated Technical Report on the Mt. Hope Project using Canadian Instrument NI 43-101 guidelines, which provided data on the viability and expected economics of the project.  In early 2017, we re-examined the Mt. Hope proven and probable mineral reserves and updated the reserve and resource estimates using an $8.40/lb molybdenum (“Mo”) three-year backward average price.

Liberty Project.  We are currently continuing to evaluate the Liberty Project.  In July 2014, the Company published an updated NI 43-101 compliant pre-feasibility study, which more closely examined the use of existing infrastructure and the copper potential of the property.  In February 2017, Liberty Moly entered into a lease agreement with WK Mining Ltd. (“WK”) for the lease of water rights for the purpose of mining and milling.  The term of the lease is six years which WK can extend for an additional four years.  As compensation for the leased water rights, WK has issued $100,000 in common shares to Liberty Moly.

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

Summary. The following is a summary of mining properties, land and water rights at March 31, 2017 and December 31, 2016 (in thousands):

	At	At
	March 31,	December 31,
	2017	2016
Mt. Hope Project:
Development costs	$172,423	$171,892
Mineral, land and water rights	11,324	11,324
Advance Royalties	30,300	30,300
Total Mt. Hope Project	214,047	213,516
Total Liberty Project	9,688	9,689
Other Properties	81	81
Total	$223,816	$223,286

Development costs of $172.4 million include hydrology and drilling costs, expenditures to further the permitting process, capitalized salaries, project engineering costs, and other expenditures required to fully develop the Mt. Hope Project.  Deposits on project property, plant and equipment of $87.4 million represent ongoing progress payments on equipment orders for the custom-built grinding and milling equipment, related electric mill drives, and other processing equipment that require the longest lead times.

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

The following table shows asset retirement obligations for future mine closure and reclamation costs in connection with the Mt. Hope Project and within the boundaries of the Plan of Operations (“PoO”):

(in thousands)
At January 1, 2016	$1,058
Accretion Expense	80
Adjustments*	316
At December 31, 2016	$1,454
Accretion Expense	26
Adjustments*	9
At March 31, 2017	$1,489

*Includes additions, annual changes to the escalation rate, the market-risk premium rate, or reclamation time periods.

The estimated future reclamation costs for the Mt. Hope Project have been discounted using a rate of 8%.  The total inflated and undiscounted estimated reclamation costs associated with current disturbance under the PoO at the Mt. Hope Project were $5.7 million at March 31, 2017, inclusive of $2.6 million for mitigation of sage grouse habitat that would be affected by development of the Mt. Hope Project.  Increases in ARO liabilities resulting from the passage of time are recognized as accretion expense.

The LLC is required by federal and state laws in the U.S. to provide financial assurance sufficient to allow a third party to implement approved closure and reclamation plans if the LLC is unable to do so.  The laws govern the determination of the scope and cost of the closure, and the amount and forms of financial assurance.  As of March 31, 2017, the LLC had provided the appropriate regulatory authorities with $2.8 million in reclamation financial guarantees through the posting of surety bonds for reclamation of the Mt. Hope Project as approved in the ROD.  As of March 31, 2017, we had $0.3 million in cash deposits associated with these bonds and an additional $0.4 million in a long-term funding mechanism, which are specific to the PoO disturbance and accounted for as restricted cash and are unrelated to the inflated and undiscounted liability referenced above.

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

The Company’s Liberty Project is currently in the exploration stage. As the Company is not currently performing any exploration activity at the Liberty Project, the reclamation liability incurred for historical operations and exploration of approximately $0.1 million has not been discounted as shown in the table below.

	Mt. Hope Project
	outside PoO
	boundary	Liberty
	(in thousands)
At January 1, 2016	22	118
Adjustments *	(7)	—
At December 31, 2016	$15	$118
Adjustments *	—	—
At March 31, 2017	$15	$118

*Includes reduced / reclaimed disturbance

NOTE 6 — SENIOR CONVERTIBLE PROMISSORY NOTES

In December 2014, the Company sold and issued 85,350 Units of Senior Convertible Promissory Notes (the “Notes”) with warrants (the “Warrants”) to qualified buyers pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, of which 23,750 Units were sold and issued to related parties, including several directors and each of our named executive officers. The Notes are unsecured obligations and are senior to any of the Company’s future secured obligations to the extent of the value of the collateral securing such obligations.

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

As of March 31, 2017 and December 31, 2016, respectively, the carrying value of the Convertible Notes, absent the embedded derivatives, was $5.6 million and $5.5 million inclusive of an unamortized debt discount of $0.3 million and $0.4 million, all of which is considered long term debt. The fair value of the Convertible Notes was $7.0 million and $7.1 million at March 31, 2017 and December 31, 2016, respectively. As of March 31, 2017, the carrying value of the Promissory Notes was $1.3 million. The fair value of the Promissory Notes was $1.0 million at March 31, 2017.

The embedded derivatives recorded in Convertible Notes at fair value were $0.2 million and $0.1 million at March 31, 2017 and December 31, 2016, respectively. The changes in the estimated fair value of the embedded derivatives during the three months ended March 31, 2017 resulted in a net gain of approximately $43,000.  Gain or loss on embedded derivatives is recognized as Interest Expense in the Statement of Operations.

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

The following tables set forth the inputs to the models that were used to value the embedded derivatives:

	March 31, 2017	December 31, 2016
Stock Price	$0.50	$0.25
Maturity Date	December 31, 2019	December 31, 2019
Risk-Free Interest Rate	1.44%	1.47%
Estimated Stock Volatility	40.00%	40.00%
Default Intensity	2.00%	2.00%
Recovery Rate	30.00%	30.00%

Type of Event	Expected Date	Probability of Event
Mandatory Redemption	October 17, 2018	80%
Conversion Option	March 31, 2019	10%
Note Reaches Maturity	December 31, 2019	10%

NOTE 7 — COMMON STOCK UNITS, COMMON STOCK AND COMMON STOCK WARRANTS

During the three months ended March 31, 2017, we issued 556,590 shares of common stock pursuant to stock awards under the 2006 Equity Incentive Plan.

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

Of the warrants outstanding at March 31, 2017, 8.5 million are exercisable at $1.00 per share at any time through their expiration on December 26, 2019, 1.0 million are exercisable at $5.00 per share once General Moly has received financing necessary for the commencement of commercial production at the Mt. Hope Project and will expire one year thereafter, and the 80.0 million AMER Warrants were scheduled to become exercisable upon availability of the Bank Loan, should such availability occur prior to April 17, 2017, the second anniversary of the AMER Investment Agreement, as described in Note 1 above, and would expire five years thereafter.  As the Bank Loan was not available on this date, on April 17, 2017, the Company and AMER entered into a First Amendment (the “Amendment”) to the AMER warrants. The Amendment extends the deadline two months for satisfaction of all conditions to the vesting of the warrants from April 17, 2017 to June 17, 2017.  The Company and AMER agreed on a short extension of the expiration of the warrants while they discuss a longer-term modification of the other agreements between the parties, supportive of their existing strategic partnership.

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

NOTE 8 — PREFERRED STOCK

Pursuant to our Certificate of Incorporation we are authorized to issue 10,000,000 shares of $0.001 per share par value preferred stock.  The authorized but unissued shares of preferred stock may be issued in designated series from time to time by one or more resolutions adopted by the Board.  The Board has the authority to determine the preferences, limitations and relative rights of each series of preferred stock.  At March 31, 2017, and December 31, 2016, no shares of preferred stock were issued or outstanding.

NOTE 9 — EQUITY INCENTIVES

In 2006, the Board and shareholders of the Company approved the 2006 Equity Incentive Plan (“2006 Plan”), and in May 2010, our shareholders approved an amendment and restatement of the 2006 Plan increasing the number of shares that may be issued under the plan by 4,500,000 shares to 9,600,000 shares.  In June 2016, our shareholders approved an additional amendment to the 2006 Plan increasing the number of shares that may be issued under the plan by 5,000,000 shares to 14,600,000 shares.  The 2006 Plan authorizes the Board, or a committee of the Board, to issue or transfer up to an aggregate of 14,600,000 shares of common stock, of which 4,832,600 remain available for issuance as of March 31, 2017.  Awards under the 2006 Plan may include incentive stock options, non-statutory stock options, restricted stock units, restricted stock awards, and stock appreciation rights (“SARs”).  At the option of the Board, SARs may be settled with cash, shares, or a combination of cash and shares.  The Company settles the exercise of other stock-based compensation with newly issued common shares.

Stock-based compensation cost is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes option pricing model and is recognized as compensation ratably on a straight-line basis over the requisite vesting/service period.  As of March 31, 2017, there was $1.0 million of total unrecognized compensation cost related to share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.9 years.

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

At March 31, 2017, the aggregate intrinsic value of outstanding and exercisable (fully vested) SARs was nil and had a weighted-average remaining contractual term of 2.3 years.  No SARs were exercised during the three months ended March 31, 2017.

Restricted Stock Units and Stock Awards

Grants of restricted stock units and stock awards (“Stock Awards”) have been granted as performance based, earned over a required service period, or to Board members and the Company Secretary without any service requirement.  Performance based grants are recognized as compensation based on the probable outcome of achieving the performance condition.  Stock Awards issued to members of the Board of Directors and the Company Secretary that are fully vested at the time of issue are recognized as compensation upon grant of the award.

The compensation expense recognized by the Company for Stock Awards is based on the closing market price of the Company’s common stock on the date of grant.  For the three months ended March 31, 2017, the weighted-average grant date fair value for Stock Awards was $0.29.  The total fair value of stock awards vested during the three months ended March 31, 2017 is $0.2 million.

Summary of Equity Incentive Awards

The following table summarizes activity under the Plans during the three months ended March 31, 2017:

	SARs		Stock Awards
	Weighted	Number	Weighted
	Average	of Shares	Average
	Strike	Under	Grant	Number of
	Price	Option	Price	Shares
Balance at January 1, 2017	$3.05	1,269,101	$2.16	1,105,435
Awards Granted	—	—	0.29	1,435,000
Awards Exercised or Earned	—	—	0.38	(755,000)
Awards Forfeited	—	—	—	—
Awards Expired	0.82	(93,334)	—	—
Balance at March 31, 2017	3.23	1,175,767	1.49	1,785,435

Exercisable at March 31, 2017	3.10	131,411

A summary of the status of the non-vested awards as of March 31, 2017 and changes during the three months there ended is presented below:

	SARs		Stock Awards
	Weighted	Number	Weighted
	Average	of Shares	Average
	Fair	Under	Fair	Number of
	Value	Option	Value	Shares
Balance at January 1, 2017	$3.24	1,044,356	$2.16	1,105,435
Awards Granted	—	—	0.29	1,435,000
Awards Vested or Earned	—	—	0.38	(755,000)
Awards Forfeited	—	—	—	—
Balance at March 31, 2017	3.24	1,044,356	1.49	1,785,435

NOTE 10 — CHANGES IN CONTINGENTLY REDEEMABLE NONCONTROLLING INTEREST AND EQUITY

	Activity for
	Three Months Ended
	March 31,	March 31,
Changes CRNCI (Dollars in thousands)	2017	2016
Total CRNCI December 31, 2016 and 2015, respectively	$172,659	$173,265
Net Loss Attributable to CRNCI	(10)	(4)
Total CRNCI December 31, 2017 and 2016, respectively	$172,649	$173,261

	Activity for
	Three Months Ended
	March 31,	March 31,
Changes in Equity	2017	2016
Common stock:
At beginning of period	111	109
Stock Awards	—	2
At end of period	111	111

Additional paid-in capital:
At beginning of period	281,900	282,633
Restricted stock net share settlement	(43)	(60)
Stock based compensation	150	159
At end of period	282,007	282,732

Accumulated deficit:
At beginning of period	(172,337)	(165,340)
Consolidated net loss	(1,923)	(2,154)
At end of period	(174,260)	(167,494)

Total Equity March 31, 2017, and 2016, respectively	$107,858	$115,349

NOTE 11 — INCOME TAXES

At March 31, 2017 and December 31, 2016 we had deferred tax assets principally arising from the net operating loss carry-forwards for income tax purposes multiplied by an expected rate of 35%. As management of the Company cannot determine that it is more likely than not that we will realize the benefit of the deferred tax assets, a valuation allowance equal to the net deferred tax asset has been established at March 31, 2017 and December 31, 2016.

As of March 31, 2017 and December 31, 2016, the Company had no unrecognized tax benefits.  There was no change in the amount of unrecognized tax benefits as a result of tax positions taken during the year or in prior periods or due to settlements with taxing authorities or lapses of applicable statues of limitations.

The Company and/or its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state jurisdictions.  The Company is no longer subject to U.S. Federal, state and local income tax examinations by tax authorities for years before 2013.  The Company is open to federal and state tax audits until the applicable statutes of limitations expire.

NOTE 12 — COMMITMENTS AND CONTINGENCIES

Mt. Hope Project

The Mt. Hope Project is owned/leased and will be operated by the LLC under the LLC Agreement.  The LLC currently has a lease (“Mt. Hope Lease”) with Mount Hope Mines, Inc. (“MHMI”) for a period of 30 years from October 19, 2005 and for so long thereafter as operations are being conducted on the property.  The lease may be terminated earlier at the election of the LLC, or upon a material breach of the agreement and failure to cure such breach.  If the LLC terminates the lease, termination is effective 30 days after receipt by MHMI of written notice to terminate the Mt. Hope Lease and no further payments would be due to MHMI.  If MHMI terminates the lease, termination is effective upon receipt of a notice of termination due to a material breach, representation, warranty, covenant or term contained in the Mt. Hope Lease and followed by failure to cure such breach within 90 days of receipt of a notice of default.  MHMI may also elect to terminate the Mt. Hope Lease if the LLC has not cured the non-payment of obligations under the lease within 10 days of receipt of a notice of default.  In order to maintain the Lease Agreement, the LLC must pay certain minimum advance royalties as discussed below.

The Mt. Hope Lease requires a royalty advance (“Construction Royalty Advance”) of 3% of certain construction capital costs, as defined in the Mt. Hope Lease.  The LLC is obligated to pay a portion of the Construction Royalty Advance each time capital is raised for the Mt. Hope Project based on 3% of the expected capital to be used for those certain construction capital costs defined in the Mt. Hope Lease.  Through March 31, 2017, we have paid $24.6 million of the total royalty advance.  Based on our Mt. Hope Project capital budget we estimate that a final reconciliation payment on the Capital Construction Cost Estimate (the “Estimate”) will be due following the commencement of commercial production, after as-built costs are definitively determined.

The Company estimates, based on the revised capital estimate discussed above and the current timeline for the commencement of commercial production, that an additional $4.2 million will be due approximately 20 — 24 months after the commencement of construction.  This amount was accrued as of March 31, 2017.  The capital estimates may be subject to escalation in the event the Company experiences continued delays in achieving full financing for the Mt. Hope Project.

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

Equipment and Supply Procurement

Through March 31, 2017, the LLC has made deposits and/or final payments of $87.4 million on equipment orders and has spent approximately $199.0 million for the development of the Mt. Hope Project, for a total Mt. Hope Project inception-to-date spend of $286.4 million.

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

Also in 2012, the LLC issued a firm purchase order for four mine production drills with a non-refundable down-payment of $0.4 million, and pricing was subject to escalation if the drills were not delivered by the end of 2013.  Since that time, the LLC accepted a change order which delayed delivery into December 2017.  The contract remains cancellable with no further liability to the LLC.

On June 30, 2012, the LLC’s contract to purchase two electric shovels expired.  On July 11, 2012, we signed a letter of intent with the same vendor providing for the opportunity to purchase the electric shovels at prices consistent with the expired contract, less a special discount in the amount of $3.4 million to provide credit to the LLC for amounts paid as deposits under the expired contract.  The letter of intent provides that equipment pricing will remain subject to inflation indexes and guarantees production slots to ensure that the equipment is available when required by the LLC.  Since that time, the parties agreed to extend the letter of intent through December 31, 2018.

Obligations under capital and operating leases

We have contractual operating leases that will require a total of $62,000 in payments over the next three years.  Operating leases consist primarily of rents on office facilities and office equipment.  Our expected payments are $62,000, nil, and nil for the years ended December 31, 2017, 2018, and 2019, respectively.

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

Thereafter, on September 22, 2014, the Plaintiffs filed their notice of appeal to the U.S. Court of Appeals for the Ninth Circuit (“Ninth Circuit”) of the U.S. District Court’s dismissal.  Oral argument of the parties before the Ninth Circuit was completed on October 18, 2016.  On December 28, 2016, the Ninth Circuit issued its Opinion rejecting many of the arguments raised by the Plaintiffs challenging the Environmental Impact Statement ("EIS") completed for the Mt. Hope Project, issuing a narrow reversal of the BLM's findings related to air quality analysis. Because of this technical deficiency, the Court vacated the ROD, and the BLM is conducting additional evaluation of air quality impacts and resulting cumulative impact analysis under the National Environmental Policy Act (“NEPA”) through a supplemental EIS to address the concerns noted by the Ninth Circuit.  The Company is confident in the BLM’s process and working closely with the agency to resolve concerns with air quality baseline studies raised by the Ninth Circuit. To resolve the issues identified by the Ninth Circuit, BLM has determined that a Supplemental Environmental Impact Statement (“SEIS”) will be prepared.  The SEIS would disclose additional information to the public related to the selection of appropriate background concentrations to use for dispersion modeling of air pollutants.  Because the SEIS must be prepared in accordance with the NEPA guidelines, the SEIS process will include three publications in the Federal Register, each of which may take several weeks to process.  The first of these publications is the Notice of Intent (“NOI”) which declares the BLM’s intent to prepare the SEIS.  We anticipate that the NOI will be published in the Federal Register in May or June 2017, and look forward to completing the necessary public review to receive a new ROD for the eventual construction and operation of the Mt. Hope Project.

Environmental regulations related to reclamation require that the cost for a third party contractor to perform reclamation activities on the minesite be estimated.  In October 2015, we submitted a request to the BLM to reduce our reclamation liability to current surface disturbance.  Simultaneously, we submitted an application to NDEP-BMRR to modify the Reclamation Permit to reflect this reduced reclamation liability. On October 26, 2015, NDEP-BMRR approved the proposed permit modification, including the reduced reclamation liability amount.   On December 21, 2015, BLM approved the updated reclamation liability estimate, reducing of the reclamation liability to approximately $2.8 million.  We worked with the LLC’s reclamation surety underwriters to satisfy the reduced $2.8 million financial guarantee requirements under the approved amended PoO for the Mt. Hope Project.  As of March 31, 2017, the surety bond program is funded with a cash collateral payment of $0.3 million.

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

On November 23, 2015, the Nevada Supreme Court issued its Remittitur to the District Court for the County of Eureka for further proceedings consistent with its Opinion.  On March 14, 2016, we received the District Court’s Order vacating the 3M Plan, denying the applications and vacating the permits issued by the State Engineer.  The Company filed a Motion to Alter or Amend Judgment with the District Court, requesting the District Court amend its Order and remand the water permits and 3M Plan to the State Engineer to allow further proceedings to address the mitigation issues raised by the Nevada Supreme Court.  The District Court denied the Motion on June 1, 2016.  The State Engineer has filed an appeal to the Nevada Supreme Court concerning the District Court’s interpretation of the Supreme Court’s Opinion and has also argued that the District Court acted in excess of its judicial authority in violation of Nevada’s Constitution and Statutes.  The Company has filed a similar appeal to the Nevada Supreme Court.    The Nevada Supreme Court has ordered Oral Argument to occur on May 1, 2017.

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

NOTE 13 — SUBSEQUENT EVENTS

On April 12, 2017, the Company filed a new Registration Statement on Form S-3, as the prior Registration Statement had expired in January 2017.  With the Form S-3 Registration Statement, the Company filed a Prospectus announcing that the Company entered into an At the Market Offering Agreement, with Rodman & Renshaw, a unit of H.C. Wainwright & Co., LLC, relating to the potential offer and sales of shares from time to time in an “at-the-market” equity offerings.   Tthe Registration Statement was deemed effective by the SEC on April 26, 2017.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References made in this Quarterly Report on Form 10-Q to “we,” “our,” “us,” or the “Company,” refer to General Moly, Inc.

The following discussion and analysis of our financial condition and results of operations constitutes management’s review of the factors that affected our financial and operating performance for the three months ended March 31, 2017, and 2016.  This discussion should be read in conjunction with the consolidated financial statements and notes thereto contained elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2016, which was filed on March 16, 2017.

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

The original Return of Contribution amount of $36.0 million due to POS-Minerals is reduced, dollar for dollar, by the amount of capital contributions for equipment payments required from POS-Minerals under approved budgets of the LLC, as discussed further below.  As of March 31, 2017, this amount has been reduced by $2.4 million, consisting of 20% of an $8.4 million principal payment made on milling equipment in March 2015, a $2.2 million principal payment made on electrical transformers in April 2015, and a $1.2 million principal payment  made on milling equipment in April 2016, such that the remaining amount due to POS-Minerals is $33.6 million.  If Nevada Moly does not fund its additional capital contribution in order for the LLC to make the required Return of Contributions to POS-Minerals set forth above, POS-Minerals has an election to either make a secured loan to the LLC to fund the Return of Contributions, or receive an additional interest in the LLC estimated to be 5%.  In the latter case, Nevada Moly’s interest in the LLC is subject to dilution by a percentage equal to the ratio of 1.5 times the amount of the unpaid Return of Contributions over the aggregate amount of deemed capital contributions (as determined under the LLC Agreement) of both parties to the LLC (“Dilution Formula”).  At March 31, 2017, the aggregate amount of deemed capital contributions of both parties was $1,082.9 million.

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

Effective January 1, 2015,  Nevada Moly and POS-Minerals signed an amendment to the LLC Agreement under which a separate $36.0 million belonging to Nevada Moly, held by the LLC in a reserve account established in December 2012, is being released for the mutual benefit of both members related to the jointly approved Mt. Hope Project expenses through 2021.  In January 2015, the reserve account funded a reimbursement of contributions made by the members during the fourth quarter of 2014, inclusive of $0.7 million to POS-Minerals and $2.7 million to Nevada Moly.  The funds are now being used to pay ongoing expenses of the LLC until the Company obtains full financing for its portion of the Mt. Hope Project construction cost, or until the reserve account is exhausted.  Any remaining funds after financing is obtained will be returned to the Company.  The balance of the reserve account was $12.0 million and $13.0 million at March 31, 2017 and December 31, 2016, respectively.

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

To resolve the issues identified by the Ninth Circuit, BLM has determined that a Supplemental Environmental Impact Statement (SEIS) will be prepared.  The SEIS would disclose additional information to the public related to the selection of appropriate background concentrations to use for dispersion modeling of air pollutants.  Because the SEIS must be prepared in accordance with the National Environmental Policy Act (NEPA) guidelines, the SEIS process will include three publications in the Federal Register, each of which may take several weeks to process.  The first of these publications is the Notice of Intent (NOI) which declares the BLM’s intent to prepare the SEIS.  We anticipate that the NOI will be published in the Federal Register in May or June, 2017, and look forward to completing the necessary public review to receive a new ROD for the eventual construction and operation of the Mt. Hope Project.

Environmental regulations related to reclamation require that the cost for a third-party contractor to perform reclamation activities on the minesite be estimated.  The original $75.1 million reclamation cost estimate was the basis for the required financial guarantee amount, and represents the reclamation obligation for the first phase (approximately equivalent to the first 3 years) of operations.  The LLC was required to post a financial instrument held by the BLM to provide a guarantee that this amount will be available to BLM and NDEP for use in conducting reclamation should the LLC become insolvent or default on our reclamation obligations.  In October 2015, we submitted a request to the BLM to reduce our reclamation liability to current surface disturbance.  Simultaneously, we submitted an application to NDEP-BMRR to modify the Reclamation permit to reflect this reduced reclamation liability. On October 26, 2015, NDEP-BMRR approved the proposed permit modification, including the reduced reclamation liability amount.   On December 21, 2015, BLM approved the updated reclamation liability estimate, reducing the reclamation liability to approximately $2.8 million.  We worked with the LLC’s reclamation surety underwriters to satisfy the reduced $2.8 million financial guarantee requirements for the Mt. Hope Project.  As of December 31, 2016, the surety bond program is funded with a cash collateral payment of $0.3 million, a reduction from the $4.6 million established in November 2014, resulting in a $4.3 million net return of collateral received by the LLC in February 2016.

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

Capital & Operating Cost Estimates

The development of the Mt. Hope Project has a Project Capital Estimate of $1,312 million, which includes development costs of approximately $1,245 million and $67 million in cash financial guaranty/bonding requirements, advance royalty payments, and power pre-payment estimates.  These capital costs were updated in the third quarter of 2012, and were then escalated by approximately 3% in the third quarter of 2013, for those items not yet procured or committed to by contract.  The Mt. Hope Project has not materially changed in scope and remains currently designed at approximately 65% engineering completion, with solid scope definition.  The pricing associated with this estimate remains subject to escalation associated with equipment, construction labor and commodity price increases, and project delays, which will continue to be reviewed periodically.  The Project Capital Estimate does not include financing costs or amounts necessary to fund operating working capital and potential capital overruns, is subject to additional holding costs as financing activities for construction of the Mt. Hope Project are delayed, and may be subject to other escalation and de-escalation as contracts and purchase arrangements are finalized at then current pricing.  From October 2007 through the quarter ended March 31, 2017, the LLC spent approximately $286.4 million of the estimated $1,312 million on development of the Mt. Hope Project.

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

Equipment and Supply Procurement

Through March 31, 2017, the LLC has made deposits and/or final payments of $87.4 million on equipment orders.

In 2012, the LLC issued a firm purchase order for eighteen haul trucks.  The order provides for delivery of those haul trucks required to perform initial mine development, which will begin several months prior to commercial production.  Non-

refundable down-payments of $1.2 million were made in 2012, with pricing subject to escalation as the trucks were not delivered prior to December 31, 2013.  Since that time, the LLC has renegotiated the timelines for truck delivery and delayed deliveries into December 2017.  The contract is cancellable with no further liability to the LLC.

Also in 2012, the LLC issued a firm purchase order for four mine production drills with a non-refundable down-payment of $0.4 million, and pricing was subject to escalation if the drills were not delivered by the end of 2013.  Since that time, the LLC renegotiated the contract to further delay delivery into December 2017.  The contract remains cancellable with no further liability to the LLC.

On June 30, 2012, the LLC’s contract to purchase two electric shovels expired.  On July 11, 2012, we signed a letter of intent with the same vendor providing for the opportunity to purchase the electric shovels at prices consistent with the expired contract, less a special discount in the amount of $3.4 million to provide credit to the LLC for amounts paid as deposits under the expired contract.  The letter of intent provides that equipment pricing will remain subject to inflation indexes and guarantees production slots to ensure that the equipment is available when required by the LLC.  In January 2016, the parties agreed to extend the letter of intent through December 31, 2016 and since then have renegotiated the contract to further delay delivery into December 2018.

Molybdenum Market Update

The worldwide molybdenum price fluctuated between approximately $5.30 per pound in 2003 to over $40.00 per pound in 2005 and traded in the mid-$30s per pound prior to October 2008, when prices fell from approximately $33.50 per pound to $7.70 per pound in April 2009 as a result of the global financial crisis.  Subsequent to April 2009, prices slowly rose finishing 2009 at $12.00 per pound and further increasing to finish 2010 at $16.40 per pound.  By the end of 2011, prices had pulled back to $13.30 per pound, then decreased further to approximately $9.80 per pound at the conclusion of 2013, and fell further to approximately $9.10 per pound by the end of 2014.  Beginning in September 2014, molybdenum prices experienced a sharp pullback reflecting softening spot market molybdenum demand and a strengthening U.S. dollar, amongst other factors.  Weekly molybdenum prices trended downward during 2015 from a high of $9.60 per pound in January 2015 to a low of approximately $4.60 per pound in November 2015.  The November 2015 low represented a retracement to a level last seen in 2003.  The continued weak molybdenum market mirrored a general softening in commodities across the board.

During 2015, molybdenum demand remained weak as end-use industries of steel and energy were impacted by slowing global economies. The CPM Group noted that molybdenum supply from mine production decreased in 2015 and is expected to continue to contract in 2016, especially in primary molybdenum mine production. A slow price recovery since year end 2015 produced a range between $5.20 and $8.10 per pound during 2016.  According to CPM Group, the current molybdenum price at the middle of April 2017 was $7.90 per pound, a 52% increase over the lowest price since January 2016. In March 2017, CPM Group forecast molybdenum prices would range between $6.60 and $12.75 per pound on an annual average basis through 2020, gradually increasing to $15.20 in 2025.

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

Liquidity, Capital Resources and Capital Requirements

For the period from December 31, 2016 to March 31, 2017

Our total consolidated cash balance at March 31, 2017 was $7.1 million compared to $8.5 million at December 31, 2016, representing a decrease of $1.4 million due to a variety of cash inflows and outflows.  Outflows included $0.7 million in development costs for the Mt. Hope Project, $0.1 million at the Liberty Project and $1.6 million in general and administrative costs, offset by an inflow of funds released from the reserve account of $1.0 million.  The majority of funds expended were used to advance the Mt. Hope Project.

The $36.0 million reserve account established in December of 2012, at the direction of the LLC management committee, was payable to Nevada Moly upon release, at which time the funds would have become available for use by the Company.  Effective January 1, 2015, Nevada Moly and POS-Minerals signed an amendment to the LLC agreement under which $36.0 million owed to Nevada Moly and held by the LLC in the reserve account will be released over the next few years, but only for the mutual benefit of both members related to jointly approved Mt. Hope Project expenses as discussed above.  The balance of the reserve account at March 31, 2017 was $12.0 million, compared to $13.0 million at December 31, 2016.

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

Effective January 16, 2016, the Compensation Committee of the Board approved a new personnel retention program for officers and employees of the Company.  The program included restricted stock unit (“RSU”) grants for our executive officers who remain with the Company through the earliest to occur of a financing plan for the Mt. Hope Project approved by the Board, a Change of Control (as defined in the employment or change of control agreements between the Company and each of the named executive officers); involuntary termination (absent cause); or January 15, 2017.  A similar program was approved effective January 15, 2017 ending January 16, 2018.

On April 12, 2017, the Company filed a new Registration Statement on Form S-3, as the prior Registration Statement had expired in January, 2017.  With the Form S-3 Registration Statement, the Company filed a Prospectus announcing that the Company entered into an At the Market Offering Agreement, with Rodman & Renshaw, a unit of H.C. Wainwright & Co., LLC, relating to the potential offer and sales of shares from time to time in an “at-the-market” equity offering as needed to maintain liquidity.   The Registration Statement was deemed effective by the SEC on April 26, 2017.

With our cash conservation plan, our Corporate and Liberty related cash requirements have declined to approximately $1.5 million per quarter, while all Mt. Hope Project related funding is payable out of the $36.0 million reserve account.  Accordingly, based on our current cash on hand and our ongoing cash conservation plan, the Company expects it will have adequate liquidity in order to fund our working capital needs into the second quarter of 2018.  Additional potential funding sources include public or private equity offerings, including closing or a negotiated acceleration of tranches 2 and 3 with respect to the remaining $16.0 million investment from AMER described in Note 1 to the consolidated financial statements contained elsewhere in this report, or sale of other assets owned by the Company.  There is no assurance that the Company will be successful in securing additional funding.  This could result in further cost reductions, contract cancellations, and potential delays which ultimately may jeopardize the development of the Mt. Hope Project.

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

Total assets as of March 31, 2017 decreased to $335.5 million compared to $337.3 million as of December 31, 2016 primarily due to general and administrative expenses.

Other Capital Requirements

We also require additional capital to maintain our mining claims and other rights related to the Liberty Project, as well as continue payment of ongoing general and administrative costs associated with supporting our planned operations.

Results of Operations

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

For the three months ended March 31, 2017, we had a consolidated net loss of $1.9 million compared with a net loss of $2.2 million in the same period for 2016.

For the three months ended March 31, 2017 and 2016, exploration and evaluation expenses were $0.1 million and $0.5 million, respectively due to leach pad maintenance and repair performed in early 2016.

For the three months ended March 31, 2017 and 2016, general and administrative expenses were $1.5 million and $1.4 million, respectively, representing consistent costs year over year.

Interest expense for the three months ended March 31, 2017 and 2016 was $0.3 million and $0.2 million, respectively, due primarily to a larger non-cash mark to market adjustment related to the Senior Convertible Promissory Notes in 2017 than 2016.

Contractual Obligations

Through December 31, 2016, the LLC has made deposits and/or final payments of $87.4 million on equipment orders.  See “—Overview—Equipment and Supply Procurement” above.  Of these deposits, $70.4 million relate to fully fabricated items, primarily milling equipment, for which the LLC has additional contractual commitments of $2.2 million noted in the table above.  The remaining $17.0 million reflects both partially fabricated milling equipment, and non-refundable deposits on mining equipment.  As discussed in Note 12 to the consolidated financial statements contained elsewhere in this report, the mining equipment agreements remain cancellable with no further liability to the LLC. The underlying value and recoverability of these deposits and our mining properties in our consolidated balance sheets are dependent on the LLC’s ability to fund development activities that would lead to profitable production and positive cash flow from operations, or proceeds from the disposition of these assets. There can be no assurance that the LLC will be successful in obtaining project financing, in generating future profitable operations, disposing of these assets or the Company securing additional funding in the future on terms acceptable to us or at all.  Our audited consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded assets or liabilities.

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

Obligations under capital and operating leases

We have contractual operating leases that will require a total of $62,000 in payments over the next three years.  Operating leases consist primarily of rents on office facilities and office equipment.  Our expected payments are $62,000, nil, and nil for the years ended December 31, 2017, 2018, and 2019, respectively.

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

Permitting Considerations

In the ordinary course of business, mining companies are required to seek government permits for expansion of existing operations or for the commencement of new operations.  The LLC was required to obtain approval from the U.S. Bureau of Land

Management (“BLM”) to implement the Mt. Hope Project Plan of Operations (“PoO”).  This approval, in the form of a Record of Decision (“ROD”) was obtained only after successful completion of the process of environmental evaluation, which incorporates substantial public comment.  The LLC was also required to obtain various state and federal permits including, but not limited to, water protection, air quality, water rights and reclamation permits.  In addition to requiring permits for the development of the Mt. Hope Project, we will need to obtain and modify various mining and environmental permits during the life of the Mt. Hope Project.  Maintaining, modifying and renewing the necessary governmental permits is a complex and time-consuming process involving numerous jurisdictions and often involving public hearings and substantial expenditures.  The duration and success of the LLC’s efforts to obtain, modify or renew permits will be contingent upon many variables, some of which are not within the LLC’s control.  Increased costs or delays could occur, depending on the nature of the activity to be permitted and the interpretation of applicable requirements implemented by the permitting authority.  All necessary permits may not be obtained and, if obtained, may not be renewed, or the costs involved in each case may exceed those that we previously estimated.  In addition, it is possible that compliance with such permits may result in additional costs and delays.

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

Interest Rate Risk

As of March 31, 2017, we had a balance of cash and cash equivalents of $7.1 million and restricted cash of $13.9 million.  Interest rates on short term, highly liquid investments have not changed materially since December 31, 2010, and continue to be 1% or less on an annualized basis

ITEM 4.CONTROLS AND PROCEDURES

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

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) published an updated Internal Control — Integrated Framework (2013) and related illustrative documents.  The Company adopted the new framework in 2014.

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

On November 23, 2015, the Nevada Supreme Court issued its Remittitur to the District Court for the County of Eureka for further proceedings consistent with its Opinion.  On March 14, 2016, we received the District Court’s Order vacating the 3M Plan, denying the applications and vacating the permits issued by the State Engineer.  The Company filed a Motion to Alter or Amend Judgment with the District Court, requesting the District Court amend its Order and remand the water permits and 3M Plan to the State Engineer to allow further proceedings to address the mitigation issues raised by the Nevada Supreme Court.  The District Court denied the Motion on June 1, 2016.  The State Engineer has filed an appeal to the Nevada Supreme Court concerning the District Court’s interpretation of the Supreme Court’s Opinion and has also argued that the District Court acted in excess of its judicial authority in violation of Nevada’s Constitution and Statutes.  The Company has filed a similar appeal to the Nevada Supreme Court.  The Nevada Supreme Court has ordered Oral Argument to occur on May 1, 2017.

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

Thereafter, on September 22, 2014, the Plaintiffs filed their notice of appeal to the U.S. Court of Appeals for the Ninth Circuit (“Ninth Circuit”) of the U.S. District Court’s dismissal.  Oral argument of the parties before the Ninth Circuit was completed on October 18, 2016.  On December 28, 2016, the Ninth Circuit issued its Opinion rejecting many of the arguments raised by the Plaintiffs challenging the Environmental Impact Statement ("EIS") completed for the Mt. Hope Project, in a narrow reversal of the BLM's findings related to air quality analysis.  Because of this technical deficiency, the Court vacated the ROD, and the BLM is conducting additional evaluation of air quality impacts and resulting cumulative impact analysis under the National Environmental Policy Act ("NEPA") through a supplemental EIS to address the concerns noted by the Ninth Circuit.  To resolve the issues identified by the Ninth Circuit, BLM has determined that a Supplemental Environmental Impact Statement (SEIS) will be prepared.  The SEIS would disclose additional information to the public related to the selection of appropriate background concentrations to use for dispersion modeling of air pollutants.  Because the SEIS must be prepared in accordance with the National Environmental Policy Act (NEPA) guidelines, the SEIS process will include three publications in the Federal Register, each of which may take several weeks to process.  The first of these publications is the Notice of Intent (NOI) which declares the BLM’s intent to prepare the SEIS.  We anticipate that the NOI will be published in the Federal Register in May or June, 2017, and look forward to completing the necessary public review to receive a new ROD for the eventual construction and operation of the Mt. Hope Project.

ITEM 1A.RISK FACTORS.

Our Annual Report on Form 10-K for the year ended December 31, 2016, including the discussion under the heading “Risk Factors” therein, and this report describe risks that may materially and adversely affect our business, results of operations or financial condition.  The risks described in our Annual Report on Form 10-K and this report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operations.

Special Note Regarding Forward-Looking Statements

Certain statements in this report may constitute forward-looking statements, which involve known and unknown risks, uncertainties and other factors, which may cause actual results, performance or achievements of our Company, the Mt. Hope Project, Liberty Project and our other projects, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  We use the words “may,” “will,” “believe,” “expect,” “anticipate,” “intend,” “future,” “plan,” “estimate,” “potential” and other similar expressions to identify forward-looking statements.  These forward-looking statements are subject to a number of risks, uncertainties and assumptions that could cause actual results to differ materially from those in the forward looking statements. Such risks, uncertainties and assumptions are described in the “Risk Factors” section included in our Annual Report on Form 10-K for the year ended December 31, 2016, and this report, and include, among other things:

•	our investors may lose their entire investment in our securities;
•

we may be unable to obtain re-authorized water rights and permits, including a new Record of Decision approving a supplemental Environmental Impact Statement, which permits may be subject to further judicial appeals, and may further delay the development of the Mt. Hope Project;

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

•	POS-Minerals’ right under the LLC Agreement to approve certain major decisions regarding the Mt. Hope Project could impair our ability to quickly adapt to changing market conditions;
•	risks related to the failure of POS-Minerals to make ongoing cash contributions to the LLC pursuant to the LLC Agreement;
•	maintaining effectiveness of current molybdenum supply agreements;
•	fluctuations in the market price of, and demand for, molybdenum, copper and other metals;
•	counter party risks;
•	the timing of exploration, development and production activities and estimated future production, if any;
•	estimates related to costs of production, capital, operating and exploration expenditures;
•	the estimation and realization of mineral reserves and production estimates, if any;
•	inherent operating hazards of mining;
•	title disputes or claims;
•	climate change and climate change legislation for planned future operations;
•	our ability to renegotiate, restructure, suspend, cancel or extend payment terms of contracts as necessary or appropriate in order to conserve cash;
•	government regulation of mining operations, environmental conditions and risks, reclamation and rehabilitation expenses;
•	compliance/non-compliance with the Mt. Hope Lease Agreement;
•	losing key personnel and contractors or the inability to attract and retain additional personnel;
•	reliance on independent contractors, experts, technical and operational service providers over whom we have limited control;
•	increased costs can affect our profitability;

•	shortages of critical parts, equipment, and skilled labor may adversely affect our development costs;
•	limitations of and access to certain insurance coverage;
•	legislation may make it difficult to retain or attract officers and directors and can increase costs of doing business; and
•	provisions of Delaware law and our charter and bylaws may delay or prevent transactions that would benefit stockholders.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.MINE SAFETY DISCLOSURES

None.

ITEM 5.OTHER INFORMATION

None.

ITEM 6.EXHIBITS

Exhibit Number	Description of Exhibit
10.1	Stay Incentive Agreement dated as of January 16, 2017, by and between General Moly, Inc. and Bruce D. Hansen (Filed herewith.)
10.2	Stay Incentive Agreement dated as of January 16, 2017, by and between General Moly, Inc. and Robert I. Pennington (Filed herewith.)
10.3	Stay Incentive Agreement dated as of January 16, 2017, by and between General Moly, Inc. and R. Scott Roswell (Filed herewith.)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
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

Dated: May 1, 2017

GENERAL MOLY, INC.

By:	/s/ Lee M. Shumway
Lee M. Shumway
Chief Financial Officer and Duly Authorized Officer