Form 10-Q
period 2017-06-30
General Moly, Inc
filed 2017-08-14
CIK 1275229

un

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

The number of shares outstanding of issuer’s common stock as of August 9, 2017, was 111,167,877.

PART I - FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

GENERAL MOLY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share amounts)

	June 30,	December 31,
	2017	2016
	(unaudited)
ASSETS:
CURRENT ASSETS
Cash and cash equivalents	$5,289	$8,470
Deposits, prepaid expenses and other current assets	129	89
Total Current Assets	5,418	8,559
Mining properties, land and water rights	224,241	223,286
Deposits on project property, plant and equipment	87,467	87,244
Restricted cash held at EMLLC	11,046	13,025
Restricted cash held for loan procurement	1,013	1,175
Restricted cash held for reclamation bonds	799	782
Non-mining property and equipment, net	249	221
Other assets	2,994	2,994
TOTAL ASSETS	$333,227	$337,286
LIABILITIES, CRCNI, AND EQUITY:
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$646	$855
Accrued advance royalties	500	500
Current portion of long term debt	84	165
Total Current Liabilities	1,230	1,520
Provision for post closure reclamation and remediation costs	1,649	1,587
Accrued advance royalties	5,200	5,200
Accrued payments to Agricultural Sustainability Trust	4,000	4,000
Long term debt, net of current portion	1,340	1,340
Senior Convertible Promissory Notes	5,687	5,540
Return of Contributions Payable to POS-Minerals	33,641	33,641
Other accrued liabilities	2,125	2,125
Total Liabilities	54,872	54,953

COMMITMENTS AND CONTINGENCIES - NOTE 12

CONTINGENTLY REDEEMABLE NONCONTROLLING INTEREST ("CRNCI")	172,644	172,659

EQUITY
Common stock, $0.001 par value; 650,000,000 and 650,000,000 shares authorized, respectively, 111,167,877 and 110,611,287 shares issued and outstanding, respectively	111	111
Additional paid-in capital	281,804	281,900
Accumulated deficit during exploration and development stage	(176,204)	(172,337)
Total Equity	105,711	109,674
TOTAL LIABILITIES, CRNCI, AND EQUITY	$333,227	$337,286

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOLY, INC. (“GMI”)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited — In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016
REVENUES	$—	$—	$—	$—

OPERATING EXPENSES:
Exploration and evaluation	137	118	274	664
General and administrative expense	1,586	1,546	3,094	2,908
TOTAL OPERATING EXPENSES	1,723	1,664	3,368	3,572

LOSS FROM OPERATIONS	(1,723)	(1,664)	(3,368)	(3,572)

OTHER INCOME/(EXPENSE):
Interest expense	(225)	(250)	(514)	(499)
TOTAL OTHER (EXPENSE)/INCOME, NET	(225)	(250)	(514)	(499)

LOSS BEFORE INCOME TAXES	(1,948)	(1,914)	(3,882)	(4,071)

Income Taxes	—	—	—	—

CONSOLIDATED NET LOSS	$(1,948)	$(1,914)	$(3,882)	$(4,071)
Less: Net loss attributable to CRNCI	5	4	15	8
NET LOSS ATTRIBUTABLE TO GMI	$(1,943)	$(1,910)	$(3,867)	$(4,063)
Basic and diluted net loss attributable to GMI per share of common stock	$(0.02)	$(0.02)	$(0.03)	$(0.04)
Weighted average number of shares outstanding — basic and diluted	111,168	110,568	111,128	110,462

COMPREHENSIVE LOSS	$(1,943)	$(1,910)	$(3,867)	$(4,063)

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOLY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited — In thousands)

	Six Months Ended
	June 30,	June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated Net loss	$(3,882)	$(4,071)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	133	122
Non-cash interest expense	147	133
Stock-based compensation for employees and directors	(51)	219
(Increase) in deposits, prepaid expenses and other	(40)	(5)
(Decrease) in accounts payable and accrued liabilities	(471)	(1,223)
Increase(decrease) in post closure reclamation and remediation costs	9	(106)
Net cash used by operating activities	(4,155)	(4,931)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase and development of mining properties, land and water rights	(949)	(477)
Deposits on property, plant and equipment	(60)	(1,346)
Decrease in restricted cash	2,124	6,148
Net cash used by investing activities	1,115	4,325

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock proceeds, net of issuance costs	(60)	(57)
Repayment of Long-Term Debt	(81)	(76)
Net cash used by financing activities:	(141)	(133)
Net (decrease)increase in cash and cash equivalents	(3,181)	(739)
Cash and cash equivalents, beginning of period	8,470	13,047
Cash and cash equivalents, end of period	$5,289	$12,308

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Equity compensation capitalized as development	$15	$20
Accrued portion of advance royalties	—	500
Noncash change in deposits on property, plant and equipment	163	56

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

In addition, under the terms of the LLC Agreement, since commercial production at the Mt. Hope Project was not achieved by December 31, 2011, the LLC will be required to return to POS-Minerals $36.0 million, since reduced to $33.6 million as discussed below, of its capital contributions (“Return of Contributions”), with no corresponding reduction in POS-Minerals’ ownership percentage.  Effective January 1, 2015, as part of a comprehensive agreement concerning the release of the reserve account described below, Nevada Moly and POS-Minerals agreed that the Return of Contributions will be payable to POS-Minerals on December 31, 2020; provided that, at any time on or before November 30, 2020, Nevada Moly and POS-Minerals may agree in writing to extend the due date to December 31, 2021; and if the due date has been so extended, at any time on or before November 30, 2021, Nevada Moly and POS-Minerals may agree in writing to extend the due date to December 31, 2022.  If the repayment date is extended, the unpaid amount will bear interest at a rate per annum of LIBOR plus 5%, which interest shall compound quarterly, commencing on December 31, 2020 through the date of payment in full.  Payments of accrued but unpaid interest, if any, shall be made on the repayment date.  Nevada Moly may elect, on behalf of the Company, to cause the Company to prepay, in whole or in part, the Return of Contributions at any time, without premium or penalty, along with accrued and unpaid interest, if any.

The original Return of Contributions amount due to POS-Minerals is reduced, dollar for dollar, by the amount of capital contributions for equipment payments required from POS-Minerals under approved budgets of the LLC, as discussed further below.  As of June 30, 2017, this amount has been reduced by $2.4 million, consisting of 20% of an $8.4 million principal payment made on milling equipment in March 2015, a $2.2 million principal payment made on electrical transformers in April 2015, and a $1.2 million principal payment  made on milling equipment in April 2016, such that the remaining amount due to POS-Minerals is $33.6 million.  If Nevada Moly does not fund its additional capital contribution in order for the LLC to make the required Return of Contributions to POS-Minerals set forth above, POS-Minerals has an election to either make a secured loan to the LLC to fund the Return of Contributions, or receive an additional interest in the LLC estimated to be 5%.  In the latter case, Nevada Moly’s interest in the LLC is subject to dilution by a percentage equal to the ratio of 1.5 times the amount of the unpaid Return of Contributions over the aggregate amount of deemed capital contributions (as determined under the LLC Agreement) of both parties to the LLC (“Dilution Formula”).  At June 30, 2017, the aggregate amount of deemed capital contributions of both parties was $1,083.9 million.

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

Effective January 1, 2015,  Nevada Moly and POS-Minerals signed an amendment to the LLC Agreement under which a separate $36.0 million belonging to Nevada Moly, held by the LLC in a reserve account established in December 2012, is being released for the mutual benefit of both members related to the jointly approved Mt. Hope Project expenses through 2021.  In January 2015, the reserve account funded a reimbursement of contributions made by the members during the fourth quarter of 2014, inclusive of $0.7 million to POS-Minerals and $2.7 million to Nevada Moly.  The funds are now being used to pay ongoing expenses of the LLC until the Company obtains full financing for its portion of the Mt. Hope Project construction cost, or until the reserve account is exhausted.  Any remaining funds after financing is obtained will be returned to the Company.  The balance of the reserve account was $11.0 million and $13.0 million at June 30, 2017 and December 31, 2016, respectively.

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

On November 2, 2015, the Company and AMER entered into an amendment to the AMER Investment Agreement, utilizing a three-tranche investment.  The first tranche of the amended AMER Investment Agreement closed on November 24, 2015 for a $4.0 million private placement representing 13.3 million shares, priced at $0.30 per share, and warrants (the “AMER Warrants”) to purchase 80.0 million shares of common stock at $0.50 per share, which will become exercisable upon availability of an approximately $700.0 million senior secured loan (“Bank Loan”). The funds received from the $4.0 million private placement have been divided evenly between general corporate purposes and an expense reimbursement account available to both AMER and the Company to cover anticipated Mt. Hope financing costs and other jointly sourced business development opportunities. In addition, AMER and General Moly entered into a Stockholder Agreement allowing AMER to nominate a director to the General Moly Board of Directors, and additional directors following the close of Tranche 3, discussed below, and drawdown of the Bank Loan.  The Stockholder Agreement also governs amer’s acquisition and transfer of General Moly shares.  Prior to closing, the parties agreed to eliminate certain conditions to closing.  Following the closing, AMER nominated Tong Zhang to serve as a director of the Company, and he was appointed to the Board of Directors on December 3, 2015.

On August 7, 2017, the Company and AMER entered into a second amendment to the Investment and Securities Purchase Agreement, under which the second tranche of AMER’s investment is anticipated to close no later than September 30, 2017 and will include a $6.0 million private placement representing 14.6 million shares, priced at $0.41 per share.

The third tranche of the amended AMER Investment Agreement will include a $10.0 million private placement representing 20.0 million shares, priced at $0.50 per share.  Completion of the third tranche is anticipated to occur on the later of (i) March 31, 2018 or 90 days following the close of a joint business opportunity involving use of 10.0 million shares of General Moly stock or (ii) 90 days after reinstatement of water permits from the Nevada State Engineer for the Mt. Hope Project.  After the third tranche of the agreement is completed, AMER will be entitled to nominate a second director to General Moly’s Board of Directors.

The further amended AMER Investment Agreement reaffirms continuation of the strategic partnership formed between the Company and AMER to assist in obtaining full financing for the Mt. Hope Project.  The issuance of shares in connection with the third tranche of the AMER Investment Agreement may be subject to General Moly stockholder approval.

In addition to the AMER Investment Agreement discussed above, the Company and AMER are jointly evaluating other potential opportunities, ranging from outright acquisitions, privatizations, or significant minority interest investments.  The current focus is on base metal prospects in the Americas, where the Company would benefit from management fees, equity interests, or the acquisition of both core and non-core assets.  Through June 30, 2017, the Company and AMER have spent approximately $1.0 million from the expense reimbursement account described above in connection with such evaluations.

Term Loan

AMER has agreed to work cooperatively with the Company upon the return of improved molybdenum prices to procure and support a senior secured term loan (“Bank Loan”) of approximately $700 million from a major Chinese bank or banks for development of the Mt. Hope Project, and to provide a guarantee for the Bank Loan.

When documentation is complete and drawdown of the approximately $700 million Bank Loan becomes available, the AMER Warrants will become exercisable by AMER at $0.50. After drawdown of the Bank Loan, AMER will be entitled to nominate a third Director to General Moly’s Board of Directors. All conditions under the warrant agreement were originally required to be completed no later than April 17, 2017 in order for the AMER Warrants to vest and become exercisable.  As the Bank Loan was not available on this date, on April 17, 2017, and again subsequently on June 16, 2017, July 16, 2017, and August 7, 2017, the Company and AMER entered into the First Amendment, Second Amendment, Third Amendment, and Fourth Amendment (the “Warrant Amendments”) to the AMER Warrants.  With the Fourth Amendment, the Company and AMER agreed to extend the deadline for satisfaction of all conditions to vesting of the AMER Warrants to the third anniversary of the issuance of the ROD for the Mt. Hope Project, discussed below in Note 12, Permitting Considerations.

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

Although hampered by the slowly recovering low molybdenum prices, the Company continues its efforts to obtain full financing of the Mt. Hope Project.  AMER continues its support and agreement to work with the Company to procure a Bank Loan of approximately $700 million from a major Chinese bank or banks for the development of the Mt. Hope Project, and to provide a guarantee for the Bank Loan.  As discussed in Note 1, on November 30, 2015, the Company announced the receipt of funds to successfully close the first tranche of the amended Investment Agreement, resulting in a $4 million cash inflow to the Company.  Additionally, as discussed in Note 1 above, on August 7, 2017, the Company and AMER entered into Amendment No. 2 to the Investment and Securities Purchase Agreement setting the closing date for Tranche 2 on September 30, 2017 and removing the provision that makes the receipt of the second tranche contingent on the Nevada State Engineer restoring water permits for the Mt. Hope Project and for the price of molybdenum to average in excess of $8/lb for a 30 consecutive calendar day period.   When Tranche 2 closes, it will provide a $6.0 million cash inflow to the Company on September 30, 2017.  Based on our current operating forecast, and the combination of the liquidity provided by Amendment No. 2 and our current cash on hand, the Company expects to be able to fund its operations and meet its financial obligations well into the second quarter of 2019.  However, there can be no assurance that the Company will be successful in achieving its forecast.

Additionally, there is no assurance that the Company will be successful in the financing required to complete the Mt. Hope Project, or in raising additional financing in the future on terms acceptable to the Company, or at all.

We continue to work with our long-lead vendors to manage the timing of contractual payments for milling equipment.  The following table sets forth the LLC’s remaining cash commitments under these equipment contracts (collectively, “Purchase Contracts”) at June 30, 2017 (in millions):

As of
June 30,
Year	2017 *
2017	0.4
2018	—
2019	1.4
2020	0.4
Total	$2.2

*All amounts are commitments of the LLC, and as a result of the agreement between Nevada Moly and POS-Minerals are to be funded by the $36.0 million reserve account, now $11.0 million as discussed above in Note 1, until such time that the Company obtains financing for its portion of construction costs at the Mt. Hope Project or until the reserve account balance is exhausted, and thereafter are to be funded 80% by Nevada Moly and 20% by POS-Minerals.  POS-Minerals remains obligated to make capital contributions for its 20% portion of equipment payments required by approved budgets of the LLC, and such amounts contributed by the reserve account on behalf of POS-Minerals will reduce, dollar for dollar, the amount of capital contributions that the LLC is required to return to POS-Minerals, as described in Note 1.

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

Through June 30, 2017, the LLC has made deposits and/or final payments of $87.5 million on equipment orders.  Of these deposits, $70.4 million relate to fully fabricated items, primarily milling equipment, for which the LLC has additional contractual commitments of $2.2 million noted in the table above.  The remaining $17.1 million reflects both partially fabricated milling equipment, and non-refundable deposits on mining equipment.  As discussed in Note 12, the mining equipment agreements remain cancellable with no further liability to the LLC.  The underlying value and recoverability of these deposits and our mining properties in our consolidated balance sheets are dependent on the LLC’s ability to fund development activities that would lead to profitable production and positive cash flow from operations, or proceeds from the sale of these assets. There can be no assurance that the LLC will be successful in generating future profitable operations, selling these assets or that the Company will secure additional funding in the future on terms acceptable to us or at all.  Our consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded assets or liabilities.

With our ongoing cash conservation plan, our current Corporate and Liberty related cash requirements have declined to approximately $1.5 million per quarter, while all Mt. Hope Project related funding is payable out of the $36.0 million reserve account, the balance of which was $11.0 million and $13.0 million at June 30, 2017 and December 31, 2016, respectively.  Accordingly, based on our current cash on hand and our ongoing cash conservation plan, the Company expects it will have adequate liquidity to fund our working capital needs into the second quarter of 2018.  As discussed in Note 4 below, we are working with the Nevada Department of Environmental Protection (“NDEP”) on an updated closure plan for the Liberty Project that may require additional cash outlays this year and in 2018.  Additional potential funding sources include public or private equity offerings, including closing tranche 3 with respect to the remaining $10.0 million investment from AMER described in Note 1, or sale of other assets owned by the Company.  There is no assurance that the Company will be successful in securing additional funding.  This could result in further cost reductions, contract cancellations, and potential delays which ultimately may jeopardize the development of the Mt. Hope Project.

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

Accounting Method

Our financial statements are prepared using the accrual basis of accounting in accordance with GAAP.  With the exception of the LLC, all of our subsidiaries are wholly owned.  In February 2008, we entered into the LLC Agreement, which established our ownership interest in the LLC at 80%.  The consolidated financial statements include all of our wholly owned subsidiaries and the LLC.  The POS-Minerals contributions attributable to their 20% interest are shown as Contingently Redeemable Noncontrolling Interest on the Consolidated Balance Sheet.  The net loss attributable to contingently redeemable noncontrolling interest is reflected separately on the Consolidated Statement of Operations and reduces the Contingently Redeemable Noncontrolling Interest on the Consolidated Balance Sheet.  Net losses of the LLC are attributable to the members of the LLC based on their respective ownership percentages in the LLC.  During 2017, the LLC had a $74,000 loss primarily associated with accretion of its reclamation obligations, of which $15,000 was attributed to the Contingently Redeemable Noncontrolling Interest.

Contingently Redeemable Noncontrolling Interest (“CRNCI”)

Under GAAP, certain noncontrolling interests in consolidated entities meet the definition of mandatorily redeemable financial instruments if the ability to redeem the interest is outside of the control of the consolidating entity.  As described in Note 1 — “Description of Business”, the LLC Agreement permits POS-Minerals the option to put its interest in the LLC to Nevada Moly upon a change of control, as defined in the LLC Agreement, followed by a failure by us or our successor company to use standard mining industry practice in connection with the development and operation of the Mt. Hope Project as contemplated by the parties for a period of 12 consecutive months.  As such, the CRNCI has continued to be shown as a separate caption between liabilities and equity.  The carrying value of the CRNCI has historically included the $36.0 million Return of Contributions, now $33.6 million, that will be returned to POS-Minerals in 2020, unless further extended by the members of the LLC as discussed above.  The expected Return of Contributions to POS-Minerals was carried at redemption value as we believed redemption of this amount was probable.  Effective January 1, 2015, Nevada Moly and POS-Minerals agreed that the Return of Contributions will be payable to POS-Minerals on December 31, 2020, unless further extended by the members of the LLC as discussed above.  As a result, we have reclassified the Return of Contributions payable to POS-Minerals from CRNCI to a non-current liability at redemption value, and subsequently reduced it by $2.4 million, consisting of 20% of an $8.4 million principal payment made on milling equipment in March 2015 and a $2.2 million principal payment made on electrical transformers in April 2015, and a $1.2 million principal payment made on milling equipment in April 2016, such that the remaining amount due to POS-Minerals is $33.6 million.

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

Asset Impairments

We evaluate the carrying value of long-lived assets to be held and used, using a fair-value based approach when events and circumstances indicate that the related carrying amount of our assets may not be recoverable.  The economic environment and molybdenum and copper prices may be considered as impairment indicators for the purposes of these impairment assessments.  In accordance with U.S. GAAP, the carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flows from such asset is less than its carrying value.  In that event, an impairment charge will be recorded in our Consolidated Statement of Operations and Comprehensive Loss based on the difference between book value and the estimated fair value of the asset computed using discounted future cash flows, or the application of an expected fair value technique in the absence of an observable market price.  Future cash flows include estimates of recoverable quantities to be produced from estimated proven and probable mineral reserves, commodity prices (considering current and historical prices, price trends and related factors), production quantities and capital expenditures, all based on life-of-mine plans and projections.  In estimating future cash flows, assets are grouped at the lowest level for which identifiable cash flows exist that are largely independent of cash flows from other asset groups.  Generally, in estimating future cash flows, all assets are grouped at a particular mine for which there are identifiable cash flows.  While our June 30, 2017 impairment analysis did not result in any long-lived asset impairments, there can be no assurance that there will not be asset impairments if commodity prices experience a sustained decline and/or if there are significant downward adjustments to estimates of recoverable quantities to be produced from proven and probable mineral reserves or production quantities, and/or upward adjustments to estimated operating costs and capital expenditures, all based on life-of-mine plans and projections.

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

Basic and Diluted Net Loss Per Share

Net loss per share was computed by dividing the net loss attributable to the Company by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Outstanding awards as of June 30, 2017 and December 31, 2016, respectively, were as follows:

	June 30, 2017	December 31, 2016
Warrants	89,535,000	89,535,000
Shares Issued upon conversion of Senior Notes	5,910,000	5,910,000
Unvested Stock Awards	1,735,553	1,105,435
Stock Appreciation Rights	1,015,230	1,269,101

These awards were not included in the computation of diluted loss per share for the three and six months ended June 30, 2017 and 2016, respectively, because to do so would have been anti-dilutive.  Therefore, basic loss per share is the same as diluted loss per share.

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

The Convertible Notes bear interest at a rate of 10.0% per annum, payable in cash quarterly in arrears on each March 31, June 30, September 30, and December 31. The Convertible Notes are convertible at any time in an amount equal to 80% of the greater of (i) the average volume weighted average price (“VWAP”) for the 30 Business Day period ending on the Business Day prior to the date of the conversion, or (ii) the average VWAP for the 30 Business Day period ending on the original issuance date of the Convertible Notes.  Each Convertible Note will convert into a maximum of 100 shares per note, resulting in the issuance of up to 8,535,000 shares. General Moly’s named executive officers and board of directors who participated in the offering are restricted from converting at a price less than $0.32, the most recent closing price at the time that the Convertible Notes were issued. The Convertible Notes are mandatorily redeemable at par plus the present value of remaining coupons upon (i) the availability of cash from a financing for the Mt. Hope Project or (ii) any other debt financing by the Company. In addition, 50% of any proceeds from the sale of assets cumulatively exceeding $250,000 will be used to prepay the Convertible Notes at par plus the present value of remaining coupons. The Company has the right to redeem the Convertible Notes at any time at par plus the present value of remaining coupons. The Private Placement was negotiated by independent members of General Moly’s board of directors, none of whom participated in the transaction.  As of June 30, 2017, an aggregate of $2.6 million of Convertible Notes had been converted into 2,625,000 shares of common stock and $1.3 million of non-convertible Senior Promissory Notes, resulting in a $0.2 million annual reduction in interest payments made by the Company in the servicing of the Convertible Notes, as further discussed in Note 6 below.

The Company evaluates its contracts for potential derivatives.  See Note 6 for a description of the Company’s accounting for embedded derivatives and the Convertible Notes.

The Company additionally has certain debt related to a land mortgage, which is classified as current based on the completion of payments contractually required under the mortgage by December 31, 2017.

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

Recently Issued Accounting Pronouncements

Leases (Topic 842)

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842).  The update aims to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  The Company is currently reviewing the standard to determine the impact on its financial statements.

Compensation – Stock Compensation (Topic 718):  Improvements to Employee Share-Based Payment Accounting

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718):  Improvements to Employee Share-Based Payment Accounting.  The update aims to simplify several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  The Company implemented this standard effective December 31, 2016 and elected to continue to estimate the number of awards that are expected to vest for forfeiture purposes.  Implementation of this standard did not have a material impact on the Company’s financial statements.

Statement of Cash Flows (Topic 230):  Restricted Cash

In November 2016, the FASB issued ASU 2016-18 Statement of Cash Flows (Topic 230):  Restricted Cash.  The update requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents.  Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.  The Company is currently reviewing the standard to determine the impact on its financial statements.

Compensation – Stock Compensation (Topic 718):  Scope of Modification Accounting

In May 2017, the FASB issued ASU 2017-09 Compensation – Stock Compensation (Topic 718):  Scope of Modification Accounting.  The update clarifies when an entity is required to use modification upon a change in the terms or conditions of a share-based payment award.  The Company is currently reviewing the standard to determine the impact on its financial statements.

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

The Nevada Division of Environmental Protection (NDEP) has identified environmental concerns with some Liberty Project facilities acquired with the property.  NDEP’s concerns are related to aspects of previously approved closure plans required by Nevada regulation.  We are evaluating options, and anticipate providing a proposal to NDEP in the next few months to address these concerns.  It is anticipated that this will require additional cash outlays in 2017 and 2018.

On August 1, 2017, the Company through its wholly owned subsidiary Liberty Moly, LLC entered into an Option Agreement and Land Lease Agreement (if the option is exercised) with SRPV, a subsidiary of SolarReserve, LLC of Santa Monica, California for photovoltaic solar energy development.  The Agreement provides for a three-year option to lease a minimum of 500 acres and easements associated with vacant land.  If the option is exercised, the parties will enter into a 30-year lease for up to 700 acres of land, with an option to extend for an additional five years at the end of the initial lease term.  The vacant land parcel is wholly owned by the Company, and its use by the photovoltaic solar project will not impact the Liberty Project’s future proposed mining plans.

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

Summary. The following is a summary of mining properties, land and water rights at June 30, 2017 and December 31, 2016 (in thousands):

	At	At
	June 30,	December 31,
	2017	2016
Mt. Hope Project:
Development costs	$172,849	$171,892
Mineral, land and water rights	11,324	11,324
Advance Royalties	30,300	30,300
Total Mt. Hope Project	214,473	213,516
Total Liberty Project	9,687	9,689
Other Properties	81	81
Total	$224,241	$223,286

Development costs of $172.8 million as of June 30, 2017 include hydrology and drilling costs, expenditures to further the permitting process, capitalized salaries, project engineering costs, and other expenditures required to fully develop the Mt. Hope Project.  Deposits on project property, plant and equipment of $87.5 million at June 30, 2017 represent ongoing progress payments on equipment orders for the custom-built grinding and milling equipment, related electric mill drives, and other processing equipment that require the longest lead times.

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

The following table shows asset retirement obligations for future mine closure and reclamation costs in connection with the Mt. Hope Project and within the boundaries of the Plan of Operations (“PoO”):

(in thousands)
At January 1, 2016	$1,058
Accretion Expense	80
Adjustments*	316
At December 31, 2016	$1,454
Accretion Expense	52
Adjustments*	9
At June 30, 2017	$1,515

*Includes additions, annual changes to the escalation rate, the market-risk premium rate, or reclamation time periods.

The estimated future reclamation costs for the Mt. Hope Project have been discounted using a rate of 8%.  The total inflated and undiscounted estimated reclamation costs associated with current disturbance under the PoO at the Mt. Hope Project were $5.8 million at June 30, 2017, inclusive of $2.6 million for mitigation of sage grouse habitat that would be affected by development of the Mt. Hope Project.  Increases in ARO liabilities resulting from the passage of time are recognized as accretion expense.

As of June 30, 2017, the LLC had provided the appropriate regulatory authorities with $2.8 million in reclamation financial guarantees through the posting of surety bonds for reclamation of the Mt. Hope Project as approved in the ROD.  As of June 30, 2017, we had $0.3 million in cash deposits associated with these bonds and an additional $0.4 million in a long-term funding mechanism, which are specific to the PoO disturbance and accounted for as restricted cash and are unrelated to the inflated and undiscounted liability referenced above.

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

The Company’s Liberty Project is currently in the exploration stage. As the Company is not currently performing any exploration activity at the Liberty Project, the reclamation liability incurred for historical operations and exploration of approximately $0.1 million has not been discounted and is shown in the table below.

	Mt. Hope Project
	outside PoO
	boundary	Liberty
	(in thousands)
At January 1, 2016	$22	$118
Adjustments *	(7)	—
At December 31, 2016	$15	$118
Adjustments *	—	—
At June 30, 2017	$15	$118

*Includes reduced / reclaimed disturbance

NOTE 6 — SENIOR CONVERTIBLE PROMISSORY NOTES

In December 2014, the Company sold and issued 85,350 Units consisting of Convertible Notes with warrants (the “Notes Warrants”) to qualified  buyers pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, of which 23,750 Units were sold and issued to related parties, including several directors and each of our named executive officers. The Convertible Notes are unsecured obligations and are senior to any of the Company’s future secured obligations to the extent of the value of the collateral securing such obligations.

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

The Convertible Notes bear interest at a rate of 10.0% per annum, payable in cash quarterly in arrears on each March 31, June 30, September 30, and December 31. The Convertible Notes mature on December 26, 2019 unless earlier redeemed, repurchased or converted. The Company may redeem the Convertible Notes for cash, either in whole or in part, at any time, in exchange for the sum of (i) a cash payment equal to the unpaid principal plus all accrued but unpaid interest through the date of redemption and (ii) the present value of the remaining scheduled interest payments discounted to the maturity date at the annual percentage yield on U.S. Treasury securities with maturity similar to the notes plus 25 basis points (the “Optional Redemption”). The Convertible Notes are mandatorily redeemable at par plus the present value of remaining coupons upon (i) the availability of cash from a financing for Mt. Hope and (ii) any other debt financing by the Company. In addition, 50% of any proceeds from the sale of assets cumulatively exceeding $250,000 will be used to prepay the Convertible Notes at par plus the present value of remaining coupons (the “Mandatory Redemption”).

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

During the year ended December 31, 2015, certain holders of the Convertible Notes, including both directors and named executive officers of the Company, elected to convert notes totaling $2.6 million, reducing the principal balance of the Convertible Notes to $5.9 million. Upon conversion, the Convertible Notes holders received 2,625,000 shares of common stock, at conversion prices ranging from $0.3462 to $0.5485, and were issued non-convertible Senior Promissory Notes (“Promissory Notes”) of $1.3 million, pursuant to the terms of the share maximum provision of the Conversion Option.  The Promissory Notes have identical terms to the Convertible Notes, with the exception that the holder no longer has a Conversion Option. Accordingly, the Promissory Notes bear interest equal to 10.0% per annum, payable in cash quarterly in arrears on each March 31, June 30, September 30, and December 31 and mature on December 26, 2019.  The conversions resulted in a $0.2 million annual reduction in interest payments made by the Company in the servicing of the Convertible Notes.

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

As of June 30, 2017 and December 31, 2016, respectively, the carrying value of the Convertible Notes, absent the embedded derivatives, was $5.6 million and $5.5 million inclusive of an unamortized debt discount of $0.3 million and $0.4 million, all of which is considered long term debt. The fair value of the Convertible Notes was $6.9 million and $7.1 million at June 30, 2017 and December 31, 2016, respectively. As of June 30, 2017, the carrying value of the Promissory Notes was $1.3 million. The fair value of the Promissory Notes was $1.0 million at June 30, 2017.

The embedded derivatives recorded in the Convertible Notes at fair value were $0.1 million and $0.1 million at June 30, 2017 and December 31, 2016, respectively. The changes in the estimated fair value of the embedded derivatives during the six months ended June 30, 2017 resulted in a net gain of approximately $21,000.  Gain or loss on embedded derivatives is recognized as Interest Expense in the Statement of Operations.

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

The following inputs were utilized to measure the fair value of the embedded derivatives: (i) price of the Company’s common stock; (ii) Conversion Rate (as defined in the Convertible Notes); (iii) Conversion Price (as defined in the Convertible Notes); (iv) maturity date; (v) risk-free interest rate; (vi) estimated stock volatility; (vii) estimated credit spread for the Company; (viii) default intensity; and (ix) recovery rate.

The following tables set forth the inputs to the models that were used to value the embedded derivatives:

	June 30, 2017	December 31, 2016
Stock Price	$0.37	$0.25
Maturity Date	December 31, 2019	December 31, 2019
Risk-Free Interest Rate	1.47%	1.47%
Estimated Stock Volatility	40.00%	40.00%
Default Intensity	2.00%	2.00%
Recovery Rate	30.00%	30.00%

Type of Event	Expected Date	Probability of Event
Mandatory Redemption	October 17, 2018	80%
Conversion Option	March 31, 2019	10%
Note Reaches Maturity	December 31, 2019	10%

NOTE 7 — COMMON STOCK UNITS, COMMON STOCK AND COMMON STOCK WARRANTS

During the three months and six months ended June 30, 2017, we issued nil and 556,590 shares of common stock pursuant to stock awards under the 2006 Equity Incentive Plan, respectively.

During the year ended December 31, 2016, 1,312,894 shares of common stock were issued pursuant to stock awards under the 2006 Equity Incentive Plan.

On December 26, 2014, the Company issued 8.5 million Notes Warrants in connection with the private placement of its Notes described in Note 6 at a price of $1.00 per share and having a relative fair value of $0.8 million.  In addition, the $0.8 million value placed on the Notes Warrants was considered a debt discount and is being amortized over the expected redemption period.

On November 24, 2015, the Company issued 80.0 million warrants to AMER in connection with the closing of the amended Investment Agreement at a price of $0.50 per share and a relative fair value of $0.5 million, resulting in an entry to additional paid-in capital.

Of the warrants outstanding at June 30, 2017, 8.5 million are exercisable at $1.00 per share at any time through their expiration on December 26, 2019, 1.0 million are exercisable at $5.00 per share once General Moly has received financing necessary for the commencement of commercial production at the Mt. Hope Project and will expire one year thereafter, and the 80.0 million AMER Warrants were scheduled to become exercisable upon availability of the Bank Loan, should such availability occur prior to April 17, 2017, the second anniversary of the AMER Investment Agreement, as described in Note 1 above, and would expire five years thereafter.  As the Bank Loan was not available on this date, on April 17, 2017, and again subsequently on June 16, 2017, July 16, 2017 and August 7, 2017, the Company and AMER entered into the First Amendment, Second Amendment, Third Amendment and Fourth Amendment (the “Warrant Amendments”) to the AMER Warrants.  With the Fourth Amendment, the Company and AMER agreed to extend the deadline for satisfaction of all conditions to vesting of the AMER Warrants to the third anniversary of the issuance of the ROD for the Mt. Hope Project, discussed below in Note 12.

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

NOTE 8 — PREFERRED STOCK

Pursuant to our Certificate of Incorporation we are authorized to issue 10,000,000 shares of $0.001 per share par value preferred stock.  The authorized but unissued shares of preferred stock may be issued in designated series from time to time by one or more resolutions adopted by the Board.  The Board has the authority to determine the preferences, limitations and relative rights of each series of preferred stock.  At June 30, 2017, and December 31, 2016, no shares of preferred stock were issued or outstanding.

NOTE 9 — EQUITY INCENTIVES

In 2006, the Board and shareholders of the Company approved the 2006 Equity Incentive Plan (“2006 Plan”), and in May 2010, our shareholders approved an amendment and restatement of the 2006 Plan increasing the number of shares that may be issued under the plan by 4,500,000 shares to 9,600,000 shares.  In June 2016, our shareholders approved an additional amendment to the 2006 Plan increasing the number of shares that may be issued under the plan by 5,000,000 shares to 14,600,000 shares.  The 2006 Plan authorizes the Board, or a committee of the Board, to issue or transfer up to an aggregate of 14,600,000 shares of common stock, of which 5,043,019 remain available for issuance as of June 30, 2017.  Awards under the 2006 Plan may include incentive stock options, non-statutory stock options, restricted stock units, restricted stock awards, and stock appreciation rights (“SARs”).  At the option of the Board, SARs may be settled with cash, shares, or a combination of cash and shares.  The Company settles the exercise of other stock-based compensation with newly issued common shares.

Stock-based compensation cost is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes option pricing model and is recognized as compensation ratably on a straight-line basis over the requisite vesting/service period.  As of June 30, 2017, there was $0.9 million of total unrecognized compensation cost related to share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.9 years.

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

At June 30, 2017, the outstanding and exercisable (fully vested) options and SARs had an aggregate intrinsic value of nil and had a weighted-average remaining contractual term of 2.2 years.  No options or SARs were exercised during the six months ended June 30, 2017.

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

The compensation expense recognized by the Company for Stock Awards is based on the closing market price of the Company’s common stock on the date of grant.  For the six months ended June 30, 2017, the weighted-average grant date fair value for Stock Awards was $0.29.  The total fair value of stock awards vested during the six months ended June 30, 2017 is $0.2 million.

Summary of Equity Incentive Awards

The following table summarizes activity under the Plans during the six months ended June 30, 2017:

	SARs		Stock Awards
	Weighted	Number	Weighted
	Average	of Shares	Average
	Strike	Under	Grant	Number of
	Price	Option	Price	Shares
Balance at January 1, 2017	$3.05	1,269,101	$2.16	1,105,435
Awards Granted	—	—	0.29	1,435,000
Awards Exercised or Earned	—	—	0.20	(755,000)
Awards Forfeited	3.22	(151,460)	3.22	(49,882)
Awards Expired	1.12	(102,411)	—	—
Balance at June 30, 2017	3.22	1,015,230	1.44	1,735,553

Exercisable at June 30, 2017	3.02	122,334

A summary of the status of the non-vested awards as of June 30, 2017 and changes during the six months then ended is presented below:

	SARs		Stock Awards
	Weighted	Number	Weighted
	Average	of Shares	Average
	Fair	Under	Fair	Number of
	Value	Option	Value	Shares
Balance at January 1, 2017	$3.24	1,044,356	$2.16	1,105,435
Awards Granted	—	—	0.29	1,435,000
Awards Vested or Earned	—	—	0.20	(755,000)
Awards Forfeited	3.22	(151,460)	3.22	(49,882)
Balance at June 30, 2017	3.25	892,896	1.44	1,735,553

NOTE 10 — CHANGES IN CONTINGENTLY REDEEMABLE NONCONTROLLING INTEREST AND EQUITY

	Activity for
	Six Months Ended
	June 30,	June 30,
Changes CRNCI (Dollars in thousands)	2017	2016
Total CRNCI December 31, 2016 and 2015, respectively	$172,659	$173,265
Capital Contributions Attributable to CRNCI	—	243
Net Loss Attributable to CRNCI	(15)	(8)
Total CRNCI June 30, 2017 and 2016, respectively	$172,644	$173,500

*See Note 1 for additional discussion of the Return of Contributions and associated Capital Contributions Attributable to CRNCI.

	Activity for
	Six Months Ended
	June 30,	June 30,
Changes in Equity	2017	2016
Common stock:
At beginning of period	$111	$109
Stock Awards	—	2
At end of period	111	111

Additional paid-in capital:
At beginning of period	281,900	281,562
Restricted stock net share settlement	(45)	(59)
Stock based compensation	(51)	239
At end of period	281,804	281,742

Accumulated deficit:
At beginning of period	(172,337)	(164,269)
Consolidated net loss	(3,867)	(4,063)
At end of period	(176,204)	(168,332)

Total Equity June 30, 2017, and 2016, respectively	$105,711	$113,521

NOTE 11 — INCOME TAXES

At June 30, 2017 and December 31, 2016 we had deferred tax assets principally arising from the net operating loss carry-forwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that we will realize the benefit of the deferred tax assets, a valuation allowance equal to the net deferred tax asset has been established at June 30, 2017 and December 31, 2016.

As of June 30, 2017 and December 31, 2016, the Company had no unrecognized tax benefits.  There was no change in the amount of unrecognized tax benefits as a result of tax positions taken during the year or in prior periods or due to settlements with taxing authorities or lapses of applicable statues of limitations.  The Company is open to federal and state tax audits until the applicable statutes of limitations expire.

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

The Mt. Hope Lease requires a royalty advance (“Construction Royalty Advance”) of 3% of certain construction capital costs, as defined in the Mt. Hope Lease.  The LLC is obligated to pay a portion of the Construction Royalty Advance each time capital is raised for the Mt. Hope Project based on 3% of the expected capital to be used for those certain construction capital costs defined in the Mt. Hope Lease.  Through June 30, 2017, we have paid $24.6 million of the total royalty advance.  Based on our Mt. Hope Project capital budget we estimate that a final reconciliation payment on the Capital Construction Cost Estimate (the “Estimate”) will be due following the commencement of commercial production, after as-built costs are definitively determined.  The Company estimates, based on the revised capital estimate discussed above and the current timeline for the commencement of commercial production, that an additional $4.2 million will be due approximately 20 — 24 months after the commencement of construction.  This amount was accrued as of June 30, 2017.  The capital estimates may be subject to escalation in the event the Company experiences continued delays in achieving full financing for the Mt. Hope Project.

The LLC is also obligated to make a minimum annual advance royalty payment (“Annual Advance Royalty”) of $0.5 million each October 19 for any year wherein commercial production has not been achieved or the MHMI Production Royalty (as hereinafter defined) is less than $0.5 million.  As commercial production is not anticipated to commence before late-2019, the Company has also accrued $1.5 million in Annual Advance Royalty payments which will be due in four $0.5 million installments in October 2017, 2018, and 2019, respectively.  The Estimate and the Annual Advance Royalty are collectively referred to as the “Advance Royalties.”  All Advance Royalties are credited against the MHMI Production Royalties once the mine has achieved commercial production.  After the mine begins production, the LLC estimates that the MHMI Production Royalties will be in excess of the Annual Advance Royalties for the life of the Mt. Hope Project.  Until the advance royalties are fully credited, the LLC will pay one half of the calculated Production Royalty annually.  Assuming a $12 molybdenum price, the Annual Advance Royalties will be consumed within the first five years of commercial production.

Deposits on project property, plant and equipment

As discussed in Note 2, the LLC has active orders with varying stages of fabrication on milling process equipment comprised of two 230kV primary transformers and substation, a primary crusher, a semi-autogenous mill, two ball mills, and various motors for the mills with remaining cash commitments of $2.2 million due on these orders.

Equipment and Supply Procurement

Through June 30, 2017, the LLC has made deposits and/or final payments of $87.5 million on equipment orders and has spent approximately $199.4 million for the development of the Mt. Hope Project, for a total Mt. Hope Project inception-to-date spend of $286.9 million.

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

Obligations under capital and operating leases

We have contractual operating leases that will require a total of $39,000 in payments over the next three years.  Operating leases consist primarily of rents on office facilities and office equipment.  Our expected payments are $39,000, nil, and nil for the years ended December 31, 2017, 2018, and 2019, respectively.

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

Thereafter, on September 22, 2014, the Plaintiffs filed their notice of appeal to the U.S. Court of Appeals for the Ninth Circuit (“Ninth Circuit”) of the U.S. District Court’s dismissal.  Oral argument of the parties before the Ninth Circuit was completed on October 18, 2016.  On December 28, 2016, the Ninth Circuit issued its Opinion rejecting many of the arguments raised by the Plaintiffs challenging the Environmental Impact Statement ("EIS") completed for the Mt. Hope Project, but issuing a narrow reversal of the BLM's findings related to air quality analysis. Because of this technical deficiency, the Court vacated the ROD, and the BLM is conducting additional evaluation of air quality impacts and resulting cumulative impact analysis under the National Environmental Policy Act (“NEPA”) through a supplemental EIS to address the concerns noted by the Ninth Circuit.  The Company is confident in the BLM’s process and working closely with the agency to resolve concerns with air quality baseline studies raised by the Ninth Circuit. To resolve the issues identified by the Ninth Circuit, BLM has determined that a Supplemental Environmental Impact Statement (“SEIS”) will be prepared.  The SEIS will disclose additional information to the public related to the selection of appropriate background concentrations to use for dispersion modeling of air pollutants.  Because the SEIS must be prepared in accordance with the NEPA guidelines, the SEIS process will include three publications in the Federal Register, each of which may take several weeks to process.  The first of these publications is the Notice of Intent (“NOI”) which declares the BLM’s intent to prepare the SEIS.  The NOI was published in the Federal Register on July 19, 2017.  With publication of notice announcing preparation of a SEIS, we are working with the BLM to complete the draft SEIS and participating with the necessary public review to receive a new ROD authorizing the eventual construction and operation of the Mt. Hope Project.

Environmental regulations related to reclamation require that the cost for a third party contractor to perform reclamation activities on the minesite be estimated.  In October 2015, we submitted a request to the BLM to reduce our reclamation liability to current surface disturbance.  Simultaneously, we submitted an application to NDEP-BMRR to modify the Reclamation Permit to reflect this reduced reclamation liability. On October 26, 2015, NDEP-BMRR approved the proposed permit modification, including the reduced reclamation liability amount.   On December 21, 2015, BLM approved the updated reclamation liability estimate, reducing of the reclamation liability to approximately $2.8 million.  We worked with the LLC’s reclamation surety underwriters to satisfy the reduced $2.8 million financial guarantee requirements under the approved amended PoO for the Mt. Hope Project.  As of June 30, 2017, the surety bond program is funded with a cash collateral payment of $0.3 million.

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

On November 23, 2015, the Nevada Supreme Court issued its Remittitur to the District Court for the County of Eureka for further proceedings consistent with its Opinion.  On March 14, 2016, we received the District Court’s Order vacating the 3M Plan, denying the applications and vacating the permits issued by the State Engineer.  The Company filed a Motion to Alter or Amend Judgment with the District Court, requesting the District Court amend its Order and remand the water permits and 3M Plan to the State Engineer to allow further proceedings to address the mitigation issues raised by the Nevada Supreme Court.  The District Court denied the Motion on June 1, 2016.  The State Engineer filed an appeal to the Nevada Supreme Court concerning the District Court’s interpretation of the Supreme Court’s Opinion and also argued that the District Court acted in excess of its judicial authority in violation of Nevada’s Constitution and Statutes.  The Company filed a similar appeal to the Nevada Supreme Court.  The Nevada Supreme Court conducted Oral Argument on May 1, 2017.  The parties await a decision from the Nevada Supreme Court, anticipated to be received later in 2017.

Notwithstanding the pendency of the appeal to the Nevada Supreme Court, the Company is working to reobtain its water permits with the new change applications that it filed with the State Engineer, following the Nevada Supreme Court’s September 2015 Order.  On August 23, 2016, Eureka County filed a Writ of Prohibition or Mandamus to the Nevada Supreme Court seeking the Supreme Court’s intervention to stop further action by the State Engineer while the appeal discussed above of the District Court Order remains pending.  As ordered by the Supreme Court, answers and responses to the Writ were filed by October 21, 2016.  The State Engineer has stopped any action on our applications pending an outcome of the Writ from the Supreme Court.  Along with the State Engineer, we oppose the basis for filing the Writ, and believe the State Engineer can proceed with the review of our applications notwithstanding the appeal to the Supreme Court of the District Court Order.  In the interim, we are continuing to advocate the authority of the State Engineer to act on our applications.  In hearings to be held before the State Engineer, the Company will provide additional evidence of its ability to successfully mitigate any potential impacts to water rights in Kobeh Valley that could result from the Mt. Hope Project’s new change applications for water use.

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

NOTE 13 — SUBSEQUENT EVENTS

On August 1, 2017, the Company entered into an Option Agreement and Land Lease Agreement (if the option is exercised) with SRPV, a subsidiary of SolarReserve, LLC of Santa Monica, California for photovoltaic solar energy development at General Moly’s Liberty Project.  The Agreement provides for a three-year option to lease a minimum of 500 acres and easements associated with vacant land owned by the Liberty Project near Tonopah, Nevada.  If the option is exercised, the parties will enter into a 30-year lease for up to 700 acres of land, with an option to extend for an additional five years at the end of the initial lease term.  The vacant land parcel is wholly owned by the Company, and its use by the photovoltaic solar project will not impact the Liberty Project’s future proposed mining plans.

Additionally, as noted above in Note 1, on August 7, 2017, the Company and AMER entered into a second amendment to the Investment and Securities Purchase Agreement, under which the second tranche of AMER’s investment will close no later than September 30, 2017 and will include a $6.0 million private placement representing 14.6 million shares, priced at $0.41 per share.

The third tranche of the amended AMER Investment Agreement will include a $10.0 million private placement representing 20.0 million shares, priced at $0.50 per share.  Completion of the third tranche is anticipated to occur on ther earlier of (i) March 31, 2018, (ii) 90 days following the close of a joint business opportunity involving use of 10.0 million shares of General Moly stock, or (iii) 90 days after reinstatement of water permits from the Nevada State Engineer for the Mt. Hope Project.  After the third tranche of the agreement is completed, AMER will be entitled to nominate a second director to General Moly’s Board of Directors.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References made in this Quarterly Report on Form 10-Q to “we,” “our,” “us,” or the “Company,” refer to General Moly, Inc.

The following discussion and analysis of our financial condition and results of operations constitutes management’s review of the factors that affected our financial and operating performance for the three and six months ended June 30, 2017, and 2016.  This discussion should be read in conjunction with the consolidated financial statements and notes thereto contained elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2016, which was filed on March 16, 2017.

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

In addition, under the terms of the original LLC Agreement, since commercial production at the Mt. Hope Project was not achieved by December 31, 2011, the LLC will be required to return to POS-Minerals $36.0 million, since reduced to $33.6 million as discussed below, of its capital contributions (“Return of Contributions”), with no corresponding reduction in POS-Minerals’ ownership percentage.  Effective January 1, 2015, as part of a comprehensive agreement concerning the release of the reserve account described below, Nevada Moly and POS-Minerals agreed that the Return of Contributions will be payable to POS-Minerals on December 31, 2020; provided that, at any time on or before November 30, 2020, Nevada Moly and POS-Minerals may agree in writing to extend the due date to December 31, 2021; and if the due date has been so extended, at any time on or before November 30, 2021, Nevada Moly and POS-Minerals may agree in writing to extend the due date to December 31, 2022.  If the repayment date is extended, the unpaid amount will bear interest at a rate per annum of LIBOR plus 5%, which interest shall compound quarterly, commencing on December 31, 2020 through the date of payment in full.  Payments of accrued but unpaid interest, if any, shall be made on the repayment date.  Nevada Moly may elect, on behalf of the Company, to cause the Company to prepay, in whole or in part, the Return of Contributions at any time, without premium or penalty, along with accrued and unpaid interest, if any.

The original Return of Contributions amount of $36.0 million due to POS-Minerals is reduced, dollar for dollar, by the amount of capital contributions for equipment payments required from POS-Minerals under approved budgets of the LLC, as discussed further below.  As of June 30, 2017, this amount has been reduced by $2.4 million, consisting of 20% of an $8.4 million principal payment made on milling equipment in March 2015, a $2.2 million principal payment made on electrical transformers in April 2015, and a $1.2 million principal payment  made on milling equipment in April 2016, such that the remaining amount due to

POS-Minerals is $33.6 million.  If Nevada Moly does not fund its additional capital contribution in order for the LLC to make the required Return of Contributions to POS-Minerals set forth above, POS-Minerals has an election to either make a secured loan to the LLC to fund the Return of Contributions, or receive an additional interest in the LLC estimated to be 5%.  In the latter case, Nevada Moly’s interest in the LLC is subject to dilution by a percentage equal to the ratio of 1.5 times the amount of the unpaid Return of Contributions over the aggregate amount of deemed capital contributions (as determined under the LLC Agreement) of both parties to the LLC (“Dilution Formula”).  At June 30, 2017, the aggregate amount of deemed capital contributions of both parties was $1,083.9 million.

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

Effective January 1, 2015,  Nevada Moly and POS-Minerals signed an amendment to the LLC Agreement under which a separate $36.0 million belonging to Nevada Moly, held by the LLC in a reserve account established in December 2012, is being released for the mutual benefit of both members related to the jointly approved Mt. Hope Project expenses through 2021.  In January 2015, the reserve account funded a reimbursement of contributions made by the members during the fourth quarter of 2014, inclusive of $0.7 million to POS-Minerals and $2.7 million to Nevada Moly.  The funds are now being used to pay ongoing expenses of the LLC until the Company obtains full financing for its portion of the Mt. Hope Project construction cost, or until the reserve account is exhausted.  Any remaining funds after financing is obtained will be returned to the Company.  The balance of the reserve account was $11.0 million and $13.0 million at June 30, 2017 and December 31, 2016, respectively.

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

On September 22, 2014, Great Basin Resource Watch and the Western Shoshone Defense Project (“Plaintiffs”) filed their notice of appeal to the U.S. Court of Appeals for the Ninth Circuit (“Ninth Circuit”) of the U.S. District Court’s dismissal.  Oral argument of the parties before the Ninth Circuit was completed on October 18, 2016.  On December 28, 2016, the Ninth Circuit issued its Opinion rejecting many of the arguments raised by the Plaintiffs challenging the Environmental Impact Statement ("EIS") completed for the Mt. Hope Project, but issuing a narrow reversal of the BLM's findings related to air quality analysis. Because of this technical deficiency, the Court vacated the ROD, and the BLM is conducting additional evaluation of air quality impacts and resulting cumulative impact analysis under the National Environmental Policy Act (“NEPA”) through a supplemental EIS to address the concerns noted by the Ninth Circuit.  The Company is confident in the BLM’s process and working closely with the agency to resolve concerns with air quality baseline studies raised by the Ninth Circuit. To resolve the issues identified by the Ninth Circuit, BLM has determined that a Supplemental Environmental Impact Statement (“SEIS”) will be prepared.  The SEIS will disclose additional information to the public related to the selection of appropriate background concentrations to use for dispersion modeling of air pollutants.  Because the SEIS must be prepared in accordance with the NEPA guidelines, the SEIS process will include three publications in the Federal Register, each of which may take several weeks to process.  The first of these publications is the Notice of Intent (“NOI”) which declares the BLM’s intent to prepare the SEIS.  The NOI was published in the Federal Register on July 19 2017.  With publication of notice announcing preparation of a SEIS, we are working with the BLM to complete the draft SEIS and participating with the necessary public review to receive a new ROD authorizing the eventual construction and operation of the Mt. Hope Project.

Environmental regulations related to reclamation require that the cost for a third party contractor to perform reclamation activities on the minesite be estimated.  In October 2015, we submitted a request to the BLM to reduce our reclamation liability to current surface disturbance.  Simultaneously, we submitted an application to NDEP-BMRR to modify the Reclamation Permit to reflect this reduced reclamation liability. On October 26, 2015, NDEP-BMRR approved the proposed permit modification, including the reduced reclamation liability amount.   On December 21, 2015, BLM approved the updated reclamation liability estimate, reducing of the reclamation liability to approximately $2.8 million.  We worked with the LLC’s reclamation surety underwriters to satisfy the reduced $2.8 million financial guarantee requirements under the approved amended PoO for the Mt. Hope Project.  As of June 30, 2017, the surety bond program is funded with a cash collateral payment of $0.3 million.

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

On November 23, 2015, the Nevada Supreme Court issued its Remittitur to the District Court for the County of Eureka for further proceedings consistent with its Opinion.  On March 14, 2016, we received the District Court’s Order vacating the 3M Plan, denying the applications and vacating the permits issued by the State Engineer.  The Company filed a Motion to Alter or Amend Judgment with the District Court, requesting the District Court amend its Order and remand the water permits and 3M Plan to the State Engineer to allow further proceedings to address the mitigation issues raised by the Nevada Supreme Court.  The District Court denied the Motion on June 1, 2016.  The State Engineer filed an appeal to the Nevada Supreme Court concerning the District Court’s interpretation of the Supreme Court’s Opinion and also argued that the District Court acted in excess of its judicial authority in violation of Nevada’s Constitution and Statutes.  The Company filed a similar appeal to the Nevada Supreme Court.  The Nevada Supreme Court conducted Oral Argument on May 1, 2017.  The parties await a decision from the Nevada Supreme Court, anticipated to be received later in 2017.

Notwithstanding the pendency of the appeal to the Nevada Supreme Court, the Company is working to reobtain its water permits with the new change applications that it filed with the State Engineer, following the Nevada Supreme Court’s September 2015 Order.  On August 23, 2016, Eureka County filed a Writ of Prohibition or Mandamus to the Nevada Supreme Court seeking the Supreme Court’s intervention to stop further action by the State Engineer while the appeal discussed above of the District Court Order remains pending.  As ordered by the Supreme Court, answers and responses to the Writ were filed by October 21, 2016.  The State Engineer has stopped any action on our applications pending an outcome of the Writ from the Supreme Court.  Along with the State Engineer, we oppose the basis for filing the Writ, and believe the State Engineer can proceed with the review of our applications notwithstanding the appeal to the Supreme Court of the District Court Order.  In the interim, we are continuing to advocate the authority of the State Engineer to act on our applications.  In hearings to be held before the State Engineer, the Company will provide additional evidence of its ability to successfully mitigate any potential impacts to water rights in Kobeh Valley that could result from the Mt. Hope Project’s new change applications for water use.

Capital & Operating Cost Estimates

The development of the Mt. Hope Project has a Project Capital Estimate of $1,312 million, which includes development costs of approximately $1,245 million and $67 million in cash financial guaranty/bonding requirements, advance royalty payments, and power pre-payment estimates.  These capital costs were updated in the third quarter of 2012, and were then escalated by approximately 3% in the third quarter of 2013, for those items not yet procured or committed to by contract.  The Mt. Hope Project has not materially changed in scope and remains currently designed at approximately 65% engineering completion, with solid scope definition.  The pricing associated with this estimate remains subject to escalation associated with equipment, construction labor and commodity price increases, and project delays, which will continue to be reviewed periodically.  The Project Capital Estimate does not include financing costs or amounts necessary to fund operating working capital and potential capital overruns, is subject to additional holding costs as financing activities for construction of the Mt. Hope Project are delayed, and may be subject to other escalation and de-escalation as contracts and purchase arrangements are finalized at then current pricing.  From October 2007 through the quarter ended June 30, 2017, the LLC spent approximately $286.9 million of the estimated $1,312 million on development of the Mt. Hope Project.

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

Equipment and Supply Procurement

Through June 30, 2017, the LLC has made deposits and/or final payments of $87.5 million on equipment orders.

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

Molybdenum Market Update

During the second quarter of 2017, the U.S. molybdenum oxide price per pound ranged from a high of $9.10 in April 2017 to a low of $7.30 in June 2017. This is compared with the 52-week range of a low of $6.60 per pound at year-end 2016 and the recent high of $9.10 in April.

From the beginning of 2017 to April 2017, molybdenum prices rose on stronger demand for stainless steel in China and higher global steel demand, according to Roskill, a metals and minerals research firm, based in the United Kingdom. Molybdenum demand in China and globally had softened by June 2017.

Roskill anticipates higher molybdenum prices as demand for molybdenum from the stainless steel industry to rebound in late 2017, continuing into 2018 with expected tight molybdenum supply. Roskill projects that stainless steel production will grow by 2.9% in 2017.

During 2016, the molybdenum market saw a slow recovery from 2015 with a range of between $5.20 and $8.10 per pound. Led by China, stainless steel production worldwide increased by 10.2% to 45.8 million tonnes in 2016 over 2015, according to the International Stainless Steel Forum.

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

Liquidity, Capital Resources and Capital Requirements

For the period from December 31, 2016 to June 30, 2017

Our total consolidated cash balance at June 30, 2017 was $5.3 million compared to $8.5 million at December 31, 2016, representing a decrease of $3.2 million due to a variety of cash inflows and outflows.  Outflows included $0.9 million in development costs for the Mt. Hope Project, $0.1 million at the Liberty Project and $4.2 million in general and administrative costs, offset by an inflow of funds released from the reserve account of $2.0 million.  The majority of funds expended were used to advance the Mt. Hope Project.

The $36.0 million reserve account established in December of 2012, at the direction of the LLC management committee, was payable to Nevada Moly upon release, at which time the funds would have become available for use by the Company.  Effective January 1, 2015, Nevada Moly and POS-Minerals signed an amendment to the LLC agreement under which $36.0 million owed to Nevada Moly and held by the LLC in the reserve account will be released over the next few years, but only for the mutual benefit of both members related to jointly approved Mt. Hope Project expenses as discussed above.  The balance of the reserve account at June 30, 2017 was $11.0 million, compared to $13.0 million at December 31, 2016.

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

As discussed in Note 1 above, on August 7, 2017, the Company and AMER entered into  Amendment No. 2 to the Investment and Securities Purchase Agreement setting the closing date for Tranche 2 on September 30, 2017 and removing the provision that makes the receipt of the second tranche contingent on the Nevada State Engineer restoring permits for the Mt. Hope Project’s water permits and for the price of molybdenum to average in excess of $8/lb for a 30 consecutive calendar day period.  When Tranche 2 closes, it will provide a $6.0 million cash inflow to the Company on September 30, 2017, of which $5.5 million will be available for general corporate purposes and $0.5 million will be placed in the expense resimbursement account, discussed in Note 1.  Based on our current operating forecast, and the combination of the liquidity provided by Amendment No. 2 and our current cash on hand, the Company expects to be able to fund its operations and meet its financial obligations through for a period of at least two years from the issuance date of these financial statements.  However, there can be no assurance that the Company will be successful in achieving its forecast.  Additionally, is no assurance that the Company will be successful in the financing required to complete the Mt. Hope Project, or in raising additional financing in the future on terms acceptable to the Company, or at all.

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

On April 12, 2017, the Company filed a new Registration Statement on Form S-3, as the prior Registration Statement had expired in January, 2017.  With the Form S-3 Registration Statement, the Company filed a Prospectus announcing that the Company entered into an At the Market Offering Agreement, with Rodman & Renshaw, a unit of H.C. Wainwright & Co., LLC, relating to the potential offer and sales of shares from time to time in an “at-the-market” equity offering as needed to maintain liquidity.   The Registration Statement was declared effective by the SEC on April 26, 2017.

With our ongoing cash conservation plan, our current Corporate and Liberty related cash requirements have declined to approximately $1.5 million per quarter, while all Mt. Hope Project related funding is payable out of the $36.0 million reserve account, the balance of which was $11.0 million and $13.0 million at June 30, 2017 and December 31, 2016, respectively.  Accordingly, based on our current cash on hand and our ongoing cash conservation plan, the Company expects it will have adequate liquidity to fund our working capital needs into the second quarter of 2019.  As discussed in Note 4 below, we are working with the Nevada Department of Environmental Protection (“NDEP”) on an updated closure plan for the Liberty Project that may require additional cash outlays this year and in 2018.  Additional potential funding sources include public or private equity offerings, including closing of tranche 3 with respect to the remaining $10.0 million investment from AMER described in Note 1 to the consolidated financial statements, or sale of other assets owned by the Company.  There is no assurance that the Company will be successful in securing additional funding.  This could result in further cost reductions, contract cancellations, and potential delays which ultimately may jeopardize the development of the Mt. Hope Project.

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

Total assets as of June 30, 2017 decreased to $333.2 million compared to $337.3 million as of December 31, 2016 primarily due to general and administrative expenses.

Other Capital Requirements

We also require additional capital to maintain our mining claims and other rights related to the Liberty Project, as well as continue payment of ongoing general and administrative costs associated with supporting our planned operations.

Results of Operations

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

For the three months ended June 30, 2017, we had a consolidated net loss of $1.9 million compared with a net loss of $1.9 million in the same period for 2016.

For the three months ended June 30, 2017 and 2016, exploration and evaluation expenses were $0.1 million and $0.1 million, primarily related to ongoing care and maintenance.

For the three months ended June 30, 2017 and 2016, general and administrative expenses were $1.6 million and $1.5 million, respectively.  Approximately $0.3 million of the spending in 2017 was associated with due diligence efforts assessing value-accretive acquisition opportunities in base metal projects jointly with our long-term strategic partner AMER.

Interest expense for the three months ended June 30, 2017 and 2016 was $0.2 million and $0.3 million, respectively, due primarily to a smaller non-cash mark to market adjustment related to the Convertible Notes in 2017 than 2016.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

For the six months ended June 30, 2017, we had a consolidated net loss of $3.9 million compared with a net loss of $4.1 million in the same period for 2016.

For the six months ended June 30, 2017 and 2016, exploration and evaluation expenses were $0.3 million and $0.7 million, respectively due to leach pad maintenance and repair performed at our Liberty property in early 2016 as well as ongoing care and maintenance.

For the six months ended June 30, 2017 and 2016, general and administrative expenses were $3.1 million and $2.9 million, respectively.  Approximately $0.3 million of the spend in 2017 was associated with due diligence efforts assessing value-accretive acquisition opportunities in base metal projects jointly with our long-term strategic partner AMER.

Interest expense for the six months ended June 30, 2017 and 2016 was $0.5 million and $0.5 million, respectively.

Contractual Obligations

Through June 30, 2017, the LLC has made deposits and/or final payments of $87.5 million on equipment orders.  See “—Overview—Equipment and Supply Procurement” above.  Of these deposits, $70.4 million relate to fully fabricated items, primarily milling equipment, for which the LLC has additional contractual commitments of $2.2.  The remaining $17.1 million reflects both partially fabricated milling equipment, and non-refundable deposits on mining equipment.  As discussed in Note 12 to the consolidated financial statements contained elsewhere in this report, the mining equipment agreements remain cancellable with no further liability to the LLC. The underlying value and recoverability of these deposits and our mining properties in our consolidated balance sheets are dependent on the LLC’s ability to fund development activities that would lead to profitable production and positive cash flow from operations, or proceeds from the disposition of these assets. There can be no assurance that the LLC will be successful in obtaining project financing, in generating future profitable operations, disposing of these assets or the Company securing additional funding in the future on terms acceptable to us or at all.  Our consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded assets or liabilities.

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

Obligations under capital and operating leases

We have contractual operating leases that will require a total of $39,000 in payments over the next three years.  Operating leases consist primarily of rents on office facilities and office equipment.  Our expected payments are $39,000, nil, and nil for the years ended December 31, 2017, 2018, and 2019, respectively.

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

The Trust may be funded by the LLC over several years based on the achievement of certain milestones, which are considered to be probable, and as such $4.0 million is accrued in the Company’s June 30, 2017, financial statements and is included in mining properties, land, and water rights.

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

Interest Rate Risk

As of June 30, 2017, we had a balance of cash and cash equivalents of $5.3 million and restricted cash of $12.9 million.  Interest rates on short term, highly liquid investments have not changed materially since December 31, 2010, and continue to be 1% or less on an annualized basis

ITEM 4.CONTROLS AND PROCEDURES

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

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) published an updated Internal Control — Integrated Framework (2013) and related illustrative documents.  The Company adopted the new framework in 2014.

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

On November 23, 2015, the Nevada Supreme Court issued its Remittitur to the District Court for the County of Eureka for further proceedings consistent with its Opinion.  On March 14, 2016, we received the District Court’s Order vacating the 3M Plan, denying the applications and vacating the permits issued by the State Engineer.  The Company filed a Motion to Alter or Amend Judgment with the District Court, requesting the District Court amend its Order and remand the water permits and 3M Plan to the State Engineer to allow further proceedings to address the mitigation issues raised by the Nevada Supreme Court.  The District Court denied the Motion on June 1, 2016.  The State Engineer filed an appeal to the Nevada Supreme Court concerning the District Court’s interpretation of the Supreme Court’s Opinion and also argued that the District Court acted in excess of its judicial authority in violation of Nevada’s Constitution and Statutes.  The Company filed a similar appeal to the Nevada Supreme Court.  The Nevada Supreme Court conducted Oral Argument on May 1, 2017.  The parties await a decision from the Nevada Supreme Court, anticipated to be received later in 2017.

Notwithstanding the pendency of the appeal to the Nevada Supreme Court, the Company is working to reobtain its water permits with the new change applications that it filed with the State Engineer, following the Nevada Supreme Court’s September 2015 Order.  On August 23, 2016, Eureka County filed a Writ of Prohibition or Mandamus to the Nevada Supreme Court seeking the Supreme Court’s intervention to stop further action by the State Engineer while the appeal discussed above of the District Court Order remains pending.  As ordered by the Supreme Court, answers and responses to the Writ were filed by October 21, 2016.  The State Engineer has stopped any action on our applications pending an outcome of the Writ from the Supreme Court.  Along with the State Engineer, we oppose the basis for filing the Writ, and believe the State Engineer can proceed with the review of our applications notwithstanding the appeal to the Supreme Court of the District Court Order.  In the interim, we are continuing to advocate the authority of the State Engineer to act on our applications.  In hearings to be held before the State Engineer, the Company will provide additional evidence of its ability to successfully mitigate any potential impacts to water rights in Kobeh Valley that could result from the Mt. Hope Project’s new change applications for water use.

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

Thereafter, on September 22, 2014, the Plaintiffs filed their notice of appeal to the U.S. Court of Appeals for the Ninth Circuit (“Ninth Circuit”) of the U.S. District Court’s dismissal.  Oral argument of the parties before the Ninth Circuit was completed on October 18, 2016.  On December 28, 2016, the Ninth Circuit issued its Opinion rejecting many of the arguments raised by the Plaintiffs challenging the Environmental Impact Statement ("EIS") completed for the Mt. Hope Project, but issuing a narrow reversal of the BLM's findings related to air quality analysis. Because of this technical deficiency, the Court vacated the ROD, and the BLM is conducting additional evaluation of air quality impacts and resulting cumulative impact analysis under the National Environmental Policy Act (“NEPA”) through a supplemental EIS to address the concerns noted by the Ninth Circuit.  The Company is confident in the BLM’s process and working closely with the agency to resolve concerns with air quality baseline studies raised by the Ninth Circuit. To resolve the issues identified by the Ninth Circuit, BLM has determined that a Supplemental Environmental Impact Statement (“SEIS”) will be prepared.  The SEIS will disclose additional information to the public related to the selection of appropriate background concentrations to use for dispersion modeling of air pollutants.  Because the SEIS must be prepared in accordance with the NEPA guidelines, the SEIS process will include three publications in the Federal Register, each of which may take several weeks to process.  The first of these publications is the Notice of Intent (“NOI”) which declares the BLM’s intent to prepare the SEIS.  The NOI was published in the Federal Register on July 19 2017.  With publication of notice announcing preparation of a SEIS, we are working with the BLM to complete the draft SEIS and participating with the necessary public review to receive a new ROD authorizing the eventual construction and operation of the Mt. Hope Project.

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

•	POS-Minerals’ right under the LLC Agreement to approve certain major decisions regarding the Mt. Hope Project could impair our ability to quickly adapt to changing market conditions;
•	risks related to the failure of POS-Minerals to make ongoing cash contributions to the LLC pursuant to the LLC Agreement;
•	maintaining effectiveness of current molybdenum supply agreements;
•	completing and financially supporting required closure obligations from the Nevada Depatment of Environmental Quality at the Liberty Project
•	fluctuations in the market price of, and demand for, molybdenum, copper and other metals;
•

we may be unsuccessful in obtaining financing to support the evaluation and potential bid for other base metal opportunities, that may include outright acquisitions, privatizations, or significant minority interest investments;

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
10.1

At the Market Offering Agreement, dated April 12, 2017, by and between the Company and Rodman & Renshaw, a unit of H.C. Wainwright & Co., LLC (Filed as Exhibit 1.2 to our Registration Statement on Form S-3 filed on April 12, 2017)

10.2

First Amendment to Warrant by and between General Moly, Inc. and Amer International Group Co. Ltd. dated April 17, 2017 (Filed as Exhibit 10.2 to our Current Report on Form 8-K filed on April 18, 2017)

10.3	Second Amendment to Warrant by and between General Moly, Inc. and Amer International Group Co. Ltd. dated June 16, 2017 (Filed as Exhibit 10.3 to our Current Report on Form 8-K filed on June 20, 2017)
10.4	Employment Agreement, dated as of May 12, 2017, between the Company and Amanda J. Corrion (filed herewith).
31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
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

Dated: August 14, 2017

GENERAL MOLY, INC.

By:	/s/ Amanda J. Corrion
Amanda J. Corrion
Controller and Principal Accounting Officer