Form 10-Q
period 2017-09-30
General Moly, Inc
filed 2017-11-06
CIK 1275229

un

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

The number of shares outstanding of issuer’s common stock as of November 3, 2017, was 125,802,023.

PART I - FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

GENERAL MOLY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share amounts)

	September 30,	December 31,
	2017	2016
	(unaudited)
ASSETS:
CURRENT ASSETS
Cash and cash equivalents	$3,377	$8,470
Deposits, prepaid expenses and other current assets	7	89
Total Current Assets	3,384	8,559
Mining properties, land and water rights	225,112	223,286
Deposits on project property, plant and equipment	87,856	87,244
Restricted cash held at EMLLC	11,046	13,025
Restricted cash held for loan procurement	463	1,175
Restricted cash held for reclamation bonds	811	782
Non-mining property and equipment, net	114	221
Other assets	3,094	2,994
TOTAL ASSETS	$331,880	$337,286
LIABILITIES, CRNCI, AND EQUITY:
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,325	$855
Accrued advance royalties	500	500
Current portion of long term debt	42	165
Total Current Liabilities	1,867	1,520
Provision for post closure reclamation and remediation costs	1,678	1,587
Accrued advance royalties	5,200	5,200
Accrued payments to Agricultural Sustainability Trust	4,000	4,000
Long term debt, net of current portion	1,340	1,340
Senior Convertible Promissory Notes	5,705	5,540
Return of Contributions Payable to POS-Minerals	33,641	33,641
Other accrued liabilities	2,125	2,125
Total Liabilities	55,556	54,953

COMMITMENTS AND CONTINGENCIES - NOTE 12

CONTINGENTLY REDEEMABLE NONCONTROLLING INTEREST ("CRNCI")	172,638	172,659

EQUITY
Common stock, $0.001 par value; 650,000,000 and 650,000,000 shares authorized, respectively, 111,167,877 and 110,611,287 shares issued and outstanding, respectively	111	111
Additional paid-in capital	281,939	281,900
Accumulated deficit during exploration and development stage	(178,364)	(172,337)
Total Equity	103,686	109,674
TOTAL LIABILITIES, CRNCI, AND EQUITY	$331,880	$337,286

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOLY, INC. (“GMI”)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited — In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016
REVENUES	$—	$—	$—	$—

OPERATING EXPENSES:
Exploration and evaluation	302	235	576	899
General and administrative expense	1,660	1,589	4,753	4,497
TOTAL OPERATING EXPENSES	1,962	1,824	5,329	5,396

LOSS FROM OPERATIONS	(1,962)	(1,824)	(5,329)	(5,396)

OTHER INCOME/(EXPENSE):
Interest expense	(205)	(266)	(719)	(765)
TOTAL OTHER (EXPENSE)/INCOME, NET	(205)	(266)	(719)	(765)

LOSS BEFORE INCOME TAXES	(2,167)	(2,090)	(6,048)	(6,161)

Income Taxes	—	—	—	—

CONSOLIDATED NET LOSS	$(2,167)	$(2,090)	$(6,048)	$(6,161)
Less: Net loss attributable to CRNCI	6	4	21	12
NET LOSS ATTRIBUTABLE TO GMI	$(2,161)	$(2,086)	$(6,027)	$(6,149)
Basic and diluted net loss attributable to GMI per share of common stock	$(0.02)	$(0.02)	$(0.05)	$(0.06)
Weighted average number of shares outstanding — basic and diluted	111,168	110,568	111,141	110,498

COMPREHENSIVE LOSS	$(2,161)	$(2,086)	$(6,027)	$(6,149)

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOLY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited — In thousands)

	Nine Months Ended
	September 30,	September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated Net loss	$(6,048)	$(6,161)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	200	184
Non-cash interest expense	165	213
Income realized on lease of water rights	(12)	—
Stock-based compensation for employees and directors	65	291
Decrease in deposits, prepaid expenses and other	82	141
Increase(decrease) in accounts payable and accrued liabilities	(156)	(1,341)
Increase(decrease) in post closure reclamation and remediation costs	11	(106)
Net cash used by operating activities	(5,693)	(6,779)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase and development of mining properties, land and water rights	(1,805)	(1,186)
Deposits on property, plant and equipment	(74)	(1,346)
Decrease in restricted cash	2,662	8,294
Net cash used by investing activities	783	5,762

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock proceeds, net of issuance costs	(60)	(57)
Cash contributions returned to POS-Minerals	—	(828)
Repayment of Long-Term Debt	(123)	(115)
Net cash used by financing activities:	(183)	(1,000)
Net (decrease) in cash and cash equivalents	(5,093)	(2,017)
Cash and cash equivalents, beginning of period	8,470	13,047
Cash and cash equivalents, end of period	$3,377	$11,030

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Equity compensation capitalized as development	$34	$27
Accrued portion of advance royalties	—	500
Noncash change in deposits on property, plant and equipment	538	142

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

The Company conducted exploration and evaluation activities from January 1, 2002 until October 4, 2007, when our Board of Directors (“Board”) approved the development of the Mt. Hope molybdenum property (“Mt. Hope Project”) in Eureka County, Nevada.  The Company is continuing its efforts to both obtain financing for and develop the Mt. Hope Project.  However, the combination of depressed molybdenum prices and challenges to our permits, including water rights, that have further delayed ongoing development at the Mt. Hope Project.  We also continue to evaluate our Liberty molybdenum and copper property (“Liberty Project”) in Nye County, Nevada and other potential opportunities, ranging from acquisitions, privatizations, or significant minority interest investments, as described below, with AMER International Group.

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

The original Return of Contributions amount due to POS-Minerals is reduced, dollar for dollar, by the amount of capital contributions for equipment payments required from POS-Minerals under approved budgets of the LLC, as discussed further below.  During the period January 1, 2015 to September 30, 2017, this amount was reduced by $2.4 million, consisting of 20% of an $8.4 million principal payment made on milling equipment in March 2015, a $2.2 million principal payment made on electrical transformers in April 2015, and a $1.2 million principal payment  made on milling equipment in April 2016, such that the remaining amount due to POS-Minerals is $33.6 million.  If Nevada Moly does not fund its additional capital contribution in order for the LLC to make the required Return of Contributions to POS-Minerals set forth above, POS-Minerals has an election to either make a secured loan to the LLC to fund the Return of Contributions, or receive an additional interest in the LLC estimated to be

5%.  In the latter case, Nevada Moly’s interest in the LLC is subject to dilution by a percentage equal to the ratio of 1.5 times the amount of the unpaid Return of Contributions over the aggregate amount of deemed capital contributions (as determined under the LLC Agreement) of both parties to the LLC (“Dilution Formula”).  At September 30, 2017, the aggregate amount of deemed capital contributions of both parties was $1,083.9 million.

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

Effective January 1, 2015,  Nevada Moly and POS-Minerals signed an amendment to the LLC Agreement under which a separate $36.0 million belonging to Nevada Moly, held by the LLC in a reserve account established in December 2012, is being released for the mutual benefit of both members related to the jointly approved Mt. Hope Project expenses through 2021.  In January 2015, the reserve account funded a reimbursement of contributions made by the members during the fourth quarter of 2014, inclusive of $0.7 million to POS-Minerals and $2.7 million to Nevada Moly.  The funds are now being used to pay ongoing expenses of the LLC until the Company obtains full financing for its portion of the Mt. Hope Project construction cost, or until the reserve account is exhausted.  Any remaining funds after financing is obtained will be returned to the Company.  The balance of the reserve account was $11.0 million and $13.0 million at September 30, 2017 and December 31, 2016, respectively.

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

On November 2, 2015, the Company and AMER entered into an amendment to the AMER Investment Agreement, utilizing a three-tranche investment.  The first tranche of the amended AMER Investment Agreement closed on November 24, 2015 for a $4.0 million private placement representing 13.3 million shares, priced at $0.30 per share, and warrants (the “AMER Warrants”) to purchase 80.0 million shares of common stock at $0.50 per share, which will become exercisable upon availability of an approximately $700.0 million senior secured loan (“Bank Loan”). The funds received from the $4.0 million private placement were divided evenly between general corporate purposes and an expense reimbursement account available to both AMER and the Company to cover anticipated Mt. Hope financing costs and other jointly sourced business development opportunities. In addition, AMER and General Moly entered into a Stockholder Agreement allowing AMER to nominate a director to the General Moly Board of Directors, and additional directors following the close of Tranche 3, discussed below, and drawdown of the Bank Loan.  The Stockholder Agreement also governs amer’s acquisition and transfer of General Moly shares.  Prior to closing, the parties agreed to eliminate certain conditions to closing.  Following the closing, AMER nominated Tong Zhang to serve as a director of the Company, and he was appointed to the Board of Directors on December 3, 2015.

On August 7, 2017, the Company and AMER entered into a second amendment to the Investment and Securities Purchase Agreement, under which the second tranche of AMER’s investment was to close no later than September 30, 2017 and would include a $6.0 million private placement representing 14.6 million shares, priced at $0.41 per share.  A third amendment was entered into on September 30, 2017, extending the date of closure to October 16, 2017, due to unanticipated process issues.

On October 16, 2017, the Company and AMER announced the closure of the second tranche of the parties’ three-tranche financing agreement.  At the close of Tranche 2, General Moly issued 14,634,146 shares to AMER, priced at the volume weighted average price (“VWAP”) for the 30-day period ending August 7, 2017 (the date of the parties’ Amendment No. 2 to the Investment and Securities Purchase Agreement) of $0.41 per share for a private placement of $6.0 million by AMER.  The equity sale proceeds of $5.5 million are available for general corporate purposes, while $0.5 million is held in the loan procurement account to cover costs related to the Mt. Hope Project financing and other jointly sourced business development opportunities.

The third tranche of the amended AMER Investment Agreement will include a $10.0 million private placement representing 20.0 million shares, priced at $0.50 per share.  Completion of the third tranche is conditioned upon the earlier of the reissuance of water permits for the Mt. Hope Project or completion of a joint business opportunity involving use of 10.0 million shares of General Moly stock.  After the third tranche of the agreement is completed, AMER will be entitled to nominate a second director to General Moly’s Board of Directors.

The further amended AMER Investment Agreement reaffirms continuation of the strategic partnership formed between the Company and AMER to assist in obtaining full financing for the Mt. Hope Project.  The issuance of shares in connection with the third tranche of the AMER Investment Agreement may be subject to General Moly stockholder approval.

In addition to the AMER Investment Agreement discussed above, the Company and AMER are jointly evaluating other potential opportunities, ranging from outright acquisitions, privatizations, or significant minority interest investments.  The current focus is on base metal prospects, where the Company would benefit from management fees, equity interests, or the acquisition of both core and non-core assets.  From commencement of the AMER Investment Agreement in 2015 to September 30, 2017, the Company and AMER have spent approximately $1.6 million from the expense reimbursement account described above in connection with such evaluations.

Term Loan

AMER has agreed to work cooperatively with the Company upon the return of improved molybdenum prices to procure and support a senior secured term loan (“Bank Loan”) of approximately $700 million from a major Chinese bank or banks for development of the Mt. Hope Project, and to provide a guarantee for the Bank Loan.

When documentation is complete and drawdown of the approximately $700 million Bank Loan becomes available, pursuant to the amended warrant agreement described below, the AMER Warrant will become exercisable at $0.50. After drawdown of the Bank Loan, AMER will also be entitled to nominate a third Director to General Moly’s Board of Directors. All conditions under the warrant agreement were originally required to be completed no later than April 17, 2017 in order for the AMER Warrant to vest and become exercisable.  As the Bank Loan was not available on this date, on April 17, 2017, and again subsequently on June 16, 2017, July 16, 2017, and August 7, 2017, the Company and AMER entered into the First Amendment, Second Amendment, Third Amendment, and Fourth Amendment (the “Warrant Amendments”) to the AMER Warrant.  With the Fourth Amendment, the Company and AMER agreed to extend the deadline for satisfaction of all conditions to vesting of the AMER Warrant to the third anniversary of the issuance of the ROD for the Mt. Hope Project, discussed below in Note 12, Permitting Considerations.

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

Although hampered by the slowly recovering low molybdenum prices, the Company continues its efforts to obtain full financing of the Mt. Hope Project. As evidenced with the recent Tranche 2 close under the amended AMER Investment Agreement, AMER continues its support and agreement to work with the Company to procure a Bank Loan of approximately $700 million from a major Chinese bank or banks for the development of the Mt. Hope Project, and to provide a guarantee for the Bank Loan.  As discussed in Note 1, on November 30, 2015, the Company announced the receipt of funds to successfully close the first tranche of the amended Investment Agreement, resulting in a $4 million cash inflow to the Company.  Additionally, as discussed in Note 1 above, on September 30, 2017, the Company and AMER entered into Amendment No. 3 to the Investment and Securities Purchase Agreement setting the closing date for Tranche 2 on October 16, 2017.

On October 16, 2017, the Company and AMER announced the closure of the second tranche of the parties’ three-tranche financing agreement, resulting in a $6.0 million cash inflow to the Company.  The equity sale proceeds of $5.5 million are available for general corporate purposes, while $0.5 million will be held in the loan procurement account to cover costs related to the Mt. Hope Project financing and other jointly sourced business development opportunities. Based on our current operating forecast, and the combination of the liquidity provided by the closure of Tranche 2 under the AMER Investment Agreement and our current cash on hand, the Company expects to be able to fund its operations and meet its financial obligations into the second quarter of 2019.  However, there can be no assurance that the Company will be successful in achieving its forecast.

Additionally, there is no assurance that the Company will be successful in the financing required to complete the Mt. Hope Project, or in raising additional financing in the future on terms acceptable to the Company, or at all.

We continue to work with our long-lead vendors to manage the timing of contractual payments for milling equipment.  The following table sets forth the LLC’s remaining cash commitments under these equipment contracts (collectively, “Purchase Contracts”) at September 30, 2017 (in millions):

As of
September 30,
Year	2017 *
2017	$0.4
2018	—
2019	1.4
2020	0.4
Total	$2.2

*All amounts are commitments of the LLC, and as a result of the agreement between Nevada Moly and POS-Minerals are to be funded by the reserve account, now $11.0 million as discussed above in Note 1, until such time that the Company obtains financing for its portion of construction costs at the Mt. Hope Project or until the reserve account balance is exhausted, and thereafter are to be funded 80% by Nevada Moly and 20% by POS-Minerals.  POS-Minerals remains obligated to make capital contributions for its 20% portion of equipment payments required by approved budgets of the LLC, and such amounts contributed by the reserve account on behalf of POS-Minerals will reduce, dollar for dollar, the amount of capital contributions that the LLC is required to return to POS-Minerals, as described in Note 1.

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

Through September 30, 2017, the LLC has made deposits and/or final payments of $87.9 million on equipment orders.  Of these deposits, $70.4 million relate to fully fabricated items, primarily milling equipment, for which the LLC has additional contractual commitments of $2.2 million noted in the table above.  The remaining $17.5 million reflects both partially fabricated milling equipment, and non-refundable deposits on mining equipment.  As discussed in Note 12, the mining equipment agreements remain cancellable with no further liability to the LLC.  The underlying value and recoverability of these deposits and our mining properties in our consolidated balance sheets are dependent on the LLC’s ability to fund development activities that would lead to profitable production and positive cash flow from operations, or proceeds from the sale of these assets. There can be no assurance that the LLC will be successful in generating future profitable operations, selling these assets or that the Company will secure additional funding in the future on terms acceptable to us or at all.  Our consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded assets or liabilities.

With our ongoing cash conservation plan, our current Corporate and Liberty related cash requirements have declined to approximately $1.5 million per quarter, while all Mt. Hope Project related funding is payable out of the reserve account, the balance of which was $11.0 million and $13.0 million at September 30, 2017 and December 31, 2016, respectively.  Accordingly, based on our current cash on hand following the close of Tranche 2 of the AMER Investment Agreement, discussed above, and our ongoing cash conservation plan, the Company expects it will have adequate liquidity to fund its working capital needs into the second quarter of 2019.  As discussed in Note 4 below, we are working with the Nevada Department of Environmental Protection (“NDEP”) on an updated closure plan for the Liberty Project that may require additional cash outlays this year and in 2018.  Additional potential funding sources include public or private equity offerings, including closing Tranche 3 with respect to the remaining $10.0 million investment from AMER described in Note 1, or sale of other assets owned by the Company.  There is no assurance that the Company will be successful in securing additional funding.  This could result in further cost reductions, contract cancellations, and potential delays which ultimately may jeopardize the development of the Mt. Hope Project.

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

Accounting Method

Our financial statements are prepared using the accrual basis of accounting in accordance with GAAP.  With the exception of the LLC, all of our subsidiaries are wholly owned.  In February 2008, we entered into the LLC Agreement, which established our ownership interest in the LLC at 80%.  The consolidated financial statements include all of our wholly owned subsidiaries and the LLC.  The POS-Minerals contributions attributable to their 20% interest are shown as Contingently Redeemable Noncontrolling Interest on the Consolidated Balance Sheet.  The net loss attributable to contingently redeemable noncontrolling interest is reflected separately on the Consolidated Statement of Operations and reduces the Contingently Redeemable Noncontrolling Interest on the Consolidated Balance Sheet.  Net losses of the LLC are attributable to the members of the LLC based on their respective ownership percentages in the LLC.  During 2017, the LLC had a $84,000 loss primarily associated with accretion of its reclamation obligations, of which $21,000 was attributed to the Contingently Redeemable Noncontrolling Interest.

Contingently Redeemable Noncontrolling Interest (“CRNCI”)

Under GAAP, certain noncontrolling interests in consolidated entities meet the definition of mandatorily redeemable financial instruments if the ability to redeem the interest is outside of the control of the consolidating entity.  As described in Note 1 — “Description of Business”, the LLC Agreement permits POS-Minerals the option to put its interest in the LLC to Nevada Moly upon a change of control, as defined in the LLC Agreement, followed by a failure by us or our successor company to use standard mining industry practice in connection with the development and operation of the Mt. Hope Project as contemplated by the parties for a period of 12 consecutive months.  As such, the CRNCI has continued to be shown as a separate caption between liabilities and equity.  The carrying value of the CRNCI has historically included the $36.0 million Return of Contributions, now $33.6 million, that will be returned to POS-Minerals in 2020, unless further extended by the members of the LLC as discussed above.  The expected Return of Contributions to POS-Minerals was carried at redemption value as we believed redemption of this amount was probable.  Effective January 1, 2015, Nevada Moly and POS-Minerals agreed that the Return of Contributions will be payable to POS-Minerals on December 31, 2020, unless further extended by the members of the LLC as discussed above.  As a result, we have reclassified the Return of Contributions payable to POS-Minerals from CRNCI to a non-current liability at redemption value, and subsequently reduced it by a cumulative amount of $2.4 million, consisting of 20% of an $8.4 million principal payment made on milling equipment in March 2015 and a $2.2 million principal payment made on electrical transformers in April 2015, and a $1.2 million principal payment made on milling equipment in April 2016, such that the remaining amount due to POS-Minerals is $33.6 million.

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

Asset Impairments

We evaluate the carrying value of long-lived assets to be held and used, using a fair-value based approach when events and circumstances indicate that the related carrying amount of our assets may not be recoverable.  Significant declines in the overall economic environment, molybdenum and copper prices may be considered as impairment indicators for the purposes of these impairment assessments.  Additinally, failure to secure our mining permits, including our water rights, or revocation of our permits may be considered as impairment indicators for the purpses of these impairment assessments.  In accordance with U.S. GAAP, the carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flows from such asset is less than its carrying value.  In that event, an impairment charge will be recorded in our Consolidated Statement of Operations and Comprehensive Loss based on the difference between book value and the estimated fair value of the asset computed using discounted future cash flows, or the application of an expected fair value technique in the absence of an observable market price.  Future cash flows include estimates of recoverable quantities to be produced from estimated proven and probable mineral reserves, commodity prices (considering current and historical prices, price trends and related factors), production quantities and capital expenditures, all based on life-of-mine plans and projections.  In estimating future cash flows, assets are grouped at the lowest level for which identifiable cash flows exist that are largely independent of cash flows from other asset groups.  Generally, in estimating future cash flows, all assets are grouped at a particular mine for which there are identifiable cash flows.  While at September 30, 2017, we have not identified any impairment triggering events that would indicate any of our long-lived assets are impaired, there can be no assurance that there will not be asset impairments if commodity prices experience a sustained decline and/or if there are significant downward adjustments to estimates of recoverable quantities to be produced from proven and probable mineral reserves or production quantities, and/or upward adjustments to estimated operating costs and capital expenditures, all based on life-of-mine plans and projections.

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

Basic and Diluted Net Loss Per Share

Net loss per share was computed by dividing the net loss attributable to the Company by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Outstanding awards as of September 30, 2017 and December 31, 2016, respectively, were as follows:

	September 30, 2017	December 31, 2016
Warrants	89,535,000	89,535,000
Shares Issued upon conversion of Senior Notes	5,910,000	5,910,000
Unvested Stock Awards	1,735,553	1,105,435
Stock Appreciation Rights	1,015,230	1,269,101

These awards were not included in the computation of diluted loss per share for the three and nine months ended September 30, 2017 and 2016, respectively, because to do so would have been anti-dilutive.  Therefore, basic loss per share is the same as diluted loss per share.

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

The Convertible Notes bear interest at a rate of 10.0% per annum, payable in cash quarterly in arrears on each March 31, June 30, September 30, and December 31. The Convertible Notes are convertible at any time in an amount equal to 80% of the greater of (i) the average volume weighted average price (“VWAP”) for the 30 Business Day period ending on the Business Day prior to the date of the conversion, or (ii) the average VWAP for the 30 Business Day period ending on the original issuance date of the Convertible Notes.  Each Convertible Note will convert into a maximum of 100 shares per note, resulting in the issuance of up to 8,535,000 shares. General Moly’s named executive officers and board of directors who participated in the offering are restricted from converting at a price less than $0.32, the most recent closing price at the time that the Convertible Notes were issued. The Convertible Notes are mandatorily redeemable at par plus the present value of remaining coupons upon (i) the availability of cash from a financing for the Mt. Hope Project or (ii) any other debt financing by the Company. In addition, 50% of any proceeds from the sale of assets cumulatively exceeding $250,000 will be used to prepay the Convertible Notes at par plus the present value of remaining coupons. The Company has the right to redeem the Convertible Notes at any time at par plus the present value of remaining coupons. The Private Placement was negotiated by independent members of General Moly’s board of directors, none of whom participated in the transaction.  As of September 30, 2017, an aggregate of $2.6 million of Convertible Notes had been converted into 2,625,000 shares of common stock and $1.3 million of non-convertible Senior Promissory Notes, resulting in a $0.2 million annual reduction in interest payments made by the Company in the servicing of the Convertible Notes, as further discussed in Note 6 below.

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

Recently Issued Accounting Pronouncements

Revenue from Contracts with Customers (Topic 606)

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), subsequently followed by ASU 2015-14, Deferral of the Effective Date, 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross Versus Net), 2016-10, Identifiying Performance Obligations and Licensing, and 2016-12, Narrow-Scope Imrovement and Practical Expedients.   The new guidance aims to establish principles to report useful information to users of financial statements about the nature, amount, timing, and uncertainty of revenue from contracts with customers.  The amendments are effective for reporting periods beginning after December 31, 2017.  The Company is currently reviewing the standard and does not anticipate a material impact on its financial statements.

Leases (Topic 842)

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842).  The update provides a comprehensive update to the lease accounting topic in the Codification intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  The amendments in ASU 2016.02 include a revised definition of a lease as well as certain scope exceptions.  The changes primarily impact lessee accounting, while lessor accounting is largely unchanged from previous GAAP.  The amendments in ASU 2016-02 are effective for public entities for annual reporting periods beginning after December 15, 2018, and for interim periods within that reporting period.  Early application is permitted.  The Company is currently reviewing the standard to determine any impact on the financial statements.

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

Statement of Cash Flows (Topic 230):  Restricted Cash

In November 2016, the FASB issued ASU 2016-18 Statement of Cash Flows (Topic 230):  Restricted Cash.  The update requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents.  Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.  The Company is currently reviewing the standard and anticipates updates to certain disclosures related to restricted cash as a result of implementation.

Compensation – Stock Compensation (Topic 718):  Scope of Modification Accounting

In May 2017, the FASB issued ASU 2017-09 Compensation – Stock Compensation (Topic 718):  Scope of Modification Accounting.  The update clarifies when an entity is required to use modification upon a change in the terms or conditions of a share-based payment award and is effective for annual periods beginning after December 15, 2017.  The Company is currently reviewing the standard and does not anticipate a material impact on its financial statements.

NOTE 4 — MINING PROPERTIES, LAND AND WATER RIGHTS

We currently have interests in two mining properties that are the primary focus of our development, the Mt. Hope Project and the Liberty Project.  We also have certain other, non-core, mining properties that are being evaluated for future development or sale.

The Mt. Hope Project.  We are currently in the process of developing the Mt. Hope Project. In January 2014, the Company published an updated Technical Report on the Mt. Hope Project using Canadian Instrument NI 43-101 guidelines, which provided data on the viability and expected economics of the project.   In early 2017, in accordance with Industry Guide 7, we updated the Mt. Hope proven and probable mineral reserves and updated the reserve and resource estimates using an $8.40/lb molybdenum (“Mo”) three-year backward average price.

Liberty Project.  We are currently continuing to evaluate the Liberty Project.  In July 2014, the Company published an updated NI 43-101 compliant pre-feasibility study, which more closely examined the use of existing infrastructure and the copper potential of the property.  In February 2017, Liberty Moly, LLC (“Liberty Moly”) entered into a lease agreement with WK Mining Ltd. (“WK”) for the lease of a minor quantity of Liberty Moly’s water rights for the purpose of mining and milling.  The term of the lease is six years which WK can extend for an additional four years.  As compensation for the leased water rights, WK has issued

$100,000 in common shares to Liberty Moly and is required to pay an annual fee on the anniversary date of the lease in either cash or WK common shares.

The Nevada Division of Environmental Protection (NDEP) has identified environmental concerns with some Liberty Project facilities acquired with the property.  NDEP’s concerns are related to aspects of previously approved closure plans required by Nevada regulation.  We are evaluating options, and anticipate providing a proposal to NDEP in the next few months to address these concerns.  It is anticipated that this will require additional cash outlays in 2018.

On August 1, 2017, the Company through its wholly owned subsidiary Liberty Moly entered into an Option Agreement and Land Lease Agreement (if the option is exercised) with SRPV, a subsidiary of SolarReserve, LLC of Santa Monica, California for photovoltaic solar energy development.  The Agreement provides for a three-year option to lease a minimum of 500 acres and easements associated with vacant land.  If the option is exercised, the parties will enter into a 30-year lease for up to 700 acres of land, with an option to extend for an additional five years at the end of the initial lease term.  The vacant land parcel is wholly owned by the Company, and its use by the photovoltaic solar project will not impact the Liberty Project’s future proposed mining plans.

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

Summary. The following is a summary of mining properties, land and water rights at September 30, 2017 and December 31, 2016 (in thousands):

	At	At
	September 30,	December 31,
	2017	2016
Mt. Hope Project:
Development costs	$173,722	$171,892
Mineral, land and water rights	11,324	11,324
Advance Royalties	30,300	30,300
Total Mt. Hope Project	215,346	213,516
Total Liberty Project	9,685	9,689
Other Properties	81	81
Total	$225,112	$223,286

Development costs of $173.7 million as of September 30, 2017 include hydrology and drilling costs, expenditures to further the permitting process, capitalized salaries, project engineering costs, and other expenditures required to fully develop the Mt. Hope Project.  Deposits on project property, plant and equipment of $87.9 million at September 30, 2017 represent ongoing progress payments on equipment orders for the custom-built grinding and milling equipment, related electric mill drives, and other processing equipment that require the longest lead times.

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

The following table shows asset retirement obligations for future mine closure and reclamation costs in connection with the Mt. Hope Project and within the boundaries of the Plan of Operations (“PoO”):

(in thousands)
At January 1, 2016	$1,058
Accretion Expense	80
Adjustments*	316
At December 31, 2016	$1,454
Accretion Expense	80
Adjustments*	7
At September 30, 2017	$1,541

*Includes additions, annual changes to the escalation rate, the market-risk premium rate, or reclamation time periods.

The estimated future reclamation costs for the Mt. Hope Project have been discounted using a rate of 8%.  The total inflated and undiscounted estimated reclamation costs associated with current disturbance under the PoO at the Mt. Hope Project were $5.8 million at September 30, 2017, inclusive of $2.6 million for mitigation of sage grouse habitat that would be affected by development of the Mt. Hope Project.  Increases in ARO liabilities resulting from the passage of time are recognized as accretion expense.

As of September 30, 2017, the LLC had provided the appropriate regulatory authorities with $2.8 million in reclamation financial guarantees through the posting of surety bonds for reclamation of the Mt. Hope Project as approved in the ROD.  As of September 30, 2017, we had $0.3 million in cash deposits associated with these bonds and an additional $0.4 million in a long-term funding mechanism, which are specific to the PoO disturbance and accounted for as restricted cash and are unrelated to the inflated and undiscounted liability referenced above.

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

	Mt. Hope Project
	outside PoO
	boundary	Liberty
	(in thousands)
At January 1, 2016	$22	$118
Adjustments *	(7)	—
At December 31, 2016	$15	$118
Adjustments *	—	4
At September 30, 2017	$15	$122

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

As of September 30, 2017 and December 31, 2016, respectively, the carrying value of the Convertible Notes, absent the embedded derivatives, was $5.7 million and $5.5 million inclusive of an unamortized debt discount of $0.2 million and $0.4 million, all of which is considered long term debt. The fair value of the Convertible Notes was $6.9 million and $7.1 million at September 30, 2017 and December 31, 2016, respectively. As of September 30, 2017, the carrying value of the Promissory Notes was $1.3 million. The fair value of the Promissory Notes was $1.0 million at September 30, 2017.

The embedded derivatives recorded in the Convertible Notes at fair value were $0.1 million and $0.1 million at September 30, 2017 and December 31, 2016, respectively. The changes in the estimated fair value of the embedded derivatives during the nine months ended September 30, 2017 resulted in a net gain of approximately $24,000.  Gain or loss on embedded derivatives is recognized as Interest Expense in the Statement of Operations.

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

The following tables set forth the inputs to the models that were used to value the embedded derivatives:

	September 30, 2017	December 31, 2016
Stock Price	$0.38	$0.25
Maturity Date	December 31, 2019	December 31, 2019
Risk-Free Interest Rate	1.51%	1.47%
Estimated Stock Volatility	40.00%	40.00%
Default Intensity	2.00%	2.00%
Recovery Rate	30.00%	30.00%

Type of Event	Expected Date	Probability of Event
Mandatory Redemption	October 17, 2018	80%
Conversion Option	March 31, 2019	10%
Note Reaches Maturity	December 31, 2019	10%

NOTE 7 — COMMON STOCK UNITS, COMMON STOCK AND COMMON STOCK WARRANTS

During the three months and nine months ended September 30, 2017, we issued nil and 556,590 shares of common stock pursuant to stock awards under the 2006 Equity Incentive Plan, respectively.

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

On November 24, 2015, the Company issued a warrant for 80.0 million common shares to AMER in connection with the closing of the amended AMER Investment Agreement at a price of $0.50 per share and a relative fair value of $0.5 million, resulting in an entry to additional paid-in capital.

Of the warrants outstanding at September 30, 2017, 8.5 million are exercisable at $1.00 per share at any time through their expiration on December 26, 2019, 1.0 million are exercisable at $5.00 per share once General Moly has received financing necessary for the commencement of commercial production at the Mt. Hope Project and will expire one year thereafter, and the 80.0 million shares of the AMER Warrant was scheduled to become exercisable upon availability of the Bank Loan, should such availability occur prior to April 17, 2017, the second anniversary of the AMER Investment Agreement, as described in Note 1 above, and would expire five years thereafter.  As the Bank Loan was not available on this date, on April 17, 2017, and again subsequently on June 16, 2017, July 16, 2017 and August 7, 2017, the Company and AMER entered into the First Amendment, Second Amendment, Third Amendment and Fourth Amendment (the “Warrant Amendments”) to the AMER Warrant.  With the Fourth Amendment, the Company and AMER agreed to extend the deadline for satisfaction of all conditions to vesting of the AMER Warrant to the third anniversary of the issuance of the ROD for the Mt. Hope Project, discussed below in Note 12.

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

NOTE 8 — PREFERRED STOCK

Pursuant to our Certificate of Incorporation we are authorized to issue 10,000,000 shares of $0.001 per share par value preferred stock.  The authorized but unissued shares of preferred stock may be issued in designated series from time to time by one or more resolutions adopted by the Board.  The Board has the authority to determine the preferences, limitations and relative rights of each series of preferred stock.  At September 30, 2017, and December 31, 2016, no shares of preferred stock were issued or outstanding.

NOTE 9 — EQUITY INCENTIVES

In 2006, the Board and shareholders of the Company first approved the 2006 Equity Incentive Plan (“2006 Plan”). In 2010, the Board and our shareholders approved the 2006 Plan as amended and restated that included an increase to the number of shares that may be issued under the plan by 4,500,000 shares to 9,600,000 shares, as well as other technical changes related to tax law and accounting rule changes, and to make administrative clarifying changes.  More recently, in June 2016, our shareholders approved an additional amendment to the 2006 Plan increasing the number of shares that may be issued under the plan by 5,000,000 shares to 14,600,000 shares.  The 2006 Plan authorizes the Board, or a committee of the Board, to issue or transfer up to an aggregate of 14,600,000 shares of common stock, of which 5,043,019 remain available for issuance as of September 30, 2017.  Awards under the 2006 Plan may include incentive stock options, non-statutory stock options, restricted stock units, restricted stock awards, and stock appreciation rights (“SARs”).  At the option of the Board, SARs may be settled with cash, shares, or a combination of cash and shares.  The Company settles the exercise of other stock-based compensation with newly issued common shares.  The term of the 2006 Plan, as amended and restated, will expire on May 12, 2020, the tenth anniversary of the date on which it was last approved by our stockholders.

Stock-based compensation cost is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes option pricing model and is recognized as compensation ratably on a straight-line basis over the requisite vesting/service period.  As of September 30, 2017, there was $0.8 million of total unrecognized compensation cost related to share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.8 years.

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

At September 30, 2017, the outstanding and exercisable (fully vested) options and SARs had an aggregate intrinsic value of nil and had a weighted-average remaining contractual term of 1.9 years.  No options or SARs were exercised during the nine months ended September 30, 2017.

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

The compensation expense recognized by the Company for Stock Awards is based on the closing market price of the Company’s common stock on the date of grant.  For the nine months ended September 30, 2017, the weighted-average grant date fair value for Stock Awards was $0.29.  The total fair value of stock awards vested during the nine months ended September 30, 2017 is $0.2 million.

Summary of Equity Incentive Awards

The following table summarizes activity under the Plans during the nine months ended September 30, 2017:

	SARs		Stock Awards
	Weighted	Number	Weighted
	Average	of Shares	Average
	Strike	Under	Grant	Number of
	Price	Option	Price	Shares
Balance at January 1, 2017	$3.05	1,269,101	$2.16	1,105,435
Awards Granted	—	—	0.29	1,435,000
Awards Exercised or Earned	—	—	0.20	(755,000)
Awards Forfeited	3.22	(151,460)	3.22	(49,882)
Awards Expired	1.12	(102,411)	—	—
Balance at September 30, 2017	$3.22	1,015,230	$1.44	1,735,553

Exercisable at September 30, 2017	$3.02	122,334

A summary of the status of the non-vested awards as of September 30, 2017 and changes during the nine months then ended is presented below:

	SARs		Stock Awards
	Weighted	Number	Weighted
	Average	of Shares	Average
	Fair	Under	Fair	Number of
	Value	Option	Value	Shares
Balance at January 1, 2017	$3.24	1,044,356	$2.16	1,105,435
Awards Granted	—	—	0.29	1,435,000
Awards Vested or Earned	—	—	0.20	(755,000)
Awards Forfeited	3.22	(151,460)	3.22	(49,882)
Balance at September 30, 2017	$3.25	892,896	$1.44	1,735,553

NOTE 10 — CHANGES IN CONTINGENTLY REDEEMABLE NONCONTROLLING INTEREST AND EQUITY

	Activity for
	Nine Months Ended
	September 30,	September 30,
Changes CRNCI (Dollars in thousands)	2017	2016
Total CRNCI December 31, 2016 and 2015, respectively	$172,659	$173,265
Capital Contributions Attributable to CRNCI	—	243
Return of Contributions Attributable to CRNCI	—	(828)
Net Loss Attributable to CRNCI	(21)	(12)
Total CRNCI September 30, 2017 and 2016, respectively	$172,638	$172,668

*See Note 1 for additional discussion of the Return of Contributions and associated Capital Contributions Attributable to CRNCI.

	Activity for
	Nine Months Ended
	September 30,	September 30,
Changes in Equity	2017	2016
Common stock:
At beginning of period	$111	$109
Stock Awards	—	2
At end of period	111	111

Additional paid-in capital:
At beginning of period	281,900	281,562
Restricted stock net share settlement	(45)	(59)
Stock based compensation	84	318
At end of period	281,939	281,821

Accumulated deficit:
At beginning of period	(172,337)	(164,269)
Consolidated net loss	(6,027)	(6,149)
At end of period	(178,364)	(170,418)

Total Equity September 30, 2017, and 2016, respectively	$103,686	$111,514

NOTE 11 — INCOME TAXES

At September 30, 2017 and December 31, 2016 we had deferred tax assets principally arising from the net operating loss carry-forwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that we will realize the benefit of the deferred tax assets, a valuation allowance equal to the net deferred tax asset has been established at September 30, 2017 and December 31, 2016.

As of September 30, 2017 and December 31, 2016, the Company had no unrecognized tax benefits.  There was no change in the amount of unrecognized tax benefits as a result of tax positions taken during the year or in prior periods or due to settlements with taxing authorities or lapses of applicable statues of limitations.  The Company is open to federal and state tax audits until the applicable statutes of limitations expire.

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

The Mt. Hope Lease requires a royalty advance (“Construction Royalty Advance”) of 3% of certain construction capital costs, as defined in the Mt. Hope Lease.  The LLC is obligated to pay a portion of the Construction Royalty Advance each time capital is raised for the Mt. Hope Project based on 3% of the expected capital to be used for those certain construction capital costs defined in the Mt. Hope Lease.  Through September 30, 2017, we have paid $24.6 million of the total royalty advance.  Based on our Mt. Hope Project capital budget we estimate that a final reconciliation payment on the Capital Construction Cost Estimate (the “Estimate”) will be due following the commencement of commercial production, after as-built costs are definitively determined.  The Company estimates, based on the revised capital estimate discussed above and the current timeline for the commencement of commercial production, that an additional $4.2 million will be due approximately 20 — 24 months after the commencement of construction.  This amount was accrued as of September 30, 2017.  The capital estimates may be subject to escalation in the event the Company experiences continued delays in achieving full financing for the Mt. Hope Project.

The LLC is also obligated to make a minimum annual advance royalty payment (“Annual Advance Royalty”) of $0.5 million each October 19 for any year wherein commercial production has not been achieved or the MHMI Production Royalty is less than $0.5 million.  As commercial production is not anticipated to commence before late-2019, the Company has also accrued $1.5 million in Annual Advance Royalty payments which will be due in three $0.5 million installments in October 2017, 2018, and 2019, respectively.  The October 2017 Advance Royalty payment was submitted on October 19, 2017.  The Estimate and the Annual Advance Royalty are collectively referred to as the “Advance Royalties.”  All Advance Royalties are credited against the MHMI Production Royalties once the mine has achieved commercial production.  After the mine begins production, the LLC estimates that the MHMI Production Royalties will be in excess of the Annual Advance Royalties for the life of the Mt. Hope Project.  Until the advance royalties are fully credited, the LLC will pay one half of the calculated MHMI Production Royalty annually.  Assuming a $12 molybdenum price, the Annual Advance Royalties will be consumed within the first five years of commercial production.

Deposits on project property, plant and equipment

As discussed in Note 2, the LLC has active orders with varying stages of fabrication on milling process equipment comprised of two 230kV primary transformers and substation, a primary crusher, a semi-autogenous mill, two ball mills, and various motors for the mills with remaining cash commitments of $2.2 million due on these orders.

Equipment and Supply Procurement

Through September 30, 2017, the LLC has made deposits and/or final payments of $87.9 million on equipment orders and has spent approximately $199.6 million for the development of the Mt. Hope Project, for a total Mt. Hope Project inception-to-date spend of $287.5 million.

In 2012, the LLC issued a firm purchase order for eighteen haul trucks.  The order provides for delivery of those haul trucks required to perform initial mine development, which will begin several months prior to commercial production.  Non-refundable down-payments of $1.2 million were made in 2012, with pricing subject to escalation as the trucks were not delivered prior to December 31, 2013.  Since that time, the LLC has renegotiated the timelines for truck delivery and delayed deliveries into December 2018.  The contract is cancellable with no further liability to the LLC.

Also in 2012, the LLC issued a firm purchase order for four mine production drills with a non-refundable down-payment of $0.4 million, and pricing was subject to escalation if the drills were not delivered by the end of 2013.  Since that time, the LLC accepted a change order which delayed delivery into December 2018.  The contract remains cancellable with no further liability to the LLC.

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

Obligations under capital and operating leases

We have contractual operating leases that will require a total of $122,000 in payments over the next three years.  Operating leases consist primarily of rents on office facilities and office equipment.  Our expected payments are $42,000, $80,000, and nil for the years ended December 31, 2017, 2018, and 2019, respectively.

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

Thereafter, on September 22, 2014, the Plaintiffs filed their notice of appeal to the U.S. Court of Appeals for the Ninth Circuit (“Ninth Circuit”) of the U.S. District Court’s dismissal.  Oral argument of the parties before the Ninth Circuit was completed on October 18, 2016.  On December 28, 2016, the Ninth Circuit issued its Opinion rejecting many of the arguments raised by the Plaintiffs challenging the Environmental Impact Statement ("EIS") completed for the Mt. Hope Project, but issuing a narrow reversal of the BLM's findings related to air quality analysis. Because of this technical deficiency, the Court vacated the ROD, and the BLM is conducting additional evaluation of air quality impacts and resulting cumulative impact analysis under the National Environmental Policy Act (“NEPA”) through a supplemental EIS to address the concerns noted by the Ninth Circuit.  The Company is confident in the BLM’s process and working closely with the agency to resolve concerns with air quality baseline studies raised by the Ninth Circuit. To resolve the issues identified by the Ninth Circuit, BLM has determined that a Supplemental Environmental Impact Statement (“SEIS”) will be prepared.  The SEIS will disclose additional information to the public related to the selection of appropriate background concentrations to use for dispersion modeling of air pollutants.  Because the SEIS must be prepared in accordance with the NEPA guidelines, the SEIS process will include three publications in the Federal Register, each of which may take several weeks to process.  The first of these publications is the Notice of Intent (“NOI”) which declares the BLM’s intent to prepare the SEIS.  The NOI was published in the Federal Register on July 19, 2017.  With publication of notice announcing preparation of a SEIS, we are working with the BLM to complete the draft SEIS and participating with the necessary public review to receive a new ROD, anticipated in the first half of 2018, authorizing the eventual construction and operation of the Mt. Hope Project.

Environmental regulations related to reclamation require that the cost for a third party contractor to perform reclamation activities on the minesite be estimated.  In October 2015, we submitted a request to the BLM to reduce our reclamation liability to current surface disturbance.  Simultaneously, we submitted an application to NDEP-BMRR to modify the Reclamation Permit to reflect this reduced reclamation liability. On October 26, 2015, NDEP-BMRR approved the proposed permit modification, including the reduced reclamation liability amount.   On December 21, 2015, BLM approved the updated reclamation liability estimate, reducing of the reclamation liability to approximately $2.8 million.  We worked with the LLC’s reclamation surety underwriters to satisfy the reduced $2.8 million financial guarantee requirements under the approved amended PoO for the Mt. Hope Project.  As of September 30, 2017, the surety bond program is funded with a cash collateral payment of $0.3 million.

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

On September 27, 2017, the Nevada Supreme Court affirmed the District Court Order, described above, vacating the 3M Plan, denying the water applications and vacating the permits issued by the State Engineer in July 2011 and June 2012.  This decision of the Nevada Supreme Court is final, and not subject to further appeal.

Now that the Company has received this final decision from the Nevada Supreme Court, it will proceed with new water applications that were filed with the Nevada State Engineer in 2015 and 2016 while the above described appeals were pending before the Nevada Supreme Court.  Presently, action on these applications are the subject of Writ of Prohibition or Mandamus (“Writ”) filed by Eureka County on August 23, 2016 to the Nevada Supreme Court seeking the Supreme Court’s intervention to stop further action by the State Engineer while the appeal discussed above was pending.  At the time of this filing, notwithstanding the status of the Writ, we are asking the Nevada State Engineer to proceed and schedule a hearing date to consider our applications.  We anticipate a hearing in the first half of 2018, with a decision approving our applications and reissuance of water permits from the Nevada State Engineer in the second half of 2018.

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

NOTE 13 — SUBSEQUENT EVENTS

On October 16, 2017, the Company and AMER announced the closure of the second tranche of the parties’ three-tranche financing agreement.  At the close of Tranche 2, General Moly issued 14,634,146 shares to AMER, priced at the volume weighted average price (“VWAP”) for the 30-day period ending August 7, 2017 (the date of the parties’ Amendment No. 2 to the Investment and Securities Purchase Agreement) of $0.41 per share for a private placement of $6.0 million by AMER.  The equity sale proceeds of $5.5 million are available for general corporate purposes, while $0.5 million will be held in the loan procurement account to cover costs related to the Mt. Hope Project financing and other jointly sourced business development opportunities.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References made in this Quarterly Report on Form 10-Q to “we,” “our,” “us,” or the “Company,” refer to General Moly, Inc.

The following discussion and analysis of our financial condition and results of operations constitutes management’s review of the factors that affected our financial and operating performance for the three and nine months ended September 30, 2017, and 2016.  This discussion should be read in conjunction with the consolidated financial statements and notes thereto contained elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2016, which was filed on March 16, 2017.

We routinely post important information about us on our Company website.  Our website address is www.generalmoly.com.  We do not incorporate the information on our website into this document and you should not consider any information on, or that can be accessed through, our website as part of this document.

Overview

We began the development of the Mt. Hope Project on October 4, 2007.  During the year ended December 31, 2008 we completed work on a pre-feasibility study of our Liberty Project, which we updated during 2014.

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

The original Return of Contributions amount due to POS-Minerals is reduced, dollar for dollar, by the amount of capital contributions for equipment payments required from POS-Minerals under approved budgets of the LLC, as discussed further below.  As of September 30, 2017, this amount has been reduced by $2.4 million, consisting of 20% of an $8.4 million principal payment made on milling equipment in March 2015, a $2.2 million principal payment made on electrical transformers in April 2015, and a $1.2 million principal payment  made on milling equipment in April 2016, such that the remaining amount due to POS-Minerals is $33.6 million.  If Nevada Moly does not fund its additional capital contribution in order for the LLC to make the required Return of Contributions to POS-Minerals set forth above, POS-Minerals has an election to either make a secured loan to the LLC to fund the Return of Contributions, or receive an additional interest in the LLC estimated to be 5%.  In the latter case, Nevada Moly’s interest in the LLC is subject to dilution by a percentage equal to the ratio of 1.5 times the amount of the unpaid Return of Contributions over the aggregate amount of deemed capital contributions (as determined under the LLC Agreement) of both parties to the LLC (“Dilution Formula”).  At September 30, 2017, the aggregate amount of deemed capital contributions of both parties was $1,083.9 million.

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

Effective January 1, 2015,  Nevada Moly and POS-Minerals signed an amendment to the LLC Agreement under which a separate $36.0 million belonging to Nevada Moly, held by the LLC in a reserve account established in December 2012, is being released for the mutual benefit of both members related to the jointly approved Mt. Hope Project expenses through 2021.  In January 2015, the reserve account funded a reimbursement of contributions made by the members during the fourth quarter of 2014, inclusive of $0.7 million to POS-Minerals and $2.7 million to Nevada Moly.  The funds are now being used to pay ongoing expenses of the LLC until the Company obtains full financing for its portion of the Mt. Hope Project construction cost, or until the reserve account is exhausted.  Any remaining funds after financing is obtained will be returned to the Company.  The balance of the reserve account was $11.0 million and $13.0 million at September 30, 2017 and December 31, 2016, respectively.

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

Thereafter, on September 22, 2014, the Plaintiffs filed their notice of appeal to the U.S. Court of Appeals for the Ninth Circuit (“Ninth Circuit”) of the U.S. District Court’s dismissal.  Oral argument of the parties before the Ninth Circuit was completed on October 18, 2016.  On December 28, 2016, the Ninth Circuit issued its Opinion rejecting many of the arguments raised by the Plaintiffs challenging the Environmental Impact Statement ("EIS") completed for the Mt. Hope Project, but issuing a narrow reversal of the BLM's findings related to air quality analysis. Because of this technical deficiency, the Court vacated the ROD, and the BLM is conducting additional evaluation of air quality impacts and resulting cumulative impact analysis under the National Environmental Policy Act (“NEPA”) through a supplemental EIS to address the concerns noted by the Ninth Circuit.  The Company is confident in the BLM’s process and working closely with the agency to resolve concerns with air quality baseline studies raised by the Ninth Circuit. To resolve the issues identified by the Ninth Circuit, BLM has determined that a Supplemental Environmental Impact Statement (“SEIS”) will be prepared.  The SEIS will disclose additional information to the public related to the selection of appropriate background concentrations to use for dispersion modeling of air pollutants.  Because the SEIS must be prepared in accordance with the NEPA guidelines, the SEIS process will include three publications in the Federal Register, each of which may take several weeks to process.  The first of these publications is the Notice of Intent (“NOI”) which declares the BLM’s intent to prepare the SEIS.  The NOI was published in the Federal Register on July 19, 2017.  With publication of notice announcing preparation of a SEIS, we are working with the BLM to complete the draft SEIS and participating with the necessary public review to receive a new ROD, anticipated in the first half of 2018, authorizing the eventual construction and operation of the Mt. Hope Project.

Environmental regulations related to reclamation require that the cost for a third party contractor to perform reclamation activities on the minesite be estimated.  In October 2015, we submitted a request to the BLM to reduce our reclamation liability to current surface disturbance.  Simultaneously, we submitted an application to NDEP-BMRR to modify the Reclamation Permit to reflect this reduced reclamation liability. On October 26, 2015, NDEP-BMRR approved the proposed permit modification, including the reduced reclamation liability amount.   On December 21, 2015, BLM approved the updated reclamation liability estimate, reducing of the reclamation liability to approximately $2.8 million.  We worked with the LLC’s reclamation surety underwriters to satisfy the reduced $2.8 million financial guarantee requirements under the approved amended PoO for the Mt. Hope Project.  As of September 30, 2017, the surety bond program is funded with a cash collateral payment of $0.3 million.

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

On September 27, 2017, the Nevada Supreme Court affirmed the District Court Order, described above, vacating the 3M Plan, denying the water applications and vacating the permits issued by the State Engineer in July 2011 and June 2012.  This decision of the Nevada Supreme Court is final, and not subject to further appeal.

Now that the Company has received this final decision from the Nevada Supreme Court, it will proceed with new water applications that were filed with the Nevada State Engineer in 2015 and 2016 while the above described appeals were pending before the Nevada Supreme Court.  Presently, action on these applications are the subject of Writ of Prohibition or Mandamus (“Writ”) filed by Eureka County on August 23, 2016 to the Nevada Supreme Court seeking the Supreme Court’s intervention to stop further action by the State Engineer while the appeal discussed above was pending.  At the time of this filing, notwithstanding the status of the Writ, we are asking the Nevada State Engineer to proceed and schedule a hearing date to consider our applications.  We anticipate a hearing in the first half of 2018, with a decision approving our applications and reissuance of water permits from the Nevada State Engineer in the second half of 2018.

Capital & Operating Cost Estimates

The development of the Mt. Hope Project has a Project Capital Estimate of $1,312 million, which includes development costs of approximately $1,245 million and $67 million in cash financial guaranty/bonding requirements, advance royalty payments, and power pre-payment estimates.  These capital costs were updated in the third quarter of 2012, and were then escalated by approximately 3% in the third quarter of 2013, for those items not yet procured or committed to by contract.  The Mt. Hope Project has not materially changed in scope and remains currently designed at approximately 65% engineering completion, with solid scope definition.  The pricing associated with this estimate remains subject to escalation associated with equipment, construction labor and commodity price increases, and project delays, which will continue to be reviewed periodically.  The Project Capital Estimate does not include financing costs or amounts necessary to fund operating working capital and potential capital overruns, is subject to additional holding costs as financing activities for construction of the Mt. Hope Project are delayed, and may be subject to other escalation and de-escalation as contracts and purchase arrangements are finalized at then current pricing.  From October 2007 through the quarter ended September 30, 2017, the LLC spent approximately $287.5 million of the estimated $1,312 million on development of the Mt. Hope Project.

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

Equipment and Supply Procurement

Through September 30, 2017, the LLC has made deposits and/or final payments of $87.9 million on equipment orders.

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

Molybdenum Market Update

Since the beginning of the year, the U.S. molybdenum oxide price per pound has increased 29% to the mid October price level of $8.65.  The molybdenum price was $6.70 per pound at yearend 2016.

During the third quarter of 2017, the U.S. molybdenum oxide price per pound generally rose from a low of $7.18 in July 2017 to a high of $8.90 in September 2017. This is compared with the 52-week range of a high of $8.98 in April 2017 and a low of $6.38 in November 2016.

China consumes approximately one-third of global molybdenum demand and produces more than one-third of global molybdenum supply. Molybdenum supply constricted in China and the Americas during the third quarter.  Some mines in China had restricted production from environmental inspections and poor weather conditions, while higher output from steel mills in China increased molybdenum demand in August and September 2017.

In a recently published Molybdenum Market Outlook Update report, the CPM Group, a commodities research and consulting firm in New York, noted that stronger than expected molybdenum demand in China was driven by increased steel production. Robust economic expansion worldwide triggered higher steel output in 2017, benefitting molybdenum demand.

During 2017, higher molybdenum prices and depreciation of the yuan leading to lower production costs in China spurred increased molybdenum primary production, CPM stated. In addition, CPM reported increased molybdenum byproduct supply from higher production from major copper mines as copper prices rebounded in 2017. Surplus supply in the molybdenum market is expected to continue in 2017 and 2018.

While global molybdenum demand is projected to increase 4.8% to 535 million pounds in 2017 over 2016, worldwide molybdenum supply is now projected to increase to 561 million pounds in 2017 from 510 million pounds in 2016, according to CPM. CPM projects that after a softer seasonal fourth quarter demand, the molybdenum per pound average price to average $9.00 in 2018 and for real prices to average $12.81 for the period 2019 to 2022.

Roskill, a global metals and minerals research firm in the United Kingdom, anticipates higher molybdenum prices from strengthening demand, particularly from the stainless steel industry, going into the end of 2017 and continuing into 2018 with expected tight molybdenum supply, and projects that stainless steel production will grow by 2.9% in 2017.

During 2016, the molybdenum market saw a slow recovery from 2015 with a range of between $5.20 and $8.10 per pound. Led by China, stainless steel production worldwide increased by 10.2% to 45.8 million tonnes in 2016 over 2015, according to the International Stainless Steel Forum.

Outlook

In spite of the current low prices, we view the long-term outlook for our business positively, supported by limitations on long-term supplies of molybdenum, the requirements for molybdenum in the steel industry, and a recovery in the oil and gas industry.  World market prices for molybdenum and other commodities have fluctuated historically and are affected by numerous factors beyond our control.  We believe the underlying long-term fundamentals of the molybdenum business remain positive, supported by the significant role of molybdenum in the steel industry and a challenging long-term supply environment attributable to difficulty in replacing output from both existing and high cost mines with new production sources.  Future molybdenum prices are expected to be volatile and are likely to be influenced by demand from China and emerging markets, as well as economic activity in the U.S. and other industrialized countries, the timing of the development of new supplies of molybdenum, and production levels of mines and molybdenum milling.

Liquidity, Capital Resources and Capital Requirements

For the period from December 31, 2016 to September 30, 2017

Our total consolidated cash balance at September 30, 2017 was $3.4 million compared to $8.5 million at December 31, 2016, representing a decrease of $5.1 million due to a variety of cash inflows and outflows.  Outflows included $1.6 million in development costs for the Mt. Hope Project, $0.6 million at the Liberty Project and $4.7 million in general and administrative costs, offset by an inflow of funds released from the reserve account of $2.0 million.  The majority of funds expended were used to advance the Mt. Hope Project.

The $36.0 million reserve account established in December of 2012, at the direction of the LLC management committee, was payable to Nevada Moly upon release, at which time the funds would have become available for use by the Company.  Effective January 1, 2015, Nevada Moly and POS-Minerals signed an amendment to the LLC agreement under which $36.0 million owed to Nevada Moly and held by the LLC in the reserve account will be released over the next few years, but only for the mutual benefit of both members related to jointly approved Mt. Hope Project expenses as discussed above.  The balance of the reserve account at September 30, 2017 was $11.0 million, compared to $13.0 million at December 31, 2016.

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

As discussed in Note 1 to the consolidated financial statements included elsewhere in this document, on August 7, 2017, the Company and AMER entered into  Amendment No. 2 to the Investment and Securities Purchase Agreement setting the closing date for Tranche 2 on September 30, 2017 and removing the provision that makes the receipt of the second tranche contingent on the Nevada State Engineer restoring permits for the Mt. Hope Project’s water permits and for the price of molybdenum to average in excess of $8/lb for a 30 consecutive calendar day period.

On October 16, 2017, the Company and AMER announced the closure of the second tranche of the parties’ three-tranche financing agreement.  At the close of Tranche 2, General Moly issued 14,634,146 shares to AMER, priced at the volume weighted average price (“VWAP”) for the 30-day period ending August 7, 2017 (the date of the parties’ Amendment No. 2 to the Investment and Securities Purchase Agreement) of $0.41 per share for a private placement of $6.0 million by AMER.  The equity sale proceeds of $5.5 million are available for general corporate purposes, while $0.5 million will be held in the loan procurement account to cover costs related to the Mt. Hope Project financing and other jointly sourced business development opportunities. Based on our current operating forecast, and the combination of the liquidity provided by Tranche 2 and our current cash on hand, the Company expects to be able to fund its operations and meet its financial obligations through for a period of at least two years from the issuance date of these financial statements.  However, there can be no assurance that the Company will be successful in achieving its forecast.  Additionally, is no assurance that the Company will be successful in the financing required to complete the Mt. Hope Project, or in raising additional financing in the future on terms acceptable to the Company, or at all.

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

With our ongoing cash conservation plan, our current Corporate and Liberty related cash requirements have declined to approximately $1.5 million per quarter, while all Mt. Hope Project related funding is payable out of the $36.0 million reserve account, the balance of which was $11.0 million and $13.0 million at September 30, 2017 and December 31, 2016, respectively.  Accordingly, based on our current cash on hand, our ongoing cash conservation plan, and the closure of Tranche 2 of the AMER

Investment Agreement in October 2017, the Company expects it will have adequate liquidity to fund our working capital needs into the second quarter of 2019.

As discussed in Note 4 to the consolidated financial statements included elsewhere in this document, we are working with the Nevada Department of Environmental Protection (“NDEP”) on an updated closure plan for the Liberty Project that may require additional cash outlays this year and in 2018.  Additional potential funding sources include public or private equity offerings, including closing of Tranche 3 with respect to the remaining $10.0 million investment from AMER described in Note 1 to the consolidated financial statements, or sale of other assets owned by the Company.  There is no assurance that the Company will be successful in securing additional funding.  This could result in further cost reductions, contract cancellations, and potential delays which ultimately may jeopardize the development of the Mt. Hope Project.

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

Total assets as of September 30, 2017 decreased to $331.9 million compared to $337.3 million as of December 31, 2016 primarily due to general and administrative expenses.

Other Capital Requirements

We also require additional capital to maintain our mining claims and other rights related to the Liberty Project, as well as continue payment of ongoing general and administrative costs associated with supporting our planned operations.

Results of Operations

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

For the three months ended September 30, 2017, we had a consolidated net loss of $2.2 million compared with a net loss of $2.1 million in the same period for 2016.

For the three months ended September 30, 2017 and 2016, exploration and evaluation expenses were $0.3 million and $0.2 million, primarily related to ongoing care and maintenance.

For the three months ended September 30, 2017 and 2016, general and administrative expenses were $1.7 million and $1.6 million, respectively.  Approximately $0.6 million of the spending in 2017 was associated with due diligence efforts assessing value-accretive acquisition opportunities in base metal projects jointly with our long-term strategic partner AMER.

Interest expense for the three months ended September 30, 2017 and 2016 was $0.2 million and $0.3 million, respectively, due primarily to a smaller non-cash mark to market adjustment related to the Convertible Notes in 2017 than 2016.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

For the nine months ended September 30, 2017, we had a consolidated net loss of $6.0 million compared with a net loss of $6.2 million in the same period for 2016.

For the nine months ended September 30, 2017 and 2016, exploration and evaluation expenses were $0.6 million and $0.9 million, respectively due to leach pad maintenance and repair performed at our Liberty property in early 2016 as well as ongoing care and maintenance.

For the nine months ended September 30, 2017 and 2016, general and administrative expenses were $4.8 million and $4.5 million, respectively.  Approximately $0.7 million of the spend in 2017 was associated with due diligence efforts assessing value-accretive acquisition opportunities in base metal projects jointly with our long-term strategic partner AMER.

Interest expense for the nine months ended September 30, 2017 and 2016 was $0.7 million and $0.8 million, respectively.

Contractual Obligations

Through September 30, 2017, the LLC has made deposits and/or final payments of $87.9 million on equipment orders.  See “—Overview—Equipment and Supply Procurement” above.  Of these deposits, $70.4 million relate to fully fabricated items, primarily milling equipment, for which the LLC has additional contractual commitments of $2.2 million.  The remaining $17.5 million reflects both partially fabricated milling equipment, and non-refundable deposits on mining equipment.  As discussed in Note 12 to the consolidated financial statements contained elsewhere in this report, the mining equipment agreements remain cancellable with no further liability to the LLC. The underlying value and recoverability of these deposits and our mining properties in our consolidated balance sheets are dependent on the LLC’s ability to fund development activities that would lead to profitable production and positive cash flow from operations, or proceeds from the disposition of these assets. There can be no assurance that the LLC will be successful in obtaining project financing, in generating future profitable operations, disposing of these assets or the Company securing additional funding in the future on terms acceptable to us or at all.  Our consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded assets or liabilities.

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

Obligations under capital and operating leases

We have contractual operating leases that will require a total of $122,000 in payments over the next three years.  Operating leases consist primarily of rents on office facilities and office equipment.  Our expected payments are $42,000, $80,000, and nil for the years ended December 31, 2017, 2018, and 2019, respectively.

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

The Trust may be funded by the LLC over several years based on the achievement of certain milestones, which are considered to be probable, and as such $4.0 million is accrued in the Company’s September 30, 2017 financial statements and is included in mining properties, land, and water rights.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

We are a development stage company in the business of the exploration, development and mining of properties primarily containing molybdenum.  As a result, upon commencement of production, our financial performance could be materially affected by fluctuations in the market price of molybdenum and other metals we may mine.  The market prices of metals can fluctuate widely due to a number of factors.  These factors include fluctuations with respect to the rate of inflation, the exchange rates of the U.S. dollar and other currencies, interest rates, global or regional political and economic conditions, banking environment, global and regional demand, production costs, and investor sentiment.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Molybdenum Market Update” for a discussion of molybdenum prices.

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

Interest Rate Risk

As of September 30, 2017, we had a balance of cash and cash equivalents of $3.4 million and restricted cash of $12.3 million.  Interest rates on short term, highly liquid investments have not changed materially since December 31, 2010, and continue to be 1% or less on an annualized basis

ITEM 4.CONTROLS AND PROCEDURES

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

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) published an updated Internal Control — Integrated Framework (2013) and related illustrative documents.  The Company adopted the new framework in 2014.

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

On September 27, 2017, the Nevada Supreme Court affirmed the District Court Order, described above, vacating the 3M Plan, denying the water applications and vacating the permits issued by the State Engineer in July 2011 and June 2012.  This decision of the Nevada Supreme Court is final, and not subject to further appeal.

Now that the Company has received this final decision from the Nevada Supreme Court, it will proceed with new water applications that were filed with the Nevada State Engineer in 2015 and 2016 while the above described appeals were pending before the Nevada Supreme Court.  Presently, action on these applications are the subject of Writ of Prohibition or Mandamus (“Writ”) filed by Eureka County on August 23, 2016 to the Nevada Supreme Court seeking the Supreme Court’s intervention to stop further action by the State Engineer while the appeal discussed above was pending.  At the time of this filing, notwithstanding the status of the Writ, we are asking the Nevada State Engineer to proceed and schedule a hearing date to consider our applications.  We anticipate a hearing in the first half of 2018, with a decision approving our applications and reissuance of water permits from the Nevada State Engineer in the second half of 2018.

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

Thereafter, on September 22, 2014, the Plaintiffs filed their notice of appeal to the U.S. Court of Appeals for the Ninth Circuit (“Ninth Circuit”) of the U.S. District Court’s dismissal.  Oral argument of the parties before the Ninth Circuit was completed on October 18, 2016.  On December 28, 2016, the Ninth Circuit issued its Opinion rejecting many of the arguments raised by the Plaintiffs challenging the Environmental Impact Statement ("EIS") completed for the Mt. Hope Project, but issuing a narrow reversal of the BLM's findings related to air quality analysis. Because of this technical deficiency, the Court vacated the ROD, and the BLM is conducting additional evaluation of air quality impacts and resulting cumulative impact analysis under the National Environmental Policy Act (“NEPA”) through a supplemental EIS to address the concerns noted by the Ninth Circuit.  The Company is confident in the BLM’s process and working closely with the agency to resolve concerns with air quality baseline studies raised by the Ninth Circuit. To resolve the issues identified by the Ninth Circuit, BLM has determined that a Supplemental Environmental Impact Statement (“SEIS”) will be prepared.  The SEIS will disclose additional information to the public related to the selection of appropriate background concentrations to use for dispersion modeling of air pollutants. Because the SEIS must be prepared in accordance with the NEPA guidelines, the SEIS process will include three publications in the Federal Register, each of which may take several weeks to process.  The first of these publications is the Notice of Intent (“NOI”) which declares the BLM’s intent to prepare the SEIS.  The NOI was published in the Federal Register on July 19, 2017.  With publication of notice announcing preparation of a SEIS, we are working with the BLM to complete the draft SEIS and participating with the necessary public review to receive a new ROD, anticipated in the first half of 2018, authorizing the eventual construction and operation of the Mt. Hope Project.

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

•	POS-Minerals’ right under the LLC Agreement to approve certain major decisions regarding the Mt. Hope Project could impair our ability to quickly adapt to changing market conditions;

•	risks related to the failure of POS-Minerals to make ongoing cash contributions to the LLC pursuant to the LLC Agreement;
•	maintaining effectiveness of current molybdenum supply agreements;
•	completing and financially supporting required closure obligations from the Nevada Department of Environmental Quality at the Liberty Project
•	fluctuations in the market price of, and demand for, molybdenum, copper and other metals;
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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.MINE SAFETY DISCLOSURES

None.

ITEM 5.OTHER INFORMATION

None.

ITEM 6.EXHIBITS

Exhibit Number	Description of Exhibit
10.1	Third Amendment to Warrant by and between General Moly, Inc. and Amer International Group Co. Ltd. dated July 16, 2017 (Filed as Exhibit 10.4 to our Current Report on Form 8-K filed on July 18, 2017)
10.2

Amendment No. 2 to Investment and Securities Purchase Agreement dated August 7, 2017, between General Moly, Inc. and Amer International Group Co., Ltd. (Filed as Exhibit 10.3 to our Current Report on Form 8-K filed on August 10, 2017)

10.3

Fourth Amendment to Warrant by and between General Moly, Inc. and Amer International Group Co. Ltd. dated August 7, 2017 (Filed as Exhibit 10.8 to our Current Report on Form 8-K filed on August 10, 2017)

10.4

Amendment No. 3 to Investment and Securities Purchase Agreement dated September 30, 2017, between General Moly, Inc. and Amer International Group Co., Ltd. (Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on October 2, 2017)

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

Dated: November 6, 2017

GENERAL MOLY, INC.

By:	/s/ Amanda J. Corrion
Amanda J. Corrion
Controller and Principal Accounting Officer