Form 10-K
period 2017-12-31
General Moly, Inc
filed 2018-03-13
CIK 1275229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                            to

Commission file number:  001-32986

GENERAL MOLY, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	91-0232000
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1726 Cole Blvd., Suite 115 Lakewood, CO	80401
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (303) 928-8599

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.001 per share	NYSE American and Toronto Stock Exchange
(Title of Each Class)	(Name of each Exchange on Which Registered)

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2017, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $35,212,219 based on the closing price as reported on the NYSE American.

As of March 10, 2018, 126,795,504 shares of the registrant’s common stock, par value of $0.001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement to be used in connection with its Annual Meeting of Stockholders and to be filed within 120 days of December 31, 2017 are incorporated by reference into Part III, Items 10-14, of this report on Form 10-K.

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

Corporate Information

The Company was initially incorporated in Idaho under the name “General Mines Corporation” in 1925.  We have gone through several name changes and on October 5, 2007, we reincorporated the Company in the State of Delaware (“Reincorporation”) through a merger of Idaho General Mines, Inc. with and into General Moly, Inc., a Delaware corporation that was a wholly-owned subsidiary of Idaho General Mines, Inc. with General Moly, Inc. being the surviving entity.  In connection with the Reincorporation, all of the outstanding securities of Idaho General Mines, Inc. were converted into securities of General Moly, Inc. on a one-for-one basis.  For purposes of the Company’s reporting status with the U.S. Securities and Exchange Commission (“SEC”), General Moly, Inc. is deemed a successor to Idaho General Mines, Inc. Our common stock is traded on the NYSE American market under the symbol “GMO” and, in February 2008, the Company began trading on the Toronto Stock Exchange (“TSX”) under the same symbol.  Our registered and principal executive office is located at 1726 Cole Blvd., Suite 115, Lakewood, Colorado 80401 and the phone number for that office is (303) 928-8599.

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

Corporate Strategy and Objective

Our corporate strategy has been to acquire and develop highly profitable advanced stage mineral deposits.  Our corporate objective is to profitably develop and operate the Mt. Hope Project and to complete our evaluation and commence development of the Liberty Project.  Presently, we are focused on working cooperatively with federal and state of Nevada regulatory agencies to reobtain necessary water permits for the Mt. Hope Project and the reissuance of a Record of Decision (“ROD”) from the Bureau of Land Management (“BLM”) following actions taken by the Nevada Supreme Court and the federal appellate court, described below, advancing exploration of copper, silver and zinc at the Mt. Hope Project site and advancing our efforts to obtain financing required to complete the development of the Mt. Hope Project, while at the same time conserving our cash resources until such financing is received.  In addition, we continue to evaluate potential value-accretive acquisition opportunities jointly with AMER International Group (“AMER”).

We are working with the Nevada State Engineer to re-obtain our water permits following the October 2015 and September 2017 Nevada Supreme Court decisions which resulted in a reversal of our water permits and denial of water applications that previously were approved by the Nevada State Engineer.  As discussed below, we have filed new water applications that are pending before the Nevada State Engineer with a hearing date commencing on September 11, 2018.  We are also working closely with the BLM to complete a draft supplemental Environmental Impact Statement (“EIS”) to comply with issues raised by the Ninth Circuit, and to have the ROD reissued.

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

•

We are observing improving long-term market fundamentals for molybdenum and copper based on historical price ranges and the industry cost structure and believe that the molybdenum price has a better probability of continuing to appreciate than to depreciate further.

Products

We do not currently produce any products.  When the Mt. Hope Project is developed, the LLC expects production of 40 million pounds of molybdenum (“Mo”) per year over the first five years on average, and approximately 1.2 billion pounds of molybdenum over the expected 41-year life of the project (based on a $12/lb Mo reserve).  Using the $8/lb Mo reserve referenced later in this report, life of mine production declines to approximately 0.5 billion pounds of molybdenum.  The Mt. Hope Project will primarily focus on producing Technical Grade Molybdenum Oxide (“TMO”), which is widely utilized by the steel industry.  In the future, we may also consider producing ferromolybdenum (“FeMo”), which is also used by the steel industry and would make the Company an integrated supplier to the steel industry and have left space in the process plant design for the Mt. Hope Project to accommodate this process.

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

The supply of molybdenum comes from both primary molybdenum mines, such as our proposed Mt. Hope Project, and as a byproduct of porphyry copper production.  Annual molybdenum supply is estimated by the CPM Group to be 551 million pounds in 2018 and 557 million pounds in 2019.  Although many companies produce molybdenum, some of which also mine other minerals, approximately two-thirds of global production is concentrated among ten companies.

When and if we develop either or both our Mt. Hope Project and/or Liberty Project and commence production, our competitive position will be based on the quality and grade of our ore bodies and our ability to manage costs compared with other producers.

Employees

The Company had a total of 14 employees, including 12 exempt and 2 hourly employees, as of December 31, 2017.

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

From November 2004 through August 2007 we conducted numerous exploration, drilling and evaluation studies, culminating in the completion of a Bankable Feasibility Study (“BFS”) for the Mt. Hope Project.  The BFS provides data on the viability, expected economics, and production and cost estimates of the project.  Since publication of the BFS, we have revised several estimates, based primarily on engineering progress, which remains approximately 65% complete at December 31, 2017.  Our current estimates for the Mt. Hope Project capital cost requirements are referred to as the “Project Capital Estimate” and our current estimates for the Mt. Hope Project operating costs are referred to as the “Project Operating Cost Estimate”.

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

The January 2014 Technical Report stated a proven and probable mineral reserve containing 984.6 million tons averaging 0.070% sulfide molybdenum, resulting in 1.4 billion pounds (1.1 billion pounds owned by us), of which 1.2 billion pounds (1.0 billion pounds owned by us) are estimated to be recoverable (molybdenum pounds contained in Technical Grade Molybdenum Oxide (“TMO”).  The proven and probable mineral reserves (eight-phase base plan) stated in the January 2014 Technical Report were developed at a price of $12.00/lb of molybdenum (“Mo”).  Since the filing of the January 2014 Technical Report the molybdenum price has declined and the proven and probable mineral reserve has been updated and is shown in the section “Reserves and Mineralized Material” found later in this filing.

Exploration of Copper-Silver Target and Zinc Area at Mt. Hope Project

The Company has identified a potential high-grade, copper-silver exploration target along with a significant zinc mineralized area at the Mt. Hope Project site, southeast of the Mt. Hope’s molybdenum deposit in central Nevada.

A high-intensity, ground-based Induced Polarization (“IP”) survey completed in February 2018 by Quantec Geoscience indicates a fairly continuous group of high chargeability anomalies that appear aligned with the recently identified Cu-Ag Target. These anomalies lie between 100 feet and 1,000-plus feet from the surface and trend northeast for over 1,000 feet. The IP survey indicates that the anomalies could continue further to the north-northeast and to the south where they appear to dip to the east.

To date the preliminary exploration work was undertaken solely by General Moly. The Company has presented the promising findings to its 20% joint venture partner at the Mt. Hope Project, POS-Minerals Corporation a subsidiary of POSCO, a large South Korean steel company, and the parties are discussing value-sharing investment options. Any mining operation to exploit economic mineralization will require the approval of POS-Minerals.

Further exploration work proposed in 2018 will entail review of historic logs and core to update the geologic interpretation of the skarn area, potential re-assaying of historic drill samples, further review of the IP results, and geologic and lithological interpretation to define a new drilling program. General Moly engaged Independent Mining Consultants of Tucson, Arizona, to support compilation and review of the historic drill database. A full exploration program for 2018 may be subject to additional financing. Refer to the Company’s news release dated March 1, 2017 for further information and disclosure, including the review of technical information by a Qualified Person.

The Mt. Hope Project — the Mt. Hope Lease

The Mt. Hope molybdenum project is owned/leased and will be operated by the LLC under the LLC Agreement, described below under “Mt. Hope Project Ownership”.  The LLC currently has a lease (“Mt. Hope Lease”) with Mount Hope Mines, Inc. (“MHMI”) for the Mt. Hope Project for a period of 30 years from October 19, 2005 and for so long thereafter as operations are being conducted on the property.  The lease may be terminated earlier at the election of the LLC, or upon a material breach of the lease and failure to cure such breach.  If the LLC terminates the lease, termination is effective 30 days after receipt by MHMI of written notice to terminate the Mt. Hope Lease and no further payments would be due to MHMI.  If MHMI terminates the lease, termination is effective upon receipt of a notice of termination of a material breach, representation, warranty, covenant or term contained in the Mt. Hope Lease and followed by failure to cure such breach within 90 days of receipt of a notice of default.  MHMI may also elect to terminate the Mt. Hope Lease if the LLC has not cured the non-payment of obligations under the lease within 10 days of receipt of a notice of default.

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

Property Description and Location

The Mt. Hope molybdenum project is located on the eastern flank of Mt. Hope approximately 21 miles north of Eureka, Nevada.  The Mt. Hope Project is located at the southern end of the northwest-trending Battle Mountain-Eureka mineral belt.  Mt. Hope is approximately 2.6 miles due west of Nevada State Route 278 (“Route 278”), and the Mt. Hope Project centers in sections 1 and 12, T22N-R51E and sections 12 and 13, T22N-R51½E.

Royalties, Agreements and Encumbrances

Advance Royalty

For the production of molybdenum, the Mt. Hope Lease requires a royalty advance (“Construction Royalty Advance”) of 3% of certain construction capital costs, as defined in the Mt. Hope Lease.  The LLC is obligated to pay a portion of the Construction Royalty Advance each time capital is raised for the Mt. Hope Project based on 3% of the expected capital to be used for those certain construction capital costs defined in the Mt. Hope Lease.  Through December 31, 2017, we have paid $25.1 million of the total Construction Royalty Advance.  Based on our Mt. Hope Project capital budget we estimate that a final reconciliation payment on the Capital Construction Cost Estimate (the “Estimate”) will be due following the commencement of commercial production, after as-built costs are definitively determined.  The Company estimates that, based on the revised capital estimate discussed above and the current timeline for the commencement of commercial production, an additional $4.2 million will be due approximately 24 months after the commencement of construction.  This amount was accrued as of December 31, 2017.  The capital estimates will be subject to escalation as the Company experiences continued delays associated with current market conditions and its ability to seek and obtain full financing for the Mt. Hope Project.

The LLC is also obligated to make a minimum annual advance royalty payment (“Annual Advance Royalty”) of $0.5 million each year for any year wherein commercial production has not been achieved or the MHMI Production Royalty (as hereinafter defined) is less than $0.5 million.  As commercial production is not anticipated to commence before late-2021, the Company has also accrued $2.0 million in Annual Advance Royalty payments which will be due in four $0.5 million installments in October 2018, 2019, 2020 and 2021, respectively.  The 2017 payment was made on October 19, 2017.  The Estimate and the Annual Advance Royalty are collectively referred to as the “Advance Royalties.”  All Advance Royalties are credited against the MHMI Production Royalties once the molybdenum mine has achieved commercial production.  After the mine begins production, the LLC estimates that the MHMI Production Royalties will be in excess of the Annual Advance Royalties for the life of the Mt. Hope Project.  Until the advance royalties are fully credited, the LLC will pay one half of the calculated Production Royalty annually.  Assuming a $12 molybdenum price, the Annual Advance Royalties will be consumed within the first five years of commercial production.

On February 28, 2018, EMLLC and MHMI entered into an amendment to the Mt. Hope Lease. The amendment primarily concerns non-molybdenum royalty arrangements that are applicable to the Cu-Ag target and zinc mineralization. The amendment provides for net returns production royalties of 4% for all non-molybdenum minerals.  With respect to zinc production only, there is the potential to increase the 4% royalty to 5% dependent on increasing zinc prices. These royalties are consistent with other royalty mining practices in Nevada.

Production Royalty

Following commencement of commercial production, the LLC will be required to pay a molybdenum production royalty to MHMI and Exxon Corporation (“Exxon”) as follows:

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

Mt. Hope Project Ownership

From October 2005 to January 2008, we owned the rights to 100% of the Mt. Hope Project.  Effective as of January 1, 2008, we contributed all of our interest in the assets related to the Mt. Hope Project, including the Mt. Hope Lease, discussed above, into the LLC, and in February 2008 entered into a joint venture agreement (“LLC Agreement”) for the development and operation of the Mt. Hope Project with POS-Minerals Corporation (“POS-Minerals”).  Under the LLC Agreement, POS-Minerals owns a 20% interest in the LLC and General Moly, through Nevada Moly, LLC (“Nevada Moly”), a wholly-owned subsidiary, owns an 80% interest.  The ownership interests and/or required capital contributions under the LLC Agreement can change as discussed below.

Pursuant to the terms of the LLC Agreement, POS-Minerals made its first and second capital contributions to the LLC totaling $100.0 million during the year ended December 31, 2008 (“Initial Contributions”).  Additional amounts of $100.7 million were received from POS-Minerals in December 2012, following receipt of major operating permits for the Mt. Hope Project, including the initial Record of Decision (“ROD”) from the U.S. Bureau of Land Management (“BLM”), which has since been vacated, see “Permitting Considerations” below.

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

The original Return of Contributions amount due to POS-Minerals is reduced, dollar for dollar, by the amount of capital contributions for equipment payments required from POS-Minerals under approved budgets of the LLC, as discussed further below.  During the period January 1, 2015 to December 31, 2017, this amount was reduced by $2.4 million, consisting of 20% of an $8.4 million principal payment made on milling equipment in March 2015, a $2.2 million principal payment made on electrical transformers in April 2015, and a $1.2 million principal payment made on milling equipment in April 2016, such that the remaining amount due to POS-Minerals is $33.6 million.  If Nevada Moly does not fund its additional capital contribution in order for the LLC to make the required Return of Contributions to POS-Minerals set forth above, POS-Minerals has an election to either make a secured loan to the LLC to fund the Return of Contributions, or receive an additional interest in the LLC estimated to be 5%.  In the latter case, Nevada Moly’s interest in the LLC is subject to dilution by a percentage equal to the ratio of 1.5 times the amount of the unpaid Return of Contributions over the aggregate amount of deemed capital contributions (as determined under the LLC Agreement) of both parties to the LLC (“Dilution Formula”).  At December 31, 2017, the aggregate amount of deemed capital contributions of both parties was $1,085.0 million.

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

Effective January 1, 2015, Nevada Moly and POS-Minerals signed an amendment to the LLC Agreement under which a separate $36.0 million belonging to Nevada Moly, held by the LLC in a reserve account established in December 2012, is being released for the mutual benefit of both members related to annual jointly approved Mt. Hope Project expenses through 2021.  In January 2015, the reserve account funded a reimbursement of contributions made by the members during the fourth quarter of 2014, inclusive of $0.7 million to POS-Minerals and $2.7 million to Nevada Moly.  The remaining reserve account funds are now being used to pay ongoing jointly approved expenses of the LLC until the Company obtains full financing for its portion of the Mt. Hope Project construction cost, or until the reserve account is exhausted.  Any remaining funds after financing is obtained will be returned to the Company.  The balance of the reserve account was $9.9 million and $13.0 million at December 31, 2017 and 2016, respectively.

Agreement with AMER

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

On November 2, 2015, the Company and AMER entered into an amendment to the AMER Investment Agreement, utilizing a three-tranche investment.  The first tranche of the amended AMER Investment Agreement closed on November 24, 2015 for a $4.0 million private placement representing 13.3 million shares, priced at $0.30 per share, and warrants (the “AMER Warrants”) to purchase 80.0 million shares of common stock at $0.50 per share, which will become exercisable upon availability of an approximately $700.0 million senior secured loan (“Bank Loan”). The funds received from the $4.0 million private placement were divided evenly between general corporate purposes and an expense reimbursement account which is available to both AMER and the Company to cover anticipated Mt. Hope financing costs and other jointly sourced business development opportunities. In addition, AMER and General Moly entered into a Stockholder Agreement allowing AMER to nominate a director to the General Moly Board of Directors, and additional directors following the close of Tranche 3, discussed below, and drawdown of the Bank Loan.  The Stockholder Agreement also governs amer’s acquisition and transfer of General Moly shares.  Prior to closing the first tranche, the parties agreed to eliminate certain conditions to its closing.  Following the closing, AMER nominated Tong Zhang to serve as a director of the Company, and he was appointed to the Board of Directors on December 3, 2015.

On October 16, 2017, the Company and AMER announced the closure of the second tranche of the parties’ three-tranche financing agreement.  At the close of Tranche 2, General Moly issued 14,634,146 shares to AMER, priced at the volume weighted average price (“VWAP”) for the 30-day period ending August 7, 2017 (the date of the parties’ Amendment No. 2 to the Investment and Securities Purchase Agreement) of $0.41 per share for a private placement of $6.0 million by AMER.  The equity sale proceeds of $5.5 million are available for general corporate purposes, while $0.5 million is held in the expense reimbursement account established at the first tranche close to cover costs related to the Mt. Hope Project financing and other jointly sourced business development opportunities.

The third tranche of the amended AMER Investment Agreement will include a $10.0 million private placement representing 20.0 million shares, priced at $0.50 per share.  Completion of the third tranche is conditioned upon the earlier of the reissuance of water permits for the Mt. Hope Project or completion of a joint business opportunity involving use of 10.0 million common shares of General Moly stock.  After the third tranche of the agreement is completed, AMER will be entitled to nominate a second director to General Moly’s Board of Directors.

The further amended AMER Investment Agreement reaffirms continuation of the strategic partnership formed between the Company and AMER to assist in obtaining full financing for the Mt. Hope Project.  The issuance of shares in connection with the third tranche of the AMER Investment Agreement was approved by General Moly stockholders at the Special Meeting of Stockholders on December 15, 2017.

In addition to the AMER Investment Agreement discussed above, the Company and AMER are jointly evaluating other potential opportunities, ranging from outright acquisitions, privatizations, or significant minority interest investments.  The current focus is on base metal prospects, where the Company would benefit from management fees, equity interests, or the acquisition of both core and non-core assets.  From commencement of the AMER Investment

Agreement in 2015 to December 31, 2017, the Company and AMER have spent approximately $1.6 million from the expense reimbursement account described above in connection with such evaluations.

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

Environmental Evaluations

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

Mt. Hope Permitting Requirements

The Mt. Hope Project requires both federal and state of Nevada permits before construction and operations can commence.  Major permits required for the Mt. Hope Project include the ROD, a BLM issued permit, water appropriation permits from the Nevada Division of Water Resources, the Water Pollution Control (“WPC”) permit and Reclamation Permit from the NDEP—BMRR, received in November 2012, and an Air Quality Permit (“AQP”) from the NDEP—Bureau of Air Pollution Control (“BAPC”), received in May 2012.  We continue to comply with the conditions of these permits and update or renew them as appropriate.

The BLM prepared an EIS analyzing the environmental impacts of the Mt. Hope Project and alternatives in accordance with the National Environmental Policy Act (“NEPA”).  Upon completion and approval of the EIS, in November 2012, the BLM issued the initial ROD for the Mt. Hope Project, authorizing development of the Mt. Hope Project, since vacated by the U.S. Court of Appeals for the Ninth Circuit in December 2016, discussed below.  On April 23, 2015, the BLM issued a Finding of No Significant Impact (“FONSI”) supporting their Decision to approve an amendment to the PoO.  The ROD and FONSI/Decision approve the PoO and amended PoO, respectively, for construction and operation of the mining and processing facilities and also grant the Right-of-Way, and amended Right-of-Way, respectively, for a 230kV power transmission line, discussed below.  Monitoring and mitigation measures identified in the initial ROD and FONSI, developed in collaboration with the regulatory agencies involved throughout the permitting process, will avoid, minimize, and mitigate environmental impacts, and reflect the Company’s commitment to be good stewards of the environment.  Ongoing changes to permits and the PoO during the life of mining operations are typical as design evolves and operations are optimized.

On February 15, 2013, Great Basin Resource Watch and the Western Shoshone Defense Project (“Plaintiffs”) filed a Complaint against the U.S. Department of the Interior and the BLM (“Defendants”) in the U.S. District Court, District of Nevada (“District Court”), seeking relief under NEPA and other federal laws challenging the BLM’s issuance of the ROD for the Mt. Hope Project, and on February 20, 2013 filed a Motion for Preliminary Injunction.  The District Court allowed the LLC to intervene in the matter.

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

Thereafter, on September 22, 2014, the Plaintiffs filed their notice of appeal to the U.S. Court of Appeals for the Ninth Circuit (“Ninth Circuit”) of the District Court’s dismissal.  Oral argument of the parties before the Ninth Circuit was completed on October 18, 2016.  On December 28, 2016, the Ninth Circuit issued its Opinion rejecting many of the arguments raised by the Plaintiffs challenging the EIS completed for the Mt. Hope Project, but issuing a narrow reversal of the BLM's findings related to air quality analysis and information related to potential public water resources. Because of this technical deficiency, the Court vacated the ROD, and the BLM is conducting additional evaluation of air quality impacts and the resulting cumulative impact analysis under the NEPA through a supplemental EIS to address the concerns noted by the Ninth Circuit.  The Company is confident in the BLM’s process and working closely with the agency to resolve concerns with air quality baseline studies and other questions raised by the Ninth Circuit. To resolve the issues identified by the Ninth Circuit, BLM has determined that a Supplemental Environmental Impact Statement (“SEIS”) will be prepared.  The SEIS will disclose additional information to the public related to the selection of appropriate background concentrations to use for dispersion modeling of air pollutants and information related to potential public water resources.  Because the SEIS must be prepared in accordance with the NEPA guidelines, the SEIS process will include three publications in the Federal Register, each of which may take several weeks to process.  The first of these publications is the Notice of Intent (“NOI”) which declares the BLM’s intent to prepare the SEIS.  The NOI was published in the Federal Register on July 19, 2017.  With publication of notice announcing preparation of a SEIS, we are working with the BLM to complete the draft SEIS and participating with the necessary public review to receive a new ROD, anticipated in early 2019, authorizing the eventual construction and operation of the Mt. Hope Project.

Environmental regulations related to reclamation require us to estimate the cost for a third-party contractor to perform reclamation activities on the minesite.  In October 2015, we submitted a request to the BLM to reduce our reclamation liability to current surface disturbance.  Simultaneously, we submitted an application to NDEP-BMRR to modify the Reclamation Permit to reflect this reduced reclamation liability. On October 26, 2015, NDEP-BMRR approved the proposed permit modification, including the reduced reclamation liability amount.   On December 21, 2015, BLM approved the updated reclamation liability estimate, reducing the reclamation liability to approximately $2.8 million.  We worked with the LLC’s reclamation surety underwriters to satisfy the reduced $2.8 million financial guarantee requirements under the approved amended PoO for the Mt. Hope Project.  As of December 31, 2017, the surety bond program remains funded with a cash collateral payment of $0.3 million.

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

The PUCN permit allows the LLC to build the transmission infrastructure in a timely manner and provide the necessary capacity to power construction activities and Mt. Hope Project operations. Construction of the transmission line will also include upgrades to the existing Machacek Substation near Eureka that will improve the reliability of electrical power to the community.  At full production, the Mt. Hope Project will have a total electrical demand load of approximately 75 megawatts. Transmission capacity will be secured using a network services agreement and the LLC will negotiate for generating capacity prior to the Mt. Hope Project commissioning activities, which will be available once the power line is constructed and energized.

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

Water Rights Considerations

In July 2011, the Nevada State Engineer (“State Engineer”) approved our applications for new appropriation of water for mining and milling use, and applications to change existing water from agricultural irrigation use to mining and milling use for the Mt. Hope Project.  Subsequently, the State Engineer granted water permits associated with the approved applications and approved a Monitoring, Management and Mitigation Plan (“3M Plan”) for the Mt. Hope Project.  Eureka County, Nevada and two other parties comprised of water rights holders in Diamond Valley and Kobeh Valley appealed the State Engineer’s decision approving the applications and granting the water permits to the Nevada State District Court (“District Court”) and then filed a further appeal to the Nevada Supreme Court challenging the District Court’s decision affirming the State Engineer’s decision to approve the applications and grant the water permits.  In June 2013, the appeal was consolidated by the Nevada Supreme Court with an appeal of the State Engineer’s approval of the 3M Plan filed by two water rights holders.  The District Court previously upheld the State Engineer’s approval of the 3M Plan and the two parties subsequently appealed the District Court’s decision to the Nevada Supreme Court.

On September 18, 2015, the Nevada Supreme Court issued an Order that reversed and remanded the cases to the District Court for further proceedings consistent with the Order.  On October 29, 2015, the Nevada Supreme Court issued the Order as a published Opinion.  The Nevada Supreme Court ruled that the State Engineer did not have sufficient evidence in the record at the time he approved the applications and granted the water permits to demonstrate that successful mitigation may be undertaken so as to dispel the threat to existing water rights holders.

On September 27, 2017, the Nevada Supreme Court affirmed a March 4, 2016 District Court Order vacating the 3M Plan, denying the water applications and vacating the permits issued by the State Engineer in July 2011 and June 2012.  This decision of the Nevada Supreme Court is final, and not subject to further appeal.

Now that the Company has received this final decision from the Nevada Supreme Court, it is proceeding with new applications to change existing agricultural irrigation and mining/milling water rights owned by the Company to use at the Mt. Hope Project.  These new change applications were filed with the State Engineer in 2015 and 2016 while the above described appeals were pending before the Nevada Supreme Court.  Originally, these applications and other new appropriation applications were to be addressed at a pre-hearing conference scheduled on August 25, 2016 before the State Engineer.  These applications were the subject of Writ of Prohibition or Mandamus (“Writ”) filed by Eureka County on August 23, 2016 to the Nevada Supreme Court seeking the Supreme Court’s intervention to stop further action by the State Engineer while the appeals discussed above were pending.  On December 22, 2017 the Nevada Supreme Court denied Eureka County’s Writ Petition.  As a result, the State Engineer allowed a pre-hearing conference scheduled for January 24, 2018 to proceed, and the conference was completed at that date.  At the pre-hearing conference the State Engineer and his hearing officer scheduled review of the new change applications for a hearing commencing on September 11, 2018 in Carson City, Nevada.  We intend to aggressively prosecute support for approval of these applications at the hearing, and look forward to a decision from the State Engineer in early 2019.

Equipment and Supply Procurement

Through December 31, 2017, the LLC has made deposits and/or final payments of $87.9 million on equipment orders.

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

Also in 2012, the LLC issued a firm purchase order for four mine production drills with a non-refundable down-payment of $0.4 million, and pricing was subject to escalation if the drills were not delivered by the end of 2013.  Since that time, the LLC has renegotiated the contract to further delay delivery into December 2018.  The contract remains cancellable with no further liability to the LLC.

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

Local Resources and Infrastructure

The town of Eureka, Nevada is approximately 21 miles to the south of the Mt. Hope Project, via Route 278.  The infrastructure requirements to support the mine and mill concentrator consist of bringing power and water to the property, commensurate with the operational requirements, including developing a water wellfield within the Kobeh Valley water basin, constructing site access roads, constructing maintenance shops for the mine and plant administrative offices, constructing a potable water supply system, constructing septic drain field systems, installing emergency power generators and propane gas tanks, and installing facilities for project communications.  A 230kV power line is expected to be developed from the Machacek substation near Eureka to the mine site.

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

Surface rights on the Mt. Hope Project include BLM open range grazing rights; water rights are located in the vicinity of the Project.  Two power line easements cross within the property boundaries.  An existing easement for a 345kV transmission line runs north-south on the western edge of the property and the other existing easement is a medium-voltage power line that runs east along the existing main access road that connects to Route 278 to the eastern property boundary.  The LLC also has a right-of-way from the BLM for a microwave relay that provides network communications and voice radio capability for the mine site and will provide improved cellular service to the surrounding community.

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

All core and assay results from the extensive drilling campaigns are available to the Company.  Accordingly, this data has been incorporated into a high quality database and has been used to analyze and quantify the mineral resource.  The drilling at the Mt. Hope Project has been predominately performed by utilizing diamond core methods, and some reverse circulation (“RC”) in areas of condemnation and water well drilling.  The drill hole database used in the current mineral resource estimate includes 267 holes drilled for a total of 324,634 feet of drilling; 247,893 feet of which are core and RC collar/core finish, the remaining 76,741 feet are RC.

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

Reserves and Mineralized Material

Based on the $8.00/lb Mo pit design, the current statement of proven reserves totals 177.5 million tons of ore at an average grade of 0.094% molybdenum and probable reserves totaling 189.8 million tons of ore at an average grade of 0.066% molybdenum, as summarized below:

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

Footnotes to Statements of Reserves and Mineralized Material

The Company tabulated reserves at a cutoff grade of 0.039% sulfide Mo and a pit design based on a price of $8.00/lb of contained molybdenum as saleable molybdenum tri-oxide (“TMO”).  As of December 31, 2017, the 4 year backward average price (2014-2017) for molybdenum was $8.18/lb, as reported by Platts.  As of March 1, 2018, the weekly spot price was $12.46/lb.  The 4 year forward looking nominal average price (2018-2021) forecast by the CPM Group (a leading commodities research and consulting firm) is $12.33/lb.  Average the past 4 years and the future 4 years yields $10.26/lb.  At this average price, the estimated mineral sales from the $8.00/lb Mo pit mine plan generates a positive non-discounted, forward-looking cash flow.  Consequently, the $8.00/lb reserve pit design is again maintained.

The reserve at the Mt. Hope Project is based on a revised, non-optimized mine plan and production schedule, which was supervised by John M. Marek, P.E., President, Independent Mining Consultants, as a Qualified Person.  Mr. Marek also served as the Qualified Person for the January 2014 Technical Report entitled “Mount Hope Project, Form 43-101F1 Technical Report Feasibility Study, January 15, 2014” and, among other, was specifically responsible for Chapter 14 Mineral Resource Estimates and Chapter 15 Mineral Reserves.

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

Capital & Operating Cost Estimates

Presently, the development of the Mt. Hope Project has a Project Capital Estimate of $1,312 million, which includes development costs of approximately $1,245 million and $67 million in cash financial guaranty/bonding requirements, advance royalty payments, and power pre-payment estimates.  These capital costs were updated in the third quarter of 2012 and were then escalated by approximately 3% in the third quarter of 2013, for those items not yet procured or committed to by contract.  The Mt. Hope Project has not materially changed in scope and remains currently designed at approximately 65% engineering completion, with solid scope definition.  The pricing associated with this estimate remains subject to escalation associated with equipment, construction labor and commodity price increases, and project delays, which will continue to be reviewed periodically.  The Project Capital Estimate does not include financing costs or amounts necessary to fund operating working capital and potential capital overruns, is subject to additional holding costs as financing activities for construction of the Mt. Hope Project are delayed and may be subject to other escalation and de-escalation as contracts and purchase arrangements are finalized at then current pricing.  From October 2007 through the year ended December 31, 2017, the LLC spent approximately $289.3 million of the estimated $1,312 million on development of the Mt. Hope Project.

The LLC’s Project Operating Cost Estimate (for the $8.00/lb mineral reserve) forecasts molybdenum production of 41 million pounds per year for the first five years of operations at estimated average direct operating costs of $6.16 per pound based on $90 per barrel oil equivalent energy prices.  The Costs Applicable to Sales (“CAS”) per pound, including anticipated royalties calculated at a market price of $15 per pound molybdenum, are anticipated to average $6.84 per pound for the first 5 years.  For a reconciliation of direct operating costs, a non-GAAP measure, to CAS, see “—Description of the Mt. Hope Project—Reserves and Mineralized Material—Production and Operating Cost Estimates” below.  These cost estimates are based on 2013 constant dollars and are subject to cost inflation or deflation.

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

Pricing

In the first half of 2017, molybdenum prices surged to at just under $9 per pound and then decreased to the $7-$8 range mid-2017.  The molybdenum price rose strongly again in late 2017 and has continued to show strength to date in 2018. The global molybdenum oxide average weekly price on March 2, 2018 at $12.83 per pound is a 26 percent increase from the year-end 2017 price of $10.15 and 90 percent higher than the year-end 2016 price of $7.03, according to Platts.  The current price over $12 per pound reflects a price level last seen in 2014.  Further details are described in “Molybdenum Market Update” below.

As of February 2018, CPM projects that the molybdenum per pound average price will average $10.00 in 2018.  In its October 2017 molybdenum update, CPM forecasts real prices to average $12.83 for the period 2019 to 2022.

Production and Operating Cost Estimates

Production over the life of the Mt. Hope Project is estimated to be 517 million pounds of saleable molybdenum on a 100% basis ($8.00/lb reserve).  Average yearly production over the first full five years is estimated at 41 million pounds of molybdenum.  Direct operating costs for the Mt. Hope Project over the first full five years of operation are anticipated to average 6.16 per pound, using $90 per barrel oil equivalent energy costs, and Costs Applicable to Sales (“CAS”) per pound over the first full five years of operation, including anticipated royalties calculated at $15 per pound molybdenum, are anticipated to average $6.84 per pound.  Life of mine CAS are estimated to be approximately $7.61 per pound of molybdenum at $90 per barrel oil, inclusive of anticipated royalty payments calculated at $15 per pound molybdenum.  These cost estimates are based on 2013 constant dollars and are subject to cost inflation or deflation.  The Company will update the operating cost projections with new commodity pricing adjustments at the time of project construction restart.

Reconciliation between CAS, a measure based on accounting principles generally accepted in the United States of America (“GAAP”), and direct operating costs, a non-GAAP measure, is provided in the table below.

Description	First Five Years	Life of Mine
Direct operating costs	$6.16	$6.84
Royalty payments (1)	0.68	0.77
Total CAS	$6.84	$7.61

(1)	Royalty payments are a function of assumed molybdenum prices realized. The above calculation assumes a molybdenum price of $15.00 per pound.

These cost estimates are based on 2013 constant dollars and are subject to cost inflation or deflation.  The U.S. Bureau of Labor Statistics “Producer Price Index by Commodity for Intermediate Demand by Commodity Type: Processed Goods for Intermediate Demand” (WPSID61) dropped from a value of 200.0 in 2013 to 196.2 as of December 2017, indicating that our capital and operating cost estimates are still valid and conservative.

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

The Nevada Division of Environmental Protection (NDEP) has identified environmental concerns with some Liberty Project facilities acquired with the property.  NDEP’s concerns are related to aspects of previously approved closure plans required by Nevada regulation.  We are evaluating options, and have provided a proposal to NDEP to address these concerns.  It is anticipated that this will require additional cash outlays in 2018.

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

We may not be able to obtain, maintain or renew licenses, rights and permits required to develop or operate our mining projects, or we may encounter environmental conditions or requirements that would adversely affect our business

In the ordinary course of business, mining companies are required to seek governmental permits for expansion of existing operations or for the commencement of new operations. The LLC is required to obtain a ROD from the BLM, authorizing implementation of the Mt. Hope Project PoO.  As discussed above, the Ninth Circuit vacated the ROD which had approved the EIS for the Mt. Hope Project, rejecting air quality baseline metrics.  Additionally, the Nevada Supreme Court vacated our 3M Plan and water permits for the Mt. Hope Project due to insufficient evidence that the threat to existing water rights holders could be successfully mitigated.  The LLC is also required to obtain various state and federal permits including water protection, air quality, water rights and reclamation permits.  We may not be successful in obtaining a new ROD authorizing implementation of the Mt. Hope PoO or in obtaining a reissuance of our water permits from the Nevada State Engineer or in defending future appeals of the water permits, if reissued, or defending legal challenges to the anticipated new ROD and our other permits, which may affect our ability to maintain the permits.

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

The development of the Mt. Hope Project may continue to be delayed, which could result in increased costs or an inability to complete its development

The LLC may experience continued delays in developing the Mt. Hope Project.  These could increase its development costs, affect its economic viability, or prevent us from completing its development.  The timing of development of the Mt. Hope Project depends on many factors, some of which are beyond our and the LLC’s control, including:

•	Sustained low prices for molybdenum;

•	Timely availability of project financing to construct the Mt. Hope Project;

•	Timely availability of equipment;

•	Inability to obtain a reissuance of the ROD or reobtain water permits, and successfully defend subsequent appeals;

•	Continued appeals or unfavorable orders concerning our attempts to reobtain water rights, our state and federal permits, including the ROD;

•	Completion of advanced engineering;

•	Timely availability of labor and resources from construction contractors throughout construction of the project; and

•	Volatility in foreign exchange and/or interest rates.

Any delays caused by our inability to raise capital when needed may lead to the cancellation or extension of, or defaults under, agreements with equipment manufacturers or a need to sell equipment already purchased, any of which may adversely impact the Mt. Hope Project timeline.  Additionally, delays to the Mt. Hope Project schedule have consequences with regard to our sales agreement, the LLC Agreement with POS-Minerals, including potential claims by POS-Minerals, which may serve to increase our capital obligations and further enhance these risks.

Our profitability depends largely on the success of the Mt. Hope Project, the failure of which would have a material adverse effect on our financial condition

We are focused primarily on the ability to develop the Mt. Hope Project and to seek and obtain construction financing upon reobtaining necessary permits, and sustained improvement in current molybdenum market conditions.  Accordingly, our profitability depends largely upon the successful financing to continue the development and operation of this project.  We are currently incurring losses and we expect to continue to incur losses until sometime after molybdenum production begins at the Mt. Hope Project.  The LLC may never achieve production at the Mt. Hope Project and may never be profitable even if production is achieved.  The failure to see improvements in the molybdenum market such that we may seek and obtain financing for the construction of the Mt. Hope Project would have a material adverse effect on our financial condition, results of operations and cash flows.  Even if the LLC is successful in construction and eventually achieving production, an interruption in operations at the Mt. Hope Project that prevents the LLC from extracting ore from the Mt. Hope Project for any reason would have a material adverse impact on our business.

If certain conditions are not met under the AMER transaction documents, our ability to begin construction of the Mt. Hope Project could be delayed further

The additional investments by AMER in our common stock and the related proposed financing with a Chinese bank and the molybdenum supply agreement are subject to a number of conditions precedent, including reobtaining our water permits or closing a mutually acceptable transaction involving more than 10 million shares of Company stock and negotiation of acceptable loan terms with a Chinese bank.  These conditions may not be met, in which case our ability to begin construction of the Mt. Hope Project could be delayed further.

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

If additional financing is not available, or available only on terms that are not acceptable to us, we may be unable to fund the development and expansion of our business, attract and retain qualified personnel, take advantage of business opportunities or respond to competitive pressures.  Any of these events may harm our business.  Also, if we raise funds by issuing additional shares of our common stock, preferred stock, debt securities convertible into preferred or common stock, use of our At the Market Offering capability, or a sale of additional minority interests in our assets, our existing stockholders will experience dilution, which may be significant, to their ownership interest in us or our assets.  If we raise funds by issuing shares of a different class of stock other than our common stock or by issuing debt, the holders of such different classes of stock or debt securities may have rights senior to the rights of the holders of our common stock.

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

•	Approval of the conduct of business other than the development, construction, operations and financing of the Mt. Hope Project, including the potential Cu-Ag target and zinc mineralization, and

•	Approval of the issuance by the LLC of an ownership interest to any person other than Nevada Moly or POS-Minerals.

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

Furthermore, the need to reassess the feasibility of any of our projects if molybdenum prices were to return to  historical lows could cause substantial delays.  Mineral reserve calculations and life-of-mine plans using lower molybdenum prices could result in reduced estimates of mineral reserves and in material write-downs of our investment in mining properties and increased amortization, reclamation and closure charges.

The volatility in metals prices is illustrated by the quarterly average price range from January 2002 through December 31, 2017 for molybdenum:  approximately $2.70 - $35.40 per pound.  The worldwide molybdenum price fluctuated between approximately $5.30 per pound in 2003 to over $40.00 per pound in 2005 and traded in the mid-$30s per pound prior to October 2008, when prices fell from approximately $33.50 per pound to $7.70 per pound in April 2009 as a result of the global financial crisis.  Subsequent to April 2009, prices slowly rose finishing 2009 at $12.00 per pound and further increasing to finish 2010 at $16.40 per pound.  By the end of 2011, prices had pulled back to $13.30 per pound, then decreased further to approximately $9.80 per pound at the conclusion of 2013, and fell further to approximately $9.10 per pound by the end of 2014.  Beginning in September 2014, molybdenum price experienced a sharp pullback reflecting softening spot market molybdenum demand and a strengthening U.S. dollar, amongst other factors.  A slow price recovery produced a range between $7.03 and $10.15 per pound during 2017.  Although we estimate the Mt. Hope Project’s average cost of production over the first five years to be approximately $7.00 per pound, a sustained period of lower molybdenum prices would have material negative impacts on the Company’s profitability.  Actual molybdenum prices when and if we commence commercial production cannot be estimated and are subject to numerous factors outside our control.

Our profitability is subject to demand for molybdenum, and any decrease in that demand, or increase in the world’s supply, could adversely affect our results of operations

Molybdenum is used primarily in the steel industry.  The demand for molybdenum from the steel industry and other industries was extremely robust through the third quarter of 2008, primarily fueled by growth in Asia and other developing countries.  Beginning in the fourth quarter of 2008, the global financial crisis forced steel companies to substantially reduce their production levels with a corresponding reduction in the consumption of molybdenum, which contributed to the decline in the price of molybdenum.  Starting in September 2014, molybdenum prices began to decline and remained low through 2016, but improved throughout 2017 and continue to do so in 2018.  Continued low molybdenum prices could delay our ability to obtain other financing, and could cause a continued suspension of our development or, in the future, a suspension of our mining operations at our Mt. Hope Project.

A sustained significant increase in molybdenum supply could also adversely affect our results.  CPM Group estimates that during the next five years a total of 55 million annual pounds of production could be added to the supply of molybdenum (including a portion of the supply from our Mt. Hope Project).  In the event demand for molybdenum does not increase to consume the potential additional production, the price for molybdenum may be adversely affected.

We are exposed to counter party risk, which may adversely affect our results of operations

The off-take sales agreements the Company has completed contain provisions allowing for the sale of molybdenum at certain floor prices, or higher, over the life of the agreements.  During the past 18 months there have been periods where the spot molybdenum prices fell below the inflation-adjusted floor prices in the contracts.  During these time periods all off-take contracts would have provided for the Company to sell molybdenum at above-spot prices.  In addition, presently, one of our off-take agreement counterparties currently has the option to cancel its agreement, and a second off-take agreement will expire on December 31, 2020 if production at specified minimum levels has not commenced by that date.  We currently do not expect to commence commercial production before late 2021.  In the event that our contract counterparties choose not to honor their contractual obligations, attempt to terminate these agreements as a result of the continuing delay in achieving production, or discontinue operations, our profitability may be adversely impacted.  We may be unable to sell any product our contract parties fail to purchase in a timely manner, at comparable prices, or at all.

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

Any material inaccuracies in our production or cost estimates could adversely affect our results of operations

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

Climate change and climate change legislation or regulations may adversely impact General Moly’s planned future operations

Energy is anticipated to be a significant input in General Moly’s operations.  A number of governmental bodies have introduced or are contemplating legislative and regulatory change in response to the possible impacts of climate change.  U.S. Congress and several states have initiated legislation regarding climate change that could affect energy prices and demand.  In December 2009, the EPA issued an endangerment finding under the federal Clean Air Act indicating that current and projected concentrations of certain mixed greenhouse gases in the atmosphere, including carbon dioxide, threaten the public health and welfare.  It is possible that regulation may be promulgated in the U.S. to address the concerns raised by the endangerment finding.  In December 2015, the U.S. and 195 other nations attending the United Nations Climate Change Conference adopted the Paris Agreement on global climate change, which establishes a universal framework for addressing greenhouse gas emissions based on nationally determined contributions. It also creates a process for participating countries to review and increase their intended emissions reduction goals every five years. Although the U.S. has indicated an intention to withdraw its participation in the Paris

Agreement, the ultimate impact of the Paris Agreement depends on its ratification and implementation by participating countries, and cannot be determined at this time.

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

Our ability to operate our Company effectively could be impaired if we lose key personnel or if we are not able to attract and retain the additional personnel we will need to develop any of our projects, including the Mt. Hope Project

We are a small company with a limited operating history and relatively few employees.  The development of any of our proposed projects, including the Mt. Hope Project, will place substantial demands on us.  We depend on the services of key executives and a small number of personnel, including our Chief Executive Officer/Chief Financial Officer, Chief Operating Officer, Chief Legal Officer, Principal Accounting Officer and Vice President of Environmental and Permitting.

We will be required to recruit additional personnel and to train, motivate and manage these new employees as our projects mature toward eventual construction and operation.  The number of persons skilled in the development and operation of mining properties is limited and significant competition exists for these individuals.  We implemented a reduction in force in November 2014 and another in October 2015, affecting more than 40% of our employees and contractors as a result of the delay in our ability to obtain project financing.  In each of January 2015, 2016, 2017 and 2018, we implemented an annual retention program including equity stay incentives to our officer and all non-officer employees, though this retention program may not be successful in retaining our executives and key employees.  We may not be able to attract and retain qualified personnel in the future.  We do not maintain “key person” life insurance to cover our executive officers.  Due to the relatively small size of our company and the specific skill sets of our key employees, the loss of any of our key employees or our failure to attract and retain key personnel may delay or otherwise adversely affect the development of the Mt. Hope Project, which could have a material adverse effect on our business.

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

•

The ability to obtain and maintain all other permits, water rights, and approvals for the Mt. Hope Project and the Liberty Project, and potential development of the Cu-Ag target and zinc mineralization;

•	Our dependence on the success of the Mt. Hope Project;

•	Our ability to satisfy the conditions to the third tranche of investment by AMER under the investment agreement, or to complete the $700 million bank loan or the molybdenum supply agreement;

•	Issues related to the management of the Mt. Hope Project pursuant to the LLC Agreement;

•	Risks related to the failure of POS-Minerals to make ongoing cash contributions pursuant to the LLC Agreement;

•	Our ability to obtain approval from POS-Minerals to explore and develop the Cu-Ag target and zinc mineralization;

•	Fluctuations in the market price of, demand for, and supply of molybdenum and other metals;

•	The estimation and realization of mineral reserves and production estimates, if any;

•	The timing of exploration, development and production activities and estimated future production, if any;

•	Estimates related to costs of production, capital, operating and exploration expenditures;

•	Requirements for additional capital and our ability to obtain additional capital in a timely manner and on acceptable terms;

•	Our ability to renegotiate, restructure, suspend, cancel or extend payment terms of contracts as necessary or appropriate in order to conserve cash;

•	Government regulation of mining operations, environmental conditions and risks, reclamation and rehabilitation expenses;

•	Title disputes or claims;

•	Limitations of and access to certain insurance coverage; and

•	The future price of molybdenum, copper or other metals.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 3.LEGAL PROCEEDINGS

Water Rights

In July 2011, the Nevada State Engineer (“State Engineer”) approved our applications for new appropriation of water for mining and milling use, and applications to change existing water from agricultural irrigation use to mining and milling for the Mt. Hope Project.  Subsequently, the State Engineer granted water permits associated with the approved applications and approved a Monitoring, Management and Mitigation Plan (“3M Plan”) for the Mt. Hope Project.  Eureka County, Nevada and two other parties comprised of water rights holders in Diamond Valley and Kobeh Valley appealed the State Engineer’s decision approving the applications and granting the water permits to the Nevada State District Court (“District Court”) and then filed a further appeal to the Nevada Supreme Court challenging the District Court’s decision affirming the State Engineer’s decision to approve the applications and grant the water permits.  In June 2013, the appeal was consolidated by the Nevada Supreme Court with an appeal of the State Engineer’s approval of the 3M Plan filed by two water rights holders.  The District Court previously upheld the State Engineer’s approval of the 3M Plan and the two parties subsequently appealed the District Court’s decision to the Nevada Supreme Court.

On September 18, 2015, the Nevada Supreme Court issued an Order that reversed and remanded the cases to the District Court for further proceedings consistent with the Order.  On October 29, 2015, the Nevada Supreme Court issued the Order as a published Opinion.  The Nevada Supreme Court ruled that the State Engineer did not have sufficient evidence in the record at the time he approved the applications and granted the water permits to demonstrate that successful mitigation may be undertaken so as to dispel the threat to existing water rights holders.

On September 27, 2017, the Nevada Supreme Court affirmed a March 4, 2016 District Court Order vacating the 3M Plan, denying the water applications and vacating the permits issued by the State Engineer in July 2011 and June 2012.  This decision of the Nevada Supreme Court is final, and not subject to further appeal.

Now that the Company has received this final decision from the Nevada Supreme Court, it is proceeding with new applications to change existing agricultural irrigation and mining/milling water rights owned by the Company to use at the Mt. Hope Project.  These new change applications were filed with the State Engineer in 2015 and 2016 while the above described appeals were pending before the Nevada Supreme Court.  Originally these applications and other new appropriation applications were to be addressed at a pre-hearing conference scheduled on August 25, 2016 before the State Engineer.  These applications were the subject of Writ of Prohibition or Mandamus (“Writ”) filed by Eureka County on August 23, 2016 to the Nevada Supreme Court seeking the Supreme Court’s intervention to stop further action by the State Engineer while the appeals discussed above were pending.  On December 22, 2017 the Nevada Supreme Court denied Eureka County’s Writ Petition.  As a result, the State Engineer allowed a pre-hearing conference scheduled for January 24, 2018 to proceed, and the conference was completed at that date.  At the pre-hearing conference the State Engineer and his hearing officer scheduled review of the new change applications for a hearing commencing on September 11, 2018 in Carson City, Nevada.  We intend to aggressively prosecute support for approval of these applications at the hearing, and look forward to a decision from the State Engineer in early 2019.

Permitting

On February 15, 2013, Great Basin Resource Watch and the Western Shoshone Defense Project (“Plaintiffs”) filed a Complaint against the U.S. Department of the Interior and the BLM (“Defendants”) in the U.S. District Court, District of Nevada (“District Court”), seeking relief under NEPA and other federal laws challenging the BLM’s issuance of the ROD for the Mt. Hope Project, and on February 20, 2013 filed a Motion for Preliminary Injunction.  The District Court allowed the LLC to intervene in the matter.

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

Thereafter, on September 22, 2014, the Plaintiffs filed their notice of appeal to the U.S. Court of Appeals for the Ninth Circuit (“Ninth Circuit”) of the District Court’s dismissal.  Oral argument of the parties before the Ninth Circuit was completed on October 18, 2016.  On December 28, 2016, the Ninth Circuit issued its Opinion rejecting many of the arguments raised by the Plaintiffs challenging the EIS completed for the Mt. Hope Project, but issuing a narrow reversal of the BLM's findings related to air quality analysis. Because of this technical deficiency, the Court vacated the ROD, and the BLM is conducting additional evaluation of air quality impacts and resulting cumulative impact analysis under NEPA through a supplemental EIS to address the concerns noted by the Ninth Circuit.  The Company is confident in the BLM’s process and working closely with the agency to resolve concerns with air quality baseline studies and other questions raised by the Ninth Circuit. To resolve the issues identified by the Ninth Circuit, BLM has determined that a Supplemental Environmental Impact Statement (“SEIS”) will be prepared.  The SEIS will disclose additional information to the public related to the selection of appropriate background concentrations to use for dispersion modeling of air pollutants and information related to potential public water resources.  Because the SEIS must be prepared in accordance with the NEPA guidelines, the SEIS process will include three publications in the Federal Register, each of which may take several weeks to process.  The first of these publications is the Notice of Intent (“NOI”) which declares the BLM’s intent to prepare the SEIS.  The NOI was published in the Federal Register on July 19, 2017.  With publication of notice announcing preparation of a SEIS, we are working with the BLM to complete the draft SEIS and participating with the necessary public review to receive a new ROD, anticipated in early 2019, authorizing the eventual construction and operation of the Mt. Hope Project.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the NYSE American under the symbol “GMO.”  On February 14, 2008 our common stock began trading on the Toronto Stock Exchange (“TSX”), also under the symbol “GMO.”

The following table sets forth our common stock closing price as reported on the NYSE American:

Year	Quarter	High	Low
2017	First Quarter	$0.68	$0.26
	Second Quarter	$0.49	$0.28
	Third Quarter	$0.48	$0.35
	Fourth Quarter	$0.37	$0.28
2016	First Quarter	$0.38	$0.15
	Second Quarter	$0.44	$0.31
	Third Quarter	$0.37	$0.28
	Fourth Quarter	$0.32	$0.22

Holders

As of March 10, 2018, there were approximately 365 holders of record of our common stock.

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

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs
January 1, 2017, through January 31, 2017	198,410	$0.30	—	—

(1)	Represents shares of common stock delivered to us as payment of withholding taxes due upon the vesting of restricted stock held by our employees.

ITEM 6.SELECTED FINANCIAL DATA

	(in millions, except per share data)
For the Years Ended December 31,	2017	2016	2015	2014	2013
Loss from operations	$(7.1)	$(7.1)	$(9.7)	$(11.0)	$(9.8)
Net loss	(8.0)	(8.1)	(15.2)	(11.0)	(16.3)
Basic and diluted net loss per share	$(0.07)	$(0.07)	$(0.16)	$(0.12)	$(0.18)

At December 31,	2017	2016	2015	2014	2013
Total assets	$335.8	$337.3	$346.3	$362.0	$360.7
Long-term obligations	42.4	42.3	42.2	34.3	24.8
Contingently redeemable noncontrolling interest	172.6	172.7	173.3	210	209.0
Total stockholders’ equity	$107.8	$109.7	$117.4	$126.7	$134.8

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations constitutes management’s review of the factors that affected our financial and operating performance for the years ended December 31, 2017, 2016 and 2015.  This discussion should be read in conjunction with the consolidated financial statements and notes thereto contained elsewhere in this report.

Overview

We began the development of the Mt. Hope Project on October 4, 2007.  During the year ended December 31, 2008 we also completed work on a pre-feasibility study of our Liberty Project, which we updated during 2014.

Project Ownership

From October 2005 to January 2008, we owned the rights to 100% of the Mt. Hope Project.  Effective as of January 1, 2008, we contributed all of our interest in the assets related to the Mt. Hope Project, the Mt. Hope Lease, discussed above, into the LLC, and in February 2008 entered into an joint venture agreement (“LLC Agreement”) for the development and operation of the Mt. Hope Project with POS-Minerals Corporation (“POS-Minerals”).  Under the LLC Agreement, POS-Minerals owns a 20% interest in the LLC and General Moly, through Nevada Moly, LLC (“Nevada Moly”), a wholly-owned subsidiary, owns an 80% interest.  The ownership interests and/or required capital contributions under the LLC Agreement can change as discussed below.

Pursuant to the terms of the LLC Agreement, POS-Minerals made its first and second capital contributions to the LLC totaling $100.0 million during the year ended December 31, 2008 (“Initial Contributions”).  Additional amounts of $100.7 million were received from POS-Minerals in December 2012, following receipt of major operating permits for the Mt. Hope Project, including the initial Record of Decision (“ROD”) from the U.S. Bureau of Land Management (“BLM”).

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

The original Return of Contributions amount due to POS-Minerals is reduced, dollar for dollar, by the amount of capital contributions for equipment payments required from POS-Minerals under approved budgets of the LLC, as discussed further below.  As of December 31, 2017, this amount has been reduced by $2.4 million, consisting of 20% of an $8.4 million principal payment made on milling equipment in March 2015, a $2.2 million principal payment made on electrical transformers in April 2015, and a $1.2 million principal payment made on milling equipment in April 2016, such that the remaining amount due to POS-Minerals is $33.6 million.  If Nevada Moly does not fund its additional capital contribution in order for the LLC to make the required Return of Contributions to POS-Minerals set forth above, POS-Minerals has an election to either make a secured loan to the LLC to fund the Return of Contributions or receive an additional interest in the LLC estimated to be 5%.  In the latter case, Nevada Moly’s interest in the LLC is subject to dilution by a percentage equal to the ratio of 1.5 times the amount of the unpaid Return of Contributions over the aggregate amount of deemed capital contributions (as determined under the LLC Agreement) of both parties to the LLC (“Dilution Formula”).  At December 31, 2017, the aggregate amount of deemed capital contributions of both parties was $1,085.0 million.

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

The Reserve Account

Effective January 1, 2015, Nevada Moly and POS-Minerals signed an amendment to the LLC Agreement under which a separate $36.0 million belonging to Nevada Moly, held by the LLC in a reserve account established in December 2012, is being released for the mutual benefit of both members related to annual jointly approved Mt. Hope Project expenses through 2021.  In January 2015, the reserve account funded a reimbursement of contributions made by the members during the fourth quarter of 2014, inclusive of $0.7 million to POS-Minerals and $2.7 million to Nevada Moly.  The remaining reserve account funds are now being used to pay ongoing jointly approved expenses of the LLC until the Company obtains full financing for its portion of the Mt. Hope Project construction cost, or until the reserve account is exhausted.  Any remaining funds after financing is obtained will be returned to the Company.  The balance of the reserve account was $9.9 million and $13.0 million at December 31, 2017 and 2016, respectively.

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

On November 16, 2012, the BLM issued its initial ROD authorizing development of the Mt. Hope Project, since vacated by the U.S. Court of Appeals for the Ninth Circuit in December 2016, described below.  On April 23, 2015, the BLM issued a Finding of No Significant Impact (“FONSI”) supporting their Decision to approve an amendment to the PoO.  The ROD and FONSI/Decision approved the PoO and amended PoO, respectively, for construction and operation of the mining and processing facilities and also granted the Right-of-Way, and amended Right-of-Way, respectively, for a 230kV power transmission line, discussed below.  Monitoring and mitigation measures identified in the initial ROD and FONSI, developed in collaboration with the regulatory agencies involved throughout the permitting process, will avoid, minimize, and mitigate environmental impacts, and reflect the Company’s commitment to be good stewards of the environment.  Ongoing changes to permits and the PoO during the life of mining operations are typical as design evolves and operations are optimized.

On February 15, 2013, Great Basin Resource Watch and the Western Shoshone Defense Project (“Plaintiffs”) filed a Complaint against the U.S. Department of the Interior and the BLM (“Defendants”) in the U.S. District Court, District of Nevada (“District Court”), seeking relief under the National Environmental Policy Act (“NEPA”) and other federal laws challenging the BLM’s issuance of the ROD for the Mt. Hope Project, and on February 20, 2013 filed a Motion for Preliminary Injunction.  The District Court allowed the LLC to intervene in the matter.

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

Thereafter, on September 22, 2014, the Plaintiffs filed their notice of appeal to the U.S. Court of Appeals for the Ninth Circuit (“Ninth Circuit”) of the District Court’s dismissal.  Oral argument of the parties before the Ninth Circuit was completed on October 18, 2016.  On December 28, 2016, the Ninth Circuit issued its Opinion rejecting many of the arguments raised by the Plaintiffs challenging the Environmental Impact Statement ("EIS") completed for the Mt. Hope Project, but issuing a narrow reversal of the BLM's findings related to air quality analysis and information related to potential public water resources. Because of this technical deficiency, the Court vacated the ROD, and the BLM is conducting additional evaluation of air quality impacts and resulting cumulative impact analysis under NEPA through a supplemental EIS to address the concerns noted by the Ninth Circuit.  The Company is confident in the BLM’s process and working closely with the agency to resolve concerns with air quality baseline studies and other questions raised by the Ninth Circuit. To resolve the issues identified by the Ninth Circuit, BLM has determined that a Supplemental Environmental Impact Statement (“SEIS”) will be prepared.  The SEIS will disclose additional information to the public related to the selection of appropriate background concentrations to use for dispersion modeling of air pollutants and information related to potential public water resources.  Because the SEIS must be prepared in accordance with the NEPA guidelines, the SEIS process will include three publications in the Federal Register, each of which may take several weeks to process.  The first of these publications is the Notice of Intent (“NOI”) which declares the BLM’s intent to prepare the SEIS.  The NOI was published in the Federal Register on July 19, 2017.  With publication of notice announcing preparation of a SEIS, we are working with the BLM to complete the draft SEIS and participating with the necessary public review to receive a new ROD, anticipated in early 2019, authorizing the eventual construction and operation of the Mt. Hope Project.

Environmental regulations related to reclamation require that the cost for a third party contractor to perform reclamation activities on the minesite be estimated.  In October 2015, we submitted a request to the BLM to reduce our reclamation liability to current surface disturbance.  Simultaneously, we submitted an application to NDEP-BMRR to modify the Reclamation Permit to reflect this reduced reclamation liability. On October 26, 2015, NDEP-BMRR approved the proposed permit modification, including the reduced reclamation liability amount.   On December 21, 2015, BLM approved the updated reclamation liability estimate, reducing the reclamation liability to approximately $2.8 million.  We worked with the LLC’s reclamation surety underwriters to satisfy the reduced $2.8 million financial guarantee requirements under the approved amended PoO for the Mt. Hope Project.  As of December 31, 2017, the surety bond program remains funded with a cash collateral payment of $0.3 million.

Water Rights Considerations

In July 2011, the Nevada State Engineer (“State Engineer”) approved our applications for new appropriation of water for mining and milling use, and applications to change existing water from agricultural irrigation use to mining and milling for the Mt. Hope Project.  Subsequently, the State Engineer granted water permits associated with the approved applications and approved a Monitoring, Management and Mitigation Plan (“3M Plan”) for the Mt. Hope Project.  Eureka County, Nevada and two other parties comprised of water rights holders in Diamond Valley and Kobeh Valley appealed the State Engineer’s decision approving the applications and granting the water permits to the Nevada State District Court (“District Court”) and then filed a further appeal to the Nevada Supreme Court challenging the District

Court’s decision affirming the State Engineer’s decision to approve the applications and grant the water permits.  In June 2013, the appeal was consolidated by the Nevada Supreme Court with an appeal of the State Engineer’s approval of the 3M Plan filed by two water rights holders.  The District Court previously upheld the State Engineer’s approval of the 3M Plan and the two parties subsequently appealed the District Court’s decision to the Nevada Supreme Court.

On September 18, 2015, the Nevada Supreme Court issued an Order that reversed and remanded the cases to the District Court for further proceedings consistent with the Order.  On October 29, 2015, the Nevada Supreme Court issued the Order as a published Opinion.  The Nevada Supreme Court ruled that the State Engineer did not have sufficient evidence in the record at the time he approved the applications and granted the water permits to demonstrate that successful mitigation may be undertaken so as to dispel the threat to existing water rights holders.

On September 27, 2017, the Nevada Supreme Court affirmed a March 4, 2016 District Court Order vacating the 3M Plan, denying the water applications and vacating the permits issued by the State Engineer in July 2011 and June 2012.  This decision of the Nevada Supreme Court is final, and not subject to further appeal.

Now that the Company has received this final decision from the Nevada Supreme Court, it is proceeding with new applications to change existing agricultural irrigation and mining/milling water rights owned by the Company to use at the Mt. Hope Project.  These new change applications were filed with the State Engineer in 2015 and 2016 while the above described appeals were pending before the Nevada Supreme Court.  Originally these applications and other new appropriation applications were to be addressed at a pre-hearing conference scheduled on August 25, 2016 before the State Engineer.  These applications were the subject of Writ of Prohibition or Mandamus (“Writ”) filed by Eureka County on August 23, 2016 to the Nevada Supreme Court seeking the Supreme Court’s intervention to stop further action by the State Engineer while the appeals discussed above were pending.  On December 22, 2017 the Nevada Supreme Court denied Eureka County’s Writ Petition.  As a result, the State Engineer allowed a pre-hearing conference scheduled for January 24, 2018 to proceed, and the conference was completed at that date.  At the pre-hearing conference the State Engineer and his hearing officer scheduled review of the new change applications for a hearing commencing on September 11, 2018 in Carson City, Nevada.  We intend to aggressively prosecute support for approval of these applications at the hearing, and look forward to a decision from the State Engineer in early 2019.

Capital & Operating Cost Estimates

Presently, the development of the Mt. Hope Project has a Project Capital Estimate of $1,312 million, which includes development costs of approximately $1,245 million and $67 million in cash financial guaranty/bonding requirements, advance royalty payments, and power pre-payment estimates.  These capital costs were updated in the third quarter of 2012, and were then escalated by approximately 3% in the third quarter of 2013, for those items not yet procured or committed to by contract.  The Mt. Hope Project has not materially changed in scope and remains currently designed at approximately 65% engineering completion, with solid scope definition.  The pricing associated with this estimate remains subject to escalation associated with equipment, construction labor and commodity price increases, and project delays, which will continue to be reviewed periodically.  The Project Capital Estimate does not include financing costs or amounts necessary to fund operating working capital and potential capital overruns, is subject to additional holding costs as financing activities for construction of the Mt. Hope Project are delayed, and may be subject to other escalation and de-escalation as contracts and purchase arrangements are finalized at then current pricing.  From October 2007 through the quarter ended December 31, 2017, the LLC spent approximately $289.3 million of the estimated $1,312 million on development of the Mt. Hope Project.

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

Equipment and Supply Procurement

Through December 31, 2017, the LLC has made deposits and/or final payments of $87.9 million on equipment orders.

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

Also in 2012, the LLC issued a firm purchase order for four mine production drills with a non-refundable down-payment of $0.4 million, and pricing was subject to escalation if the drills were not delivered by the end of 2013.  Since that time, the LLC has renegotiated the contract to further delay delivery into December 2018.  The contract remains cancellable with no further liability to the LLC.

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

Molybdenum Market Update

During 2017, molybdenum demand benefitted from increased global steel output driven by a strong rebound in oil and gas drilling, particularly in North America as well as robust economic expansion in China, emerging markets, the United States of America and Europe.

The molybdenum price rose strongly in 2017. In the first half of 2017, molybdenum prices surged to at just under $9 per pound and then decreased to the $7-$8 range mid-2017.  The molybdenum price rose strongly again in late 2017 and has continued to show strength to date in 2018. The global molybdenum oxide average weekly price on March 2, 2018 at $12.83 per pound is a 26 percent increase from the year-end 2017 weekly price of $10.15 and 90 percent higher than the year-end 2016 weekly price of $7.03, according to Platts.  The current spot price over $12 per pound reflects a price level last seen in 2014.

During the second half of 2017, the CPM Group, a commodities research and consulting firm in New York, noted in its October 2017 Molybdenum Market Outlook Update report that stronger than expected molybdenum demand in China was driven by increased steel production. CPM stated that molybdenum supply temporarily tightened as some mines in China had restricted production from environmental inspections and poor weather conditions.

As of February 2018, CPM projects that the molybdenum per pound average price will average $10.00 in 2018.  In its October 2017 molybdenum update, CPM forecasts real prices to average $12.83 for the period 2019 to 2022.

2017 Demand & Supply

China uses approximately a third of global molybdenum and produces more than one-third of global molybdenum supply. China's continued strong steel fabrication demand led to rising imports of molybdenum concentrate in late 2017, according to CPM.  Also during 2017, higher molybdenum prices and depreciation of the yuan leading to lower production costs in China spurred increased molybdenum primary production, CPM stated.  CPM additionally reported increased molybdenum byproduct supply from major copper mines as copper prices rebounded in 2017.

While global molybdenum demand is estimated to have increased 4.8% to 535 million pounds in 2017 over 2016, worldwide molybdenum supply is forecast by CPM to have increased to 561 million pounds in 2017 from 510 million pounds in 2016.  Total world crude steel output increased by 5.3 percent to 1.7 billion metric tons in 2017 over 2016, according to the World Steel Association.  China, the world’s largest steel producer increased its steel output by 5.7 percent; India, the world’s third largest steel producer demonstrated a 6.2 percent increase; South Korea, the sixth largest steel producer in the world, reported a 3.7 percent increase, and Japan, the world’s second largest steel producer, reported roughly flat production in 2017.  As the fourth largest steel producer, the United States reported a 4.0 percent increase.  The emerging economies of Turkey and Brazil, both global top 10 steel producers, reported steel output increases of 13.1 percent and 9.9 percent, respectively.  Steel consumption especially for stainless and high strength steels is expected to be driven by global economic expansion.

Historical Prices

During 2016, the molybdenum market saw a slow recovery from 2015 with a range between $5.17 and $8.47 per pound, according to Platts’ global molybdenum oxide average weekly prices.  Led by China, stainless steel production worldwide increased 10.2% to 45.8 million tonnes in 2016 over 2015, according to the International Stainless Steel Forum.  The continued weak molybdenum market mirrored a general softening in commodities across the board.

During 2015, molybdenum demand remained weak as end-use industries of steel and energy were impacted by slowing global economies. The price slumped from a high of $9.35 in January 2015 to a low of $4.46 later in the year. The October 2015 low represented a retracement to a level last seen in 2003.

In 2014, the molybdenum price rallied to a high of $15.00 from a low of $8.82, but in September 2014 the molybdenum price experienced a pullback to single digits, reflecting softening molybdenum demand and a strengthening U.S. dollar, amongst other factors and fell to $9.00 by the end of 2014.

The global financial crisis in 2008 led to falling commodity prices and molybdenum, which dropped from approximately $33.50 per pound to under $8 in April 2009. The price fluctuated in the teens between 2009 and 2012, and fell below $10 in the second half of 2013.   However, as shown in the chart below, the molybdenum price is volatile and rose sharply from $5 to $40 between 2003 and 2005, and traded in the mid $30s prior to the global financial crisis in late 2008.

Molybdenum Weekly Spot Price (1/4/2007-3/9/2018)

$40
$35
$30
$25
$20
$15
$10
$5
$0
Jan-07
Jan-08
Jan-09
Jan-10
Jan-11
Jan-12
Jan-13
Jan-14
Jan-15
Jan-16
Jan-17
Jan-18

Outlook

 We believe the molybdenum market is in the early stages of an extended recovery and view the long-term outlook for our business positively, supported by limitations on long-term supplies of molybdenum, the requirements for molybdenum in the steel industry, and a recovery in the oil and gas industry.  World market prices for molybdenum and other commodities have fluctuated historically and are affected by numerous factors beyond our control.  We believe the underlying long-term fundamentals of the molybdenum business remain positive, supported by the significant role of molybdenum in the steel industry and a challenging long-term supply environment attributable to difficulty in replacing output from both existing and high cost mines with new production sources.

Future molybdenum prices are expected to be volatile and are likely to be influenced by demand from China and emerging markets, as well as the strength or weakness of the U.S. dollar, economic activity in the U.S. and other industrialized countries, the timing of the development of new supplies of molybdenum, and production levels of mines and molybdenum milling.

Liquidity, Capital Resources and Capital Requirements

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Our total consolidated cash balance at December 31, 2017 was $6.7 million compared to $8.5 million at December 31, 2016.  The decrease in our cash balances for the year ended December 31, 2017 was due to a variety of cash inflows and outflows.  Inflows included funds released from the reserve account of $3.1 million and $6.0 million from the closing of Tranche 2 of the AMER Investment Agreement.  Outflows included payments made on long-lead equipment orders of $0.6 million, $1.9 million in development costs for the Mt. Hope Project, transfer of $0.5 million to the reserve account held jointly by the Company and AMER, interest paid of $0.9 million and $7.0 million in general and administrative costs and Liberty Project care and maintenance costs.  Deposits on property, plant and equipment relate primarily to scheduled payments for long-lead time equipment for the Mt. Hope Project; see “— Contractual Obligations” below.  The majority of funds expended were used to advance the Mt. Hope Project.

The $36.0 million reserve account established in December of 2012, at the direction of the LLC management committee, was payable to Nevada Moly upon release, at which time the funds would have become available for use by the Company.  Effective January 1, 2015, Nevada Moly and POS-Minerals signed an amendment to the LLC agreement under which $36.0 million owed to Nevada Moly and held by the LLC in the reserve account will be released over the next few years, but only for the mutual benefit of both members related to jointly approved Mt. Hope Project expenses as discussed above.  The balance of the reserve account at December 31, 2017 was $9.9 million, compared to $13.0 million at December 31, 2016.

The cash needs for the development of the Mt. Hope Project are significant and require that we arrange for financing to be combined with funds anticipated to be received from POS-Minerals in order to retain its 20% membership interest.  The Company estimates the go-forward capital required for the Mt. Hope Project, based on 65% completed engineering, to be approximately $1,023 million, of which the Company’s 80% capital requirement is $818 million.

There is no assurance that the Company will be successful in obtaining the financing required to complete the Mt. Hope Project, or in raising additional financing in the future on terms acceptable to the Company, or at all.

With our cash conservation plan, our Corporate and Liberty related cash requirements have declined to approximately $1.3 million per quarter, while all Mt. Hope Project related funding is payable out of the $36.0 million reserve account.  Accordingly, based on our current cash on hand and our ongoing cash conservation plan, the Company expects it will have adequate liquidity in order to fund our working capital needs into the second quarter of 2019.  Additional potential funding sources include public or private equity offerings, including closing or a negotiated acceleration of tranche 3 with respect to the remaining $10.0 million investment from AMER described in Note 1 to the consolidated financial statements contained elsewhere in this report, or sale of other assets owned by the Company.  There is no assurance that the Company will be successful in securing additional funding.  This could result in further cost reductions, contract cancellations, and potential delays which ultimately may jeopardize the development of the Mt. Hope Project.

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

Total assets as of December 31, 2017 nominally decreased to $335.8 million compared to $337.3 million as of December 31, 2016.

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

Results of Operations

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

For the year ended December 31, 2017 we had a consolidated net loss of $8.0 million compared with a net loss of $8.1 million in the same period for 2016.  The decrease is primarily related to ongoing efforts to conserve cash.

For the years ended December 31, 2017 and 2016, exploration and evaluation expenses were $0.7 million and $1.1 million, respectively, reflecting continuous care and maintenance expense at the Liberty Project during both periods.  Additionally, 2016 included costs related to leach pad maintenance and repair at the Liberty Project.

For the years ended December 31, 2017 and 2016, general and administrative expenses, comprised largely of salaries and benefits, legal and audit fees, insurance costs, and outside contracted services, were $6.3 million and $6.1 million, respectively.

For the years ended December 31, 2017 and 2016, interest income was nil as a result of low deposit interest rates on consolidated cash balances in 2017 and 2016.  Interest expense for the year ended December 31, 2017 and 2016 was $0.9 million and $1.0 million, respectively, as a result of cash interest expense incurred during both years on the Senior Convertible Promissory Notes issued and non-cash interest expense incurred as a result of the amortization of debt issuance costs and the embedded derivatives associated with the Senior Convertible Promissory Notes.

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

Off-Balance Sheet Arrangements

None.

Contractual Obligations

Our contractual obligations as of December 31, 2017 were as follows, based on financing expectations:

	Payments due by period
	(in millions)
Contractual obligations *	Total	2018	2019-2020	2021 & Beyond
Agricultural Sustainability Trust Contributions	4.0	—	2.0	2.0
Senior Convertible Promissory Notes**	5.9	—	5.9	—
Senior Promissory Notes**	1.3	—	1.3	—
Equipment Purchase Contracts	1.8	—	1.4	0.4
Advance Royalties	6.2	0.5	1.0	4.7
Return of Contributions to POS-Minerals	33.6	—	—	33.6
3M Plan Contributions	1.0	—	0.3	0.7
Total	$53.8	$0.5	$11.9	$41.4

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

Through December 31, 2017, the LLC has made deposits and/or final payments of $87.9 million on equipment orders.  See “—Overview—Equipment and Supply Procurement” above.  Of these deposits, $70.4 million relate to fully fabricated items, primarily milling equipment, for which the LLC has additional contractual commitments of $1.8 million noted in the table above.  The remaining $17.5 million reflects both partially fabricated milling equipment, and non-refundable deposits on mining equipment.  As discussed in Note 12 to the consolidated financial statements contained elsewhere in this report, the mining equipment agreements remain cancellable with no further liability to the LLC. The underlying value and recoverability of these deposits and our mining properties in our consolidated balance sheets are dependent on the LLC’s ability to fund development activities that would lead to profitable production and positive cash flow from operations or proceeds from the disposition of these assets. There can be no assurance that the LLC will be successful in obtaining project financing, in generating future profitable operations, disposing of these assets or the Company securing additional funding in the future on terms acceptable to us or at all.  Our audited consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded assets or liabilities.

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

Obligations under capital and operating leases

We have contractual obligations under operating leases that will require a total of $0.1 million in payments over the next three years.  Operating leases consist primarily of rents on office facilities and office equipment.  Our expected payments are $0.1 million, nil, and nil for the years ended December 31, 2018, 2019 and 2020, respectively.

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

The Trust may be funded by the LLC over several years based on the achievement of certain milestones, which are considered to be probable, and as such $4.0 million is accrued in the Company’s December 31, 2017, financial statements and is included in mining properties, land, and water rights.

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

Provision for Taxes

Income taxes are provided based upon the asset and liability method of accounting.  Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end.  In accordance with authoritative guidance for Income Taxes, a valuation allowance is recorded against the deferred tax asset if management does not believe the Company has met the “more likely than not” standard to allow recognition of such an asset.  At December 31, 2017 and 2016, we had deferred tax assets principally arising from net operating loss carryforwards for income tax purposes multiplied by an expected rate of 21% and 35%, respectively.  As management of the Company has concluded that it is not more likely than not that we will realize the benefit of the deferred tax assets, a valuation allowance equal to the net deferred tax asset has been established.

The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017, which enacts a broad range of changes to the Code. The 2017 Tax Act, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest and net operating losses, allows for the expensing of certain capital expenditures, puts into effect a number of changes impacting operations outside of the United States, and modifications to the treatment of certain intercompany transactions.  Our net deferred tax assets and liabilities were revalued at the newly enacted U.S. corporate 21% rate, and the impact was recognized in our financial statements in 2017, the year of enactment. The Company has calculated its best estimate of the impact of the Act in its year end income tax provision in accordance with its understanding of the Act and guidance available and as allowable under SAB 118 as of the date of this filing.  The provisional amount related to the remeasurement of certain deferred tax liabilities based on the rates at which they are expected to reverse in the future is $19.4 million.  We continue to examine the impact this tax legislation may have on our business.

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

The Notes bear interest at a rate of 10.0% per annum, payable in cash quarterly in arrears on each March 31, June 30, September 30, and December 31 beginning March 31, 2015. The Notes are convertible at any time in an amount equal to 80% of the greater of (i) the average volume weighted average price (“VWAP”) for the 30 Business Day period ending on the Business Day prior to the date of the conversion, or (ii) the average VWAP for the 30 Business Day period ending on the original issuance date of this note.  Each Note will convert into a maximum of 100 shares per note, resulting in the issuance of up to 8,535,000 shares.  Those named executive officers and directors of the Company who participate in the offering will be restricted from converting at a price less than $0.32, the most recent closing price at the time that the Notes were issued. The Notes are mandatorily redeemable at par plus the present value of remaining coupons upon (i) the availability of cash from a financing for Mt. Hope and (ii) any other debt financing by the Company. In addition, 50% of any proceeds from the sale of assets cumulatively exceeding $250,000 will be used to prepay the Notes at par plus the present value of remaining coupons. The Company has the right to redeem the Notes at any time at par plus the present value of remaining coupons. The Private Placement was negotiated by independent members of General Moly’s board of directors, none of whom participated in the transaction.  As of December 31, 2017, an aggregate of $2.6 million of Notes had been converted into 2,625,000 shares of common stock and $1.3 million of non-convertible Senior Promissory Notes, resulting in a $0.2 million annual reduction in interest payments made by the Company in the servicing of the Notes, as further discussed in Note 6 to the consolidated financial statements contained elsewhere in this report below.

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

Interest Rate Risk

As of December 31, 2017, we had a balance of cash and cash equivalents of $6.7 million and restricted cash of $11.7 million.  Interest rates on short term, highly liquid investments have not changed materially since December 31, 2010, and continue to be 1% or less on an annualized basis.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GENERAL MOLY, INC.

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

Report of Independent Registered Public Accounting Firm

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of General Moly, Inc. and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive loss, equity and cash flows for each of the three years in the period ended December 31, 2017 including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 “Liquidity” to the consolidated financial statements, the ability of the Company to implement its current business plan is dependent upon the Company obtaining additional financing.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Denver, Colorado

March 13, 2018

We have served as the Company's auditor since 2007.

GENERAL MOLY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	December 31,	December 31,
	2017	2016

ASSETS:
CURRENT ASSETS
Cash and cash equivalents	$6,676	$8,470
Deposits, prepaid expenses and other current assets	114	89
Total Current Assets	6,790	8,559
Mining properties, land and water rights	226,250	223,286
Deposits on project property, plant and equipment	87,893	87,244
Restricted cash held at EMLLC	9,911	13,025
Restricted cash held for loan procurement	962	1,175
Restricted cash and investments held for reclamation bonds	825	782
Non-mining property and equipment, net	78	221
Other assets	3,066	2,994
TOTAL ASSETS	$335,775	$337,286
LIABILITIES, CRNCI, AND EQUITY:
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$602	$855
Accrued advance royalties	500	500
Current portion of long term debt	—	165
Total Current Liabilities	1,102	1,520
Provision for post closure reclamation and remediation costs	1,704	1,587
Accrued advance royalties	5,700	5,200
Accrued payments to Agricultural Sustainability Trust	4,000	4,000
Long term debt, net of current portion	1,340	1,340
Senior Convertible Promissory Notes	5,745	5,540
Return of Contributions Payable to POS-Minerals	33,641	33,641
Other accrued liabilities	2,125	2,125
Total Liabilities	55,357	54,953

COMMITMENTS AND CONTINGENCIES - NOTE 12

CONTINGENTLY REDEEMABLE NONCONTROLLING INTEREST ("CRNCI")	172,633	172,659

EQUITY
Common stock, $0.001 par value; 650,000,000 and 650,000,000 shares authorized, respectively, 125,802,023 and 110,611,287 shares issued and outstanding, respectively	126	111
Additional paid-in capital	288,041	281,900
Accumulated deficit during exploration and development stage	(180,382)	(172,337)
Total Equity	107,785	109,674
TOTAL LIABILITIES, CRNCI, AND EQUITY	$335,775	$337,286

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOLY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Years Ended
	December 31,	December 31,	December 31,
	2017	2016	2015
REVENUES	$—	$—	$—

OPERATING EXPENSES:
Exploration and evaluation	756	1,077	1,032
General and administrative expense	6,373	6,050	8,703
TOTAL OPERATING EXPENSES	7,129	7,127	9,735

(LOSS) FROM OPERATIONS	(7,129)	(7,127)	(9,735)

OTHER INCOME/(EXPENSE):
Loss on Termination of Power Transmission Contract	—	—	(4,317)
Loss on Extinguishment of Senior Convertible Promissory Notes	—	—	(971)
Interest expense	(942)	(961)	(1,100)
TOTAL OTHER (EXPENSE)/INCOME, NET	(942)	(961)	(6,388)

(LOSS) BEFORE INCOME TAXES	(8,071)	(8,088)	(16,123)

Income Taxes	—	—	—

CONSOLIDATED NET (LOSS)	$(8,071)	$(8,088)	$(16,123)
Less: Net loss attributable to CRNCI	26	21	900
NET LOSS ATTRIBUTABLE TO GMI	$(8,045)	$(8,067)	$(15,223)
Basic and diluted net loss attributable to GMI per share of common stock	$(0.07)	$(0.07)	$(0.16)
Weighted average number of shares outstanding — basic and diluted	114,315	110,521	97,056

COMPREHENSIVE (LOSS)	$(8,045)	$(8,067)	$(15,223)

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOLY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended
	December 31,	December 31,	December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated Net loss	$(8,071)	$(8,088)	$(16,123)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	265	237	251
Non-cash interest expense	205	224	367
Income realized on lease of water rights	(16)	—	—
Stock-based compensation for employees and directors	165	365	(40)
Loss on Termination of Power Transmission Contract	—	—	218
Loss on Extinguishment of Senior Convertible Promissory Notes	—	—	971
Decrease in deposits, prepaid expenses and other	(25)	61	548
Increase(decrease) in accounts payable and accrued liabilities	(846)	(1,400)	(2,445)
Increase(decrease) in post closure reclamation and remediation costs	11	317	(162)
Net cash used by operating activities	(8,312)	(8,284)	(16,415)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase and development of mining properties, land and water rights	(1,929)	(2,133)	(3,620)
Deposits on property, plant and equipment	(612)	(1,553)	(11,473)
Decrease in restricted cash	3,284	8,436	29,961
Net cash used by investing activities	743	4,750	14,868

GENERAL MOLY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock proceeds, net of issuance costs	5,940	(61)	3,813
Cash contributions returned to POS-Minerals	—	(828)	(2,268)
Repayment of Long-Term Debt	(165)	(154)	(220)
Net cash used by financing activities:	5,775	(1,043)	1,325
Net (decrease) in cash and cash equivalents	(1,794)	(4,577)	(222)
Cash and cash equivalents, beginning of period	8,470	13,047	13,269
Cash and cash equivalents, end of period	$6,676	$8,470	$13,047

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	(942)	(961)	(1,100)

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Equity compensation capitalized as development	$51	$35	$155
Accrued portion of advance royalties	1,000	500	500
Conversion of Senior Convertible Promissory Notes		—	(2,488)
Non-Convertible Senior Promissory Notes Issued		—	1,340
Return of Contributions Payable to POS-Minerals		—	36,000
Reduction in Return of Contributions payable to POS-Minerals		—	(2,116)
Write off of debt issuance costs		—	(115)
Noncash change in deposits on property, plant and equipment	37	(7)	74

The accompanying notes are an integral part of these consolidated financial statements

GENERAL MOLY, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except number of shares and per share amounts)

	Common		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total
Balances, December 31, 2015	92,200,657	$92	$275,648	$(149,047)	$126,693
Issuance of Units of Common Stock:
Issued pursuant to stock awards	1,139,403	1	(90)	—	(89)
Stock-based compensation	—	—	115	—	115
Conversion of Senior Convertible Promissory Notes	2,625,000	3	1,983	—	1,986
Debt issuance costs	—	—	(80)	—	(80)
Private Placement	13,333,333	13	3,987	—	4,000
Net loss for the year ended December 31, 2016	—	—	—	(15,223)	(15,223)
Balances, December 31, 2016	109,298,393	$109	$281,563	$(164,270)	$117,402
Issuance of Units of Common Stock:
Issued pursuant to stock awards	1,312,894	2	(63)	—	(61)
Stock-based compensation	—	—	400	—	400
Net loss for the year ended December 31, 2017	—	—	—	(8,067)	(8,067)
Balances, December 31, 2016	110,611,287	$111	$281,900	$(172,337)	$109,674
Issuance of Units of Common Stock:
Issued pursuant to stock awards	556,590	1	(61)	—	(60)
Stock-based compensation	—	—	216	—	216
Private Placement	14,634,146	14	5,986	—	6,000
Net loss for the year ended December 31, 2017	—	—	—	(8,045)	(8,045)
Balances, December 31, 2017	125,802,023	$126	$288,041	$(180,382)	$107,785

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

The Company conducted exploration and evaluation activities from January 1, 2002 until October 4, 2007, when our Board of Directors (“Board”) approved the development of the Mt. Hope molybdenum property (“Mt. Hope Project”) in Eureka County, Nevada.  The Company is continuing its efforts to both obtain financing for and develop the Mt. Hope Project.  However, the combination of depressed molybdenum prices and challenges to our permits, including water rights, have further delayed ongoing development at the Mt. Hope Project.  We also continue to evaluate our Liberty molybdenum and copper property (“Liberty Project”) in Nye County, Nevada and other potential opportunities, ranging from acquisitions, privatizations, or significant minority interest investments, as described below, with AMER International Group.

The Mt. Hope Project

From October 2005 to January 2008, we owned the rights to 100% of the Mt. Hope Project.  Effective as of January 1, 2008, we contributed all of our interest in the assets related to the Mt. Hope Project, including the Mt. Hope Lease, into Eureka Moly, LLC (“the LLC”), and in February 2008 entered into a joint venture agreement (“LLC Agreement”) for the development and operation of the Mt. Hope Project with POS-Minerals Corporation (“POS-Minerals”).  Under the LLC Agreement, POS-Minerals owns a 20% interest in the LLC and General Moly, through Nevada Moly, LLC (“Nevada Moly”), a wholly-owned subsidiary, owns an 80% interest.  The ownership interests and/or required capital contributions under the LLC Agreement can change as discussed below.

Pursuant to the terms of the LLC Agreement, POS-Minerals made its first and second capital contributions to the LLC totaling $100.0 million during the year ended December 31, 2008 (“Initial Contributions”).  Additional amounts of $100.7 million were received from POS-Minerals in December 2012, following receipt of major operating permits for the Mt. Hope Project, including the initial Record of Decision (“ROD”) from the U.S. Bureau of Land Management (“BLM”).

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

The original Return of Contributions amount due to POS-Minerals is reduced, dollar for dollar, by the amount of capital contributions for equipment payments required from POS-Minerals under approved budgets of the LLC, as discussed further below.  During the period January 1, 2015 to December 31, 2017, this amount has been reduced by

$2.4 million, consisting of 20% of an $8.4 million principal payment made on milling equipment in March 2015, a $2.2 million principal payment made on electrical transformers in April 2015, and a $1.2 million principal payment made on milling equipment in April 2016, such that the remaining amount due to POS-Minerals is $33.6 million.  If Nevada Moly does not fund its additional capital contribution in order for the LLC to make the required return to POS-Minerals set forth above, POS-Minerals has an election to either make a secured loan to the LLC to fund the Return of Contributions, or receive an additional interest in the LLC, from Nevada Moly, estimated to be 5%.  In the latter case, Nevada Moly’s interest in the LLC is subject to dilution by a percentage equal to the ratio of 1.5 times the amount of the unpaid Return of Contributions over the aggregate amount of deemed capital contributions (as determined under the LLC Agreement) of both parties to the LLC (“Dilution Formula”).  At December 31, 2017, the aggregate amount of deemed capital contributions of both members was $1,085.0 million.

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

Effective January 1, 2015, Nevada Moly and POS-Minerals signed an amendment to the LLC agreement under which a separate $36.0 million belonging to Nevada Moly, held by the LLC in a reserve account established in December 2012, is being released for the mutual benefit of both members related to annual jointly approved Mt. Hope Project expenses through 2021.  In January 2015, the reserve account funded a reimbursement of contributions made by the members during the fourth quarter of 2014, inclusive of $0.7 million to POS-Minerals and $2.7 million to Nevada Moly.  The remaining reserve account funds are now being used to pay ongoing jointly approved expenses of the LLC until the Company obtains full financing for its portion of the Mt. Hope Project construction cost, or until the reserve account is exhausted.  Any remaining funds after financing is obtained will be returned to the Company.  The balance of the reserve account was $9.9 million and $13.0 million at December 31, 2017 and 2016, respectively.

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

On November 2, 2015, the Company and AMER entered into an amendment to the AMER Investment Agreement, utilizing a three-tranche investment.   The first tranche of the amended AMER Investment Agreement closed on November 24, 2015 for a $4.0 million private placement representing 13.3 million shares, priced at $0.30 per share, and warrants (the “AMER Warrants”) to purchase 80.0 million shares of common stock at $0.50 per share, which will become exercisable upon availability of an approximately $700.0 million senior secured loan (“Bank Loan”). The funds received from the $4.0 million private placement were divided evenly between general corporate purposes and an expense reimbursement account which is available to both AMER and the Company to cover anticipated Mt. Hope financing costs and other jointly sourced business development opportunities. In addition, AMER and General Moly entered into a Stockholder Agreement allowing AMER to nominate a director to the General Moly Board of Directors and additional directors following the close of Tranche 3, discussed below, and drawdown of the Bank Loan.  The Stockholder Agreement also governs amer’s acquisition and transfer of General Moly shares.  Prior to closing the first tranche, the parties agreed to eliminate certain conditions to closing.  Following the closing, AMER nominated Tong Zhang to serve as a director of the Company, and he was appointed by the Board of Directors on December 3, 2015.

On October 16, 2017, the Company and AMER announced the closure of the second tranche of the parties’ three-tranche financing agreement.  At the close of Tranche 2, General Moly issued 14,634,146 shares to AMER, priced at the volume weighted average price (“VWAP”) for the 30-day period ending August 7, 2017 (the date of the parties’ Amendment No. 2 to the Investment and Securities Purchase Agreement) of $0.41 per share for a private placement of $6.0 million by AMER.  The equity sale proceeds of $5.5 million are available for general corporate purposes, while $0.5 million is held in the expense reimbursement account established at the first tranche close to cover costs related to the Mt. Hope Project financing and other jointly sourced business development opportunities.

The third tranche of the amended investment agreement will include a $10.0 million private placement representing 20.0 million shares, priced at $0.50 per share. Closing of the third tranche is conditioned upon the earlier of the reissuance of water permits for the Mt. Hope Project or completion of a joint business opportunity involving use of 10.0 million shares of General Moly stock.  After the third tranche of the agreement closes, AMER will nominate a second director to General Moly’s Board of Directors.

The further amended AMER Investment Agreement reaffirms continuation of the strategic partnership formed between the Company and AMER to assist in obtaining full financing for the Mt. Hope Project.  The issuance of shares in connection with the third tranche of the AMER Investment Agreement was approved by General Moly stockholder in December 2017 at a Special Meeting of Stockholders.

In addition to the AMER Investment Agreement discussed above, the Company and AMER are jointly evaluating other potential opportunities, ranging from outright acquisitions, privatizations, or significant minority interest investments.  The current focus is on base metal prospects where the Company would benefit from management fees, equity interests, or the acquisition of both core and non-core assets.  From commencement of the AMER Investment Agreement in 2015 to December 31, 2017, the Company and AMER have spent approximately $1.6 million from the expense reimbursement account described above in connection with such evaluations.

Term Loan

AMER has agreed to work cooperatively with the Company upon the return of improved molybdenum prices to procure and support a senior secured term loan (“Bank Loan”) of approximately $700 million from a major Chinese bank or banks for development of the Mt. Hope Project, and to provide a guarantee for the Bank Loan.

When documentation is complete and drawdown of the approximately $700 million Bank Loan becomes available, pursuant to the amended warrant agreement described below, the AMER Warrant will become exercisable at $0.50. After drawdown of the Bank Loan, AMER will also be entitled to nominate a third director to General Moly’s Board of Directors. All conditions under the warrant agreement were originally required to be completed no later than April 17, 2017 in order for the AMER Warrant to vest and become exercisable.  As the Bank Loan was not available on this date, on April 17, 2017, and again subsequently on June 16, 2017, July 16, 2017, and August 7, 2017, the Company and AMER entered into the First Amendment, Second Amendment, Third Amendment, and Fourth Amendment (the “Warrant Amendments”) to the AMER Warrant.  With the Fourth Amendment, the Company and AMER agreed to extend the deadline for satisfaction of all conditions to vesting of the AMER Warrant to the third anniversary of the issuance of the ROD for the Mt. Hope Project.

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

Although hampered by the slowly recovering low molybdenum prices, the Company continues its efforts to obtain full financing of the Mt. Hope Project.  As evidenced with the Tranche 2 close under the amended AMER Investment Agreement, AMER continues its support and agreement to work with the Company to procure a Bank Loan of approximately $700 million from a major Chinese bank or banks for the development of the Mt. Hope Project, and to provide a guarantee for the Bank Loan.  As discussed in Note 1, on November 30, 2015, the Company announced the receipt of funds to successfully close the first tranche of the amended Investment Agreement, resulting in a $4 million cash inflow to the Company.

Additionally, as discussed in Note 1 above, on October 16, 2017, the Company and AMER announced the closure of the second tranche of the parties’ three-tranche financing agreement, resulting in a $6.0 million cash inflow to the Company.  The equity sale proceeds of $5.5 million are available for general corporate purposes, while $0.5 million will be held in the loan procurement account to cover costs related to the Mt. Hope Project financing and other jointly sourced business development opportunities. Based on our current operating forecast, and the combination of the liquidity provided by the closure of Tranche 2 under the AMER Investment Agreement and our current cash on hand, the Company expects to be able to fund its operations and meet its financial obligations into the second quarter of 2019.  However, there can be no assurance that the Company will be successful in achieving its forecast.

There is no assurance that the Company will be successful in obtaining the financing required to complete the Mt. Hope Project, or in raising additional financing in the future on terms acceptable to the Company, or at all.

We continue to work with our long-lead vendors to manage the timing of contractual payments for milling equipment.  The following table sets forth the LLC’s remaining cash commitments under these equipment contracts (collectively, “Purchase Contracts”) at December 31, 2017 (in millions):

As of
December 31,
Year	2017 *
2018	$—
2019	1.4
2020	0.4
Total	$1.8

* All amounts are commitments of the LLC, and as a result of the agreement between Nevada Moly and POS-Minerals are to be funded by the reserve account, now $9.9 million as discussed above in Note 1, until such time that the Company obtains financing for its portion of construction costs at the Mt. Hope Project or until the reserve account balance is exhausted, and thereafter are to be funded 80% by Nevada Moly and 20% by POS-Minerals. POS-Minerals remains obligated to make capital contributions for its 20% portion of equipment payments required by approved budgets of the LLC, and such amounts contributed by the reserve account on behalf of POS-Minerals will reduce, dollar for dollar, the amount of capital contributions that the LLC is required to return to POS-Minerals, as described under Note 1 above.

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

Through December 31, 2017, the LLC has made deposits and/or final payments of $87.9 million on equipment orders.  Of these deposits, $70.4 million relate to fully fabricated items, primarily milling equipment, for which the LLC has additional contractual commitments of $1.8 million noted in the table above.  The remaining $17.5 million reflects both partially fabricated milling equipment, and non-refundable deposits on mining equipment.  As discussed in Note 12, the mining equipment agreements remain cancellable with no further liability to the LLC. The underlying value and recoverability of these deposits and our mining properties in our consolidated balance sheets are dependent on the LLC’s ability to fund development activities that would lead to profitable production and positive cash flow from operations, or proceeds from the sale of these assets. There can be no assurance that the LLC will be successful in generating future profitable operations, selling these assets or that the Company will secure additional funding in the future on terms acceptable to us or at all.  Our consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded assets or liabilities.

With our cash conservation plan, our Corporate and Liberty related cash requirements are estimated to decline to approximately $1.3 million per quarter in 2018, while all Mt. Hope Project related funding is payable out of the $36.0 million reserve account, the balance of which was $9.9 million and $13.0 million at December 31, 2017 and 2016, respectively.  Accordingly, based on our current cash on hand and our ongoing cash conservation plan, the Company expects it will have adequate liquidity in order to fund our working capital needs into the second quarter of 2019.  Additional potential funding sources include public or private equity offerings, including closing or a negotiated acceleration of tranche 3 with respect to the remaining $10.0 million investment from AMER described in Note 1, or sale of other assets owned by the Company.  There is no assurance that the Company will be successful in securing additional funding.  This could result in further cost reductions, contract cancellations, and potential delays which ultimately may jeopardize the development of the Mt. Hope Project.

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

Accounting Method

Our financial statements are prepared using the accrual basis of accounting in accordance with GAAP.  With the exception of the LLC, all of our subsidiaries are wholly owned.  In February 2008, we entered into the LLC Agreement, which established our ownership interest in the LLC at 80%.  The consolidated financial statements include all of our wholly owned subsidiaries and the LLC.  The POS-Minerals contributions attributable to their 20% interest are shown as Contingently Redeemable Noncontrolling Interest on the Consolidated Balance Sheet.  The net loss attributable to contingently redeemable noncontrolling interest is reflected separately on the Consolidated Statement of Operations and reduces the Contingently Redeemable Noncontrolling Interest on the Consolidated Balance Sheet. Net losses of the LLC are attributable to the owners of the LLC based on their respective ownership percentages in the LLC. During 2017, the LLC had a $170,000 loss primarily associated with accretion of its reclamation obligations, of which $34,000 was attributed to the Contingently Redeemable Noncontrolling Interest.

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

Asset Impairments

We evaluate the carrying value of long-lived assets to be held and used, using a fair-value based approach when events and circumstances indicate that the related carrying amount of our assets may not be recoverable.  Significant declines in the overall economic environment, molybdenum and copper prices may be considered as impairment indicators for the purposes of these impairment assessments.  Additionally, failure to secure our mining permits, including our water rights, or revocation of our permits may be considered as impairment indicators for the purposes of these impairment assessments.  In accordance with U.S. GAAP, the carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flows from such asset is less than its carrying value.  In that event, an impairment charge will be recorded in our Consolidated Statement of Operations and Comprehensive Loss based on the difference between book value and the estimated fair value of the asset computed using discounted future cash flows, or the application of an expected fair value technique in the absence of an observable market price.  Future cash flows include estimates of recoverable quantities to be produced from estimated proven and probable mineral reserves, commodity prices (considering current and historical prices, price trends and related factors), production quantities and capital expenditures, all based on life-of-mine plans and projections.  In estimating future cash flows, assets are grouped at the lowest level for which identifiable cash flows exist that are largely independent of cash flows from other asset groups.  Generally, in estimating future cash flows, all assets are grouped at a particular mine for which there are identifiable cash flows.  While at December 31, 2017, we have not identified any impairment triggering events that would indicate any of our long-lived assets are impaired, there can be no assurance that there will not be asset impairments if commodity prices experience a sustained decline and/or if there are significant downward adjustments to estimates of recoverable quantities to be produced from proven and probable mineral reserves or production quantities, and/or upward adjustments to estimated operating costs and capital expenditures, all based on life-of-mine plans and projections.  The September 2017 denial of our water rights applications is not considered to be an impairment trigger as we have processes in place to see replacement of these applications and secure the water permits needed for the Mt. Hope Project.

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

Basic and Diluted Net Loss Per Share

Net loss per share was computed by dividing the net loss attributable to the Company by the weighted average number of shares outstanding during the period.  The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  Outstanding awards as of December 31, 2017, 2016, and 2015, respectively, were as follows:

	December 31, 2017	December 31, 2016	December 31, 2015
Warrants	89,535,000	89,535,000	89,535,000
Shares Issued upon conversion of Senior Notes	5,910,000	5,910,000	5,910,000
Stock Options	—	—	45,002
Unvested Stock Awards	1,735,553	1,105,435	1,658,673
Stock Appreciation Rights	995,983	1,269,101	1,402,186

These awards were not included in the computation of diluted loss per share for the twelve months ended December 31, 2017, 2016, and 2015, respectively, because to do so would have been anti-dilutive.  Therefore, basic loss per share is the same as diluted loss per share.

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

At December 31, 2017 and 2016, accumulated depreciation and amortization was $2.4 and $2.2 million, respectively.

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

The Convertible Notes bear interest at a rate of 10.0% per annum, payable in cash quarterly in arrears on each March 31, June 30, September 30, and December 31. The Convertible Notes are convertible at any time in an amount equal to 80% of the greater of (i) the average VWAP for the 30 Business Day period ending on the Business Day prior to the date of the conversion, or (ii) the average VWAP for the 30 Business Day period ending on the original issuance date of the Convertible Notes.  Each Note will convert into a maximum of 100 shares per note, resulting in the issuance of up to 8,535,000 shares.  General Moly’s named executive officers and board of directors who participated in the offering are restricted from converting at a price less than $0.32, the most recent closing price at the time that the Convertible Notes were issued. The Convertible Notes are mandatorily redeemable at par plus the present value of remaining coupons upon (i) the availability of cash from a financing for the Mt. Hope Project or (ii) any other debt financing by the Company. In addition, 50% of any proceeds from the sale of assets cumulatively exceeding $250,000 will be used to prepay the Convertible Notes at par plus the present value of remaining coupons. The Company has the right to redeem the Convertible Notes at any time at par plus the present value of remaining coupons. The Private Placement was negotiated by independent members of General Moly’s board of directors, none of whom participated in the transaction.  As of December 31, 2017, an aggregate of $2.6 million of Convertible Notes had been converted into 2,625,000 shares of common stock and $1.3 million of non-convertible Senior Promissory Notes, resulting in a $0.2 million annual reduction in interest payments made by the Company in the servicing of the Convertible Notes, as further discussed in Note 6 below.

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

Reclamation and Remediation

Expenditures for ongoing compliance with environmental regulations that relate to current operations are expensed or capitalized as appropriate.  Future obligations to retire an asset, including reclamation, site closure, dismantling, remediation and ongoing treatment and monitoring, are recorded as a liability at fair value at the time of construction or development.  The fair value determination is based on estimated future cash flows, the current credit-adjusted risk-free discount rate and an estimated inflation factor.  The value of asset retirement obligations is evaluated on a quarterly basis or as new information becomes available on the expected amounts and timing of cash flows required to discharge the liability.  The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount will be depreciated or amortized over the estimated life of the asset upon the commencement of commercial production.  An accretion cost, representing the increase over time in the present value of the liability, will also be recorded each period as accretion expense.  As reclamation work is performed or liabilities are otherwise settled, the recorded amount of the liability is reduced.  Certain collateral amounts associated with our reclamation obligations are held in investment accounts, for which the fair value is estimated based on Level 1 inputs.

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

Recent Accounting Pronouncements

Revenue from Contracts with Customers (Topic 606)

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), subsequently followed by ASU 2015-14, Deferral of the Effective Date, 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross Versus Net), 2016-10, Identifying Performance Obligations and Licensing, and 2016-12, Narrow-Scope Improvement and Practical Expedients.   The new guidance aims to establish principles to report useful information to users of financial statements about the nature, amount, timing, and uncertainty of revenue from contracts with customers.  The amendments are effective for reporting periods beginning after December 31, 2017.  The Company is currently reviewing the standard and does not anticipate a material impact on its financial statements.

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

Statement of Cash Flows (Topic 230):  Restricted Cash

In November 2016, the FASB issued ASU 2016-18 Statement of Cash Flows (Topic 230):  Restricted Cash.  The update requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents.  Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows and is effective for annual periods beginning after December 15, 2017.  The Company is currently reviewing the standard and anticipates updates to certain disclosures related to restricted cash as a result of implementation.

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

The Nevada Division of Environmental Protection (NDEP) has identified environmental concerns with some Liberty Project facilities acquired with the property.  NDEP’s concerns are related to aspects of previously approved closure plans required by Nevada regulation.  We are evaluating options, and have provided a proposal to NDEP to address these concerns.  It is anticipated that this will require additional cash outlays in 2018.

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

Summary.  The following is a summary of mining properties, land and water rights at December 31, 2017 and 2016 (in thousands):

	At	At
	December 31,	December 31,
	2017	2016
Mt. Hope Project:
Development costs	$173,861	$171,892
Mineral, land and water rights	11,324	11,324
Advance Royalties	31,300	30,300
Total Mt. Hope Project	216,485	213,516
Total Liberty Project	9,684	9,689
Other Properties	81	81
Total	$226,250	$223,286

Development costs and Deposits on project property, plant and equipment

Development costs of $173.9 million as of December 31, 2017 include hydrology and drilling costs, expenditures to further the permitting process, capitalized salaries, project engineering costs, and other expenditures required to fully develop the Mt. Hope Project.  Deposits on project property, plant and equipment of $87.9 million as of December 31, 2017 represent ongoing progress payments on equipment orders for the custom-built grinding and milling equipment, related electric mill drives, and other processing equipment that require the longest lead times.

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

The following table shows asset retirement obligations for future mine closure and reclamation costs in connection with the Mt. Hope Project and within the boundaries of the Plan of Operations (“PoO”):

(in thousands)
At January 1, 2016	$1,058
Accretion Expense	80
Adjustments*	316
At December 31, 2016	$1,454
Accretion Expense	106
Adjustments*	8
At December 31, 2017	$1,568

* Includes additions, annual changes to the escalation rate, the market-risk premium rate, or reclamation time periods

The estimated future reclamation costs for the Mt. Hope Project have been discounted using a rate of 8%.  The total inflated and undiscounted estimated reclamation costs associated with current disturbance under the PoO at the Mt. Hope Project were $5.8 million at December 31, 2017, inclusive of $2.6 million for mitigation of sage grouse habitat that would be affected by development of the Mt. Hope Project. Increases in ARO liabilities resulting from the passage of time are recognized as accretion expense.

As of December 31, 2017, the LLC had provided the appropriate regulatory authorities with $2.8 million in reclamation financial guarantees through the posting of surety bonds for reclamation of the Mt. Hope Project as approved in the ROD.  As of December 31, 2017, we had $0.3 million in cash deposits associated with these bonds and an additional $0.4 million in a long-term funding mechanism, which are specific to the PoO disturbance and accounted for as restricted cash and are unrelated to the inflated and undiscounted liability referenced above.

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

	Mt. Hope Project
	outside PoO
	boundary	Liberty
	(in thousands)
At January 1, 2016	$22	$118
Adjustments *	(7)	—
At December 31, 2016	$15	$118
Adjustments *	—	3
At December 31, 2017	$15	$121

* Includes reduced / reclaimed disturbance

NOTE 6 — CONVERTIBLE SENIOR NOTES

In December 2014, the Company sold and issued 85,350 Units of Convertible Notes (the “Notes”) with warrants (the “Notes Warrants”) to qualified buyers pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, of which 23,750 Units were sold and issued to related parties, including several directors and each of our named executive officers.  The Convertible Notes are unsecured obligations and are senior to any of the Company's future secured obligations to the extent of the value of the collateral securing such obligations.

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

As of December 31, 2017 and 2016, respectively, the carrying value of the Convertible Notes, absent the embedded derivatives, was $5.7 million and $5.5 million inclusive of an unamortized debt discount of $0.2 million and $0.4 million, all of which is considered long term debt. The fair value of the Convertible Notes was $6.7 million and $7.1 million at December 31, 2017 and 2016, respectively.  As of December 31, 2017 and 2016, the carrying value of the Promissory Notes was $1.3 million and $1.3 million, respectively. The fair value of the Promissory Notes was $1.0 million and $1.0 million at December 31, 2017 and 2016, respectively.

The embedded derivatives recorded in Convertible Notes at fair value were $57,000 and $0.1 million at December 31, 2017 and 2016, respectively. The changes in the estimated fair value of the embedded derivatives during the year ended December 31, 2017 resulted in a gain of $0.1 million. Gain or loss on embedded derivatives is recognized as Interest Expense in the Statement of Operations.

The Company has estimated the fair value of the Convertible Notes, embedded derivatives and Promissory Notes based on Level 3 inputs. Changes in certain inputs into the valuation models can have a significant impact on changes in the estimated fair value. For example, the estimated fair value of the embedded derivatives will generally decrease with: (1) a decline in the stock price; (2) increases in the estimated stock volatility; and (3) an increase in the estimated credit spread.

The following inputs were utilized to measure the fair value of the Notes and embedded derivatives: (i) price of the Company’s common stock; (ii) Conversion Rate (as defined in the Convertible Note); (iii) Conversion Price (as defined in the Convertible Note); (iv) maturity date; (v) risk-free interest rate; (vi) estimated stock volatility; (vii) estimated credit spread for the Company; (viii) default intensity; and (ix) recovery rate.

The following tables set forth the inputs to the models that were used to value the embedded derivatives:

	December 31, 2017	December 31, 2016	December 26, 2015
Stock Price	$0.33	$0.25	$0.20
Maturity Date	December 31, 2019	December 31, 2019	December 31, 2019
Risk-Free Interest Rate	1.89%	1.47%	1.54%
Estimated Stock Volatility	40.00%	40.00%	40.00%
Default Intensity	2.00%	2.00%	2.00%
Recovery Rate	30.00%	30.00%	30.00%

Type of Event	Expected Date	Probability of Event
Mandatory Redemption	October 17, 2019	80%
Conversion Option	March 31, 2019	10%
Note Reaches Maturity	December 31, 2019	10%

NOTE 7 —COMMON STOCK AND COMMON STOCK WARRANTS

During the year ended December 31, 2017, 556,590 shares of common stock were issued pursuant to stock awards under the 2006 Equity Incentive Plan and 14.6 million shares of common stock to AMER upon closing of tranche 2 of the amended AMER Investment Agreement in October 2017.

During the year ended December 31, 2016, 1,312,894 shares of common stock were issued pursuant to stock awards under the 2006 Equity Incentive Plan.

During the year ended December 31, 2015, 1,139,403 shares of common stock were issued pursuant to stock awards under the 2006 Equity Incentive Plan.  Additionally, we issued 2.6 million shares upon the conversion of certain Senior Convertible Promissory Notes in February and April 2015 and 13.3 million shares of common stock to AMER upon closing of tranche 1 of the amended Investment Agreement in November 2015.

The following is a summary of common stock warrant activity for each of the three years ended December 31, 2017:

	Number of Shares
	Under
	Warrants	Exercise Price
Balance at December 31, 2014	9,535,000	$1.00 to 5.00
Issuance of new warrants	80,000,000	$0.50
Balance at December 31, 2015	89,535,000	$0.50 to 5.00
Balance at December 31, 2016	89,535,000	$0.50 to 5.00
Balance at December 31, 2017	89,535,000	$0.50 to 5.00
Weighted average exercise price	$0.60

On December 26, 2014, the Company issued 8.5 million Notes Warrants in connection with the private placement of its Convertible Notes at a price of $1.00 per share and had a relative fair value of $0.8 million.  In addition, the $0.8 million value placed on the Notes Warrants was considered a debt discount and is to be amortized over the expected redemption period.

On November 2, 2015, the Company issued a warrant for 80.0 million common shares to AMER in connection with the closing of tranche 1 of the amended AMER Investment Agreement at a price of $0.50 per share and a relative fair value of $0.5 million, resulting in an entry to additional paid-in capital.

Of the warrants outstanding at December 31, 2017, 8.5 million are exercisable at $1.00 per share at any time from June 26, 2015 through their expiration on December 26, 2019, 1.0 million are exercisable at $5.00 per share once

General Moly has received financing necessary for the commencement of commercial production at the Mt. Hope Project and will expire one year thereafter, and the 80.0 million shares of the AMER Warrant was scheduled to become exercisable upon availability of the Bank Loan, should such availability occur prior to April 17, 2017, the second anniversary of the AMER Investment Agreement, as described in Note 1 above, and would expire five years thereafter.  As the Bank Loan was not available on this date, on April 17, 2017, and again subsequently on June 16, 2017, July 16, 2017 and August 7, 2017, the Company and AMER entered into the First Amendment, Second Amendment, Third Amendment and Fourth Amendment (the “Warrant Amendments”) to the AMER Warrant.  With the Fourth Amendment, the Company and AMER agreed to extend the deadline for satisfaction of all conditions to vesting of the AMER Warrant to the third anniversary of the issuance of the ROD for the Mt. Hope Project, discussed below in Note 12.

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

NOTE 8 — PREFERRED STOCK

Pursuant to our Certificate of Incorporation we are authorized to issue 10,000,000 shares of $0.001 per share par value preferred stock.  The authorized but unissued shares of preferred stock may be issued in designated series from time to time by one or more resolutions adopted by the Board.  The Board has the authority to determine the preferences, limitations and relative rights of each series of preferred stock.  At December 31, 2017, and 2016, no shares of preferred stock were issued or outstanding.

NOTE 9 — EQUITY INCENTIVES

In 2006, the Board and shareholders of the Company first approved the 2006 Equity Incentive Plan (“2006 Plan”).  In 2010, the Board and our shareholders approved an amendment and restatement of the 2006 Plan to increase to the number of shares that may be issued under the plan by 4,500,000 shares to 9,600,000 shares and extend the expiration date of the 2006 Plan to May 2020, as well as making other technical changes related to tax law and accounting rule changes, and to make administrative clarifying changes.  More recently, in June 2016, our shareholders approved an additional amendment to the 2006 Plan increasing the number of shares that may be issued under the plan by 5,000,000 shares to 14,600,000 shares.  The 2006 Plan authorizes the Board, or a committee of the Board, to issue or transfer up to an aggregate of 14,600,000 shares of common stock, of which 5,062,266 remain available for issuance as of December 31, 2017.  Awards under the 2006 Plan may include incentive stock options, non-statutory stock options, restricted stock units, restricted stock awards, and stock appreciation rights (“SARs”).  At the option of the Board, SARs may be settled with cash, shares, or a combination of cash and shares.  The Company settles the exercise of other stock-based compensation with newly issued common shares.

Stock-based compensation cost is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes option pricing model and is recognized as compensation ratably on a straight-line basis over the requisite vesting/service period.  As of December 31, 2017, there was $1.3 million of total unrecognized compensation cost related to share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 2.6 years.

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

For the Year Ended December 31:	2017	2016	2015
Expected Life *	3.5 to 6.0 years	3.5 to 6.0 years	3.5 to 6.0 years
Interest Rate+	0.36% to 2.58%	0.67% to 1.37%	0.36% to 1.37%
Volatility **+	62.04% to 94.60%	80.25% to 84.92%	62.04% to 85.97%
Dividend Yields	—	—	—
Weighted Average Fair Value of Stock Appreciation Rights Granted During the Year	$—	$—	$—

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

At December 31, 2017, the outstanding and exercisable (fully vested) options and SARs had an aggregate intrinsic value of nil and had a weighted-average remaining contractual term of 2.0 years.  No options or SARs were exercised during the years ended December 31, 2017, 2016 and 2015.

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

The compensation expense recognized by the Company for Stock Awards is based on the closing market price of the Company’s common stock on the date of grant.  For the years ended December 31, 2017, 2016 and 2015 the weighted-average grant date fair value for Stock Awards was $0.30, $0.18, and $0.49, respectively.  The total fair value of stock awards vested during 2017 and 2016 is $0.2 million and $0.3 million, respectively.

Summary of Equity Incentive Awards

The following table summarizes activity under the Plans during the year ended December 31, 2017:

	SARs		Stock Awards
	Weighted	Number	Weighted
	Average	of Shares	Average
	Strike	Under	Grant	Number of
	Price	Option	Price	Shares
Balance at January 1, 2017	$3.05	1,269,101	$2.16	1,105,435
Awards Granted	—	—	0.30	1,435,000
Awards Exercised or Earned	—	—	0.20	(755,000)
Awards Forfeited	3.22	(151,460)	3.22	(49,882)
Awards Expired	1.59	(121,658)	—	—
Balance at December 31, 2017	$3.22	995,983	$1.44	1,735,553

Exercisable at December 31, 2017	$2.81	103,087

A summary of the status of the non-vested awards as of December 31, 2017 and changes during the year ended December 31, 2017 is presented below.

	SARs		Stock Awards
	Weighted	Number	Weighted
	Average	of Shares	Average
	Fair	Under	Fair	Number of
	Value	Option	Value	Shares
Balance at January 1, 2017	$3.24	1,044,356	$2.16	1,105,435
Awards Granted	—	—	0.30	1,435,000
Awards Vested or Earned	—	—	0.20	(755,000)
Awards Forfeited	3.22	(151,460)	3.22	(49,882)
Balance at December 31, 2017	$3.25	892,896	$1.44	1,735,553

Compensation Cost Recognized and Capitalized Related to Equity Incentives

The following table summarizes the compensation cost recognized and capitalized related to equity incentives:

Summary of Compensation Cost Recognized and
Capitalized related to Equity Incentives for the
Year Ended December 31 (in thousands):	2017	2016	2015
Stock Options*	$—	$—	$(431)
SARs
Performance based	(133)	128	(136)
Vesting over time	—	4	5
Stock Awards:
Performance based*	313	208	454
Vesting over time	—	24	119
Board of Directors and Secretary	36	36	104
Total	$216	$400	$115
Included in:
Capitalized as Development	51	35	155
Expensed	165	365	(40)
	$216	$400	$115

*The Company recorded significant forfeitures during 2015 related to unvested options of terminated employees and performance-based restricted shares forfeited as a result of the failure to achieve certain associated milestones required for vesting.

NOTE 10 — CHANGES IN CONTINGENTLY REDEEMABLE NONCONTROLLING INTEREST (CRNCI)

	Activity for Year Ended
	December 31,	December 31,
Changes CRNCI (Dollars in thousands)	2017	2016
Total CRNCI December 31, 2016 and 2015, respectively	$172,659	$173,265
Capital Contributions Attributable to CRNCI	—	243
Return of Contributions Attributable to CRNCI	—	(828)
Net Loss Attributable to CRNCI	(26)	(21)
Total CRNCI December 31, 2017 and 2016, respectively	$172,633	$172,659

NOTE 11 — INCOME TAXES

At December 31, 2017 and 2016 we had deferred tax assets principally arising from the net operating loss carry forwards for income tax purposes multiplied by an expected rate of 21% and 35%, respectively. As management of the Company cannot determine that it is not more likely than not that we will realize the benefit of the deferred tax assets, a valuation allowance equal to the net deferred tax asset has been established at December 31, 2017 and 2016. The significant components of the deferred tax asset at December 31, 2017 and 2016 were as follows (in thousands):

	December 31,	December 31,
	2017	2016
Operating loss carry forward	$264,801	$252,671
Unamortized exploration expense	4,680	5,368
Fixed asset depreciation	—	—
Deductible stock based compensation	4,251	5,184
Other	128	202
Deductible temporary difference	$273,860	$263,425
Taxable temporary difference — Investment in EMLLC	$(131,872)	$(129,639)
Senior convertible notes debt discount	$(3,732)	(2,826)
Net deductible temporary difference	$138,256	$130,960
Deferred tax asset	$29,034	$45,836
Deferred tax asset valuation allowance	$(29,034)	$(45,836)
Net deferred tax asset	$—	$—

At December 31, 2017 and December 31, 2016 we had net operating loss carry-forwards of approximately $264.8 million and $252.7 million, respectively, which expire in the years 2021 through 2037.  The change in the allowance account from December 31, 2016 to December 31, 2017 was a decrease of $16.8 million.

As of December 31, 2017 and December 31, 2016, the Company had no unrecognized tax benefits.  There was no change in the amount of unrecognized tax benefits as a result of tax positions taken during the year or in prior periods or due to settlements with taxing authorities or lapses of applicable statues of limitations.

The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017, which enacts a broad range of changes to the Code. The 2017 Tax Act, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest and net operating losses, allows for the expensing of certain capital expenditures, puts into effect a number of changes impacting operations outside of the United States, and modifications to the treatment of certain intercompany transactions.  Our net deferred tax assets and liabilities were revalued at the newly enacted U.S. corporate 21% rate, and the impact was recognized in our financial statements in 2017, the year of enactment. The Company has calculated its best estimate of the impact of the Act in its year end income tax provision in accordance with its understanding of the Act and guidance available and as allowable under SAB 118 as of the date of this filing.  The provisional amount related to the remeasurement of certain deferred tax liabilities based on the rates at which they are expected to reverse in the future is $19.4 million.  We continue to examine the impact this tax legislation may have on our business.

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

The Mt. Hope Lease requires a royalty advance (“Construction Royalty Advance”) of 3% of certain construction capital costs, as defined in the Mt. Hope Lease. The LLC is obligated to pay a portion of the Construction Royalty Advance each time capital is raised for the Mt. Hope Project based on 3% of the expected capital to be used for those certain construction capital costs defined in the Mt. Hope Lease.  Through December 31, 2017, we have paid $25.1 million of the total royalty advance.  Based on our Mt. Hope Project capital budget we estimate that a final reconciliation payment on the Capital Construction Cost Estimate (the “Estimate”) will be due following the commencement of commercial production, after as-built costs are definitively determined.  The Company estimates, based on the revised capital estimate discussed above and the current timeline for the commencement of commercial production, that an additional $4.2 million will be due approximately 24 months after the commencement of construction.  This amount was accrued as of December 31, 2017.  The capital estimates may be subject to escalation in the event the Company experiences continued delays in achieving full financing for the Mt. Hope Project.

The LLC is also obligated to make a minimum annual advance royalty payment (“Annual Advance Royalty”) of $0.5 million each October 19 for any year wherein commercial production has not been achieved or the MHMI Production Royalty (as hereinafter defined) is less than $0.5 million.  As commercial production is not anticipated to commence before late-2021, the Company has accrued $2.0 million in Annual Advance Royalty payments which will be due in four $0.5 million installments in October 2018, 2019, 2020 and 2021, respectively.  An additional installment of $0.5 million was paid in October 2017.  The Estimate and the Annual Advance Royalty are collectively referred to as the “Advance Royalties.”  All Advance Royalties are credited against the MHMI Production Royalties once the mine has achieved commercial production.  After the mine begins production, the LLC estimates that the MHMI Production Royalties will be in excess of the Annual Advance Royalties for the life of the Mt. Hope Project 50%.  Until the advance royalties are fully credited, the LLC will pay one half of the calculated Production Royalty annually.  Assuming a $12 molybdenum price, the Annual Advance Royalties are consumed within the first five years of commercial production.

Deposits on project property, plant and equipment

As discussed in Note 2, the LLC has active orders with varying stages of fabrication on milling process equipment comprised of two 230kV primary transformers and substation, a primary crusher, a semi-autogenous mill, two ball mills, and various motors for the mills with remaining cash commitments of $1.8 million due on these orders.

Equipment and Supply Procurement

Through December 31, 2017, the LLC has made deposits and/or final payments of $87.9 million on equipment orders, has spent approximately $201.4 million for the development of the Mt. Hope Project, for a total Mt. Hope Project inception-to-date spend of $289.3 million.

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

Also in 2012, the LLC issued a firm purchase order for four mine production drills with a non-refundable down-payment of $0.4 million, and pricing was subject to escalation if the drills were not delivered by the end of 2013.  Since that time, the LLC has accepted a change order which delayed delivery into December 2018.  The contract remains cancellable with no further liability to the LLC.

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

Obligations under capital and operating leases

We have contractual operating leases that will require a total of $0.1 million in payments over the next three years.  Operating leases consist primarily of rents on office facilities and office equipment.  Our expected payments are $0.1 million, nil, and nil for the years ended December 31, 2018, 2019, and 2020, respectively.

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

The Trust may be funded by the LLC over several years based on the achievement of certain milestones, which are considered probable, and as such $4.0 million has been accrued in the Company’s December 31, 2017, financial statements and is included in mining properties, land, and water rights.

Permitting Considerations

In the ordinary course of business, mining companies are required to seek governmental permits for expansion of existing operations or for the commencement of new operations. The LLC was required to obtain approval, in the form of a Record of Decision (“ROD”), from the BLM to implement the Mt. Hope Project Plan of Operations (“PoO”).  The LLC was also required to obtain various state and federal permits including, but not limited to, water protection, air quality, water rights and reclamation.  In addition to requiring permits for the development of the Mt. Hope Project, we will need to obtain and modify various mining and environmental permits during the life of the Mt. Hope Project.  Maintaining, modifying, and renewing the necessary governmental permits is a complex and time-consuming process involving numerous jurisdictions and often involving public hearings and substantial expenditures.  The duration and success of the LLC’s efforts to obtain, modify or renew permits will be contingent upon many variables, some of which are not within the LLC’s control.  Increased costs or delays could occur, depending on the nature of the activity to be permitted and the interpretation of applicable requirements implemented by the permitting authority.  All necessary permits may not be obtained and, if obtained, may not be renewed, or the costs involved in each case may exceed those that we previously estimated.  In addition, it is possible that compliance with such permits may result in additional costs and delays.

On November 16, 2012, the BLM issued its initial ROD authorizing development of the Mt. Hope Project, since vacated by the U.S. Court of Appeals for the Ninth Circuit in December 2016.  On April 23, 2015, the BLM issued a Finding of No Significant Impact (“FONSI”) supporting their Decision to approve an amendment to the PoO.  The ROD and FONSI/Decision approve the PoO and amended PoO, respectively, for construction and operation of the mining and processing facilities and also grant the Right-of-Way, and amended Right-of-Way, respectively, for a 230kV power transmission line, discussed below.  Monitoring and mitigation measures identified in the initial ROD and FONSI, developed in collaboration with the regulatory agencies involved throughout the permitting process, will avoid, minimize, and mitigate environmental impacts, and reflect the Company’s commitment to be good stewards of the environment.  Ongoing changes to permits and the PoO during the life of mining operations are typical as design evolves and operations are optimized.

On February 15, 2013, Great Basin Resource Watch and the Western Shoshone Defense Project (“Plaintiffs”) filed a Complaint against the U.S. Department of the Interior and the BLM (“Defendants”) in the U.S. District Court, District of Nevada (“District Court”), seeking relief under the National Environmental Policy Act (“NEPA”) and other federal laws challenging the BLM’s issuance of the ROD for the Mt. Hope Project, and on February 20, 2013 filed a Motion for Preliminary Injunction.  The District Court allowed the LLC to intervene in the matter.

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

Thereafter, on September 22, 2014, the Plaintiffs filed their notice of appeal to the U.S. Court of Appeals for the Ninth Circuit (“Ninth Circuit”) of the District Court’s dismissal.  Oral argument of the parties before the Ninth Circuit was completed on October 18, 2016.  On December 28, 2016, the Ninth Circuit issued its Opinion rejecting many of the arguments raised by the Plaintiffs challenging the Environmental Impact Statement ("EIS") completed for the Mt. Hope Project, but issuing a narrow reversal of the BLM's findings related to air quality analysis and information related to potential public water resources.  Because of this technical deficiency, the Court vacated the ROD, and the BLM is conducting additional evaluation of air quality impacts and resulting cumulative impact analysis under NEPA and a Supplemental Environmental Impact Statement (“SEIS”) will be prepared.  The SEIS will disclose additional information to the public related to the selection of appropriate background concentrations to use for dispersion modeling of air pollutants and information related to potential public water resources.  Because the SEIS must be prepared in accordance with NEPA guidelines, the SEIS will include three publications in the Federal Register, each of which may take several weeks to process.  The first of these publications is the Notice of Intent (“NOI”) which declares the BLM’s intent to prepare the SEIS.  The NOI was published in the Federal Register on July 19, 2017.   With publication of the notice announcing preparation of a SEIS, we are working with the BLM to complete the draft SEIS and participating with necessary public review to receive a new ROD, anticipated in early 2019, authorizing the eventual construction and operation of the Mt. Hope Project.

Environmental regulations related to reclamation require that the cost for a third-party contractor to perform reclamation activities on the minesite be estimated.  In October 2015, we submitted a request to the BLM to reduce our reclamation liability to current surface disturbance.  Simultaneously, we submitted an application to NDEP-BMRR to modify the Reclamation Permit to reflect this reduced reclamation liability. On October 26, 2015, NDEP-BMRR approved the proposed permit modification, including the reduced reclamation liability amount.   On December 21, 2015, BLM approved the updated reclamation liability estimate, reducing the reclamation liability to approximately $2.8 million.  We worked with the LLC’s reclamation surety underwriters to satisfy the reduced $2.8 million financial guarantee requirements under the approved amended PoO for the Mt. Hope Project.  As of December 31, 2017, the surety bond program remains funded with a cash collateral payment of $0.3 million.

Water Rights Considerations

In July 2011, the Nevada State Engineer (“State Engineer”) approved our applications for new appropriation of water for mining and milling use, and applications to change existing water from agricultural use to mining and milling use for the Mt. Hope Project.  Subsequently, the State Engineer granted water permits associated with the approved applications and approved a Monitoring, Management and Mitigation Plan (“3M Plan”) for the Mt. Hope Project.  Eureka County, Nevada and two other parties comprised of water rights holders in Diamond Valley and Kobeh Valley appealed the State Engineer’s decision approving the applications and granting the water permits to the Nevada State District Court (“District Court”) and then filed a further appeal to the Nevada Supreme Court challenging the District Court’s decision affirming the State Engineer’s decision to approve the applications and grant the water permits.  In June 2013, the appeal was consolidated by the Nevada Supreme Court with an appeal of the State Engineer’s approval of the 3M Plan filed by two water rights holders.  The District Court previously upheld the State Engineer’s approval of the 3M Plan and the two parties subsequently appealed the District Court’s decision to the Nevada Supreme Court.

On September 18, 2015, the Nevada Supreme Court issued an Order that reversed and remanded the cases to the District Court for further proceedings consistent with the Order.  On October 29, 2015, the Nevada Supreme Court issued the Order as a published Opinion.  The Nevada Supreme Court ruled that the State Engineer did not have sufficient evidence in the record at the time he approved the applications and granted the water permits to demonstrate that successful mitigation may be undertaken so as to dispel the threat to existing water rights holders.

On September 27, 2017, the Nevada Supreme Court affirmed a March 4, 2016 District Court Order vacating the 3M Plan, denying the water applications and vacating the permits issued by the State Engineer in July 2011 and June 2012.  This decision of the Nevada Supreme Court is final, and not subject to further appeal.

Now that the Company has received this final decision from the Nevada Supreme Court, it is proceeding with new applications to change existing agricultural irrigation and mining/milling water rights owned by the Company to use at the Mt. Hope Project.  These new change applications were filed with the State Engineer in 2015 and 2016 while the above described appeals were pending before the Nevada Supreme Court.  Originally, these applications and other new appropriation applications were to be addressed at a pre-hearing conference scheduled on August 25, 2016 before the State Engineer.  These applications were the subject of a Writ of Prohibition or Mandamus (“Writ”) filed by Eureka County on August 23, 2016 to the Nevada Supreme Court seeking the Supreme Court’s intervention to stop further action by the State Engineer while the appeals discussed above were pending.  On December 22, 2017 the Nevada Supreme Court denied Eureka County’s Writ Petition.  As a result, the State Engineer allowed a pre-hearing conference scheduled for January 24, 2018 to proceed, and the conference was completed at that date.  At the pre-hearing conference the State Engineer and his hearing officer scheduled review of the new change applications for a hearing commencing on September 11, 2018 in Carson City, Nevada.  We intend to aggressively prosecute support for approval of these applications at the hearing, and look forward to a decision from the State Engineer in early 2019.

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

NOTE 13 — UNAUDITED SUPPLEMENTARY DATA

The following is a summary of selected unaudited quarterly financial information (in thousands except per share amounts):

Year Ended December 31, 2017	Q1	Q2	Q3	Q4
Loss from operations	$(1,645)	$(1,723)	$(1,962)	$(1,799)
Interest expense	(288)	(225)	(205)	(224)
Consolidated net loss	(1,933)	(1,948)	(2,167)	(2,023)
Net loss attributable to GMI	(1,923)	(1,943)	(2,161)	(2,018)
Basic net income/(loss) per share	(0.02)	(0.02)	(0.02)	(0.01)

Year Ended December 31, 2016
Loss from operations	$(1,908)	$(1,664)	$(1,824)	$(1,732)
Interest expense	(249)	(250)	(266)	(196)
Consolidated net loss	(2,158)	(1,913)	(2,090)	(1,928)
Net loss attributable to GMI	(2,154)	(1,909)	(2,086)	(1,919)
Basic net income/( loss) per share	(0.02)	(0.02)	(0.02)	(0.01)

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

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) published an updated Internal Control — Integrated Framework (2013) and related illustrative documents.  The Company adopted the new framework in 2014.

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

Management conducted its evaluation of the effectiveness of the Company’s internal controls over financial reporting based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework in 2013.  Based on this evaluation, management concluded that, at December 31, 2017, the Company’s internal control over financial reporting was effective.

ITEM 9B.OTHER INFORMATION

None.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding directors and executive officers of registrant is presented under the heading “Directors and Executive Officers” in our definitive proxy statement for use in connection with the 2018 Annual Meeting of Stockholders (“2018 Proxy Statement”) to be filed within 120 days after our fiscal year ended December 31, 2017, and is incorporated herein by this reference thereto.

Information regarding Section 16(a) beneficial ownership reporting compliance report is presented under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2018 Proxy Statement, and is incorporated herein by this reference thereto.  Information regarding our code of ethics is presented under the heading “Code of Business Conduct and Ethics” in our 2018 Proxy Statement, and is incorporated herein by reference thereto.  Information regarding our Audit Committee, Compensation Committee, Finance Committee, Technical Committee and our Nominating Committee is presented under the heading “The Board of Directors, Board Committees and Director Independence” in our 2018 Proxy Statement, and is incorporated herein by reference thereto.

ITEM 11.EXECUTIVE COMPENSATION

Information regarding executive compensation is presented under the heading “Executive Compensation” in our 2018 Proxy Statement, and is incorporated herein by this reference thereto.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding certain information with respect to our equity compensation plans as of December 31, 2017 is set forth under the heading “Equity Compensation Plan Information” in our 2018 Proxy Statement, and is incorporated herein by this reference thereto.

Information regarding security ownership of certain beneficial owners and management is set forth under the heading “Voting Securities and Principal Holders” in our 2018 Proxy Statement, and is incorporated herein by this reference thereto.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions is presented under the heading “Certain Relationships and Related Transactions” in our 2018 Proxy Statement, and is incorporated herein by this reference thereto.  Information regarding director independence is presented under the heading “The Board of Directors, Board Committees and Director Independence” in our 2018 Proxy Statement, and is incorporated herein by reference thereto.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding principal accounting fees and services is presented under the headings “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” and “All Other Fees” in our 2018 Proxy Statement, and is incorporated herein by this reference thereto.

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

10.14†+	Stay Incentive Agreement dated as of January 16, 2016, by and between General Moly, Inc. and Bruce D. Hansen (Filed as Exhibit 10.9 to our Current Report on Form 8-K filed on January 21, 2016.)

10.15†+	Stay Incentive Agreement dated as of January 16, 2017, by and between General Moly, Inc. and Bruce D. Hansen (Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 1, 2017.)

10.16†+	Form of Indemnification Agreement (Filed as Exhibit 10.18 to our Current Report on Form 8-K filed on October 5, 2007.)

10.17†+	General Moly, Inc. 2006 Equity Incentive Plan, as Amended and Restated (Filed as Exhibit 10.1 to our Registration Statement on Form S-8 filed on May 21, 2010.)

10.18†+	Form of Stock Option Grant Notice and Agreement under 2006 Equity Incentive Plan of the Company (Filed as Exhibit 10.13 to our Annual Report on Form 10-KSB filed on April 3, 2007.)

10.19†+	Form of Restricted Stock Agreement under 2006 Equity Incentive Plan of the Company (Filed as Exhibit 10.14 to our Annual Report on Form 10-KSB filed on April 3, 2007.)

10.20†+	Form of Non-Employee Option Award Agreement (Filed as Exhibit 99.1 to our Registration Statement on Form S-8 filed on January 12, 2007.)

10.21†+	Form of Employee Stock Option Agreement (Filed as Exhibit 99.2 to our Registration Statement on Form S-8 filed on January 12, 2007.)

10.22†+	Form of Stock Appreciation Right Grant Notice and Agreement under the Company’s 2006 Equity Incentive Plan (Filed as Exhibit 10.3 to our Current Report on Form 8-K filed on March 5, 2009.)

10.23†+	Form of Restricted Stock Unit Agreement under 2006 Equity Incentive Plan of the Company (Filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q Filed on October 29, 2010.)

Exhibit Number	Description

10.24†+	Amendment to General Moly, Inc. 2006 Equity Incentive Plan, as Amended (Filed as Annex A to our Definitive Proxy Statement on Schedule 14A filed on April 18, 2016.)

10.25†*	Molybdenum Supply Agreement between General Moly and ArcelorMittal Purchasing SAS, dated as of December 28, 2007 (Filed as Exhibit 10.19 to our Annual Report on Form 10-KSB filed on March 31, 2008.)

10.26†*

Extension Molybdenum Supply Agreement, dated as of April 16, 2010, by and between the Company and ArcelorMittal S.A. (Filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on July 30, 2010.)

10.27†

Contribution Agreement between Nevada Moly, LLC, a wholly-owned subsidiary of the Company, Eureka Moly, LLC, and POS-Minerals Corporation (Filed as Exhibit 10.20 to our Quarterly Report on Form 10-Q filed on May 7, 2008.)

10.28†	Amended and Restated Limited Liability Company Agreement of Eureka Moly, LLC (Filed as Exhibit 10.20 to our Quarterly Report on Form 10-Q filed on May 7, 2008.)

10.29†

Amendment No. 1 to Limited Liability Company Agreement of Eureka Moly, LLC, dated as of October 28, 2008, between Nevada Moly, LLC and POS-Minerals Corporation (Filed as Exhibit 10.27 to our Annual Report on Form 10-K filed on February 27, 2009.)

10.30†

Amendment No. 2 to Limited Liability Company Agreement of Eureka Moly, LLC, dated as of January 20, 2010, between Nevada Moly, LLC and POS-Minerals Corporation (Filed as Exhibit 10.3 to our Current Report on Form 8-K filed on January 25, 2010.)

10.31†

Amendment No. 4 to Limited Liability Company Agreement of Eureka Moly, LLC dated as of January 1, 2015, by and between Nevada Moly, LLC and POS-Minerals Corporation (Filed as Exhibit 10.4 to our Current Report on Form 8-K filed on January 22, 2015).

10.32†	Third Installment Election, dated as of March 3, 2010, between Nevada Moly, LLC and POS-Minerals Corporation (filed as Exhibit 10.4 to our Current Report on Form 8-K filed on March 5, 2010.)

10.33†

Guarantee and Indemnity Agreement, dated February 26, 2008, by POSCO Canada Ltd., in favor of Nevada Moly, LLC and the Company (Filed as Exhibit 10.20 to our Quarterly Report on Form 10-Q filed on May 7, 2008.)

10.34†*	Molybdenum Supply Agreement between the Company and SeAH Besteel Corporation, dated as of May 14, 2008 (Filed as Exhibit 10.25 to our Quarterly Report on Form 10-Q filed on August 4, 2008.)

10.35†*

First Amendment to Molybdenum Supply Agreement dated July 22, 2015, by and between the Company and SeAH Besteel Corporation (Filed as Exhibit 10.2 to our Current Report on Form 8-K filed on July 24, 2015.)

10.36†*	Molybdenum Supply Agreement between the Company and Sojitz Corporation, dated as of August 8, 2008 (Filed as Exhibit 10.26 to our Quarterly Report on Form 10-Q filed on November 3, 2008.)

10.37†+	Employment Agreement, dated as of December 27, 2012, between the Company and Robert I. Pennington (Filed as Exhibit 10.28 to our Annual Report on Form 10-K filed on March 8, 2013.)

10.38†+

First Amendment to Amended and Restated Employment Agreement, dated as of September 6, 2013, between the Company and Robert I. Pennington (Filed as Exhibit 10.05 to our Quarterly Report on Form 10-Q filed on November 4, 2013.)

Exhibit Number	Description

10.39†+

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

10.41†+	Stay Incentive Agreement, dated effective January 16, 2015, between General Moly, Inc. and Robert I. Pennington (Filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on May 4, 2015.)

10.42†+	Stay Incentive Agreement dated as of January 16, 2016, by and between General Moly, Inc. and Robert I. Pennington (Filed as Exhibit 10.10 to our Current Report on Form 8-K filed on January 21, 2016.)

10.43†+	Stay Incentive Agreement dated as of January 16, 2017, by and between General Moly, Inc. and Robert I. Pennington (Filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on May 1, 2017.)

10.44†+	Employment Agreement dated as of January 16, 2016, by and between General Moly, Inc. and Lee M. Shumway (Filed as Exhibit 10.5 to our Current Report on Form 8-K filed on January 21, 2016.)

10.45†+

First Amendment to Employment Agreement dated effective January 16, 2016, by and between General Moly, Inc. and Lee M. Shumway (Filed as Exhibit 10.6 to our Current Report on Form 8-K filed on January 21, 2016.)

10.46†+	Stay Incentive Agreement, dated effective January 16, 2015, between General Moly, Inc. and Lee M. Shumway (Filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on May 4, 2015.)

10.47†+	Stay Incentive Agreement dated as of January 16, 2016, by and between General Moly, Inc. and Lee M. Shumway (Filed as Exhibit 10.11 to our Current Report on Form 8-K filed on January 21, 2016.)

10.48†	Common Stock Purchase Warrant dated April 16, 2010, issued to CCM Qualified Master Fund, Ltd. (Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on April 19, 2010.)

10.49†	Common Stock Purchase Warrant dated April 16, 2010, issued to Coghill Capital Management, LLC. (Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on April 19, 2010.)
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

10.52†	Cooperation Agreement dated August 10, 2010, between Eureka Moly, LLC and the Eureka Producers Cooperative (Filed as Exhibit 10.1 to our Current Report on Form 8-K/A filed on August 26, 2010.)

10.53†	Employment Agreement dated as of January 16, 2016, by and between General Moly, Inc. and R. Scott Roswell (Filed as Exhibit 10.7 to our Current Report on Form 8-K filed on January 21, 2016.)

10.54†+

First Amendment to Employment Agreement dated effective January 16, 2016, by and between General Moly, Inc. and R. Scott Roswell (Filed as Exhibit 10.8 to our Current Report on Form 8-K filed on January 21, 2016.)

Exhibit Number	Description

10.55†+	Stay Incentive Agreement, dated effective January 16, 2015, between General Moly, Inc. and R. Scott Roswell (Filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on May 4, 2015.)

10.56†+	Stay Incentive Agreement dated as of January 16, 2016, by and between General Moly, Inc. and R. Scott Roswell (Filed as Exhibit 10.12 to our Current Report on Form 8-K filed on January 21, 2016.)

10.57†+	Stay Incentive Agreement dated as of January 16, 2017, by and between General Moly, Inc. and R. Scott Roswell (Filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on May 1, 2017.)

10.58†+	Form of Restricted Stock Unit Agreement for the Company’s 2006 Equity Incentive Plan (performance-based vesting) (Filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on May 2, 2011.)

10.59†+	Form of Restricted Stock Unit Agreement for the Company’s 2006 Equity Incentive Plan (tome-based vesting) (Filed as Exhibit 10.7 to our Quarterly Report on Form 10-Q filed on May 2, 2011.)

10.60†+	Form of Stock Appreciation Rights Grant Notice for the Company’s 2006 Equity Incentive Plan (Filed as Exhibit 10.8 to our Quarterly Report on Form 10-Q filed on May 2, 2011.)

10.61†

Unit Subscription Agreement dated as of December 22, 2014, by and among General Moly, Inc. and the several investors signatory thereto (Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on December 30, 2014.)

10.62†

Investment and Securities Purchase Agreement dated April 17, 2015, between General Moly Inc., and AMER International Group Co., Ltd. (Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on April 21, 2015.)

10.63†

Amendment No. 1 to Investment and Securities Purchase Agreement dated April 17, 2015, between General Moly, Inc. and Amer International Group Co., Ltd. (Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on December 1, 2015.)

10.64†

Amendment No. 2 to Investment and Securities Purchase Agreement dated August 7, 2017, between General Moly, Inc. and Amer International Group Co., Ltd. (Filed as Exhibit 10.3 to our Current Report on Form 8-K filed on August 10, 2017.)

10.65†

Amendment No. 3 to Investment and Securities Purchase Agreement dated September 30, 2017, between General Moly, Inc. and Amer International Group Co., Ltd. (Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on October 2, 2017.)

10.66†

Common Stock Purchase Warrant by and between General Moly, Inc. and Amer International Group Co. Ltd. dated November 24, 2015 (Filed as Exhibit 10.2 to our Current Report on Form 8-K filed on December 1, 2015.)

10.67†

First Amendment to Warrant by and between General Moly, Inc. and Amer International Group Co. Ltd. dated April 17, 2017 (Filed as Exhibit 10.2 to our Current Report on Form 8-K filed on April 18, 2017.)

10.68†

Second Amendment to Warrant by and between General Moly, Inc. and Amer International Group Co. Ltd. dated June 16, 2017 (Filed as Exhibit 10.3 to our Current Report on Form 8-K filed on June 20, 2017.)

10.69†	Third Amendment to Warrant by and between General Moly, Inc. and Amer International Group Co. Ltd. dated July 16, 2017 (Filed as Exhibit 10.4 to our Current Report on Form 8-K filed on July 18, 2017.)

Exhibit Number	Description

10.70†

Fourth Amendment to Warrant by and between General Moly, Inc. and Amer International Group Co. Ltd. dated August 7, 2017 (Filed as Exhibit 10.8 to our Current Report on Form 8-K filed on August 10, 2017.)

10.71†

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

10.73†

At the Market Offering Agreement, dated April 12, 2017, by and between the Company and Rodman & Renshaw, a unit of H.C. Wainwright & Co., LLC (Filed as Exhibit 1.2 to our Registration Statement on Form S-3 filed on April 12, 2017.)

10.74†+	Employment Agreement, dated as of May 12, 2017, between the Company and Amanda J. Corrion (Filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on August 14, 2017.)

21.1	Subsidiaries of General Moly, Inc. (Filed herewith)

23.1	Consent of PricewaterhouseCoopers LLP (Filed herewith)

31.1	Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a) (Filed herewith)

32.1	Certification of CEO pursuant to Section 1350 (Furnished herewith)

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

ITEM 16.  FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Lakewood, Colorado on March 13, 2018.

GENERAL MOLY, INC.

By:	/s/ Bruce D. Hansen
Name:	Bruce D. Hansen
Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Exchange Act, this report has been signed below on March 13, 2018 by the following persons, on behalf of the Registrant, and in the capacities indicated.

/s/ Bruce D. Hansen	Chief Executive Officer, Chief Financial Officer and Director
Bruce D. Hansen	(Principal Executive Officer & Principal Financial Officer)

/s/ Amanda J. Corrion	Controller
Amanda J. Corrion	(Principal Accounting Officer)

/s/ Ricardo M. Campoy	Chairman of the Board
Ricardo M. Campoy

/s/ Mark A. Lettes	Director
Mark A. Lettes

/s/ Gary A. Loving	Director
Gary A. Loving

/s/ Gregory P. Raih	Director
Gregory P. Raih

/s/ Tong Zhang	Director
Tong Zhang