Form 10-Q
period 2018-03-31
General Moly, Inc
filed 2018-05-08
CIK 1275229

un

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

The number of shares outstanding of issuer’s common stock as of May 3, 2018, was 127,963,804.

PART I - FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

GENERAL MOLY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	March 31,	December 31,
	2018	2017
	(unaudited)
ASSETS:
CURRENT ASSETS
Cash and cash equivalents	$5,971	$6,676
Deposits, prepaid expenses and other current assets	122	114
Total Current Assets	6,093	6,790
Mining properties, land and water rights	225,899	226,250
Deposits on project property, plant and equipment	87,984	87,893
Restricted cash held at EMLLC	9,028	9,911
Restricted cash held for loan procurement	577	962
Restricted cash and investments held for reclamation bonds	823	825
Non-mining property and equipment, net	61	78
Other assets	3,066	3,066
TOTAL ASSETS	$333,531	$335,775
LIABILITIES, CRNCI, AND EQUITY:
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$572	$602
Accrued advance royalties	500	500
Total Current Liabilities	1,072	1,102
Provision for post closure reclamation and remediation costs	1,692	1,704
Accrued advance royalties	5,700	5,700
Accrued payments to Agricultural Sustainability Trust	4,000	4,000
Long term debt	1,340	1,340
Senior Convertible Promissory Notes	5,722	5,745
Return of Contributions Payable to POS-Minerals	33,641	33,641
Other accrued liabilities	2,125	2,125
Total Liabilities	55,292	55,357

COMMITMENTS AND CONTINGENCIES - NOTE 12

CONTINGENTLY REDEEMABLE NONCONTROLLING INTEREST ("CRNCI")	172,449	172,633

EQUITY
Common stock, $0.001 par value; 650,000,000 and 650,000,000 shares authorized, respectively, 127,963,804 and 125,802,023 shares issued and outstanding, respectively	128	126
Additional paid-in capital	288,653	288,041
Accumulated deficit during exploration and development stage	(182,991)	(180,382)
Total Equity	105,790	107,785
TOTAL LIABILITIES, CRNCI, AND EQUITY	$333,531	$335,775

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOLY, INC. (“GMI”)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited — In thousands, except per share amounts)

	Three Months Ended
	March 31,	March 31,
	2018	2017
REVENUES	$—	$—

OPERATING EXPENSES:
Exploration and evaluation	159	137
General and administrative expense	2,472	1,508
TOTAL OPERATING EXPENSES	2,631	1,645

(LOSS) FROM OPERATIONS	(2,631)	(1,645)

OTHER INCOME/(EXPENSE):
Interest expense	(162)	(288)
TOTAL OTHER (EXPENSE)/INCOME, NET	(162)	(288)

(LOSS) BEFORE INCOME TAXES	(2,793)	(1,933)

Income Taxes	—	—

CONSOLIDATED NET (LOSS)	$(2,793)	$(1,933)
Less: Net loss attributable to CRNCI	184	10
NET LOSS ATTRIBUTABLE TO GMI	$(2,609)	$(1,923)
Basic and diluted net loss attributable to GMI per share of common stock	$(0.02)	$(0.02)
Weighted average number of shares outstanding — basic and diluted	126,757	111,087

COMPREHENSIVE (LOSS)	$(2,609)	$(1,923)

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOLY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited — In thousands)

	Quarter Ended
	March 31,	March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated Net loss	$(2,793)	$(1,933)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	904	66
Non-cash interest expense	(23)	106
Income realized on lease of water rights	(4)	—
Stock-based compensation for employees and directors	251	150
(Increase) in deposits, prepaid expenses and other	(8)	(7)
Decrease in accounts payable and accrued liabilities	(112)	(182)
(Decrease)increase in post closure reclamation and remediation costs	(38)	9
Net cash used by operating activities	(1,823)	(1,791)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase and development of mining properties, land and water rights	(471)	(517)
Deposits on property, plant and equipment	(5)	(25)
Net cash used by investing activities	(476)	(542)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock proceeds, net of issuance costs	324	(60)
Repayment of Long-Term Debt	—	(40)
Net cash provided/(used) by financing activities:	324	(100)
Net (decrease) in cash, cash equivalents and restricted cash	(1,975)	(2,433)
Cash, cash equivalents and restricted cash, beginning of period	18,374	23,452
Cash, cash equivalents and restricted cash, end of period	$16,399	$21,019

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of capitalized	$181	$181

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Equity compensation capitalized as development	$39	$17
Noncash change in deposits on property, plant and equipment	86	84

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

The Company conducted exploration and evaluation activities from January 1, 2002 until October 4, 2007, when our Board of Directors (“Board”) approved the development of the Mt. Hope molybdenum property (“Mt. Hope Project”) in Eureka County, Nevada.  The Company is continuing its efforts to both obtain financing for and develop the Mt. Hope Project.  However, the combination of depressed molybdenum prices and challenges to our permits, including water rights, have further delayed ongoing development at the Mt. Hope Project.  We also continue to evaluate our Liberty molybdenum and copper property (“Liberty Project”) in Nye County, Nevada and other potential opportunities, ranging from acquisitions and privatizations to significant minority interest investments, as described below, with AMER International Group.

The Mt. Hope Project

From October 2005 to January 2008, we owned the rights to 100% of the Mt. Hope Project.  Effective as of January 1, 2008, we contributed all of our interest in the assets related to the Mt. Hope Project, including the Mt. Hope Lease, described below in Note 12, into Eureka Moly, LLC (“EMLLC” or “the LLC”), and in February 2008 entered into a joint venture agreement (“LLC Agreement”) for the development and operation of the Mt. Hope Project with POS-Minerals Corporation (“POS-Minerals”).  Under the LLC Agreement, POS-Minerals owns a 20% interest in the LLC and General Moly, through Nevada Moly, LLC (“Nevada Moly”), a wholly-owned subsidiary, owns an 80% interest.  The ownership interests and/or required capital contributions under the LLC Agreement can change as discussed below.

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

The original Return of Contributions amount due to POS-Minerals is reduced, dollar for dollar, by the amount of capital contributions for equipment payments required from POS-Minerals under approved budgets of the LLC, as discussed further below.  During the period January 1, 2015 to March 31, 2018, this amount has been reduced by $2.4 million, consisting of 20% of an $8.4 million principal payment made on milling equipment in March 2015, a $2.2 million principal payment made on electrical transformers in April 2015, and a $1.2 million principal payment made on milling equipment in April 2016, such that the remaining amount due to POS-Minerals is $33.6 million.  If Nevada Moly does not fund its additional capital contribution in order for the LLC to make the required Return of Contributions to POS-Minerals set forth above, POS-Minerals has an election to either make a secured loan to the LLC to fund the Return of Contributions, or receive an additional interest in the LLC estimated to be 5%.  In the latter case, Nevada Moly’s interest in the LLC is subject to dilution by a percentage equal to the ratio of 1.5 times the amount of the unpaid Return of Contributions over the aggregate amount of deemed capital contributions (as determined under the LLC Agreement) of both parties to the LLC (“Dilution Formula”).  At March 31, 2018, the aggregate amount of deemed capital contributions of both parties was $1,085.6 million.

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

Effective January 1, 2015,  Nevada Moly and POS-Minerals signed an amendment to the LLC Agreement under which a separate $36.0 million owed to Nevada Moly, held by the LLC in a reserve account established in December 2012, is being released for the mutual benefit of both members related to the jointly approved Mt. Hope Project expenses through 2021.  In January 2015, the reserve account funded a reimbursement of contributions made by the members during the fourth quarter of 2014, inclusive of $0.7 million to POS-Minerals and $2.7 million to Nevada Moly.  The remaining reserve account funds are now being used to pay ongoing jointly approved expenses of the LLC until the Company obtains full financing for its portion of the Mt. Hope Project construction cost, or until the reserve account is exhausted.  Any remaining funds after financing is obtained will be returned to the Company.  The balance of the reserve account was $9.0 million and $9.9 million at March 31, 2018 and December 31, 2017, respectively.

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

On November 2, 2015, the Company and AMER entered into an amendment to the AMER Investment Agreement, utilizing a three-tranche investment.  The first tranche of the amended AMER Investment Agreement closed on November 24, 2015 for a $4.0 million private placement representing 13.3 million shares, priced at $0.30 per share, and warrants (“the AMER Warrants”) to purchase 80.0 million shares of common stock at $0.50 per share, which will become exercisable upon availability of an approximately $700.0 million senior secured loan (“Bank Loan”). The funds received from the $4.0 million private placement have been divided evenly between general corporate purposes and an expense reimbursement account available to both AMER and the Company to cover anticipated Mt. Hope financing costs and other jointly sourced business development opportunities. In addition, AMER and General Moly entered into a Stockholder Agreement allowing AMER to nominate a director to the General Moly Board of Directors and additional directors following the close of Tranche 3, discussed below, and drawdown of the Bank Loan.  The Stockholder Agreement also governs amer’s acquisition and transfer of General Moly shares.  Prior to closing the first tranche the parties agreed to eliminate certain conditions to closing.  Following the closing, AMER nominated Tong Zhang to serve as a director of the Company, and Mr. Zhang was appointed to the Board of Directors on December 3, 2015.

On October 16, 2017, the Company and AMER announced the closure of the second tranche of the parties’ three-tranche financing agreement.  At the close of Tranche 2, General Moly issued 14.6 million shares to AMER, priced at the volume weighted average price (“VWAP”) for the 30-day period ending August 7, 2017 (the date of the parties’ Amendment No. 2 to the Investment and Securities Purchase Agreement) of $0.41 per share for a private placement of $6.0 million by AMER.  $5.5 million of the equity sale proceeds are available for general corporate purposes, while $0.5 million is held in the expense reimbursement account established at the first tranche 1 close to cover costs related to the Mt. Hope Project financing and other jointly sourced business development opportunities.

The third tranche of the amended investment agreement will include a $10.0 million private placement representing 20.0 million shares, priced at $0.50 per share.  Closing of the third tranche is conditioned upon the earlier of the reissuance of water permits for the Mt. Hope Project or completion of a joint business opportunity involving use of 10.0 million shares of General Moly stock. After the third tranche of the agreement closes, AMER may nominate a second director to General Moly’s Board of Directors.

The further amended AMER Investment Agreement reaffirms continuation of the strategic partnership formed between the Company and AMER to assist in obtaining full financing for the Mt. Hope Project.  The issuance of shares in connection with the third tranche of the AMER Investment Agreement was approved by General Moly stockholders in December 2017 at a Special Meeting of Stockholders.

In addition to the AMER Investment Agreement discussed above, the Company and AMER are jointly evaluating other potential opportunities, ranging from outright acquisitions and privatizations to significant minority interest investments.  The current focus is on base metal and ferro-alloy prospects, where the Company would benefit from management fees, minority equity interests, or the acquisition of both core and non-core assets.  From commencement of the AMER Investment Agreement in 2015 to March 31, 2018, the Company and AMER have spent approximately $1.9 million from the expense reimbursement account described above in connection with such evaluations.

Bank Loan

AMER has agreed to work cooperatively with the Company upon the sustained return of improved molybdenum prices to procure and support a senior secured term loan (“Bank Loan”) of approximately $700 million from a major Chinese bank or banks for the development of the Mt. Hope Project, and to provide a guarantee for the Bank Loan.

When documentation is complete and drawdown of the approximately $700 million Bank Loan becomes available, pursuant to the amended warrant agreement described below, the AMER Warrant will become exercisable by AMER at $0.50. After drawdown of the Bank Loan, AMER will also be entitiled to nominate a third Director to General Moly’s Board of Directors. All conditions under the warrant agreement were originally required to be completed no later than April 17, 2017 in order for the AMER warrant to vest and become exercisable.  As the Bank Loan was not available on this date, on April 17, 2017, and again subsequently on June 16, 2017, July 16, 2017 and August 7, 2017, the Company and AMER entered into the First Amendment, the Second Amendment, Third Amendment, and Fourth Amendment (the “Warrant Amendments”) to the AMER Warrant. With the Fourth Amendment, the Company and AMER agreed to extend the deadline for satisfaction of all conditions to vesting of the AMER Warrant to the third anniversary of the re-issuance of the ROD for the Mt. Hope Project.

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

Although hampered by the slowly recovering molybdenum prices, the Company continues its efforts to obtain full financing of the Mt. Hope Project.  As evidenced with the Tranche 2 close under the amended AMER Investment Agreement, AMER continues its support and agreement to work with the Company to procure a Bank Loan of approximately $700 million and to provide a guarantee for the Bank Loan.  As discussed in Note 1, on November 30, 2015, the Company announced the receipt of funds to successfully close the first tranche of the amended Investment Agreement, resulting in a $4 million cash inflow to the Company.

Additionally, as discussed in Note 1 above, on October 16, 2017, the Company and AMER announced the closure of the second tranche of the parties’ three-tranche financing agreement, resulting in a $6.0 million cash inflow to the Company.  $5.5 million of the equity sale proceeds are available for general corporate purposes, while $0.5 million will be held in the loan procurement account to cover costs related to the Mt. Hope Project financing and other jointly sourced business development opportunities.  Based on our current operating forecast, and the combination of the liquidity provided by the closure of Tranche 2 under the AMER Investment Agreement and our current cash on hand, the Company expects to be able to fund its operations and meet its financial obligations late into the second quarter of 2019.  However, there can be no assurance that the Company will be successful in achieving its forecast, obtaining the financing required to complete the Mt. Hope Project, or in raising additional financing in the future on terms acceptable to the Company, or at all.

On April 12, 2017, the Company filed a prospectus supplement in both Canada and the United States to its U.S. base shelf prospectus and U.S. registration statement on Form S-3 which enabled the Company, at its discretion from time to time, to sell up to $20 million worth of common shares by way of an “at-the-market” offering (the “ATM”).  Since the effectiveness of the prospectus supplement by the SEC on April 26, 2017 to March 31, 2018, a total of 1,168,300 common shares have been sold under the ATM, for net proceeds to the Company of $0.5 million.

We continue to work with our long-lead vendors to manage the timing of contractual payments for milling equipment.  The following table sets forth the LLC’s remaining cash commitments under these equipment contracts (collectively, “Purchase Contracts”) at March 31, 2018 (in millions):

As of
March 31,
Year	2018 *
2018	$—
2019	1.4
2020	0.6
Total	$2.0

*All amounts are commitments of the LLC, and as a result of the agreement between Nevada Moly and POS-Minerals are to be funded by the reserve account, now $9.0 million as discussed above in Note 1, until such time that the Company obtains financing for its portion of construction costs at the Mt. Hope Project or until the reserve account balance is exhausted, and thereafter are to be funded 80% by Nevada Moly and 20% by POS-Minerals.  POS-Minerals remains obligated to make capital contributions for its 20% portion of equipment payments required by approved budgets of the LLC, and such amounts contributed by the reserve account on behalf of POS-Minerals will reduce, dollar for dollar, the amount of capital contributions that the LLC is required to return to POS-Minerals, described under Note 1 above.

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

Through March 31, 2018, the LLC has made deposits and/or final payments of $88.0 million on equipment orders.  Of these deposits, $71.7 million relate to fully fabricated items, primarily milling equipment, for which the LLC has additional contractual commitments of $2.0 million noted in the table above.  The remaining $16.3 million reflects both partially fabricated milling equipment, and non-refundable deposits on mining equipment.  As discussed in Note 12, the mining equipment agreements remain cancellable with no further liability to the LLC.  The underlying value and recoverability of these deposits and our mining properties in our consolidated balance sheets are dependent on the LLC’s ability to fund development activities that would lead to profitable production and positive cash flow from operations, or proceeds from the sale of these assets. There can be no assurance that the LLC will be successful in generating future profitable operations, selling these assets or that the Company will secure additional funding in the future on terms acceptable to us or at all.  Our consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded assets or liabilities.

With our cash conservation plan all Mt. Hope Project related funding is payable out of the reserve account, the balance of which was $9.0 million and $9.9 million at March 31, 2018 and December 31, 2017, respectively.  Additional potential funding sources include public or private equity offerings, including closing or a negotiated acceleration of tranche 3 with respect to the remaining $10.0 million investment from AMER described in Note 1, or sale of other assets owned by the Company.  There is no assurance that the Company will be successful in securing additional funding.  This could result in further cost reductions, contract cancellations, and potential delays which ultimately may jeopardize the development of the Mt. Hope Project.

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The interim consolidated financial statements (“interim statements”) of the Company are unaudited.  In the opinion of management, all adjustments and disclosures necessary for a fair statement of these interim statements have been included.  All such adjustments are, in the opinion of management, of a normal recurring nature.  The results reported in these interim statements are not necessarily indicative of the results that may be presented for the entire year.  These interim statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission (“SEC”) on March 13, 2018.

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

Accounting Method

Our financial statements are prepared using the accrual basis of accounting in accordance with GAAP.  With the exception of the LLC, all of our subsidiaries are wholly owned.  In February 2008, we entered into the LLC Agreement, which established our ownership interest in the LLC at 80%.  The consolidated financial statements include all of our wholly owned subsidiaries and the LLC.  The POS-Minerals contributions attributable to their 20% interest are shown as Contingently Redeemable Noncontrolling Interest on the Consolidated Balance Sheet.  The net loss attributable to contingently redeemable noncontrolling interest is reflected separately on the Consolidated Statement of Operations and reduces the Contingently Redeemable Noncontrolling Interest on the Consolidated Balance Sheet.  Net losses of the LLC are attributable to the members of the LLC based on their respective ownership percentages in the LLC.  During the first quarter of 2018, the LLC had a $736,000 loss primarily associated with accretion of its reclamation obligations, of which $184,000 was attributed to the Contingently Redeemable Noncontrolling Interest.

Contingently Redeemable Noncontrolling Interest (“CRNCI”)

Under GAAP, certain noncontrolling interests in consolidated entities meet the definition of mandatorily redeemable financial instruments if the ability to redeem the interest is outside of the control of the consolidating entity.  As described in Note 1 — “Description of Business”, the LLC Agreement permits POS-Minerals the option to put its interest in the LLC to Nevada Moly upon a change of control, as defined in the LLC Agreement, followed by a failure by us to use standard mining industry practice in connection with the development and operation of the Mt. Hope Project as contemplated by the parties for a period of 12 consecutive months.  As such, the CRNCI has continued to be shown as a separate caption between liabilities and equity based on accounting standards which require equity instruments with redemption features that are not solely within the control of the issuer to be classified outside of permanent equity (referred to as temporary equity).  The carrying value of the CRNCI has historically included the Return of Contributions, now $33.6 million, that will be returned to POS-Minerals in 2020, unless further extended by the members of the LLC as discussed above.  The expected Return of Contributions to POS-Minerals was carried at redemption value as we believed redemption of this amount was probable.  Effective January 1, 2015, Nevada Moly and POS-Minerals agreed that the Return of Contributions will be due to POS-Minerals on December 31, 2020, unless further extended by the members of the LLC as discussed above.  As a result, we have reclassified the Return of Contributions payable to POS-Minerals from CRNCI to a non-current liability at redemption value, and subsequently reduced it by $2.4 million, consisting of 20% of an $8.4 million principal payment made on milling equipment in March 2015, a $2.2 million principal payment made on electrical transformers in April 2015, and a $1.2 million principal payment made on milling equipment in April 2016, such that the remaining amount due to POS-Minerals is $33.6 million.

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

Asset Impairments

We evaluate the carrying value of long-lived assets to be held and used, using a fair-value based approach when events and circumstances indicate that the related carrying amount of our assets may not be recoverable.  Significant declines in the overall  economic environment, molybdenum and copper prices may be considered as impairment indicators for the purposes of these impairment assessments.  Additioanlly, failure to secure our mining permits, including our water rights, or revocation of our permits, may be considered as impairment indicators for the purposes of these impairment assessments.  In accordance with U.S. GAAP, the carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flows from such asset is less than its carrying value.  In that event, an impairment charge will be recorded in our Consolidated Statement of Operations and Comprehensive Loss based on the difference between book value and the estimated fair value of the asset computed using discounted future cash flows, or the application of an expected fair value technique in the absence of an observable market price.  Future cash flows include estimates of recoverable quantities to be produced from estimated proven and probable mineral reserves, commodity prices (considering current and historical prices, price trends and related factors), production quantities and capital expenditures, all based on life-of-mine plans and projections.  In estimating future cash flows, assets are grouped at the lowest level for which identifiable cash flows exist that are largely independent of cash flows from other asset groups.  Generally, in estimating future cash flows, all assets are grouped at a particular mine for which there are identifiable cash flows.  While at March 31, 2018, we have not identified any impairment triggering eents that would indicate any of our long-lived assets are impaired, there can be no assurance that there will not be asset impairments if commodity prices experience a sustained decline and/or if there are significant downward adjustments to estimates of recoverable quantities to be produced from proven and probable mineral reserves or production quantities, and/or upward adjustments to estimated operating costs and capital expenditures, all based on life-of-mine plans and projections.  The September 2017 denial of our water rights applications is not considered to be an impairment trigger as we have processes in place to seek replacement of these applications and secure the water permits needed for the Mt. Hope Project.

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

	March 31, 2018	December 31, 2017
	(in thousands)
Cash and cash equivalents	5,971	6,676
Restricted cash held at EMLLC	9,028	9,911
Restricted cash held for loan procurement	577	962
Restricted cash and investments held for reclamation bonds	823	825
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	16,399	18,374

Effective January 1, 2015,  Nevada Moly and POS-Minerals signed an amendment to the LLC Agreement under which a separate $36.0 million owed to Nevada Moly, held by the LLC in a reserve account established in December 2012, is being released for the mutual benefit of both members related to the jointly approved Mt. Hope Project expenses through 2021.  In January 2015, the reserve account funded a reimbursement of contributions made by the members during the fourth quarter of 2014, inclusive of $0.7 million to POS-Minerals and $2.7 million to Nevada Moly.  The remaining reserve account funds are now being used to pay ongoing jointly approved expenses of the LLC until the Company obtains full financing for its portion of the Mt. Hope Project construction cost, or until the reserve account is exhausted.  Any remaining funds after financing is obtained will be returned to the Company.  The balance of the reserve account was $9.0 million and $9.9 million at March 31, 2018 and December 31, 2017, respectively.

On November 2, 2015, the Company and AMER entered into an amendment to the AMER Investment Agreement, utilizing a three-tranche investment.  A portion of the proceeds were placed into an expense reimbursement account available to both AMER and the Company to cover anticipated Mt. Hope financing costs and other jointly sourced business development opportunities.  Approximately $0.6 million remains in this account at March 31, 2018.

As of March 31, 2018, the LLC, had $0.3 million in cash deposits associated with reclamation bonds and an additional $0.4 million in a long-term funding mechanism, which are accounted for as restricted cash.  Total restricted cash for surety bond collateral requirements and other long-term reclamation obligations at the Mt. Hope Project equal $0.7 million.  Another $0.1 million in cash collateral is associated with surety bonds at the Liberty Project.

Basic and Diluted Net Loss Per Share

Net loss per share was computed by dividing the net loss attributable to the Company by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Outstanding awards as of March 31, 2018 and December 31, 2017, respectively, were as follows:

	March 31, 2018	December 31, 2017
Warrants	89,535,000	89,535,000
Shares Issued upon conversion of Senior Notes	5,910,000	5,910,000
Unvested Stock Awards	2,445,553	1,735,553
Stock Appreciation Rights	995,983	995,983

These awards were not included in the computation of diluted loss per share for the three and twelve months ended March 31, 2018 and December 31, 2017, respectively, because to do so would have been anti-dilutive.  Therefore, basic loss per share is the same as diluted loss per share.

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

Senior Convertible Promissory Notes and other Long-Term Debt

In December 2014, the Company sold and issued $8.5 million in units consisting of convertible promissory notes (the “Convertible Notes”) and warrants to purchase shares of our common stock (the “Notes Warrants”) to accredited investors, including several directors and officers of the Company, pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 thereunder. The Notes are unsecured obligations and are senior to any of the Company’s future secured obligations to the extent of the value of the collateral securing such obligations.

The Convertible Notes bear interest at a rate of 10.0% per annum, payable in cash quarterly in arrears on each March 31, June 30, September 30, and December 31. The Convertible Notes are convertible at any time in an amount equal to 80% of the greater of (i) the average volume weighted average price (“VWAP”) for the 30 Business Day period ending on the Business Day prior to the date of the conversion, or (ii) the average VWAP for the 30 Business Day period ending on the original issuance date of the Convertible Notes.  Each Note will convert into a maximum of 100 shares per note, resulting in the issuance of up to 8,535,000 shares. General Moly’s named executive officers and board of directors who participated in the offering are restricted from converting at a price less than $0.32, the most recent closing price at the time that the Convertible Notes were issued. The Convertible Notes are mandatorily redeemable at par plus the present value of remaining coupons upon (i) the availability of cash from a financing for the Mt. Hope Project or (ii) any other debt financing by the Company. In addition, 50% of any proceeds from the sale of assets cumulatively exceeding $250,000 will be used to prepay the Convertible Notes at par plus the present value of remaining coupons. The Company has the right to redeem the Convertible Notes at any time at par plus the present value of remaining coupons. The Private Placement was negotiated by independent members of General Moly’s board of directors, none of whom participated in the transaction.  As of March 31, 2018, an aggregate of $2.6 million of Convertible Notes had been converted into 2,625,000 shares of common stock and $1.3 million of non-convertible Senior Promissory Notes, resulting in a $0.2 million annual reduction in interest payments made by the Company in the servicing of the Convertible Notes, as further discussed in Note 6 below.

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

Recently Issued Accounting Pronouncements

Statement of Cash Flows (Topic 230):  Restricted Cash

In November 2016, the FASB issued ASU 2016-18 Statement of Cash Flows (Topic 230):  Restricted Cash.  The update requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents.  Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows and is effective for annual periods beginning after December 15, 2017.  The Company implemented the standard in the first quarter of 2018 which resulted in a modification to the statement of cash flows and additional disclosure concerning restricted cash accounts.

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

Revenue from Contracts with Customers (Topic 606)

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), subsequently followed by ASU 2015-14, Deferral of the Effective Date, 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross Versus Net), 2016-10, Identifying Performance Obligations and Licensing, and 2016-12, Narrow-Scope Improvement and Practical Expedients.   The new guidance aims to establish principles to report useful information to users of financial statements about the nature, amount, timing, and uncertainty of revenue from contracts with customers.  The amendments are effective for reporting periods beginning after December 31, 2017.  As the Company currently has no revenue, implementation of the standard did not have a material impact on its financial statements.

Compensation – Stock Compensation (Topic 718):  Scope of Modification Accounting

In May 2017, the FASB issued ASU 2017-09 Compensation – Stock Compensation (Topic 718):  Scope of Modification Accounting.  The update clarifies when an entity is required to use modification upon a change in the terms or conditions of a share-based payment award and is effective for annual periods beginning after December 15, 2017.  As the Company does not engage in modifying existing awards at this time, implementation of the standard did not have a material impact on its financial statements.

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

Further exploration work proposed in 2018 will entail review of historic logs and core to update the geologic interpretation of the skarn area, potential re-assaying of historic drill samples, further review of the IP results, and geologic and lithological interpretation to define a new drilling program. General Moly engaged Independent Mining Consultants of Tucson, Arizona, to support compilation and review of the historic drill database. A full exploration program for 2018 may be subject to additional financing. Refer to the Company’s news release dated March 1, 2017 for further information and disclosure, including the review of technical information by a Qualified Person as required under Canadian National Instrument 43-101.

Liberty Project.  We are currently continuing to evaluate the Liberty Project.  In July 2014, the Company published an updated NI 43-101 compliant pre-feasibility study, which more closely examined the use of existing infrastructure and the copper potential of the property.  In February 2017, Liberty Moly entered into a lease agreement with WK Mining Ltd. (“WK”) for the lease of water rights for the purpose of mining and milling.  The term of the lease is six years which WK can extend for an additional four years.  As compensation for the leased water rights, WK has issued $112,000 in common shares to Liberty Moly consisting of $100,000 at signing of the agreement and shares equal to $12,000 in its first annual installment, and is required to pay an annual fee on the anniversary date of the lease in either cash or WK common shares.

The Nevada Division of Environmental Protection (“NDEP”) has identified environmental concerns with some Liberty Project facilities acquired with the property.  NDEP’s concerns are related to aspects of previously approved closure plans required by Nevada regulation.  We have proposed options to NDEP to address these concerns.  Our 2018 projected costs are consistent with budgeted spend.  We will continue work with NDEP to evaluate ongoing options to address any future concerns, and additional costs may be required beyond 2018 to meet NDEP’s closure requirements.  However, a reasonable estimate cannot be determined at this time as it is not possible to reasonably predict the outcome of our negotiations with NDEP.

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

Summary. The following is a summary of mining properties, land and water rights at March 31, 2018 and December 31, 2017 (in thousands):

	At	At
	March 31,	December 31,
	2018	2017
Mt. Hope Project:
Development costs	$173,512	$173,861
Mineral, land and water rights	11,324	11,324
Advance royalties	31,300	31,300
Total Mt. Hope Project	216,136	216,485
Total Liberty Project	9,682	9,684
Other Properties	81	81
Total	$225,899	$226,250

Development costs of $173.5 million as of March 31, 2018 include hydrology and drilling costs, expenditures to further the permitting process, capitalized salaries, project engineering costs, and other expenditures required to fully develop the Mt. Hope Project.  Deposits on project property, plant and equipment of $88.0 million as of March 31, 2018 represent ongoing progress payments on equipment orders for the custom-built grinding and milling equipment, related electric mill drives, and other processing equipment that require the longest lead times.

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

The following table shows asset retirement obligations for future mine closure and reclamation costs in connection with the Mt. Hope Project and within the boundaries of the Plan of Operations (“PoO”):

(in thousands)
At January 1, 2017	$1,454
Accretion Expense	106
Adjustments*	8
At December 31, 2017	$1,568
Accretion Expense	26
Adjustments*	(38)
At March 31, 2018	$1,556

*Includes additions, annual changes to the escalation rate, the market-risk premium rate, or reclamation time periods.

The estimated future reclamation costs for the Mt. Hope Project have been discounted using a rate of 8%, which is the rate that existed at the time the liability was originally measured.  The total inflated and undiscounted estimated reclamation costs associated with current disturbance under the PoO at the Mt. Hope Project were $5.8 million at March 31, 2018, inclusive of $2.6 million for mitigation of sage grouse habitat that would be affected by development of the Mt. Hope Project.  Increases in ARO liabilities resulting from the passage of time are recognized as accretion expense.

As of March 31, 2018, the LLC had provided the appropriate regulatory authorities with $2.8 million in reclamation financial guarantees through the posting of surety bonds for reclamation of the Mt. Hope, had $0.3 million in cash deposits associated with these bonds and an additional $0.4 million in a long-term funding mechanism, which are specific to the PoO disturbance and accounted for as restricted cash and are unrelated to the inflated and undiscounted liability referenced above.

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

	Mt. Hope Project
	outside PoO
	boundary	Liberty
	(in thousands)
At January 1, 2017	$15	$118
Adjustments *	—	3
At December 31, 2017	$15	$121
Adjustments *	—	—
At March 31, 2018	$15	$121

*Includes reduced / reclaimed disturbance

NOTE 6 — LONG TERM DEBT

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

Based on the redemption and conversion features discussed above, the Company determined that there were embedded derivatives that require bifurcation from the debt instrument and should be accounted for under ASC 815. Embedded derivatives are separated from the host contract, the Convertible Notes, and carried at fair value when: (a) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract; and (b) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument. The Company has concluded that the Mandatory Redemption and Conversion Option features embedded within the Convertible Notes meet these criteria and, as such, must be valued separate and apart from the Convertible Notes as one embedded derivative and recorded at fair value each reporting period (the “Embedded Derivatives”).

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

As of March 31, 2018 and December 31, 2017, respectively, the carrying value of the Convertible Notes, absent the embedded derivatives, was $5.7 million and $5.7 million inclusive of an unamortized debt discount of $0.2 million and $0.2 million, all of which is considered long term debt. The fair value of the Convertible Notes was $6.6 million and $6.7 million at March 31, 2018 and December 31, 2017, respectively.

As of March 31, 2018 and December 31, 2017, the carrying value of the Promissory Notes was $1.3 million and $1.3 million, respectively. The fair value of the Promissory Notes was $0.9 million and $1.0 million at March 31, 2018 and December 31, 2017, respectively.

The embedded derivatives recorded in Convertible Notes at fair value were $5,000 and $57,000 at March 31, 2018 and December 31, 2017, respectively. The changes in the estimated fair value of the embedded derivatives during the three months ended March 31, 2018 resulted in a net loss of approximately $52,000.  Gain or loss on embedded derivatives is recognized as Interest Expense in the Statement of Operations.

The Company has estimated the fair value of the Convertible Notes and embedded derivatives based on Level 3 inputs. Changes in certain inputs into the binomial lattice valuation models can have a significant impact on changes in the estimated fair value. For example, the estimated fair value of the embedded derivatives will generally decrease with: (1) a decline in the stock price; (2) increases in the estimated stock volatility; and (3) an increase in the estimated credit spread.

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

The following tables set forth the inputs to the models that were used to value the embedded derivatives:

	March 31, 2018	December 31, 2017
Stock Price	$0.38	$0.33
Maturity Date	December 31, 2019	December 31, 2019
Risk-Free Interest Rate	2.23%	1.89%
Estimated Stock Volatility	40.00%	40.00%
Default Intensity	2.00%	2.00%
Recovery Rate	30.00%	30.00%

Type of Event	Expected Date	Probability of Event
Mandatory Redemption	October 17, 2019	80%
Conversion Option	March 31, 2019	10%
Note Reaches Maturity	December 31, 2019	10%

NOTE 7 — COMMON STOCK UNITS, COMMON STOCK AND COMMON STOCK WARRANTS

During the three months ended March 31, 2018, we issued 993,481 shares of common stock pursuant to stock awards under the 2006 Equity Incentive Plan and 1,168,300 shares under our at-the-market offering facility.

During the year ended December 31, 2017, 556,590 shares of common stock were issued pursuant to stock awards under the 2006 Equity Incentive Plan and 14.6 million shares of common stock to AMER upon closing of tranche 2 of the amended AMER Investment Agreement in October 2017.

We currently have 89,535,000 warrants outstanding at an exercise price between $0.50 and $5.00 per share.  No change in the price or number of warrants outstanding has occurred in the past three years.

On December 26, 2014, the Company issued 8.5 million Notes Warrants in connection with the private placement of its Convertible Notes at a price of $1.00 per share and having a relative fair value of $0.8 million.  In addition, the $0.8 million value placed on the Notes Warrants was considered a debt discount and is being amortized over the expected redemption period.

On November 2, 2015, the Company issued a warrant for  80.0 million common shares to AMER in connection with the closing of tranche 1 of the amended AMER Investment Agreement at a price of $0.50 per share and a relative fair value of $0.5 million, resulting in an entry to additional paid-in capital.

Of the warrants outstanding at March 31, 2018, 8.5 million are exercisable at $1.00 per share at any time from June 26, 2015 through their expiration on December 26, 2019, 1.0 million are exercisable at $5.00 per share once General Moly has received financing necessary for the commencement of commercial production at the Mt. Hope Project and will expire one year thereafter, and the 80.0 million shares of the amended AMER Warrant will become exercisable upon availability of the Bank Loan, should such availability occur prior to the third anniversary of the issuance of the ROD for the Mt. Hope Project, discussed below in Note 12, and will expire five years thereafter.

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

On April 12, 2017, the Company filed a prospectus supplement in both Canada and the United States to its U.S. base shelf prospectus and U.S. registration statement on Form S-3 which enabled the Company, at its discretion from time to time, to sell up to $20 million worth of common shares by way of an at-the-market offering.  Since the effectiveness of the prospectus supplement by the SEC on April 26, 2017 to March 31, 2018, a total of 1,168,300 common shares have been sold under the ATM, for net proceeds to the Company of $0.5 million.

NOTE 8 — PREFERRED STOCK

Pursuant to our Certificate of Incorporation we are authorized to issue 10,000,000 shares of $0.001 per share par value preferred stock.  The authorized but unissued shares of preferred stock may be issued in designated series from time to time by one or more resolutions adopted by the Board.  The Board has the authority to determine the preferences, limitations and relative rights of each series of preferred stock.  At March 31, 2018, and December 31, 2017, no shares of preferred stock were issued or outstanding.

NOTE 9 — EQUITY INCENTIVES

In 2006, the Board and shareholders of the Company approved the 2006 Equity Incentive Plan (“2006 Plan”), and in May 2010, our shareholders approved an amendment and restatement of the 2006 Plan increasing the number of shares that may be issued under the plan by 4,500,000 shares to 9,600,000 shares and extend the expiration date of the 2006 Plan to May 2020, as well as making other technical changes related to tax law and accounting rule changes, and to make administrative clarifying changes.  More recently, in June 2016, our shareholders approved an additional amendment to the 2006 Plan increasing the number of shares that may be issued under the plan by 5,000,000 shares to 14,600,000 shares.  The 2006 Plan authorizes the Board, or a committee of the Board, to issue or transfer up to an aggregate of 14,600,000 shares of common stock, of which 2,917,266 remain available for issuance as of March 31, 2018.  Awards under the 2006 Plan may include incentive stock options, non-statutory stock options, restricted stock units, restricted stock awards, and stock appreciation rights (“SARs”).  At the option of the Board, SARs may be settled with cash, shares, or a combination of cash and shares.  The Company settles the exercise of other stock-based compensation with newly issued common shares.

Stock-based compensation cost is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes option pricing model and is recognized as compensation ratably on a straight-line basis over the requisite vesting/service period.  As of March 31, 2018, there was $1.0 million of total unrecognized compensation cost related to share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.5 years.

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

At March 31, 2018, the aggregate intrinsic value of outstanding and exercisable (fully vested) SARs was nil and had a weighted-average remaining contractual term of 1.8 years.  No SARs were exercised during the three months ended March 31, 2018.

Restricted Stock Units and Stock Awards

Grants of restricted stock units and stock awards (“Stock Awards”) have been granted as performance based awards, earned over a required service period, or to Board members and the Company Secretary without any service requirement.  Performance based grants are recognized as compensation based on the probable outcome of achieving the performance condition.  Stock Awards issued to members of the Board of Directors and the Company Secretary that are fully vested at the time of issuance are recognized as compensation upon grant of the award.

The compensation expense recognized by the Company for Stock Awards is based on the closing market price of the Company’s common stock on the date of grant.  For the three months ended March 31, 2018, the weighted-average grant date fair value for Stock Awards was $0.39.  The total fair value of stock awards vested during the three months ended March 31, 2018 is $0.2 million.

Summary of Equity Incentive Awards

The following table summarizes activity under the Plans during the three months ended March 31, 2018:

	SARs		Stock Awards
	Weighted	Number	Weighted
	Average	of Shares	Average
	Strike	Under	Grant	Number of
	Price	Option	Price	Shares
Balance at January 1, 2018	$3.22	995,983	$1.44	1,735,553
Awards Granted	—	—	0.39	2,145,000
Awards Exercised or Earned	—	—	0.30	(1,435,000)
Awards Forfeited	—	—	—	—
Awards Expired	—	—	—	—
Balance at March 31, 2018	$3.22	995,983	$1.19	2,445,553

Exercisable at March 31, 2018	$2.81	103,087

A summary of the status of the non-vested awards as of March 31, 2018 and changes during the three months there ended is presented below:

	SARs		Stock Awards
	Weighted	Number	Weighted
	Average	of Shares	Average
	Fair	Under	Fair	Number of
	Value	Option	Value	Shares
Balance at January 1, 2018	$3.25	892,896	$1.44	1,735,553
Awards Granted	—	—	0.39	2,145,000
Awards Vested or Earned	—	—	0.30	(1,435,000)
Awards Forfeited	—	—	—	—
Balance at March 31, 2018	$3.25	892,896	$1.19	2,445,553

NOTE 10 — CHANGES IN CONTINGENTLY REDEEMABLE NONCONTROLLING INTEREST AND EQUITY

	Activity for
	Quarter Ended
	March 31,	March 31,
Changes CRNCI (Dollars in thousands)	2018	2017
Total CRNCI December 31, 2017 and 2016, respectively	$172,633	$172,659
Net Loss Attributable to CRNCI	(184)	(10)
Total CRNCI March 31, 2018 and 2017, respectively	$172,449	$172,649

	Activity for
	Quarter Ended
	March 31,	March 31,
Changes in Equity	2018	2017
Common stock:
At beginning of period	$126	$111
Share Issuance	2	—
At end of period	128	111

Additional paid-in capital:
At beginning of period	288,041	281,900
Share Issuance	495	—
Restricted stock net share settlement	(173)	(43)
Stock based compensation	290	150
At end of period	288,653	282,007

Accumulated deficit:
At beginning of period	(180,382)	(172,337)
Net loss attributable to GMI	(2,609)	(1,923)
At end of period	(182,991)	(174,260)

Total Equity March 31, 2018, and 2017, respectively	$105,790	$107,858

NOTE 11 — INCOME TAXES

At March 31, 2018 and December 31, 2017 we had deferred tax assets principally arising from the net operating loss carry-forwards for income tax purposes multiplied by an expected rate of 21%. As management of the Company cannot determine that it is more likely than not that we will realize the benefit of the deferred tax assets, a valuation allowance equal to the net deferred tax asset has been established at March 31, 2018 and December 31, 2017.

At March 31, 2018 and December 31, 2017, we had net operating loss carry-forwards of approximately $267.4 million and $264.8 million, respectively, which expire in the years 2021 through 2038.  The change in the allowance account from Decmeber 31, 2017 to March 31, 2018 was a decrease of $0.6 million.

As of March 31, 2018 and December 31, 2017, the Company had no unrecognized tax benefits.  There was no change in the amount of unrecognized tax benefits as a result of tax positions taken during the year or in prior periods or due to settlements with taxing authorities or lapses of applicable statues of limitations.

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

The Mt. Hope Lease requires a royalty advance (“Construction Royalty Advance”) of 3% of certain construction capital costs, as defined in the Mt. Hope Lease.  The LLC is obligated to pay a portion of the Construction Royalty Advance each time capital is raised for the Mt. Hope Project based on 3% of the expected capital to be used for those certain construction capital costs defined in the Mt. Hope Lease.  Through March 31, 2018, we have paid $25.1 million of the total royalty advance.  Based on our Mt. Hope Project capital budget we estimate that a final reconciliation payment on the Capital Construction Cost Estimate (the “Estimate”) will be due following the commencement of commercial production, after as-built costs are definitively determined.  The Company estimates, based on the revised capital estimate discussed above and the current timeline for the commencement of commercial production, that an additional $4.2 million will be due approximately 24 months after the commencement of construction.  This amount has been accrued for all periods presented as accrued advance royalties.  The capital estimates may be subject to escalation in the event the Company experiences continued delays in achieving full financing for the Mt. Hope Project.

The LLC is also obligated to make a minimum annual advance royalty payment (“Annual Advance Royalty”) of $0.5 million each October 19 for any year wherein commercial production has not been achieved or the MHMI Production Royalty (as hereinafter defined) is less than $0.5 million.  As commercial production is not anticipated to commence before late-2021, the Company has accrued $2.0 million in Annual Advance Royalty payments which will be due in three $0.5 million installments in October 2018, 2019, and 2020, and 2021respectively.  The Estimate and the Annual Advance Royalty are collectively referred to as the “Advance Royalties.”  All Advance Royalties are credited against the MHMI Production Royalties once the mine has achieved commercial production.  After the mine begins production, the LLC estimates that the MHMI Production Royalties will be in excess of the Annual Advance Royalties for the life of the Mt. Hope Project.  Until the advance royalties are fully credited, the LLC will pay one half of the calculated Production Royalty annually.  Assuming a $12 molybdenum price, the Annual Advance Royalties will be consumed within the first five years of commercial production.

On February 28, 2018, the LLC) and MHMI entered into a Second Amendment dated effective January 15, 2018 (the “Lease Amendment”), to the Mt. Hope Lease.  The Lease Amendment provides that following commencement of commercial production of any non- molybdenum minerals at the Mt. Hope Project, the LLC will pay a production royalty to MHMI as follows:

•

For zinc, the production royalty shall be equal to (i) 4.0% of net returns when the average gross value for the calendar quarter is less than or equal to $2.00 per pound; (ii) 4.5% of net returns when the average gross value is between $2.01 and $2.49 per pound; and (iii) 5.0% of net returns when the average gross value is $2.50 per pound or greater; and

•	For all other non-moly minerals, the production royalty shall be equal to 4.0% of net returns.

If commercial production of non-moly minerals commences before commercial production of molybdenum, the Lease Amendment provides that the LLC’s obligation to pay the annual advance royalty under the Mt. Hope Lease will continue until the LLC has paid MHMI an aggregate of $3 million in non-moly production royalties in a three-year period.  After this threshold is met, then payment of the advance royalty may be deferred in whole or in part if the non-moly production royalty exceeds specified levels.  After non-moly production royalties have exceeded $10,000,000, future payments may be credited against future production royalties under certain circumstances.

The Liberty Project

The Nevada Division of Environmental Protection (“NDEP”) has identified environmental concerns with some Liberty Project facilities acquired with the property.  NDEP’s concerns are related to aspects of previously approved closure plans required by Nevada regulation.  We have proposed options to NDEP to address these concerns.  Our 2018 projected costs are consistent with budgeted spend.  We will continue work with NDEP to evaluate ongoing options to address any future concerns, and additional costs may be required beyond 2018 to meet NDEP’s closure requirements.  However, a reasonable estimate cannot be determined at this time as it is not possible to reasonably predict the outcome of our negotiations with NDEP.

Deposits on project property, plant and equipment

As discussed in Note 2, the LLC has active orders with varying stages of fabrication on milling process equipment comprised of two 230kV primary transformers and substation, a primary crusher, a semi-autogenous mill, two ball mills, and various motors for the mills with remaining cash commitments of $2.0 million due on these orders.

Equipment and Supply Procurement

Through March 31, 2018, the LLC has made deposits and/or final payments of $88.0 million on equipment orders and has spent approximately $201.9 million for the development of the Mt. Hope Project, for a total Mt. Hope Project inception-to-date spend of $289.9 million.

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

Environmental regulations related to reclamation require that the cost for a third party contractor to perform reclamation activities on the minesite be estimated.  In October 2015, we submitted a request to the BLM to reduce our reclamation liability to current surface disturbance.  Simultaneously, we submitted an application to NDEP-BMRR to modify the Reclamation Permit to reflect this reduced reclamation liability. On October 26, 2015, NDEP-BMRR approved the proposed permit modification, including the reduced reclamation liability amount.   On December 21, 2015, BLM approved the updated reclamation liability estimate, reducing of the reclamation liability to approximately $2.8 million.  We worked with the LLC’s reclamation surety underwriters to satisfy the reduced $2.8 million financial guarantee requirements under the approved amended PoO for the Mt. Hope Project.  As of March 31, 2018, the surety bond program is funded with a cash collateral payment of $0.3 million.

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

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References made in this Quarterly Report on Form 10-Q to “we,” “our,” “us,” or the “Company,” refer to General Moly, Inc.

The following discussion and analysis of our financial condition and results of operations constitutes management’s review of the factors that affected our financial and operating performance for the three months ended March 31, 2018, and 2017.  This discussion should be read in conjunction with the consolidated financial statements and notes thereto contained elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2017, which was filed on March 13, 2018.

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

The original Return of Contributions amount due to POS-Minerals is reduced, dollar for dollar, by the amount of capital contributions for equipment payments required from POS-Minerals under approved budgets of the LLC, as discussed further below.  As of March 31, 2018, this amount has been reduced by $2.4 million, consisting of 20% of an $8.4 million principal payment made on milling equipment in March 2015, a $2.2 million principal payment made on electrical transformers in April 2015, and a $1.2 million principal payment made on milling equipment in April 2016, such that the remaining amount due to POS-Minerals is $33.6 million.  If Nevada Moly does not fund its additional capital contribution in order for the LLC to make the required Return of Contributions to POS-Minerals set forth above, POS-Minerals has an election to either make a secured loan to the LLC to fund the Return of Contributions or receive an additional interest in the LLC estimated to be 5%.  In the latter case, Nevada Moly’s interest in the LLC is subject to dilution by a percentage equal to the ratio of 1.5 times the amount of the unpaid Return of Contributions over the aggregate amount of deemed capital contributions (as determined under the LLC Agreement) of both parties to the LLC (“Dilution Formula”).  At March 31, 2018, the aggregate amount of deemed capital contributions of both parties was $1,085.6 million.

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

The Reserve Account

Effective January 1, 2015, Nevada Moly and POS-Minerals signed an amendment to the LLC Agreement under which a separate $36.0 million belonging to Nevada Moly, held by the LLC in a reserve account established in December 2012, is being released for the mutual benefit of both members related to annual jointly approved Mt. Hope Project expenses through 2021.  In January 2015, the reserve account funded a reimbursement of contributions made by the members during the fourth quarter of 2014, inclusive of $0.7 million to POS-Minerals and $2.7 million to Nevada Moly.  The remaining reserve account funds are now being used to pay ongoing jointly approved expenses of the LLC until the Company obtains full financing for its portion of the Mt. Hope Project construction cost, or until the reserve account is exhausted.  Any remaining funds after financing is obtained will be returned to the Company.  The balance of the reserve account was $9.0 million and $9.9 million at March 31, 2018 and December 31, 2017, respectively.

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

Capital & Operating Cost Estimates

Presently, the development of the Mt. Hope Project has a Project Capital Estimate of $1,312 million, which includes development costs of approximately $1,245 million and $67 million in cash financial guaranty/bonding requirements, advance royalty payments, and power pre-payment estimates.  These capital costs were updated in the third quarter of 2012, and were then escalated by approximately 3% in the third quarter of 2013, for those items not yet procured or committed to by contract.  The Mt. Hope Project has not materially changed in scope and remains currently designed at approximately 65% engineering completion, with solid scope definition.  The pricing associated with this estimate remains subject to escalation associated with equipment, construction labor and commodity price increases, and project delays, which will continue to be reviewed periodically.  The Project Capital Estimate does not include financing costs or amounts necessary to fund operating working capital and potential capital overruns, is subject to additional holding costs as financing activities for construction of the Mt. Hope Project are delayed, and may be subject to other escalation and de-escalation as contracts and purchase arrangements are finalized at then current pricing.  From October 2007 through the quarter ended March 31, 2018, the LLC spent approximately $289.9 million of the estimated $1,312 million on development of the Mt. Hope Project.

The LLC’s Project Operating Cost Estimate forecasts molybdenum production of approximately 41 million pounds per year for the first five years of operations at estimated average direct operating costs of $6.16 per pound based on a $8.00/lb reserve and $90 per barrel oil equivalent energy prices.  The Costs Applicable to Sales (“CAS”) per pound, including anticipated royalties calculated at a market price of $15 per pound molybdenum, are anticipated to average $6.84 per pound for the first 5 years.  For a reconciliation of direct operating costs, a non-GAAP measure, to CAS.  These cost estimates are based on 2013 constant dollars and are subject to cost inflation or deflation.

Equipment and Supply Procurement

Through March 31, 2018, the LLC has made deposits and/or final payments of $88.0 million on equipment orders.

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

Molybdenum Market Update

The molybdenum price was approximately $12/lb, which is up from $10.25/lb at year end 2017 and $6.70 /lb at yearend 2016, according to Platts at the time of this report. The molybdenum price reached a high of $13/lb in early March 2018, which was a level last seen in 2014.

The molybdenum price has been generally strong since 2017 when it was the second best performing metal price after cobalt among most metals. The 2017 year low was $6.85/lb at the beginning of the year and the year high was $10.25/lb at the end of the year, with volatile prices throughout most of the year until a late year surge to double digits.

Approximately 70% of molybdenum’s first use is for steel production as molybdenum is a premier alloy to strengthen steel and make it corrosion resistant.

Demand has been strong for molybdenum due to increased steel containing molybdenum, driven by a continued robust recovery of the oil and gas industry with the oil price having topped $68/barrel, a three-year high in mid-April 2018. Rising oil and gas prices have driven higher drilling and capital investment by the industry which creates increased specialty steel and high strength tubular steel demand.

In addition, global economic and infrastructure growth, particularly in China, India and emerging economies, remained strong through 2017 and moderating slightly into the first quarter of 2018.

On the supply side, the CPM Group, a commodities research firm in New York, estimates that the molybdenum market will near equilibrium with a slight surplus in 2018. CPM projects that molybdenum will tip into deficit in 2019 which will be exacerbated in 2020 and 2021.

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

Liquidity, Capital Resources and Capital Requirements

For the period from December 31, 2017 to March 31, 2018

Our total consolidated cash balance at March 31, 2018 was $6.0 million compared to $6.7 million at December 31, 2017, representing a decrease of $0.7 million due to a variety of cash inflows and outflows.  Outflows included $0.4 million in development costs for the Mt. Hope Project, $0.1 million at the Liberty Project, $1.2 million in general and administrative costs and $0.4 million in due diligence efforts, offset by an inflow of funds released from the reserve account of $0.9 million and funds received from the issuance of shares under the at-the-market offering mechanism of $0.5 million.

The $36.0 million reserve account established in December of 2012, at the direction of the LLC management committee, was payable to Nevada Moly upon release, at which time the funds would have become available for use by the Company.  Effective January 1, 2015, Nevada Moly and POS-Minerals signed an amendment to the LLC agreement under which $36.0 million owed to Nevada Moly and held by the LLC in the reserve account will be released over the next few years, but only for the mutual benefit of both members related to jointly approved Mt. Hope Project expenses as discussed above.  The balance of the reserve account at March 31, 2018 was $9.0 million, compared to $9.9 million at December 31, 2017.

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

Total assets as of March 31, 2018 decreased to $333.5 million compared to $335.8 million as of December 31, 2017 primarily due to general and administrative expenses.

Other Capital Requirements

We also require additional capital to maintain our mining claims and other rights related to the Liberty Project, as well as continue payment of ongoing general and administrative costs associated with supporting our planned operations.

Results of Operations

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

For the three months ended March 31, 2018, we had a consolidated net loss of $2.6 million compared with a net loss of $1.9 million in the same period for 2017.

For the three months ended March 31, 2018 and 2017, exploration and evaluation expenses were $0.2 million and $0.1 million, due to ongoing care and maintenance expenses.

For the three months ended March 31, 2018 and 2017, general and administrative expenses were $2.5 million and $1.5 million, respectively.  Additionally, we are transitioning to a new accounting software in 2018, and as such, the amount for 2018 includes approximately $0.9 million in costs associated with accelerated depreciation of acquisition and installation costs associated with the prior system.

Interest expense for the three months ended March 31, 2018 and 2017 was $0.2 million and $0.3 million, respectively, due primarily to a larger non-cash mark to market adjustment related to the Senior Convertible Promissory Notes in 2017 than 2018.

Contractual Obligations

Through March 31, 2018, the LLC has made deposits and/or final payments of $88.0 million on equipment orders.  See “—Overview—Equipment and Supply Procurement” above.  Of these deposits, $71.7 million relate to fully fabricated items, primarily milling equipment, for which the LLC has additional contractual commitments of $2.0 million noted in the table above.  The remaining $16.3 million reflects both partially fabricated milling equipment, and non-refundable deposits on mining equipment.  As discussed in Note 12 to the consolidated financial statements contained elsewhere in this report, the mining equipment agreements remain cancellable with no further liability to the LLC. The underlying value and recoverability of these deposits and our mining properties in our consolidated balance sheets are dependent on the LLC’s ability to fund development activities that would lead to profitable production and positive cash flow from operations or proceeds from the disposition of these assets. There can be no assurance that the LLC will be successful in obtaining project financing, in generating future profitable operations, disposing of these assets or the Company securing additional funding in the future on terms acceptable to us or at all.  Our audited consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded assets or liabilities.

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

Obligations under capital and operating leases

We have contractual operating leases that will require a total of $67,000 in payments over the next three years.  Operating leases consist primarily of rents on office facilities and office equipment.  Our expected payments are $67,000, nil, and nil for the years ended December 31, 2017, 2018, and 2019, respectively.

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

The Trust may be funded by the LLC over several years based on the achievement of certain milestones, which are considered to be probable, and as such $4.0 million is accrued in the Company’s March 31, 2018, financial statements and is included in mining properties, land, and water rights.

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

Interest Rate Risk

As of March 31, 2018, we had a balance of cash and cash equivalents of $6.0 million and restricted cash of $10.4 million.  Interest rates on short term, highly liquid investments have not changed materially since December 31, 2010, and continue to be 1% or less on an annualized basis.

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

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.RISK FACTORS.

Our Annual Report on Form 10-K for the year ended December 31, 2017, including the discussion under the heading “Risk Factors” therein, and this report describe risks that may materially and adversely affect our business, results of operations or financial condition.  The risks described in our Annual Report on Form 10-K and this report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operations.

Special Note Regarding Forward-Looking Statements

Certain statements in this report may constitute forward-looking statements, which involve known and unknown risks, uncertainties and other factors, which may cause actual results, performance or achievements of our Company, the Mt. Hope Project, Liberty Project and our other projects, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  We use the words “may,” “will,” “believe,” “expect,” “anticipate,” “intend,” “future,” “plan,” “estimate,” “potential” and other similar expressions to identify forward-looking statements.  These forward-looking statements are subject to a number of risks, uncertainties and assumptions that could cause actual results to differ materially from those in the forward looking statements. Such risks, uncertainties and assumptions are described in the “Risk Factors” section included in our Annual Report on Form 10-K for the year ended December 31, 2017, and this report, and include, among other things:

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
•

POS-Minerals’ right under the LLC Agreement to approve the conduct of business other than the development, construction, operations and financing of the Mt. Hope molybdenum project, including the potential Cu-Ag target and zinc mineralization;

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.MINE SAFETY DISCLOSURES

None.

ITEM 5.OTHER INFORMATION

None.

ITEM 6.EXHIBITS

Exhibit Number	Description of Exhibit
10.1	Stay Incentive Agreement dated as of January 16, 2018, by and between General Moly, Inc. and Bruce D. Hansen (Filed herewith.)
10.2	Stay Incentive Agreement dated as of January 16, 2018, by and between General Moly, Inc. and Robert I. Pennington (Filed herewith.)
10.3	Stay Incentive Agreement dated as of January 16, 2018, by and between General Moly, Inc. and R. Scott Roswell (Filed herewith.)
10.4	Stay Incentive Agreement dated as of January 16, 2018, by and between General Moly, Inc. and Amanda Corrion (Filed herewith.)
10.5

Second Amendment to Lease Agreement, dated effective January 15, 2018, between Eureka Moly, LLC and Mount Hope Mines, Inc. (Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on February 28, 2018.)

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

Dated: May 8, 2018

GENERAL MOLY, INC.

By:	/s/ Amanda J. Corrion
Amanda Corrion
Principal Accounting Officer and Duly Authorized Officer