Form 10-Q
period 2018-06-30
General Moly, Inc
filed 2018-08-14
CIK 1275229

un

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

The number of shares outstanding of issuer’s common stock as of August 10, 2018, was 127,963,804.

PART I - FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

GENERAL MOLY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share amounts)

	June 30,	December 31,
	2018	2017
	(unaudited)
ASSETS:
CURRENT ASSETS
Cash and cash equivalents	$4,660	$6,676
Deposits, prepaid expenses and other current assets	46	114
Total Current Assets	4,706	6,790
Mining properties, land and water rights	225,538	226,250
Deposits on project property, plant and equipment	88,078	87,893
Restricted cash held at EMLLC	8,175	9,911
Restricted cash held for loan procurement	463	962
Restricted cash and investments held for reclamation bonds	819	825
Non-mining property and equipment, net	51	78
Other assets	3,066	3,066
TOTAL ASSETS	$330,896	$335,775
LIABILITIES, CRNCI, AND EQUITY:
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$770	$602
Accrued advance royalties	500	500
Total Current Liabilities	1,270	1,102
Provision for post closure reclamation and remediation costs	1,718	1,704
Accrued advance royalties	5,700	5,700
Accrued payments to Agricultural Sustainability Trust	4,000	4,000
Long term debt	1,340	1,340
Senior Convertible Promissory Notes	5,764	5,745
Return of Contributions Payable to POS-Minerals	33,641	33,641
Other accrued liabilities	2,125	2,125
Total Liabilities	55,558	55,357

COMMITMENTS AND CONTINGENCIES - NOTE 12

CONTINGENTLY REDEEMABLE NONCONTROLLING INTEREST ("CRNCI")	172,275	172,633

EQUITY
Common stock, $0.001 par value; 650,000,000 and 650,000,000 shares authorized, respectively, 127,963,804 and 125,802,023 shares issued and outstanding, respectively	128	126
Additional paid-in capital	288,857	288,041
Accumulated deficit during exploration and development stage	(185,922)	(180,382)
Total Equity	103,063	107,785
TOTAL LIABILITIES, CRNCI, AND EQUITY	$330,896	$335,775

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOLY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited — In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017
REVENUES	$—	$—	$—	$—

OPERATING EXPENSES:
Exploration and evaluation	147	137	306	274
General and administrative expense	2,733	1,586	5,205	3,094
TOTAL OPERATING EXPENSES	2,880	1,723	5,511	3,368

(LOSS) FROM OPERATIONS	(2,880)	(1,723)	(5,511)	(3,368)

OTHER INCOME/(EXPENSE):
Interest expense	(225)	(225)	(387)	(514)
TOTAL OTHER (EXPENSE)/INCOME, NET	(225)	(225)	(387)	(514)

(LOSS) BEFORE INCOME TAXES	(3,105)	(1,948)	(5,898)	(3,882)

Income Taxes	—	—	—	—

CONSOLIDATED NET (LOSS)	$(3,105)	$(1,948)	$(5,898)	$(3,882)
Less: Net loss attributable to CRNCI	174	5	358	15
NET LOSS ATTRIBUTABLE TO GMI	$(2,931)	$(1,943)	$(5,540)	$(3,867)
Basic and diluted net loss attributable to GMI per share of common stock	$(0.02)	$(0.02)	$(0.05)	$(0.03)
Weighted average number of shares outstanding — basic and diluted	127,983	111,168	115,877	111,128

COMPREHENSIVE (LOSS)	$(2,931)	$(1,943)	$(5,540)	$(3,867)

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOLY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited — In thousands)

	Six Months Ended
	June 30,	June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net loss	$(5,898)	$(3,882)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	1,767	133
Non-cash interest expense	19	147
Income realized on lease of water rights	(13)	—
Stock-based compensation for employees and directors	424	(51)
(Increase) in deposits, prepaid expenses and other	68	(40)
Decrease in accounts payable and accrued liabilities	112	(471)
(Decrease)increase in post closure reclamation and remediation costs	(38)	9
Net cash used by operating activities	(3,559)	(4,155)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase and development of mining properties, land and water rights	(906)	(949)
Deposits on property, plant and equipment	(116)	(60)
Net cash used by investing activities	(1,022)	(1,009)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock proceeds, net of issuance costs	324	(60)
Repayment of Long-Term Debt	—	(81)
Net cash provided/(used) by financing activities:	324	(141)
Net (decrease) in cash, cash equivalents and restricted cash	(4,257)	(5,305)
Cash, cash equivalents and restricted cash, beginning of period	18,374	23,452
Cash, cash equivalents and restricted cash, end of period	$14,117	$18,147

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of capitalized	$366	$366

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Equity compensation capitalized as development	$70	$15
Noncash change in deposits on property, plant and equipment	69	163

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

Additionally, on June 21, 2018 we announced plans to commence a 10-hole drill program on the Mt. Hope property, focused on the area where previously identified copper-silver-zinc-mineralized skarns have been identified, immediately adjacent to the Mt. Hope molybdenum deposit.

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

The original Return of Contributions amount due to POS-Minerals is reduced, dollar for dollar, by the amount of capital contributions for equipment payments required from POS-Minerals under approved budgets of the LLC, as discussed further below.  During the period January 1, 2015 to June 30, 2018, this amount was reduced by $2.4 million, consisting of 20% of an $8.4 million principal payment made on milling equipment in March 2015, a $2.2 million principal payment made on electrical transformers in April 2015, and a $1.2 million principal payment  made on milling equipment in April 2016, such that the remaining amount due to POS-Minerals is $33.6 million.  If Nevada Moly does not fund its additional capital contribution in order for the LLC to make the required Return of Contributions to POS-Minerals set forth above, POS-Minerals has an election to either make a secured loan to the LLC to fund the Return of Contributions, or receive an additional interest in the LLC estimated to be 5%.  In the latter case, Nevada Moly’s interest in the LLC is subject to dilution by a percentage equal to the ratio of 1.5 times the amount of the unpaid Return of Contributions over the aggregate amount of deemed capital contributions (as determined under the LLC Agreement) of both parties to the LLC (“Dilution Formula”).  At June 30, 2018, the aggregate amount of deemed capital contributions of both parties was $1,086.4 million.

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

Effective January 1, 2015,  Nevada Moly and POS-Minerals signed an amendment to the LLC Agreement under which a separate $36.0 million belonging to Nevada Moly, held by the LLC in a reserve account established in December 2012, is being released for the mutual benefit of both members related to the jointly approved Mt. Hope Project expenses through 2021.  In January 2015, the reserve account funded a reimbursement of contributions made by the members during the fourth quarter of 2014, inclusive of $0.7 million to POS-Minerals and $2.7 million to Nevada Moly.  The remaining reserve account funds are now being used to pay ongoing jointly approved expenses of the LLC until the Company obtains full financing for its portion of the Mt. Hope Project construction cost, or until the reserve account is exhausted.  Any remaining funds after financing is obtained will be returned to the Company.  The balance of the reserve account was $8.2 million and $9.9 million at June 30, 2018 and December 31, 2017, respectively.

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

On November 2, 2015, the Company and AMER entered into an amendment to the AMER Investment Agreement, utilizing a three-tranche investment.  The first tranche of the amended AMER Investment Agreement closed on November 24, 2015 for a $4.0 million private placement representing 13.3 million shares, priced at $0.30 per share, and warrants (the “AMER Warrants”) to purchase 80.0 million shares of common stock at $0.50 per share, which will become exercisable upon availability of an approximately $700.0 million senior secured loan (“Bank Loan”). The funds received from the $4.0 million private placement were divided evenly between general corporate purposes and an expense reimbursement account available to both AMER and the Company to cover anticipated Mt. Hope financing costs and other jointly sourced business development opportunities. In addition, AMER and General Moly entered into a Stockholder Agreement allowing AMER to nominate a director to the General Moly Board of Directors, and additional directors following the close of Tranche 3, discussed below, and drawdown of the Bank Loan.  The Stockholder Agreement also governs amer’s acquisition and transfer of General Moly shares.  Prior to closing, the parties agreed to eliminate certain conditions to closing.  Following the closing, AMER nominated Tong Zhang to serve as a director of the Company, and Mr. Zhang was appointed to the Board of Directors on December 3, 2015.    Mr. Zhang was nominated by the Board of Directors to stand for election at the 2018 General Meeting of Stockholders and was elected by the stockholders to serve as a Class II director for a three (3) year term expiring in 2021, subject to re-election.

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

The third tranche of the amended investment agreement will include a $10.0 million private placement representing 20.0 million shares, priced at $0.50 per share.  Completion of the third tranche is conditioned upon the earlier of completion of a joint business opportunity involving use of 10.0 million shares of General Moly stock or the reissuance of water permits for the Mt. Hope Project, anticipated in early 2019 as discussed in Note 12.  After the third tranche of the agreement is completed, AMER may nominate a second director to General Moly’s Board of Directors.

The further amended AMER Investment Agreement reaffirms continuation of the strategic partnership formed between the Company and AMER to assist in obtaining full financing for the Mt. Hope Project.  The issuance of shares in connection with the third tranche of the AMER Investment Agreement was approved by General Moly stockholders in December 2017 at a Special Meeting of Stockholders.

In addition to the AMER Investment Agreement discussed above, the Company and AMER are jointly evaluating other potential opportunities, ranging from outright acquisitions, privatizations, or significant minority interest investments.  The current focus is on base metal and ferro-alloy prospects, where the Company would benefit from management fees, minority equity interests, or the acquisition of both core and non-core assets.  From commencement of the AMER Investment Agreement in 2015 to June 30, 2018, the Company and AMER have spent approximately $2.0 million from the expense reimbursement account described above in connection with such evaluations.

Bank Loan

AMER has agreed to work cooperatively with the Company upon the return of sustained improved molybdenum prices to procure and support a senior secured term loan (“Bank Loan”) of approximately $700 million from a major Chinese bank or banks for development of the Mt. Hope Project, and to provide a guarantee for the Bank Loan.

When documentation is complete and drawdown of the approximately $700 million Bank Loan becomes available, pursuant to the amended warrant agreement described below, the AMER Warrant will become exercisable at $0.50. After drawdown of the Bank Loan, AMER will also be entitled to nominate a third Director to General Moly’s Board of Directors. All conditions under the warrant agreement were originally required to be completed no later than April 17, 2017 in order for the AMER Warrant to vest and become exercisable.  As the Bank Loan was not available on this date, on April 17, 2017, and again subsequently on June 16, 2017, July 16, 2017, and August 7, 2017, the Company and AMER entered into the First Amendment, Second Amendment, Third Amendment, and Fourth Amendment (the “Warrant Amendments”) to the AMER Warrant.  With the Fourth Amendment, the Company and AMER agreed to extend the deadline for satisfaction of all conditions to vesting of the AMER Warrant to the third anniversary of the re-issuance of the ROD for the Mt. Hope Project, as discussed below, anticipated in early 2019.

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

As discussed in Note 1, on November 24, 2015, the Company announced the receipt of funds to successfully close Tranche 1 of the amended Investment Agreement, resulting in a $4 million cash inflow to the Company, and on October 16, 2017, announced the closure of Tranche 2 of the parties’ three-tranche financing agreement, resulting in an additional $6.0 million cash inflow to the Company.  $5.5 million of the Tranche 2 equity sale proceeds are available for general corporate purposes, while $0.5 million will be held in the expense reimbursement account to cover costs related to the Mt. Hope Project financing and other jointly sourced business development opportunities.

On April 12, 2017, the Company filed a prospectus supplement in both Canada and the United States to its U.S. base shelf prospectus and U.S. registration statement on Form S-3 which enabled the Company, at its discretion from time to time, to sell up to $20 million worth of common shares by way of an “at-the-market” offering (the “ATM”).  Since the effectiveness of the prospectus supplement by the SEC on April 26, 2017 to June 30, 2018, a total of 1,168,300 common shares have been sold under the ATM, for net proceeds to the Company of $0.5 million.  There can be no assurances that there will be a market for the Company’s common shares at any future date.

We continue to work with our long-lead vendors at the Mt. Hope Project to manage the timing of contractual payments for milling equipment.  The following table sets forth the LLC’s remaining cash commitments under these equipment contracts (collectively, “Purchase Contracts”) at June 30, 2018 (in millions):

As of
June 30,
Year	2018 *
2018	$—
2019	1.4
2020	0.6
Total	$2.0

*All amounts are commitments of the LLC, and as a result of the agreement between Nevada Moly and POS-Minerals are to be funded by the reserve account, now $8.2 million as discussed above in Note 1, until such time that the Company obtains financing for its portion of construction costs at the Mt. Hope Project or until the reserve account balance is exhausted, and thereafter are to be funded 80% by Nevada Moly and 20% by POS-Minerals.  POS-Minerals remains obligated to make capital contributions for its 20% portion of equipment payments required by approved budgets of the LLC, and such amounts contributed by the reserve account on behalf of POS-Minerals will reduce, dollar for dollar, the amount of capital contributions that the LLC is required to return to POS-Minerals, as described under Note 1 above.

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

Through June 30, 2018, the LLC has made deposits and/or final payments of $88.1 million on equipment orders at the Mt. Hope Project.  Of these deposits, $71.7 million relate to fully fabricated items, primarily milling equipment, for which the LLC has additional contractual commitments of $2.0 million noted in the table above.  The remaining $16.4 million reflects both partially fabricated milling equipment, and non-refundable deposits on mining equipment.  As discussed in Note 12, the mining equipment agreements remain cancellable with no further liability to the LLC.  The underlying value and recoverability of these deposits and our mining properties in our consolidated balance sheets are dependent on the LLC’s ability to fund development activities that would lead to profitable production and positive cash flow from operations, or proceeds from the sale of these assets. There can be no assurance that the LLC will be successful in generating future profitable operations, selling these assets or that the Company will secure additional funding in the future on terms acceptable to us or at all.  Additionally, any proceeds from the sale of these assets may be restricted as to use and not available for general corporate purposes.  Our consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded assets or liabilities.

Based on our current operating forecast, including the drilling and exploration program, the Company does not expect to be able to fund its current operations and meet its financial obligations for a period of at least 12 months from the issuance of these financials. There is substantial doubt about the Company’s ability to continue to operate as a going concern.

With our cash conservation plan, all Mt. Hope Project related funding is payable out of the reserve account, the balance of which was $8.2 million and $9.9 million at June 30, 2018 and December 31, 2017 respectively.  Additional potential funding sources include public or private equity offerings, including closing or a negotiated acceleration of Tranche 3 with respect to the remaining $10.0 million investment from AMER described in Note 1, or sale of other assets owned by the Company.  There is no assurance that the Company will be successful in securing additional funding or reobtaining our water permits in order to access existing funding sources.  This could result in further cost reductions, contract cancellations, and potential delays which ultimately may jeopardize the development of the Mt. Hope Project.  If we are unable to to meet our obligations, we would be forced to cease operations, in which event investors may lose their entire investment in our company.

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

Accounting Method

Our financial statements are prepared using the accrual basis of accounting in accordance with GAAP.  With the exception of the LLC, all of our subsidiaries are wholly owned.  In February 2008, we entered into the LLC Agreement, which established our ownership interest in the LLC at 80%.  The consolidated financial statements include all of our wholly owned subsidiaries and the LLC.  The POS-Minerals contributions attributable to their 20% interest are shown as Contingently Redeemable Noncontrolling Interest on the Consolidated Balance Sheet.  The net loss attributable to contingently redeemable noncontrolling interest is reflected separately on the Consolidated Statement of Operations and reduces the Contingently Redeemable Noncontrolling Interest on the Consolidated Balance Sheet.  Net losses of the LLC are attributable to the members of the LLC based on their respective ownership percentages in the LLC.  During 2018, the LLC had a $1.4 million loss primarily associated with accretion of its reclamation obligations and accelerated depreciation associated with software programs no longer in use, of which $358,000 was attributed to the Contingently Redeemable Noncontrolling Interest.

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

Asset Impairments

We evaluate the carrying value of long-lived assets to be held and used, using a fair-value based approach when events and circumstances indicate that the related carrying amount of our assets may not be recoverable.  Significant declines in the overall economic environment, molybdenum and copper prices may be considered as impairment indicators for the purposes of these impairment assessments.  Additionally, failure to secure our mining permits, including our water rights, or revocation of our permits may be considered as impairment indicators for the purposes of these impairment assessments.  In accordance with U.S. GAAP, the carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flows from such asset is less than its carrying value.  In that event, an impairment charge will be recorded in our Consolidated Statement of Operations and Comprehensive Loss based on the difference between book value and the estimated fair value of the asset computed using discounted future cash flows, or the application of an expected fair value technique in the absence of an observable market price.  Future cash flows include estimates of recoverable quantities to be produced from estimated proven and probable mineral reserves, commodity prices (considering current and historical prices, price trends and related factors), production quantities and capital expenditures, all based on life-of-mine plans and projections.  In estimating future cash flows, assets are grouped at the lowest level for which identifiable cash flows exist that are largely independent of cash flows from other asset groups.  Generally, in estimating future cash flows, all assets are grouped at a particular mine for which there are identifiable cash flows.  While at June 30, 2018, we have not identified any impairment triggering events that would indicate any of our long-lived assets are impaired, there can be no assurance that there will not be asset impairments if commodity prices experience a sustained decline and/or if there are significant downward adjustments to estimates of recoverable quantities to be produced from proven and probable mineral reserves or production quantities, and/or upward adjustments to estimated operating costs and capital expenditures, all based on life-of-mine plans and projections.  The September 2017 denial of our water rights applications is not considered to be an impairment trigger as we have processes in place to seek replacement of these applications and secure the water permits needed for the Mt. Hope Project, as discussed below in Note 12.

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

	June 30 2018	December 31, 2017
	(in thousands)
Cash and cash equivalents	$ 4,660	$ 6,676
Restricted cash held at EMLLC	8,175	9,911
Restricted cash held for loan procurement	463	962
Restricted cash and investments held for reclamation bonds	819	825
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$ 14,117	$ 18,374

Effective January 1, 2015,  Nevada Moly and POS-Minerals signed an amendment to the LLC Agreement under which a separate $36.0 million owed to Nevada Moly, held by the LLC in a reserve account established in December 2012, is being released for the mutual benefit of both members related to the jointly approved Mt. Hope Project expenses through 2021.  In January 2015, the reserve account funded a reimbursement of contributions made by the members during the fourth quarter of 2014, inclusive of $0.7 million to POS-Minerals and $2.7 million to Nevada Moly.  The remaining reserve account funds are now being used to pay ongoing jointly approved expenses of the LLC until the Company obtains full financing for its portion of the Mt. Hope Project construction cost, or until the reserve account is exhausted.  Any remaining funds after financing is obtained will be returned to the Company.  The balance of the reserve account was $8.2 million and $9.9 million at June 30, 2018 and December 31, 2017, respectively.

On November 2, 2015, the Company and AMER entered into an amendment to the AMER Investment Agreement, utilizing a three-tranche investment.  A portion of the proceeds were placed into an expense reimbursement account available to both AMER and the Company to cover anticipated Mt. Hope financing costs and other jointly sourced business development opportunities.  Approximately $0.5 million remains in this account at June 30, 2018.

As of June 30, 2018, the LLC, had $0.3 million in cash deposits associated with reclamation bonds and an additional $0.4 million in a long-term funding mechanism, which are accounted for as restricted cash.  Total restricted cash for surety bond collateral requirements and other long-term reclamation obligations at the Mt. Hope Project equal $0.7 million.  Another $0.1 million in cash collateral is associated with surety bonds at the Liberty Project.

Basic and Diluted Net Loss Per Share

Basic net loss per share was computed by dividing the basic net loss attributable to the Company by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Outstanding awards as of June 30, 2018 and December 31, 2017, respectively, were as follows:

	June 30, 2018	December 31, 2017
Warrants	89,535,000	89,535,000
Shares Issued upon conversion of Senior Notes	5,910,000	5,910,000
Unvested Stock Awards	2,415,553	1,735,553
Stock Appreciation Rights	985,291	995,983

These potentially dilutive awards were not included in the computation of diluted loss per share for the three and six months ended June 30, 2018 and 2017, respectively, because to do so would have been anti-dilutive.  Therefore, basic loss per share is the same as diluted loss per share.

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

The Convertible Notes bear interest at a rate of 10.0% per annum, payable in cash quarterly in arrears on each March 31, June 30, September 30, and December 31. The Convertible Notes are convertible at any time in an amount equal to 80% of the greater of (i) the average volume weighted average price (“VWAP”) for the 30 Business Day period ending on the Business Day prior to the date of the conversion, or (ii) the average VWAP for the 30 Business Day period ending on the original issuance date of the Convertible Notes.  Each Convertible Note will convert into a maximum of 100 shares per note, resulting in the issuance of up to 8,535,000 shares. General Moly’s named executive officers and board of directors who participated in the offering are restricted from converting at a price less than $0.32, the most recent closing price at the time that the Convertible Notes were issued. The Convertible Notes are mandatorily redeemable at par plus the present value of remaining coupons upon (i) the availability of cash from a financing for the Mt. Hope Project or (ii) any other debt financing by the Company. In addition, 50% of any proceeds from the sale of assets cumulatively exceeding $250,000 will be used to prepay the Convertible Notes at par plus the present value of remaining coupons. The Company has the right to redeem the Convertible Notes at any time at par plus the present value of remaining coupons. The Private Placement was negotiated by independent members of General Moly’s board of directors, none of whom participated in the transaction.  As of June 30, 2018, an aggregate of $2.6 million of Convertible Notes had been converted into 2,625,000 shares of common stock and $1.3 million of non-convertible Senior Promissory Notes, resulting in a $0.2 million annual reduction in interest payments made by the Company in the servicing of the Convertible Notes, as further discussed in Note 6 below.

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

Stock-based Compensation

Stock-based compensation represents the fair value related to stock-based awards granted to members of the Board, officers and employees.  The Company uses the Black-Scholes model to determine the fair value of stock-based awards under authoritative guidance for Stock-Based Compensation.  For stock-based compensation that is earned upon the satisfaction of a service condition, the cost is recognized on a straight-line basis (net of estimated forfeitures) over the requisite vesting period (up to three years).  Awards of options and stock appreciation rights expire five years from the date of vesting.

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

Leases (Topic 842)

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842).  The update provides a comprehensive update to the lease accounting topic in the Codification intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  The amendments in ASU 2016-02 include a revised definition of a lease as well as certain scope exceptions.  The changes primarily impact lessee accounting, while lessor accounting is largely unchanged from previous GAAP.  The amendments in ASU 2016-02 are effective for public entities for annual reporting periods beginning after December 15, 2018, and for interim periods within that reporting period.  Early application is permitted.  The Company is currently reviewing the standard to determine any impact on the financial statements.

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

NOTE 4 — MINING PROPERTIES, LAND AND WATER RIGHTS

We currently have interests in two mining properties that are the primary focus of our development, the Mt. Hope Project with our EMLLC joint venture partner POS-Minerals and the wholly-owned Liberty Project.  We also have certain other wholly-owned non-core mining properties that are being evaluated for future development or sale.

The Mt. Hope Project.  We are currently in the process of developing the Mt. Hope Project. In January 2014, the Company published an updated Technical Report on the Mt. Hope Project using Canadian Instrument NI 43-101 guidelines, which provided data on the viability and expected economics of the project.   In early 2017, we re-examined the Mt. Hope proven and probable mineral reserves and updated the reserve and resource estimates using an $8.40/lb molybdenum (“Mo”) three-year backward average price.  No further adjustments were required during 2018.

As announced on March 1, 2018, the Company has identified a potential high-grade, copper-silver exploration target along with a significant zinc mineralized area at the Mt. Hope Project site, southeast of the Mt. Hope’s molybdenum deposit in central Nevada.

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

To date the preliminary exploration work has been undertaken solely at the expense of General Moly. The Company is presenting the promising findings to its 20% EMLLC joint venture partner at the Mt. Hope Project, POS-Minerals, and the parties are discussing value-sharing cost/investment options. Any mining operation to exploit economic mineralization at the Mt. Hope Project site will require the approval of POS-Minerals.

Geological review of historic logs and core was completed by Mine Mappers, LLC of Tucson, Arizona to update the geologic interpretation of the skarn area.  Mine Mappers reviewed the geologic interpretations in conjunction with the IP results and recommended a 10-hole, 9,400 foot drilling confirmation and exploration program.  The drilling program commenced in early August 2018 and is expected to take 60 to 90 days to complete.   General Moly also continued engagement with Independent Mining Consultants of Tucson, Arizona, to support compilation and review of the historic drill database. Refer to the Company’s news release dated March 1, 2018 for further information and disclosure, including the review of technical information by a Qualified Person as required under Canadian National Instrument 43-101.

Liberty Project.  We are currently continuing to evaluate the Liberty Project.  In July 2014, the Company published an updated NI 43-101 compliant pre-feasibility study, which more closely examined the use of existing infrastructure and the copper potential of the property.  In February 2017, Liberty Moly entered into a lease agreement with WK Mining Ltd. (“WK”) for the lease of water rights for the purpose of mining and milling.  The term of the lease is six years which WK can extend for an additional four years.  As compensation for the leased water rights, WK has issued $112,000 in common shares to Liberty Moly, consisting of $100,000 at signing of the agreement and shares equal to $12,000 in its first annual installment, and is required to pay an annual fee on the anniversary date of the lease in either cash or WK common shares.

The Nevada Division of Environmental Protection (NDEP) has identified environmental concerns with some Liberty Project facilities acquired with the property.  NDEP’s concerns are related to aspects of previously approved closure plans required by Nevada regulation.  We have proposed options to NDEP to address these concerns.  In July, 2018, we addressed one of those concerns by succesfully completing a program, as approved by NDEP, to neutralize the acidic Liberty pit lake by adding hydrated lime to raise the pH.    Our 2018 projected costs are consistent with budgeted spend.  We will continue work with NDEP to evaluate ongoing options to address any future concerns, and additional costs may be required beyond 2018 to meet NDEP’s closure requirements.  However, a reasonable estimate cannot be determined at this time as it is not possible to reasonably predict the outcome of our negotiations with NDEP.

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

Summary. The following is a summary of mining properties, land and water rights at June 30, 2018 and December 31, 2017 (in thousands):

	At	At
	June 30,	December 31,
	2018	2017
Mt. Hope Project:
Development costs	$173,151	$173,861
Mineral, land and water rights	11,324	11,324
Advance royalties	31,300	31,300
Total Mt. Hope Project	215,775	216,485
Total Liberty Project	9,682	9,684
Other Properties	81	81
Total	$225,538	$226,250

Development costs of $173.2 million as of June 30, 2018 include hydrology and drilling costs, expenditures to further the permitting process, capitalized salaries, project engineering costs, and other expenditures required to fully develop the Mt. Hope Project.  Deposits on project property, plant and equipment of $88.1 million at June 30, 2018 represent ongoing progress payments on equipment orders for the custom-built grinding and milling equipment, related electric mill drives, and other processing equipment that require the longest lead times.

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

The following table shows asset retirement obligations for future mine closure and reclamation costs in connection with the Mt. Hope Project and within the boundaries of the Plan of Operations (“PoO”):

(in thousands)
At January 1, 2017	$1,454
Accretion Expense	106
Adjustments*	8
At December 31, 2017	$1,568
Accretion Expense	52
Adjustments*	(38)
At June 30, 2018	$1,582

*Includes additions, annual changes to the escalation rate, the market-risk premium rate, or reclamation time periods.

The estimated future reclamation costs for the Mt. Hope Project have been discounted using a rate of 8%, which is the rate that existed at the time the liability was originally measured.  The total inflated and undiscounted estimated reclamation costs associated with current disturbance under the PoO at the Mt. Hope Project were $5.8 million at June 30, 2018, inclusive of $2.6 million for mitigation of sage grouse habitat that would be affected by development of the Mt. Hope Project.  Increases in ARO liabilities resulting from the passage of time are recognized as accretion expense.

As of June 30, 2018, the LLC had provided the appropriate regulatory authorities with $2.8 million in reclamation financial guarantees through the posting of surety bonds for reclamation of the Mt. Hope Project had $0.3 million in cash deposits associated with these bonds and an additional $0.4 million in a long-term funding mechanism, which are specific to the PoO disturbance and accounted for as restricted cash and are unrelated to the inflated and undiscounted liability referenced above.

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

	Mt. Hope Project
	outside PoO
	boundary	Liberty
	(in thousands)
At January 1, 2017	$15	$118
Adjustments *	—	3
At December 31, 2017	$15	$121
Adjustments *	—	—
At June 30, 2018	$15	$121

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

As of June 30, 2018 and December 31, 2017, respectively, the carrying value of the Convertible Notes, absent the embedded derivatives, was $5.8 million and $5.7 million inclusive of an unamortized debt discount of $0.1 million and $0.2 million, all of which is considered long term debt. The fair value of the Convertible Notes was $6.4 million and $6.7 million at June 30, 2018 and December 31, 2017, respectively.

As of June 30, 2018 and December 31, 2017, the carrying value of the Promissory Notes was $1.3 million and $1.3 million, respectively. The fair value of the Promissory Notes was $0.9 million and $1.0 million at June 30, 2018 and December 31, 2017, respectively.

The embedded derivatives recorded in the Convertible Notes at fair value were $13,000 and $57,000 at June 30, 2018 and December 31, 2017, respectively. The changes in the estimated fair value of the embedded derivatives during the six months ended June 30, 2018 resulted in a net loss of approximately $44,000.  Gain or loss on embedded derivatives is recognized as Interest Expense in the Statement of Operations.

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

The following tables set forth the inputs to the models that were used to value the embedded derivatives:

	June 30, 2018	December 31, 2017
Stock Price	$0.41	$0.33
Maturity Date	December 31, 2019	December 31, 2019
Risk-Free Interest Rate	2.43%	1.89%
Estimated Stock Volatility	40.00%	40.00%
Default Intensity	2.00%	2.00%
Recovery Rate	30.00%	30.00%

Type of Event	Expected Date	Probability of Event
Mandatory Redemption	October 17, 2019	80%
Conversion Option	March 31, 2019	10%
Note Reaches Maturity	December 31, 2019	10%

NOTE 7 — COMMON STOCK UNITS, COMMON STOCK AND COMMON STOCK WARRANTS

During the three months and six months ended June 30, 2018, we issued nil and 993,481 shares of common stock pursuant to stock awards under the 2006 Equity Incentive Plan, respectively, and 1,168,300 and nil shares under our at-the-market offering facility during the same periods.

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

Of the warrants outstanding at June 30, 2018, 8.5 million are exercisable at $1.00 per share at any time from June 26, 2015 through their expiration on December 26, 2019, 1.0 million are exercisable at $5.00 per share once General Moly has received financing necessary for the commencement of commercial production at the Mt. Hope Project and will expire one year thereafter, and the 80.0 million shares of the amended AMER Warrant will become exercisable upon availability of the Bank Loan, should such availability occur prior to the third anniversary of the issuance of the ROD for the Mt. Hope Project, discussed below in Note 12, and will expire five years thereafter.

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

On April 12, 2017, the Company filed a prospectus supplement in both Canada and the United States to its U.S. base shelf prospectus and U.S. registration statement on Form S-3 which enabled the Company, at its discretion from time to time, to sell up to $20 million worth of common shares by way of an at-the-market offering.  Since the effectiveness of the prospectus supplement by the SEC on April 26, 2017 to June 30, 2018, a total of 1,168,300 common shares have been sold under the ATM, for net proceeds to the Company of $0.5 million.

NOTE 8 — PREFERRED STOCK

Pursuant to our Certificate of Incorporation we are authorized to issue 10,000,000 shares of $0.001 per share par value preferred stock.  The authorized but unissued shares of preferred stock may be issued in designated series from time to time by one or more resolutions adopted by the Board.  The Board has the authority to determine the preferences, limitations and relative rights of each series of preferred stock.  At June 30, 2018, and December 31, 2017, no shares of preferred stock were issued or outstanding.

NOTE 9 — EQUITY INCENTIVES

In 2006, the Board and shareholders of the Company first approved the 2006 Equity Incentive Plan (“2006 Plan”), and in May 2010, our shareholders approved an amendment and restatement of the 2006 Plan increasing the number of shares that may be issued under the plan by 4,500,000 shares to 9,600,000 shares and extend the expiration date of the 2006 Plan to May 2020, as well as making other technical changes related to tax law and accounting rule changes, and to make administrative clarifying changes.  More recently, in June 2016, our shareholders approved an additional amendment to the 2006 Plan increasing the number of shares that may be issued under the plan by 5,000,000 shares to 14,600,000 shares.  The 2006 Plan authorizes the Board, or a committee of the Board, to issue or transfer up to an aggregate of 14,600,000 shares of common stock, of which 3,478,576 remain available for issuance as of June 30, 2018.  Awards under the 2006 Plan may include incentive stock options, non-statutory stock options, restricted stock units, restricted stock awards, and stock appreciation rights (“SARs”).  At the option of the Board, SARs may be settled with cash, shares, or a combination of cash and shares.  The Company settles the exercise of other stock-based compensation with newly issued common shares.

Stock-based compensation cost is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes option pricing model and is recognized as compensation ratably on a straight-line basis over the requisite vesting/service period.  As of June 30, 2018, there was $0.8 million of total unrecognized compensation cost related to share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.5 years.

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

At June 30, 2018, the aggregate intrinsic value of outstanding and exercisable (fully vested) SARs was nil and had a weighted-average remaining contractual term of 1.9 years.  No SARs were exercised during the six months ended June 30, 2018.

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

The compensation expense recognized by the Company for Stock Awards is based on the closing market price of the Company’s common stock on the date of grant.  For the six months ended June 30, 2018, the weighted-average grant date fair value for Stock Awards was $0.39.  The total fair value of stock awards vested during the six months ended June 30, 2018 is $0.2 million.

Summary of Equity Incentive Awards

The following table summarizes activity under the Plans during the nine months ended June 30, 2018:

	SARs		Stock Awards
	Weighted	Number	Weighted
	Average	of Shares	Average
	Strike	Under	Grant	Number of
	Price	Option	Price	Shares
Balance at January 1, 2018	$3.22	995,983	$1.44	1,735,553
Awards Granted	—	—	0.39	2,145,000
Awards Exercised or Earned	—	—	0.30	(1,435,000)
Awards Forfeited	—	—	0.39	(30,000)
Awards Expired	3.95	(10,692)	—	—
Balance at June 30, 2018	$3.19	985,291	$1.20	2,415,553

Exercisable at June 30, 2018	$2.68	92,395

A summary of the status of the non-vested awards as of June 30, 2018 and changes during the six months then ended is presented below:

	SARs		Stock Awards
	Weighted	Number	Weighted
	Average	of Shares	Average
	Fair	Under	Fair	Number of
	Value	Option	Value	Shares
Balance at January 1, 2018	$3.25	892,896	$1.44	1,735,553
Awards Granted	—	—	0.39	2,145,000
Awards Vested or Earned	—	—	0.30	(1,435,000)
Awards Forfeited	—	—	0.39	(30,000)
Balance at June 30, 2018	$3.25	892,896	$1.20	2,415,553

NOTE 10 — CHANGES IN CONTINGENTLY REDEEMABLE NONCONTROLLING INTEREST AND EQUITY

	Activity for
	Six Months Ended
	June 30,	June 30,
Changes CRNCI (Dollars in thousands)	2018	2017
Total CRNCI December 31, 2017 and 2016, respectively	$172,633	$172,659
Net Loss Attributable to CRNCI	(358)	(15)
Total CRNCI June 30, 2018 and 2017, respectively	$172,275	$172,644

*See Note 1 for additional discussion of the Return of Contributions and associated Capital Contributions Attributable to CRNCI.

	Activity for
	Six Months Ended
	June 30,	June 30,
Changes in Equity	2018	2017
Common stock:
At beginning of period	$126	$111
Share Issuance	2	—
At end of period	128	111

Additional paid-in capital:
At beginning of period	288,041	281,900
Share Issuance	495	—
Restricted stock net share settlement	(173)	(45)
Stock based compensation	494	(51)
At end of period	288,857	281,804

Accumulated deficit:
At beginning of period	(180,382)	(172,337)
Net loss attributable to GMI	(5,540)	(3,867)
At end of period	(185,922)	(176,204)

Total Equity June 30, 2018, and 2017, respectively	$103,063	$105,711

NOTE 11 — INCOME TAXES

At June 30, 2018 and December 31, 2017 we had deferred tax assets principally arising from the net operating loss carry-forwards for income tax purposes multiplied by an expected rate of 21%.  As management of the Company cannot determine that it is more likely than not that we will realize the benefit of the deferred tax assets, a valuation allowance equal to the net deferred tax asset has been established at June 30, 2018 and December 31, 2017.

At June 30, 2018 and December 31, 2017, we had net operating loss carry-forwards of approximately $270.4 million and $264.8 million, respectively, which expire in the years 2021 through 2038.  The change in the allowance account from December 31, 2017 to June 30, 2018 was an increase of $1.6 million.

As of June 30, 2018 and December 31, 2017, the Company had no unrecognized tax benefits.  There was no change in the amount of unrecognized tax benefits as a result of tax positions taken during the year or in prior periods or due to settlements with taxing authorities or lapses of applicable statues of limitations.

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

The Mt. Hope Lease requires a royalty advance (“Construction Royalty Advance”) of 3% of certain construction capital costs, as defined in the Mt. Hope Lease.  The LLC is obligated to pay a portion of the Construction Royalty Advance each time capital is raised for the Mt. Hope Project based on 3% of the expected capital to be used for those certain construction capital costs defined in the Mt. Hope Lease.  Through June 30, 2018, we have paid $25.1 million of the total royalty advance.  Based on our Mt. Hope Project capital budget we estimate that a final reconciliation payment on the Capital Construction Cost Estimate (the “Estimate”) will be due following the commencement of commercial production, after as-built costs are definitively determined.  The Company estimates, based on the revised capital estimate discussed above and the current timeline for the commencement of commercial production, that an additional $4.2 million will be due approximately 24 months after the commencement of construction.  This amount was accrued for all periods presented as accrued advance royalties.  The capital estimates may be subject to escalation in the event the Company experiences continued delays in achieving full financing for the Mt. Hope Project.

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

On February 28, 2018, the LLC and MHMI entered into a Second Amendment dated effective January 15, 2018 (the “Lease Amendment”), to the Mt. Hope Lease.  The Lease Amendment provides that following commencement of commercial production of any non- molybdenum minerals at the Mt. Hope Project, the LLC will pay a production royalty to MHMI as follows:

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

Additionally, Exxon Corporation will receive a perpetual 1% royalty interest in and to all ores, metals, minerals and metallic substances mineable or recoverable from the Mt. Hope Project in kind at the mine or may elect to receive cash payment equal to 1% of the total amount of gross payments received from the purchaser of ores mined/removed/sold from property net of certain deductions.

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

Equipment and Supply Procurement

Through June 30, 2018, the LLC has made deposits and/or final payments of $88.1 million on equipment orders and has spent approximately $201.9 million for the development of the Mt. Hope Project, for a total Mt. Hope Project inception-to-date spend of $290.0 million.

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

Obligations under capital and operating leases

We have contractual operating leases that will require a total of $41,000 in payments over the next three years.  Operating leases consist primarily of rents on office facilities and office equipment.  Our expected payments are $41,000, nil, and nil for the years ended December 31, 2018, 2019, and 2020, respectively.

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

Thereafter, on September 22, 2014, the Plaintiffs filed their notice of appeal to the U.S. Court of Appeals for the Ninth Circuit (“Ninth Circuit”) of the District Court’s dismissal.  Oral argument of the parties before the Ninth Circuit was completed on October 18, 2016.  On December 28, 2016, the Ninth Circuit issued its Opinion rejecting many of the arguments raised by the Plaintiffs challenging the Environmental Impact Statement ("EIS") completed for the Mt. Hope Project, issuing a narrow reversal of the BLM's findings related to air quality analysis. Because of this technical deficiency, the Court vacated the ROD, and the BLM is conducting additional evaluation of air quality impacts and resulting cumulative impact analysis under the NEPA and an SEIS will be prepared.  The SEIS will disclose additional information to the public related to the selection of appropriate background concentrations to use for dispersion modeling of air pollutants and information related to public water resources.  Because the SEIS must be prepared in accordance with the NEPA guidelines, the SEIS process will include three publications in the Federal Register, each of which may take several weeks to process.  The first of these publications is the Notice of Intent (“NOI”) which declares the BLM’s intent to prepare the SEIS.  The NOI was published in the Federal Register on July 19, 2017.  With publication of notice announcing preparation of a SEIS, we are working with the BLM to complete the draft SEIS and participating with the necessary public review to receive a new ROD, anticipated in early 2019, authorizing the eventual construction and operation of the Mt. Hope Project.

Environmental regulations related to reclamation require that the cost for a third party contractor to perform reclamation activities on the minesite be estimated.  In October 2015, we submitted a request to the BLM to reduce our reclamation liability to current surface disturbance.  Simultaneously, we submitted an application to NDEP-BMRR to modify the Reclamation Permit to reflect this reduced reclamation liability. On October 26, 2015, NDEP-BMRR approved the proposed permit modification, including the reduced reclamation liability amount.   On December 21, 2015, BLM approved the updated reclamation liability estimate, reducing of the reclamation liability to approximately $2.8 million.  We worked with the LLC’s reclamation surety underwriters to satisfy the reduced $2.8 million financial guarantee requirements under the approved amended PoO for the Mt. Hope Project.  As of June 30, 2018, the surety bond program is funded with a cash collateral payment of $0.3 million.

Water Rights Considerations

In July 2011, the Nevada State Engineer (“State Engineer”) approved our applications for new appropriation of water for mining and milling use, and applications to change existing water from agricultural use to mining and miling use for the Mt. Hope

Project.  Subsequently, the State Engineer granted water permits associated with the approved applications and approved a Monitoring, Management and Mitigation Plan (“3M Plan”) for the Mt. Hope Project.  Eureka County, Nevada and two other parties comprised of water rights holders in Diamond Valley and Kobeh Valley appealed the State Engineer’s decision granting the water permits to the Nevada State District Court (“District Court”) and then filed a further appeal to the Nevada Supreme Court challenging the District Court’s decision affirming the State Engineer’s decision to approve the applications and grant the water permits.  In June 2013, the appeal was consolidated by the Nevada Supreme Court with an appeal of the State Engineer’s approval of the 3M Plan filed by two water rights holders.  The District Court previously upheld the State Engineer’s approval of the 3M Plan and the two parties subsequently appealed the District Court’s decision to the Nevada Supreme Court.

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

Now that the Company has received this final decision from the Nevada Supreme Court, it is proceeding with new applications to change existing agricultural irrigation and mining/milling water rights owned by the Company to use at the Mt. Hope Project.  These new change applications were filed with the State Engineer in 2015 and 2016 while the above described appeals were pending before the Nevada Supreme Court.  Originally, these applications and other new appropriation applications were to be addressed at a pre-hearing conference scheduled on August 25, 2016 before the State Engineer.  These applications were the subject of Writ of Prohibition or Mandamus (“Writ”) filed by Eureka County on August 23, 2016 to the Nevada Supreme Court seeking the Supreme Court’s intervention to stop further action by the State Engineer while the appeal discussed above was pending. On December 22, 2017, the Nevada Supreme Court denied Eureka County’s Writ Petition.  As a result, the State Engineer allowed a pre-hearing conference scheduled for January 24, 2018 to proceed, and the conference was completed at that date.  At the pre-hearing conference the State Engineer and his hearing officer scheduled review of the new change applications for a hearing commencing on September 11, 2018 in Carson City, Nevada.

On January 2, 2018, Eureka County, and later joined by the other two protestants representing a rancher in Kobeh Valley and a ranching group in Diamond Valley, filed a motion to dismiss with the State Engineer asserting that our application were precluded from review and approval asserting that they were repetitive of applications denied previously by the Nevada Supreme Court.  On March 26, 2018, the State Engineer issued a non-final order denying the motion to dismiss finding that the applications to be reviewed at the upcoming hearing were not identical issues and that further consideration of the motion could be taken at the hearing.  On May 14, 2018, Eureka County, joined by the other protestants filed a Writ to the Nevada Supreme Court and later a Motion to Stay the September hearing date, asserting that the denial of the Motion to Dismiss was erroneous and that the Nevada Supreme Court should order that the applications be denied and/or the hearing should be delayed until the Nevada Supreme Court can consider the Writ and underlying motion to dismiss.  We filed our objection on June 27, 2018.  Without a specific order from the Nevada Supreme Court, the State Engineer has stated that the hearing will proceed on September 11, 2018.

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

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References made in this Quarterly Report on Form 10-Q to “we,” “our,” “us,” or the “Company,” refer to General Moly, Inc.

The following discussion and analysis of our financial condition and results of operations constitutes management’s review of the factors that affected our financial and operating performance for the three and six months ended June 30, 2018, and 2017.  This discussion should be read in conjunction with the consolidated financial statements and notes thereto contained elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2017, which was filed on March 13, 2018.

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

The original Return of Contributions amount due to POS-Minerals is reduced, dollar for dollar, by the amount of capital contributions for equipment payments required from POS-Minerals under approved budgets of the LLC, as discussed further below.  As of March 31, 2018, this amount has been reduced by $2.4 million, consisting of 20% of an $8.4 million principal payment made on milling equipment in March 2015, a $2.2 million principal payment made on electrical transformers in April 2015, and a $1.2 million principal payment made on milling equipment in April 2016, such that the remaining amount due to POS-Minerals is $33.6 million.  If Nevada Moly does not fund its additional capital contribution in order for the LLC to make the required Return of Contributions to POS-Minerals set forth above, POS-Minerals has an election to either make a secured loan to the LLC to fund the Return of Contributions or receive an additional interest in the LLC estimated to be 5%.  In the latter case,

Nevada Moly’s interest in the LLC is subject to dilution by a percentage equal to the ratio of 1.5 times the amount of the unpaid Return of Contributions over the aggregate amount of deemed capital contributions (as determined under the LLC Agreement) of both parties to the LLC (“Dilution Formula”).  At June 30, 2018, the aggregate amount of deemed capital contributions of both parties was $1,086.4 million.

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

The Reserve Account

Effective January 1, 2015, Nevada Moly and POS-Minerals signed an amendment to the LLC Agreement under which a separate $36.0 million belonging to Nevada Moly, held by the LLC in a reserve account established in December 2012, is being released for the mutual benefit of both members related to annual jointly approved Mt. Hope Project expenses through 2021.  In January 2015, the reserve account funded a reimbursement of contributions made by the members during the fourth quarter of 2014, inclusive of $0.7 million to POS-Minerals and $2.7 million to Nevada Moly.  The remaining reserve account funds are now being used to pay ongoing jointly approved expenses of the LLC until the Company obtains full financing for its portion of the Mt. Hope Project construction cost, or until the reserve account is exhausted.  Any remaining funds after financing is obtained will be returned to the Company.  The balance of the reserve account was $8.2 million and $9.9 million at June 30, 2018 and December 31, 2017, respectively.

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

Environmental regulations related to reclamation require that the cost for a third party contractor to perform reclamation activities on the minesite be estimated.  In October 2015, we submitted a request to the BLM to reduce our reclamation liability to current surface disturbance.  Simultaneously, we submitted an application to NDEP-BMRR to modify the Reclamation Permit to reflect this reduced reclamation liability. On October 26, 2015, NDEP-BMRR approved the proposed permit modification, including the reduced reclamation liability amount.   On December 21, 2015, BLM approved the updated reclamation liability estimate, reducing the reclamation liability to approximately $2.8 million.  We worked with the LLC’s reclamation surety underwriters to satisfy the reduced $2.8 million financial guarantee requirements under the approved amended PoO for the Mt. Hope Project.  As of June 30, 2018, the surety bond program remains funded with a cash collateral payment of $0.3 million.

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

On January 2, 2018, Eureka County, and later joined by the other two protestants representing a rancher in Kobeh Valley and a ranching group in Diamond Valley, filed a motion to dismiss with the State Engineer asserting that our application were precluded from review and approval asserting that they were repetitive of applications denied previously by the Nevada Supreme Court.  On March 26, 2018, the State Engineer issued a non-final order denying the motion to dismiss finding that the applications to be reviewed at the upcoming hearing were not identical issues and that further consideration of the motion could be taken at the hearing.  On May 14, 2018, Eureka County, joined by the other protestants filed a Writ to the Nevada Supreme Court and later a Motion to Stay the September hearing date, asserting that the denial of the Motion to Dismiss was erroneous and that the Nevada Supreme Court should order that the applications be denied and/or the hearing should be delayed until the Nevada Supreme Court can consider the Writ and underlying motion to dismiss.  We filed our objection on June 27, 2018.  Without a specific order from the Nevada Supreme Court, the State Engineer has stated that the hearing will proceed on September 11, 2018.

We intend to aggressively prosecute support for approval of these applications at the hearing, and look forward to a decision from the State Engineer in early 2019.

Capital & Operating Cost Estimates

Presently, the development of the Mt. Hope Project has a Project Capital Estimate of $1,312 million, which includes development costs of approximately $1,245 million and $67 million in cash financial guaranty/bonding requirements, advance royalty payments, and power pre-payment estimates.  These capital costs were updated in the third quarter of 2012, and were then escalated by approximately 3% in the third quarter of 2013, for those items not yet procured or committed to by contract.  The Mt. Hope Project has not materially changed in scope and remains currently designed at approximately 65% engineering completion, with solid scope definition.  The pricing associated with this estimate remains subject to escalation associated with equipment, construction labor and commodity price increases, and project delays, which will continue to be reviewed periodically.  The Project Capital Estimate does not include financing costs or amounts necessary to fund operating working capital and potential capital overruns, is subject to additional holding costs as financing activities for construction of the Mt. Hope Project are delayed, and may be subject to other escalation and de-escalation as contracts and purchase arrangements are finalized at then current pricing.  From October 2007 through the quarter ended June 30, 2018, the LLC spent approximately $290.0 million of the estimated $1,312 million on development of the Mt. Hope Project.

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

Equipment and Supply Procurement

Through June 30, 2018, the LLC has made deposits and/or final payments of $88.1 million on equipment orders.

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

Molybdenum Market Update

The recent molybdenum price was approximately $12.43/lb, which is up from $10.25/lb at yearend 2017 and $6.70 /lb at yearend 2016, according to Platts at the time of this report. The molybdenum price reached a high of $13/lb in early March 2018, which was a level last seen in 2014.

During the first half of 2018, the moly price has maintained its double digit price but it has been volatile, trading in a range from a high of $13/lb on March 2, 2018 to a low of $10.60 on June 28, 2018. Since the end of the second quarter, the moly price has marched steadily upward to over $12/lb.

The molybdenum price strengthened in 2017 when it was the second best performing metal price after cobalt among most metals. The 2017 year low was $6.85/lb at the beginning of the year and the year high was $10.25/lb at the end of the year, with volatile prices throughout most of the year until a late year surge to double digits.

Approximately 70% of molybdenum’s first use is for steel production as molybdenum is a premier alloy to strengthen steel and make it corrosion resistant.

Demand has been strong for molybdenum due to increased steel containing molybdenum output, driven by a strengthening oil and gas industry. Worldwide oil drilling using specialty steel and high-strength tubular steel has increased 10% year-over-year in the first six months of 2018, according to the oil rig count by Baker Hughes, a GE Company.

In addition, global crude steel production increased 4.6% year-over-year in the first six months of 2018, according to the World Steel Association. China, which produces over half of the world’s steel, recorded a corresponding 6% increase.

On the supply side, the CPM Group, a commodities research firm in New York, estimates that the molybdenum market will near equilibrium with a slight surplus in 2018. CPM projects that molybdenum will tip into deficit in 2019, which will be exacerbated in 2020 and 2021.

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

Liquidity, Capital Resources and Capital Requirements

For the period from December 31, 2017 to June 30, 2018

Our total consolidated cash balance at June 30, 2018 was $4.7 million compared to $6.7 million at December 31, 2017, representing a decrease of $2.0 million due to a variety of cash inflows and outflows.  Outflows included $1.0 million in development costs for the Mt. Hope Project, $0.2 million at the Liberty Project, $2.4 million in general and administrative costs and $0.6 million in due diligence efforts, offset by an inflow of funds released from the reserve account of $1.7 million and funds received from the issuance of shares under the at-the-market offering mechanism of $0.5 million.

The $36.0 million reserve account established in December of 2012, at the direction of the LLC management committee, was payable to Nevada Moly upon release, at which time the funds would have become available for use by the Company.  Effective January 1, 2015, Nevada Moly and POS-Minerals signed an amendment to the LLC agreement under which $36.0 million owed to Nevada Moly and held by the LLC in the reserve account will be released for the mutual benefit of both members related to the jointly approved Mt. Hope Project expenses through 2021, as discussed above.  The balance of the reserve account at June 30, 2018 was $8.2 million, compared to $9.9 million at December 31, 2017.

The cash needs for the construction and development of the Mt. Hope Project are significant and require that we arrange for financing to be combined with funds anticipated to be received from POS-Minerals in order to retain its 20% membership interest.  The Company estimates the go-forward capital required for the Mt. Hope Project, based on 65% completed engineering, to be approximately $1,023 million, of which the Company’s 80% capital requirement is $818 million.  There is no assurance that the Company will be successful in obtaining the financing required to complete the Mt. Hope Project, or in raising additional financing in the future on terms acceptable to the Company, or at all.

Additionally, the Company commenced an exploration drill program that was not originally contemplated in our cash flow forecasts.  To date the preliminary drilling and exploration work is being undertaken solely by General Moly. The Company is presenting the promising findings to its 20% EMLLC joint venture partner at the Mt. Hope Project, POS-Minerals, and the parties are discussing value-sharing cost/investment options. Any mining operation to exploit economic mineralization at the EMLLC Mt. Hope Project site will require the approval of POS-Minerals.

Based on our updated current operating forecast, including the drilling and exploration program, and the combination of the liquidity provided by the closure of Tranche 2 under the AMER Investment Agreement with our current cash on hand, the Company only expects to be able to fund its operations and meet its financial obligations into the first quarter of 2019. This raises substantial doubt about the Company’s ability to continue to operate as a going concern.

With our cash conservation plan, our Corporate and Liberty related cash requirements have declined to approximately $1.3 million per quarter, exclusive of  the drilling and exploration program, while all Mt. Hope Project related funding is payable out of the  reserve account through 2021.  Accordingly, based on our current cash on hand and our ongoing cash conservation plan, the Company expects it will have adequate liquidity in order to fund our working capital needs into the first quarter of 2019.  Additional potential funding sources for the Company include public or private equity offerings, including closing or a negotiated acceleration of Tranche 3 with respect to the remaining $10.0 million investment from AMER described in Note 1 to the consolidated financial statements contained elsewhere in this report, or sale of other assets wholly-owned by the Company or with EMLLC partner POS-Minerals at the Mt. Hope Project.  There is no assurance that the Company will be successful in securing additional funding.  This could result in further cost reductions, contract cancellations, and potential delays which ultimately may jeopardize the development of the Mt. Hope Project.

Additional funding for the Mt. Hope Project, including the Bank Loan, will allow us to restart equipment procurement, and agreements that were suspended or terminated will be renegotiated under current market terms and conditions, as necessary.  In the event of an extended delay related to availability of the Company’s portion of full financing for the Mt. Hope Project, the Company will make its best efforts to work with its EMLLC joint venture partner POS-Minerals to revise procurement and construction commitments to preserve liquidity, including Mt. Hope Project equipment deposits and pricing structures.  There can be no assurance that additional funding will be obtained.

Total assets as of June 30, 2018 decreased to $330.9 million compared to $335.8 million as of December 31, 2017 primarily due to general and administrative expenses.

Other Capital Requirements

We also require additional capital to maintain our mining claims and other rights related to the Liberty Project, as well as continue payment of ongoing general and administrative costs associated with supporting our planned operations.

Results of Operations

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

For the three months ended June 30, 2018, we had a consolidated net loss of $3.1 million compared with a net loss of $1.9 million in the same period for 2017.

For the three months ended June 30, 2018 and 2017, exploration and evaluation expenses were $0.1 million and $0.1 million, due to ongoing care and maintenance expenses.

For the three months ended June 30, 2018 and 2017, general and administrative expenses were $2.7 million and $1.6 million, respectively.  Additionally, we are transitioning to a new accounting software in 2018, and as such, the amount for 2018 includes approximately $1.7 million in costs associated with accelerated depreciation of acquisition and installation costs associated with the prior system.

Interest expense for the three months ended June 30, 2018 and 2017 was $0.2 million and $0.2 million, respectively, due primarily to a larger non-cash mark to market adjustment related to the Senior Convertible Promissory Notes in 2017 than 2018.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

For the six months ended June 30, 2018, we had a consolidated net loss of $5.9 million compared with a net loss of $3.9 million in the same period for 2017.

For the six months ended June 30, 2018 and 2017, exploration and evaluation expenses were $0.3 million and $0.3 million, respectively due to leach pad maintenance and repair performed at our Liberty property in early 2016 as well as ongoing care and maintenance.

For the six months ended June 30, 2018 and 2017, general and administrative expenses were $5.2 million and $3.1 million, respectively.  Approximately $0.7 million of the spend in 2018 was associated with due diligence efforts assessing value-accretive acquisition opportunities in base metal projects jointly with our long-term strategic partner AMER and approximately $1.7 million in costs associated with accelerated depreciation of acquisition and installation costs associated with the prior system upon transition to a new system.

Interest expense for the six months ended June 30, 2018 and 2017 was $0.4 million and $0.5 million, respectively.

Contractual Obligations

Through June 30, 2018, the LLC has made deposits and/or final payments of $88.1 million on equipment orders.  See “—Overview—Equipment and Supply Procurement” above.  Of these deposits, $71.7 million relate to fully fabricated items, primarily milling equipment, for which the LLC has additional contractual commitments of $2.0 million.  The remaining $16.4 million reflects both partially fabricated milling equipment, and non-refundable deposits on mining equipment.  As discussed in Note 12 to the consolidated financial statements contained elsewhere in this report, the mining equipment agreements remain cancellable with no further liability to the LLC. The underlying value and recoverability of these deposits and our mining properties in our consolidated balance sheets are dependent on the LLC’s ability to fund development activities that would lead to profitable production and positive cash flow from operations or proceeds from the disposition of these assets. There can be no assurance that the LLC will be successful in obtaining project financing, in generating future profitable operations, disposing of these assets or the Company securing additional funding in the future on terms acceptable to us or at all.  Our audited consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded assets or liabilities.

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

Obligations under capital and operating leases

We have contractual operating leases that will require a total of $41,000 in payments over the next three years.  Operating leases consist primarily of rents on office facilities and office equipment.  Our expected payments are $41,000, nil, and nil for the years ended December 31, 2018, 2019, and 2020, respectively.

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

The Trust may be funded by the LLC over several years based on the achievement of certain milestones, which are considered to be probable, and as such $4.0 million is accrued in the Company’s June 30, 2018, financial statements and is included in mining properties, land, and water rights.

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

Interest Rate Risk

As of June 30, 2018, we had a balance of cash and cash equivalents of $4.7 million and restricted cash of $9.5 million.  Interest rates on short term, highly liquid investments have not changed materially since December 31, 2010, and continue to be 1% or less on an annualized basis.

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

Changes in Internal Control over Financial Reporting

As of July 1, 2018, the Company began its transition to a new financial reporting system to reduce costs.  The implementation of the new financial reporting system will likely affect the processes that constitute our internal control over financial reporting.

Except as noted above, there was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On January 2, 2018, Eureka County, and later joined by the other two protestants representing a rancher in Kobeh Valley and a ranching group in Diamond Valley, filed a motion to dismiss with the State Engineer asserting that our application were precluded from review and approval asserting that they were repetitive of applications denied previously by the Nevada Supreme Court.  On March 26, 2018, the State Engineer issued a non-final order denying the motion to dismiss finding that the applications to be reviewed at the upcoming hearing were not identical issues and that further consideration of the motion could be taken at the hearing.  On May 14, 2018, Eureka County, joined by the other protestants filed a Writ to the Nevada Supreme Court and later a Motion to Stay the September hearing date, asserting that the denial of the Motion to Dismiss was erroneous and that the Nevada Supreme Court should order that the applications be denied and/or the hearing should be delayed until the Nevada Supreme Court can consider the Writ and underlying motion to dismiss.  We filed our objection on June 27, 2018.  Without a specific order from the Nevada Supreme Court, the State Engineer has state that the hearing will proceed on September 11, 2018.

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

Substantial doubt exists  as to our ability to continue as a going concern.

Our consolidated financial statements have been prepared assuming we will continue as a going concern. We have experienced substantial and recurring losses from operations, which losses have caused an accumulated deficit of $185.9 million at June 30, 2018.  At June 30, 2018, we had approximately $4.7 million in unrestricted cash and $9.5 million in restricted cash held by the LLC on hand. Based on the Company’s cash balances as of June 30, 2018, the Company believes that it will be able to sustain its corporate and Liberty Project operations into the quarter ending March 31, 2019.  The Mt. Hope Project remains funded through 2021 by the reserve account held at EMLLC for the to payment of ongoing jointly approved (by POS-Minerals and the Company) expenses  until the Company obtains full financing for its portion of the Mt. Hope Project construction cost.  However, the Company does not currently have liquidity and capital resources to finance its portion of Mt. Hope Project operations beyond 2021.

 We have been funding our business principally through sales of our securities, most recently with the closure of Tranche 1 and Tranche 2 of the three tranche equity private placement under the AMER Investment Agreement.  The Tranche 1 and Tranche 2 placement  provided $10.0 million to the Company, and  an additional $10.0 million is committed for the Tranche 3 placement at a price of $0.50 per share upon the reissuance of our water permits or the closure of a joint business opportunity involving the use of at least 10 million shares of the Company.  Additionally, during 2018, we utilized our at-the-market offering facility to sell approximately 1.2 million shares for $0.5 million.  There is no certainty that the funding from Tranche 3 with AMER will become available or that there will be a market for our shares under the at-the-market offering facility within the next 12 months.  We expect to continue to fund our Corporate and Liberty Project costs through additional equity investments in the Company.  Our projected construction and development costs at the Mt. Hope Project are anticipated to be funded by procurement of the Bank Loan under the AMER Investment Agreement,upon receipt of  water permits and completion of the SEIS and ROD from the BLM, coupled with sustained molybdenum prices and other additional equity or debt infusions. The Bank Loan will not provide funding for Corporate or Liberty Project expenses.  These factors, among others, raise substantial doubt about our ability to continue as a going concern for the next 12 months. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  We may choose to reduce our Corporate or Liberty Project operating expenses through reductions in our operating costs during the remainder of fiscal year 2018 if we are not successful in our efforts to raise additional capital. We cannot assure you that we will be able to increase our  cash flow to a level which would support our Corporate or Liberty Project operations and provide sufficient funds to pay our obligations past the first quarter 2019 or thereafter, for the foreseeable future. Further, we cannot assure you that we will be able to raise additional capital or, if we are successful in our efforts to raise additional capital, the terms and conditions upon which any such capital would be extended. If we are unable to meet our obligations past first quarter 2019, we would be forced to cease all operations, in which event investors may lose their entire investment in our Company.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.MINE SAFETY DISCLOSURES

None.

ITEM 5.OTHER INFORMATION

None.

ITEM 6.EXHIBITS

Exhibit Number	Description of Exhibit
10.1	Stay Incentive Agreement dated as of January 16, 2018, by and between General Moly, Inc. and Bruce D. Hansen (Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 8, 2018.)
10.2	Stay Incentive Agreement dated as of January 16, 2018, by and between General Moly, Inc. and Robert I. Pennington (Filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on May 8, 2018.)
10.3	Stay Incentive Agreement dated as of January 16, 2018, by and between General Moly, Inc. and R. Scott Roswell (Filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on May 8, 2018.)
10.4	Stay Incentive Agreement dated as of January 16, 2018, by and between General Moly, Inc. and Amanda Corrion (Filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on May 8, 2018.)
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

Dated: August 14, 2018

GENERAL MOLY, INC.

By:	/s/ Amanda J. Corrion
Amanda J. Corrion
Controller and Principal Accounting Officer