Form 10-K
period 2018-12-31
General Moly, Inc
filed 2019-03-21
CIK 1275229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2018, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $33,127,513 based on the closing price as reported on the NYSE American.

As of March 7, 2019, 137,114,804 shares of the registrant’s common stock, par value of $0.001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement to be used in connection with its Annual Meeting of Stockholders and to be filed within 120 days of December 31, 2018 are incorporated by reference into Part III, Items 10-14, of this report on Form 10-K.

PART I

ITEMS 1. & 2.BUSINESS AND PROPERTIES

The Company

References made in this Annual Report on Form 10-K to “we,” “our,” “us,” and the “Company” refer to General Moly, Inc. and its consolidated subsidiary Eureka Moly, LLC, referred to as the “LLC.”

We are in the business of the exploration, development and mining of properties primarily containing molybdenum.  Our main asset is an 80% interest in the Mt. Hope Project (“Mt. Hope Project”), a primary molybdenum property, located in Eureka County, Nevada.  In 2006, we acquired a second significant molybdenum and copper project, the Liberty Project (“Liberty Project”), located in Nye County, Nevada, which we wholly own.  The Liberty Project is anticipated to become our second molybdenum and copper operation, after commencement of commercial production at the Mt. Hope Project, with initial production dependent on market conditions.

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

Corporate Strategy and Objective

Our corporate strategy has been to acquire and develop highly profitable advanced stage mineral deposits.  Our corporate objective is to profitably develop and operate the Mt. Hope Project and to complete our evaluation and commence development of the Liberty Project.  Presently, we are focused on working cooperatively with federal and state of Nevada regulatory agencies to reobtain necessary permits for the Mt. Hope Project, advancing exploration of copper, silver and zinc at the Mt. Hope Project site and advancing our efforts to obtain financing required to complete the development of the Mt. Hope Project, while at the same time conserving our cash resources until such financing is received.

We are working with the Nevada State Engineer to re-obtain our water permits following the October 2015 and September 2017 Nevada Supreme Court decisions which resulted in a reversal of our water permits and denial of water applications that previously were approved by the Nevada State Engineer.  As discussed below, we have filed new water applications that are pending before the Nevada State Engineer and a hearing on these applications took place in September 2018.  We are also working closely with the BLM to complete a draft supplemental Environmental Impact Statement (“EIS”) to comply with issues raised by the Ninth Circuit, discussed below, and to have the ROD reissued.

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

•

We are observing improving long-term market fundamentals for molybdenum based on strengthening global industrial growth and steel demand, and tightening molybdenum supply and believe that the molybdenum price has a better probability of continuing to appreciate than to depreciate further.

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

Molybdenum is a refractory metal with unique properties.  Approximately 70% to 80% of molybdenum applications are in steel making.  Molybdenum, when added to plain carbon and low alloy steels, increases strength, corrosion resistance and high temperature properties of the alloy.  The major applications of molybdenum containing plain and low alloy steels are automotive body panels, construction steel and oil and gas pipelines.  When added to stainless steels, molybdenum imparts specialized corrosion resistance in severe corrosive environments while improving strength.  The major applications of stainless steels are in industrial chemical process plants, desalinization plants, nuclear reactor cooling systems and environmental pollution abatement.  When added to super alloy steels, such as those used in jet turbine blades and other advanced aerospace engine components, molybdenum dramatically improves high temperature strength, thermal expansion and contraction resistance and resistance to oxidation.  The effects of molybdenum additions to steels are not readily duplicated by other elements and as such are not significantly impacted by substitution of other materials.

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

The supply of molybdenum comes from both primary molybdenum mines, such as our proposed Mt. Hope Project, and as a byproduct of porphyry copper production.  Annual molybdenum supply is estimated by the CPM Group to be 683 million pounds in 2017 and 700 million pounds in 2018.  Although many companies produce molybdenum, some of which also mine other minerals, approximately two-thirds of global production is concentrated among ten companies.

When and if we develop either or both our Mt. Hope Project and/or Liberty Project and commence production, our competitive position will be based on the quality and grade of our ore bodies and our ability to manage costs compared with other producers.

Employees

The Company had a total of 13 employees, including 11 exempt and 2 hourly employees, as of December 31, 2018.

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

From November 2004 through August 2007 we conducted numerous exploration, drilling and evaluation studies, culminating in the completion of a Bankable Feasibility Study (“BFS”) for the Mt. Hope Project.  The BFS provides data on the viability, expected economics, and production and cost estimates of the project.  Since publication of the BFS, we have revised several estimates, based primarily on engineering progress, which remains approximately 65% complete at December 31, 2018.  Our current estimates for the Mt. Hope Project capital cost requirements are referred to as the “Project Capital Estimate” and our current estimates for the Mt. Hope Project operating costs are referred to as the “Project Operating Cost Estimate”.

In 2005, we initiated the baseline studies necessary for development of an Environmental Impact Statement (“EIS”).  We completed an initial Plan of Operations (“PoO”), which the BLM accepted in September 2006.  In December 2006, the BLM selected an environmental firm to complete the EIS for the Mt. Hope Project.  The Company worked diligently with the environmental firm to complete the EIS, which culminated in the issuance of a Record of Decision (“ROD”) in November 2012, approving the EIS.  As discussed below, the ROD was challenged in the federal courts and vacated by the Ninth Circuit in 2016.  Efforts are underway to supplement the EIS and receive a new ROD mid-2019.

On January 16, 2014, we filed an updated technical report (the “January 2014 Technical Report”) prepared in accordance with National Instrument 43-101 Standards of Disclosure for Mineral Projects of the Canadian Securities Administration (“NI 43-101”) for the Mt. Hope Project, estimating molybdenum reserves and resources, production, capital and operating cost parameters and project economics.  The NI 43-101 is a codified set of rules and guidelines for reporting and displaying information related to mineral properties owned by, or explored by, companies which report these results on stock exchanges within Canada. The completed report estimates molybdenum reserves and resources, production, capital and operating cost parameters, along with project economics.

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

The Mt. Hope Project — the Mt. Hope Lease

The Mt. Hope molybdenum project is owned/leased and will be operated by the LLC under the LLC Agreement, described below under “—Mt. Hope Project Ownership”.  The LLC currently has a lease (“Mt. Hope Lease”) with Mount Hope Mines, Inc. (“MHMI”) for the Mt. Hope Project for a period of 30 years from October 19, 2005 and for so long thereafter as operations are being conducted on the property.  The lease may be terminated earlier at the election of the LLC, or upon a material breach of the lease and failure to cure such breach.  If the LLC terminates the lease, termination is effective 30 days after receipt by MHMI of written notice to terminate the Mt. Hope Lease and no further payments would be due to MHMI.  If MHMI terminates the lease, termination is effective upon receipt of a notice of termination of a material breach, representation, warranty, covenant or term contained in the Mt. Hope Lease and followed by failure to cure such breach within 90 days of receipt of a notice of default.  MHMI may also elect to terminate the Mt. Hope Lease if the LLC has not cured the non-payment of obligations under the lease within 10 days of receipt of a notice of default.

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

The Mt. Hope Lease is subject to the payment of certain royalties.  See  “—Royalties, Agreements and Encumbrances” below.  In addition to the royalty payments, the LLC is obligated to maintain the property and the Mt. Hope Project’s associated water rights, including the payment of all property taxes and claim maintenance fees.  The LLC must also indemnify MHMI against any and all losses incurred as a result of any breach or failure to satisfy any of the terms of the Mt. Hope Lease or any activities or operations on the Mt. Hope property.

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

Royalties, Agreements and Encumbrances

Advance Royalty

For the production of molybdenum, the Mt. Hope Lease requires a royalty advance (“Construction Royalty Advance”) of 3% of certain construction capital costs, as defined in the Mt. Hope Lease.  The LLC is obligated to pay a portion of the Construction Royalty Advance each time capital is raised for the Mt. Hope Project based on 3% of the expected capital to be used for those certain construction capital costs defined in the Mt. Hope Lease.  Through December 31, 2018, we have paid $25.6 million of the total Construction Royalty Advance.  Based on our Mt. Hope Project capital budget we estimate that a final reconciliation payment on the Capital Construction Cost Estimate (the “Estimate”) will be due following the commencement of commercial production, after as-built costs are definitively determined.  The Company estimates that, based on the revised capital estimate discussed above and the current timeline for the commencement of commercial production, an additional $4.2 million will be due approximately 24 months after the commencement of construction.  This amount was accrued as of December 31, 2018.  The capital estimates will be subject to escalation as the Company experiences continued delays associated with current market conditions, the permitting process and its ability to seek and obtain full financing for the Mt. Hope Project.

The LLC is also obligated to make a minimum annual advance royalty payment (“Annual Advance Royalty”) of $0.5 million each year for any year wherein commercial production has not been achieved or the MHMI Production Royalty (as hereinafter defined) is less than $0.5 million.  As commercial production is not anticipated to commence before late-2022, the Company has also accrued $2.0 million in Annual Advance Royalty payments which will be due in four $0.5 million installments in October 2019, 2020, 2021 and 2022, respectively.  The 2018 payment was made on October 19, 2018.  The Estimate and the Annual Advance Royalty are collectively referred to as the “Advance Royalties.”  All Advance Royalties are credited against the MHMI Production Royalties once the molybdenum mine has achieved commercial production.  After the mine begins production, the LLC estimates that the MHMI Production Royalties will be in excess of the Annual Advance Royalties for the life of the Mt. Hope Project.  Until the advance royalties are fully credited, the LLC will pay one half of the calculated Production Royalty annually.  Assuming a $12 molybdenum price, the Annual Advance Royalties will be consumed within the first five years of commercial production.

On February 28, 2018, EMLLC and MHMI entered into an amendment to the Mt. Hope Lease. The amendment primarily concerns non-molybdenum royalty arrangements that are applicable to the copper-silver target and zinc mineralization, discussed below. The amendment provides for net returns production royalties of 4% for all non-molybdenum minerals.  With respect to zinc production only, there is the potential to increase the 4% royalty to 5% dependent on increasing zinc prices. These royalties are consistent with other royalty mining practices in Nevada.

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

Mt. Hope Project Ownership

From October 2005 to January 2008, we owned the rights to 100% of the Mt. Hope Project.  Effective as of January 1, 2008, we contributed all of our interest in the assets related to the Mt. Hope Project, including the Mt. Hope Lease described above under “—The Mt. Hope Project—The Mt. Hope Lease,”  into Eureka Moly, LLC (“EMLLC” or “the LLC”), and in February 2008 entered into a joint venture agreement (“LLC Agreement”) for the development and operation of the Mt. Hope Project with POS-Minerals Corporation (“POS-Minerals”).  Under the LLC Agreement, POS-Minerals owns a 20% interest in the LLC and General Moly, through Nevada Moly, LLC (“Nevada Moly”), a wholly-owned subsidiary, owns an 80% interest.  The ownership interests and/or required capital contributions under the LLC Agreement can change as discussed below.

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

The original Return of Contributions amount due to POS-Minerals is reduced, dollar for dollar, by the amount of capital contributions for equipment payments required from POS-Minerals under approved budgets of the LLC, as discussed further below.  During the period January 1, 2015 to December 31, 2018, this amount was reduced by $2.4 million, consisting of POS-Minerals 20% share of equipment payments, such that the remaining amount due to POS-Minerals is $33.6 million.  If Nevada Moly does not fund its additional capital contribution in order for the LLC to make the required Return of Contributions to POS-Minerals set forth above, POS-Minerals has an election to either make a secured loan to the LLC to fund the Return of Contributions, or receive an additional interest in the LLC estimated to be 5%.  In the latter case, Nevada Moly’s interest in the LLC is subject to dilution by a percentage equal to the ratio of 1.5 times the amount of the unpaid Return of Contributions over the aggregate amount of deemed capital contributions (as determined under the LLC Agreement) of both parties to the LLC (“Dilution Formula”).  At December 31, 2018, the aggregate amount of deemed capital contributions of both parties was $1,088.5 million.

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

Effective January 1, 2015, Nevada Moly and POS-Minerals signed an amendment to the LLC Agreement under which a separate $36.0 million belonging to Nevada Moly, held by the LLC in a reserve account established in December 2012, is being released for the mutual benefit of both members related to the jointly approved Mt. Hope Project expenses into 2021.  In January 2015, the reserve account funded a reimbursement of contributions made by the members during the fourth quarter of 2014, inclusive of $0.7 million to POS-Minerals and $2.7 million to Nevada Moly.  The remaining reserve account funds are now being used to pay ongoing jointly approved expenses of the LLC until the Company obtains full financing for its portion of the Mt. Hope Project construction cost, or until the reserve account is exhausted.  Any remaining funds after financing is obtained will be returned to the Company.  The balance of the reserve account was $6.2 million and $9.9 million at December 31, 2018 and December 31, 2017, respectively.

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

To date the preliminary exploration work has been undertaken solely at the expense of General Moly. The Company is presenting the promising findings to its 20% LLC joint venture partner at the Mt. Hope Project, POS-Minerals, and the parties are discussing value-sharing cost/investment options. Any mining operation to exploit economic mineralization at the Mt. Hope Project site will require the approval of POS-Minerals.

Geological review of historic logs and core was completed by Mine Mappers, LLC of Tucson, Arizona to update the geologic interpretation of the skarn area.  Mine Mappers reviewed the geologic interpretations in conjunction with the IP results and recommended a 10-hole, 9,400-foot drilling confirmation and exploration program.

In September 2018, the Company commenced a 10-hole drill program on the patented claims at the Mt. Hope Project.  The drilling program is focused on copper-silver-zinc mineralized skarns and designed to confirm and extend the target defined by historical drilling as well as test for extensions of zinc mineralization horizons which were historically mined.  The drill program was completed in late 2018.  The project will progress toward a goal of completing a Preliminary Economic Assessment in 2019, if warranted by the drilling program results and the availability of funding.

Agreement with AMER

Private Placement

In April 2015, the Company and AMER entered into a private placement for 40.0 million shares of the Company’s common stock and warrants to purchase 80.0 million shares of the Company’s common stock, priced using the trailing 90-day volume weighted average price (“VWAP”) of $0.50 on April 17, 2015, the date the Investment and Securities Purchase Agreement (“AMER Investment Agreement”) was signed. General Moly received stockholder approval of the transaction at its 2015 Annual Meeting, and of material amendments to the transaction at a Special Meeting held in December 2017.

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

When documentation is complete and drawdown of the approximately $700 million Bank Loan becomes available, pursuant to the amended warrant agreement described below, the AMER Warrant will become exercisable at $0.50. After drawdown of the Bank Loan, AMER will also be entitled to nominate a third Director to General Moly’s Board of Directors. All conditions under the warrant agreement were originally required to be completed no later than April 17, 2017 in order for the AMER Warrant to vest and become exercisable.  As the Bank Loan was not available on this date, on April 17, 2017, and again subsequently on June 16, 2017, July 16, 2017, and August 7, 2017, the Company and AMER entered into the First Amendment, Second Amendment, Third Amendment, and Fourth Amendment (the “Warrant Amendments”) to the AMER Warrant.  With the Fourth Amendment, the Company and AMER agreed to extend the deadline for satisfaction of all conditions to vesting of the AMER Warrant to the third anniversary of the re-issuance of the ROD for the Mt. Hope Project, as discussed below in Note 12, anticipated mid-2019.

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

Thereafter, on September 22, 2014, the Plaintiffs filed their notice of appeal to the U.S. Court of Appeals for the Ninth Circuit (“Ninth Circuit”) of the District Court’s dismissal.  Oral argument of the parties before the Ninth Circuit was completed on October 18, 2016.  On December 28, 2016, the Ninth Circuit issued its Opinion rejecting many of the arguments raised by the Plaintiffs challenging the Environmental Impact Statement ("EIS") completed for the Mt. Hope Project, but issuing a narrow reversal of the BLM's findings related to air quality analysis. Because of this technical deficiency, the Court vacated the ROD, and the BLM is conducting additional evaluation of air quality impacts and resulting cumulative impact analysis under the NEPA and an SEIS will be prepared.  The SEIS will disclose additional information to the public related to the selection of appropriate background concentrations to use for dispersion modeling of air pollutants and information related to public water resources.  Because the SEIS must be prepared in accordance with the NEPA guidelines, the SEIS process will include three publications in the Federal Register, each of which may take several weeks to process.  The first of these publications is the Notice of Intent (“NOI”) which declares the BLM’s intent to prepare the SEIS.  The NOI was published in the Federal Register on July 19, 2017.  On March 6, 2019, the BLM published the Notice of Availability (“NOA”) in the Federal Register, commencing a 45-day public comment period.  Upon completion of the public comment period, we will continue to work with the BLM to receive a new ROD, anticipated later in 2019, authorizing the eventual construction and operation of the Mt. Hope Project.

Environmental regulations related to reclamation require that the cost for a third-party contractor to perform reclamation activities on the minesite be estimated.  In October 2015, we submitted a request to the BLM to reduce our reclamation liability to current surface disturbance.  Simultaneously, we submitted an application to NDEP-BMRR to modify the Reclamation Permit to reflect this reduced reclamation liability. On October 26, 2015, NDEP-BMRR approved the proposed permit modification, including the reduced reclamation liability amount.   On December 21, 2015, BLM approved the updated reclamation liability estimate, reducing the reclamation liability to approximately $2.8 million.  We worked with the LLC’s reclamation surety underwriters to satisfy the reduced $2.8 million financial guarantee requirements under the approved amended PoO for the Mt. Hope Project.  As of December 31, 2018, the surety bond program is funded with a cash collateral payment of $0.3 million.

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

Water Pollution Control Permit—Nevada Division of Environmental Protection—Bureau of Mining Regulation and Reclamation

Environmental regulations related to reclamation require that the cost for a third-party contractor to perform reclamation activities on the mine site be estimated.  The BMRR administers the program for the WPC Permit, which is required for the Mt. Hope Project.  The WPC Permit program specifies design criteria for containment of process fluids and mandates development of monitoring, operational, and closure plans.  The WPC Permit requires renewal every five years.  We received the WPC Permit in November 2012, and have submitted the renewal application of the WPC Permit and have received the renewed WPC permit.

Reclamation Permit —Nevada Division of Environmental Protection—Bureau of Mining Regulation and Reclamation and Bureau of Land Management

The BMRR administers the program for the Reclamation Permit, which is required for the Mt. Hope Project.  The Reclamation Permit approves the proposed reclamation methods, specifies reclamation objectives, and requires bonding based on the reclamation cost estimate.  Environmental regulations require that the reclamation cost estimate be based on the cost for a third-party contractor to perform the approved reclamation activities.  We received the Reclamation Permit in November 2012.   Regulations also require that the reclamation cost estimate be updated every three years.   BMRR and BLM are jointly responsible for review and approval of the reclamation cost estimate.   The three-year update has been submitted to BMRR and BLM and is undergoing review.  The reclamation permit remains valid while the reclamation cost estimate is being reviewed.

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

After the Company received this final decision from the Nevada Supreme Court, it proceeded with new applications to change existing agricultural irrigation and mining/milling water rights owned by the Company to use at the Mt. Hope Project.  These new change applications were filed with the State Engineer in 2015 and 2016 while the above described appeals were pending before the Nevada Supreme Court.  Originally, these applications and other new appropriation applications were to be addressed at a pre-hearing conference scheduled on August 25, 2016 before the State Engineer.  These applications were the subject of Writ of Prohibition or Mandamus (“Writ”) filed by Eureka County on August 23, 2016 to the Nevada Supreme Court seeking the Supreme Court’s intervention to stop further action by the State Engineer while the appeal discussed above was pending. On December 22, 2017, the Nevada Supreme Court denied Eureka County’s Writ Petition.  As a result, the State Engineer allowed a pre-hearing conference held on January 24, 2018.  At the pre-hearing conference the State Engineer and his hearing officer scheduled review of the new change applications for a hearing that occurred on September 11, 2018 in Carson City, Nevada.

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

Key Terms of Settlement

Under the terms of the Settlement with Eureka County and the DNR, the Company agreed to convey all related water rights for Mt. Hope Project at the future cessation of all mining activity to assist Eureka County and the DNR’s efforts to mitigate the pre-existing effects of agricultural groundwater pumping in Diamond Valley. Furthermore, upon construction of certain power infrastructure and grants of right of way by the Company at the Mt. Hope Project, the Company will work cooperatively with Eureka County to allow use of and access to such infrastructure to lessen the pre-existing effects of Diamond Valley groundwater pumping. Eureka County and the Company also agreed to work cooperatively to seek opportunities to improve and implement groundwater monitoring efforts.

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

Additional contributions of $750,000 each will be made after the commencement of molybdenum production at the Mt. Hope Project and on the one-year anniversary of production, for a total contribution obligation to the Sustainability Trust of $5.6 million, an increase of $1.6 million related to the terms of the Settlement. The amount has been accrued under mining properties, land, and water rights in the Company’s financial statements in addition to the previously accrued $4.0 million resulting in a total accrual of $5.6 million.

The Sustainability Trust is tasked with developing and implementing programs that will serve to slow groundwater drawdown and thereby improve the sustainability of the agricultural economy in the Diamond Valley Hydrographic Basin.

Equipment and Supply Procurement

Through December 31, 2018, the LLC has made deposits and/or final payments of $88.1 million on equipment orders.

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

History

Mt. Hope Prior Ownership and Results of Exploration Work

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

Exxon recognized molybdenum potential at Mt. Hope in 1978 and acquired an option on the property from MHMI.  By 1982, Exxon had completed 69 drill holes, which partially defined a major molybdenum deposit underlying the east flank of the Mt. Hope property.  Exxon conducted a +/-25% feasibility study of the Mt. Hope project in 1982.  A draft EIS was completed on the project and public hearings were held in early 1985.  Exxon drilled an additional 60 holes on the property between 1983 and 1988 but did not update their deposit block model with data from the post-1982 holes.  Cyprus drilled four holes on the property in 1989-90 under an agreement with Exxon but did not pursue the project.  Exxon retains a perpetual 1% royalty interest, as discussed above in “—Description of the Mt. Hope Project—Royalties, Agreements and Encumbrances—Production Royalty.”

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

Exploration

The majority of the exploration activities were completed prior to our leasing the property from MHMI.  However, since acquiring access to the Mt. Hope Project, we have completed additional exploration drilling for molybdenum for the purposes of supporting our BFS and subsequent January 2014 Technical Report and obtaining engineering information for items such as geotechnical design, hydrology, and condemnation for waste dumps and tailing ponds as well as infill drilling for ore calculation purposes.

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

Footnotes to Statements of Reserves and Mineralized Material

The Company tabulated reserves at a cutoff grade of 0.039% sulfide Mo and a pit design based on a price of $8.00/lb of contained molybdenum as saleable molybdenum tri-oxide (“TMO”).  As of December 31, 2018, the 4 year backward average price (2014-2018) for molybdenum was $8.32/lb, as reported by Platts.  As of March 12, 2019, the spot price was $12.70/lb.  The 4 year forward looking nominal average price (2019-2022) forecast by the CPM Group (a leading commodities research and consulting firm) is $15.67/lb.  Average the past 4 years and the future 4 years yields $11.94/lb.  At this average price, the estimated mineral sales from the $8.00/lb molybdenum pit mine plan generates a positive non-discounted, forward-looking cash flow.  Consequently, the $8.00/lb reserve pit design is again maintained.

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

Capital & Operating Cost Estimates

Presently, the development of the Mt. Hope Project has a Project Capital Estimate of $1,312 million, which includes development costs of approximately $1,245 million and $67 million in cash financial guaranty/bonding requirements, advance royalty payments, and power pre-payment estimates.  These capital costs were updated in the third quarter of 2012 and were then escalated by approximately 3% in the third quarter of 2013, for those items not yet procured or committed to by contract.  The Mt. Hope Project has not materially changed in scope and remains currently designed at approximately 65% engineering completion, with solid scope definition.  The pricing associated with this estimate remains subject to escalation associated with equipment, construction labor and commodity price increases, and project delays, which will continue to be reviewed periodically.  The Project Capital Estimate does not include financing costs or amounts necessary to fund operating working capital and potential capital overruns, is subject to additional holding costs as financing activities for construction of the Mt. Hope Project are delayed and may be subject to other escalation and de-escalation as contracts and purchase arrangements are finalized at then current pricing.  From October 2007 through the year ended December 31, 2018, the LLC spent approximately $295.1 million of the estimated $1,312 million on development of the Mt. Hope Project.

The LLC’s Project Operating Cost Estimate (for the $8.00/lb mineral reserve) forecasts molybdenum production of 41 million pounds per year for the first five years of operations at estimated average direct operating costs of $6.16 per pound based on $90 per barrel oil equivalent energy prices.  The Costs Applicable to Sales (“CAS”) per pound, including anticipated royalties calculated at a market price of $15 per pound molybdenum, are anticipated to average $6.84 per pound for the first 5 years.  For a reconciliation of direct operating costs, a non-GAAP measure, to CAS, see “—Production and Operating Cost Estimates” below.  These cost estimates are based on 2013 constant dollars and are subject to cost inflation or deflation.

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

Pricing

In the first half of 2018, molybdenum prices were bell-shaped as it rose from $10.25/lb at the end of 2017, reached 2018 high of $13.00/lb in March and then decreased to the low for 2018 of $10.60/lb at the end of June, according to Platts.  The molybdenum price remained volatile through the second half of 2018, increased to $12.38 in early December before retreating to end 2018 at $11.88/lb. The March 12, 2019 molybdenum price was $12.70/lb, 21 percent higher than year-end 2017, based on Platts’ data.

 Further details are described in “Molybdenum Market Update” below.

In its February 2019 Molybdenum Quarterly publication, CPM forecasts average nominal prices for molybdenum to increase from $13.36/lb in 2019 to $17.67/lb in 2022.

Production and Operating Cost Estimates

Production over the life of the Mt. Hope Project is estimated to be 517 million pounds of saleable molybdenum on a 100% basis ($8.00/lb reserve).  Average yearly production over the first full five years is estimated at 41 million pounds of molybdenum.  Direct operating costs for the Mt. Hope Project over the first full five years of operation are anticipated to average $6.16 per pound, using $90 per barrel oil equivalent energy costs, and Costs Applicable to Sales (“CAS”) per pound over the first full five years of operation, including anticipated royalties calculated at $15 per pound molybdenum, are anticipated to average $6.84 per pound.  Life of mine CAS are estimated to be approximately $7.61 per pound of molybdenum at $90 per barrel oil, inclusive of anticipated royalty payments calculated at $15 per pound molybdenum.  These cost estimates are based on 2013 constant dollars and are subject to cost inflation or deflation.  The Company will update the operating cost projections with new commodity pricing adjustments at the time of project construction restart.

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

Liberty Project Permitting Requirements

The majority of the Liberty Project area is located on fee lands and patented claims owned by the Company.  Unpatented claims administered by the BLM are on public ground and largely surround the open pit and waste stockpile areas.  BLM approval will be required prior to commencement of operations, including construction, which would likely include an EIS under NEPA.  A shorter EIS and state permitting process are anticipated for the Liberty Project as compared to the Mt. Hope Project, as the Liberty Project is located largely on privately held property with existing water rights, is located in a previously mined area in a mining friendly jurisdiction, and is sparsely vegetated due to the arid climate.

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

The Nevada Division of Environmental Protection (“NDEP”) has identified environmental concerns with some Liberty Project facilities acquired with the property.  NDEP’s concerns are related to aspects of previously approved closure plans required by Nevada regulation.  We have proposed options to NDEP to address these concerns.  In July, 2018, we addressed one of those concerns by successfully completing a program, as approved by NDEP, to neutralize the acidic Liberty pit lake by adding hydrated lime to raise the pH.  Our 2019 projected costs are consistent with budgeted spend.  We will continue to work with NDEP to evaluate ongoing options to address any future concerns, and additional costs may be required beyond 2018 to meet NDEP’s closure requirements.  However, a reasonable estimate cannot be determined at this time as it is not possible to reasonably predict the outcome of our negotiations with NDEP.

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

Substantial doubt exists as to our ability to continue as a going concern

Our consolidated financial statements have been prepared assuming we will continue as a going concern. We have experienced substantial and recurring losses from operations, which losses have caused an accumulated deficit of $191.1 million at December 31, 2018.  At December 31, 2018, we had approximately $2.0 million in unrestricted cash and $6.2 million in restricted cash held by the LLC on hand. Based on the Company’s cash balances as of December 31, 2018, the Company believes that it will be able to sustain its corporate and Liberty Project operations only through the quarter ending March 31, 2019.  The Mt. Hope Project remains funded into 2021 by the reserve account held by the LLC for the payment of ongoing jointly approved (by POS-Minerals and the Company) expenses until the Company obtains full financing for its portion of the Mt. Hope Project construction cost.  However, the Company does not currently have liquidity and capital resources to finance its portion of Mt. Hope Project operations beyond 2021.

 We have been funding our business principally through sales of our securities, most recently with the closure of Tranche 1 and Tranche 2 of the three-tranche equity private placement under the AMER Investment Agreement, our at-the-market offering facility and our October 2018 underwritten public offering.  The Tranche 1 and Tranche 2 placement provided $10.0 million to the Company, and an additional $10.0 million is committed for the Tranche 3 placement at a price of $0.50 per share upon the reissuance of our water permits or the closure of a joint business opportunity involving the use of at least 10 million shares of the Company.  Additionally, during 2018, we utilized our at-the-market offering facility to sell approximately 1.2 million shares for $0.5 million, and received net proceeds of approximately $2.0 million from our underwritten public offering of 9,151,000 units, consisting of common stock and warrants, at a price of $0.25 per share.  In conjunction with the public offering, the Company agreed to suspend the ATM facility for a period of 2 years.  There is no certainty that the funding from Tranche 3 with AMER will become available within the next 12 months.  We expect to continue to fund our Corporate and Liberty Project costs through additional equity investments in the Company and are also attempting to sell some of our non-critical equipment to raise additional funds .Our projected construction and development costs at the Mt. Hope Project are anticipated to be funded by procurement of the Bank Loan under the AMER Investment Agreement, upon receipt of water permits and completion of the SEIS and ROD from the BLM, coupled with sustained molybdenum prices and other additional equity or debt infusions. The Bank Loan will not provide funding for Corporate or Liberty Project expenses.  These factors, among others, raise substantial doubt about our ability to continue as a going concern for the next 12 months. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  We may choose to reduce our Corporate or Liberty Project operating expenses through reductions in our operating costs during fiscal year 2019 if we are not successful in our efforts to raise additional capital. We may not be able to increase our cash flow to a level which would support our Corporate or Liberty Project operations and provide sufficient funds to pay our obligations past the first quarter 2019 or thereafter, for the foreseeable future. Further, we may not be able to raise additional capital or, if we are successful in our efforts to raise additional capital, the terms and conditions upon which any such capital would be extended. If we are unable to meet our obligations past first quarter 2019, we would be forced to cease all operations and pursue restructuring alternatives, in which event investors may lose their entire investment in our Company.

We may not be able to obtain, maintain or renew licenses, rights and permits required to develop or operate our mining projects, or we may encounter environmental conditions or requirements that would adversely affect our business

In the ordinary course of business, mining companies are required to seek governmental permits for expansion of existing operations or for the commencement of new operations. The LLC is required to obtain a ROD from the BLM, authorizing implementation of the Mt. Hope Project PoO.  As discussed above, the Ninth Circuit vacated the ROD which had approved the EIS for the Mt. Hope Project, rejecting air quality baseline metrics and questioning the potential existence of public water reserves within the PoO.  Additionally, the Nevada Supreme Court vacated our 3M Plan and water permits for the Mt. Hope Project due to insufficient evidence that the threat to existing water rights holders could be successfully mitigated.  The LLC is also required to obtain various state and federal permits including water protection, air quality, water rights and reclamation permits.  We may not be successful in obtaining a new ROD authorizing implementation of the Mt. Hope PoO or in obtaining a reissuance of our water permits from the Nevada State Engineer or in defending future appeals of the water permits, if reissued, or defending legal challenges to the anticipated new ROD and our other permits, which may affect our ability to maintain the permits.

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

The development of the Mt. Hope Project may continue to be delayed, which could result in increased costs or an inability to complete its development

The LLC may experience continued delays in developing the Mt. Hope Project.  These could increase its development costs, affect its economic viability, or prevent us from completing its development.  The timing of development of the Mt. Hope Project depends on many factors, some of which are beyond our and the LLC’s control, including:

•	Sustained low prices for molybdenum;

•	Timely availability of project financing to construct the Mt. Hope Project;

•	Timely availability of equipment;

•	Inability to obtain a reissuance of the ROD or reobtain water permits, and successfully defend subsequent appeals;

•	Continued appeals or unfavorable orders concerning our attempts to reobtain water rights, Mt. Hope Project related state of Nevada and federal permits, including the ROD;

•	Completion of advanced engineering;

•	Timely availability of labor and resources from construction contractors throughout construction of the project; and

•	Volatility in foreign exchange and/or interest rates.

Any delays caused by our inability to raise capital when needed may lead to the cancellation or extension of, or defaults under, agreements with equipment manufacturers or a need to sell equipment and other project related assets already purchased, any of which may adversely impact the Mt. Hope Project timeline.  Additionally, delays to the Mt. Hope Project schedule have consequences with regard to our sales agreements, the LLC Agreement with POS-Minerals, including potential claims by POS-Minerals, which may serve to increase our capital obligations and further enhance these risks.

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

•	Approval of the conduct of business other than the development, construction, operations and financing of the Mt. Hope Project, including the potential Cu-Ag target and zinc mineralization, and

•	Approval of the issuance by the LLC of an ownership interest to any person other than Nevada Moly or POS-Minerals,

•	Approval of the termination of the Mt. Hope Project or the liquidation/dissolution of the Project.

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

The volatility in metals prices is illustrated by the molybdenum price chart shown in the Molybdenum Market Update section and the historical monthly average prices ranging from a low price of $2.16/lb in January 2001 to a high of $33.84 in August 2008 for molybdenum.  The worldwide molybdenum price fluctuated between approximately $5.30/lb in 2003 to over $40.00/lb in 2005 and traded in the mid-$30s/lb prior to October 2008 when prices fell from approximately $33.50 per pound to $7.70 per pound in April 2009 as a result of the global financial crisis.  Subsequent to April 2009, prices slowly rose finishing 2009 at $12.00 per pound and further increasing to finish 2010 at $16.40 per pound.  By the end of 2011, prices had pulled back to $13.45 per pound, then decreased further to $9.70 per pound at the conclusion of 2013, and fell further to approximately $9.00 per pound by the end of 2014.  Beginning in September 2014, the molybdenum price experienced a sharp pullback reflecting softening demand and a strengthening U.S. dollar, amongst other factors.  A slow price recovery during 2016 saw the price at yearend 2016 at $6.75/lb. Molybdenum strengthened through most of 2017 and broke into double-digit prices to end of 2017 at $10.25/lb. Molybdenum prices reached a high of $13.00/lb in March 2018, a level last seen in 2014, and closed 2018 at $11.88/lb. (Prices quoted subsequent to 2010 are sourced from Platts.) Although we estimate the Mt. Hope Project’s average cost of production over the first five years to be approximately $7.00 per pound, a sustained period of lower molybdenum prices would have material negative impacts on the Company’s profitability.  Actual molybdenum prices when and if we commence commercial production cannot be estimated and are subject to numerous factors outside our control.

Our profitability is subject to demand for molybdenum, and any decrease in that demand, or increase in the world’s supply, could adversely affect our results of operations

Molybdenum is used primarily in the steel industry.  The demand for molybdenum from the steel industry and other industries was extremely robust through the third quarter of 2008, primarily fueled by growth in Asia and other developing countries.  Beginning in the fourth quarter of 2008, the global financial crisis forced steel companies to substantially reduce their production levels with a corresponding reduction in the consumption of molybdenum, which contributed to the decline in the price of molybdenum.  Starting in September 2014, molybdenum prices began to decline and remained low through 2016, but improved throughout 2017 and 2018.  Continued low molybdenum prices could delay our ability to obtain other financing, and could cause a continued suspension of our development or, in the future, a suspension of our mining operations at our Mt. Hope Project.

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

We are exposed to counter party risk, which may adversely affect our results of operations

The off-take sales agreements the Company has completed contain provisions allowing for the sale of molybdenum at certain floor prices, or higher, over the life of the agreements.  During the past 18 months there have been periods where the spot molybdenum prices fell below the inflation-adjusted floor prices in the contracts.  During these time periods all off-take contracts would have provided for the Company to sell molybdenum at above-spot prices.  In addition, presently, one of our off-take agreement counterparties currently has the option to cancel its agreement, and a second off-take agreement will expire on December 31, 2020 if production at specified minimum levels has not commenced by that date.  We currently do not expect to commence commercial production before late 2022.  In the event that our contract counterparties choose not to honor their contractual obligations, attempt to terminate these agreements as a result of the continuing delay in achieving production, or discontinue operations, our profitability may be adversely impacted.  We may be unable to sell any product our contract parties fail to purchase in a timely manner, at comparable prices, or at all.

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

We will be required to recruit additional personnel and to train, motivate and manage these new employees as our projects mature toward eventual construction and operation.  The number of persons skilled in the development and operation of mining properties is limited and significant competition exists for these individuals.  We implemented a reduction in force in November 2014 and another in October 2015, affecting more than 40% of our employees and contractors as a result of the delay in our ability to obtain project financing.  In each of January 2015, 2016, 2017 and 2018, we implemented an annual retention program including equity stay incentives to our officer and all non-officer employees, though this retention program may not be successful in retaining our executives and key employees.  As a result of our current cash restraints, we were unable to re-implement the annual retention program for 2019.  We may not be able to attract and retain qualified personnel in the future.  We do not maintain “key person” life insurance to cover our executive officers.  Due to the relatively small size of our company and the specific skill sets of our key employees, the loss of any of our key employees or our failure to attract and retain key personnel may delay or otherwise adversely affect the development of the Mt. Hope Project, which could have a material adverse effect on our business.

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

•

Delays in obtaining and maintaining environmental or other state of Nevada and federal government permits, including ongoing appeals related to efforts to obtain water permits and additional evaluation of air quality studies and public review to receive a new ROD.

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

•

Our ability to raise additional capital and to meet our financial obligations past first quarter 2019, which may force us to cease all operations, in which event investors may lose their entire investment in our Company;

•	Our ability to obtain project financing for the development and construction of the Mt. Hope Project;

•	Our ability to successfully obtain a reissuance of the ROD and water permits for the Mt. Hope Project;

•

The ability to obtain and maintain all other permits, water rights, and approvals for the Mt. Hope Project and the Liberty Project, and potential development of the copper-silver target and zinc mineralization;

•	Our dependence on the success of the Mt. Hope Project;

•	Our ability to satisfy the conditions to the third tranche of investment by AMER under the investment agreement, or to complete the $700 million bank loan or the molybdenum supply agreement;

•	Issues related to the management of the Mt. Hope Project pursuant to the LLC Agreement;

•	Risks related to the failure of POS-Minerals to make ongoing cash contributions pursuant to the LLC Agreement;

•	Our ability to obtain approval from POS-Minerals to explore and develop the copper-silver target and zinc mineralization;

•	Fluctuations in the market price of, demand for, and supply of molybdenum and other metals;

•	The estimation and realization of mineral reserves and production estimates, if any;

•	The timing of exploration, development and production activities and estimated future production, if any;

•	Estimates related to costs of production, capital, operating and exploration expenditures;

•	Requirements for additional capital and our ability to obtain additional capital in a timely manner and on acceptable terms;

•	Our ability to renegotiate, restructure, suspend, cancel or extend payment terms of contracts as necessary or appropriate in order to conserve cash;

•	Government regulation of mining operations, environmental conditions and risks, reclamation and rehabilitation expenses;

•	Title disputes or claims;

•	Limitations of and access to certain insurance coverage;

•	The future price of molybdenum, copper or other metals; and

•	Ability to retain key employees and staff.

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

After the Company received this final decision from the Nevada Supreme Court, it proceeded with new applications to change existing agricultural irrigation and mining/milling water rights owned by the Company to use at the Mt. Hope Project.  These new change applications were filed with the State Engineer in 2015 and 2016 while the above described appeals were pending before the Nevada Supreme Court.  Originally, these applications and other new appropriation applications were to be addressed at a pre-hearing conference scheduled on August 25, 2016 before the State Engineer.  These applications were the subject of Writ of Prohibition or Mandamus (“Writ”) filed by Eureka County on August 23, 2016 to the Nevada Supreme Court seeking the Supreme Court’s intervention to stop further action by the State Engineer while the appeal discussed above was pending. On December 22, 2017, the Nevada Supreme Court denied Eureka County’s Writ Petition.  As a result, the State Engineer allowed a pre-hearing conference held on January 24. At the pre-hearing conference the State Engineer and his hearing officer scheduled review of the new change applications for a hearing that occurred on September 11, 2018 in Carson City, Nevada.

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

Key Terms of Settlement

Under the terms of the Settlement with Eureka County and the DNR, the Company agreed to convey all related water rights for Mt. Hope Project at the future cessation of all mining activity to assist Eureka County and the DNR’s efforts to mitigate the pre-existing effects of agricultural groundwater pumping in Diamond Valley. Furthermore, upon construction of certain power infrastructure and grants of right of way by the Company at the Mt. Hope Project, the Company will work cooperatively with Eureka County to allow use of and access to such infrastructure to lessen the pre-existing effects of Diamond Valley groundwater pumping. Eureka County and the Company also agreed to work cooperatively to seek opportunities to improve and implement groundwater monitoring efforts.

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

Thereafter, on September 22, 2014, the Plaintiffs filed their notice of appeal to the U.S. Court of Appeals for the Ninth Circuit (“Ninth Circuit”) of the District Court’s dismissal.  Oral argument of the parties before the Ninth Circuit was completed on October 18, 2016.  On December 28, 2016, the Ninth Circuit issued its Opinion rejecting many of the arguments raised by the Plaintiffs challenging the Environmental Impact Statement ("EIS") completed for the Mt. Hope Project, but issuing a narrow reversal of the BLM's findings related to air quality analysis. Because of this technical deficiency, the Court vacated the ROD, and the BLM is conducting additional evaluation of air quality impacts and resulting cumulative impact analysis under the NEPA and an SEIS will be prepared.  The SEIS will disclose additional information to the public related to the selection of appropriate background concentrations to use for dispersion modeling of air pollutants and information related to public water resources.  Because the SEIS must be prepared in accordance with the NEPA guidelines, the SEIS process will include three publications in the Federal Register, each of which may take several weeks to process.  The first of these publications is the Notice of Intent (“NOI”) which declares the BLM’s intent to prepare the SEIS.  The NOI was published in the Federal Register on July 19, 2017.  On March 6, 2019, the BLM published the Notice of Availability (“NOA”) in the Federal Register, commencing a 45-day public comment period.  Upon completion of the public comment period, we will continue to work with the BLM to receive a new ROD, anticipated later in 2019, authorizing the eventual construction and operation of the Mt. Hope Project.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the NYSE American under the symbol “GMO.”  On February 14, 2008 our common stock began trading on the Toronto Stock Exchange (“TSX”), also under the symbol “GMO.”

Holders

As of March 7, 2019, there were approximately 350 holders of record of our common stock.

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

 Not applicable.

ITEM 6.SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations constitutes management’s review of the factors that affected our financial and operating performance for the years ended December 31, 2018 and 2017.  This discussion should be read in conjunction with the consolidated financial statements and notes thereto contained elsewhere in this report.

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

The original Return of Contributions amount due to POS-Minerals is reduced, dollar for dollar, by the amount of capital contributions for equipment payments required from POS-Minerals under approved budgets of the LLC, as discussed further below.  As of December 31, 2018, this amount has been reduced by $2.4 million, consisting of POS-Mineral’s 20% share of equipment purchases, such that the remaining amount due to POS-Minerals is $33.6 million.  If Nevada Moly does not fund its additional capital contribution in order for the LLC to make the required Return of Contributions to POS-Minerals set forth above, POS-Minerals has an election to either make a secured loan to the LLC to fund the Return of Contributions or receive an additional interest in the LLC estimated to be 5%.  In the latter case, Nevada Moly’s interest in the LLC is subject to dilution by a percentage equal to the ratio of 1.5 times the amount of the unpaid Return of Contributions over the aggregate amount of deemed capital contributions (as determined under the LLC Agreement) of both parties to the LLC (“Dilution Formula”).  At December 31, 2018, the aggregate amount of deemed capital contributions of both parties was $1,088.5 million.

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

The Reserve Account

Effective January 1, 2015, Nevada Moly and POS-Minerals signed an amendment to the LLC Agreement under which a separate $36.0 million belonging to Nevada Moly, held by the LLC in a reserve account established in December 2012, is being released for the mutual benefit of both members related to annual jointly approved Mt. Hope Project expenses into 2021.  In January 2015, the reserve account funded a reimbursement of contributions made by the members during the fourth quarter of 2014, inclusive of $0.7 million to POS-Minerals and $2.7 million to Nevada Moly.  The remaining reserve account funds are now being used to pay ongoing jointly approved expenses of the LLC until the Company obtains full financing for its portion of the Mt. Hope Project construction cost, or until the reserve account is exhausted.  Any remaining funds after financing is obtained will be returned to the Company.  The balance of the reserve account was $6.2 million and $9.9 million at December 31, 2018 and December 31, 2017, respectively.

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

On November 16, 2012, the BLM issued its ROD authorizing development of the Mt. Hope Project, since vacated by the U.S. Court of Appeals for the Ninth Circuit in December 2016.  On April 23, 2015, the BLM issued a Finding of No Significant Impact (“FONSI”) supporting their Decision to approve an amendment to the PoO.  The ROD and FONSI/Decision approved the PoO and amended PoO, respectively, for construction and operation of the mining and processing facilities and also grant the Right-of-Way, and amended Right-of-Way, respectively, for a 230kV power transmission line, discussed below.  Monitoring and mitigation measures identified in the ROD and FONSI, developed in collaboration with the regulatory agencies involved throughout the permitting process, is intended to avoid, minimize, and mitigate environmental impacts, and reflect the Company’s commitment to be good stewards of the environment.  Ongoing changes to permits and the PoO during the life of mining operations are typical as design evolves and operations are optimized.

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

Thereafter, on September 22, 2014, the Plaintiffs filed their notice of appeal to the U.S. Court of Appeals for the Ninth Circuit (“Ninth Circuit”) of the District Court’s dismissal.  Oral argument of the parties before the Ninth Circuit was completed on October 18, 2016.  On December 28, 2016, the Ninth Circuit issued its Opinion rejecting many of the arguments raised by the Plaintiffs challenging the Environmental Impact Statement ("EIS") completed for the Mt. Hope Project, but issuing a narrow reversal of the BLM's findings related to air quality analysis. Because of this technical deficiency, the Court vacated the ROD, and the BLM is conducting additional evaluation of air quality impacts and resulting cumulative impact analysis under the NEPA and a draft SEIS has been prepared.  The draft SEIS discloses additional information to the public related to the selection of appropriate background concentrations to use for dispersion modeling of air pollutants and information related to public water resources.  Because the SEIS must be prepared in accordance with the NEPA guidelines, the draft SEIS approval process includes three publications in the Federal Register, each of which may take several weeks to process.  The first of these publications is the Notice of Intent (“NOI”) which declares the BLM’s intent to prepare the SEIS.  The NOI was published in the Federal Register on July 19, 2017.  On March 6, 2019, the BLM published the Notice of Availability (“NOA”) in the Federal Register, commencing a 45-day public comment period.  Upon completion of the public comment period, we will continue to work with the BLM to receive a new ROD, anticipated later in 2019, authorizing the eventual construction and operation of the Mt. Hope Project.

Environmental regulations related to reclamation require that the cost for a third party contractor to perform reclamation activities on the minesite be estimated.  In October 2015, we submitted a request to the BLM to reduce our reclamation liability to current surface disturbance.  Simultaneously, we submitted an application to NDEP-BMRR to modify the Reclamation Permit to reflect this reduced reclamation liability. On October 26, 2015, NDEP-BMRR approved the proposed permit modification, including the reduced reclamation liability amount.   On December 21, 2015, BLM approved the updated reclamation liability estimate, reducing the reclamation liability to approximately $2.8 million.  We worked with the LLC’s reclamation surety underwriters to satisfy the reduced $2.8 million financial guarantee requirements under the approved amended PoO for the Mt. Hope Project.  As of December 31, 2018, the surety bond program is funded with a cash collateral payment of $0.3 million.

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

On the second day of the September hearing, all protest issues raised by Eureka County and the Diamond Natural Resources Protections & Conservation Association (“DNR”) concerning the Mt. Hope water rights applications were resolved through a Stipulation, Settlement Agreement and Withdrawal of Protest (“Settlement”).  After Eureka County and DNR were excused, the hearing continued with evidence addressing concerns raised by the remaining protestant representing a Kobeh Valley ranching family and cattle company that refused to participate in the Settlement. At the public hearing, the Company presented expert testimony in support of its augmentation and monitoring plan to the Nevada State Engineer, which will protect senior water rights in the Kobeh Valley basin when the Company commences construction and operation of its proposed molybdenum project near the town of Eureka, Nevada.

The hearing concluded on September 21, 2018.  The Company anticipates a decision granting its water applications and issuance of water permits from the Nevada State Engineer in mid-2019.

Key Terms of Settlement

Under the terms of the Settlement noted above, the Company agreed to convey all related water rights for Mt. Hope Project at the future cessation of all mining activity to assist Eureka County and the DNR’s efforts to mitigate the pre-existing effects of agricultural groundwater pumping in Diamond Valley. Furthermore, upon construction of certain power infrastructure and grants of right of way by the Company at the Mt. Hope Project, the Company will work cooperatively with Eureka County to allow use of and access to such infrastructure to lessen the pre-existing effects of Diamond Valley groundwater pumping. Eureka County and the Company also agreed to work cooperatively to seek opportunities to improve and implement groundwater monitoring efforts.

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

Capital & Operating Cost Estimates

Presently, the development of the Mt. Hope Project has a Project Capital Estimate of $1,312 million, which includes development costs of approximately $1,245 million and $67 million in cash financial guaranty/bonding requirements, advance royalty payments, and power pre-payment estimates.  These capital costs were updated in the third quarter of 2012, and were then escalated by approximately 3% in the third quarter of 2013, for those items not yet procured or committed to by contract.  The Mt. Hope Project has not materially changed in scope and remains currently designed at approximately 65% engineering completion, with solid scope definition.  The pricing associated with this estimate remains subject to escalation associated with equipment, construction labor and commodity price increases, and project delays, which will continue to be reviewed periodically.  The Project Capital Estimate does not include financing costs or amounts necessary to fund operating working capital and potential capital overruns, is subject to additional holding costs as financing activities for construction of the Mt. Hope Project are delayed, and may be subject to other escalation and de-escalation as contracts and purchase arrangements are finalized at then current pricing.  From October 2007 through the quarter ended December 31, 2018, the LLC spent approximately $295.1 million of the estimated $1,312 million on development of the Mt. Hope Project.

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

Equipment and Supply Procurement

Through December 31, 2018, the LLC has made deposits and/or final payments of $88.1 million on equipment orders.

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

Molybdenum Market Update

The recent molybdenum price in March 2019 was approximately $12.70/lb, compared with $11.88/lb at yearend 2018 and $10.25 /lb at yearend 2017, according to Platts. The molybdenum price reached a high of $13/lb in early March 2018, which was a level last seen in 2014.

Molybdenum prices were the strongest in four years during 2018 and molybdenum ended the year as the best metal price performer metal in 2018 in the broad metals coverage scope of BMO Capital Market. The 2018 low was $10.60/lb at the end of June and the year high was $13.00/lb in early March.

While remaining volatile, molybdenum prices are expected to continue strengthening in 2019 and over the next several years, according to the CPM Group, a leading commodities research and consulting firm. CPM projects per pound average prices of $13.36 in 2019, $15.03 in 2020, $16.61 in 2021, and $17.53 to $17.71 in 2022-2025.

Approximately 70% of molybdenum’s first use is for steel production as molybdenum is a premier alloy to strengthen steel and make it corrosion resistant. Most of moly in steel is consumed by the specialty steels, an expanding, value-added segment accounting for approximately 10% of overall steel production. Within the specialty steels segment, stainless steel accounts for the largest use of molybdenum at 21% and full alloy steel accounts for 20% of total molybdenum consumption.

Indicative of the continuing recovery of the global steel industry in general, the World Steel Association reported a strong 4.6 percent increase in crude steel global production to 1.8 million metric tons in 2018, led by a 6.6 percent increase in China, which accounted for a 51.3% share of global output in 2018. India increased its steel production by 4.9 percent to 106.5 million metric tons in 2018 over 2017, displacing Japan as the world’s second largest steel producing country. The United States, the fourth largest steel producing country, recorded a 6.2 percent increase to 86.7 million metric tons of steel output year over year.

The utilization of molybdenum is significant is in the fast-growing stainless steel segment. The latest data from the International Stainless Steel Forum show a 10 percent increase in worldwide stainless steel production for the first nine months of 2018 over the 2017 period to 39.1 million metric tons. China demonstrated an 8.5 percent growth for the corresponding periods and dominates global stainless steel output with a 53% share.

In addition, demand has been strong for molybdenum due to increased output in oil country tubular goods (steel containing molybdenum), driven by a more robust oil and gas industry. CPM estimates 16% of molybdenum was consumed by the oil and gas industry in 2018, which while being a notable increase is below the historical pre-2014 average of 20%. Oil and gas drilling, including the shale industry, relies on specialty steel and high-strength tubular steel. Worldwide oil and gas drilling increased 7.4% year-over-year in December 2018, according to the oil rig count by Baker Hughes, a GE company.

On the supply side, the CPM Group, a commodities research firm in New York, estimates that the molybdenum market was near equilibrium with a growing surplus in 2019-2021. CPM projects that the deficit will shrink in 2022 followed by small surpluses in 2023-2025.

Molybdenum Spot Price (10/11/2011-3/5/2019)

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

Future molybdenum prices are expected to be volatile and are likely to be influenced by demand from China and emerging markets, as well as the strength or weakness of the U.S. dollar, U.S.-China trade tariffs, economic activity in the U.S. and other industrialized countries, the timing of the development of new supplies of molybdenum, and production levels of mines, including primary molybdenum production from China.

Liquidity, Capital Resources and Capital Requirements

For the period from December 31, 2017 to December 31, 2018

Our total consolidated cash balance at December 31, 2018 was $2.0 million compared to $6.7 million at December 31, 2017, representing a decrease of $4.7 million due to a variety of cash inflows and outflows.  Outflows included $3.4 million in development costs for the Mt. Hope Project, $0.6 million at the Liberty Project, $6.6 million in general and administrative costs and $1.3 million in due diligence efforts, offset by an inflow of funds released from the reserve account of $3.7 million, $1.0 million in funds released from the expense reimbursement account, $2.0 million in funds received from the issuance of shares under the public offering and $0.5 million in funds received from the issuance of shares under the at-the-market offering program.

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

The balance of the reserve account at December 31, 2018 was $6.2 million, compared to $9.9 million at December 31, 2017.

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

Additionally, the Company commenced an exploration drill program that was not originally contemplated in our cash flow forecasts.  To date the preliminary drilling and exploration work is being undertaken solely by General Moly. The Company is presenting the promising findings to its 20% EMLLC joint venture partner at the Mt. Hope Project, POS-Minerals, and the parties are discussing value-sharing cost/investment options. Any mining operation to exploit economic non-molybdenum mineralization at the EMLLC Mt. Hope Project site will require the approval of POS-Minerals.

On October 17, 2018, the Company announced an underwritten public offering of 9,151,000 units at a price of $0.25 per share, with each unit consisting of one share of common stock accompanied by one warrant exercisable for one share of common stock immediately upon closing at a price of $0.35 per share.  The offering provided net proceeds of approximately $2.0 million after underwriting commissions and expenses.  The Company is using the proceeds for general corporate purposes, including the ongoing preliminary drilling program for the exploration of zinc, copper and silver mineralization at the southeast area of the Mt. Hope Project.

Based on our updated current operating forecast, including the drilling and exploration program, and the combination of the liquidity provided by the proceeds from our public offering in October 2018 with our current cash on hand, the Company only expects to be able to fund its operations and meet its financial obligations into the second quarter of 2019. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

With our cash conservation plan, our Corporate and Liberty related cash requirements have declined to approximately $1.3 million per quarter, exclusive of the drilling and exploration program, while all Mt. Hope Project related funding is payable out of the reserve account into 2021.  Accordingly, based on our current cash on hand and our ongoing cash conservation plan, the Company expects it will have adequate liquidity in order to fund our working capital needs through the first quarter of 2019.  Additional potential funding sources for the Company include public or private equity offerings, including closing or a negotiated acceleration of Tranche 3 with respect to the remaining $10.0 million investment from AMER described in Note 1 to the consolidated financial statements contained elsewhere in this report, or sale of other assets wholly-owned by the Company or with EMLLC partner POS-Minerals at the Mt. Hope Project.  There is no assurance that the Company will be successful in securing additional funding.  This could result in further cost reductions, contract cancellations, and potential delays which ultimately may jeopardize the development of the Mt. Hope Project.

Currently the Company has no plans or intentions to enter into restructuring or liquidation. The Company has engaged XMS Capital Partners (“XMS”) to assist in securing interim financing and negotiating with debt holders and other potential stakeholders. While XMS would have the capability to assist with a restructuring if needed, we do not expect to need to engage XMS (or other parties) for these services at this time.

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

Total assets as of December 31, 2018 decreased to $329.5 million compared to $335.8 million as of December 31, 2017 primarily due to general and administrative expenses.

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

Results of Operations

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

For the year ended December 31, 2018 we had a consolidated net loss of $11.1 million compared with a net loss of $8.1 million in the same period for 2017.  The increase is primarily related to due diligence efforts, costs associated with the drilling exploration program and accelerated depreciation associated with software programs no longer in use.

For the years ended December 31, 2018 and 2017, exploration and evaluation expenses were $0.8 million and $0.7 million, respectively, reflecting continuous care and maintenance expense at the Liberty Project during both periods.

For the years ended December 31, 2018 and 2017, general and administrative expenses, comprised largely of salaries and benefits, legal and audit fees, insurance costs, and outside contracted services, along with due diligence efforts and accelerated depreciated associated with software programs no longer in use, were $9.6 million and $6.3 million, respectively.

For the years ended December 31, 2018 and 2017, interest income was nil as a result of low deposit interest rates on consolidated cash balances in 2018 and 2017.  Interest expense for the year ended December 31, 2018 and 2017 was $0.8 million and $0.9 million, respectively, as a result of cash interest expense incurred during both years on the Senior Convertible Promissory Notes issued and non-cash interest expense incurred as a result of the amortization of debt issuance costs and the embedded derivatives associated with the Senior Convertible Promissory Notes.

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

Off-Balance Sheet Arrangements

None.

Contractual Obligations

Through December 31, 2018, the LLC has made deposits and/or final payments of $88.1 million on equipment orders.  See “—Overview—Equipment and Supply Procurement” above.  Of these deposits, $71.7 million relate to fully fabricated items, primarily milling equipment, for which the LLC has additional contractual commitments of $2.0 million.  The remaining $16.4 million reflects both partially fabricated milling equipment, and non-refundable deposits on mining equipment.  As discussed in Note 12 to the consolidated financial statements contained elsewhere in this report, the mining equipment agreements remain cancellable with no further liability to the LLC. The underlying value and recoverability of these deposits and our mining properties in our consolidated balance sheets are dependent on the LLC’s ability to fund development activities that would lead to profitable production and positive cash flow from operations or proceeds from the disposition of these assets. There can be no assurance that the LLC will be successful in obtaining project financing, in generating future profitable operations, disposing of these assets or the Company securing additional funding in the future on terms acceptable to us or at all.  Our audited consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded assets or liabilities.

If the LLC does not make the payments contractually required under these purchase contracts, it could be subject to claims for breach of contract or to cancellation of the respective purchase contract.  In addition, the LLC may proceed to selectively suspend, cancel or attempt to renegotiate additional purchase contracts if necessary to further conserve cash.  See “—Liquidity, Capital Resources and Capital Requirements” above.  If the LLC cancels or breaches any contracts, the LLC will take all appropriate action to minimize any losses, but could be subject to liability under the contracts or applicable law.  The cancellation of certain key contracts could cause a delay in the commencement of operations, and could add to the cost to develop the Company’s interest in the Mt. Hope Project.

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

Provision for Taxes

Income taxes are provided based upon the asset and liability method of accounting.  Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end.  In accordance with authoritative guidance for Income Taxes, a valuation allowance is recorded against the deferred tax asset if management does not believe the Company has met the “more likely than not” standard to allow recognition of such an asset.  At December 31, 2018 and 2017, we had deferred tax assets principally arising from net operating loss carryforwards for income tax purposes multiplied by an expected rate of 21% and 35%, respectively.  As management of the Company has concluded that it is not more likely than not that we will realize the benefit of the deferred tax assets, a valuation allowance equal to the net deferred tax asset has been established.

The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017, and enacts a broad range of changes to the Code. The 2017 Tax Act, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest and net operating losses, allows for the expensing of certain capital expenditures, puts into effect a number of changes impacting operations outside of the United States, and modifications to the treatment of certain intercompany transactions.  Our net deferred tax assets and liabilities were revalued at the newly enacted U.S. corporate 21% rate, and the impact was recognized in our financial statements in 2017, the year of enactment. The Company has calculated its best estimate of the impact of the Act in its year end income tax provision in accordance with its understanding of the Act and guidance available and as allowable under SAB 118 as of the date of this filing.  The amount related to the remeasurement of certain deferred tax liabilities based on the rates at which they are expected to reverse in the future is $19.4 million.

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

Contingently Redeemable Noncontrolling Interest (“CRNCI”)

Under GAAP, certain noncontrolling interests in consolidated entities meet the definition of mandatorily redeemable financial instruments if the ability to redeem the interest is outside of the control of the consolidating entity.  As described in Note 1 — “Description of Business” to the consolidated financial statements contained elsewhere in this report, the LLC Agreement permits POS-Minerals the option to put its interest in the LLC to Nevada Moly upon a change of control, as defined in the LLC Agreement, followed by a failure to use standard mining industry practice in connection with development and operation of the Mt. Hope Project as contemplated by the parties for a period of 12 consecutive months.  As such, the CRNCI has continued to be shown as a separate caption between liabilities and equity.  The carrying value of the CRNCI has historically included the Return of Contributions which will be returned to POS-Minerals in 2020, unless further extended by the members of the LLC as discussed above.  The expected Return of Contributions to POS-Minerals was carried at redemption value as we believed redemption of this amount was probable.  Effective January 1, 2015, Nevada Moly and POS-Minerals agreed that the Return of Contributions will be due to POS-Minerals on December 31, 2020, unless further extended by the members of the LLC as discussed above.  As a result, we have reclassified the Return of Contributions, originally $36.0 million, payable to POS-Minerals from CRNCI to a non-current liability at redemption value, and subsequently reduced it by $2.4 million, consisting of POS-Minerals 20% share of equipment purchases such that the remaining amount due to POS-Minerals is $33.6 million.

The remaining carrying value of the CRNCI has not been adjusted to its redemption value as the contingencies that may allow POS-Minerals to require redemption of its non-controlling interest are not probable of occurring.  Under GAAP, until such time as that contingency has been eliminated and redemption is no longer contingent upon anything other than the passage of time, no adjustment to the CRNCI balance should be made. Future changes in the redemption value will be recognized immediately as they occur and the Company will adjust the carrying amount of the CRNCI to equal the redemption value at the end of each reporting period.

Senior Convertible Promissory Notes and other Long-Term Debt

As discussed in Note 6 to the consolidated financial statements contained elsewhere in this report, in December 2014, the Company sold and issued $8.5 million in units consisting of Senior Convertible Promissory Notes (the “Notes”) and warrants to accredited investors, including several directors and each of the named executive officers of the Company, pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 thereunder. The Notes are unsecured obligations and are senior to any of the Company’s future secured obligations to the extent of the value of the collateral securing such obligations.

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

Interest Rate Risk

As of December 31, 2018, we had a balance of cash and cash equivalents of $2.0 million and restricted cash of $7.0 million.  Interest rates on short term, highly liquid investments have not changed materially since December 31, 2010, and continue to be 1% or less on an annualized basis.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GENERAL MOLY, INC.

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of General Moly, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of General Moly, Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations and comprehensive loss, equity and cash flows for each of the two years in the period ended December 31, 2018 including the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 “Liquidity” to the consolidated financial statements, the Company does not generate revenues, has incurred significant recurring losses, and does not have sufficient liquidity and capital resources to fund its operations and meet its financial obligations, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

March 21, 2019

We have served as the Company's auditor since 2007.

GENERAL MOLY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	December 31,	December 31,
	2018	2017

ASSETS:
CURRENT ASSETS
Cash and cash equivalents	$2,016	$6,676
Deposits, prepaid expenses and other current assets	62	114
Total Current Assets	2,078	6,790
Mining properties, land and water rights	229,175	226,250
Deposits on project property, plant and equipment	88,124	87,893
Restricted cash held at EMLLC	6,167	9,911
Restricted cash held for loan procurement	—	962
Restricted cash and investments held for reclamation bonds	834	825
Non-mining property and equipment, net	40	78
Other assets	3,076	3,066
TOTAL ASSETS	$329,494	$335,775
LIABILITIES, CRNCI, AND EQUITY:
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$574	$602
Promissory Notes	1,340	1,340
Senior Convertible Promissory Notes	5,807	5,745
Accrued advance royalties	500	500
Total Current Liabilities	8,221	8,187
Provision for post closure reclamation and remediation costs	1,769	1,704
Accrued advance royalties	5,700	5,700
Accrued payments to Agricultural Sustainability Trust	5,500	4,000
Return of Contributions Payable to POS-Minerals	33,641	33,641
Other accrued liabilities	2,125	2,125
Total Liabilities	56,956	55,357

COMMITMENTS AND CONTINGENCIES - NOTE 12

CONTINGENTLY REDEEMABLE NONCONTROLLING INTEREST ("CRNCI")	172,261	172,633

EQUITY
Common stock, $0.001 par value; 650,000,000 and 650,000,000 shares authorized, respectively, 137,114,804 and 125,802,023 shares issued and outstanding, respectively	137	126
Additional paid-in capital	291,266	288,041
Accumulated deficit during exploration and development stage	(191,126)	(180,382)
Total Equity	100,277	107,785
TOTAL LIABILITIES, CRNCI, AND EQUITY	$329,494	$335,775

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOLY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Years Ended
	December 31,	December 31,
	2018	2017
REVENUES	$—	$—

OPERATING EXPENSES:
Exploration and evaluation	789	756
General and administrative expense	9,553	6,373
TOTAL OPERATING EXPENSES	10,342	7,129

(LOSS) FROM OPERATIONS	(10,342)	(7,129)

OTHER INCOME/(EXPENSE):
Interest expense	(774)	(942)
TOTAL OTHER (EXPENSE)/INCOME, NET	(774)	(942)

(LOSS) BEFORE INCOME TAXES	(11,116)	(8,071)

Income Taxes	—	—

CONSOLIDATED NET (LOSS)	$(11,116)	$(8,071)
Less: Net loss attributable to CRNCI	372	26
NET LOSS ATTRIBUTABLE TO GMI	$(10,744)	$(8,045)
Basic and diluted net loss attributable to GMI per share of common stock	$(0.08)	$(0.07)
Weighted average number of shares outstanding — basic and diluted	129,421	114,315

COMPREHENSIVE (LOSS)	$(10,744)	$(8,045)

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOLY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended
	December 31,	December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net loss	$(11,116)	$(8,071)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	1,870	265
Non-cash interest expense	62	205
Income realized on lease of water rights	(13)	(16)
Stock-based compensation for employees and directors	737	165
Decrease (increase) in deposits, prepaid expenses and other	52	(25)
Decrease in accounts payable and accrued liabilities	(508)	(846)
(Decrease) increase in post closure reclamation and remediation costs	(38)	11
Net cash used by operating activities	(8,954)	(8,312)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase and development of mining properties, land and water rights	(2,470)	(1,929)
Deposits on property, plant and equipment	(298)	(612)
Net cash used by investing activities	(2,768)	(2,541)

GENERAL MOLY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock proceeds, net of issuance costs	2,365	5,940
Repayment of Long-Term Debt	—	(165)
Net cash provided/(used) by financing activities:	2,365	5,775
Net (decrease) in cash, cash equivalents and restricted cash	(9,357)	(5,078)
Cash, cash equivalents and restricted cash, beginning of period	17,974	23,052
Cash, cash equivalents and restricted cash, end of period	$8,617	$17,974

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of capitalized	(735)	(942)

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Equity compensation capitalized as development	$134	$51
Accrued portion of advance royalties	500	1,000
Change in accrued payments to Agricultural Sustainability Trust	1,550	—
Noncash change in deposits on property, plant and equipment	153	(7)

The accompanying notes are an integral part of these consolidated financial statements

GENERAL MOLY, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except number of shares and per share amounts)

	Common		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total
Balances, December 31, 2016	110,611,287	$111	$281,900	$(172,337)	$109,674
Issuance of Units of Common Stock:
Issued pursuant to stock awards	556,590	1	(61)	—	(60)
Stock-based compensation	—	—	216	—	216
Private Placement	14,634,146	14	5,986	—	6,000
Net loss for the year ended December 31, 2017	—	—	—	(8,045)	(8,045)
Balances, December 31, 2017	125,802,023	$126	$288,041	$(180,382)	$107,785
Issuance of Units of Common Stock:
Issued pursuant to stock awards	993,481	1	(173)	—	(172)
Stock-based compensation	—	—	871	—	871
Public Offering	9,151,000	9	2,042	—	2,051
At-the-Market Offering	1,168,300	1	485	—	486
Net loss for the year ended December 31, 2018	—	—	—	(10,744)	(10,744)
Balances, December 31, 2018	137,114,804	$137	$291,266	$(191,126)	$100,277

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

Additionally, on June 21, 2018 we announced plans to commence a 10-hole drill program on the Mt. Hope property, focused on the area where previously identified copper-silver-zinc-mineralized skarns have been identified, immediately adjacent to the Mt. Hope molybdenum deposit.  The program was completed in late 2018 and we are in the process of evaluating results from the program.

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

The original Return of Contributions amount due to POS-Minerals is reduced, dollar for dollar, by the amount of capital contributions for equipment payments required from POS-Minerals under approved budgets of the LLC, as discussed further below.  During the period January 1, 2015 to December 31, 2018, this amount has been reduced by $2.4 million, consisting of 20% of an $8.4 million principal payment made on milling equipment in March 2015, a $2.2 million principal payment made on electrical transformers in April 2015, and a $1.2 million principal payment made on milling equipment in April 2016, such that the remaining amount due to POS-Minerals is $33.6 million.  If Nevada Moly does not fund its additional capital contribution in order for the LLC to make the required return to POS-Minerals set forth above, POS-Minerals has an election to either make a secured loan to the LLC to fund the Return of Contributions, or receive an additional interest in the LLC, from Nevada Moly, estimated to be 5%.  In the latter case, Nevada Moly’s interest in the LLC is subject to dilution by a percentage equal to the ratio of 1.5 times the amount of the unpaid Return of Contributions over the aggregate amount of deemed capital contributions (as determined under the LLC Agreement) of both parties to the LLC (“Dilution Formula”).  At December 31, 2018, the aggregate amount of deemed capital contributions of both members was $1,088.5 million.

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

Effective January 1, 2015, Nevada Moly and POS-Minerals signed an amendment to the LLC agreement under which a separate $36.0 million belonging to Nevada Moly, held by the LLC in a reserve account established in December 2012, is being released for the mutual benefit of both members related to annual jointly approved Mt. Hope Project expenses through 2021.  In January 2015, the reserve account funded a reimbursement of contributions made by the members during the fourth quarter of 2014, inclusive of $0.7 million to POS-Minerals and $2.7 million to Nevada Moly.  The remaining reserve account funds are now being used to pay ongoing jointly approved expenses of the LLC until the Company obtains full financing for its portion of the Mt. Hope Project construction cost, or until the reserve account is exhausted.  Any remaining funds after financing is obtained will be returned to the Company.  The balance of the reserve account was $6.2 million and $9.9 million at December 31, 2018 and 2017, respectively.

Agreement with AMER International Group (“AMER”)

Private Placement

In April 2015, the Company and AMER entered into a private placement for 40.0 million shares of the Company’s common stock and warrants to purchase 80.0 million shares of the Company’s common stock, priced using the trailing 90-day volume weighted average price (“VWAP”) of $0.50 on April 17, 2015, the date the Investment and Securities Purchase Agreement (“AMER Investment Agreement”) was signed. General Moly received stockholder approval of the transaction at its 2015 Annual Meeting, and of material amendments to the transaction at a Special Meeting held in December 2017.

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

On October 16, 2017, the Company and AMER announced the closure of the second tranche of the parties’ three-tranche financing agreement.  At the close of Tranche 2, General Moly issued 14.6 million shares to AMER, priced at the VWAP for the 30-day period ending August 7, 2017 (the date of the parties’ Amendment No. 2 to the Investment and Securities Purchase Agreement) of $0.41 per share for a private placement of $6.0 million by AMER.  $5.5 million of the equity sale proceeds were available for general corporate purposes, while $0.5 million was held in the expense reimbursement account established at the first tranche close to cover costs related to the Mt. Hope Project financing and other jointly sourced business development opportunities.

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

The Company and AMER have jointly evaluated other potential opportunities, ranging from outright acquisitions, privatizations, or significant minority interest investments with a focus on base metal and ferro-alloy prospects, where the Company would benefit from management fees, minority equity interests, or the acquisition of both core and non-core assets.  The Company and AMER have considered but not completed any such transactions to date and we have taken a temporary break in the evaluation of potential opportunities with AMER.  From commencement of the AMER Investment Agreement in 2015 to December 31, 2018, the Company and AMER have spent approximately $2.5 million from the expense reimbursement account described above in connection with such evaluations.

Bank Loan

AMER has agreed to work cooperatively with the Company upon the return of sustained improved molybdenum prices and the receipt of our water permits to procure and support a senior secured term loan (“Bank Loan”) of approximately $700 million from a major Chinese bank or banks for development of the Mt. Hope Project, and to provide a guarantee for the Bank Loan.

When documentation is complete and drawdown of the approximately $700 million Bank Loan becomes available, pursuant to the amended warrant agreement described below, the AMER Warrant will become exercisable at $0.50. After drawdown of the Bank Loan, AMER will also be entitled to nominate a third director to General Moly’s Board of Directors. All conditions under the warrant agreement were originally required to be completed no later than April 17, 2017 in order for the AMER Warrant to vest and become exercisable.  As the Bank Loan was not available on this date, on April 17, 2017, and again subsequently on June 16, 2017, July 16, 2017, and August 7, 2017, the Company and AMER entered into the First Amendment, Second Amendment, Third Amendment, and Fourth Amendment (the “Warrant Amendments”) to the AMER Warrant.  With the Fourth Amendment, the Company and AMER agreed to extend the deadline for satisfaction of all conditions to vesting of the AMER Warrant to the third anniversary of the re-issuance of the ROD for the Mt. Hope Project, anticipated in mid-2019.

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

NOTE 2 — LIQUIDITY

As the Company currently does not generate any revenues and the cash needs for the development of the Mt. Hope Project are significant, we and/or the LLC will be required to arrange for financing to be combined with funds anticipated to be received from POS-Minerals in order to retain its 20% membership interest.  If we are unsuccessful in obtaining financing, we will not be able to proceed with the development of the Mt. Hope Project.

As discussed in Note 1, on November 24, 2015, the Company announced the receipt of funds to successfully close Tranche 1 of the amended Investment Agreement, resulting in a $4 million cash inflow to the Company, and on October 16, 2017, announced the closure of Tranche 2 of the parties’ three-tranche financing agreement, resulting in an additional $6.0 million cash inflow to the Company.  $5.5 million of the equity sale proceeds were available for general corporate purposes, while $0.5 million was held in the expense reimbursement account to cover costs related to the Mt. Hope Project financing and other jointly sourced business development opportunities.

On April 12, 2017, the Company filed a prospectus supplement in both Canada and the United States which enabled the Company, at its discretion from time to time, to sell up to $20 million worth of common shares by way of an “at-the-market” offering (the “ATM”).  Since the effectiveness of the prospectus supplement by the SEC on April 26, 2017 to December 31, 2018, a total of 1,168,300 common shares have been sold under the ATM, for net proceeds to the Company of $0.5 million.  In conjunction with the public offering discussed below, the Company has agreed to suspend the ATM facility for a period of 2 years.

On October 17, 2018, the Company announced an underwritten public offering of 9,151,000 units at a price of $0.25 per share with each unit consisting of one share of common stock accompanied by one warrant exercisable for one share of common stock immediately upon closing at a price of $0.35 per share.  The offering provided net proceeds of approximately $2.0 million after underwriting commissions and expenses.  The Company intends to use the proceeds for general corporate purposes, including the ongoing preliminary drilling program for the exploration of zinc, copper and silver mineralization at the southeast area of the Mt. Hope Project.

We continue to work with our long-lead vendors at the Mt. Hope Project to manage the timing of contractual payments for milling equipment.  The following table sets forth the LLC’s remaining cash commitments under these equipment contracts (collectively “Purchase Contracts”) at December 31, 2018 (in millions):

As of
December 31,
Year	2018 *
2018	$—
2019	1.4
2020	0.6
Total	$2.0

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

Through December 31, 2018, the LLC has made deposits and/or final payments of $88.1 million on equipment orders.  Of these deposits, $71.7 million relate to fully fabricated items, primarily milling equipment, for which the LLC has additional contractual commitments of $2.0 million noted in the table above.  The remaining $16.4 million reflects both partially fabricated milling equipment, and non-refundable deposits on mining equipment.  As discussed in Note 12, the mining equipment agreements remain cancellable with no further liability to the LLC. The underlying value and recoverability of these deposits and our mining properties in our consolidated balance sheets are dependent on the LLC’s ability to fund development activities that would lead to profitable production and positive cash flow from operations, or proceeds from the sale of these assets. There can be no assurance that the LLC will be successful in generating future profitable operations, selling these assets or that the Company will secure additional funding in the future on terms acceptable to us or at all.  Our consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded assets or liabilities.

Our current working capital is negative and the senior notes issued in 2014 will become due in December 2019.  Based on our current operating forecast, which takes into consideration the facts and circumstances described above, and the fact that we currently do not generate any revenue, the Company does not expect to be able to fund its current operations and meet its financial obligations for a period of at least 12 months from the issuance of these financials.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

All Mt. Hope Project related funding is payable out of the $36.0 million reserve account, the balance of which was $6.2 million and $9.9 million at December 31, 2018 and 2017, respectively.  However, corporate general and administrative expenses and costs associated with the maintenance of the Liberty Project are not covered by the Reserve Account.  Additional potential funding sources include public or private equity offerings, including closing or a negotiated acceleration of tranche 3 with respect to the remaining $10.0 million investment from AMER described in Note 1, or sale of other assets owned by the Company, although a portion of any major assets sales may be owed to POS-Minerals and the Senior note holders.  There is no assurance that the Company will be successful in securing additional funding or reobtaining our water permits in order to access existing funding sources.  This could result in further cost reductions, contract cancellations, and potential delays which ultimately may jeopardize the development of the Mt. Hope Project.  If we are unable to meet our obligations, we would be forced to cease operations, in which event investors may lose their entire investment in our company.

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

Accounting Method

Our financial statements are prepared using the accrual basis of accounting in accordance with GAAP.  With the exception of the LLC, all of our subsidiaries are wholly owned.  In February 2008, we entered into the LLC Agreement, which established our ownership interest in the LLC at 80%.  The consolidated financial statements include all of our wholly owned subsidiaries and the LLC.  The POS-Minerals contributions attributable to their 20% interest are shown as Contingently Redeemable Noncontrolling Interest on the Consolidated Balance Sheets.  The net loss attributable to contingently redeemable noncontrolling interest is reflected separately on the Consolidated Statement of Operations and reduces the Contingently Redeemable Noncontrolling Interest on the Consolidated Balance Sheets. Net losses of the LLC are attributable to the members of the LLC based on their respective ownership percentages in the LLC. During 2018, the LLC had a $1.9 million loss primarily associated with accretion of its reclamation obligations and accelerated depreciation associated with software programs no longer in use, of which $372,000 was attributed to the Contingently Redeemable Noncontrolling Interest.

Contingently Redeemable Noncontrolling Interest (“CRNCI”)

Under GAAP, certain noncontrolling interests in consolidated entities meet the definition of mandatorily redeemable financial instruments if the ability to redeem the interest is outside of the control of the consolidating entity.  As described in Note 1 — “Description of Business”, the LLC Agreement permits POS-Minerals the option to put its interest in the LLC to Nevada Moly upon a change of control, as defined in the LLC Agreement, followed by a failure to use standard mining industry practice in connection with development and operation of the Mt. Hope Project as contemplated by the parties for a period of 12 consecutive months.  As such, the CRNCI has continued to be shown as a separate caption between liabilities and equity based on accounting standards which require equity instruments with redemption features that are not solely within the control of the issuer to be classified outside of permanent equity (referred to as mezzanine equity).  The carrying value of the CRNCI has historically included the Return of Contributions, now $33.6 million, that will be returned to POS-Minerals in 2020, unless further extended by the members of the LLC as discussed above.  The expected Return of Contributions to POS-Minerals was carried at redemption value as we believed redemption of this amount was probable.  Effective January 1, 2015, Nevada Moly and POS-Minerals agreed that the Return of Contributions will be due to POS-Minerals on December 31, 2020, unless further extended by the members of the LLC as discussed above.  As a result, we have reclassified the Return of Contributions payable to POS-Minerals from CRNCI to a non-current liability at redemption value, and subsequently reduced it by $2.4 million, consisting of 20% of an $8.4 million principal payment made on milling equipment in March 2015, a $2.2 million principal payment made on electrical transformers in April 2015, and a $1.2 million principal payment made on milling equipment in April 2016, such that the remaining amount due to POS-Minerals is $33.6 million.

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

Asset Impairments

We evaluate the carrying value of long-lived assets to be held and used, using a fair-value based approach when events and circumstances indicate that the related carrying amount of our assets may not be recoverable.  Significant declines in the overall economic environment, molybdenum and copper prices may be considered as impairment indicators for the purposes of these impairment assessments.  Additionally, failure to secure our mining permits, including our water rights, or revocation of our permits may be considered as impairment indicators for the purposes of these impairment assessments.  In accordance with U.S. GAAP, the carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flows from such asset is less than its carrying value.  In that event, an impairment charge will be recorded in our Consolidated Statement of Operations and Comprehensive Loss based on the difference between book value and the estimated fair value of the asset computed using discounted future cash flows, or the application of an expected fair value technique in the absence of an observable market price.  Future cash flows include estimates of recoverable quantities to be produced from estimated proven and probable mineral reserves, commodity prices (considering current and historical prices, price trends and related factors), production quantities and capital expenditures, all based on life-of-mine plans and projections.  In estimating future cash flows, assets are grouped at the lowest level for which identifiable cash flows exist that are largely independent of cash flows from other asset groups.  Generally, in estimating future cash flows, all assets are grouped at a particular mine for which there are identifiable cash flows.  While at December 31, 2018, we have not identified any impairment triggering events that would indicate any of our long-lived assets are impaired, there can be no assurance that there will not be asset impairments if commodity prices experience a sustained decline and/or if there are significant downward adjustments to estimates of recoverable quantities to be produced from proven and probable mineral reserves or production quantities, and/or upward adjustments to estimated operating costs and capital expenditures, all based on life-of-mine plans and projections.  The September 2017 denial of our water rights applications is not considered to be an impairment trigger as we have processes in place to see replacement of these applications and secure the water permits needed for the Mt. Hope Project.

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

	December 31, 2018	December 31, 2017
	(in thousands)
Cash and cash equivalents	$2,016	$6,676
Restricted cash held at EMLLC	6,167	9,911
Restricted cash held for loan procurement	—	962
Restricted cash and investments held for reclamation bonds	434	425
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$8,617	$17,974

As of December 31, 2018, the LLC had $0.3 million in cash deposits associated with reclamation bonds and an additional $0.4 million in a long-term funding mechanism, which are accounted for as restricted cash.  Another $0.1 million in cash collateral is associated with surety bonds at the Liberty Project.  Of these amounts, $0.3 million associated with reclamation bonds held at the LLC and the $0.1 million associated with the Liberty Project are considered investments and are not included in cash and cash equivalents for purposes of the Statement of Cash Flows.

Basic and Diluted Net Loss Per Share

Net loss per share was computed by dividing the net loss attributable to the Company by the weighted average number of shares outstanding during the period.  The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  Outstanding awards as of December 31, 2018 and 2017, respectively, were as follows:

	December 31, 2018	December 31, 2017
Warrants	98,686,000	89,535,000
Shares Issued upon conversion of Senior Notes	5,910,000	5,910,000
Unvested Stock Awards	2,401,268	1,735,553
Stock Appreciation Rights	938,667	995,983

These awards were not included in the computation of diluted loss per share for the twelve months ended December 31, 2018 and 2017, respectively, because to do so would have been anti-dilutive.  Therefore, basic loss per share is the same as diluted loss per share.

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

The Convertible Notes bear interest at a rate of 10.0% per annum, payable in cash quarterly in arrears on each March 31, June 30, September 30, and December 31. The Convertible Notes are convertible at any time in an amount equal to 80% of the greater of (i) the average VWAP for the 30 Business Day period ending on the Business Day prior to the date of the conversion, or (ii) the average VWAP for the 30 Business Day period ending on the original issuance date of the Convertible Notes.  Each Note will convert into a maximum of 100 shares per note, resulting in the issuance of up to 8,535,000 shares.  General Moly’s named executive officers and board of directors who participated in the offering are restricted from converting at a price less than $0.32, the most recent closing price at the time that the Convertible Notes were issued. The Convertible Notes are mandatorily redeemable at par plus the present value of remaining coupons upon (i) the availability of cash from a financing for the Mt. Hope Project or (ii) any other debt financing by the Company. In addition, 50% of any proceeds from the sale of assets cumulatively exceeding $250,000 will be used to prepay the Convertible Notes at par plus the present value of remaining coupons. The Company has the right to redeem the Convertible Notes at any time at par plus the present value of remaining coupons. The Private Placement was negotiated by independent members of General Moly’s board of directors, none of whom participated in the transaction.  As of December 31, 2018, an aggregate of $2.6 million of Convertible Notes had been converted into 2,625,000 shares of common stock and $1.3 million of non-convertible Senior Promissory Notes, resulting in a $0.2 million annual reduction in interest payments made by the Company in the servicing of the Convertible Notes, as further discussed in Note 6 below.

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

Recent Accounting Pronouncements

Statement of Cash Flows (Topic 230):  Restricted Cash

In November 2016, the FASB issued ASU 2016-18 Statement of Cash Flows (Topic 230):  Restricted Cash.  The update requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents.  Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows and is effective for annual periods beginning after December 15, 2017.  The Company implemented the standard in the first quarter of 2018 which resulted in a recast of the statement of cash flows for the year ended December 31, 2017 reducing investing cash flows by $3.1m and additional disclosure concerning restricted cash accounts included in Cash and Cash Equivalents and Restricted Cash above.

Leases (Topic 842)

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842).  The update provides a comprehensive update to the lease accounting topic in the Codification intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  The amendments in ASU 2016-02 include a revised definition of a lease as well as certain scope exceptions.  The amendments in ASU 2016-02 are effective for public entities for annual reporting periods beginning after December 15, 2018, and for interim periods within that reporting period.  Early application is permitted.  The Company is currently reviewing the standard to determine any impact on the financial statements.  We anticipate that this will result in recording a right of use asset and lease liability on the
Consolidated Balance Sheets.

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

In September 2018, the Company commenced a 10 hole drill program on the patented claims at the Mt. Hope Project.  The drilling program is focused on copper-silver-zinc mineralized skarns and designed to confirm and extend the target defined by historical drilling as well as test for extensions of zinc mineralization horizons which were historically mined.  The drill program is was completed in late 2018 and the Company is evaluating assay results to determine if said results warrant completion of a Preliminary Economic Assessment.

Liberty Project.  We are currently continuing to evaluate the Liberty Project.  In July 2014, the Company published an updated NI 43-101 compliant pre-feasibility study, which more closely examined the use of existing infrastructure and the copper potential of the property.  In February 2017, Liberty Moly, LLC (“Liberty Moly”) entered into a lease agreement with WK Mining Ltd. (“WK”) for the lease of water rights for the purpose of mining and milling.  The term of the lease is six years which WK can extend for an additional four years.  As compensation for the leased water rights, WK has issued $124,000 in common shares to Liberty Moly, consisting of $100,000 at signing of the agreement and shares equal to $12,000 in both its first and second annual installments, and is required to pay an annual fee on the anniversary date of the lease in either cash or WK common shares.

The Nevada Division of Environmental Protection (NDEP) has identified environmental concerns with some Liberty Project facilities acquired with the property.  NDEP’s concerns are related to aspects of previously approved closure plans required by Nevada regulation.  We have proposed options to NDEP to address these concerns.  In July 2018, we addressed one of those concerns by successfully completing a program, as approved by NDEP, to neutralize the acidic Liberty pit lake by adding hydrated lime to raise the pH.  We will continue to work with NDEP to evaluate ongoing options to address any future concerns, and additional costs may be required beyond 2018 to meet NDEP’s closure requirements.  However, a reasonable estimate cannot be determined at this time as it is not possible to reasonably predict the outcome of our negotiations with NDEP.

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

Summary.  The following is a summary of mining properties, land and water rights at December 31, 2018 and 2017 (in thousands):

	At	At
	December 31,	December 31,
	2018	2017
Mt. Hope Project:
Development costs	$176,292	$173,861
Mineral, land and water rights	11,324	11,324
Advance royalties	31,800	31,300
Total Mt. Hope Project	219,416	216,485
Total Liberty Project	9,678	9,684
Other Properties	81	81
Total	$229,175	$226,250

Development costs and Deposits on project property, plant and equipment

Development costs of $176.3 million as of December 31, 2018 include hydrology and drilling costs, expenditures to further the permitting process, capitalized salaries, project engineering costs, and other expenditures required to fully develop the Mt. Hope Project.  Deposits on project property, plant and equipment of $88.1 million as of December 31, 2018 represent ongoing progress payments on equipment orders for the custom-built grinding and milling equipment, related electric mill drives, and other processing equipment that require the longest lead times.

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

The following table shows asset retirement obligations for future mine closure and reclamation costs in connection with the Mt. Hope Project and within the boundaries of the Plan of Operations (“PoO”):

(in thousands)
At January 1, 2017	$1,454
Accretion Expense	106
Adjustments*	8
At December 31, 2017	$1,568
Accretion Expense	103
Adjustments*	(38)
At December 31, 2018	$1,633

* Includes additions, annual changes to the escalation rate, the market-risk premium rate, or reclamation time periods

The estimated future reclamation costs for the Mt. Hope Project have been discounted using a rate of 8%, which is the rate that existed at the time the liability was originally measured.  The total inflated and undiscounted estimated reclamation costs associated with current disturbance under the PoO at the Mt. Hope Project were $5.8 million at December 31, 2018, inclusive of $2.6 million for mitigation of sage grouse habitat that would be affected by development of the Mt. Hope Project. Increases in ARO liabilities resulting from the passage of time are recognized as accretion expense.

As of December 31, 2018, the LLC had provided the appropriate regulatory authorities with $2.8 million in reclamation financial guarantees through the posting of surety bonds for reclamation of the Mt. Hope Project as approved in the ROD.  As of December 31, 2018, we had $0.3 million in cash deposits associated with these bonds and an additional $0.4 million in a long-term funding mechanism, which are specific to the PoO disturbance and recorded in Restricted cash and investments held for reclamation bonds and are unrelated to the inflated and undiscounted liability referenced above.

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

	Mt. Hope Project
	outside PoO
	boundary	Liberty
	(in thousands)
At January 1, 2017	$15	$118
Adjustments *	—	3
At December 31, 2017	$15	$121
Adjustments *	—	—
At December 31, 2018	$15	$121

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

As of December 31, 2018, and 2017, respectively, the carrying value of the Convertible Notes, absent the embedded derivatives, was $5.8 million and $5.7 million inclusive of an unamortized debt discount of $0.1 million and $0.2 million, all of which is considered long term debt. The fair value of the Convertible Notes was $4.0 million and $4.3 million at December 31, 2018 and 2017, respectively.  As of December 31, 2018, and 2017, the carrying value of the Promissory Notes was $1.3 million and $1.3 million, respectively. The fair value of the Promissory Notes was $0.9 million and $1.0 million at December 31, 2018 and 2017, respectively.

The embedded derivatives recorded in Convertible Notes at fair value were $(14,150) and $57,000 at December 31, 2018 and 2017, respectively. The changes in the estimated fair value of the embedded derivatives during the year ended December 31, 2018 resulted in a gain of $0.1 million. Gain or loss on embedded derivatives is recognized as Interest Expense in the Statement of Operations.

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

The following tables set forth the inputs to the models that were used to value the embedded derivatives:

	December 31, 2018	December 31, 2017
Stock Price	$0.22	$0.33
Maturity Date	December 31, 2019	December 31, 2019
Risk-Free Interest Rate	2.63%	1.89%
Estimated Stock Volatility	40.00%	40.00%
Default Intensity	2.00%	2.00%
Recovery Rate	30.00%	30.00%

Type of Event	Expected Date	Probability of Event
Mandatory Redemption	October 17, 2019	10%
Conversion Option	March 31, 2019	0%
Note Reaches Maturity	December 31, 2019	90%

NOTE 7 —COMMON STOCK AND COMMON STOCK WARRANTS

During the year ended December 31, 2018, we issued 993,481 shares of common stock pursuant to stock awards under the 2006 Equity Incentive Plan.

On April 12, 2017, the Company filed a prospectus supplement in both Canada and the United States to its U.S. base shelf prospectus and U.S. registration statement on Form S-3 which enabled the Company, at its discretion from time to time, to sell up to $20 million worth of common shares by way of an at-the-market offering.  Since the effectiveness of the prospectus supplement by the SEC on April 26, 2017 to December 31, 2018, a total of 1,168,300 common shares have been sold under the ATM, for net proceeds to the Company of $0.5 million.  In conjunction with the public offering discussed below, the Company has agreed to suspend the ATM facility for a period of 2 years.

On October 17, 2018, the Company announced an underwritten public offering of 9,151,000 units at a price of $0.25 per share, with each unit consisting of one share of common stock accompanied by one warrant exercisable for one share of common stock immediately upon closing at a price of $0.35 per share.  The offering provided net proceeds of approximately $2.0 million after underwriting commissions and expenses.  Mr. Bruce Hansen, Chief Executive Officer of the Company and a related party, participated in the offering for a total of $0.5 million.  The Company intends to use the proceeds for general corporate purposes, including the ongoing preliminary drilling program for the exploration of zinc, copper and silver mineralization at the southeast area of the Mt. Hope Project.

During the year ended December 31, 2017, 556,590 shares of common stock were issued pursuant to stock awards under the 2006 Equity Incentive Plan and 14.6 million shares of common stock to AMER upon closing of tranche 2 of the amended AMER Investment Agreement in October 2017.

The following is a summary of common stock warrant activity for each of the two years ended December 31, 2018:

	Number of Shares
	Under
	Warrants	Exercise Price
Balance at December 31, 2017	89,535,000	$0.50 to 5.00
Issuance of new warrants	9,151,000	$0.35
Balance at December 31, 2018	98,686,000	$0.35 to 5.00
Weighted average exercise price	$0.57

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

Of the warrants outstanding at December 31, 2018, 8.5 million are exercisable at $1.00 per share at any time from June 26, 2015 through their expiration on December 26, 2019, 1.0 million are exercisable at $5.00 per share once General Moly has received financing necessary for the commencement of commercial production at the Mt. Hope Project and will expire one year thereafter, and the 80.0 million shares of the AMER Warrant will become exercisable upon availability of the Bank Loan, should such availability occur prior to the third anniversary of the issuance of the ROD for the Mt. Hope Project and will expire five years thereafter.

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

NOTE 8 — PREFERRED STOCK

Pursuant to our Certificate of Incorporation we are authorized to issue 10,000,000 shares of $0.001 per share par value preferred stock.  The authorized but unissued shares of preferred stock may be issued in designated series from time to time by one or more resolutions adopted by the Board.  The Board has the authority to determine the preferences, limitations and relative rights of each series of preferred stock.  At December 31, 2018, and 2017, no shares of preferred stock were issued or outstanding.

NOTE 9 — EQUITY INCENTIVES

In 2006, the Board and shareholders of the Company first approved the 2006 Equity Incentive Plan (“2006 Plan”), and in May 2010, our shareholders approved an amendment and restatement of the 2006 Plan to increase to the number of shares that may be issued under the plan by 4,500,000 shares to 9,600,000 shares and extend the expiration date of the 2006 Plan to May 2020, as well as making other technical changes related to tax law and accounting rule changes, and to make administrative clarifying changes.  More recently, in June 2016, our shareholders approved an additional amendment to the 2006 Plan increasing the number of shares that may be issued under the plan by 5,000,000 shares to 14,600,000 shares.  The 2006 Plan authorizes the Board, or a committee of the Board, to issue or transfer up to an aggregate of 14,600,000 shares of common stock, of which 3,460,386 remain available for issuance as of December 31, 2018.  Awards under the 2006 Plan may include incentive stock options, non-statutory stock options, restricted stock units, restricted stock awards, and stock appreciation rights (“SARs”).  At the option of the Board, SARs may be settled with cash, shares, or a combination of cash and shares.  The Company settles the exercise of other stock-based compensation with newly issued common shares.

Stock-based compensation cost is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes option pricing model and is recognized as compensation ratably on a straight-line basis over the requisite vesting/service period.  As of December 31, 2018, there was $0.4 million of total unrecognized compensation cost related to share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 2.2 years.

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

For the Year Ended December 31:	2018	2017
Expected Life *	3.5 to 6.0 years	3.5 to 6.0 years
Interest Rate+	0.36% to 1.37%	0.36% to 2.58%
Volatility **+	62.04% to 92.76%	62.04% to 94.60%
Dividend Yields	—	—
Weighted Average Fair Value of Stock Appreciation Rights Granted During the Year	$—	$—

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

At December 31, 2018, the outstanding and exercisable (fully vested) options and SARs had an aggregate intrinsic value of nil and had a weighted-average remaining contractual term of 1.6 years.  No options or SARs were exercised during the years ended December 31, 2018 and 2017.

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

The compensation expense recognized by the Company for Stock Awards is based on the closing market price of the Company’s common stock on the date of grant.  For the years ended December 31, 2018 and 2017 the weighted-average grant date fair value for Stock Awards was $0.39 and $0.30, respectively.  The total fair value of stock awards vested during 2018 and 2017 is $0.2 million and $0.2 million, respectively.

Summary of Equity Incentive Awards

The following table summarizes activity under the Plans during the year ended December 31, 2018:

	SARs		Stock Awards
	Weighted	Number	Weighted
	Average	of Shares	Average
	Strike	Under	Grant	Number of
	Price	Option	Price	Shares
Balance at January 1, 2018	$3.22	995,983	$1.44	1,735,553
Awards Granted	—	—	0.39	2,145,000
Awards Exercised or Earned	—	—	0.30	(1,435,000)
Awards Forfeited	1.15	(10,752)	1.46	(44,285)
Awards Expired	2.52	(46,564)	—	—
Balance at December 31, 2018	$3.19	938,667	$1.18	2,401,268

Exercisable at December 31, 2018	$2.14	56,523

A summary of the status of the non-vested awards as of December 31, 2018 and changes during the year ended December 31, 2018 is presented below.

	SARs		Stock Awards
	Weighted	Number	Weighted
	Average	of Shares	Average
	Fair	Under	Fair	Number of
	Value	Option	Value	Shares
Balance at January 1, 2018	$3.25	892,896	$1.44	1,735,553
Awards Granted	—	—	0.39	2,145,000
Awards Vested or Earned	—	—	0.30	(1,435,000)
Awards Forfeited	1.15	(10,752)	1.46	(44,285)
Balance at December 31, 2018	$3.26	882,144	$1.18	2,401,268

Compensation Cost Recognized and Capitalized Related to Equity Incentives

The following table summarizes the compensation cost recognized and capitalized related to equity incentives:

Summary of Compensation Cost Recognized and
Capitalized related to Equity Incentives for the
Year Ended December 31 (in thousands):	2018	2017
Stock Options*	$—	$—
SARs
Performance based	67	(133)
Vesting over time	—	—
Stock Awards:
Performance based*	760	313
Vesting over time	—	—
Board of Directors and Secretary	45	36
Total	$871	$216
Included in:
Capitalized as Development	134	51
Expensed	737	165
	$871	$216

NOTE 10 — CHANGES IN CONTINGENTLY REDEEMABLE NONCONTROLLING INTEREST (CRNCI)

	Activity for Year Ended
	December 31,	December 31,
Changes CRNCI (Dollars in thousands)	2018	2017
Total CRNCI December 31, 2017 and 2016, respectively	$172,633	$172,659
Net Loss Attributable to CRNCI	(372)	(26)
Total CRNCI December 31, 2018 and 2017, respectively	$172,261	$172,633

NOTE 11 — INCOME TAXES

At December 31, 2018 and 2017 we had deferred tax assets principally arising from the net operating loss carry forwards for income tax purposes multiplied by an expected rate of 21% and 35%, respectively. As management of the Company cannot determine that it is not more likely than not that we will realize the benefit of the deferred tax assets, a valuation allowance equal to the net deferred tax asset has been established at December 31, 2018 and 2017. The significant components of the deferred tax asset at December 31, 2018 and 2017 were as follows (in thousands):

	December 31,	December 31,
	2018	2017
Operating loss carry forward	$275,722	$264,801
Unamortized exploration expense	4,489	4,680
Deductible stock based compensation	4,557	4,251
Other	93	128
Deductible temporary difference	$284,861	$273,860
Taxable temporary difference — Investment in EMLLC	$(133,547)	$(131,872)
Senior convertible notes debt discount	$(2,424)	(3,732)
Net deductible temporary difference	$148,890	$138,256
Deferred tax asset	$31,367	$29,034
Deferred tax asset valuation allowance	$(31,367)	$(29,034)
Net deferred tax asset	$—	$—

At December 31, 2018 and December 31, 2017, we had net operating loss carry-forwards of approximately $275.7 million and $264.8 million, respectively, which expire in the years 2021 through 2037.  The change in the allowance account from December 31, 2017 to December 31, 2018 was a decrease of $2.2million.

As of December 31, 2018 and December 31, 2017 the Company had no unrecognized tax benefits.  There was no change in the amount of unrecognized tax benefits as a result of tax positions taken during the year or in prior periods or due to settlements with taxing authorities or lapses of applicable statues of limitations.

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

The Mt. Hope Lease requires a royalty advance (“Construction Royalty Advance”) of 3% of certain construction capital costs, as defined in the Mt. Hope Lease. The LLC is obligated to pay a portion of the Construction Royalty Advance each time capital is raised for the Mt. Hope Project based on 3% of the expected capital to be used for those certain construction capital costs defined in the Mt. Hope Lease.  Through December 31, 2018, we have paid $25.6 million of the total royalty advance.  Based on our Mt. Hope Project capital budget we estimate that a final reconciliation payment on the Capital Construction Cost Estimate (the “Estimate”) will be due following the commencement of commercial production, after as-built costs are definitively determined.  The Company estimates, based on the revised capital estimate discussed above and the current timeline for the commencement of commercial production, that an additional $4.2 million will be due approximately 24 months after the commencement of construction.  This amount was accrued as of December 31, 2018.  The capital estimates may be subject to escalation in the event the Company experiences continued delays in achieving full financing for the Mt. Hope Project.

The LLC is also obligated to make a minimum annual advance royalty payment (“Annual Advance Royalty”) of $0.5 million each October 19 for any year wherein commercial production has not been achieved or the MHMI Production Royalty (as hereinafter defined) is less than $0.5 million.  As commercial production is not anticipated to commence before early 2022, the Company has accrued $2.0 million in Annual Advance Royalty payments which will be due in four $0.5 million installments in October 2019, 2020, 2021 and 2022, respectively.  An additional installment of $0.5 million was paid in October 2018.  The Estimate and the Annual Advance Royalty are collectively referred to as the “Advance Royalties.”  All Advance Royalties are credited against the MHMI Production Royalties once the mine has achieved commercial production.  After the mine begins production, the LLC estimates that the MHMI Production Royalties will be in excess of the Annual Advance Royalties for the life of the Mt. Hope Project 50%.  Until the advance royalties are fully credited, the LLC will pay one half of the calculated Production Royalty annually.  Assuming a $12 molybdenum price, the Annual Advance Royalties are consumed within the first five years of commercial production.

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

Equipment and Supply Procurement

Through December 31, 2018, the LLC has made deposits and/or final payments of $88.1 million on equipment orders, has spent approximately $207.0 million for the development of the Mt. Hope Project, for a total Mt. Hope Project inception-to-date spend of $295.1 million.

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

Also in 2012, the LLC issued a firm purchase order for four mine production drills with a non-refundable down-payment of $0.4 million, and pricing was subject to escalation if the drills were not delivered by the end of 2013.  Since that time, the LLC has accepted a change order which delayed delivery into December 2019.  The contract remains cancellable with no further liability to the LLC.

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

Obligations under capital and operating leases

We have contractual operating leases that will require a total of $0.1 million in payments over the next three years.  Operating leases consist primarily of rents on office facilities and office equipment.  Our expected payments are $0.1 million, nil, and nil for the years ended December 31, 2019, 2020, and 2021, respectively.

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

The Trust may be funded by the LLC over several years based on the achievement of certain milestones, which are considered probable, and as such $5.6 million has been accrued in the Company’s December 31, 2018, financial statements and is included in mining properties, land, and water rights.

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

Thereafter, on September 22, 2014, the Plaintiffs filed their notice of appeal to the U.S. Court of Appeals for the Ninth Circuit (“Ninth Circuit”) of the District Court’s dismissal.  Oral argument of the parties before the Ninth Circuit was completed on October 18, 2016.  On December 28, 2016, the Ninth Circuit issued its Opinion rejecting many of the arguments raised by the Plaintiffs challenging the Environmental Impact Statement ("EIS") completed for the Mt. Hope Project, but issuing a narrow reversal of the BLM's findings related to air quality analysis and information related to potential public water resources.  Because of this technical deficiency, the Court vacated the ROD, and the BLM is conducting additional evaluation of air quality impacts and resulting cumulative impact analysis under NEPA and a Supplemental Environmental Impact Statement (“SEIS”) will be prepared.  The SEIS will disclose additional information to the public related to the selection of appropriate background concentrations to use for dispersion modeling of air pollutants and information related to potential public water resources.  Because the SEIS must be prepared in accordance with NEPA guidelines, the SEIS will include three publications in the Federal Register, each of which may take several weeks to process.  The first of these publications is the Notice of Intent (“NOI”) which declares the BLM’s intent to prepare the SEIS.  The NOI was published in the Federal Register on July 19, 2017.  On March 6, 2019, the BLM published the Notice of Availability (“NOA”) in the Federal Register, commencing a 45-day public comment period.  Upon completion of the public comment period, we will continue to work with the BLM to receive a new ROD, anticipated later in 2019, authorizing the eventual construction and operation of the Mt. Hope Project.

Environmental regulations related to reclamation require that the cost for a third-party contractor to perform reclamation activities on the minesite be estimated.  In October 2015, we submitted a request to the BLM to reduce our reclamation liability to current surface disturbance.  Simultaneously, we submitted an application to NDEP-BMRR to modify the Reclamation Permit to reflect this reduced reclamation liability. On October 26, 2015, NDEP-BMRR approved the proposed permit modification, including the reduced reclamation liability amount.   On December 21, 2015, BLM approved the updated reclamation liability estimate, reducing the reclamation liability to approximately $2.8 million.  We worked with the LLC’s reclamation surety underwriters to satisfy the reduced $2.8 million financial guarantee requirements under the approved amended PoO for the Mt. Hope Project.  As of December 31, 2018, the surety bond program remains funded with a cash collateral payment of $0.3 million.

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

After the Company received this final decision from the Nevada Supreme Court, it proceeded with new applications to change existing agricultural irrigation and mining/milling water rights owned by the Company to use at the Mt. Hope Project.  These new change applications were filed with the State Engineer in 2015 and 2016 while the above described appeals were pending before the Nevada Supreme Court.  Originally, these applications and other new appropriation applications were to be addressed at a pre-hearing conference scheduled on August 25, 2016 before the State Engineer.  These applications were the subject of Writ of Prohibition or Mandamus (“Writ”) filed by Eureka County on August 23, 2016 to the Nevada Supreme Court seeking the Supreme Court’s intervention to stop further action by the State Engineer while the appeal discussed above was pending. On December 22, 2017, the Nevada Supreme Court denied Eureka County’s Writ Petition.  As a result, the State Engineer allowed a pre-hearing conference held on January 24, 2018.  At the pre-hearing conference the State Engineer and his hearing officer scheduled review of the new change applications for a hearing that occurred on September 11, 2018 in Carson City, Nevada.

On January 2, 2018, Eureka County, and later joined by the other two protestants representing a rancher in Kobeh Valley and a ranching group in Diamond Valley, filed a motion to dismiss with the State Engineer asserting that our applications were precluded from review and approval asserting that they were repetitive of applications denied previously by the Nevada Supreme Court.  On March 26, 2018, the State Engineer issued a non-final order denying the motion to dismiss finding that the applications to be reviewed at the upcoming hearing were not identical issues and that further consideration of the motion could be taken at the hearing.  On May 14, 2018, Eureka County, joined by the other protestants filed a Writ to the Nevada Supreme Court and later a Motion to Stay the September hearing date, asserting that the denial of the Motion to Dismiss was erroneous and that the Nevada Supreme Court should order that the applications be denied and/or the hearing should be delayed until the Nevada Supreme Court can consider the Writ and underlying motion to dismiss.  We filed our objection on June 27, 2018.  On August 30, 2018, the Nevada Supreme Court denied the Writ, permitting the hearing before the Nevada State Engineer to proceed.

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

Key Terms of Settlement

Under the terms of the Settlement with Eureka County and the DNR, the Company agreed to convey all related water rights for Mt. Hope Project at the future cessation of all mining activity to assist Eureka County and the DNR’s efforts to mitigate the pre-existing effects of agricultural groundwater pumping in Diamond Valley. Furthermore, upon construction of certain power infrastructure and grants of right of way by the Company at the Mt. Hope Project, the Company will work cooperatively with Eureka County to allow use of and access to such infrastructure to lessen the pre-existing effects of Diamond Valley groundwater pumping. Eureka County and the Company also agreed to work cooperatively to seek opportunities to improve and implement groundwater monitoring efforts.

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

NOTE 13 — UNAUDITED SUPPLEMENTARY DATA

The following is a summary of selected unaudited quarterly financial information (in thousands except per share amounts):

Year Ended December 31, 2018	Q1	Q2	Q3	Q4
Loss from operations	$(2,631)	$(2,880)	$(2,927)	$(1,904)
Interest expense	(162)	(225)	(186)	(201)
Consolidated net loss	(2,793)	(3,105)	(3,113)	(2,105)
Net loss attributable to GMI	(2,609)	(2,931)	(3,033)	(2,171)
Basic net income/(loss) per share	(0.02)	(0.02)	(0.02)	(0.02)

Year Ended December 31, 2017
Loss from operations	$(1,645)	$(1,723)	$(1,962)	$(1,799)
Interest expense	(288)	(225)	(205)	(224)
Consolidated net loss	(1,933)	(1,948)	(2,167)	(2,023)
Net loss attributable to GMI	(1,923)	(1,943)	(2,161)	(2,018)
Basic net income/( loss) per share	(0.02)	(0.02)	(0.02)	(0.01)

NOTE 14 — SUBSEQUENT EVENTS

On March 13, 2019, the Company announced that its Board of Directors has retained XMS Capital Partners, Headwall Partners, and Odinbrook Global Advisors (collectively, the “Advisors”), as financial advisors to assist the Board and management with evaluating and recommending strategic alternatives.

The range of strategic alternatives being evaluated include sourcing of potential incremental capital financing, sale of interest(s) in the assets of the Company or the Company, and restructuring of the senior notes issued in a December 2014 private placement, which matures in December 2019.

Additionally, in advance of receiving the water permits, members of management of the Company have agreed in principle with the Audit Committee of the Board to provide interim incremental liquidity to the Company through a private placement purchase of up to $900,000 of Convertible Preferred Shares of General Moly with a 5% annual dividend, which is anticipated to close by the end of March 2019. The transaction is subject to a definitive purchase agreement and approval by the disinterested members of the Board.

The Convertible Preferred Shares are priced at $100.00/preferred share, convertible at any time at the holder’s discretion into common shares whereby one preferred share converts at a price of $0.27/common share to 370.37 common shares. The conversion price was set as the closing price of the common stock on March 12, 2019, which was the day before announcement of the private placement. Upon maturity or full repayment of the $7.1 million convertible debt currently outstanding, there will be mandatory redemption of the preferred shares into equivalent cash for the principal invested, plus any accrued and unpaid dividends. The Company believes this transaction will provide the liquidity necessary for the Company to operate through the anticipated receipt of the water permits.  However, this does not alleviate the substantial doubt about our ability to continue to operate as a going concern.

The Company and the Advisors are discussing with AMER the potential for AMER to accelerate a portion of the existing Tranche 3 share purchase obligation through participation with members of management, or separately, through a restructured Tranche 3.

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

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) published an updated Internal Control — Integrated Framework (2013) and related illustrative documents.  The Company adopted the new framework in 2014.

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

Management conducted its evaluation of the effectiveness of the Company’s internal controls over financial reporting based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework in 2013.  Based on this evaluation, management concluded that, at December 31, 2018, the Company’s internal control over financial reporting was effective.

ITEM 9B.OTHER INFORMATION

None.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding directors and executive officers of registrant is presented under the heading “Directors and Executive Officers” in our definitive proxy statement for use in connection with the 2019 Annual Meeting of Stockholders (“2019 Proxy Statement”) to be filed within 120 days after our fiscal year ended December 31, 2018, and is incorporated herein by this reference thereto.

Information regarding Section 16(a) beneficial ownership reporting compliance report is presented under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2018 Proxy Statement, and is incorporated herein by this reference thereto.  Information regarding our code of ethics is presented under the heading “Code of Business Conduct and Ethics” in our 2019 Proxy Statement, and is incorporated herein by reference thereto.  Information regarding our Audit Committee, Compensation Committee, Finance Committee, Technical Committee and our Nominating Committee is presented under the heading “The Board of Directors, Board Committees and Director Independence” in our 2019 Proxy Statement, and is incorporated herein by reference thereto.

ITEM 11.EXECUTIVE COMPENSATION

Information regarding executive compensation is presented under the heading “Executive Compensation” in our 2019 Proxy Statement, and is incorporated herein by this reference thereto.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding certain information with respect to our equity compensation plans as of December 31, 2018 is set forth under the heading “Equity Compensation Plan Information” in our 2019 Proxy Statement, and is incorporated herein by this reference thereto.

Information regarding security ownership of certain beneficial owners and management is set forth under the heading “Voting Securities and Principal Holders” in our 2019 Proxy Statement, and is incorporated herein by this reference thereto.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions is presented under the heading “Certain Relationships and Related Transactions” in our 2019 Proxy Statement, and is incorporated herein by this reference thereto.  Information regarding director independence is presented under the heading “The Board of Directors, Board Committees and Director Independence” in our 2019 Proxy Statement, and is incorporated herein by reference thereto.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding principal accounting fees and services is presented under the headings “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” and “All Other Fees” in our 2019 Proxy Statement, and is incorporated herein by this reference thereto.

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

4.4†	Form of Common Stock Purchase Warrant (Filed as Exhibit 4.1 to our Current Report on Form 8-K filed on October 19, 2018.)

10.1†	Lease Agreement, dated October 17, 2005, between the Company and Mount Hope Mines, Inc. (Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on January 23, 2006.)

10.2†	Modification to Mount Hope Mines Lease Agreement, dated January 26, 2006 (Filed as Exhibit 10.11 to our Annual Report on Form 10-KSB filed on March 31, 2006.)

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

10.5†	Option to Lease, dated November 12, 2004, between the Company and Mount Hope Mines, Inc. (Filed as Exhibit 10.1 to our Annual Report on Form 10-KSB filed on April 6, 2005.)

Exhibit Number	Description

10.6†	Stock Purchase Agreement, dated December 11, 2006, between the Company and Equatorial Mining Limited (Filed as Exhibit 10.17 to our Annual Report on Form 10-KSB filed on April 3, 2007.)

10.7†	Securities Purchase Agreement, dated as of November 9, 2007, between the Company and ArcelorMittal S.A. (Filed as Exhibit 10.6 to our Annual Report on Form 10-KSB filed on March 21, 2008.)

10.8†	Consent and Waiver Agreement, dated April 16, 2010, by and between the Company and ArcelorMittal S.A. (Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on April 19, 2010.)

10.9†+	Amended and Restated Employment Agreement, dated January 1, 2012, between the Company and Bruce D. Hansen (Filed as Exhibit 10.8 to our Annual Report on Form 10-K filed on March 1, 2012.)

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

10.13†+

Fourth Amendment to Amended and Restated Employment Agreement dated effective December 1, 2018, by and between General Moly, Inc. and Bruce D. Hansen. (Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on December 4, 2018.)

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

10.16†+	Stay Incentive Agreement dated as of January 16, 2016, by and between General Moly, Inc. and Bruce D. Hansen (Filed as Exhibit 10.9 to our Current Report on Form 8-K filed on January 21, 2016.)

10.17†+	Stay Incentive Agreement dated as of January 16, 2017, by and between General Moly, Inc. and Bruce D. Hansen (Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 1, 2017.)
10.18†+	Stay Incentive Agreement dated as of January 16, 2018, by and between General Moly, Inc. and Bruce D. Hansen (Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 8, 2018.)

10.19†+	Form of Indemnification Agreement (Filed as Exhibit 10.18 to our Current Report on Form 8-K filed on October 5, 2007.)

10.20†+	General Moly, Inc. 2006 Equity Incentive Plan, as Amended and Restated (Filed as Exhibit 10.1 to our Registration Statement on Form S-8 filed on May 21, 2010.)

Exhibit Number	Description

10.21†+	Form of Stock Option Grant Notice and Agreement under 2006 Equity Incentive Plan of the Company (Filed as Exhibit 10.13 to our Annual Report on Form 10-KSB filed on April 3, 2007.)

10.22†+	Form of Restricted Stock Agreement under 2006 Equity Incentive Plan of the Company (Filed as Exhibit 10.14 to our Annual Report on Form 10-KSB filed on April 3, 2007.)

10.23†+	Form of Non-Employee Option Award Agreement (Filed as Exhibit 99.1 to our Registration Statement on Form S-8 filed on January 12, 2007.)

10.24†+	Form of Employee Stock Option Agreement (Filed as Exhibit 99.2 to our Registration Statement on Form S-8 filed on January 12, 2007.)

10.25†+	Form of Stock Appreciation Right Grant Notice and Agreement under the Company’s 2006 Equity Incentive Plan (Filed as Exhibit 10.3 to our Current Report on Form 8-K filed on March 5, 2009.)

10.26†+	Form of Restricted Stock Unit Agreement under 2006 Equity Incentive Plan of the Company (Filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q Filed on October 29, 2010.)

10.27†+	Amendment to General Moly, Inc. 2006 Equity Incentive Plan, as Amended (Filed as Annex A to our Definitive Proxy Statement on Schedule 14A filed on April 18, 2016.)

10.28†*	Molybdenum Supply Agreement between General Moly and ArcelorMittal Purchasing SAS, dated as of December 28, 2007 (Filed as Exhibit 10.19 to our Annual Report on Form 10-KSB filed on March 31, 2008.)

10.29†*

Extension Molybdenum Supply Agreement, dated as of April 16, 2010, by and between the Company and ArcelorMittal S.A. (Filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on July 30, 2010.)

10.30†

Contribution Agreement between Nevada Moly, LLC, a wholly-owned subsidiary of the Company, Eureka Moly, LLC, and POS-Minerals Corporation (Filed as Exhibit 10.20 to our Quarterly Report on Form 10-Q filed on May 7, 2008.)

10.31†	Amended and Restated Limited Liability Company Agreement of Eureka Moly, LLC (Filed as Exhibit 10.20 to our Quarterly Report on Form 10-Q filed on May 7, 2008.)

10.32†

Amendment No. 1 to Limited Liability Company Agreement of Eureka Moly, LLC, dated as of October 28, 2008, between Nevada Moly, LLC and POS-Minerals Corporation (Filed as Exhibit 10.27 to our Annual Report on Form 10-K filed on February 27, 2009.)

10.33†

Amendment No. 2 to Limited Liability Company Agreement of Eureka Moly, LLC, dated as of January 20, 2010, between Nevada Moly, LLC and POS-Minerals Corporation (Filed as Exhibit 10.3 to our Current Report on Form 8-K filed on January 25, 2010.)

10.34†

Amendment No. 4 to Limited Liability Company Agreement of Eureka Moly, LLC dated as of January 1, 2015, by and between Nevada Moly, LLC and POS-Minerals Corporation (Filed as Exhibit 10.4 to our Current Report on Form 8-K filed on January 22, 2015).

10.35†	Third Installment Election, dated as of March 3, 2010, between Nevada Moly, LLC and POS-Minerals Corporation (filed as Exhibit 10.4 to our Current Report on Form 8-K filed on March 5, 2010.)

10.36†

Guarantee and Indemnity Agreement, dated February 26, 2008, by POSCO Canada Ltd., in favor of Nevada Moly, LLC and the Company (Filed as Exhibit 10.20 to our Quarterly Report on Form 10-Q filed on May 7, 2008.)

Exhibit Number	Description

10.37†*	Molybdenum Supply Agreement between the Company and SeAH Besteel Corporation, dated as of May 14, 2008 (Filed as Exhibit 10.25 to our Quarterly Report on Form 10-Q filed on August 4, 2008.)

10.38†*

First Amendment to Molybdenum Supply Agreement dated July 22, 2015, by and between the Company and SeAH Besteel Corporation (Filed as Exhibit 10.2 to our Current Report on Form 8-K filed on July 24, 2015.)

10.39†*	Molybdenum Supply Agreement between the Company and Sojitz Corporation, dated as of August 8, 2008 (Filed as Exhibit 10.26 to our Quarterly Report on Form 10-Q filed on November 3, 2008.)

10.40†+	Employment Agreement, dated as of December 27, 2012, between the Company and Robert I. Pennington (Filed as Exhibit 10.28 to our Annual Report on Form 10-K filed on March 8, 2013.)

10.41†+

First Amendment to Amended and Restated Employment Agreement, dated as of September 6, 2013, between the Company and Robert I. Pennington (Filed as Exhibit 10.05 to our Quarterly Report on Form 10-Q filed on November 4, 2013.)

10.42†+

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

10.44†+

Fourth Amendment to Amended and Restated Employment Agreement dated effective December 1, 2018, by and between General Moly, Inc. and Robert I. Pennington. (Filed as Exhibit 10.2 to our Current Report on Form 8-K filed on December 4, 2018.)

10.45†+	Stay Incentive Agreement, dated effective January 16, 2015, between General Moly, Inc. and Robert I. Pennington (Filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on May 4, 2015.)

10.46†+	Stay Incentive Agreement dated as of January 16, 2016, by and between General Moly, Inc. and Robert I. Pennington (Filed as Exhibit 10.10 to our Current Report on Form 8-K filed on January 21, 2016.)

10.47†+	Stay Incentive Agreement dated as of January 16, 2017, by and between General Moly, Inc. and Robert I. Pennington (Filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on May 1, 2017.)

10.48†+	Stay Incentive Agreement dated as of January 16, 2018, by and between General Moly, Inc. and Robert I. Pennington (Filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on May 8, 2018.)

10.49†	Common Stock Purchase Warrant dated April 16, 2010, issued to CCM Qualified Master Fund, Ltd. (Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on April 19, 2010.)

10.50†	Common Stock Purchase Warrant dated April 16, 2010, issued to Coghill Capital Management, LLC. (Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on April 19, 2010.)
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

Exhibit Number	Description

10.53†	Cooperation Agreement dated August 10, 2010, between Eureka Moly, LLC and the Eureka Producers Cooperative (Filed as Exhibit 10.1 to our Current Report on Form 8-K/A filed on August 26, 2010.)

10.54†	Employment Agreement dated as of January 16, 2016, by and between General Moly, Inc. and R. Scott Roswell (Filed as Exhibit 10.7 to our Current Report on Form 8-K filed on January 21, 2016.)

10.55†+

First Amendment to Employment Agreement dated effective January 16, 2016, by and between General Moly, Inc. and R. Scott Roswell (Filed as Exhibit 10.8 to our Current Report on Form 8-K filed on January 21, 2016.)

10.56†+

Second Amendment to Amended and Restated Employment Agreement dated effective December 1, 2018, by and between General Moly, Inc. and R. Scott Roswell. (Filed as Exhibit 10.3 to our Current Report on Form 8-K filed on December 4, 2018.)

10.57†+	Stay Incentive Agreement, dated effective January 16, 2015, between General Moly, Inc. and R. Scott Roswell (Filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on May 4, 2015.)

10.58†+	Stay Incentive Agreement dated as of January 16, 2016, by and between General Moly, Inc. and R. Scott Roswell (Filed as Exhibit 10.12 to our Current Report on Form 8-K filed on January 21, 2016.)

10.59†+	Stay Incentive Agreement dated as of January 16, 2017, by and between General Moly, Inc. and R. Scott Roswell (Filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on May 1, 2017.)

10.60†+	Stay Incentive Agreement dated as of January 16, 2018, by and between General Moly, Inc. and R. Scott Roswell (Filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on May 8, 2018.)

10.61†+	Form of Restricted Stock Unit Agreement for the Company’s 2006 Equity Incentive Plan (performance-based vesting) (Filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on May 2, 2011.)

10.62†+	Form of Restricted Stock Unit Agreement for the Company’s 2006 Equity Incentive Plan (time-based vesting) (Filed as Exhibit 10.7 to our Quarterly Report on Form 10-Q filed on May 2, 2011.)

10.63†+

Form of Amendment to Restricted Stock Unit Agreement Issued Under the General Moly, Inc. 2006 Equity Incentive Plan, dated effective December 1, 2018 (Filed as Exhibit 10.4 to our Current Report on Form 8-K filed on December 4, 2018.)

10.64†+	Form of Stock Appreciation Rights Grant Notice for the Company’s 2006 Equity Incentive Plan (Filed as Exhibit 10.8 to our Quarterly Report on Form 10-Q filed on May 2, 2011.)
10.65†

Unit Subscription Agreement dated as of December 22, 2014, by and among General Moly, Inc. and the several investors signatory thereto (Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on December 30, 2014.)

10.66†

Investment and Securities Purchase Agreement dated April 17, 2015, between General Moly Inc., and AMER International Group Co., Ltd. (Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on April 21, 2015.)

10.67†

Amendment No. 1 to Investment and Securities Purchase Agreement dated April 17, 2015, between General Moly, Inc. and Amer International Group Co., Ltd. (Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on December 1, 2015.)

10.68†

Amendment No. 2 to Investment and Securities Purchase Agreement dated August 7, 2017, between General Moly, Inc. and Amer International Group Co., Ltd. (Filed as Exhibit 10.3 to our Current Report on Form 8-K filed on August 10, 2017.)

Exhibit Number	Description

10.69†

Amendment No. 3 to Investment and Securities Purchase Agreement dated September 30, 2017, between General Moly, Inc. and Amer International Group Co., Ltd. (Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on October 2, 2017.)

10.70†

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

10.72†

Second Amendment to Warrant by and between General Moly, Inc. and Amer International Group Co. Ltd. dated June 16, 2017 (Filed as Exhibit 10.3 to our Current Report on Form 8-K filed on June 20, 2017.)

10.73†	Third Amendment to Warrant by and between General Moly, Inc. and Amer International Group Co. Ltd. dated July 16, 2017 (Filed as Exhibit 10.4 to our Current Report on Form 8-K filed on July 18, 2017.)

10.74†

Fourth Amendment to Warrant by and between General Moly, Inc. and Amer International Group Co. Ltd. dated August 7, 2017 (Filed as Exhibit 10.8 to our Current Report on Form 8-K filed on August 10, 2017.)

10.75†

Stockholder Agreement by and between General Moly, Inc. and Amer International Group Co. Ltd. dated November 24, 2015 (Filed as Exhibit 10.3 to our Current Report on Form 8-K filed on December 1, 2015.)

10.76†

Expense Reimbursement Agreement by and between General Moly, Inc. and Amer International Group Co. Ltd. dated November 24, 2015 (Filed as Exhibit 10.4 to our Current Report on Form 8-K filed on December 1, 2015.)

10.77†

At the Market Offering Agreement, dated April 12, 2017, by and between the Company and Rodman & Renshaw, a unit of H.C. Wainwright & Co., LLC (Filed as Exhibit 1.2 to our Registration Statement on Form S-3 filed on April 12, 2017.)

10.78†+	Employment Agreement, dated as of May 12, 2017, between the Company and Amanda J. Corrion (Filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on August 14, 2017.)

10.79†+	Stay Incentive Agreement dated as of January 16, 2018, by and between General Moly, Inc. and Amanda Corrion (Filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on May 8, 2018.)
21.1	Subsidiaries of General Moly, Inc. (Filed herewith)

23.1	Consent of PricewaterhouseCoopers LLP (Filed herewith)

23.2	Consent of John M. Marek, P.E. (Filed herewith)
31.1	Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a) (Filed herewith)

32.1	Certification of CEO pursuant to Section 1350 (Furnished herewith)

Exhibit Number	Description

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

ITEM 16.  FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Lakewood, Colorado on March 21, 2019.

GENERAL MOLY, INC.

By:	/s/ Bruce D. Hansen
Name:	Bruce D. Hansen
Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Exchange Act, this report has been signed below on March 21, 2019 by the following persons, on behalf of the Registrant, and in the capacities indicated.

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