Form 10-Q
period 2019-03-31
General Moly, Inc
filed 2019-05-14
CIK 1275229

un

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES   NO ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	GMO	NYSE American and Toronto Stock Exchange

The number of shares outstanding of issuer’s common stock as of May 3, 2019, was 137,526,132.

PART I - FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

GENERAL MOLY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	March 31,	December 31,
	2019	2018
	(unaudited)
ASSETS:
CURRENT ASSETS
Cash and cash equivalents	$1,098	$2,016
Deposits, prepaid expenses and other current assets	253	62
Total Current Assets	1,351	2,078
Mining properties, land and water rights	229,748	229,175
Deposits on project property, plant and equipment	87,972	88,124
Restricted cash held at EMLLC	6,167	6,167
Restricted cash and investments held for reclamation bonds	417	834
Non-mining property and equipment, net	37	40
Other assets	3,104	3,076
TOTAL ASSETS	$328,796	$329,494
LIABILITIES, CRNCI, AND EQUITY:
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$877	$574
Promissory Notes	1,340	1,340
Senior Convertible Promissory Notes	5,681	5,807
Accrued advance royalties	500	500
Total Current Liabilities	8,398	8,221
Provision for post closure reclamation and remediation costs	1,796	1,769
Accrued advance royalties	5,700	5,700
Accrued payments to Agricultural Sustainability Trust	5,500	5,500
Return of Contributions Payable to POS-Minerals	33,641	33,641
Other accrued liabilities	2,356	2,125
Total Liabilities	57,391	56,956

COMMITMENTS AND CONTINGENCIES - NOTE 12

CONTINGENTLY REDEEMABLE NONCONTROLLING INTEREST ("CRNCI")	172,225	172,261
CONVERTIBLE PREFERRED SHARES	300	—
	172,525	172,261
EQUITY
Common stock, $0.001 par value; 650,000,000 and 650,000,000 shares authorized, respectively, 137,526,132 and 137,114,804 shares issued and outstanding, respectively	137	137
Additional paid-in capital	291,290	291,266
Accumulated deficit during exploration and development stage	(192,547)	(191,126)
Total Equity	98,880	100,277
TOTAL LIABILITIES, CRNCI, AND EQUITY	$328,796	$329,494

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOLY, INC. (“GMI”)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited — In thousands, except per share amounts)

	Three Months Ended
	March 31,	March 31,
	2019	2018
REVENUES	$—	$—

OPERATING EXPENSES:
Exploration and evaluation	103	159
General and administrative expense	1,299	2,472
TOTAL OPERATING EXPENSES	1,402	2,631

(LOSS) FROM OPERATIONS	(1,402)	(2,631)

OTHER INCOME/(EXPENSE):
Interest expense	(55)	(162)
TOTAL OTHER (EXPENSE)/INCOME, NET	(55)	(162)

(LOSS) BEFORE INCOME TAXES	(1,457)	(2,793)

Income Taxes	—	—

CONSOLIDATED NET (LOSS)	$(1,457)	$(2,793)
Less: Net loss attributable to CRNCI	36	184
NET LOSS ATTRIBUTABLE TO GMI	$(1,421)	$(2,609)
Basic and diluted net loss attributable to GMI per share of common stock	$(0.01)	$(0.02)
Weighted average number of shares outstanding — basic and diluted	137,471	126,757

COMPREHENSIVE (LOSS)	$(1,421)	$(2,609)

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOLY, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited — In thousands, except number of shares and per share amounts)

	Common		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total
Balances, December 31, 2017	125,802,023	$126	$288,041	$(180,382)	$107,785
Issuance of Units of Common Stock:
Issued pursuant to stock awards	195,000	—	—	—	497
Stock-based compensation	—	—	290	—	290
Restricted stock net share settlement	798,481	1	(173)	—	(173)
Issued under at-the-market trading mechanism	1,168,300	1	495	—	—
Net loss for the period ended March 31, 2018	—	—	—	(2,609)	(2,609)
Balances, March 31, 2018	127,963,804	$128	$288,653	$(182,991)	$105,790

	Common		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total
Balances, December 31, 2018	137,114,804	$137	$291,266	$(191,126)	$100,277
Issuance of Units of Common Stock:
Issued pursuant to stock awards	135,000	—	—	—	—
Stock-based compensation	—	—	25	—	25
Restricted stock net share settlement	276,328	—	(1)	—	(1)
Public Offering	—	—	—	—	—
At-the-Market Offering	—	—	—	—	—
Net loss for the period ended March 31, 2019	—	—	—	(1,421)	(1,421)
Balances, March 31, 2019	137,526,132	$137	$291,290	$(192,547)	$98,880

GENERAL MOLY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited — In thousands)

	Quarter Ended
	March 31,	March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net loss	$(1,457)	$(2,793)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	7	904
Non-cash interest expense	(126)	(23)
Income realized on lease of water rights	(13)	(4)
Stock-based compensation for employees and directors	24	251
Decrease (increase) in deposits, prepaid expenses and other	(191)	(8)
Decrease in accounts payable and accrued liabilities	519	(112)
(Decrease) increase in post closure reclamation and remediation costs	27	(38)
Net cash used by operating activities	(1,210)	(1,823)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase and development of mining properties, land and water rights	(576)	(471)
Deposits on property, plant and equipment	152	(5)
Decrease in restricted cash	(17)	—
Net cash used by investing activities	(441)	(476)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock proceeds, net of issuance costs	299	324
Net cash provided/(used) by financing activities:	299	324
Net (decrease) in cash, cash equivalents and restricted cash	(1,352)	(1,975)
Cash, cash equivalents and restricted cash, beginning of period	8,617	18,374
Cash, cash equivalents and restricted cash, end of period	$7,265	$16,399

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of capitalized	$181	$181

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Equity compensation capitalized as development	$1	$39
Noncash change in deposits on property, plant and equipment	—	86

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

Additionally, in late 2018 we completed a 9-hole drill program on the Mt. Hope property, focused on the area where previously identified copper-silver-zinc-mineralized skarns have been identified, immediately adjacent to the Mt. Hope molybdenum deposit, and we are in the process of evaluating results from the program.

We also continue to evaluate our Liberty molybdenum and copper property (“Liberty Project”) in Nye County, Nevada.

The Mt. Hope Project

From October 2005 to January 2008, we owned the rights to 100% of the Mt. Hope Project.  Effective as of January 1, 2008, we contributed all of our interest in the assets related to the Mt. Hope Project, including the Mt. Hope Lease, into Eureka Moly, LLC (“EMLLC” or “the LLC”), and in February 2008 entered into a joint venture agreement (“LLC Agreement”) for the development and operation of the Mt. Hope Project with POS-Minerals Corporation (“POS-Minerals”).  Under the LLC Agreement, POS-Minerals owns a 20% interest in the LLC and General Moly, through Nevada Moly, LLC (“Nevada Moly”), a wholly-owned subsidiary, owns an 80% interest.  The ownership interests and/or required capital contributions under the LLC Agreement can change as discussed below.

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

The original Return of Contributions amount due to POS-Minerals is reduced, dollar for dollar, by the amount of capital contributions for equipment payments required from POS-Minerals under approved budgets of the LLC, as discussed further below.  During the period January 1, 2015 to March 31, 2019, this amount has been reduced by $2.4 million, consisting of 20% of an $8.4 million principal payment made on milling equipment in March 2015, a $2.2 million principal payment made on electrical transformers in April 2015, and a $1.2 million principal payment made on milling equipment in April 2016, such that the remaining amount due to POS-Minerals is $33.6 million.  If Nevada Moly does not fund its additional capital contribution in order for the LLC to make the required Return of Contributions to POS-Minerals set forth above, POS-Minerals has an election to either make a secured loan to the LLC to fund the Return of Contributions, or receive an additional interest in the LLC estimated to be 5%.  In the latter case, Nevada Moly’s interest in the LLC is subject to dilution by a percentage equal to the ratio of 1.5 times the amount of the unpaid Return of Contributions over the aggregate amount of deemed capital contributions (as determined under the LLC Agreement) of both parties to the LLC (“Dilution Formula”).  At March 31, 2019, the aggregate amount of deemed capital contributions of both parties was $1,088.5 million.

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

Effective January 1, 2015,  Nevada Moly and POS-Minerals signed an amendment to the LLC Agreement under which a separate $36.0 million owed to Nevada Moly, held by the LLC in a reserve account established in December 2012, is being released for the mutual benefit of both members related to the jointly approved Mt. Hope Project expenses through 2021.  In January 2015, the reserve account funded a reimbursement of contributions made by the members during the fourth quarter of 2014, inclusive of $0.7 million to POS-Minerals and $2.7 million to Nevada Moly.  The remaining reserve account funds are now being used to pay ongoing jointly approved expenses of the LLC until the Company obtains full financing for its portion of the Mt. Hope Project construction cost, or until the reserve account is exhausted.  Any remaining funds after financing is obtained will be returned to the Company.  The balance of the reserve account was $6.2 million and $6.2 million at March 31, 2019 and December 31, 2018, respectively.

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

On October 16, 2017, the Company and AMER announced the closure of the second tranche of the parties’ three-tranche financing agreement.  At the close of Tranche 2, General Moly issued 14.6 million shares to AMER, priced at the volume weighted average price (“VWAP”) for the 30-day period ending August 7, 2017 (the date of the parties’ Amendment No. 2 to the Investment and Securities Purchase Agreement) of $0.41 per share for a private placement of $6.0 million by AMER.  $5.5 million of the equity sale proceeds were available for general corporate purposes, while $0.5 million was held in the expense reimbursement account established at the first tranche 1 close to cover costs related to the Mt. Hope Project financing and other jointly sourced business development opportunities.

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

The Company and AMER have jointly evaluated other potential opportunities, ranging from outright acquisitions and privatizations, or significant minority interest investments with a focus on base metal and ferro-alloy prospects, where the Company would benefit from management fees, minority equity interests, or the acquisition of both core and non-core assets.  The Company and AMER have considered but not completed any such transactions to date and we have taken a temporary break in the evaluation of potential opportunities with AMER.  From commencement of the AMER Investment Agreement in 2015 to March 31, 2019, the Company and AMER have spent approximately $2.5 million from the expense reimbursement account described above in connection with such evaluations.

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

NOTE 2 — LIQUIDITY

Our current working capital is negative and the senior notes issued in 2014 will become due in December 2019.  Based on our current operating forecast, which takes into consideration the facts and circumstances described above, and the fact that we currently do not generate any revenue, the Company does not expect to be able to fund its current operations and meet its financial obligations for a period of at least 12 months from the issuance of these financials.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  If we are unable to meet our obligations, we would be forced to cease operations, in which event investors may lose their entire investment in our company

As the Company currently does not generate any revenues and the cash needs for the development of the Mt. Hope Project are significant, we and/or the LLC will be required to arrange for financing to be combined with funds anticipated to be received from POS-Minerals in order to retain its 20% membership interest.  If we are unsuccessful in obtaining financing, we will not be able to proceed with the development of the Mt. Hope Project.

On April 12, 2017, the Company filed a prospectus supplement in both Canada and the United States which enabled the Company, at its discretion from time to time, to sell up to $20 million worth of common shares by way of an “at-the-market” offering (the “ATM”).  Since the effectiveness of the prospectus supplement by the SEC on April 26, 2017 to March 31, 2019, a total of 1,168,300 common shares have been sold under the ATM, for net proceeds to the Company of $0.5 million.  In conjunction with the public offering in October 2018, the Company agreed to suspend the ATM facility for a period of 2 years.

On October 16, 2017, the Company and AMER announced the closure of the second tranche of the parties’ three-tranche financing agreement, resulting in a $6.0 million cash inflow to the Company.  $5.5 million of the equity sale proceeds were available for general corporate purposes, while $0.5 million was held in the loan procurement account to cover costs related to the Mt. Hope Project financing and other jointly sourced business development opportunities.  Based on our current operating forecast, our current cash on hand, and the convertible preferred share purchase agreement implemented in March 2019, discussed below, the Company expects to be able to fund its operations and meet its financial obligations late into the second quarter of 2019.  However, there can be no assurance that the Company will be successful in achieving its forecast, obtaining the financing required to complete the Mt. Hope Project, or in raising additional financing in the future on terms acceptable to the Company, or at all.

On March 13, 2019, the Company announced that its Board of Directors has retained XMS Capital Partners, Headwall Partners, and Odinbrook Global Advisors (collectively, the “Advisors”), as financial advisors to assist the Board and management with evaluating and recommending strategic alternatives.

The range of strategic alternatives being evaluated include sourcing of potential incremental capital financing, sale of interest(s) in the assets of the Company or the Company, and restructuring of the senior notes issued in a December 2014 private placement, which mature in December 2019.

Additionally, on March 28, 2019, the Company executed a Securities Purchase Agreement (the “Series A Purchase Agreement”) with Bruce D. Hansen, the Company’s Chief Executive Officer, and Robert I. Pennington, the Company’s Chief Operating Officer (collectively the “Investors”), effective as of March 21, 2019.  Pursuant to the Series A Purchase Agreement, the Investors have agreed to  purchase up to $900,000 of convertible shares of Series A Preferred Stock, par value $0.001 per share (the “Convertible Preferred Shares”), of the Company.  The Company may request up to three separate closings of sales of Convertible Preferred Shares to the Investors between the date of the Series A Purchase Agreement and June 30, 2019.  Each closing may be in an amount up to $300,000 of Convertible Preferred Shares and must occur at least 30 days after the previous closing.  On March 28, 2019, the Company and the Investors completed the first closing of $300,000 of Convertible Preferred Shares, or 3,000 shares.

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

We continue to work with our long-lead vendors to manage the timing of contractual payments for milling equipment.  The following table sets forth the LLC’s remaining cash commitments under these equipment contracts (collectively, “Purchase Contracts”) at March 31, 2019 (in millions):

As of
March 31,
Year	2019 *
2019	$—
2020	0.6
Total	$0.6

*All amounts are commitments of the LLC, and as a result of the agreement between Nevada Moly and POS-Minerals are to be funded by the reserve account, now $6.2 million as discussed above in Note 1, until such time that the Company obtains financing for its portion of construction costs at the Mt. Hope Project or until the reserve account balance is exhausted, and thereafter are to be funded 80% by Nevada Moly and 20% by POS-Minerals.  POS-Minerals remains obligated to make capital contributions for its 20% portion of equipment payments required by approved budgets of the LLC, and such amounts contributed by the reserve account on behalf of POS-Minerals will reduce, dollar for dollar, the amount of capital contributions that the LLC is required to return to POS-Minerals, described under Note 1 above.

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

Through March 31, 2019, the LLC has made deposits and/or final payments of $88.0 million on equipment orders.  Of these deposits, $71.7 million relate to fully fabricated items, primarily milling equipment, for which the LLC has additional contractual commitments of $0.6 million noted in the table above.  The remaining $16.3 million reflects both partially fabricated milling equipment, and non-refundable deposits on mining equipment.  As discussed in Note 12, the mining equipment agreements remain cancellable with no further liability to the LLC.  The underlying value and recoverability of these deposits and our mining properties in our consolidated balance sheets are dependent on the LLC’s ability to fund development activities that would lead to profitable production and positive cash flow from operations, or proceeds from the sale of these assets. There can be no assurance that the LLC will be successful in generating future profitable operations, selling these assets or that the Company will secure additional funding in the future on terms acceptable to us or at all.  Our consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded assets or liabilities.

All Mt. Hope Project related funding is payable out of the reserve account, the balance of which was $6.2 million and $6.2 million at March 31, 2019 and December 31, 2018, respectively.  As of May, 1, 2019, the balance of the reserve account was $5.6 million.  However, corporate general and administrative expenses and costs associated with the maintenance of the Liberty Project are not covered by the Reserve Account.  Additional potential funding sources include public or private equity offerings, including closing or a negotiated acceleration of tranche 3 with respect to the remaining $10.0 million investment from AMER described in Note 1, or sale of other assets owned by the Company, although a portion of any major asset sales may be owed to POS-Minerals and the senior note holders.  There is no assurance that the Company will be successful in securing additional funding or reobtaining our water permits in order to access existing funding sources.  This could result in further cost reductions, contract cancellations, and potential delays which ultimately may jeopardize the development of the Mt. Hope Project.  .

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The interim consolidated financial statements (“interim statements”) of the Company are unaudited.  In the opinion of management, all adjustments and disclosures necessary for a fair statement of these interim statements have been included.  All such adjustments are, in the opinion of management, of a normal recurring nature.  The results reported in these interim statements are not necessarily indicative of the results that may be presented for the entire year.  These interim statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission (“SEC”) on March 21, 2019.

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

Accounting Method

Our financial statements are prepared using the accrual basis of accounting in accordance with GAAP.  With the exception of the LLC, all of our subsidiaries are wholly owned.  In February 2008, we entered into the LLC Agreement, which established our ownership interest in the LLC at 80%.  The consolidated financial statements include all of our wholly owned subsidiaries and the LLC.  The POS-Minerals contributions attributable to their 20% interest are shown as Contingently Redeemable Noncontrolling Interest on the Consolidated Balance Sheet.  The net loss attributable to contingently redeemable noncontrolling interest is reflected separately on the Consolidated Statement of Operations and reduces the Contingently Redeemable Noncontrolling Interest on the Consolidated Balance Sheet.  Net losses of the LLC are attributable to the members of the LLC based on their respective ownership percentages in the LLC.  During the first quarter of 2019, the LLC had a $179,000 loss primarily associated with accretion of its reclamation obligations, of which $36,000 was attributed to the Contingently Redeemable Noncontrolling Interest.

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

Asset Impairments

We evaluate the carrying value of long-lived assets to be held and used, using a fair-value based approach when events and circumstances indicate that the related carrying amount of our assets may not be recoverable.  Significant declines in the overall  economic environment, molybdenum and copper prices may be considered as impairment indicators for the purposes of these impairment assessments.  Additionally, failure to secure our mining permits, including our water rights, or revocation of our permits, may be considered as impairment indicators for the purposes of these impairment assessments.  In accordance with U.S. GAAP, the carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flows from such asset is less than its carrying value.  In that event, an impairment charge will be recorded in our Consolidated Statement of Operations and Comprehensive Loss based on the difference between book value and the estimated fair value of the asset computed using discounted future cash flows, or the application of an expected fair value technique in the absence of an observable market price.  Future cash flows include estimates of recoverable quantities to be produced from estimated proven and probable mineral reserves, commodity prices (considering current and historical prices, price trends and related factors), production quantities and capital expenditures, all based on life-of-mine plans and projections.  In estimating future cash flows, assets are grouped at the lowest level for which identifiable cash flows exist that are largely independent of cash flows from other asset groups.  Generally, in estimating future cash flows, all assets are grouped at a particular mine for which there are identifiable cash flows.  While at March 31, 2019, we have not identified any impairment triggering events that would indicate any of our long-lived assets are impaired, there can be no assurance that there will not be asset impairments if commodity prices experience a sustained decline and/or if there are significant downward adjustments to estimates of recoverable quantities to be produced from proven and probable mineral reserves or production quantities, and/or upward adjustments to estimated operating costs and capital expenditures, all based on life-of-mine plans and projections.  The September 2017 denial of our water rights applications is not considered to be an impairment trigger as we have processes in place to seek replacement of these applications and secure the water permits needed for the Mt. Hope Project.

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

	March 31, 2019	December 31, 2018
	(in thousands)
Cash and cash equivalents	1,098	2,016
Restricted cash held at EMLLC	6,167	6,167
Restricted cash and investments held for reclamation bonds	—	434
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	7,265	8,617

As of March 31, 2019, the LLC had $0.3 million in cash deposits associated with reclamation bonds, which are accounted for as restricted cash.  Another $0.1 million in cash collateral is associated with surety bonds at the Liberty Project.  These amounts are considered investments and are not included in cash and cash equivalents for purposes of the Statement of Cash Flows.  As of December 31, 2018, the LLC had an additional $0.4 million in a long-term funding mechanism, which was accounted for as restricted cash.  The $0.4 million held in a long-term funding mechanism was redeemed and is included in cash and cash equivalents as of March 31, 2019.

Basic and Diluted Net Loss Per Share

Net loss per share was computed by dividing the net loss attributable to the Company by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Outstanding awards as of March 31, 2019 and December 31, 2018, respectively, were as follows:

	March 31, 2019	December 31, 2018
Warrants	98,686,000	98,686,000
Shares Issued upon conversion of Senior Notes	5,910,000	5,910,000
Unvested Stock Awards	2,001,268	2,401,268
Stock Appreciation Rights	938,667	938,667

These awards were not included in the computation of diluted loss per share for the three and twelve months ended March 31, 2019 and December 31, 2018, respectively, because to do so would have been anti-dilutive.  Therefore, basic loss per share is the same as diluted loss per share.

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

The Convertible Notes bear interest at a rate of 10.0% per annum, payable in cash quarterly in arrears on each March 31, June 30, September 30, and December 31. The Convertible Notes are convertible at any time in an amount equal to 80% of the greater of (i) the average volume weighted average price (“VWAP”) for the 30 Business Day period ending on the Business Day prior to the date of the conversion, or (ii) the average VWAP for the 30 Business Day period ending on the original issuance date of the Convertible Notes.  Each Note will convert into a maximum of 100 shares per note, resulting in the issuance of up to 8,535,000 shares. General Moly’s named executive officers and board of directors who participated in the offering are restricted from converting at a price less than $0.32, the most recent closing price at the time that the Convertible Notes were issued. The Convertible Notes are mandatorily redeemable at par plus the present value of remaining coupons upon (i) the availability of cash from a financing for the Mt. Hope Project or (ii) any other debt financing by the Company. In addition, 50% of any proceeds from the sale of assets cumulatively exceeding $250,000 will be used to prepay the Convertible Notes at par plus the present value of remaining coupons. The Company has the right to redeem the Convertible Notes at any time at par plus the present value of remaining coupons. The Private Placement was negotiated by independent members of General Moly’s board of directors, none of whom participated in the transaction.  As of March 31, 2019, an aggregate of $2.6 million of Convertible Notes had been converted into 2,625,000 shares of common stock and $1.3 million of non-convertible Senior Promissory Notes, resulting in a $0.2 million annual reduction in interest payments made by the Company in the servicing of the Convertible Notes, as further discussed in Note 6 below.

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

Leases

The Company adopted Accounting Standards Codification (“ASC”) 842, Leases, on January 1, 2019. Changes to the Company’s accounting policy as a result of adoption are discussed below.

The Company determines if a contractual arrangement represents or contains a lease at inception. Operating leases are included in Deposits, prepaids and other Current Assets and Other accrued liabilities in the Consolidated Balance Sheets. No finance leases have been identified to date.

Operating and finance lease right-of-use ("ROU") assets and lease liabilities are recognized at the commencement date based on the present value of the future lease payments over the lease term. When the rate implicit to the lease cannot be readily determined, the Company utilizes its incremental borrowing rate in determining the present value of the future lease payments. The incremental borrowing rate is derived from information available at the lease commencement date and represents the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term and amount equal to the lease payments in a similar economic environment. The ROU asset includes any lease payments made and lease incentives received prior to the commencement date. Operating lease ROU assets also include any cumulative prepaid or accrued rent when the lease payments are uneven throughout the lease term. The ROU assets and lease liabilities may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.

Recently Adopted Accounting Pronouncements

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

The Company adopted this standard as of January 1, 2019 using the modified retrospective approach with a cumulative effect adjustment on January 1, 2019.  The adoption had no effect on the opening balance of retained earnings at January 1, 2019.  The comparative information has not been adjusted and continues to be reported under the accounting standard in effect for those periods.

The new standard offers a number of optional practical expedients of which the Company elected the following:

Transition elections:  The Company elected a package of practical expedients, applied consistently to all leases that commenced prior to January 1, 2019, that allowed the Company (i) to not reassess whether a contract is or contains a lease, (ii) to not reassess the lease classification of the lease, and (iii) to not reassess initial direct costs for the lease.  The Company elected the land easements practical expedient whereby existing land easements were not reassessed under the new standard.

Ongoing accounting policy elections: The Company elected the short-term lease recognition exemption whereby ROU assets and lease liabilities will not be recognized for leasing arrangements with terms less than one year. The Company elected the practical expedient to not separate lease and non-lease components for all of its underlying asset classes.

Based on leases outstanding at January 1, 2019 and March 31, 2019, the adoption of the new standard resulted in the recognition of operating lease ROU assets and lease liabilities of $0.2 million and $0.2 million, respectively.  Certain of our leases include payments that vary based on the Company’s level of usage and operations.  These variable payments are not included within ROU assets and lease liabilities and are recognized as expense when incurred.  For the three months ended March 31, 2019, operating lease costs were $20K and variable lease costs were $1K.  Cash paid for amounts in the measurement of lease liabilities which are reflected in operating cash flows relating to operating leases for the three months ended March 31, 2019 were $20K. The weighted average life remaining for the operating leases is 1.8 years and the weighted average discount rate is 10%.  Adoption of this standard did not have a material impact to the Consolidated Statements of Operations or the Consolidated Statements of Cash Flows.

NOTE 4 — MINING PROPERTIES, LAND AND WATER RIGHTS

We currently have interests in two mining properties that are the primary focus of our development, the Mt. Hope Project and the Liberty Project.  We also have certain other, non-core, mining properties that are being evaluated for future development or sale.

The Mt. Hope Project.  We are currently in the process of developing the Mt. Hope Project. In January 2014, the Company published an updated Technical Report on the Mt. Hope Project using Canadian Instrument NI 43-101 guidelines, which provided data on the viability and expected economics of the project.  In early 2017, we re-examined the Mt. Hope proven and probable mineral reserves and updated the reserve and resource estimates using an $8.40/lb molybdenum (“Mo”) three-year backward average price.  No further adjustments have been required.

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

In September 2018, the Company commenced a 9 hole drill program on the patented claims at the Mt. Hope Project.  The drilling program is focused on copper-silver-zinc mineralized skarns and designed to confirm and extend the target defined by historical drilling as well as test for extensions of zinc mineralization horizons which were historically mined.  The drill program is was completed in late 2018 and the Company is evaluating assay results to determine if said results warrant completion of a Preliminary Economic Assessment.

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

The Nevada Division of Environmental Protection (“NDEP”) has identified environmental concerns with some Liberty Project facilities acquired with the property.  NDEP’s concerns are related to aspects of previously approved closure plans required by Nevada regulation.  We have proposed options to NDEP to address these concerns.  In July 2018, we addressed one of those concerns by successfully completing a program, as approved by NDEP, to neutralize the acidic Liberty pit lake by adding hydrated lime to raise the pH.  We will continue to work with NDEP to evaluate ongoing options to address any future concerns, and additional costs may be required to meet NDEP’s closure requirements.  However, a reasonable estimate cannot be determined at this time as it is not possible to reasonably predict the outcome of our negotiations with NDEP.

On August 1, 2017, the Company through its wholly owned subsidiary Liberty Moly entered into an Option Agreement and Land Lease Agreement (if the option is exercised) with SRPV, a subsidiary of SolarReserve, LLC of Santa Monica, California for photovoltaic solar energy development.  The Agreement provides for a three-year option to lease a minimum of 500 acres and easements associated with vacant land.  If the option is exercised, the parties will enter into a 30-year lease for up to 700 acres of land, with an option to extend for an additional five years at the end of the initial lease term.  The vacant land parcel is wholly owned by the Company, and its use by the photovoltaic solar project will not impact the Liberty Project’s future proposed mining plans.  On May 6, 2019, SolarReserve, LLC provided notice to the Company that they were electing to terminate the Option Agreement effective immediately.

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

Summary. The following is a summary of mining properties, land and water rights at March 31, 2019 and December 31, 2018 (in thousands):

	At	At
	March 31,	December 31,
	2019	2018
Mt. Hope Project:
Development costs	$176,866	$176,292
Mineral, land and water rights	11,324	11,324
Advance royalties	31,800	31,800
Total Mt. Hope Project	219,990	219,416
Total Liberty Project	9,677	9,678
Other Properties	81	81
Total	$229,748	$229,175

Development costs of $176.9 million as of March 31, 2019 include hydrology and drilling costs, expenditures to further the permitting process, capitalized salaries, project engineering costs, and other expenditures required to fully develop the Mt. Hope Project.  Deposits on project property, plant and equipment of $88.0 million as of March 31, 2019 represent ongoing progress payments on equipment orders for the custom-built grinding and milling equipment, related electric mill drives, and other processing equipment that require the longest lead times.

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

The following table shows asset retirement obligations for future mine closure and reclamation costs in connection with the Mt. Hope Project and within the boundaries of the Plan of Operations (“PoO”):

(in thousands)
At January 1, 2018	$1,568
Accretion Expense	103
Adjustments*	(38)
At December 31, 2018	$1,633
Accretion Expense	27
Adjustments*	—
At March 31, 2019	$1,660

*Includes additions, annual changes to the escalation rate, the market-risk premium rate, or reclamation time periods.

The estimated future reclamation costs for the Mt. Hope Project have been discounted using a rate of 8%, which is the rate that existed at the time the liability was originally measured.  The total inflated and undiscounted estimated reclamation costs associated with current disturbance under the PoO at the Mt. Hope Project were $5.8 million at March 31, 2019, inclusive of $2.6 million for mitigation of sage grouse habitat that would be affected by development of the Mt. Hope Project.  Increases in ARO liabilities resulting from the passage of time are recognized as accretion expense.

As of March 31, 2019, the LLC had provided the appropriate regulatory authorities with $2.8 million in reclamation financial guarantees through the posting of surety bonds for reclamation of the Mt. Hope and had $0.3 million in cash deposits associated with these bonds which are specific to the PoO disturbance and accounted for as restricted cash and are unrelated to the inflated and undiscounted liability referenced above.  The LLC posted an additional $0.3 million as a cash bond with the BLM in April 2019 as a result of a required three-year update to the reclamation bond calculation.

The LLC has a smaller liability at the Mt. Hope Project for disturbance associated with exploration drilling which occurred outside the PoO boundaries.  The LLC has not discounted this reclamation liability as the total amount is less than $0.1 million.

Total restricted cash for surety bond collateral requirements and other long-term reclamation obligations at the Mt. Hope Project equal $0.6 million.  Another $0.1 million in cash collateral is associated with surety bonds at the Liberty Project.

The Company’s Liberty Project is currently in the exploration stage. As the Company is not currently performing any exploration activity at the Liberty Project, the reclamation liability incurred for historical operations and exploration of approximately $0.1 million has not been discounted as shown in the table below.

	Mt. Hope Project
	outside PoO
	boundary	Liberty
	(in thousands)
At January 1, 2018	$15	$121
Adjustments *	—	—
At December 31, 2018	$15	$121
Adjustments *	—	—
At March 31, 2019	$15	$121

*Includes reduced / reclaimed disturbance

NOTE 6 — CURRENT DEBT

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

As of March 31, 2019 and December 31, 2018, respectively, the carrying value of the Convertible Notes, absent the embedded derivatives, was $5.8 million and $5.8 million inclusive of an unamortized debt discount of $0.1 million and $0.1 million, all of which is considered long term debt. The fair value of the Convertible Notes was $3.8 million and $4.0 million at March 31, 2019 and December 31, 2018, respectively.

As of March 31, 2019 and December 31, 2018, the carrying value of the Promissory Notes was $1.3 million and $1.3 million, respectively. The fair value of the Promissory Notes was $0.9 million and $0.9 million at March 31, 2019 and December 31, 2018, respectively.

The embedded derivatives recorded in Convertible Notes at fair value were ($175,000) and ($14,000) at March 31, 2019 and December 31, 2018, respectively. The changes in the estimated fair value of the embedded derivatives during the three months ended March 31, 2019 resulted in a net loss of approximately $161,000.  Gain or loss on embedded derivatives is recognized as Interest Expense in the Statement of Operations.

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

The following tables set forth the inputs to the models that were used to value the embedded derivatives:

	March 31, 2019	December 31, 2018
Stock Price	$0.22	$0.22
Maturity Date	December 31, 2019	December 31, 2019
Risk-Free Interest Rate	2.42%	2.63%
Estimated Stock Volatility	40.00%	40.00%
Default Intensity	2.00%	2.00%
Recovery Rate	30.00%	30.00%

Type of Event	Expected Date	Probability of Event
Mandatory Redemption	October 17, 2019	10%
Conversion Option	March 31, 2019	0%
Note Reaches Maturity	December 31, 2019	90%

NOTE 7 — COMMON STOCK UNITS, COMMON STOCK AND COMMON STOCK WARRANTS

During the three months ended March 31, 2019, we issued 411,328 shares of common stock pursuant to stock awards under the 2006 Equity Incentive Plan.

During the year ended December 31, 2018, 993,481 shares of common stock were issued pursuant to stock awards under the 2006 Equity Incentive Plan and 1,168,300 shares under our at-the-market offering facility.

We currently have 98,686,000 warrants outstanding at an exercise price between $0.35 and $5.00 per share.

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

On April 12, 2017, the Company filed a prospectus supplement in both Canada and the United States to its U.S. base shelf prospectus and U.S. registration statement on Form S-3 which enabled the Company, at its discretion from time to time, to sell up to $20 million worth of common shares by way of an at-the-market offering.  Since the effectiveness of the prospectus supplement by the SEC on April 26, 2017 to March 31, 2019, a total of 1,168,300 common shares have been sold under the ATM, for net proceeds to the Company of $0.5 million.  In conjunction with the public offering discussed below, the Company agreed to suspend the ATM facility for a period of 2 years.

On October 17, 2018, the Company announced an underwritten public offering of 9,151,000 units at a price of $0.25 per share, with each unit consisting of one share of common stock accompanied by one warrant exercisable for one share of common stock immediately upon closing at a price of $0.35 per share.  The offering provided net proceeds of approximately $2.0 million after underwriting commissions and expenses.  Mr. Bruce Hansen, Chief Executive Officer of the Company and a related party, participated in the offering for a total of $0.5 million.  The Company used the proceeds for general corporate purposes, including the ongoing preliminary drilling program for the exploration of zinc, copper and silver mineralization at the southeast area of the Mt. Hope Project.

Of the warrants outstanding at March 31, 2019, 8.5 million are exercisable at $1.00 per share at any time from June 26, 2015 through their expiration on December 26, 2019, 1.0 million are exercisable at $5.00 per share once General Moly has received financing necessary for the commencement of commercial production at the Mt. Hope Project and will expire one year thereafter, and the 80.0 million shares of the amended AMER Warrant will become exercisable upon availability of the Bank Loan, should such availability occur prior to the third anniversary of the issuance of the ROD for the Mt. Hope Project, discussed below in Note 12, and will expire five years thereafter.

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

NOTE 8 — REDEEMABLE PREFERRED STOCK

Pursuant to our Certificate of Incorporation we are authorized to issue 10,000,000 shares of $0.001 per share par value preferred stock, of which 55,000 shares are designated as Series A Preferred Stock (“Series A”).  The authorized but unissued shares of preferred stock may be issued in designated series from time to time by one or more resolutions adopted by the Board.  The Board has the authority to determine the preferences, limitations and relative rights of each series of preferred stock.

In March 2019, the Company issued 3,000 shares of Series A to two holders in a private placement agreement.  The Series A shares are priced at $100.00/ share and are convertible at any time at the holder’s discretion into common shares whereby one preferred share converts at a price of $0.27/common share to 370.37 common shares. The conversion price was set at the closing price of the Company’s common stock on March 12, 2019, which was the day before announcement of the private placement. Upon maturity or full repayment of the Senior Convertible Notes and Promissory Notes currently outstanding, there will be mandatory redemption of the preferred shares in exchange for equivalent cash for the principal invested, plus any accrued and unpaid dividends.  The holders of the Series A shares are entitled to receive, when and if declared by the Board of Directors and in preference to the common stock, cumulative cash or in-kind dividends at a rate per annum of 5% of the original issue price.   In the event of a liquidation, dissolution, or winding up of the Company, the proceeds would be distributed first to the holders of Series A prior to any distributions to holders of other stock in an amount per share equal to the original issue price plus any declared but unpaid dividends.  The holders of Series A are entitled to vote, together with the holders of common stock, as if the Series A had been converted to common stock on all matters submitted to stockholders for vote.  In addition, the Series A contains certain protective rights that require the vote or consent of the holders of at least a majority of the shares of Series A.

As the Series A is redeemable upon maturity or full repayment of the Senior Convertible Notes and Promissory Notes, it has been classified as mezzanine equity in our Consolidated Balance Sheets.  The Company recognizes change in the redemption value as they occur by adjusting the carrying amount of the mezzanine equity at each reporting date.  The change in the redemption value of the Series A due to accrued and unpaid dividends since its issuance is insignificant.

At December 31, 2018, no shares of preferred stock were issued or outstanding.

NOTE 9 — EQUITY INCENTIVES

In 2006, the Board and shareholders of the Company approved the 2006 Equity Incentive Plan (“2006 Plan”), and in May 2010, our shareholders approved an amendment and restatement of the 2006 Plan increasing the number of shares that may be issued under the plan by 4,500,000 shares to 9,600,000 shares and extend the expiration date of the 2006 Plan to May 2020, as well as making other technical changes related to tax law and accounting rule changes, and to make administrative clarifying changes.  More recently, in June 2016, our shareholders approved an additional amendment to the 2006 Plan increasing the number of shares that may be issued under the plan by 5,000,000 shares to 14,600,000 shares.  The 2006 Plan authorizes the Board, or a committee of the Board, to issue or transfer up to an aggregate of 14,600,000 shares of common stock, of which 3,449,058 remain available for issuance as of March 31, 2019.  Awards under the 2006 Plan may include incentive stock options, non-statutory stock options, restricted stock units, restricted stock awards, and stock appreciation rights (“SARs”).  At the option of the Board, SARs may be settled with cash, shares, or a combination of cash and shares.  The Company settles the exercise of other stock-based compensation with newly issued common shares.

Stock-based compensation cost is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes option pricing model and is recognized as compensation ratably on a straight-line basis over the requisite vesting/service period.  As of March 31, 2019, there was $0.3 million of total unrecognized compensation cost related to share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 2.0 years.

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

At March 31, 2019, the outstanding and exercisable (fully vested) SARs had an aggregate intrinsic value of was nil and had a weighted-average remaining contractual term of 1.4 years.  No SARs were exercised during the three months ended March 31, 2019.

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

The compensation expense recognized by the Company for Stock Awards is based on the closing market price of the Company’s common stock on the date of grant.  For the three months ended March 31, 2019, the weighted-average grant date fair value for Stock Awards was $0.24.  The total fair value of stock awards vested during the three months ended March 31, 2019 is $0.1 million.

Summary of Equity Incentive Awards

The following table summarizes activity under the Plans during the three months ended March 31, 2019:

	SARs		Stock Awards
	Weighted	Number	Weighted
	Average	of Shares	Average
	Strike	Under	Grant	Number of
	Price	Option	Price	Shares
Balance at January 1, 2019	$3.19	938,667	$1.18	2,401,268
Awards Granted	—	—	0.24	135,000
Awards Exercised or Earned	—	—	0.63	(535,000)
Awards Forfeited	—	—	—	—
Awards Expired	—	—	—	—
Balance at March 31, 2019	$3.19	938,667	$1.34	2,001,268

Exercisable at March 31, 2019	$2.14	56,523

A summary of the status of the non-vested awards as of March 31, 2019 and changes during the three months there ended is presented below:

	SARs		Stock Awards
	Weighted	Number	Weighted
	Average	of Shares	Average
	Fair	Under	Fair	Number of
	Value	Option	Value	Shares
Balance at January 1, 2019	$3.26	882,144	$1.18	2,401,268
Awards Granted	—	—	0.24	135,000
Awards Vested or Earned	—	—	0.63	(535,000)
Awards Forfeited	—	—	—	—
Balance at March 31, 2019	$3.26	882,144	$1.34	2,001,268

NOTE 10 — CHANGES IN CONTINGENTLY REDEEMABLE NONCONTROLLING INTEREST AND EQUITY

	Activity for
	Quarter Ended
	March 31,	March 31,
Changes CRNCI (Dollars in thousands)	2019	2018
Total CRNCI December 31, 2018 and 2017, respectively	$172,261	$172,633
Net Loss Attributable to CRNCI	(36)	(184)
Total CRNCI March 31, 2019 and 2018, respectively	$172,225	$172,449

	Activity for
	Quarter Ended
	March 31,	March 31,
Changes Redeemable Preferred Stock (Dollars in thousands)	2019	2018
Total Redeemable Preferred Stock December 31, 2018 and 2017, respectively	$—	$—
Redeemable Preferred Stock Issued	300	—
Total Redeemable Preferred Stock March 31, 2019 and 2018, respectively	$300	$—

NOTE 11 — INCOME TAXES

At March 31, 2019 and December 31, 2018 we had deferred tax assets principally arising from the net operating loss carry-forwards for income tax purposes multiplied by an expected rate of 21%. As management of the Company cannot determine that it is more likely than not that we will realize the benefit of the deferred tax assets, a valuation allowance equal to the net deferred tax asset has been established at March 31, 2019 and December 31, 2018.

At March 31, 2019 and December 31, 2018, we had net operating loss carry-forwards of approximately $277.1 million and $275.7 million, respectively, which expire in the years 2021 through 2038.  The change in the allowance account from December 31, 2018 to March 31, 2019 was an increase of $1.4 million.

As of March 31, 2019 and December 31, 2018, the Company had no unrecognized tax benefits.  There was no change in the amount of unrecognized tax benefits as a result of tax positions taken during the year or in prior periods or due to settlements with taxing authorities or lapses of applicable statues of limitations.

The Company and/or its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state jurisdictions.  Without exception, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2015.  The Company is open to federal and state tax audits until the applicable statutes of limitations expire.

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

The Mt. Hope Lease requires a royalty advance (“Construction Royalty Advance”) of 3% of certain construction capital costs, as defined in the Mt. Hope Lease.  The LLC is obligated to pay a portion of the Construction Royalty Advance each time capital is raised for the Mt. Hope Project based on 3% of the expected capital to be used for those certain construction capital costs defined in the Mt. Hope Lease.  Through March 31, 2019, we have paid $25.6 million of the total royalty advance.  Based on our Mt. Hope Project capital budget we estimate that a final reconciliation payment on the Capital Construction Cost Estimate (the “Estimate”) will be due following the commencement of commercial production, after as-built costs are definitively determined.  The Company estimates, based on the revised capital estimate discussed above and the current timeline for the commencement of commercial production, that an additional $4.2 million will be due approximately 24 months after the commencement of construction.  This amount has been accrued for all periods presented as accrued advance royalties.  The capital estimates may be subject to escalation in the event the Company experiences continued delays in achieving full financing for the Mt. Hope Project.

The LLC is also obligated to make a minimum annual advance royalty payment (“Annual Advance Royalty”) of $0.5 million each October 19 for any year wherein commercial production has not been achieved or the MHMI Production Royalty (as hereinafter defined) is less than $0.5 million.  As commercial production is not anticipated to commence before early-2022, the Company has accrued $2.0 million in Annual Advance Royalty payments which will be due in four $0.5 million installments in October 2019, 2020, 2021, and 2022, respectively.  The Estimate and the Annual Advance Royalty are collectively referred to as the “Advance Royalties.”  All Advance Royalties are credited against the MHMI Production Royalties once the mine has achieved commercial production.  After the mine begins production, the LLC estimates that the MHMI Production Royalties will be in excess of the Annual Advance Royalties for the life of the Mt. Hope Project.  Until the advance royalties are fully credited, the LLC will pay one half of the calculated Production Royalty annually.  Assuming a $12 molybdenum price, the Annual Advance Royalties will be consumed within the first five years of commercial production.

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

The Liberty Project

The Nevada Division of Environmental Protection (“NDEP”) has identified environmental concerns with some Liberty Project facilities acquired with the property.  NDEP’s concerns are related to aspects of previously approved closure plans required by Nevada regulation.  We have proposed options to NDEP to address these concerns.  In July, 2018, we addressed one of those concerns by successfully completing a program, as approved by NDEP, to neutralize the acidic Liberty pit lake by adding hydrated lime to raise the pH.  Our 2018 projected costs were consistent with budgeted spend.  We will continue to work with NDEP to evaluate ongoing options to address any future concerns, and additional costs may be required to meet NDEP’s closure requirements.  However, a reasonable estimate cannot be determined at this time as it is not possible to reasonably predict the outcome of our negotiations with NDEP.

Deposits on project property, plant and equipment

As discussed in Note 2, the LLC has active orders with varying stages of fabrication on milling process equipment comprised of two 230kV primary transformers and substation, a primary crusher, a semi-autogenous mill, two ball mills, and various motors for the mills with remaining cash commitments of $0.6 million due on these orders.

Equipment and Supply Procurement

Through March 31, 2019, the LLC has made deposits and/or final payments of $88.0 million on equipment orders and has spent approximately $207.4 million for the development of the Mt. Hope Project, for a total Mt. Hope Project inception-to-date spend of $295.4 million.

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

On June 30, 2012, the LLC’s contract to purchase two electric shovels expired.  On July 11, 2012, we signed a letter of intent with the same vendor providing for the opportunity to purchase the electric shovels at prices consistent with the expired contract, less a special discount in the amount of $3.4 million to provide credit to the LLC for amounts paid as deposits under the expired contract.  The letter of intent provides that equipment pricing will remain subject to inflation indexes and guarantees production slots to ensure that the equipment is available when required by the LLC.  Since that time, the parties agreed to extend the letter of intent through December 31, 2019.

Obligations under capital and operating leases

We have contractual operating leases that will require a total of $0.3 million in payments over the next four years.  Operating leases consist primarily of rents on office facilities and office equipment.  Our expected payments are $0.1 million, $0.1 million, $0.1 million, and nil for the years ended December 31, 2019, 2020, 2021, and 2022, respectively.

Creation of Agricultural Sustainability Trust

On August 19, 2010, the LLC entered into an agreement with the Eureka Producers’ Cooperative (“EPC”), which was amended on October 15, 2018, whereby the LLC will fund a $5.6 million Sustainability Trust (“Trust”) in exchange for the cooperation of the EPC with respect to the LLC’s water rights and permitting of the Mt. Hope Project.  The Trust will be tasked with developing and implementing programs that will serve to enhance the sustainability and well-being of the agricultural economy in the Diamond Valley Hydrographic Basin through reduced water consumption.

The LLC has contributed $0.05 million into the Trust as of March 31, 2019.  The remaining contributions to the Trust may be funded by the LLC over several years based on the achievement of certain milestones, which are considered probable, and as such $5.5 million has been accrued in the Company’s financial statements and is included in mining properties, land, and water rights.

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

Thereafter, on September 22, 2014, the Plaintiffs filed their notice of appeal to the U.S. Court of Appeals for the Ninth Circuit (“Ninth Circuit”) of the District Court’s dismissal.  Oral argument of the parties before the Ninth Circuit was completed on October 18, 2016.  On December 28, 2016, the Ninth Circuit issued its Opinion rejecting many of the arguments raised by the Plaintiffs challenging the Environmental Impact Statement ("EIS") completed for the Mt. Hope Project, but issuing a narrow reversal of the BLM's findings related to air quality analysis and information related to potential public water resources. Because of this technical deficiency, the Court vacated the ROD, and the BLM is conducting additional evaluation of air quality impacts and resulting cumulative impact analysis under NEPA and a Supplemental Environmental Impact Statement (“SEIS”) will be prepared.  The SEIS will disclose additional information to the public related to the selection of appropriate background concentrations to use for dispersion modeling of air pollutants and information related to potential public water resources.  Because the SEIS must be prepared in accordance with NEPA guidelines, the SEIS will include three publications in the Federal Register, each of which may take several weeks to process.  The first of these publications is the Notice of Intent (“NOI”) which declares the BLM’s intent to prepare the SEIS.  The NOI was published in the Federal Register on July 19, 2017.  On March 6, 2019, the BLM published the Notice of Availability (“NOA”) in the Federal Register, commencing a 45-day public comment period.  On April 22, the public comment period ended and we continue to work with the BLM to receive a new ROD, anticipated later in 2019, authorizing the eventual construction and operation of the Mt. Hope Project.

Environmental regulations related to reclamation require that the cost for a third party contractor to perform reclamation activities on the minesite be estimated.  In October 2015, we submitted a request to the BLM to reduce our reclamation liability to current surface disturbance.  Simultaneously, we submitted an application to NDEP-BMRR to modify the Reclamation Permit to reflect this reduced reclamation liability. On October 26, 2015, NDEP-BMRR approved the proposed permit modification, including the reduced reclamation liability amount.   On December 21, 2015, BLM approved the updated reclamation liability estimate, reducing of the reclamation liability to approximately $2.8 million.  In early 2019, the Company submitted and BLM approved a required 3-year update to the reclamation liability estimate, resulting in an increased liability of approximately $3.1 million.  We worked with the LLC’s reclamation surety underwriters to satisfy the $2.8 million financial guarantee requirements under the approved amended PoO for the Mt. Hope Project and funded the $0.3 million increase in cash directly with the BLM in April 2019.  As of March 31, 2019, the surety bond program was funded with a cash collateral payment of $0.3 million.

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

Key Terms of Settlements

Eureka County and the DNR

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

Additional contributions of $750,000 each will be made after the commencement of molybdenum production at the Mt. Hope Project and on the one year anniversary of production, for a total contribution obligation to the Sustainability Trust of $5.6 million, an increase of $1.6 million related to the terms of the Settlement. The amount has been accrued under mining properties, land, and water rights in the Company’s financial statements in addition to the previously accrued $4.0 million resulting in a total accrual of $5.6 million.  The LLC has contributed $0.05 million into the Trust as of March 31, 2019.

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

NOTE 13 — SUBSEQUENT EVENTS

Effective April 30, 2019,  the Mt. Hope Project joint venture company, the LLC entered into a settlement agreement with a Kobeh Valley, Nevada ranching family (“Ranchers”), resolving the last set of protests pending before the Nevada State Engineer pertaining to the Mt. Hope Project’s water rights applications.

With the settlement, and upon satisfaction of all associated conditions, the Ranchers have agreed to withdraw all of their protests and forfeit any rights to judicial review of the Nevada State Engineer’s anticipated approval of the water applications and issuance of water permits.  Additionally, the Ranchers have agreed not to oppose any other proceedings with any state or federal agency related to the Mt. Hope Project.

Under this settlement, General Moly is working with the Nevada State Engineer to address potential permit terms for approval of the applications and receiving the water permits.

Having executed the settlement agreement, the LLC is obligated to fund an initial payment of $1 million into a trust account; distribution to the Ranchers will be pending issuance of the water permits.  Upon receipt of the dollars into the trust, the Ranchers have agreed to withdraw their protests and forfeit any judicial review of the anticipated approval of the water applications and issuance of the water permits from the Nevada State Engineer.

When conditions exist, inclusive of the receipt of water permits, for the LLC to secure project financing, additional consideration representing less than 1.5 % of the remaining project capital budget will be payable to the Ranchers.  If the LLC has not secured Mt. Hope project financing within 12 months of the executed settlement agreement, the LLC will make monthly payments of $10,000 to the Ranchers until financing is achieved and the remaining consideration will be paid to the Ranchers.

Additionally, Mount Hope Mines Inc. (“MHMI”), the lessor of the Mt. Hope Project (see Note 12), has agreed to purchase $500,000 of the Convertible Preferred Shares.  When the purchase transaction is closed later this month, the $500,000 will be used exclusively by the Company to advance funds to the LLC for the payment of the initial settlement amount to the Ranchers.   In addition to the Convertible Preferred Shares terms described in Note 2 above, MHMI has a one-time right to require the Company to redeem all or a portion of the Convertible Preferred Shares upon the receipt of a minimum of $5,000,000 from the close of Tranche 3 of the amended AMER Purchase Agreement.  Funding for the $1 million is to be advanced to the LLC by the Company, to preserve the joint venture’s existing reserve account.  General Moly is sourcing the remaining $500,000  from its available cash.

In exchange for General Moly advancing the $1 million initial funding, the EMLLC members have agreed to repay the $1 million advance from the proceeds of ongoing sales of non-critical EMLLC assets and lands.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References made in this Quarterly Report on Form 10-Q to “we,” “our,” “us,” or the “Company,” refer to General Moly, Inc.

The following discussion and analysis of our financial condition and results of operations constitutes management’s review of the factors that affected our financial and operating performance for the three months ended March 31, 2019, and 2018.  This discussion should be read in conjunction with the consolidated financial statements and notes thereto contained elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed on March 21, 2019.

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

The original Return of Contributions amount due to POS-Minerals is reduced, dollar for dollar, by the amount of capital contributions for equipment payments required from POS-Minerals under approved budgets of the LLC, as discussed further below.  As of March 31, 2019, this amount has been reduced by $2.4 million, consisting of POS-Mineral’s 20% share of equipment purchases, such that the remaining amount due to POS-Minerals is $33.6 million.  If Nevada Moly does not fund its additional capital contribution in order for the LLC to make the required Return of Contributions to POS-Minerals set forth above, POS-Minerals has an election to either make a secured loan to the LLC to fund the Return of Contributions or receive an additional interest in the LLC estimated to be 5%.  In the latter case, Nevada Moly’s interest in the LLC is subject to dilution by a percentage equal to the ratio of 1.5 times the amount of the unpaid Return of Contributions over the aggregate amount of deemed capital contributions (as determined under the LLC Agreement) of both parties to the LLC (“Dilution Formula”).  At March 31, 2019, the aggregate amount of deemed capital contributions of both parties was $1,088.5 million.

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

The Reserve Account

Effective January 1, 2015, Nevada Moly and POS-Minerals signed an amendment to the LLC Agreement under which a separate $36.0 million belonging to Nevada Moly, held by the LLC in a reserve account established in December 2012, is being released for the mutual benefit of both members related to annual jointly approved Mt. Hope Project expenses into 2021.  In January 2015, the reserve account funded a reimbursement of contributions made by the members during the fourth quarter of 2014, inclusive of $0.7 million to POS-Minerals and $2.7 million to Nevada Moly.  The remaining reserve account funds are now being used to pay ongoing jointly approved expenses of the LLC until the Company obtains full financing for its portion of the Mt. Hope Project construction cost, or until the reserve account is exhausted.  Any remaining funds after financing is obtained will be returned to the Company.  The balance of the reserve account was $6.2 million and $6.2 million at March 31, 2019 and December 31, 2018, respectively.  At May 1, 2019, the balance of the reserve account was $5.6 million.

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

Thereafter, on September 22, 2014, the Plaintiffs filed their notice of appeal to the U.S. Court of Appeals for the Ninth Circuit (“Ninth Circuit”) of the District Court’s dismissal.  Oral argument of the parties before the Ninth Circuit was completed on October 18, 2016.  On December 28, 2016, the Ninth Circuit issued its Opinion rejecting many of the arguments raised by the Plaintiffs challenging the Environmental Impact Statement ("EIS") completed for the Mt. Hope Project, but issuing a narrow reversal of the BLM's findings related to air quality analysis. Because of this technical deficiency, the Court vacated the ROD, and the BLM is conducting additional evaluation of air quality impacts and resulting cumulative impact analysis under the NEPA and a draft SEIS has been prepared.  The draft SEIS discloses additional information to the public related to the selection of appropriate background concentrations to use for dispersion modeling of air pollutants and information related to public water resources.  Because the SEIS must be prepared in accordance with the NEPA guidelines, the draft SEIS approval process includes three publications in the Federal Register, each of which may take several weeks to process.  The first of these publications is the Notice of Intent (“NOI”) which declares the BLM’s intent to prepare the SEIS.  The NOI was published in the Federal Register on July 19, 2017.  On March 6, 2019, the BLM published the Notice of Availability (“NOA”) in the Federal Register, commencing a 45-day public comment period.  On April 22, the the public comment period ended and we continue to work with the BLM to receive a new ROD, anticipated later in 2019, authorizing the eventual construction and operation of the Mt. Hope Project.

Environmental regulations related to reclamation require that the cost for a third party contractor to perform reclamation activities on the minesite be estimated.  In October 2015, we submitted a request to the BLM to reduce our reclamation liability to current surface disturbance.  Simultaneously, we submitted an application to NDEP-BMRR to modify the Reclamation Permit to reflect this reduced reclamation liability. On October 26, 2015, NDEP-BMRR approved the proposed permit modification, including the reduced reclamation liability amount.   On December 21, 2015, BLM approved the updated reclamation liability estimate, reducing the reclamation liability to approximately $2.8 million.  In early 2019, the Company submitted and BLM approved a required 3-year update to the reclamation liability estimate, resulting in an increased liability of approximately $3.1 million.  We worked with the LLC’s reclamation surety underwriters to satisfy the $2.8 million financial guarantee requirements under the approved amended PoO for the Mt. Hope Project and funded the $0.3 million increase in cash directly with the BLM in April 2019.  As of March 31, 2019, the surety bond program was funded with a cash collateral payment of $0.3 million.

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

The hearing concluded on September 21, 2018.  Effective April 30, 2019,  the Mt. Hope Project joint venture company, the LLC entered into a settlement agreement with a Kobeh Valley, Nevada ranching family (“Ranchers”), resolving the last set of protests pending before the Nevada State Engineer pertaining to the Mt. Hope Project’s water rights applications.

With the settlement, and upon satisfaction of all associated conditions, the Ranchers have agreed to withdraw all of their protests and forfeit any rights to judicial review of the Nevada State Engineer’s anticipated approval of the water applications and issuance of water permits.  Additionally, the Ranchers have agreed not to oppose any other proceedings with any state or federal agency related to the Mt. Hope Project.

Under this settlement, General Moly is working with the Nevada State Engineer to address potential permit terms for approval of the applications and receiving the water permits.

Key Terms of Settlement

Eureka County and the DNR

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

Additional contributions of $750,000 each will be made after the commencement of molybdenum production at the Mt. Hope Project and on the one year anniversary of production, for a total contribution obligation to the Sustainability Trust of $5.6 million, an increase of $1.6 million related to the terms of the Settlement. The amount has been accrued under mining properties, land, and water rights in General Moly’s financial statements in addition to the previously accrued $4.0 million resulting in a total accrual of $5.6 million.  The LLC has contributed $0.05 million into the Trust as of March 31, 2019.

The Sustainability Trust is tasked with developing and implementing programs that will serve to slow groundwater drawdown and thereby improve the sustainability of the agricultural economy in the Diamond Valley Hydrographic Basin.

Nevada Ranching Family

Having executed the settlement agreement, the LLC is obligated to fund an initial payment of $1 million into a trust account; distribution to the Ranchers will be pending issuance of the water permits.  Upon receipt of the dollars into the trust, the Ranchers have agreed to withdraw their protests and forfeit any judicial review of the anticipated approval of the water applications and issuance of the water permits from the Nevada State Engineer.

When conditions exist, inclusive of the receipt of water permits, for the LLC to secure project financing additional consideration representing less than 1.5 % of the remaining project capital budget will be payable to the Ranchers.  If the LLC has not secured Mt. Hope project financing within 12 months of the executed settlement agreement, the LLC will make monthly payments of $10,000 to the Ranchers until financing is achieved and the remaining consideration will be paid to the Ranchers.

Funding for the $1 million is to be advanced to the LLC by the Company, to preserve the joint venture’s existing reserve account.  General Moly is sourcing $500,000  from its available cash, and will receive the remaining $500,000 from closing a sale under the General Moly Preferred Convertible Shares private placement with Mount Hope Mines Inc. (“MHMI”) discussed in Note 13 above, the project’s claim/land lessor.

In exchange for General Moly advancing the $1 million initial funding, the EMLLC members have agreed to repay the
$1 million advance from the proceeds of ongoing sales of non-critical EMLLC assets and lands.

Capital & Operating Cost Estimates

Presently, the development of the Mt. Hope Project has a Project Capital Estimate of $1,312 million, which includes development costs of approximately $1,245 million and $67 million in cash financial guaranty/bonding requirements, advance royalty payments, and power pre-payment estimates.  These capital costs were updated in the third quarter of 2012, and were then escalated by approximately 3% in the third quarter of 2013, for those items not yet procured or committed to by contract.  The Mt. Hope Project has not materially changed in scope and remains currently designed at approximately 65% engineering completion, with solid scope definition.  The pricing associated with this estimate remains subject to escalation associated with equipment, construction labor and commodity price increases, and project delays, which will continue to be reviewed periodically.  The Project Capital Estimate does not include financing costs or amounts necessary to fund operating working capital and potential capital overruns, is subject to additional holding costs as financing activities for construction of the Mt. Hope Project are delayed, and may be subject to other escalation and de-escalation as contracts and purchase arrangements are finalized at then current pricing.  From October 2007 through the quarter ended March 31, 2019, the LLC spent approximately $295.4 million of the estimated $1,312 million on development of the Mt. Hope Project.

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

Equipment and Supply Procurement

Through March 31, 2019, the LLC has made deposits and/or final payments of $88.0 million on equipment orders.

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

Molybdenum Market Update

The recent molybdenum price in early May 2019 was approximately $12.30/lb, compared with $11.88/lb at yearend 2018 and $10.25 /lb at yearend 2017, according to Platts. The moly price ranged from a low of $10.70/lb to a high of $12.70/lb and averaged $11.78/lb during the first quarter, compared with $12.23/lb in a 1Q 2018.

While remaining volatile, molybdenum prices are expected to continue strengthening in 2019 and over the next several years, according to the CPM Group, a leading commodities research and consulting firm. CPM projects per pound average prices of $13.36 in 2019, $15.03 in 2020, $16.61 in 2021, and $17.53 to $17.71 in 2022-2025.

Approximately 70% of molybdenum’s first use is for steel production as molybdenum is a premier alloy to strengthen steel and make it corrosion resistant. Most of moly in steel is consumed by the specialty steels, an expanding, value-added segment accounting for approximately 10% of overall steel production. Within the specialty steels segment, stainless steel accounts for the largest use of molybdenum at 21% and full alloy steel accounts for 20% of total molybdenum consumption.Indicative of the continuing recovery of the global steel industry in general, the World Steel Association reported a strong 4.6 percent increase in crude steel global production to 1.8 million metric tons in 2018, led by a 6.6 percent increase in China, which accounted for a 51.3% share of global output in 2018. India increased its steel production by 4.9 percent to 106.5 million metric tons in 2018 over 2017, displacing Japan as the world’s second largest steel producing country. The United States, the fourth largest steel producing country, recorded a 6.2 percent increase to 86.7 million metric tons of steel output year over year.

The International Stainless Steel Forum (“ISSF”) estimates that 2018 global stainless steel production increased by 5.5% from 2017 to 50.7 million metric tons. China led the expansion showing a year-over-year increase of 3.7% to 26.7 million metric tons, accounting for approximately 53% of global stainless steel ouput.

In addition, demand has been strong for molybdenum due to increased output in oil country tubular goods (steel containing molybdenum), driven by a more robust oil and gas industry. CPM estimates 16% of molybdenum was consumed by the oil and gas industry in 2018, which while being a notable increase is below the historical pre-2014 average of 20%. Oil and gas drilling, including the shale industry, relies on specialty steel and high-strength tubular steel. Worldwide oil and gas drilling increased 2% year-over-year in the first quarter 2019, according to the global oil and gas rig count by Baker Hughes, a GE company.

On the supply side, the CPM Group estimates that the molybdenum market was near equilibrium with a growing deficit in 2019-2021. CPM projects that the deficit will shrink in 2022 followed by small surpluses in 2023-2025.

Molybdenum Weekly Spot Price (1/8/2004 - 4/26/2019)

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

Liquidity, Capital Resources and Capital Requirements

For the period from December 31, 2018 to March 31, 2019

Our total consolidated cash balance at March 31, 2019 was $1.1 million compared to $2.0 million at December 31, 2018, representing a decrease of $0.9 million due to a variety of cash inflows and outflows.  Outflows included $0.5 million in development costs for the Mt. Hope Project, $0.1 million at the Liberty Project, $1.0 million in general and administrative costs, offset by an inflow of funds released from a long-term funding mechanism associated with reclamation at the Mt. Hope Project of $0.4 million and funds received from the issuance of shares under a private placement of convertible preferred shares of $0.3 million.

The $36.0 million reserve account established in December of 2012, at the direction of the LLC management committee, was payable to Nevada Moly upon release, at which time the funds would have become available for use by the Company.  Effective January 1, 2015, Nevada Moly and POS-Minerals signed an amendment to the LLC agreement under which $36.0 million owed to Nevada Moly and held by the LLC in the reserve account will be released over the next few years, but only for the mutual benefit of both members related to jointly approved Mt. Hope Project expenses as discussed above.  The balance of the reserve account at March 31, 2019 was $6.2 million, compared to $6.2 million at December 31, 2018.

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

Based on our updated current operating forecast, including the drilling and exploration program, and the combination of the liquidity provided by the proceeds from the Redeemable Preferred Shares private placement, our public offering in October 2018 with our current cash on hand, the Company only expects to be able to fund its operations and meet its financial obligations late into the second quarter of 2019. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

With our cash conservation plan, our Corporate and Liberty related cash requirements have declined to approximately $1.2 million per quarter, exclusive of the drilling and exploration program, while all Mt. Hope Project related funding is payable out of the reserve account into 2021.  Accordingly, based on our current cash on hand and our ongoing cash conservation plan, the Company expects it will only have adequate liquidity in order to fund our working capital needs late into the second quarter of 2019.  Additional potential funding sources for the Company include public or private equity offerings, including closing or a negotiated acceleration of Tranche 3 with respect to the remaining $10.0 million investment from AMER described in Note 1 to the consolidated financial statements contained elsewhere in this report, or sale of other assets wholly-owned by the Company or with EMLLC partner POS-Minerals at the Mt. Hope Project.  There is no assurance that the Company will be successful in securing additional funding.  This could result in further cost reductions, contract cancellations, and potential delays which ultimately may jeopardize the development of the Mt. Hope Project.

Currently the Company has no plans or intentions to enter into restructuring or liquidation. The Company has engaged XMS Capital Partners, Headwall Partners, and Odinbrook Global Advisors (collectively, the “Advisors”) to assist in securing interim financing and negotiating with debt holders and other potential stakeholders. While the advisors would have the capability to assist with a restructuring if needed, we do not expect to need to engage them (or other parties) for these services at this time.

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

Total assets as of March 31, 2019 decreased to $328.8 million compared to $329.5 million as of December 31, 2018 primarily due to general and administrative expenses.

Other Capital Requirements

We also require additional capital to maintain our mining claims and other rights related to the Liberty Project, as well as continue payment of ongoing general and administrative costs associated with supporting our planned operations.

Results of Operations

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

For the three months ended March 31, 2019, we had a consolidated net loss of $1.5 million compared with a net loss of $2.8 million in the same period for 2018.

For the three months ended March 31, 2019 and 2018, exploration and evaluation expenses were $0.1 million and $0.2 million, due to ongoing care and maintenance expenses.

For the three months ended March 31, 2019 and 2018, general and administrative expenses were $1.3 million and $2.5 million, respectively.  We transitioned to a new accounting software in 2018, and as such, the amount for 2018 includes approximately $0.9 million in costs associated with accelerated depreciation of acquisition and installation costs associated with the prior system.

Interest expense for the three months ended March 31, 2019 and 2018 was $0.1 million and $0.2 million, respectively, due primarily to a larger downward non-cash mark to market adjustment related to the Senior Convertible Promissory Notes in 2019 than 2018.

Contractual Obligations

Through March 31, 2019, the LLC has made deposits and/or final payments of $88.0 million on equipment orders.  See “—Overview—Equipment and Supply Procurement” above.  Of these deposits, $71.7 million relate to fully fabricated items, primarily milling equipment, for which the LLC has additional contractual commitments of $2.0 million.  The remaining $16.3 million reflects both partially fabricated milling equipment, and non-refundable deposits on mining equipment.  As discussed in Note 12 to the consolidated financial statements contained elsewhere in this report, the mining equipment agreements remain cancellable with no further liability to the LLC. The underlying value and recoverability of these deposits and our mining properties in our consolidated balance sheets are dependent on the LLC’s ability to fund development activities that would lead to profitable production and positive cash flow from operations or proceeds from the disposition of these assets. There can be no assurance that the LLC will be successful in obtaining project financing, in generating future profitable operations, disposing of these assets or the Company securing additional funding in the future on terms acceptable to us or at all.  Our audited consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded assets or liabilities.

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

Obligations under capital and operating leases

We have contractual operating leases that will require a total of $237,000 in payments over the next three years.  Operating leases consist primarily of rents on office facilities and office equipment.  Our expected payments are $52,000, $91,000, and $93,000 for the years ended December 31, 2019, 2020, and 2021, respectively.

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

Interest Rate Risk

As of March 31, 2019, we had a balance of cash and cash equivalents of $1.1 million and restricted cash of $6.6 million.  Interest rates on short term, highly liquid investments have not changed materially since December 31, 2010, and continue to be 1% or less on an annualized basis.

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

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The hearing concluded on September 21, 2018.  Effective April 30, 2019,  the Mt. Hope Project joint venture company, the LLC entered into a settlement agreement with a Kobeh Valley, Nevada ranching family (“Ranchers”), resolving the last set of protests pending before the Nevada State Engineer pertaining to the Mt. Hope Project’s water rights applications.

With the settlement, and upon satisfaction of all associated conditions, the Ranchers have agreed to withdraw all of their protests and forfeit any rights to judicial review of the Nevada State Engineer’s anticipated approval of the water applications and issuance of water permits.  Additionally, the Ranchers have agreed not to oppose any other proceedings with any state or federal agency related to the Mt. Hope Project.

Under this settlement, General Moly is working with the Nevada State Engineer to address potential permit terms for approval of the applications and receiving the water permits.

Key Terms of Settlement

Eureka County and the DNR

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

Additional contributions of $750,000 each will be made after the commencement of molybdenum production at the Mt. Hope Project and on the one year anniversary of production, for a total contribution obligation to the Sustainability Trust of $5.6 million, an increase of $1.6 million related to the terms of the Settlement. The amount has been accrued under mining properties, land, and water rights in General Moly’s financial statements in addition to the previously accrued $4.0 million resulting in a total accrual of $5.6 million.  The LLC has contributed $0.05 million into the Trust as of March 31, 2019.

The Sustainability Trust is tasked with developing and implementing programs that will serve to slow groundwater drawdown and thereby improve the sustainability of the agricultural economy in the Diamond Valley Hydrographic Basin.

Nevada Ranching Family

Having executed the settlement agreement, the LLC is obligated to fund an initial payment of $1 million into a trust account; distribution to the Ranchers will be pending issuance of the water permits.  Upon receipt of the dollars into the trust, the Ranchers have agreed to withdraw their protests and forfeit any judicial review of the anticipated approval of the water applications and issuance of the water permits from the Nevada State Engineer.

When conditions exist, inclusive of the receipt of water permits, for the LLC to secure project financing additional consideration representing less than 1.5 % of the remaining project capital budget will be payable to the Ranchers.  If the LLC has not secured Mt. Hope project financing within 12 months of the executed settlement agreement, the LLC will make monthly payments of $10,000 to the Ranchers until financing is achieved and the remaining consideration will be paid to the Ranchers.

Funding for the $1 million is to be advanced to the LLC by the Company, to preserve the joint venture’s existing reserve account.  General Moly is sourcing $500,000  from its available cash, and will receive the remaining $500,000 from closing a sale under the General Moly Preferred Convertible Shares private placement with Mount Hope Mines Inc. (“MHMI”) as discussed in Note 13 above, the project’s claim/land lessor.

In exchange for General Moly advancing the $1 million initial funding, the EMLLC members have agreed to repay the
$1 million advance from the proceeds of ongoing sales of non-critical EMLLC assets and lands.

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

Thereafter, on September 22, 2014, the Plaintiffs filed their notice of appeal to the U.S. Court of Appeals for the Ninth Circuit (“Ninth Circuit”) of the District Court’s dismissal.  Oral argument of the parties before the Ninth Circuit was completed on October 18, 2016.  On December 28, 2016, the Ninth Circuit issued its Opinion rejecting many of the arguments raised by the Plaintiffs challenging the Environmental Impact Statement ("EIS") completed for the Mt. Hope Project, but issuing a narrow reversal of the BLM's findings related to air quality analysis. Because of this technical deficiency, the Court vacated the ROD, and the BLM is conducting additional evaluation of air quality impacts and resulting cumulative impact analysis under the NEPA and an SEIS will be prepared.  The SEIS will disclose additional information to the public related to the selection of appropriate background concentrations to use for dispersion modeling of air pollutants and information related to public water resources.  Because the SEIS must be prepared in accordance with the NEPA guidelines, the SEIS process will include three publications in the Federal Register, each of which may take several weeks to process.  The first of these publications is the Notice of Intent (“NOI”) which declares the BLM’s intent to prepare the SEIS.  The NOI was published in the Federal Register on July 19, 2017.  On March 6, 2019, the BLM published the Notice of Availability (“NOA”) in the Federal Register, commencing a 45-day public comment period.  On April 22, the public comment period ended and we continue to work with the BLM to receive a new ROD, anticipated later in 2019, authorizing the eventual construction and operation of the Mt. Hope Project.

ITEM 1A.RISK FACTORS.

Our Annual Report on Form 10-K for the year ended December 31, 2018, including the discussion under the heading “Risk Factors” therein, and this report describe risks that may materially and adversely affect our business, results of operations or financial condition.  The risks described in our Annual Report on Form 10-K and this report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operations.

Special Note Regarding Forward-Looking Statements

Certain statements in this report may constitute forward-looking statements, which involve known and unknown risks, uncertainties and other factors, which may cause actual results, performance or achievements of our Company, the Mt. Hope Project, Liberty Project and our other projects, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  We use the words “may,” “will,” “believe,” “expect,” “anticipate,” “intend,” “future,” “plan,” “estimate,” “potential” and other similar expressions to identify forward-looking statements.  These forward-looking statements are subject to a number of risks, uncertainties and assumptions that could cause actual results to differ materially from those in the forward looking statements. Such risks, uncertainties and assumptions are described in the “Risk Factors” section included in our Annual Report on Form 10-K for the year ended December 31, 2018, and this report, and include, among other things:

•	our investors may lose their entire investment in our securities;
•

we may be unable to obtain re-authorized water rights and permits, including a new Record of Decision approving a supplemental Environmental Impact Statement, which permits may be subject to further judicial appeals, and may further delay the development of the Mt. Hope Project;

•	we may be unable to redeem the Senior Convertible and non-convertible Senior Promissory Notes in December 2019 without sufficient additional liquidity;
•	our profitability depends largely on the success of the Mt. Hope Project, the failure of which would have a material adverse effect on our financial condition;
•	we have not obtained, and may not obtain, alternative project financing, which could cause additional delays or expenses in developing the Mt. Hope Project;
•	certain conditions under the AMER transaction documents may not be met, further delaying our ability to begin construction of the Mt. Hope Project;
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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.MINE SAFETY DISCLOSURES

None.

ITEM 5.OTHER INFORMATION

As previously disclosed, on March 28, 2019, the Company executed the Series A Purchase Agreement with Bruce D. Hansen, the Company’s Chief Executive Officer, and Robert I. Pennington, the Company’s Chief Operating Officer (collectively the “Investors”), effective as of March 21, 2019.  Pursuant to the Series A Purchase Agreement, the Investors agreed to purchase up to $900,000 of Convertible Preferred Shares of the Company in up to three closings, the first of which occurred on March 28, 2019.  On April 29, 2019, the Company and the Investors completed the second closing of $300,000 of Convertible Preferred Shares, or 3,000 shares, as follows:

Investor Name	Number of Convertible Preferred Shares
Bruce D. Hansen	2,667
Robert I. Pennington	333

ITEM 6.EXHIBITS

Exhibit Number	Description of Exhibit
3.1	Certificate of Designations of Series A Preferred Stock. (Filed as Exhibit 3.1 to our Current Report on Form 8-K filed on March 28, 2019.)
10.1

Securities Purchase Agreement dated effective March 21, 2019, by and among General Moly, Inc. and each of the persons whose names are set forth on the Schedule of Investors attached thereto as Exhibit A (Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on March 28, 2019.)

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

Dated: May 14, 2019

GENERAL MOLY, INC.

By:	/s/ Amanda J. Corrion
Amanda Corrion
Principal Accounting Officer and Duly Authorized Officer