Form 10-Q
period 2019-06-30
General Moly, Inc
filed 2019-08-13
CIK 1275229

un

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

The number of shares outstanding of issuer’s common stock as of August 5, 2019, was 138,220,332.

PART I - FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

GENERAL MOLY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	June 30,	December 31,
	2019	2018
	(unaudited)
ASSETS:
CURRENT ASSETS
Cash and cash equivalents	$409	$2,016
Deposits, prepaid expenses and other current assets	239	62
Total Current Assets	648	2,078
Mining properties, land and water rights	229,991	229,175
Deposits on project property, plant and equipment	87,972	88,124
Restricted cash held at EMLLC	5,595	6,167
Restricted cash and investments held for reclamation bonds	416	834
Non-mining property and equipment, net	36	40
Other assets	3,104	3,076
TOTAL ASSETS	$327,762	$329,494
LIABILITIES, CRNCI, AND EQUITY:
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$661	$574
Promissory Notes	1,340	1,340
Senior Convertible Promissory Notes	5,885	5,807
Accrued advance royalties	500	500
Total Current Liabilities	8,386	8,221
Provision for post closure reclamation and remediation costs	1,858	1,769
Accrued advance royalties	5,700	5,700
Accrued payments to Agricultural Sustainability Trust	5,500	5,500
Return of Contributions Payable to POS-Minerals	33,641	33,641
Other accrued liabilities	2,354	2,125
Total Liabilities	57,439	56,956

COMMITMENTS AND CONTINGENCIES - NOTE 12

CONTINGENTLY REDEEMABLE NONCONTROLLING INTEREST ("CRNCI")	172,250	172,261
CONVERTIBLE PREFERRED SHARES	1,400	—
	173,650	172,261
EQUITY
Common stock, $0.001 par value; 650,000,000 and 650,000,000 shares authorized, respectively, 138,220,332 and 137,114,804 shares issued and outstanding, respectively	138	137
Additional paid-in capital	291,558	291,266
Accumulated deficit during exploration and development stage	(195,023)	(191,126)
Total Equity	96,673	100,277
TOTAL LIABILITIES, CRNCI, AND EQUITY	$327,762	$329,494

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOLY, INC. (“GMI”)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited — In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018
REVENUES	$—	$—	$—	$—

OPERATING EXPENSES:
Exploration and evaluation	102	147	206	306
General and administrative expense	1,962	2,733	3,260	5,205
TOTAL OPERATING EXPENSES	2,064	2,880	3,466	5,511

(LOSS) FROM OPERATIONS	(2,064)	(2,880)	(3,466)	(5,511)

OTHER INCOME/(EXPENSE):
Interest expense	(387)	(225)	(442)	(387)
TOTAL OTHER (EXPENSE)/INCOME, NET	(387)	(225)	(442)	(387)

(LOSS) BEFORE INCOME TAXES	(2,451)	(3,105)	(3,908)	(5,898)

Income Taxes	—	—	—	—

CONSOLIDATED NET (LOSS)	$(2,451)	$(3,105)	$(3,908)	$(5,898)
Less: Net loss attributable to CRNCI	(25)	174	11	358
NET LOSS ATTRIBUTABLE TO GMI	$(2,476)	$(2,931)	$(3,897)	$(5,540)
Basic and diluted net loss attributable to GMI per share of common stock	$(0.02)	$(0.02)	$(0.03)	$(0.05)
Weighted average number of shares outstanding — basic and diluted	137,797	127,983	137,635	115,877

COMPREHENSIVE (LOSS)	$(2,476)	$(2,931)	$(3,897)	$(5,540)

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOLY, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited — In thousands, except number of shares and per share amounts)

	Common		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total
Balances, December 31, 2017	125,802,023	$126	$288,041	$(180,382)	$107,785
Issuance of Units of Common Stock:
Issued pursuant to stock awards	195,000	—	—	—	—
Stock-based compensation	—	—	290	—	290
Restricted stock net share settlement	798,481	1	(173)	—	(172)
Issued under at-the-market trading mechanism	1,168,300	1	495	—	496
Net loss for the period ended March 31, 2018	—	—	—	(2,609)	(2,609)
Balances, March 31, 2018	127,963,804	$128	$288,653	$(182,991)	$105,790
Issuance of Units of Common Stock:
Stock-based compensation	—	—	204	—	204
Net loss for the period ended June 30, 2018	—	—	—	(2,931)	(2,931)
Balances, June 30, 2018	127,963,804	$128	$288,857	$(185,922)	$103,063

	Common		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total
Balances, December 31, 2018	137,114,804	$137	$291,266	$(191,126)	$100,277
Issuance of Units of Common Stock:
Issued pursuant to stock awards	135,000	—	—	—	—
Stock-based compensation	—	—	25	—	25
Restricted stock net share settlement	276,328	—	(1)	—	(1)
Net loss for the period ended March 31, 2019	—	—	—	(1,421)	(1,421)
Balances, March 31, 2019	137,526,132	$137	$291,290	$(192,547)	$98,880
Issuance of Units of Common Stock:
Stock-based compensation	—	—	21	—	21
Warrant Exercise	694,200	1	247	—	248
Net loss for the period ended June 30, 2019	—	—	—	(2,476)	(2,476)
Balances, June 30, 2019	138,220,332	$138	$291,558	$(195,023)	$96,673

GENERAL MOLY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited — In thousands)

	Six Months Ended
	June 30,	June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net loss	$(3,908)	$(5,898)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	67	1,767
Non-cash interest expense	78	19
Income realized on lease of water rights	(13)	(13)
Stock-based compensation for employees and directors	47	424
Decrease (increase) in deposits, prepaid expenses and other	(177)	68
Decrease in accounts payable and accrued liabilities	301	112
(Decrease) increase in post closure reclamation and remediation costs	35	(38)
Net cash used by operating activities	(3,570)	(3,559)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase and development of mining properties, land and water rights	(822)	(906)
Deposits on property, plant and equipment	152	(116)
Decrease in restricted cash	(16)	—
Net cash used by investing activities	(686)	(1,022)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock proceeds, net of issuance costs	1,643	324
Net cash provided/(used) by financing activities:	1,643	324
Net (decrease) in cash, cash equivalents and restricted cash	(2,613)	(4,257)
Cash, cash equivalents and restricted cash, beginning of period	8,617	18,374
Cash, cash equivalents and restricted cash, end of period	$6,004	$14,117

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of capitalized	$365	$366

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Equity compensation capitalized as development	$3	$70
Noncash change in deposits on property, plant and equipment	—	69

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

The Company conducted exploration and evaluation activities from January 1, 2002 until October 4, 2007, when our Board of Directors (“Board”) approved the development of the Mt. Hope molybdenum property (“Mt. Hope Project”) in Eureka County, Nevada.  The Mt. Hope Project is leased and operated by Eureka Moly, LLC, an indirectly held 80% subsidiary of the Company (“EMLLC” or the “LLC”).  The Company is continuing its efforts to both obtain financing for and develop the Mt. Hope Project.  However, the combination of depressed molybdenum prices and challenges to our permits have further delayed ongoing development at the Mt. Hope Project.

Additionally, in late 2018 we completed a 9-hole drill program on the Mt. Hope property, focused on the area where previously identified copper-silver-zinc-mineralized skarns have been identified, immediately adjacent to the Mt. Hope molybdenum deposit.

We also continue to evaluate our Liberty molybdenum and copper property (“Liberty Project”) in Nye County, Nevada.

Liquidity and Management’s Plans

Our current working capital is negative and the Convertible Notes issued in 2014 will become due in December 2019.  See “NOTE 5 – CURRENT DEBT” for further information on the Convertible Notes.  Based on our current operating forecast, which takes into consideration the facts and circumstances described above, and the fact that we currently do not generate any revenue, the Company does not expect to be able to fund its current operations and meet its financial obligations for a period of at least 12 months from the issuance of these financials.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  If we are unable to meet our obligations, we would be forced to cease operations, in which event investors may lose their entire investment in our company.  Subsequent to the end of this quarter, our largest shareholder, AMER International Group (“AMER”) failed to timely fund and close its obligation to purchase $10 million of common stock from the Company under Tranche 3 of the AMER Investment Agreement and is now in default.  See “NOTE 12 – SUBSEQUENT EVENTS” below regarding AMER’s default to its obligation with respect to Tranche 3.  As a result of this default, the Company will have inadequate cash to continue operations and will have to evaluate its options going forward including pursuing asset sales, short term financing options and, if unsuccessful in obtaining sufficient financing, the possibility of seeking bankruptcy protection.

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

On April 12, 2017, the Company filed a prospectus supplement in both Canada and the United States which enabled the Company, at its discretion from time to time, to sell up to $20 million worth of common shares by way of an “at-the-market” offering (the “ATM”).  Since the effectiveness of the prospectus supplement by the SEC on April 26, 2017 to June 30, 2019, a total of 1,168,300 common shares have been sold under the ATM, for net proceeds to the Company of $0.5 million.  In October 2018, the Company completed a public offering of 9,125,000 units consisting of one share of common stock and one warrant to purchase one share of common stock resulting in net proceeds to the Company of $1,900,000.  In conjunction with the public offering in October 2018, the Company agreed to suspend the ATM facility for a period of 2 years.

Based on our current operating forecast, our current cash on hand, and the convertible preferred share purchase agreement implemented in March and August 2019, discussed below, the Company only expects to be able to fund its operations and meet its financial obligations into September 2019.  There can be no assurance that the Company will be successful in obtaining the financing required to complete the Mt. Hope Project, or in raising additional financing in the future on terms acceptable to the Company, or at all.

On March 13, 2019, the Company announced that its Board of Directors has retained XMS Capital Partners, Headwall Partners, and Odinbrook Global Advisors (collectively, the “Advisors”), as financial advisors to assist the Board and management with evaluating and recommending strategic alternatives.

The range of strategic alternatives being evaluated include sourcing of potential incremental capital financing, sale of interest(s) in the assets of the Company or the Company itself and restructuring of the Convertible Notes issued in a December 2014 private placement, which mature in December 2019.

Additional potential funding sources for the Company include public or private equity offerings, including sale of other assets wholly-owned by the Company or with EMLLC partner POS-Minerals at the Mt. Hope Project.  The Company is obligated to use a portion of the proceeds from the sales of assets owned by the Company to pre-pay the Convertible Notes. There is no assurance that the Company will be successful in securing additional funding.  This could result in further cost reductions, contract cancellations, and potential delays which ultimately may jeopardize the development of the Mt. Hope Project.

Currently the Company has no plans or intentions to enter into restructuring or liquidation. The Company has engaged the Advisors to assist in securing interim financing and negotiating with debt holders and other potential stakeholders. While the advisors would have the capability to assist with a restructuring if needed, we do not intend to engage them (or other parties) for these services at this time.

Additional funding for the Mt. Hope Project, will allow us to restart equipment procurement, and agreements that were suspended or terminated will be renegotiated under current market terms and conditions, as necessary.  In the event of an extended delay related to availability of the Company’s portion of full financing for the Mt. Hope Project, the Company will make its best efforts to work with its EMLLC joint venture partner POS-Minerals to revise procurement and construction commitments to preserve liquidity, including Mt. Hope Project equipment deposits and pricing structures.  There can be no assurance that additional funding will be obtained.

Additionally, on March 28, 2019, the Company executed a Securities Purchase Agreement (the “Series A Purchase Agreement”) with Bruce D. Hansen, the Company’s Chief Executive Officer, and Robert I. Pennington, the Company’s Chief Operating Officer (collectively the “Investors”), effective as of March 21, 2019.  Pursuant to the Series A Purchase Agreement, the Investors agreed to purchase up to $900,000 of convertible shares of Series A Preferred Stock, par value $0.001 per share (the “Series A Convertible Preferred Shares”), of the Company.  The Company requested three separate closings of sales of Series A Convertible Preferred Shares to the Investors between the date of the Series A Purchase Agreement and June 30, 2019.  Each closing was in the amount of $300,000 of Series A Convertible Preferred Shares.

The Series A Convertible Preferred Shares were priced at $100.00/preferred share, convertible at any time at the holder’s discretion into common shares whereby one preferred share converts at a price of $0.27/common share to 370.37 common shares. The conversion price was set as the closing price of the common stock on March 12, 2019, which was the day before announcement of the private placement. The Series A Convertible Preferred Shares carry a 5% annual dividend, which may be paid, in the Company’s sole discretion, in cash, additional shares or a combination thereof.  Upon maturity or full repayment of the $7.2 million Convertible Note debt, described below, currently outstanding, there will be mandatory redemption of the Series A Convertible Preferred Shares into equivalent cash for the principal invested, plus any accrued and unpaid dividends.

On May 2, 2019, the Company also executed a Securities Purchase Agreement (the “MHMI Series A Purchase Agreement”) with Mount Hope Mines, Inc. (“MHMI”), later assigned in part to members of MHMI individually.  Pursuant to the MHMI Series A Purchase Agreement, MHMI agreed to  purchase $500,000 of Series A Convertible Preferred Shares, as  described above.

Like the Investors described above, the Series A Convertible Preferred Shares were issued at a price of $100.00 per share, and each Series A Convertible Preferred Share will be convertible at any time at the holder’s discretion into 370.37 shares of common stock of the Company.  The Series A Convertible Preferred Shares carry a 5% annual dividend, which may be paid, in the Company’s sole discretion, in cash, additional shares or a combination thereof.  Upon maturity or full repayment of the $7.2 million Convertible Note debt currently outstanding, there will be mandatory redemption of the preferred shares into equivalent cash for the principal invested, plus any accrued and unpaid dividends.

On August 5, 2019, the Company executed a Securities Purchase Agreement (the “Series B Purchase Agreement”) with the Investors.  Pursuant to the Series B Purchase Agreement, the Investors agreed to purchase up to $400,000 of convertible shares of Series B Preferred Stock, par value $0.001 per share (the “Series B Convertible Preferred Shares”), of the Company.  This transaction closed on August 7, 2019.  See NOTE 12 – SUBSEQUENT EVENTS” below.

The Company believes these transactions will assist with very near term liquidity necessary for the Company to operate into September 2019 .  However, this does not alleviate the substantial doubt about our ability to continue to operate as a going concern.

We continue to work with our long-lead vendors to manage the timing of contractual payments for milling equipment.  The following table sets forth the LLC’s remaining cash commitments under these equipment contracts (collectively, “Purchase Contracts”) at June 30, 2019 (in millions):

As of
June 30,
Year	2019 *
2019	$—
2020	0.6
Total	$0.6

*All amounts are commitments of the LLC, and as a result of the agreement between Nevada Moly and POS-Minerals are to be funded by the reserve account, now $5.6 million as discussed above in Note 1, until such time that the Company obtains financing for its portion of construction costs at the Mt. Hope Project or until the reserve account balance is exhausted, and thereafter are to be funded 80% by Nevada Moly and 20% by POS-Minerals.  POS-Minerals remains obligated to make capital contributions for its 20% portion of equipment payments required by approved budgets of the LLC, and such amounts contributed by the reserve account on behalf of POS-Minerals will reduce, dollar for dollar, the amount of capital contributions that the LLC is required to return to POS-Minerals, described under Note 1 above.

If the LLC does not make the payments contractually required under these purchase contracts, it could be subject to claims for breach of contract or to cancellation of the respective purchase contract.  In addition, the LLC may proceed to selectively suspend, cancel or attempt to renegotiate additional purchase contracts, if necessary, to further conserve cash.  If the LLC cancels or breaches any contracts, the LLC will take all appropriate action to minimize any losses, but could be subject to liability under the contracts or applicable law.  The cancellation of certain key contracts could cause a delay in the commencement of operations, and could add to the cost to develop the Company’s interest in the Mt. Hope Project.

Through June 30, 2019, the LLC has made deposits and/or final payments of $88.0 million on equipment orders.  Of these deposits, $71.7 million relate to fully fabricated items, primarily milling equipment, for which the LLC has additional contractual commitments of $0.6 million noted in the table above.  The remaining $16.3 million reflects both partially fabricated milling equipment, and non-refundable deposits on mining equipment.  As discussed in Note 11, the mining equipment agreements remain cancellable with no further liability to the LLC.  The underlying value and recoverability of these deposits and our mining properties in our consolidated balance sheets are dependent on the LLC’s ability to fund development activities that would lead to profitable production and positive cash flow from operations, or proceeds from the sale of these assets. There can be no assurance that the LLC will be successful in generating future profitable operations, selling these assets or that the Company will secure additional funding in the future on terms acceptable to us or at all.  Our consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded assets or liabilities.

All Mt. Hope Project related funding is payable out of the reserve account, the balance of which was $5.6 million and $6.2 million at June 30, 2019 and December 31, 2018, respectively.  As of July 15, 2019, the balance of the reserve account was $5.2 million.  Corporate general and administrative expenses and costs associated with the maintenance of the Liberty Project are not covered by the Reserve Account.  Additional potential funding sources include public or private equity offerings or sale of other assets owned by the Company, although a portion of any major asset sales may be owed to POS-Minerals and the senior note holders.  There is no assurance that the Company will be successful in securing additional funding.  This could result in further cost reductions, contract cancellations, and potential delays which ultimately may jeopardize the development of the Mt. Hope Project.

The Mt. Hope Project

From October 2005 to January 2008, we owned the rights to 100% of the Mt. Hope Project.  Effective as of January 1, 2008, we contributed all of our interest in the assets related to the Mt. Hope Project, including the Mt. Hope Lease, into EMLLC, and in February 2008 entered into a joint venture agreement (“LLC Agreement”) for the development and operation of the Mt. Hope Project with POS-Minerals Corporation (“POS-Minerals”).  Under the LLC Agreement, POS-Minerals owns a 20% interest in the LLC and General Moly, through Nevada Moly, LLC (“Nevada Moly”), a wholly-owned subsidiary, owns an 80% interest.  The ownership interests and/or required capital contributions under the LLC Agreement can change as discussed below.

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

The original Return of Contributions amount due to POS-Minerals is reduced, dollar for dollar, by the amount of capital contributions for equipment payments required from POS-Minerals under approved budgets of the LLC, as discussed further below.  During the period January 1, 2015 to June 30, 2019, this amount has been reduced by $2.4 million, consisting of 20% of an $8.4 million principal payment made on milling equipment in March 2015, a $2.2 million principal payment made on electrical transformers in April 2015, and a $1.2 million principal payment made on milling equipment in April 2016, such that the remaining amount due to POS-Minerals is $33.6 million.  If Nevada Moly does not fund its additional capital contribution in order for the LLC to make the required Return of Contributions to POS-Minerals set forth above, POS-Minerals has an election to either make a secured loan to the LLC to fund the Return of Contributions, or receive an additional interest in the LLC estimated to be 5%.  In the latter case, Nevada Moly’s interest in the LLC is subject to dilution by a percentage equal to the ratio of 1.5 times the amount of the unpaid Return of Contributions over the aggregate amount of deemed capital contributions (as determined under the LLC Agreement) of both parties to the LLC (“Dilution Formula”).  At June 30, 2019, the aggregate amount of deemed capital contributions of both parties was $1,089.0 million.

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

Effective January 1, 2015,  Nevada Moly and POS-Minerals signed an amendment to the LLC Agreement under which a separate $36.0 million owed to Nevada Moly, held by the LLC in a reserve account established in December 2012, is being released for the mutual benefit of both members related to the jointly approved Mt. Hope Project expenses through 2021.  In January 2015, the reserve account funded a reimbursement of contributions made by the members during the fourth quarter of 2014, inclusive of $0.7 million to POS-Minerals and $2.7 million to Nevada Moly.  The remaining reserve account funds are now being used to pay ongoing jointly approved expenses of the LLC until the Company obtains full financing for its portion of the Mt. Hope Project construction cost, or until the reserve account is exhausted.  Any remaining funds after financing is obtained will be returned to the Company.  The balance of the reserve account was $5.6 million and $6.2 million at June 30, 2019 and December 31, 2018, respectively.

Agreement with AMER International Group (“AMER”)

Private Placement

This description of the AMER Investment Agreement is provided as background to the dispute with AMER.  Subsequent to the end of the second quarter, AMER defaulted on its obligation to fund Tranche 3 under the AMER Investment Agreement described in this section.  In April 2015, the Company and AMER entered into a private placement for 40.0 million shares of the Company’s common stock and warrants to purchase 80.0 million shares of the Company’s common stock, priced using the trailing 90-day volume weighted average price (“VWAP”) of $0.50 on April 17, 2015, the date the Investment and Securities Purchase Agreement (“AMER Investment Agreement”) was signed. General Moly received stockholder approval of the transaction at its 2015 Annual Meeting, and of material amendments to the transaction at a special meeting held in December 2017.

On November 2, 2015, the Company and AMER entered into an amendment to the AMER Investment Agreement, utilizing a three-tranche investment.  The first tranche of the amended AMER Investment Agreement closed on November 24, 2015 for a $4.0 million private placement representing 13.3 million shares, priced at $0.30 per share, and warrants (“the AMER Warrants”) to purchase 80.0 million shares of common stock at $0.50 per share, which will become exercisable upon availability of an approximately $700.0 million senior secured loan (“Bank Loan”). The funds received from the $4.0 million private placement were divided evenly between general corporate purposes and an expense reimbursement account available to both AMER and the Company to cover anticipated Mt. Hope financing costs and other jointly sourced business development opportunities. In addition, AMER and General Moly entered into a Stockholder Agreement allowing AMER to nominate a director to the General Moly Board of Directors and additional directors following the close of Tranche 3, discussed below, and drawdown of the Bank Loan.  The Stockholder Agreement also governs amer’s acquisition and transfer of General Moly shares.  Prior to closing the first tranche the parties agreed to eliminate certain conditions to closing.  Following the closing, AMER nominated Tong Zhang to serve as a director of the Company, and he was appointed by the Board of Directors on December 3, 2015.  Mr. Zhang was nominated by the Board of Directors to stand for election at the 2018 General Meeting of Stockholders and was elected by the stockholders to serve as a Class II director for a three (3) year term expiring in 2021, subject to re-election.  On July 29, 2019, Mr. Zhang resigned from the Board of Directors.

On October 16, 2017, the Company and AMER announced the closure of the second tranche of the parties’ three-tranche financing agreement.  At the close of the second tranche, General Moly issued 14.6 million shares to AMER, priced at the volume weighted average price (“VWAP”) for the 30-day period ending August 7, 2017 (the date of the parties’ Amendment No. 2 to the AMER Investment Agreement) of $0.41 per share for a private placement of $6.0 million by AMER.  $5.5 million of the equity sale proceeds were available for general corporate purposes, while $0.5 million was held in the expense reimbursement account established at the first tranche 1 close to cover costs related to the Mt. Hope Project financing and other jointly sourced business development opportunities.

The third tranche of the amended investment agreement will include a $10.0 million private placement representing 20.0 million shares, priced at $0.50 per share (“Tranche 3”).  Closing of Tranche 3 is conditioned upon the earlier of the reissuance of water permits for the Mt. Hope Project or completion of a joint business opportunity involving use of 10.0 million shares of General Moly stock. After the third tranche of the agreement closes, AMER may nominate a second director to General Moly’s Board of Directors.  See “NOTE 12 – SUBSEQUENT EVENTS” below regarding AMER’s default to its obligation with respect to Tranche 3.

The issuance of shares in connection with the third tranche of the AMER Investment Agreement was approved by General Moly stockholders in December 2017 at a Special Meeting of Stockholders.

The Company and AMER have jointly evaluated other potential opportunities, ranging from outright acquisitions and privatizations, or significant minority interest investments with a focus on base metal and ferro-alloy prospects, where the Company would benefit from management fees, minority equity interests, or the acquisition of both core and non-core assets.  The Company and AMER have considered but not completed any such transactions to date and we are not currently evaluating potential opportunities with AMER.  From commencement of the AMER Investment Agreement in 2015 to June 30, 2019, the Company and AMER have spent approximately $2.5 million from the expense reimbursement account described above in connection with such evaluations.

Bank Loan

As set forth in the AMER Investment Agreement, AMER has agreed to work cooperatively with the Company upon the return of sustained improved molybdenum prices and the receipt of our water permits to procure and support a senior secured term loan (“Bank Loan”) of approximately $700 million from a major Chinese bank or banks for the development of the Mt. Hope Project, and to provide a guarantee for the Bank Loan.  As indicated above, AMER defaulted on Tranche 3 of the AMER Investment Agreement in July 2019.  Based on this default, the Company believes that it will be required to secure alternative financing for the development of the Mt. Hope Project and is currently exploring options.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Accounting Method

Our financial statements are prepared using the accrual basis of accounting in accordance with GAAP.  With the exception of the LLC, all of our subsidiaries are wholly owned.  In February 2008, we entered into the LLC Agreement, which established our ownership interest in the LLC at 80%.  The consolidated financial statements include all of our wholly owned subsidiaries and the LLC.  The POS-Minerals contributions attributable to their 20% interest are shown as Contingently Redeemable Noncontrolling Interest on the Consolidated Balance Sheet.  The net loss attributable to contingently redeemable noncontrolling interest is reflected separately on the Consolidated Statement of Operations and reduces the Contingently Redeemable Noncontrolling Interest on the Consolidated Balance Sheet.  Net losses of the LLC are attributable to the members of the LLC based on their respective ownership percentages in the LLC.  During the three and six months ended June 30, 2019, the LLC had a $27,000 and $54,000 loss, respectively, primarily associated with accretion of its reclamation obligations, of which $5,000 and $11,000, was attributed to the Contingently Redeemable Noncontrolling Interest.

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

Asset Impairments

We evaluate the carrying value of long-lived assets to be held and used, using a fair-value based approach when events and circumstances indicate that the related carrying amount of our assets may not be recoverable.  Significant declines in the overall economic environment, molybdenum and copper prices may be considered as impairment indicators for the purposes of these impairment assessments.  Additionally, failure to secure our mining permits, including our water rights, or revocation of our permits, may be considered as impairment indicators for the purposes of these impairment assessments.  In accordance with U.S. GAAP, the carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flows from such asset is less than its carrying value.  In that event, an impairment charge will be recorded in our Consolidated Statement of Operations and Comprehensive Loss based on the difference between book value and the estimated fair value of the asset computed using discounted future cash flows, or the application of an expected fair value technique in the absence of an observable market price.  Future cash flows include estimates of recoverable quantities to be produced from estimated proven and probable mineral reserves, commodity prices (considering current and historical prices, price trends and related factors), production quantities and capital expenditures, all based on life-of-mine plans and projections.  In estimating future cash flows, assets are grouped at the lowest level for which identifiable cash flows exist that are largely independent of cash flows from other asset groups.  Generally, in estimating future cash flows, all assets are grouped at a particular mine for which there are identifiable cash flows.  Management has evaluated the circumstances of the AMER default and has concluded the default is a third quarter event and therefore not a triggering event as of June 30, 2019.  While at June 30, 2019, we have not identified any impairment triggering events that would indicate any of our long-lived assets are impaired, there can be no assurance that there will not be asset impairments if commodity prices experience a sustained decline and/or if there are significant downward adjustments to estimates of recoverable quantities to be produced from proven and probable mineral reserves or production quantities, and/or upward adjustments to estimated operating costs and capital expenditures, all based on life-of-mine plans and projections.  Additionally, should we be unable to secure alternative financing following the default of AMER to fund Tranche 3 under the AMER Investment Agreement, we may be required to consider an impairment to our assets as of September 30, 2019.

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

	June 30, 2019	December 31, 2018
	(in thousands)
Cash and cash equivalents	409	2,016
Restricted cash held at EMLLC	5,595	6,167
Restricted cash and investments held for reclamation bonds	—	434
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	6,004	8,617

As of June 30, 2019, the LLC had $0.3 million in cash deposits associated with reclamation bonds, which are accounted for as restricted cash.  Another $0.1 million in cash collateral is associated with surety bonds at the Liberty Project.  These amounts are considered investments and are not included in cash and cash equivalents for purposes of the Statement of Cash Flows.  As of December 31, 2018, the LLC had an additional $0.4 million in a long-term funding mechanism, which was accounted for as restricted cash.  The $0.4 million held in a long-term funding mechanism was redeemed and is included in cash and cash equivalents as of June 30, 2019.

Basic and Diluted Net Loss Per Share

Net loss per share was computed by dividing the net loss attributable to the Company by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Outstanding awards as of June 30, 2019 and December 31, 2018, respectively, were as follows:

	June 30, 2019	December 31, 2018
Warrants	97,991,800	98,686,000
Shares Issued upon conversion of Senior Notes	5,910,000	5,910,000
Unvested Stock Awards	2,001,268	2,401,268
Stock Appreciation Rights	938,667	938,667

These awards were not included in the computation of diluted loss per share for the three and twelve months ended June 30, 2019 and December 31, 2018, respectively, because to do so would have been anti-dilutive.  Therefore, basic loss per share is the same as diluted loss per share.

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

The Convertible Notes bear interest at a rate of 10.0% per annum, payable in cash quarterly in arrears on each March 31, June 30, September 30, and December 31. The Convertible Notes are convertible at any time in an amount equal to 80% of the greater of (i) the average volume weighted average price (“VWAP”) for the 30 Business Day period ending on the Business Day prior to the date of the conversion, or (ii) the average VWAP for the 30 Business Day period ending on the original issuance date of the Convertible Notes.  Each Note will convert into a maximum of 100 shares per note, resulting in the issuance of up to 8,535,000 shares. General Moly’s named executive officers and board of directors who participated in the offering are restricted from converting at a price less than $0.32, the most recent closing price at the time that the Convertible Notes were issued. The Convertible Notes are mandatorily redeemable at par plus the present value of remaining coupons upon (i) the availability of cash from a financing for the Mt. Hope Project or (ii) any other debt financing by the Company. In addition, 50% of any proceeds from the sale of assets cumulatively exceeding $250,000 will be used to prepay the Convertible Notes at par plus the present value of remaining coupons. The Company has the right to redeem the Convertible Notes at any time at par plus the present value of remaining coupons. The Private Placement was negotiated by independent members of General Moly’s board of directors, none of whom participated in the transaction.  As of June 30, 2019, an aggregate of $2.6 million of Convertible Notes had been converted into 2,625,000 shares of common stock and $1.3 million of non-convertible Senior Promissory Notes, resulting in a $0.2 million annual reduction in interest payments made by the Company in the servicing of the Convertible Notes, as further discussed in Note 6 below.

The Company evaluates its contracts for potential derivatives.  See Note 5 for a description of the Company’s accounting for embedded derivatives and the Convertible Notes.

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

NOTE 3 — MINING PROPERTIES, LAND AND WATER RIGHTS

We currently have interests in two mining properties that are the primary focus of our development, the Mt. Hope Project and the Liberty Project.  We also have certain other, non-core, mining properties that are being evaluated for future development or sale.

The Mt. Hope Project.  We are currently in the process of developing the Mt. Hope Project, including obtaining all required permits. In January 2014, the Company published an updated Technical Report on the Mt. Hope Project using Canadian Instrument NI 43-101 guidelines, which provided data on the viability and expected economics of the project.  In early 2017, we re-examined the Mt. Hope proven and probable mineral reserves and updated the reserve and resource estimates using an $8.40/lb molybdenum (“Mo”) three-year backward average price.  No further adjustments have been required.

The Company has identified a potential high-grade, copper-silver exploration target along with a significant zinc mineralized area at the Mt. Hope Project site, southeast of the Mt. Hope’s molybdenum deposit in central Nevada (the “Cu-Ag Target”).

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

In September 2018, the Company commenced a 9 hole drill program on the patented claims at the Mt. Hope Project.  The drilling program is focused on copper-silver-zinc mineralized skarns and designed to confirm and extend the target defined by historical drilling as well as test for extensions of zinc mineralization horizons which were historically mined.  The drill program is was completed in late 2018 and the Company is evaluating results to determine if said results warrant completion of a Preliminary Economic Assessment.

Liberty Project.  We continue to evaluate opportunities at the Liberty Project as they arise.  The Liberty Project remains largely in care and maintenance at this time.  In July 2014, the Company published an updated NI 43-101 compliant pre-feasibility study, which more closely examined the use of existing infrastructure and the copper potential of the property.  In February 2017, Liberty Moly entered into a lease agreement with WK Mining Ltd. (“WK”) for the lease of water rights for the purpose of mining and milling.  The term of the lease is six years which WK can extend for an additional four years.  As compensation for the leased water rights, WK has issued $124,000 in common shares to Liberty Moly, consisting of $100,000 at signing of the agreement and shares equal to $12,000 in both its first and second annual installments, and is required to pay an annual fee on the anniversary date of the lease in either cash or WK common shares.

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

Summary. The following is a summary of mining properties, land and water rights at June 30, 2019 and December 31, 2018 (in thousands):

	At	At
	June 30,	December 31,
	2019	2018
Mt. Hope Project:
Development costs	$178,525	$176,292
Mineral, land and water rights	9,909	11,324
Advance royalties	31,800	31,800
Total Mt. Hope Project	220,234	219,416
Total Liberty Project	9,676	9,678
Other Properties	81	81
Total	$229,991	$229,175

Development costs of $178.5 million as of June 30, 2019 include hydrology and drilling costs, expenditures to further the permitting process, capitalized salaries, project engineering costs, and other expenditures required to fully develop the Mt. Hope Project.  Deposits on project property, plant and equipment of $88.0 million as of June 30, 2019 represent ongoing progress payments on equipment orders for the custom-built grinding and milling equipment, related electric mill drives, and other processing equipment that require the longest lead times.

NOTE 4 — ASSET RETIREMENT OBLIGATIONS

Asset retirement obligations (“ARO”) arise from the acquisition, development, construction and normal operation of mining property, plant and equipment due to government controls that protect the environment, and are primarily related to closure and reclamation of mining properties.  The exact nature of environmental issues and costs, if any, which the Company or the LLC may encounter in the future are subject to change, primarily because of the changing character of environmental requirements that may be enacted by governmental authorities.

The following table shows asset retirement obligations for future mine closure and reclamation costs in connection with the Mt. Hope Project and within the boundaries of the Plan of Operations (“PoO”):

(in thousands)
At January 1, 2018	$1,568
Accretion Expense	103
Adjustments*	(38)
At December 31, 2018	$1,633
Accretion Expense	54
Adjustments*	34
At June 30, 2019	$1,721

*Includes additions, annual changes to the escalation rate, the market-risk premium rate, or reclamation time periods.

The estimated future reclamation costs for the Mt. Hope Project have been discounted using a rate of 8%, which is the rate that existed at the time the liability was originally measured.  The total inflated and undiscounted estimated reclamation costs associated with current disturbance under the PoO at the Mt. Hope Project were $5.8 million at June 30, 2019, inclusive of $2.6 million for mitigation of sage grouse habitat that would be affected by development of the Mt. Hope Project.  Increases in ARO liabilities resulting from the passage of time are recognized as accretion expense.

As of June 30, 2019, the LLC had provided the appropriate regulatory authorities with $2.8 million in reclamation financial guarantees through the posting of surety bonds for reclamation of the Mt. Hope and had $0.3 million in cash deposits associated with these bonds which are specific to the PoO disturbance and accounted for as restricted cash and are unrelated to the inflated and undiscounted liability referenced above.  The LLC posted an additional $0.3 million as a cash bond with the BLM in April 2019 as a result of a required three-year update to the reclamation bond calculation.

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

	Mt. Hope Project
	outside PoO
	boundary	Liberty
	(in thousands)
At January 1, 2018	$15	$121
Adjustments *	—	—
At December 31, 2018	$15	$121
Adjustments *	—	—
At June 30, 2019	$15	$121

*Includes reduced / reclaimed disturbance

NOTE 5 — CURRENT DEBT

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

As of June 30, 2019 and December 31, 2018, respectively, the carrying value of the Convertible Notes, absent the embedded derivatives, was $5.9 million and $5.8 million inclusive of an unamortized debt discount of nil and $0.1 million, all of which is considered current debt. The fair value of the Convertible Notes was $3.9 million and $4.0 million at June 30, 2019 and December 31, 2018, respectively.

As of June 30, 2019 and December 31, 2018, the carrying value of the Promissory Notes was $1.3 million. The fair value of the Promissory Notes was $0.9 million at June 30, 2019 and December 31, 2018.

The embedded derivatives recorded in Convertible Notes at fair value were ($5,000) and ($14,000) at June 30, 2019 and December 31, 2018, respectively. The changes in the estimated fair value of the embedded derivatives during the three months ended June 30, 2019 resulted in a net gain of approximately $170,000.  Gain or loss on embedded derivatives is recognized as Interest Expense in the Statement of Operations.

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

The following tables set forth the inputs to the models that were used to value the embedded derivatives:

	June 30, 2019	December 31, 2018
Stock Price	$0.35	$0.22
Maturity Date	December 31, 2019	December 31, 2019
Risk-Free Interest Rate	2.09%	2.63%
Estimated Stock Volatility	40.00%	40.00%
Default Intensity	2.00%	2.00%
Recovery Rate	30.00%	30.00%

Type of Event	Expected Date	Probability of Event
Mandatory Redemption	October 17, 2019	80%
Conversion Option	February 21, 2019	0%
Note Reaches Maturity	December 31, 2019	20%

NOTE 6 — COMMON STOCK UNITS, COMMON STOCK AND COMMON STOCK WARRANTS

During the six months ended June 30, 2019, we issued 411,328 shares of common stock pursuant to stock awards under the 2006 Equity Incentive Plan.  No shares were issued under the 2006 Equity Incentive Plan during the three months then ended.

During the year ended December 31, 2018, 993,481 shares of common stock were issued pursuant to stock awards under the 2006 Equity Incentive Plan and 1,168,300 shares under the Company’s at-the-market offering facility.

We currently have 97,991,800 warrants outstanding at an exercise price between $0.35 and $5.00 per share.

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

On April 12, 2017, the Company filed a prospectus supplement in both Canada and the United States to its U.S. base shelf prospectus and U.S. registration statement on Form S-3 which enabled the Company, at its discretion from time to time, to sell up to $20 million worth of common shares by way of an at-the-market offering.  Since the effectiveness of the prospectus supplement by the SEC on April 26, 2017 to June 30, 2019, a total of 1,168,300 common shares have been sold under the ATM, for net proceeds to the Company of $0.5 million.  In conjunction with the public offering discussed below, the Company agreed to suspend the ATM facility for a period of 2 years.

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

Of the warrants outstanding at June 30, 2019, 8.5 million are exercisable at $1.00 per share at any time from June 26, 2015 through their expiration on December 26, 2019, 1.0 million are exercisable at $5.00 per share once General Moly has received financing necessary for the commencement of commercial production at the Mt. Hope Project and will expire one year thereafter, and the 80.0 million shares of the amended AMER Warrant will become exercisable upon availability of the Bank Loan, should such availability occur prior to the third anniversary of the issuance of the ROD for the Mt. Hope Project, discussed below in Note 11, and will expire five years thereafter.  The remaining warrants are exercisable at $0.35 per share with an expiration of October 2023.

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

NOTE 7 — REDEEMABLE PREFERRED STOCK

Pursuant to our Certificate of Incorporation we are authorized to issue 10,000,000 shares of $0.001 per share par value preferred stock, of which 55,000 shares are designated as Series A Preferred Stock Shares as of June 30, 2019.  The authorized but unissued shares of preferred stock may be issued in designated series from time to time by one or more resolutions adopted by the Board.  The Board has the authority to determine the preferences, limitations and relative rights of each series of preferred stock.

During the six months ended June 30, 2019, the Company issued 14,000 shares of Series A Preferred in a series of private placement agreements.  The Series A Preferred Shares were priced at $100.00/ share and are convertible at any time at the holder’s discretion into common shares whereby one preferred share converts at a price of $0.27/common share to 370.37 common shares. The conversion price was set at the closing price of the Company’s common stock on March 12, 2019, which was the day before announcement of the private placement. Upon maturity or full repayment of the Senior Convertible Notes and Promissory Notes currently outstanding, there will be mandatory redemption of the preferred shares in exchange for equivalent cash for the principal invested, plus any accrued and unpaid dividends.  The holders of the Series A Preferred Shares are entitled to receive, when and if declared by the Board of Directors and in preference to the common stock, cumulative cash or in-kind dividends at a rate per annum of 5% of the original issue price.   In the event of a liquidation, dissolution, or winding up of the Company, the proceeds would be distributed first to the holders of Series A Preferred Shares prior to any distributions to holders of other stock in an amount per share equal to the original issue price plus any declared but unpaid dividends.  The holders of Series A Preferred Shares are entitled to vote, together with the holders of common stock, as if the Series A Preferred Shares had been converted to common stock on all matters submitted to stockholders for vote.  In addition, the Series A Preferred Shares contains certain protective rights that require the vote or consent of the holders of at least a majority of the shares of Series A Preferred Shares.

Of the 14,000 shares issued during the six months ended June 30, 2019, 5,000 shares were issued to MHMI.  On May 29, 2019, MHMI assigned their interest in 4,500 of the shares to various investors in their entity.  MHMI retained 500 shares.  In addition to the Series A Convertible Preferred Shares terms described in Note 1 above, MHMI and their investors have a one-time right to require the Company to redeem all or a portion of the Series A Convertible Preferred Shares upon the receipt of a minimum of $5,000,000 from the close of Tranche 3 of the amended AMER Investment Agreement.

As the Series A Preferred Shares are redeemable upon maturity or full repayment of the Senior Convertible Notes and Promissory Notes, it has been classified as mezzanine equity in our Consolidated Balance Sheets.  The Company recognizes change in the redemption value as they occur by adjusting the carrying amount of the mezzanine equity at each reporting date.  The change in the redemption value of the Series A due to accrued and unpaid dividends since its issuance is insignificant.

On August 2, 2019, the Company filed a Certificate of Designation of Series B Preferred Stock with the Delaware Secretary of State, designating 5,000 shares of preferred stock the Series B Convertible Preferred Shares.  On August 5, 2019, the Company executed the Series B Purchase Agreement with the Investors.  Pursuant to the Series B Purchase Agreement, the Investors agreed to purchase up to $400,000 of Series B Convertible Preferred Shares.  This transaction closed on August 7, 2019.  See “NOTE 12 – SUBSEQUENT EVENTS” regarding the terms of the Series B Convertible Shares.

The Series B Convertible Preferred Shares were issued at a price of $100.00 per share, and each Series B Convertible Preferred Share will be convertible at any time at the holder’s discretion into 500 shares of common stock of the Company.  The Series B Convertible Preferred Shares carry a 5% annual dividend, which may be paid, in the Company’s sole discretion, in cash, additional shares of Series B Convertible Preferred Shares or a combination thereof.  The Series B Convertible Preferred Shares, like the Series A Convertible Preferred Shares, are mandatorily redeemable at such time that the Company’s $7.2 million

Convertible Note debt currently outstanding become due and payable in accordance with their terms, as such terms may be modified from time to time.

Prior to the issuance of the Series A Convertible Preferred Shares, no shares of preferred stock were issued or outstanding.

NOTE 8 — EQUITY INCENTIVES

In 2006, the Board and shareholders of the Company approved the 2006 Equity Incentive Plan (“2006 Plan”), and in May 2010, our shareholders approved an amendment and restatement of the 2006 Plan increasing the number of shares that may be issued under the plan by 4,500,000 shares to 9,600,000 shares and extend the expiration date of the 2006 Plan to May 2020, as well as making other technical changes related to tax law and accounting rule changes, and to make administrative clarifying changes.  In June 2016, our shareholders approved an additional amendment to the 2006 Plan increasing the number of shares that may be issued under the plan by 5,000,000 shares to 14,600,000 shares.  In June 2019, our shareholders approved an amendment and restatement of the 2006 Plan increasing the number of shares that may be issued under the plan by 6,500,000 shares to 21,100,000 shares.  The 2006 Plan authorizes the Board, or a committee of the Board, to issue or transfer up to an aggregate of 14,600,000 shares of common stock, of which 3,449,058 remain available for issuance as of June 30, 2019.  Awards under the 2006 Plan may include incentive stock options, non-statutory stock options, restricted stock units, restricted stock awards, and stock appreciation rights (“SARs”).  At the option of the Board, SARs may be settled with cash, shares, or a combination of cash and shares.  The Company settles the exercise of other stock-based compensation with newly issued common shares.

Stock-based compensation cost is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes option pricing model and is recognized as compensation ratably on a straight-line basis over the requisite vesting/service period.  As of June 30, 2019, there was $0.3 million of total unrecognized compensation cost related to share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 2.1 years.

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

At June 30, 2019, the outstanding and exercisable (fully vested) SARs had an aggregate intrinsic value of was nil and had a weighted-average remaining contractual term of 1.1 years.  No SARs were exercised during the three and six months ended June 30, 2019.

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

The compensation expense recognized by the Company for Stock Awards is based on the closing market price of the Company’s common stock on the date of grant.  For the three and six months ended June 30, 2019, the weighted-average grant date fair value for Stock Awards was $0.24.  The total fair value of stock awards vested during the three and six months ended June 30, 2019 is $0.1 million.

Summary of Equity Incentive Awards

The following table summarizes activity under the Plans during the six months ended June 30, 2019:

	SARs		Stock Awards
	Weighted	Number	Weighted
	Average	of Shares	Average
	Strike	Under	Grant	Number of
	Price	Option	Price	Shares
Balance at January 1, 2019	$3.19	938,667	$1.18	2,401,268
Awards Granted	—	—	0.24	135,000
Awards Exercised or Earned	—	—	0.63	(535,000)
Awards Forfeited	—	—	—	—
Awards Expired	—	—	—	—
Balance at June 30, 2019	$3.19	938,667	$1.34	2,001,268

Exercisable at June 30, 2019	$2.14	56,523

A summary of the status of the non-vested awards as of June 30, 2019 and changes during the six months there ended is presented below:

	SARs		Stock Awards
	Weighted	Number	Weighted
	Average	of Shares	Average
	Fair	Under	Fair	Number of
	Value	Option	Value	Shares
Balance at January 1, 2019	$3.26	882,144	$1.18	2,401,268
Awards Granted	—	—	0.24	135,000
Awards Vested or Earned	—	—	0.63	(535,000)
Awards Forfeited	—	—	—	—
Balance at June 30, 2019	$3.26	882,144	$1.34	2,001,268

NOTE 9 — CHANGES IN CONTINGENTLY REDEEMABLE NONCONTROLLING INTEREST AND EQUITY

	Activity for
	Six Months Ended
	June 30,	June 30,
Changes CRNCI (Dollars in thousands)	2019	2018
Total CRNCI December 31, 2018 and 2017, respectively	$172,261	$172,633
Net Loss Attributable to CRNCI	(11)	(358)
Total CRNCI June 30, 2019 and 2018, respectively	$172,250	$172,275

	Activity for
	Six Months Ended
	June 30,	June 30,
Changes Redeemable Preferred Stock (Dollars in thousands)	2019	2018
Total Redeemable Preferred Stock December 31, 2018 and 2017, respectively	$—	$—
Redeemable Preferred Stock Issued	1,400	—
Total Redeemable Preferred Stock June 30, 2019 and 2018, respectively	$1,400	$—

NOTE 10 — INCOME TAXES

At June 30, 2019 and December 31, 2018, we had deferred tax assets principally arising from the net operating loss carry-forwards for income tax purposes multiplied by an expected rate of 21%. As management of the Company cannot determine that it is more likely than not that we will realize the benefit of the deferred tax assets, a valuation allowance equal to the net deferred tax asset has been established at June 30, 2019 and December 31, 2018.

At June 30, 2019 and December 31, 2018, we had net operating loss carry-forwards of approximately $279.6 million and $275.7 million, respectively, which expire in the years 2021 through 2038.  The change in the allowance account from December 31, 2018 to June 30, 2019 was an increase of $3.9 million.

As of June 30, 2019 and December 31, 2018, the Company had no unrecognized tax benefits.  There was no change in the amount of unrecognized tax benefits as a result of tax positions taken during the year or in prior periods or due to settlements with taxing authorities or lapses of applicable statues of limitations.

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

The Mt. Hope Lease requires a royalty advance (“Construction Royalty Advance”) of 3% of certain construction capital costs, as defined in the Mt. Hope Lease.  The LLC is obligated to pay a portion of the Construction Royalty Advance each time capital is raised for the Mt. Hope Project based on 3% of the expected capital to be used for those certain construction capital costs defined in the Mt. Hope Lease.  Through June 30, 2019, we have paid $25.6 million of the total royalty advance.  Based on our Mt. Hope Project capital budget we estimate that a final reconciliation payment on the Capital Construction Cost Estimate (the “Estimate”) will be due following the commencement of commercial production, after as-built costs are definitively determined.  The Company estimates, based on the revised capital estimate discussed above and the current timeline for the commencement of commercial production, that an additional $4.2 million will be due approximately 24 months after the commencement of construction.  This amount has been accrued for all periods presented as accrued advance royalties.  The capital estimates may be subject to escalation in the event the Company experiences continued delays in achieving full financing for the Mt. Hope Project.

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

The Liberty Project

The Nevada Division of Environmental Protection (“NDEP”) has identified environmental concerns with some Liberty Project facilities acquired with the property.  NDEP’s concerns are related to aspects of previously approved closure plans required by Nevada regulation.  We have proposed options to NDEP to address these concerns.  In July 2018, we addressed one of those concerns by successfully completing a program, as approved by NDEP, to neutralize the acidic Liberty pit lake by adding hydrated lime to raise the pH.  2018 costs were consistent with budgeted spend.  We will continue to work with NDEP to evaluate ongoing options to address any future concerns, and additional costs may be required to meet NDEP’s closure requirements.  However, a reasonable estimate cannot be determined at this time as it is not possible to reasonably predict the outcome of our negotiations with NDEP.

Deposits on project property, plant and equipment

As discussed in Note 1, the LLC has active orders with varying stages of fabrication on milling process equipment comprised of two 230kV primary transformers and substation, a primary crusher, a semi-autogenous mill, two ball mills, and various motors for the mills with remaining cash commitments of $0.6 million due on these orders.

Equipment and Supply Procurement

Through June 30, 2019, the LLC has made deposits and/or final payments of $88.0 million on equipment orders and has spent approximately $208.9 million for the development of the Mt. Hope Project, for a total Mt. Hope Project inception-to-date spend of $296.9 million.

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

The LLC has contributed $0.05 million into the Trust as of June 30, 2019.  The remaining contributions to the Trust may be funded by the LLC over several years based on the achievement of certain milestones, which are considered probable, and as such $5.5 million has been accrued in the Company’s financial statements and is included in mining properties, land, and water rights.

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

Thereafter, on September 22, 2014, the Plaintiffs filed their notice of appeal to the U.S. Court of Appeals for the Ninth Circuit (“Ninth Circuit”) of the District Court’s dismissal.  Oral argument of the parties before the Ninth Circuit was completed on October 18, 2016.  On December 28, 2016, the Ninth Circuit issued its Opinion rejecting many of the arguments raised by the Plaintiffs challenging the Environmental Impact Statement ("EIS") completed for the Mt. Hope Project, but issuing a narrow reversal of the BLM's findings related to air quality analysis and information related to potential public water resources. Because of this technical deficiency, the Court vacated the ROD, and the BLM is conducting additional evaluation of air quality impacts and resulting cumulative impact analysis under NEPA and a Supplemental Environmental Impact Statement (“SEIS”) will be prepared.  The SEIS will disclose additional information to the public related to the selection of appropriate background concentrations to use for dispersion modeling of air pollutants and information related to potential public water reserves.  Because the SEIS must be prepared in accordance with NEPA guidelines, the SEIS will include three publications in the Federal Register, each of which may take several weeks to process.  The first of these publications is the Notice of Intent (“NOI”) which declares the BLM’s intent to prepare the SEIS.  The NOI was published in the Federal Register on July 19, 2017.  On March 6, 2019, the BLM published the Notice of Availability (“NOA”) for the Draft SEIS (“DSEIS”) in the Federal Register, commencing a 45-day public comment period.  On April 22, the public comment period ended and we continue to work with the BLM to finalize the SEIS and receive a new ROD, anticipated later in 2019, authorizing the eventual construction and operation of the Mt. Hope Project.

Environmental regulations related to reclamation require that the cost for a third party contractor to perform reclamation activities on the minesite be estimated.  In October 2015, we submitted a request to the BLM to reduce our reclamation liability to current surface disturbance.  Simultaneously, we submitted an application to NDEP-BMRR to modify the Reclamation Permit to reflect this reduced reclamation liability. On October 26, 2015, NDEP-BMRR approved the proposed permit modification, including the reduced reclamation liability amount.   On December 21, 2015, BLM approved the updated reclamation liability estimate, reducing of the reclamation liability to approximately $2.8 million.  In early 2019, the Company submitted, and BLM approved a required 3-year update to the reclamation liability estimate, resulting in an increased liability of approximately $3.1 million.  We worked with the LLC’s reclamation surety underwriters to satisfy the $2.8 million financial guarantee requirements under the approved amended PoO for the Mt. Hope Project and funded the $0.3 million increase in cash directly with the BLM in April 2019.  As of June 30, 2019, the surety bond program was funded with a cash collateral payment of $0.3 million.

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

Effective April 30, 2019,  the LLC entered into a settlement agreement with a Kobeh Valley, Nevada ranching family (“Ranchers”), resolving the last set of protests pending before the Nevada State Engineer pertaining to the Mt. Hope Project’s water rights applications.

On June 6, 2019, the Nevada State Engineer issued Ruling 6464 granting the Company’s water rights applications for mining purposes.  The water right permits for the Mt. Hope Project were issued on July 24, 2019.  With receipt of and in compliance with the terms of the water permits, the water is available for consumptive use.

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

Upon receipt of the water permits, the LLC agreed to increase its financial contributions to the existing Sustainability Trust Agreement with the Eureka Producers’ Cooperative (“EPC”) in Diamond Valley. Eureka Moly paid $50,000 to EPC upon execution of the Settlement and will make a second payment of $50,000 after receipt of the water permits.

Additional contributions of $750,000 each will be made after the commencement of molybdenum production at the Mt. Hope Project and on the one year anniversary of production, for a total contribution obligation to the Sustainability Trust of $5.6 million, an increase of $1.6 million related to the terms of the Settlement. The amount has been accrued under mining properties, land, and water rights in the Company’s financial statements in addition to the previously accrued $4.0 million resulting in a total accrual of $5.6 million.  The LLC has contributed $0.05 million into the Trust as of June 30, 2019.

The Sustainability Trust is tasked with developing and implementing programs that will serve to slow groundwater drawdown and thereby improve the sustainability of the agricultural economy in the Diamond Valley Hydrographic Basin.

Kobeh Valley Ranching Family

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

Funding for the $1 million was advanced to the LLC by the Company, to preserve the joint venture’s existing reserve account.  General Moly sourced $500,000 from its available cash, and received the remaining $500,000 from closing a sale of Series A Convertible Preferred Shares in a private placement with Mount Hope Mines Inc. (“MHMI”) discussed in Notes 1 and 7 above, the project’s claim/land lessor.

In exchange for General Moly advancing the $1 million initial funding, the EMLLC members have agreed to repay the
$1 million advance from the proceeds of ongoing sales of non-critical EMLLC assets and lands.  Through June 30, 2019, the Company has been reimbursed approximately $0.3 million, with $0.7 million remaining to be repaid.

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

NOTE 12 — SUBSEQUENT EVENTS

AMER Default on Tranche 3 Private Placement Obligation

The last closing conditions for Tranche 3 under the AMER Investment Agreement included issuance of water permits for the Mt. Hope Project.  The water permits were issued by the Nevada State Engineer on July 24, 2019.  On July 29, 2019, the Company provided formal notice to AMER that the conditions to closing of Tranche 3 had been satisfied, and that AMER would have two business days (until the close of business on Tuesday, July 30, 2019) to close the transaction.  On July 31, 2019, the Company sent a Notice of Default, as AMER failed to fund and close Tranche 3 by the July 30, 2019 deadline.

On August 1, 2019, the Company received a letter from AMER dated July 30, 2019, purporting to terminate the AMER Investment Agreement, referencing its earlier letter received by the Company on July 18, 2019, AMER has alleged uncured material adverse effects and alleged breaches of the Agreement by the Company (which include concerns related to US/China relations, concerns regarding the delay in obtaining environmental permits and solvency concerns).  The Company believes such assertions to be inaccurate and wholly without merit under the terms of the AMER Investment Agreement.  As AMER has failed to timely fund and close Tranche 3 and is now in default, the Company believes that AMER’s attempted termination of the AMER Investment Agreement is ineffective.  With AMER’s default with respect to its obligation to fund Tranche 3, the Company will have inadequate cash to continue operations and will have to evaluate its options going forward, including pursuing asset sales, short-term financing options and, if unsuccessful in obtaining sufficient financing, the possibility of seeking bankruptcy protection.

General Moly is seeking immediate sources of liquidity and is evaluating potential strategic alternatives, including sourcing of potential incremental capital financing, sale of interest(s) in the assets of the Company or the Company, and restructuring of the 2014 convertible debt from a private placement, which matures in December 2019.  The Company is also working concurrently with its legal advisors on the appropriate legal recourse and safeguarding the Company’s legal rights under the AMER Investment Agreement.  A third party impairment analysis of the Mt. Hope Project may need to be performed in the future should the default by AMER not be cured or alternative financing, including plans for obtaining full financing for the Mt. Hope Project, is not obtained.

Issuance of Series B Preferred Shares

On August 5, 2019, the Company executed a Securities Purchase Agreement (the “Series B Purchase Agreement”) with the Investors.  Pursuant to the Series B Purchase Agreement, the Investors agreed to purchase up to $400,000 of Series B Convertible Preferred Shares.  This transaction closed on August 7, 2019.

The Series B Convertible Preferred Shares were issued at a price of $100.00 per share, and each Series B Convertible Preferred Share will be convertible at any time at the holder’s discretion into 500 shares of common stock of the Company.  The Series B Convertible Preferred Shares carry a 5% annual dividend, which may be paid, in the Company’s sole discretion, in cash, additional shares of Series B Convertible Preferred Shares or a combination thereof.  The Series B Convertible  Preferred Shares , like the Series A Convertible Preferred Shares, are mandatorily redeemable at such time that the Company’s $7.2 million Convertible Note debt currently outstanding become due and payable in accordance with their terms, as such terms may be modified from time to time.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References made in this Quarterly Report on Form 10-Q to “we,” “our,” “us,” or the “Company,” refer to General Moly, Inc.

The following discussion and analysis of our financial condition and results of operations constitutes management’s review of the factors that affected our financial and operating performance for the three and six months ended June 30, 2019, and 2018.  This discussion should be read in conjunction with the consolidated financial statements and notes thereto contained elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed on March 21, 2019.

We routinely post important information about us on our Company website.  Our website address is www.generalmoly.com.  We do not incorporate the information on our website into this document and you should not consider any information on, or that can be accessed through, our website as part of this document.

AMER Default

Although AMER’s default took place after the end of the second quarter, management believes that its discussion and analysis of financial condition and results of operations for the second quarter should be considered in light of the short term and long term financing issues for the Company raised by the default.  As previously disclosed by the Company, as a result of the default, the Company will have inadequate cash to continue operations and will have to evaluate its options going forward, including pursuing asset sales, short term financing options and, if unsuccessful in obtaining sufficient financing, the possibility of seeking bankruptcy protection.

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

The original Return of Contributions amount due to POS-Minerals is reduced, dollar for dollar, by the amount of capital contributions for equipment payments required from POS-Minerals under approved budgets of the LLC, as discussed further below.  As of June 30, 2019, this amount has been reduced by $2.4 million, consisting of POS-Mineral’s 20% share of equipment purchases, such that the remaining amount due to POS-Minerals is $33.6 million.  If Nevada Moly does not fund its additional capital contribution in order for the LLC to make the required Return of Contributions to POS-Minerals set forth above, POS-Minerals has an election to either make a secured loan to the LLC to fund the Return of Contributions or receive an additional interest in the LLC estimated to be 5%.  In the latter case, Nevada Moly’s interest in the LLC is subject to dilution by a percentage equal to the ratio of 1.5 times the amount of the unpaid Return of Contributions over the aggregate amount of deemed capital contributions (as determined under the LLC Agreement) of both parties to the LLC (“Dilution Formula”).  At June 30, 2019, the aggregate amount of deemed capital contributions of both parties was $1,089.0 million.

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

The Reserve Account

Effective January 1, 2015, Nevada Moly and POS-Minerals signed an amendment to the LLC Agreement under which a separate $36.0 million belonging to Nevada Moly, held by the LLC in a reserve account established in December 2012, is being released for the mutual benefit of both members related to annual jointly approved Mt. Hope Project expenses into 2021.  In January 2015, the reserve account funded a reimbursement of contributions made by the members during the fourth quarter of

2014, inclusive of $0.7 million to POS-Minerals and $2.7 million to Nevada Moly.  The remaining reserve account funds are now being used to pay ongoing jointly approved expenses of the LLC until the Company obtains full financing for its portion of the Mt. Hope Project construction cost, or until the reserve account is exhausted.  Any remaining funds after financing is obtained will be returned to the Company.  The balance of the reserve account was $5.6 million and $6.2 million at June 30, 2019 and December 31, 2018, respectively.  At July 15, 2019, the balance of the reserve account was $5.2 million.

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

Environmental regulations related to reclamation require that the cost for a third party contractor to perform reclamation activities on the minesite be estimated.  In October 2015, we submitted a request to the BLM to reduce our reclamation liability to current surface disturbance.  Simultaneously, we submitted an application to NDEP-BMRR to modify the Reclamation Permit to reflect this reduced reclamation liability. On October 26, 2015, NDEP-BMRR approved the proposed permit modification, including the reduced reclamation liability amount.   On December 21, 2015, BLM approved the updated reclamation liability estimate, reducing the reclamation liability to approximately $2.8 million.  In early 2019, the Company submitted, and BLM approved a required 3-year update to the reclamation liability estimate, resulting in an increased liability of approximately $3.1 million.  We worked with the LLC’s reclamation surety underwriters to satisfy the $2.8 million financial guarantee requirements under the approved amended PoO for the Mt. Hope Project and funded the $0.3 million increase in cash directly with the BLM in April 2019.  As of June 30, 2019, the surety bond program was funded with a cash collateral payment of $0.3 million.

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

On June 6, 2019, the Nevada State Engineer issued Ruling 6464 granting the Company’s water rights applications for mining purposes.  The water right permits for the Mt. Hope Project were issued on July 24, 2019.  With receipt of and in compliance with the terms of the water permits, the water is available for consumptive use.

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

Upon receipt of the water permits, the LLC agreed to increase its financial contributions to the existing Sustainability Trust Agreement with the Eureka Producers’ Cooperative (“EPC”) in Diamond Valley. Eureka Moly paid $50,000 to EPC upon execution of the Settlement, and the LLC will make a second payment of $50,000 after receipt of the water permits.

Additional contributions of $750,000 each will be made after the commencement of molybdenum production at the Mt. Hope Project and on the one year anniversary of production, for a total contribution obligation to the Sustainability Trust of $5.6 million, an increase of $1.6 million related to the terms of the Settlement. The amount has been accrued under mining properties, land, and water rights in General Moly’s financial statements in addition to the previously accrued $4.0 million resulting in a total accrual of $5.6 million.  The LLC has contributed $0.05 million into the Trust as of June 30, 2019.

The Sustainability Trust is tasked with developing and implementing programs that will serve to slow groundwater drawdown and thereby improve the sustainability of the agricultural economy in the Diamond Valley Hydrographic Basin.

Kobeh Valley Ranching Family

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

Funding for the $1 million was advanced to the LLC by the Company, to preserve the joint venture’s existing reserve account.  General Moly sourced $500,000 from its available cash, and received the remaining $500,000 from closing a sale of Series A Convertible Preferred Shares in a private placement with Mount Hope Mines Inc. (“MHMI”) discussed in Notes 1 and 7 above, the project’s claim/land lessor.

In exchange for General Moly advancing the $1 million initial funding, the EMLLC members have agreed to repay the
$1 million advance from the proceeds of ongoing sales of non-critical EMLLC assets and lands.  Through June 30, 2019, the Company has been reimbursed approximately $0.3 million, with $0.7 million remaining to be repaid.

Capital & Operating Cost Estimates

Presently, the development of the Mt. Hope Project has a Project Capital Estimate of $1,312 million, which includes development costs of approximately $1,245 million and $67 million in cash financial guaranty/bonding requirements, advance royalty payments, and power pre-payment estimates.  These capital costs were updated in the third quarter of 2012, and were then escalated by approximately 3% in the third quarter of 2013, for those items not yet procured or committed to by contract.  The Mt. Hope Project has not materially changed in scope and remains currently designed at approximately 65% engineering completion, with solid scope definition.  The pricing associated with this estimate remains subject to escalation associated with equipment, construction labor and commodity price increases, and project delays, which will continue to be reviewed periodically.  The Project Capital Estimate does not include financing costs or amounts necessary to fund operating working capital and potential capital overruns, is subject to additional holding costs as financing activities for construction of the Mt. Hope Project are delayed, and may be subject to other escalation and de-escalation as contracts and purchase arrangements are finalized at then current pricing.  From October 2007 through the quarter ended June 30, 2019, the LLC spent approximately $296.9 million of the estimated $1,312 million on development of the Mt. Hope Project.

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

Equipment and Supply Procurement

Through June 30, 2019, the LLC has made deposits and/or final payments of $88.0 million on equipment orders.

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

Molybdenum Market Update

The recent molybdenum price in early August 2019 was approximately $11.88/lb, compared with $11.88/lb at yearend 2018 and $10.25 /lb at yearend 2017, according to Platts. The moly price ranged from a low of $11.85/lb to a high of $12.38/lb and averaged $12.18/lb during the second quarter, 5% higher than the average of $11.63/lb in a 2Q 2018.

While prices can be volatile, molybdenum prices are expected to continue strengthening in 2019 and over the next several years, according to the CPM Group, a leading commodities research and consulting firm. CPM projects per pound average prices of $15.03 in 2020, $16.61 in 2021, and $17.53 to $17.71 in 2022-2025.

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

Indicative of the continuing recovery of the global steel industry in general, the World Steel Association reported a strong 4.6% increase in crude steel global production to 1.8 million metric tons in 2018, led by a 6.6% increase in China, which accounted for a 51.3% share of global output in 2018. India increased its steel production by 4.9% to 106.5 million metric tons in 2018 over 2017, displacing Japan as the world’s second largest steel producing country. The United States, the fourth largest steel producing country, recorded a 6.2% increase to 86.7 million metric tons of steel output year over year.

The International Stainless Steel Forum (“ISSF”) estimates that 2018 global stainless steel production increased by 5.5% from 2017 to 50.7 million metric tons. China led the expansion showing a year-over-year increase of 3.7% to 26.7 million metric tons, accounting for approximately 53% of global stainless steel output. During the first quarter 2019, ISSF reported that global stainless steel output softened by 2.5% year-over-year to 12.5 million metric tons mostly from declines in Europe and Asia, excluding China and South Korea.

In addition, demand has been strong for molybdenum due to increased output in oil country tubular goods (steel containing molybdenum), driven by a more robust oil and gas industry. CPM estimates 16% of molybdenum was consumed by the oil and gas industry in 2018, which while being a notable increase is below the historical pre-2014 average of 20%. Oil and gas drilling, including the shale industry, relies on specialty steel and high-strength tubular steel. Worldwide oil and gas drilling increased 3% year-over-year in the second quarter 2019, according to the global oil and gas rig count by Baker Hughes, a GE company.

On the supply side, the CPM Group estimates that the molybdenum market was near equilibrium with a growing deficit in 2019-2021. CPM projects that the deficit will shrink in 2022 followed by small surpluses in 2023-2025.

Molybdenum Price Chart (Weekly, 2004 – 8/9/2019)

Source: Platts

Outlook

  We believe the molybdenum market is in the early stages of an extended recovery and view the long-term outlook for our business positively, supported by limitations on long-term supplies of molybdenum, the requirements for molybdenum in the steel industry, and a stable oil and gas industry.  World market prices for molybdenum and other commodities have fluctuated historically and are affected by numerous factors beyond our control.  We believe the underlying long-term fundamentals of the molybdenum business remain positive, supported by the significant role of molybdenum in the steel industry and a challenging long-term supply environment attributable to the difficulty in replacing output from both existing and high-cost mines with new production sources.

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

Liquidity, Capital Resources and Capital Requirements

For the period from December 31, 2018 to June 30, 2019

Our total consolidated cash balance at June 30, 2019 was $0.4 million compared to $2.0 million at December 31, 2018, representing a decrease of $1.6 million due to a variety of cash inflows and outflows.  Outflows included $2.3 million in development costs for the Mt. Hope Project, $0.2 million at the Liberty Project, $1.3 million in general and administrative costs, offset by an inflow of funds released from a long-term funding mechanism associated with reclamation at the Mt. Hope Project of $0.4 million, release of $0.6 million from the reserve account held at EMLLC, $0.2 million received from the exercise of warrants and funds received from the issuance of shares under a private placement of Series A Convertible Preferred Shares of $1.4 million.

The $36.0 million reserve account established in December of 2012, at the direction of the LLC management committee, was payable to Nevada Moly upon release, at which time the funds would have become available for use by the Company.  Effective January 1, 2015, Nevada Moly and POS-Minerals signed an amendment to the LLC agreement under which $36.0 million owed to Nevada Moly and held by the LLC in the reserve account will be released over the next few years, but only for the mutual benefit of both members related to jointly approved Mt. Hope Project expenses as discussed above.  The balance of the reserve account at June 30, 2019 was $5.6 million, compared to $6.2 million at December 31, 2018.

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

Additionally, on March 28, 2019, the Company executed a the Series A Purchase Agreement with the Investors, effective as of March 21, 2019.  Pursuant to the Series A Purchase Agreement, the Investors agreed to purchase up to $900,000 of Series A Preferred Shares.  The Company requested three separate closings of sales of Series A Convertible Preferred Shares to the Investors between the date of the Series A Purchase Agreement and June 30, 2019.  Each closing was in the amount of $300,000 of Series A Convertible Preferred Shares.

The Series A Convertible Preferred Shares were priced at $100.00/preferred share, convertible at any time at the holder’s discretion into common shares whereby one preferred share converts at a price of $0.27/common share into 370.37 common shares. The conversion price was set as the closing price of the common stock on March 12, 2019, which was the day before announcement of the private placement. The Series A Convertible Preferred Shares carry a 5% annual dividend, which may be paid, in the Company’s sole discretion, in cash, additional shares or a combination thereof.  Upon maturity or full repayment of the $7.2 million Convertible Note debt, described below, currently outstanding, there will be mandatory redemption of the Series A Convertible Preferred Shares into equivalent cash for the principal invested, plus any accrued and unpaid dividends.

On May 2, 2019, the Company also executed a Securities Purchase Agreement (the “MHMI Series A Purchase Agreement”) with Mount Hope Mines, Inc. (“MHMI”), later assigned in part to members of MHMI individually.  Pursuant to the MHMI Series A Purchase Agreement, MHMI agreed to purchase $500,000 of Series A Convertible Preferred Shares, as  described above.

The Series A Convertible Preferred Shares were issued at a price of $100.00 per share, and each Series A Convertible Preferred Share will be convertible at any time at the holder’s discretion into 370.37 shares of common stock of the Company.  The Series A Convertible Preferred Shares carry a 5% annual dividend, which may be paid, in the Company’s sole discretion, in cash, additional shares or a combination thereof.  Upon maturity or full repayment of the $7.2 million Convertible Note debt currently outstanding, there will be mandatory redemption of the preferred shares into equivalent cash for the principal invested, plus any accrued and unpaid dividends.

The last closing conditions for the Tranche 3 closing under the AMER Investment Agreement included issuance of water permits for the Mt. Hope Project.  The water permits were issued by the Nevada State Engineer on July 24, 2019.  On July 29, 2019, the Company provided formal notice to AMER that the conditions to closing of Tranche 3 had been satisfied, and that AMER would have two business days (until the close of business on Tuesday, July 30, 2019) to close the transaction.  On July 31, 2019, the Company sent a Notice of Default, as AMER failed to fund and close Tranche 3 by the July 30, 2019 deadline.

On August 1, 2019, the Company received a letter from AMER dated July 30, 2019, purporting to terminate the AMER Investment Agreement, referencing its earlier letter received by the Company on July 18, 2019, AMER has alleged uncured material adverse effects and alleged breaches of the agreement by the Company (which include concerns related to US/China relations, concerns regarding the delay in obtaining environmental permits and solvency concerns).  The Company believes such assertions to be inaccurate and wholly without merit under the terms of the AMER Investment Agreement.  As AMER has failed to timely fund and close Tranche 3 and is now in default, the Company believes that AMER’s attempted termination of the AMER Investment Agreement is ineffective.  With AMER’s default with respect to its obligation to fund Tranche 3, the Company will have inadequate cash to continue operations and will have to evaluate its options going forward, including pursuing asset sales, short-term financing options and, if unsuccessful in obtaining sufficient financing, the possibility of seeking bankruptcy protection.  General Moly is seeking immediate sources of liquidity and is evaluating potential strategic alternatives, including sourcing of potential incremental capital financing, sale of interest(s) in the assets of the Company or the Company, and restructuring of the 2014 convertible debt from a private placement, which matures in December 2019.  The Company is also working concurrently with its legal advisors on the appropriate legal recourse and safeguarding the Company’s legal rights under the AMER Investment Agreement.

On August 5, 2019, the Company executed the Series B Purchase Agreement with the  Investors.  Pursuant to the Series B Purchase Agreement, the Investors agreed to purchase up to $400,000 of convertible shares of Series B Preferred Stock, par value $0.001 per share (the “Series B Convertible Preferred Shares”), of the Company.  This transaction closed on August 7, 2019.

The Series B Convertible Preferred Shares were issued at a price of $100.00 per share, and each Series B Convertible Preferred Shares will be convertible at any time at the holder’s discretion into 500 shares of common stock of the Company.  The Series B Convertible Preferred Shares carry a 5% annual dividend, which may be paid, in the Company’s sole discretion, in cash, additional Series B Convertible Preferred Shares or a combination thereof.  The Series B Convertible Preferred Shares, like the Series A Convertible Preferred Shares, are mandatorily redeemable at such time that the Company’s $7.2 million Convertible Note debt currently outstanding become due and payable in accordance with their terms, as such terms may be modified from time to time.

With our cash conservation plan, our Corporate and Liberty related cash requirements have declined to approximately $1.2 million per quarter, while all Mt. Hope Project related funding is payable out of the reserve account into 2021.  Based on our updated current operating forecast, including the drilling and exploration program, and the combination of the liquidity provided by the proceeds from the Redeemable Preferred Shares private placements, our public offering in October 2018 and our current cash on hand, the Company only expects to be able to fund its operations and meet its financial obligations into September 2019. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Additional potential funding sources for the Company include public or private equity offerings, including sale of other assets wholly-owned by the Company or with EMLLC partner POS-Minerals at the Mt. Hope Project.  The Company is obligated to use a portion of the proceeds from the sales of assets owned by the Company to pre-pay the senior notes.   There is no assurance that the Company will be successful in securing additional funding.  This could result in further cost reductions, contract cancellations, and potential delays which ultimately may jeopardize the development of the Mt. Hope Project.

Currently the Company has no plans or intentions to enter into restructuring or liquidation. The Company has engaged XMS Capital Partners, Headwall Partners, and Odinbrook Global Advisors (collectively, the “Advisors”) to assist in securing interim financing and negotiating with debt holders and other potential stakeholders. While the advisors would have the capability to assist with a restructuring if needed, we do not intend to engage them (or other parties) for these services at this time.

Additional funding for the Mt. Hope Project, will allow us to restart equipment procurement, and agreements that were suspended or terminated will be renegotiated under current market terms and conditions, as necessary.  In the event of an extended delay related to availability of the Company’s portion of full financing for the Mt. Hope Project, the Company will make its best efforts to work with its EMLLC joint venture partner POS-Minerals to revise procurement and construction commitments to preserve liquidity, including Mt. Hope Project equipment deposits and pricing structures.  There can be no assurance that additional funding will be obtained.

Total assets as of June 30, 2019 decreased to $327.8 million compared to $329.5 million as of December 31, 2018 primarily due to general and administrative expenses.

Other Capital Requirements

We also require additional capital to maintain our mining claims and other rights related to the Liberty Project, as well as continue payment of ongoing general and administrative costs associated with supporting our planned operations.

Results of Operations

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

For the three months ended June 30, 2019, we had a consolidated net loss of $2.5 million compared with a net loss of $3.1 million in the same period for 2018.

For the three months ended June 30, 2019 and 2018, exploration and evaluation expenses were $0.1 million and $0.1 million, due to ongoing care and maintenance expenses.

For the three months ended June 30, 2019 and 2018, general and administrative expenses were $2.0 million and $2.7 million, respectively.  We transitioned to a new accounting software in 2018, and as such, the amount for 2018 includes approximately $1.7 million in costs associated with accelerated depreciation of acquisition and installation costs associated with the prior system.  The amount for 2019 includes a $1.3 million loss on sale of non-core property relates to the sale of a ranch in Nevada that was determined to be no longer needed by the Mt. Hope Project.

Interest expense for the three months ended June 30, 2019 and 2018 was $0.4 million and $0.2 million, respectively, due primarily to a larger non-cash mark to market adjustment related to the Senior Convertible Promissory Notes in 2019 than 2018.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

For the six months ended June 30, 2019, we had a consolidated net loss of $3.9 million compared with a net loss of $5.9 million in the same period for 2018.

For the six months ended June 30, 2019 and 2018, exploration and evaluation expenses were $0.2 million and $0.3 million, respectively due to leach pad maintenance and repair performed at our Liberty property in 2018 as well as ongoing care and maintenance.

For the six months ended June 30, 2019 and 2018, general and administrative expenses were $3.3 million and $5.2 million, respectively.  Approximately $0.7 million of the spend in 2018 was associated with due diligence efforts assessing value-accretive acquisition opportunities in base metal projects jointly with our long-term strategic partner AMER and approximately $1.7 million in costs associated with accelerated depreciation of acquisition and installation costs associated with the prior system upon transition to a new system.

Interest expense for the six months ended June 30, 2019 and 2018 was $0.4 million and $0.4 million, respectively.

Contractual Obligations

Through June 30, 2019, the LLC has made deposits and/or final payments of $88.0 million on equipment orders.  See “—Overview—Equipment and Supply Procurement” above.  Of these deposits, $71.7 million relate to fully fabricated items, primarily milling equipment, for which the LLC has additional contractual commitments of $2.0 million.  The remaining $16.3 million reflects both partially fabricated milling equipment, and non-refundable deposits on mining equipment.  As discussed in Note 11 to the consolidated financial statements contained elsewhere in this report, the mining equipment agreements remain cancellable with no further liability to the LLC. The underlying value and recoverability of these deposits and our mining properties in our consolidated balance sheets are dependent on the LLC’s ability to fund development activities that would lead to profitable production and positive cash flow from operations or proceeds from the disposition of these assets. There can be no assurance that the LLC will be successful in obtaining project financing, in generating future profitable operations, disposing of these assets or the Company securing additional funding in the future on terms acceptable to us or at all.  Our audited consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded assets or liabilities.

If the LLC does not make the payments contractually required under these purchase contracts, it could be subject to claims for breach of contract or to cancellation of the respective purchase contract.  In addition, the LLC may proceed to selectively suspend, cancel or attempt to renegotiate additional purchase contracts, if necessary, to further conserve cash.  See “—Liquidity, Capital Resources and Capital Requirements” above.  If the LLC cancels or breaches any contracts, the LLC will take all appropriate action to minimize any losses, but could be subject to liability under the contracts or applicable law.  The cancellation of certain key contracts could cause a delay in the commencement of operations and could add to the cost to develop the Company’s interest in the Mt. Hope Project.

Obligations under capital and operating leases

We have contractual operating leases that will require a total of $268,000 in payments over the next three years.  Operating leases consist primarily of rents on office facilities and office equipment.  Our expected payments are $52,000, $91,000, $93,000 and $32,000 for the years ended December 31, 2019, 2020, 2021, and 2022 respectively.

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

The long-term supply agreements provide for supply only after commercial production levels are achieved, and no provisions require the Company to deliver product or make any payments if commercial production is never achieved or declines in later periods and have floor prices ranging from $12.50 to $15.00 per pound and incremental discounts above the floor price.  The agreements require that monthly shortfalls be made up only if the Company’s portion of Mt. Hope production is available for delivery, after POS-Minerals has taken its 20% share.  In no event do these requirements to make up monthly shortfalls become obligations of the Company if production does not meet targeted levels.

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

Interest Rate Risk

As of June 30, 2019, we had a balance of cash and cash equivalents of $0.4 million and restricted cash of $6.0 million.  Interest rates on short term, highly liquid investments have not changed materially since December 31, 2010, and continue to be 1% or less on an annualized basis.

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

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On June 6, 2019, the Nevada State Engineer issued Ruling 6464 granting the Company’s water rights applications for mining purposes.  The water right permits for the Mt. Hope Project were issued on July 24, 2019.  With receipt of and in compliance with the terms of the water permits, the water is available for consumptive use.

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

Additional contributions of $750,000 each will be made after the commencement of molybdenum production at the Mt. Hope Project and on the one year anniversary of production, for a total contribution obligation to the Sustainability Trust of $5.6 million, an increase of $1.6 million related to the terms of the Settlement. The amount has been accrued under mining properties, land, and water rights in General Moly’s financial statements in addition to the previously accrued $4.0 million resulting in a total accrual of $5.6 million.  The LLC has contributed $0.05 million into the Trust as of June 30, 2019.

The Sustainability Trust is tasked with developing and implementing programs that will serve to slow groundwater drawdown and thereby improve the sustainability of the agricultural economy in the Diamond Valley Hydrographic Basin.

Kobeh Valley Ranching Family

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

Funding for the $1 million is to be advanced to the LLC by the Company, to preserve the joint venture’s existing reserve account.  General Moly sourced $500,000 from its available cash, and received the remaining $500,000 from closing a sale Series A Convertible Preferred Shares in a private placement with Mount Hope Mines Inc. (“MHMI”) as discussed in Notes 1, 7 and 12 above, the project’s claim/land lessor.

In exchange for General Moly advancing the $1 million initial funding, the EMLLC members have agreed to repay the
$1 million advance from the proceeds of ongoing sales of non-critical EMLLC assets and lands.  Through June 30, 2019, the Company has been reimbursed approximately $0.3 million, with $0.7 million remaining to be repaid.

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

Thereafter, on September 22, 2014, the Plaintiffs filed their notice of appeal to the U.S. Court of Appeals for the Ninth Circuit (“Ninth Circuit”) of the District Court’s dismissal.  Oral argument of the parties before the Ninth Circuit was completed on October 18, 2016.  On December 28, 2016, the Ninth Circuit issued its Opinion rejecting many of the arguments raised by the Plaintiffs challenging the Environmental Impact Statement ("EIS") completed for the Mt. Hope Project, but issuing a narrow reversal of the BLM's findings related to air quality analysis and information related to potential public water reserves. Because of this technical deficiency, the Court vacated the ROD, and the BLM is conducting additional evaluation of air quality impacts and resulting cumulative impact analysis under the NEPA and an SEIS will be prepared.  The SEIS will disclose additional information to the public related to the selection of appropriate background concentrations to use for dispersion modeling of air pollutants and information related to public water reserves.  Because the SEIS must be prepared in accordance with the NEPA guidelines, the SEIS process will include three publications in the Federal Register, each of which may take several weeks to process.  The first of these publications is the Notice of Intent (“NOI”) which declares the BLM’s intent to prepare the SEIS.  The NOI was published in the Federal Register on July 19, 2017.  On March 6, 2019, the BLM published the Notice of Availability (“NOA”) for the DSEIS in the Federal Register, commencing a 45-day public comment period.  On April 22, the public comment period ended and we continue to work with the BLM to finalize the SEIS and receive a new ROD, anticipated later in 2019, authorizing the eventual construction and operation of the Mt. Hope Project.

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
•

we may be unable to obtain re-authorized permits, including a new Record of Decision approving a supplemental Environmental Impact Statement, which permits may be subject to further judicial appeals, and may further delay the development of the Mt. Hope Project;

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
•

AMER has defaulted with respect to its obligations to fund Tranche 3 under the AMER Investment Agreement even though all conditions to closing have been satisfied, further delaying our ability to begin construction of the Mt. Hope Project;

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.MINE SAFETY DISCLOSURES

None.

ITEM 5.OTHER INFORMATION

On July 15, 2019, the Company and each of its named executive officers, including Messrs. Hansen, Pennington, and Roswell and Ms. Corrion, entered into amendments to the Restricted Stock Unit Agreements covering stay incentive grants to each officer made in January 2018 which vested on January 16, 2019 (the “RSU Amendments”). The RSU Amendments provide that shares will be issued to the officer within twelve months of the vesting date (rather than 30 days).

ITEM 6.EXHIBITS

Exhibit Number	Description of Exhibit
3.1	Certificate of Designation of Series B Preferred Stock (Filed as Exhibit 3.1 to our Current Report on Form 8-K filed on August 7, 2019.)
10.1

Securities Purchase Agreement dated effective May 17, 2019, by and among General Moly, Inc. and each of the persons whose names are set forth on the Schedule of Investors attached thereto as Exhibit A (Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on May 23, 2019.)

10.2

Securities Purchase Agreement dated effective August 7, 2019, by and among General Moly, Inc. and each of the persons whose names are set forth on the Schedule of Investors attached thereto as Exhibit A (Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on August 7, 2019.)

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

Dated: August 13, 2019

GENERAL MOLY, INC.

By:	/s/ Amanda J. Corrion
Amanda Corrion
Principal Accounting Officer and Duly Authorized Officer