Form 10-Q
period 2019-09-30
General Moly, Inc
filed 2019-11-19
CIK 1275229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

The number of shares outstanding of issuer’s common stock as of November 15, 2019, was 138,359,220.

PART I - FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

GENERAL MOLY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	September 30,	December 31,
	2019	2018
	(unaudited)
ASSETS:
CURRENT ASSETS
Cash and cash equivalents	$1,100	$2,016
Deposits, prepaid expenses and other current assets	205	62
Total Current Assets	1,305	2,078
Mining properties, land and water rights	228,928	229,175
Deposits on project property, plant and equipment	87,972	88,124
Restricted cash held at EMLLC	4,118	6,167
Restricted cash and investments held for reclamation bonds	416	834
Non-mining property and equipment, net	36	40
Other assets	3,122	3,076
TOTAL ASSETS	$325,897	$329,494
LIABILITIES, CRNCI, AND EQUITY:
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,313	$574
Promissory Notes	1,340	1,340
Senior Convertible Promissory Notes	5,896	5,807
Accrued advance royalties	500	500
Total Current Liabilities	9,049	8,221
Provision for post closure reclamation and remediation costs	1,885	1,769
Accrued advance royalties	5,700	5,700
Accrued payments to Agricultural Sustainability Trust	5,500	5,500
Return of Contributions Payable to POS-Minerals	33,641	33,641
Other accrued liabilities	2,354	2,125
Total Liabilities	58,129	56,956

COMMITMENTS AND CONTINGENCIES - NOTE 12

CONTINGENTLY REDEEMABLE NONCONTROLLING INTEREST ("CRNCI")	172,245	172,261
CONVERTIBLE PREFERRED SHARES	1,800	—
	174,045	172,261
EQUITY
Common stock, $0.001 par value; 650,000,000 and 650,000,000 shares authorized, respectively, 138,220,332 and 137,114,804 shares issued and outstanding, respectively	138	137
Additional paid-in capital	291,584	291,266
Accumulated deficit during exploration and development stage	(197,999)	(191,126)
Total Equity	93,723	100,277
TOTAL LIABILITIES, CRNCI, AND EQUITY	$325,897	$329,494

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOLY, INC. (“GMI”)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited — In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018
REVENUES	$—	$—	$—	$—

OPERATING EXPENSES:
Exploration and evaluation	196	379	401	685
General and administrative expense	1,024	2,473	2,964	7,707
Loss on Sale of non-core properties	1,565	—	2,885	—
TOTAL OPERATING EXPENSES	2,785	2,852	6,250	8,392

(LOSS) FROM OPERATIONS	(2,785)	(2,852)	(6,250)	(8,392)

OTHER INCOME/(EXPENSE):
Interest expense	(196)	(186)	(639)	(574)
TOTAL OTHER (EXPENSE)/INCOME, NET	(196)	(186)	(639)	(574)

(LOSS) BEFORE INCOME TAXES	(2,981)	(3,038)	(6,889)	(8,966)

Income Taxes	—	—	—	—

CONSOLIDATED NET (LOSS)	$(2,981)	$(3,038)	$(6,889)	$(8,966)
Less: Net loss attributable to CRNCI	5	5	16	367
NET LOSS ATTRIBUTABLE TO GMI	$(2,976)	$(3,033)	$(6,873)	$(8,599)
Basic and diluted net loss attributable to GMI per share of common stock	$(0.02)	$(0.02)	$(0.05)	$(0.07)
Weighted average number of shares outstanding — basic and diluted	138,220	127,964	138,197	127,566

COMPREHENSIVE (LOSS)	$(2,976)	$(3,033)	$(6,873)	$(8,599)

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOLY, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited — In thousands, except number of shares and per share amounts)

	Common	Preferred		Additional	Accumulated
	Shares	Shares	Amount	Paid-In Capital	Deficit	Total
Balances, December 31, 2017	125,802,023	—	$126	$288,041	$(180,382)	$107,785
Issuance of Units of Common Stock:
Issued pursuant to stock awards	195,000	—	—	—	—	—
Stock-based compensation	—	—	—	494	—	494
Restricted stock net share settlement	798,481	—	1	(173)	—	(172)
Issued under at-the-market trading mechanism	1,168,300	—	1	495	—	496
Net loss for the period ended June 30, 2018	—	—	—	—	(5,540)	(5,540)
Balances, June 30, 2018	127,963,804	—	$128	$288,857	$(185,922)	$103,063
Issuance of Units of Common Stock:
Stock-based compensation	—	—	—	206	—	206
Net loss for the period ended September 30, 2018	—	—	—	—	(3,059)	(3,059)
Balances, September 30, 2018	127,963,804	—	$128	$289,063	$(188,981)	$100,210

	Common	Preferred		Additional	Accumulated
	Shares	Shares	Amount	Paid-In Capital	Deficit	Total
Balances, December 31, 2018	137,114,804	—	$137	$291,266	$(191,126)	$100,277
Issuance of Units of Common Stock:
Issued pursuant to stock awards	135,000	—	—	—	—	—
Stock-based compensation	—	—	—	46	—	46
Restricted stock net share settlement	276,328	—	—	(1)	—	(1)
Warrant Exercise	694,200	—	1	247	—	248
Series A Private Placement	—	1,400	—		—
Net loss for the period ended June 30, 2019	—	—	—	—	(3,897)	(3,897)
Balances, June 30, 2019	138,220,332	1,400	$138	$291,558	$(195,023)	$96,673
Issuance of Units of Common Stock:
Stock-based compensation	—	—	—	26	—	26
Series B Private Placement	—	400	—		—
Net loss for the period ended September 30, 2019	—	—	—	—	(2,976)	(2,976)
Balances, September 30, 2019	138,220,332	1,800	$138	$291,584	$(197,999)	$93,723

GENERAL MOLY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited — In thousands)

	Nine Months Ended
	September 30,	September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net loss	$(6,889)	$(8,966)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	94	1,839
Non-cash interest expense	89	46
Income realized on lease of water rights	(13)	(13)
Stock-based compensation for employees and directors	70	598
Decrease (increase) in deposits, prepaid expenses and other	(143)	89
Decrease in accounts payable and accrued liabilities	935	498
(Decrease) increase in post closure reclamation and remediation costs	35	(38)
Net cash used by operating activities	(5,822)	(5,947)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase and development of mining properties, land and water rights	244	(1,980)
Deposits on property, plant and equipment	152	(116)
Decrease in restricted cash	(16)	—
Net cash used by investing activities	380	(2,096)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock proceeds, net of issuance costs	2,043	323
Net cash provided/(used) by financing activities:	2,043	323
Net (decrease) in cash, cash equivalents and restricted cash	(3,399)	(7,720)
Cash, cash equivalents and restricted cash, beginning of period	8,617	18,374
Cash, cash equivalents and restricted cash, end of period	$5,218	$10,654

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of capitalized	$550	$550

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Equity compensation capitalized as development	$6	$103
Change in accrued payments to Agricultural Sustainability Trust	—	1,550
Noncash change in deposits on property, plant and equipment	—	103

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

The Company conducted exploration and evaluation activities from January 1, 2002 until October 4, 2007, when our Board of Directors (“Board”) approved the development of the Mt. Hope molybdenum property (“Mt. Hope Project”) in Eureka County, Nevada.  The Mt. Hope Project is leased and operated by Eureka Moly, LLC, an indirectly held 80% subsidiary of the Company (“EMLLC” or the “LLC”).  The Company is continuing its efforts to both obtain financing for and develop the Mt. Hope Project.  However, the combination of ongoing depressed molybdenum prices, historical challenges to our permits and current liquidity concerns have further delayed development at the Mt. Hope Project.

Additionally, in late 2018 we completed a 9-hole drill program on the Mt. Hope property, focused on the area where previously identified copper-silver-zinc-mineralized skarns have been identified, immediately adjacent to the Mt. Hope molybdenum deposit.

We also continue to evaluate our Liberty molybdenum and copper property (“Liberty Project”) in Nye County, Nevada.

Liquidity and Management’s Plans

Our current working capital is negative and the Convertible Notes issued in 2014 will become due in December 2019.  See “NOTE 5 – CURRENT DEBT” for further information on the Convertible Notes.  Based on our current operating forecast, which takes into consideration the delays described above, and the fact that we currently do not generate any revenue, the Company does not expect to be able to fund its current operations and meet its financial obligations for a period of at least 12 months from the issuance of these financials.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  If we are unable to meet our obligations, we would be forced to cease operations, in which event investors may lose their entire investment in our company.  In July 2019, our largest shareholder, AMER International Group Co., Ltd.  (“AMER”) failed to timely fund and close its obligation to purchase $10 million of common stock from the Company under Tranche 3 of the AMER Investment Agreement and is now in default.  See “Agreement with AMER International Group” below regarding AMER’s default to its obligation with respect to Tranche 3.  As a result of this default, the Company has inadequate cash to continue operations and will have to find funding going forward including pursuing asset sales, short term financing options and, if unsuccessful in obtaining sufficient financing, the possibility of seeking bankruptcy protection.

The Company is currently pursuing a number of options to extend its liquidity to the end of 2019 and into 2020.  Based on our current operating forecast, our current cash on hand, the convertible preferred share purchase agreements implemented in March and August 2019, discussed below, reimbursement from the LLC for the proceeds advanced to fund the water rights settlement, and renegotiation of the outstanding convertible and promissory notes, the Company expects to be able to fund its operations and meet its financial obligations through the end of 2019.  There can be no assurance that the Company will be successful in obtaining the financing required to complete the Mt. Hope Project, or in raising additional financing in the future on terms acceptable to the Company, or at all.

On March 13, 2019, the Company announced that its Board of Directors has retained XMS Capital Partners, Headwall Partners, and Odinbrook Global Advisors (collectively, the “Advisors”), as financial advisors to assist the Board and management with evaluating and recommending strategic alternatives.

The range of strategic alternatives being evaluated include sourcing of potential incremental capital financing, sale of interest(s) in the assets of the Company or the Company itself and restructuring of the Convertible and Non-Convertible Promissory Notes issued in a December 2014 private placement, which mature in December 2019.

Additional potential funding sources for the Company include public or private equity offerings, including sale of other assets wholly-owned by the Company or with EMLLC partner POS-Minerals at the Mt. Hope Project.  The Company is obligated to use a portion of the proceeds from the sales of assets owned by the Company to pre-pay the Convertible and Non-Convertible Promissory Notes. There is no assurance that the Company will be successful in securing additional funding.  This could result in further cost reductions, contract cancellations, and potential delays which ultimately may jeopardize the development of the Mt. Hope Project.

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

Additional funding for the Mt. Hope Project would allow us to restart equipment procurement and agreements that were suspended or terminated would be renegotiated under current market terms and conditions, as necessary.  In the event of an extended delay related to availability of the Company’s portion of full financing for the Mt. Hope Project, the Company will continue using its best efforts to work with its EMLLC joint venture partner POS-Minerals to revise procurement and construction commitments to preserve liquidity, including Mt. Hope Project equipment deposits and pricing structures.  There can be no assurance that additional funding will be obtained.The Company is currently pursuing a number of options to extend its liquidity to the end of 2019 and into 2020.  Based on our current operating forecast, our current cash on hand, the convertible preferred share purchase agreements implemented in March and August 2019, discussed below, reimbursement from the LLC for the proceeds advanced to fund the water rights settlement, and renegotiation of the outstanding convertible and promissory notes, the Company expects to be able to fund its operations and meet its financial obligations through the end of 2019.  There can be no assurance that the Company will be successful in obtaining the financing required to complete the Mt. Hope Project, or in raising additional financing in the future on terms acceptable to the Company, or at all.

On March 13, 2019, the Company announced that its Board of Directors has retained XMS Capital Partners, Headwall Partners, and Odinbrook Global Advisors (collectively, the “Advisors”), as financial advisors to assist the Board and management with evaluating and recommending strategic alternatives.

The range of strategic alternatives being evaluated include sourcing of potential incremental capital financing, sale of interest(s) in the assets of the Company or the Company itself and restructuring of the Convertible and Non-Convertible Promissory Notes issued in a December 2014 private placement, which mature in December 2019.

Additional potential funding sources for the Company include public or private equity offerings, including sale of other assets wholly-owned by the Company or with EMLLC partner POS-Minerals at the Mt. Hope Project.  The Company is obligated to use a portion of the proceeds from the sales of assets owned by the Company to pre-pay the Convertible and Non-Convertible Promissory Notes. There is no assurance that the Company will be successful in securing additional funding.  This could result in further cost reductions, contract cancellations, and potential delays which ultimately may jeopardize the development of the Mt. Hope Project.

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

Additional funding for the Mt. Hope Project would allow us to restart equipment procurement and agreements that were suspended or terminated would be renegotiated under current market terms and conditions, as necessary.  In the event of an extended delay related to availability of the Company’s portion of full financing for the Mt. Hope Project, the Company will continue using its best efforts to work with its EMLLC joint venture partner POS-Minerals to revise procurement and construction commitments to preserve liquidity, including Mt. Hope Project equipment deposits and pricing structures.  There can be no assurance that additional funding will be obtained.

As the cash needs for the development of the Mt. Hope Project are significant, we and/or the LLC will be required to arrange for financing to be combined with funds anticipated to be received from POS-Minerals in order to retain its 20% LLC membership interest.  If we are unsuccessful in obtaining financing, we will not be able to proceed with the development of the Mt. Hope Project.

On April 12, 2017, the Company filed a prospectus supplement in both Canada and the United States which enabled the Company, at its discretion from time to time, to sell up to $20 million worth of common shares by way of an “at-the-market” offering (the “ATM”).  Since the effectiveness of the prospectus supplement by the SEC on April 26, 2017 to September 30, 2019, a total of 1,168,300 common shares have been sold under the ATM, for net proceeds to the Company of $0.5 million.  In October 2018, the Company completed a public offering of 9,125,000 units consisting of one share of common stock and one warrant to purchase one share of common stock resulting in net proceeds to the Company of $1,900,000.  In conjunction with the public offering in October 2018, the Company agreed to suspend the ATM facility for a period of 2 years.

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

Like the Investors described above, the Series A Convertible Preferred Shares were issued at a price of $100.00 per share, and each Series A Convertible Preferred Share will be convertible at any time at the holder’s discretion into 370.37 shares of common stock of the Company.  The Series A Convertible Preferred Shares carry a 5% annual dividend, which may be paid, in the Company’s sole discretion, in cash, additional shares or a combination thereof.  Upon maturity or full repayment of the $7.2 million Convertible and Non-Convertible Promissory Note debt currently outstanding, there will be mandatory redemption of the preferred shares into equivalent cash for the principal invested, plus any accrued and unpaid dividends.

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

On September 26, 2019, the Company entered into a 90-day deferral and forbearance agreement with the primary holder of the Convertible Notes, along with certain of the Company’s members of management and directors who participated in the 2014 debt offering.  As a result, the Company deferred approximately $162,000 of interest payments that were due at the end of the third quarter 2019.

On September 27, 2019, the Company and POS-Minerals entered into a Consent Agreement for a reimbursement schedule concerning the approximately $700,000 owed to the Company by the LLC in return for the Company’s advance of funding to settle protests related to the water right applications for the Mt. Hope Project.  Under the Consent Agreement, $200,000 was reimbursed from the Reserve Account, discussed below, to the Company on September 30 and an additional $200,000 was reimbursed in early November.  The remaining amount of approximately $300k will be reimbursed in December, provided that the LLC has sold a minimum of $400,000 in non-critical Mt. Hope Project related equipment.

The Company has reached an agreement in principle (“AiP”) with the holder of $5 million of the Company’s Senior Convertible Promissory Notes and certain other holders of Senior Convertible Notes and Senior Promissory Notes (collectively, the “Senior Notes”) to exchange the Senior Notes for new units consisting of new senior non-convertible promissory notes in the same original principal amount bearing an interest rate between 12-14% and otherwise providing for similar terms (the “Exchange

Notes”) and a three-year warrant to purchase Company common stock at $0.35 share (each a “Unit”).  The Exchange Notes will extend the maturity date until December 2022.

In addition to the exchange of Senior Notes, the largest holder of the Senior Notes, as well as the Company’s CEO, Bruce Hansen, have agreed, subject to execution of definitive documentation, to purchase new 13% Senior Promissory Notes due 2022 in the principal amount of $610,000 (representing 10% of the original principal amount of the Senior Notes to be exchanged) providing additional capital to the Company.  At this date, the total principal amount of Senior Notes contemplated to be extended by the AiP is $6.37 million out of the $7.25 million Senior Notes outstanding.  The maturity date for the outstanding Senior Notes is December 26, 2019.

The Company believes these transactions will assist with very near-term liquidity necessary for the Company to operate through the end of 2019 .  However, this does not alleviate the substantial doubt about our ability to continue to operate as a going concern.

We continue to work with our long-lead vendors to manage the timing of contractual payments for milling equipment.  The following table sets forth the LLC’s remaining cash commitments under these equipment contracts (collectively, “Purchase Contracts”) at September 30, 2019 (in millions):

As of
September 30,
Year	2019 *
2019	$—
2020	0.6
Total	$0.6

*All amounts are commitments of the LLC, and as a result of the agreement between Nevada Moly and POS-Minerals are to be funded by the reserve account, now $4.1 million as discussed above in Note 1, until such time that the Company obtains financing for its portion of construction costs at the Mt. Hope Project or until the reserve account balance is exhausted, and thereafter are to be funded 80% by Nevada Moly and 20% by POS-Minerals.  POS-Minerals remains obligated to make capital contributions for its 20% portion of equipment payments required by approved budgets of the LLC, and such amounts contributed by the reserve account on behalf of POS-Minerals will reduce, dollar for dollar, the amount of capital contributions that the LLC is required to return to POS-Minerals, described under Note 1 above.

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

Through September 30, 2019, the LLC has made deposits and/or final payments of $88.0 million on equipment orders.  Of these deposits, $71.7 million relate to fully fabricated items, primarily milling equipment, for which the LLC has additional contractual commitments of $0.6 million noted in the table above.  The remaining $16.3 million reflects both partially fabricated milling equipment, and non-refundable deposits on mining equipment.  As discussed in Note 11, the mining equipment agreements remain cancellable with no further liability to the LLC.  The underlying value and recoverability of these deposits and our mining properties in our consolidated balance sheets are dependent on the LLC’s ability to fund development activities that would lead to profitable production and positive cash flow from operations, or proceeds from the sale of these assets. There can be no assurance that the LLC will be successful in generating future profitable operations, selling these assets or that the Company will secure additional funding in the future on terms acceptable to us or at all.  Our consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded assets or liabilities.

All Mt. Hope Project related funding is payable out of the reserve account until exhausted, the balance of which was $4.1 million and $6.2 million at September 30, 2019 and December 31, 2018, respectively.  Corporate general and administrative expenses and costs associated with the maintenance of the Liberty Project are not covered by the Reserve Account.  Additional potential funding sources include public or private equity offerings or sale of other assets owned by the Company and/or the LLC, although a portion of any major asset sales may be owed to POS-Minerals and the senior 2014 note holders.  There is no assurance that the Company will be successful in securing additional funding.  This could result in further cost reductions, contract cancellations, and potential delays which ultimately may jeopardize the development of the Mt. Hope Project.

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

The original Return of Contributions amount due to POS-Minerals is reduced, dollar for dollar, by the amount of capital contributions for equipment payments required from POS-Minerals under approved budgets of the LLC, as discussed further below.  During the period January 1, 2015 to September 30, 2019, this amount has been reduced by $2.4 million, consisting of 20% of an $8.4 million principal payment made on milling equipment in March 2015, a $2.2 million principal payment made on electrical transformers in April 2015, and a $1.2 million principal payment made on milling equipment in April 2016, such that the remaining amount due to POS-Minerals is $33.6 million.  If Nevada Moly does not fund its additional capital contribution in order for the LLC to make the required Return of Contributions to POS-Minerals set forth above, POS-Minerals has an election to either make a secured loan to the LLC to fund the Return of Contributions, or receive an additional interest in the LLC estimated to be 5%.  In the latter case, Nevada Moly’s interest in the LLC is subject to dilution by a percentage equal to the ratio of 1.5 times the amount of the unpaid Return of Contributions over the aggregate amount of deemed capital contributions (as determined under the LLC Agreement) of both parties to the LLC (“Dilution Formula”).  At September 30, 2019, the aggregate amount of deemed capital contributions of both parties was $1,090.3 million.

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

Effective January 1, 2015,  Nevada Moly and POS-Minerals signed an amendment to the LLC Agreement under which a separate $36.0 million owed to Nevada Moly, held by the LLC in a reserve account established in December 2012, is being released for the mutual benefit of both members related to the jointly approved Mt. Hope Project expenses through 2021.  In January 2015, the reserve account funded a reimbursement of contributions made by the members during the fourth quarter of 2014, inclusive of $0.7 million to POS-Minerals and $2.7 million to Nevada Moly.  The remaining reserve account funds are now being used to pay ongoing jointly approved expenses of the LLC until the Company obtains full financing for its portion of the Mt. Hope Project construction cost, or until the reserve account is exhausted.  Any remaining funds after financing is obtained will be returned to the Company.  The balance of the reserve account was $4.1 million and $6.2 million at September 30, 2019 and December 31, 2018, respectively.

Agreement with AMER International Group (“AMER”)

Private Placement

This description of the AMER Investment Agreement is provided as background to the dispute with AMER.  Subsequent to the end of the second quarter, AMER defaulted on its obligation to fund Tranche 3 under the AMER Investment Agreement described in this section.  As announced in April 2015, the Company and AMER entered into a private placement for 40.0 million shares of the Company’s common stock and warrants to purchase 80.0 million shares of the Company’s common stock, priced using the trailing 90-day volume weighted average price (“VWAP”) of $0.50 on April 17, 2015, the date the Investment and Securities Purchase Agreement (“AMER Investment Agreement”) was signed. General Moly received stockholder approval of the transaction at its 2015 Annual Meeting, and of material amendments to the transaction at a special meeting held in December 2017.

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

On October 16, 2017, the Company and AMER announced the closure of the second tranche of the parties’ three-tranche financing agreement.  At the close of the second tranche, General Moly issued 14.6 million shares to AMER, priced at the volume weighted average price (“VWAP”) for the 30-day period ending August 7, 2017 (the date of the parties’ Amendment No. 2 to the AMER Investment Agreement) of $0.41 per share for a private placement of $6.0 million by AMER.  $5.5 million of the equity sale proceeds were available for general corporate purposes, while $0.5 million was held in the expense reimbursement account established at the close of the first tranche to cover costs related to the Mt. Hope Project financing and other jointly sourced business development opportunities.

The third tranche of the amended investment agreement was to include a $10.0 million private placement representing 20.0 million shares, priced at $0.50 per share (“Tranche 3”).  Closing of Tranche 3 was conditioned upon the earlier of the reissuance of water permits for the Mt. Hope Project or completion of a joint business opportunity involving use of 10.0 million shares of General Moly stock. After closure of the third tranche of the agreement, AMER would have been allowed to nominate a second director to General Moly’s Board of Directors.

The issuance of shares in connection with the third tranche of the AMER Investment Agreement was approved by General Moly stockholders in December 2017 at a Special Meeting of Stockholders.

The Company and AMER have jointly evaluated other potential opportunities, ranging from outright acquisitions and privatizations, or significant minority interest investments with a focus on base metal and ferro-alloy prospects, where the Company would benefit from management fees, minority equity interests, or the acquisition of both core and non-core assets.  The Company and AMER have considered but not completed any such transactions to date and we are not currently evaluating potential opportunities with AMER.  From commencement of the AMER Investment Agreement in 2015 to September 30, 2019, the

Company and AMER spent approximately $2.5 million from the expense reimbursement account described above in connection with such evaluations.

AMER Default on Tranche 3 Private Placement Obligation

The last closing conditions for Tranche 3 under the AMER Investment Agreement included issuance of water permits for the Mt. Hope Project.  The water permits were issued by the Nevada State Engineer on July 24, 2019.  On July 26, 2019, the Company provided formal notice to AMER that the conditions to closing of Tranche 3 had been satisfied, and that AMER would have two business days (until the close of business on Tuesday, July 30, 2019) to close the transaction.  On July 31, 2019, the Company sent a Notice of Default, as AMER failed to fund and close Tranche 3 by the July 30, 2019 deadline.

On August 1, 2019, the Company received a letter from AMER dated July 30, 2019, purporting to terminate the AMER Investment Agreement, referencing its earlier letter received by the Company on July 18, 2019, in which AMER has alleged uncured material adverse effects and alleged breaches of the AMER Investment Agreement by the Company (which include concerns related to US/China relations, concerns regarding the delay in obtaining environmental permits and solvency concerns).  The Company believes such assertions to be inaccurate and wholly without merit under the terms of the AMER Investment Agreement.  As AMER has failed to timely fund and close Tranche 3 and is now in default, the Company believes that AMER’s attempted termination of the AMER Investment Agreement is ineffective.  With AMER’s default with respect to its obligation to fund Tranche 3, the Company will have inadequate cash to continue operations and will have to evaluate its options going forward, including pursuing asset sales, short-term financing options and, if unsuccessful in obtaining sufficient financing, the possibility of seeking bankruptcy protection.  General Moly is seeking immediate sources of liquidity and is evaluating potential strategic alternatives, including sourcing of potential incremental capital financing, sale of interest(s) in the assets of the Company or the Company, and restructuring of the convertible and non-convertible debt from the 2014 private placement, which matures in December 2019.

On August 28, 2019, the Company engaged King & Spalding, an international arbitration and litigation firm, to represent the Company in its dispute against AMER for AMER’s default under the amended Investment Securities Purchase Agreement (“Agreement”).  The Company formally notified AMER that a dispute exists between the parties as a result of their failure to close Tranche 3.  The notification requires that one representative of each of the executive management of the parties be designated and authorized to attempt to settle the Dispute and the representatives are to meet in good faith to resolve the Dispute.  If the designated representatives do not resolve the Dispute within 10 business days after delivery of the Notice, the Dispute will be subject to resolution by binding arbitration, pursuant to the AMER Investment Agreement.  Any arbitration is to be held in Hong Kong under the rules of the International Chamber of Commerce.

On October 14, 2019, the Company announced that it had entered into an agreement with AMER to extend the dispute negotiation period (“Extension Agreement”).  Under the terms of the Extension Agreement, the Company received $300,000 from AMER in exchange for an extension of the negotiation period to November 15, 2019, on which date the Company’s CEO Bruce Hansen and AMER Chairman Wang Wenyin met to discuss settlement options.  With the payment, AMER shall have the right, at its option, to credit the Extension Fee among the following: (1) credit against a final negotiated settlement; (2) credit against any AMER payment obligation to the Company, pursuant to an arbitration award; or (3) apply the Extension Fee as consideration for the purchase of the Company’s common stock, priced at the 30-day volume weighted average price, as of the date immediately prior to the date that AMER demands delivery of such shares.  As announced on November 19, 2019, the Company and AMER are continuing negotiations and hope to reach a mutually beneficial resolution within the next two weeks.

Bank Loan

Subject to AMER’s purported termination of, and as set forth in the AMER Investment Agreement, AMER had agreed to work cooperatively with the Company upon the return of sustained improved molybdenum prices and the receipt of our water permits to procure and support a senior secured term loan (“Bank Loan”) of approximately $700 million from a major Chinese bank or banks for the development of the Mt. Hope Project, and to provide a guarantee for the Bank Loan.  As indicated above, AMER defaulted on Tranche 3 of the AMER Investment Agreement in July 2019.  Based on this default, the Company believes that it will be required to secure alternative financing for the development of the Mt. Hope Project and is currently exploring options.

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

Accounting Method

Our financial statements are prepared using the accrual basis of accounting in accordance with GAAP.  With the exception of the LLC, all of our subsidiaries are wholly owned.  In February 2008, we entered into the LLC Agreement, which established our ownership interest in the LLC at 80%.  The consolidated financial statements include all of our wholly owned subsidiaries and the LLC.  The POS-Minerals contributions attributable to their 20% interest are shown as Contingently Redeemable Noncontrolling Interest on the Consolidated Balance Sheet.  The net loss attributable to contingently redeemable noncontrolling interest is reflected separately on the Consolidated Statement of Operations and reduces the Contingently Redeemable Noncontrolling Interest on the Consolidated Balance Sheet.  Net losses of the LLC are attributable to the members of the LLC based on their respective ownership percentages in the LLC.  During the three and nine months ended September 30, 2019, the LLC had a $27,000 and $81,000 loss, respectively, primarily associated with accretion of its reclamation obligations, of which $5,000 and $16,000, was attributed to the Contingently Redeemable Noncontrolling Interest.

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

Asset Impairments

We evaluate the carrying value of long-lived assets to be held and used, using a fair-value based approach when events and circumstances indicate that the related carrying amount of our assets may not be recoverable.  Significant declines in the overall economic environment, molybdenum and copper prices may be considered as impairment indicators for the purposes of these impairment assessments.  Additionally, failure to secure our mining permits, including our water rights, or revocation of our permits, may be considered as impairment indicators for the purposes of these impairment assessments.  In accordance with U.S. GAAP, the carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flows from such asset is less than its carrying value.  In that event, an impairment charge will be recorded in our Consolidated Statement of Operations and Comprehensive Loss based on the difference between book value and the estimated fair value of the asset computed using discounted future cash flows, or the application of an expected fair value technique in the absence of an observable market price.  Future cash flows include estimates of recoverable quantities to be produced from estimated proven and probable mineral reserves, commodity prices (considering current and historical prices, price trends and related factors), production quantities and capital expenditures, all based on life-of-mine plans and projections.  In estimating future cash flows, assets are grouped at the lowest level for which identifiable cash flows exist that are largely independent of cash flows from other asset groups.  Generally, in estimating future cash flows, all assets are grouped at a particular mine for which there are identifiable cash flows.  Management has evaluated the circumstances of the July 30, 2019 AMER default and has concluded the default is a third quarter triggering event in which we updated cash flow forecasts.  We evaluated and determined the carrying value of the asset groups were recoverable as the probability-weighted undiscounted cash flows exceeded the carrying values for each of our asset groups.  While at September 30, 2019, we have not identified any impairment of our long-lived assets, there can be no assurance that there will not be asset impairments if commodity prices experience a sustained decline and/or if there are significant downward adjustments to estimates of recoverable quantities to be produced from proven and probable mineral reserves or production quantities, and/or upward adjustments to estimated operating costs and capital expenditures, all based on life-of-mine plans and projections.  Additionally, should we be unable to secure alternative financing following the default of AMER to fund Tranche 3 under the AMER Investment Agreement, we may be required to modify our cash flow projections which could result in a significant reduction in the valuation of our assets thereby causing an impairment to our assets at that time.

Cash and Cash Equivalents and Restricted Cash

We consider all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company’s cash equivalent instruments are classified within Level 1 of the fair value hierarchy established by FASB guidance for Fair Value Measurements because they are valued based on quoted market prices in active markets.

We consider all restricted cash, inclusive of the reserve account discussed above and reclamation surety bonds, to be long-term.

	September 30, 2019	December 31, 2018
	(in thousands)
Cash and cash equivalents	1,100	2,016
Restricted cash held at EMLLC	4,118	6,167
Restricted cash and investments held for reclamation bonds	—	434
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	5,218	8,617

As of September 30, 2019, the LLC had $0.3 million in cash deposits associated with reclamation bonds, which are accounted for as restricted cash.  Another $0.1 million in cash collateral is associated with surety bonds at the Liberty Project.  These amounts are considered investments and are not included in cash and cash equivalents for purposes of the Statement of Cash Flows.  As of December 31, 2018, the LLC had an additional $0.4 million in a long-term funding mechanism, which was accounted for as restricted cash.  The $0.4 million held in a long-term funding mechanism was redeemed and is included in cash and cash equivalents as of September 30, 2019.

Basic and Diluted Net Loss Per Share

Net loss per share was computed by dividing the net loss attributable to the Company by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Outstanding awards as of September 30, 2019 and December 31, 2018, respectively, were as follows:

	September 30, 2019	December 31, 2018
Warrants	97,991,800	98,686,000
Shares Issued upon conversion of Senior Notes	5,910,000	5,910,000
Unvested Stock Awards	2,001,268	2,401,268
Stock Appreciation Rights	938,667	938,667

These awards were not included in the computation of diluted loss per share for the three and nine months ended September 30, 2019 and December 31, 2018, respectively, because to do so would have been anti-dilutive.  Therefore, basic loss per share is the same as diluted loss per share.

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

The Convertible Notes bear interest at a rate of 10.0% per annum, payable in cash quarterly in arrears on each March 31, June 30, September 30, and December 31. The Convertible Notes are convertible at any time in an amount equal to 80% of the greater of (i) the average volume weighted average price (“VWAP”) for the 30 Business Day period ending on the Business Day prior to the date of the conversion, or (ii) the average VWAP for the 30 Business Day period ending on the original issuance date of the Convertible Notes.  Each Note will convert into a maximum of 100 shares per note, resulting in the issuance of up to 8,535,000 shares. General Moly’s named executive officers and board of directors who participated in the offering are restricted from converting at a price less than $0.32, the most recent closing price at the time that the Convertible Notes were issued. The Convertible Notes are mandatorily redeemable at par plus the present value of remaining coupons upon (i) the availability of cash from a financing for the Mt. Hope Project or (ii) any other debt financing by the Company. In addition, 50% of any proceeds from the sale of assets cumulatively exceeding $250,000 will be used to prepay the Convertible Notes at par plus the present value of remaining coupons. The Company has the right to redeem the Convertible Notes at any time at par plus the present value of remaining coupons. The Private Placement was negotiated by independent members of General Moly’s board of directors, none of whom participated in the transaction.  As of September 30, 2019, an aggregate of $2.6 million of Convertible Notes had been converted into 2,625,000 shares of common stock and $1.3 million of non-convertible Senior Promissory Notes, resulting in a $0.2 million annual reduction in interest payments made by the Company in the servicing of the Convertible Notes, as further discussed in Note 6 below.

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

The Mt. Hope Project.  We are currently in the process of developing the Mt. Hope Project, and have recently obtained all permits required for construction. In January 2014, the Company published an updated Technical Report on the Mt. Hope Project using Canadian Instrument NI 43-101 guidelines, which provided data on the viability and expected economics of the project.  In early 2017, we re-examined the Mt. Hope proven and probable mineral reserves and updated the reserve and resource estimates using an $8.40/lb molybdenum (“Mo”) three-year backward average price.  No further adjustments have been required.

The Company has also identified a potential high-grade, copper-silver exploration target along with a significant zinc mineralized area at the Mt. Hope Project site, southeast of the Mt. Hope Project’s molybdenum deposit in central Nevada (the “Cu-Ag Target”).

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

To date the preliminary Cu-Ag Target exploration work was undertaken solely by General Moly. The Company has presented the promising findings to its 20% joint venture partner at the Mt. Hope Project, POS-Minerals, and the parties are discussing value-sharing investment options. Any mining operation to exploit economic mineralization will require the approval of POS-Minerals.

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

Other Mining Properties.  We also have mining claims and land purchased prior to 2006 which consist in part of (a) six patented mining claims known as the Chicago-London group, located near the town of Murray in Shoshone County, Idaho, (b) 34 unpatented mining claims in Marion County, Oregon, known as the Detroit property and (c) 83 unpatented mining claims in Sanders and Madison County, Montana.  The costs associated with these claims and properties are minimal and primarily relate to claim fees and property taxes.

Summary. The following is a summary of mining properties, land and water rights at September 30, 2019 and December 31, 2018 (in thousands):

	At	At
	September 30,	December 31,
	2019	2018
Mt. Hope Project:
Development costs	$179,328	$176,292
Mineral, land and water rights	9,423	11,324
Advance royalties	31,800	31,800
Total Mt. Hope Project	220,551	219,416
Total Liberty Project	8,374	9,678
Other Properties	0	81
Total	$228,925	$229,175

Development costs of $179.3 million as of September 30, 2019 include hydrology and drilling costs, expenditures to further the permitting process, capitalized salaries, project engineering costs, and other expenditures required to fully develop the Mt. Hope Project.  Deposits on project property, plant and equipment of $88.0 million as of September 30, 2019 represent ongoing progress payments on equipment orders for the custom-built grinding and milling equipment, related electric mill drives, and other processing equipment that require the longest lead times.

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

The following table shows asset retirement obligations for future mine closure and reclamation costs in connection with the Mt. Hope Project and within the boundaries of the Plan of Operations (“PoO”):

(in thousands)
At January 1, 2018	$1,568
Accretion Expense	103
Adjustments*	(38)
At December 31, 2018	$1,633
Accretion Expense	81
Adjustments*	34
At September 30, 2019	$1,748

*Includes additions, annual changes to the escalation rate, the market-risk premium rate, or reclamation time periods.

The estimated future reclamation costs for the Mt. Hope Project have been discounted using a rate of 8%, which is the rate that existed at the time the liability was originally measured.  The total inflated and undiscounted estimated reclamation costs associated with current disturbance under the PoO at the Mt. Hope Project were $5.8 million at September 30, 2019, inclusive of $2.6 million for mitigation of sage grouse habitat that would be affected by development of the Mt. Hope Project.  Increases in ARO liabilities resulting from the passage of time are recognized as accretion expense.

As of September 30, 2019, the LLC had provided the appropriate regulatory authorities with $2.8 million in reclamation financial guarantees through the posting of surety bonds for reclamation of the Mt. Hope and had $0.3 million in cash deposits associated with these bonds which are specific to the PoO disturbance and accounted for as restricted cash and are unrelated to the inflated and undiscounted liability referenced above.  The LLC posted an additional $0.3 million as a cash bond with the BLM in April 2019 as a result of a required three-year update to the reclamation bond calculation.

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

	Mt. Hope Project
	outside PoO
	boundary	Liberty
	(in thousands)
At January 1, 2018	$15	$121
Adjustments *	—	—
At December 31, 2018	$15	$121
Adjustments *	—	—
At September 30, 2019	$15	$121

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

On September 26, 2019, the Company entered into a 90 day deferral and forbearance agreement with the primary holder of the Convertible Notes, along with certain of the Company’s members of management and directors who participated in the 2014 debt offering.  As a result, the Company deferred approximately $162,000 of interest payments that were due at the end of the third quarter 2019.

The Company has reached an agreement in principle (“AiP”) with the holder of $5 million of the Company’s Senior Convertible Promissory Notes and certain other holders of Senior Convertible Notes and Senior Promissory Notes (collectively, the “Senior Notes”) to exchange the Senior Notes for new units consisting of new senior non-convertible promissory notes in the same original principal amount bearing an interest rate between 12-14% and otherwise providing for similar terms (the “Exchange Notes”) and a three-year warrant to purchase Company common stock at $0.35 share (each a “Unit”).  The Exchange Notes will extend the maturity date until December 2022.

In addition to the exchange of Senior Notes, the largest holder of the Senior Notes, as well as the Company’s CEO, Bruce Hansen, have agreed, subject to execution of definitive documentation, to purchase new 13% Senior Promissory Notes due 2022 in the principal amount of $610,000 (representing 10% of the original principal amount of the Senior Notes to be exchanged) providing additional capital to the Company.  At this date, the total principal amount of Senior Notes contemplated to be extended by the AiP is $6.37 million out of the $7.25 million Senior Notes outstanding.  The maturity date for the outstanding Senior Notes is December 26, 2019.

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

As of September 30, 2019 and December 31, 2018, respectively, the carrying value of the Convertible Notes, absent the embedded derivatives, was $5.9 million and $5.8 million inclusive of an unamortized debt discount of nil and $0.1 million, all of which is considered current debt. The fair value of the Convertible Notes was $3.8 million and $4.0 million at September 30, 2019 and December 31, 2018, respectively.

As of September 30, 2019 and December 31, 2018, the carrying value of the Promissory Notes was $1.3 million. The fair value of the Promissory Notes was $0.9 million at September 30, 2019 and December 31, 2018.

The embedded derivatives recorded in Convertible Notes at fair value were ($30,000) and ($14,000) at September 30, 2019 and December 31, 2018, respectively. The changes in the estimated fair value of the embedded derivatives during the nine months ended September 30, 2019 resulted in a net loss of approximately $15,000.  Gain or loss on embedded derivatives is recognized as Interest Expense in the Statement of Operations.

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

The following tables set forth the inputs to the models that were used to value the embedded derivatives:

	September 30, 2019	December 31, 2018
Stock Price	$0.26	$0.22
Maturity Date	December 31, 2019	December 31, 2019
Risk-Free Interest Rate	1.88%	2.63%
Estimated Stock Volatility	40.00%	40.00%
Default Intensity	2.00%	2.00%
Recovery Rate	30.00%	30.00%

Type of Event	Expected Date	Probability of Event
Mandatory Redemption	October 17, 2019	80%
Conversion Option	February 21, 2019	0%
Note Reaches Maturity	December 31, 2019	20%

NOTE 6 — COMMON STOCK UNITS, COMMON STOCK AND COMMON STOCK WARRANTS

During the nine months ended September 30, 2019, we issued 411,328 shares of common stock pursuant to stock awards under the 2006 Equity Incentive Plan.  No shares were issued under the 2006 Equity Incentive Plan during the three months then ended.

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

On April 12, 2017, the Company filed a prospectus supplement in both Canada and the United States to its U.S. base shelf prospectus and U.S. registration statement on Form S-3 which enabled the Company, at its discretion from time to time, to sell up to $20 million worth of common shares by way of an at-the-market offering.  Since the effectiveness of the prospectus supplement by the SEC on April 26, 2017 to September 30, 2019, a total of 1,168,300 common shares have been sold under the ATM, for net proceeds to the Company of $0.5 million.  In conjunction with the public offering discussed below, the Company agreed to suspend the ATM facility for a period of 2 years.

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

Of the warrants outstanding at September 30, 2019, 8.5 million are exercisable at $1.00 per share at any time from June 26, 2015 through their expiration on December 26, 2019, 1.0 million are exercisable at $5.00 per share once General Moly has received financing necessary for the commencement of commercial production at the Mt. Hope Project and will expire one year thereafter, and the 80.0 million shares of the amended AMER Warrant will become exercisable upon availability of the Bank Loan, should such availability occur prior to the third anniversary of the issuance of the ROD for the Mt. Hope Project, discussed below in Note 11, and will expire five years thereafter.  The remaining warrants are exercisable at $0.35 per share with an expiration of October 2023.

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

NOTE 7 — REDEEMABLE PREFERRED STOCK

Pursuant to our Certificate of Incorporation we are authorized to issue 10,000,000 shares of $0.001 per share par value preferred stock, of which 55,000 shares are designated as Series A Preferred Stock Shares and 5,000 are designated as Series B Preferred Stock Shares as of September 30, 2019.  The authorized but unissued shares of preferred stock may be issued in designated series from time to time by one or more resolutions adopted by the Board.  The Board has the authority to determine the preferences, limitations and relative rights of each series of preferred stock.

During the nine months ended September 30, 2019, the Company issued 14,000 shares of Series A Preferred in a series of private placement agreements.  The Series A Preferred Shares were priced at $100.00/ share and are convertible at any time at the holder’s discretion into common shares whereby one preferred share converts at a price of $0.27/common share to 370.37 common shares. The conversion price was set at the closing price of the Company’s common stock on March 12, 2019, which was the day before announcement of the private placement. Upon maturity or full repayment of the Senior Convertible Notes and Promissory Notes currently outstanding, there will be mandatory redemption of the preferred shares in exchange for equivalent cash for the principal invested, plus any accrued and unpaid dividends.  The holders of the Series A Preferred Shares are entitled to receive, when and if declared by the Board of Directors and in preference to the common stock, cumulative cash or in-kind dividends at a rate per annum of 5% of the original issue price.   In the event of a liquidation, dissolution, or winding up of the Company, the proceeds would be distributed first to the holders of Series A Preferred Shares prior to any distributions to holders of other stock in an amount per share equal to the original issue price plus any declared but unpaid dividends.  The holders of Series A Preferred Shares are entitled to vote, together with the holders of common stock, as if the Series A Preferred Shares had been converted to common stock on all matters submitted to stockholders for vote.  In addition, the Series A Preferred Shares contains certain protective rights that require the vote or consent of the holders of at least a majority of the shares of Series A Preferred Shares.

Of the 14,000 shares issued during the nine months ended September 30, 2019, 5,000 shares were issued to MHMI.  On May 29, 2019, MHMI assigned their interest in 4,500 of the shares to various investors in their entity.  MHMI retained 500 shares.  In addition to the Series A Convertible Preferred Shares terms described in Note 1 above, MHMI and their investors have a one-time right to require the Company to redeem all or a portion of the Series A Convertible Preferred Shares upon the receipt of a minimum of $5,000,000 from the close of Tranche 3 of the amended AMER Investment Agreement.

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

Prior to the issuance of the Series A and Series B Convertible Preferred Shares, no shares of preferred stock were issued or outstanding.

NOTE 8 — EQUITY INCENTIVES

In 2006, the Board and shareholders of the Company approved the 2006 Equity Incentive Plan (“2006 Plan”), and in May 2010, our shareholders approved an amendment and restatement of the 2006 Plan increasing the number of shares that may be issued under the plan by 4,500,000 shares to 9,600,000 shares and extend the expiration date of the 2006 Plan to May 2020, as well as making other technical changes related to tax law and accounting rule changes, and to make administrative clarifying changes.  In June 2016, our shareholders approved an additional amendment to the 2006 Plan increasing the number of shares that may be issued under the plan by 5,000,000 shares to 14,600,000 shares.  In June 2019, our shareholders approved an amendment and restatement of the 2006 Plan increasing the number of shares that may be issued under the plan by 6,500,000 shares to 21,100,000 shares.  The 2006 Plan authorizes the Board, or a committee of the Board, to issue or transfer up to an aggregate of 14,600,000 shares of common stock, of which 3,449,058 remain available for issuance as of September 30, 2019.  Awards under the 2006 Plan may include incentive stock options, non-statutory stock options, restricted stock units, restricted stock awards, and stock appreciation rights (“SARs”).  At the option of the Board, SARs may be settled with cash, shares, or a combination of cash and shares.  The Company settles the exercise of other stock-based compensation with newly issued common shares.

Stock-based compensation cost is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes option pricing model and is recognized as compensation ratably on a straight-line basis over the requisite vesting/service period.  As of September 30, 2019, there was $0.3 million of total unrecognized compensation cost related to share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 2.1 years.

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

At September 30, 2019, the outstanding and exercisable (fully vested) SARs had an aggregate intrinsic value of nil and had a weighted-average remaining contractual term of 1.1 years.  No SARs were exercised during the three and nine months ended September 30, 2019.

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

The compensation expense recognized by the Company for Stock Awards is based on the closing market price of the Company’s common stock on the date of grant.  For the three and nine months ended September 30, 2019, the weighted-average grant date fair value for Stock Awards was $0.24.  The total fair value of stock awards vested during the three and nine months ended September 30, 2019 is $0.1 million.

Summary of Equity Incentive Awards

The following table summarizes activity under the Plans during the nine months ended September 30, 2019:

	SARs		Stock Awards
	Weighted	Number	Weighted
	Average	of Shares	Average
	Strike	Under	Grant	Number of
	Price	Option	Price	Shares
Balance at January 1, 2019	$3.19	938,667	$1.18	2,401,268
Awards Granted	—	—	0.24	135,000
Awards Exercised or Earned	—	—	0.63	(535,000)
Awards Forfeited	—	—	—	—
Awards Expired	—	—	—	—
Balance at September 30, 2019	$3.19	938,667	$1.34	2,001,268

Exercisable at September 30, 2019	$2.14	56,523

A summary of the status of the non-vested awards as of September 30, 2019 and changes during the nine months there ended is presented below:

	SARs		Stock Awards
	Weighted	Number	Weighted
	Average	of Shares	Average
	Fair	Under	Fair	Number of
	Value	Option	Value	Shares
Balance at January 1, 2019	$3.26	882,144	$1.18	2,401,268
Awards Granted	—	—	0.24	135,000
Awards Vested or Earned	—	—	0.63	(535,000)
Awards Forfeited	—	—	—	—
Balance at September 30, 2019	$3.26	882,144	$1.34	2,001,268

NOTE 9 — CHANGES IN CONTINGENTLY REDEEMABLE NONCONTROLLING INTEREST AND EQUITY

	Activity for
	Nine Months Ended
	September 30,	September 30,
Changes CRNCI (Dollars in thousands)	2019	2018
Total CRNCI December 31, 2018 and 2017, respectively	$172,261	$172,633
Net Loss Attributable to CRNCI	(16)	(367)
Total CRNCI September 30, 2019 and 2018, respectively	$172,245	$172,266

	Activity for
	Nine Months Ended
	September 30,	September 30,
Changes Redeemable Preferred Stock (Dollars in thousands)	2019	2018
Total Redeemable Preferred Stock December 31, 2018 and 2017, respectively	$—	$—
Redeemable Preferred Stock Issued	1,800	—
Total Redeemable Preferred Stock September 30, 2019 and 2018, respectively	$1,800	$—

NOTE 10 — INCOME TAXES

At September 30, 2019 and December 31, 2018, we had deferred tax assets principally arising from the net operating loss carry-forwards for income tax purposes multiplied by an expected rate of 21%. As management of the Company cannot determine that it is more likely than not that we will realize the benefit of the deferred tax assets, a valuation allowance equal to the net deferred tax asset has been established at September 30, 2019 and December 31, 2018.

At September 30, 2019 and December 31, 2018, we had net operating loss carry-forwards of approximately $282.6 million and $275.7 million, respectively, which expire in the years 2021 through 2038.  The change in the allowance account from December 31, 2018 to September 30, 2019 was an increase of $3.9 million.

As of September 30, 2019 and December 31, 2018, the Company had no unrecognized tax benefits.  There was no change in the amount of unrecognized tax benefits as a result of tax positions taken during the year or in prior periods or due to settlements with taxing authorities or lapses of applicable statues of limitations.

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

The Mt. Hope Lease requires a royalty advance (“Construction Royalty Advance”) of 3% of certain construction capital costs, as defined in the Mt. Hope Lease.  The LLC is obligated to pay a portion of the Construction Royalty Advance each time capital is raised for the Mt. Hope Project based on 3% of the expected capital to be used for those certain construction capital costs defined in the Mt. Hope Lease.  Through September 30, 2019, we have paid $25.6 million of the total royalty advance.  Based on our Mt. Hope Project capital budget we estimate that a final reconciliation payment on the Capital Construction Cost Estimate (the “Estimate”) will be due following the commencement of commercial production, after as-built costs are definitively determined.  The Company estimates, based on the revised capital estimate discussed above and the current timeline for the commencement of commercial production, that an additional $4.2 million will be due approximately 24 months after the commencement of construction.  This amount has been accrued for all periods presented as accrued advance royalties.  The capital estimates may be subject to escalation in the event the Company experiences continued delays in achieving full financing for the Mt. Hope Project.

The LLC is also obligated to make a minimum annual advance royalty payment (“Annual Advance Royalty”) of $0.5 million each October 19 for any year wherein commercial production has not been achieved or the MHMI Production Royalty (as hereinafter defined) is less than $0.5 million.  As commercial production is not anticipated to commence before early-2022, the Company has accrued $2.0 million in Annual Advance Royalty payments which will be due in four $0.5 million installments in October 2019, 2020, 2021, and 2022, respectively.  The 2019 payment was remitted on October 18, 2019.  The Estimate and the Annual Advance Royalty are collectively referred to as the “Advance Royalties.”  All Advance Royalties are credited against the MHMI Production Royalties once the mine has achieved commercial production.  After the mine begins production, the LLC estimates that the MHMI Production Royalties will be in excess of the Annual Advance Royalties for the life of the Mt. Hope Project.  Until the advance royalties are fully credited, the LLC will pay one half of the calculated Production Royalty annually.  Assuming a $12 molybdenum price, the Annual Advance Royalties will be consumed within the first five years of commercial production.

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

Equipment and Supply Procurement

Through September 30, 2019, the LLC has made deposits and/or final payments of $88.0 million on equipment orders and has spent approximately $208.9 million for the development of the Mt. Hope Project, for a total Mt. Hope Project inception-to-date spend of $299.4 million.

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

The LLC has contributed $0.1 million into the Trust as of September 30, 2019.  The remaining contributions to the Trust may be funded by the LLC over several years based on the achievement of certain milestones, which are considered probable, and as such $5.5 million has been accrued in the Company’s financial statements and is included in mining properties, land, and water rights.  Additionally, as a result of a settlement of protests to the Mt. Hope project water applications, additional contributions will be made to the Trust, as discussed below under Key Terms of Settlements - Eureka County and the DNR.

Permitting Considerations

In the ordinary course of business, mining companies are required to seek governmental permits for expansion of existing operations or for the commencement of new operations. The LLC is required to obtain approval, in the form of a Record of Decision (“ROD”), from the BLM to implement the Mt. Hope Project Plan of Operations (“PoO”).  The LLC is also required to obtain various state and federal permits including, but not limited to, water protection, air quality, water rights and reclamation.  In addition to requiring permits for the development of the Mt. Hope Project, we will need to obtain and modify various mining and environmental permits during the life of the Mt. Hope Project.  Maintaining, modifying, and renewing the necessary governmental permits is a complex and time-consuming process involving numerous jurisdictions and often involving public hearings and substantial expenditures.  The duration and success of the LLC’s efforts to obtain, modify or renew permits will be contingent upon many variables, some of which are not within the LLC’s control.  Increased costs or delays could occur, depending on the nature of the activity to be permitted and the interpretation of applicable requirements implemented by the permitting authority.  All necessary permits may not be obtained and, if obtained, may not be renewed, or the costs involved in each case may exceed those that we previously estimated.  In addition, it is possible that compliance with such permits may result in additional costs and delays.

History of Record of Decision (ROD)

On November 16, 2012, the BLM issued its initial ROD authorizing development of the Mt. Hope Project.  The ROD was subsequently vacated by the U.S. Court of Appeals for the Ninth Circuit in December 2016, discussed below.  Also, on April 23, 2015, the BLM issued a Finding of No Significant Impact (“FONSI”) supporting their Decision to approve an amendment to the PoO.  The initial ROD and FONSI/Decision approved the PoO and amended PoO, respectively, for construction and operation of the mining and processing facilities and also granted the Right-of-Way, and amended Right-of-Way, respectively, for a 230kV power transmission line, discussed below.  Monitoring and mitigation measures identified in the initial ROD and FONSI, developed in collaboration with the regulatory agencies involved throughout the permitting process, will avoid, minimize, and mitigate environmental impacts, and reflect the Company’s commitment to be good stewards of the environment.  Ongoing changes to permits and the PoO during the life of mining operations are typical as design evolves and operations are optimized.

On February 15, 2013, Great Basin Resource Watch and the Western Shoshone Defense Project (“Plaintiffs”) filed a Complaint against the U.S. Department of the Interior and the BLM (“Defendants”) in the U.S. District Court, District of Nevada (“District Court”), seeking relief under the National Environmental Policy Act (“NEPA”) and other federal laws challenging the

BLM’s issuance of the initial ROD for the Mt. Hope Project, and on February 20, 2013 filed a Motion for Preliminary Injunction.  The District Court allowed the LLC to intervene in the matter.

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

Thereafter, on September 22, 2014, the Plaintiffs filed their notice of appeal to the U.S. Court of Appeals for the Ninth Circuit (“Ninth Circuit”) of the District Court’s dismissal.  Oral argument of the parties before the Ninth Circuit was completed on October 18, 2016.  On December 28, 2016, the Ninth Circuit issued its Opinion rejecting many of the arguments raised by the Plaintiffs challenging the Environmental Impact Statement ("EIS") completed for the Mt. Hope Project, but issued a narrow reversal of the BLM's findings related to air quality analysis and information related to potential public water resources. Because of this technical deficiency, the Court vacated the initial ROD.

Re-Issuance of Record of Decision Approving Supplemental Environmental Impact Statement (“SEIS”)

On remand to the BLM, the agency conducted additional evaluation of air quality impacts and resulting cumulative impact analysis under NEPA in preparation of a Supplemental Environmental Impact Statement (“SEIS”).  The SEIS disclosed additional information to the public related to the selection of appropriate background concentrations to use for dispersion modeling of air pollutants and information related to potential public water reserves.  Because the SEIS must be prepared in accordance with NEPA guidelines, the SEIS included three publications in the Federal Register, the first was the Notice of Intent (“NOI”) which was published on July 19, 2017, the second, the Notice of Availability (“NOA”) of the Draft SEIS (“DSEIS”) was published on March 6, 2019, and on September 27, 2019, the third NOA was published announcing that the BLM had re-issued the ROD marking completion of the NEPA process and approval of the SEIS.  On November 5, 2019, we announced that a Complaint was filed against the U.S. Department of Interior and the BLM in the U.S. District Court in Nevada, challenging the re-issuance of the ROD. We are reviewing the Complaint filed by Great Basin Resource Watch and the Western Shoshone Defense Project, and may seek permission from the Court to intervene on behalf of the Mt. Hope Project.

Reclamation Considerations

Environmental regulations related to reclamation require that the cost for a third party contractor to perform reclamation activities on the minesite be estimated.  In October 2015, we submitted a request to the BLM to reduce our reclamation liability to current surface disturbance.  Simultaneously, we submitted an application to NDEP-BMRR to modify the Reclamation Permit to reflect this reduced reclamation liability. On October 26, 2015, NDEP-BMRR approved the proposed permit modification, including the reduced reclamation liability amount.   On December 21, 2015, BLM approved the updated reclamation liability estimate, reducing of the reclamation liability to approximately $2.8 million.  In early 2019, the Company submitted, and BLM approved a required 3-year update to the reclamation liability estimate, resulting in an increased liability of approximately $3.1 million.  We worked with the LLC’s reclamation surety underwriters to satisfy the $2.8 million financial guarantee requirements under the approved amended PoO for the Mt. Hope Project and funded the $0.3 million increase in cash directly with the BLM in April 2019.  As of September 30, 2019, the surety bond program was funded with a cash collateral payment of $0.3 million.

Water Rights Considerations

History of Mt. Hope Water Permits

In July 2011, the Nevada State Engineer (“State Engineer”) initially approved our applications for new appropriation of water for mining and milling use, and applications to change existing water from agricultural use to mining and milling use for the Mt. Hope Project.  Subsequently, the State Engineer granted water permits associated with the approved applications and approved a Monitoring, Management and Mitigation Plan (“3M Plan”) for the Mt. Hope Project.  Eureka County, Nevada and two other parties comprised of water rights holders in Diamond Valley and Kobeh Valley appealed the State Engineer’s decision approving the applications and granting the water permits to the Nevada State District Court (“District Court”) and then filed a further appeal to the Nevada Supreme Court challenging the District Court’s decision affirming the State Engineer’s decision to approve the applications and grant the water permits.  In June 2013, the appeal was consolidated by the Nevada Supreme Court with an appeal of the State Engineer’s approval of the 3M Plan filed by two water rights holders.  The District Court previously upheld the State Engineer’s approval of the 3M Plan and the two parties subsequently appealed the District Court’s decision to the Nevada Supreme Court.

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

On September 27, 2017, the Nevada Supreme Court affirmed a March 4, 2016 District Court Order vacating the 3M Plan, denying the water applications and vacating the permits issued by the State Engineer in July 2011 and June 2012.  This decision of the Nevada Supreme Court was final, and not subject to further appeal.

New Change Applications for Water Use at Mt. Hope Project

After the Company received the September 2017 decision from the Nevada Supreme Court, it proceeded with new applications to change existing agricultural irrigation and mining/milling water rights owned by the Company to use at the Mt. Hope Project.  These new change applications had been filed with the State Engineer in 2015 and 2016 while the above described appeals were pending before the Nevada Supreme Court.  Originally, these applications and other new appropriation applications were to be addressed at a pre-hearing conference scheduled on August 25, 2016 before the State Engineer.  These applications were the subject of a Writ of Prohibition or Mandamus (“Writ”) filed by Eureka County on August 23, 2016 to the Nevada Supreme Court seeking the Supreme Court’s intervention to stop further action by the State Engineer while the appeals discussed above were pending.  On December 22, 2017 the Nevada Supreme Court denied Eureka County’s Writ Petition.  As a result, the State Engineer allowed a pre-hearing conference held on January 24, 2018.  At the pre-hearing conference the State Engineer and his hearing officer scheduled review of the new change applications for a September 11, 2018 hearing in Carson City, Nevada.

On January 2, 2018, Eureka County, and later joined by the other two protestants representing a rancher in Kobeh Valley and a ranching group in Diamond Valley, filed a motion to dismiss with the State Engineer asserting that our applications were precluded from review and approval asserting that they were repetitive of the applications denied previously by the Nevada Supreme Court in its September 2017 decision.  On March 26, 2018, the State Engineer issued a non-final order denying the motion to dismiss finding that the applications to be reviewed at the upcoming hearing were not identical issues and that further consideration of the motion could be taken at the hearing.  On May 14, 2018, Eureka County, joined by the other protestants filed a Writ to the Nevada Supreme Court and later a Motion to Stay the September hearing date, asserting that the denial of the Motion to Dismiss was erroneous and that the Nevada Supreme Court should order that the applications be denied and/or the September 2018 hearing should be delayed until the Nevada Supreme Court can consider the Writ and underlying motion to dismiss.  The Company filed its objection on June 27, 2018, and on August 30, 2018, the Nevada Supreme Court denied the Writ, permitting the September 2018 hearing before the Nevada State Engineer to proceed.

On the second day of the September hearing, all protest issues raised by Eureka County and the Diamond Natural Resources Protections & Conservation Association (“DNR”) concerning the Mt. Hope water rights applications were resolved through a Stipulation, Settlement Agreement and Withdrawal of Protest (“Settlement”).  After Eureka County and DNR were excused, the hearing continued with evidence addressing concerns raised by another protestant representing a Kobeh Valley ranching family and cattle company that refused to participate in the Settlement. At the public hearing, the Company presented expert testimony in support of its augmentation and monitoring plan to the Nevada State Engineer, which will protect senior water rights in the Kobeh Valley basin when the Company commences construction and operation of its proposed Mt. Hope molybdenum project near the town of Eureka, Nevada.  The hearing concluded on September 21, 2018.

Effective April 30, 2019,  the Company, through its wholly owned subsidiary Kobeh Valley Ranch LLC (“KVR”) and the entered into a settlement agreement with a Kobeh Valley, Nevada ranching family (“Ranchers”), resolving the last set of protests pending before the Nevada State Engineer pertaining to the Mt. Hope Project’s water rights applications.

On June 6, 2019, the Nevada State Engineer issued Ruling 6464 granting the Company’s water rights applications for mining purposes.  The water right permits for the Mt. Hope Project were issued on July 24, 2019.  With receipt of and in compliance with the terms of the water permits, the water is available for consumptive use at the Mt. Hope Project.

Key Terms of Settlements

Eureka County and the DNR

Under the terms of the Settlement with Eureka County and the DNR, the Company and the LLC agreed to convey all related water rights for Mt. Hope Project at the future cessation of all mining activity to assist Eureka County and the DNR’s efforts to mitigate the pre-existing effects of agricultural groundwater pumping in Diamond Valley. Furthermore, upon construction of certain power infrastructure and grants of right of way by the LLC at the Mt. Hope Project, the Company and the LLC will work cooperatively with Eureka County to allow use of and access to such infrastructure to lessen the pre-existing effects of Diamond Valley groundwater pumping. Eureka County, and the Company and the LLC, also agreed to work cooperatively to seek opportunities to improve and implement groundwater monitoring efforts.

In addition, the Company withdrew its protests to Eureka County’s pending applications with the Nevada State Engineer to appropriate water from the Kobeh Valley basin, and at the request of DNR, the Company also agreed to publicly support the proposed Diamond Valley Ground Water Management Plan currently pending before the Nevada State Engineer.

With receipt of the water permits, the LLC increased its financial contributions to the existing Agricultural Sustainability Trust Agreement, discussed above, with the Eureka Producers’ Cooperative (“EPC”) in Diamond Valley with an additional $50,000 to EPC.  Initially, upon execution of the Settlement, the LLC made a payment of $50,000.

The LLC will make additional contributions of $750,000 each after the commencement of molybdenum production at the Mt. Hope Project and on the one year anniversary of production, for a total contribution obligation to the Sustainability Trust of $5.6 million, an increase of $1.6 million related to the terms of the Settlement. The amount has been accrued under mining properties, land, and water rights in the Company’s financial statements in addition to the previously accrued $4.0 million resulting in a total accrual of $5.6 million.  The LLC has contributed $0.1 million into the Trust as of September 30, 2019.

The Sustainability Trust is tasked with developing and implementing programs that will serve to slow groundwater drawdown and thereby improve the sustainability of the agricultural economy in the Diamond Valley Hydrographic Basin.

Kobeh Valley Ranching Family

At the execution of the settlement agreement, the LLC funded an initial payment of $1 million into a trust account; distribution to the Ranchers occurred when the water permits were issued on July 24, 2019.  Upon receipt of the initial $1,000,000 into the trust account, the Ranchers withdrew their protests and forfeited any judicial review of Ruling 6464 and the water applications and issuance of the water permits issued on July 24, 2019 by the Nevada State Engineer.

When conditions exist for the LLC to secure project financing additional consideration representing less than 1.5 % of the remaining project capital budget will be payable to the Ranchers.  If the LLC has not secured Mt. Hope Project financing within 12 months of the executed settlement agreement, the LLC will make monthly payments of $10,000 to the Ranchers until financing is achieved and the remaining consideration will be paid to the Ranchers.

Funding for the $1 million was advanced to the LLC by the Company, to preserve the joint venture’s existing reserve account.  General Moly sourced $500,000 from its available cash, and received the remaining $500,000 from closing a sale of Series A Convertible Preferred Shares in a private placement with Mount Hope Mines Inc. (“MHMI”) discussed in Notes 1 and 7 above, the Mt. Hope Project’s claim/land lessor.

In exchange for General Moly advancing the $1,000,000 initial settlement funding, the LLC members have agreed to repay the $1 million advance from the proceeds of ongoing sales of non-critical LLC assets and lands.  On September 27, 2019, the Company and POS-Minerals entered into a Consent Agreement for a reimbursement schedule concerning the approximately $700,000 owed to the Company by the LLC in return for its advance of funding to settle protests related to the water right applications for the Mt. Hope Project.  Under the Consent Agreement, $200,000 was reimbursed from the Reserve Account to the Company on September 30, 2019 and an additional $200,000 was reimbursed in early November.  The remaining approximately $300,000 will be reimbursed in December, provided that the LLC has sold a minimum of $400,000 in non-critical Mt. Hope Project related equipment.

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

NOTE 12 — SUBSEQUENT EVENTS

On October 14, 2019, the Company announced that it had entered into an agreement with AMER to extend the dispute negotiation period (“Extension Agreement”).  Under the terms of the Extension Agreement, the Company received $300,000 from AMER in exchange for an extension of the negotiation period to November 15, 2019, on which date the Company’s CEO Bruce Hansen and AMER Chairman Wang Wenyin met to discuss settlement options.  With the payment, AMER shall have the right, at its option, to credit the Extension Fee among the following: (1) credit against a final negotiated settlement; (2) credit against any AMER payment obligation to the Company, pursuant to an arbitration award; or (3) apply the Extension Fee as consideration for the purchase of the Company’s common stock, priced at the 30-day volume weighted average price, as of the date immediately prior to the date that AMER demands delivery of such shares.  As announced on November 19, 2019, the Company and AMER are continuing negotiations and hope to reach a mutually beneficial resolution within the next two weeks.

The Company has reached an agreement in principle (“AiP”) with the holder of $5 million of the Company’s Senior Convertible Promissory Notes and certain other holders of Senior Convertible Notes and Senior Promissory Notes (collectively, the “Senior Notes”) to exchange the Senior Notes for new units consisting of new senior non-convertible promissory notes in the same original principal amount bearing an interest rate between 12-14% and otherwise providing for similar terms (the “Exchange Notes”) and a three-year warrant to purchase Company common stock at $0.35 share (each a “Unit”).  The Exchange Notes will extend the maturity date until December 2022.

In addition to the exchange of Senior Notes, the largest holder of the Senior Notes, as well as the Company’s CEO, Bruce Hansen, have agreed, subject to execution of definitive documentation, to purchase new 13% Senior Promissory Notes due 2022 in the principal amount of $610,000 (representing 10% of the original principal amount of the Senior Notes to be exchanged) providing additional capital to the Company.  At this date, the total principal amount of Senior Notes contemplated to be extended by the AiP is $6.37 million out of the $7.25 million Senior Notes outstanding.  The maturity date for the outstanding Senior Notes is December 26, 2019.

On November 5, 2019, we announced that a Complaint was filed against the U.S. Department of Interior and the BLM in the U.S. District Court in Nevada, challenging the re-issuance of the ROD. We are reviewing the Complaint filed by Great Basin Resource Watch and the Western Shoshone Defense Project, and may seek permission from the Court to intervene on behalf of the Mt. Hope Project.

Unless discussed elsewhere in this document, no other subsequent events exist.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References made in this Quarterly Report on Form 10-Q to “we,” “our,” “us,” or the “Company,” refer to General Moly, Inc.

The following discussion and analysis of our financial condition and results of operations constitutes management’s review of the factors that affected our financial and operating performance for the three and nine months ended September 30, 2019, and 2018.  This discussion should be read in conjunction with the consolidated financial statements and notes thereto contained elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed on March 21, 2019.

We routinely post important information about us on our Company website.  Our website address is www.generalmoly.com.  We do not incorporate the information on our website into this document and you should not consider any information on, or that can be accessed through, our website as part of this document.

AMER Default on Tranche 3 Private Placement Obligation

The last closing conditions for Tranche 3 under the AMER Investment Agreement included issuance of water permits for the Mt. Hope Project.  The water permits were issued by the Nevada State Engineer on July 24, 2019.  On July 26, 2019, the Company provided formal notice to AMER that the conditions to closing of Tranche 3 had been satisfied, and that AMER would have two business days (until the close of business on Tuesday, July 30, 2019) to close the transaction.  On July 31, 2019, the Company sent a Notice of Default, as AMER failed to fund and close Tranche 3 by the July 30, 2019 deadline.

On August 1, 2019, the Company received a letter from AMER dated July 30, 2019, purporting to terminate the AMER Investment Agreement, referencing its earlier letter received by the Company on July 18, 2019, in which AMER has alleged uncured material adverse effects and alleged breaches of the AMER Investment Agreement by the Company (which include concerns related to US/China relations, concerns regarding the delay in obtaining environmental permits and solvency concerns).  The Company believes such assertions to be inaccurate and wholly without merit under the terms of the AMER Investment Agreement.  As AMER has failed to timely fund and close Tranche 3 and is now in default, the Company believes that AMER’s attempted termination of the AMER Investment Agreement is ineffective.  With AMER’s default with respect to its obligation to fund Tranche 3, the Company will have inadequate cash to continue operations and will have to evaluate its options going forward, including pursuing asset sales, short-term financing options and, if unsuccessful in obtaining sufficient financing, the possibility of seeking bankruptcy protection.  General Moly is seeking immediate sources of liquidity and is evaluating potential strategic alternatives, including sourcing of potential incremental capital financing, sale of interest(s) in the assets of the Company or the Company, and restructuring of the convertible and non-convertible debt from the 2014 private placement, which matures in December 2019.

On August 28, 2019, the Company engaged King & Spalding, an international arbitration and litigation firm, to represent the Company in its dispute against AMER for AMER’s default under the amended Investment Securities Purchase Agreement (“Agreement”).  The Company formally notified AMER that a dispute exists between the parties as a result of their failure to close Tranche 3.  The notification requires that one representative of each of the executive management of the parties be designated and authorized to attempt to settle the Dispute and the representatives are to meet in good faith to resolve the Dispute.  If the designated representatives do not resolve the Dispute within 10 business days after delivery of the Notice, the Dispute will be subject to resolution by binding arbitration, pursuant to the AMER Investment Agreement.  Any arbitration is to be held in Hong Kong under the rules of the International Chamber of Commerce.

On October 14, 2019, the Company announced that it had entered into an agreement with AMER to extend the dispute negotiation period (“Extension Agreement”).  Under the terms of the Extension Agreement, the Company received $300,000 from AMER in exchange for an extension of the negotiation period to November 15, 2019, on which date the Company’s CEO Bruce Hansen and AMER Chairman Wang Wenyin met to discuss settlement options.  With the payment, AMER shall have the right, at its option, to credit the Extension Fee among the following: (1) credit against a final negotiated settlement; (2) credit against any AMER payment obligation to the Company, pursuant to an arbitration award; or (3) apply the Extension Fee as consideration for the purchase of the Company’s common stock, priced at the 30-day volume weighted average price, as of the date immediately prior to the date that AMER demands delivery of such shares.  As announced on November 19, 2019, the Company and AMER are continuing negotiations and hope to reach a mutually beneficial resolution within the next two weeks.

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

The original Return of Contributions amount due to POS-Minerals is reduced, dollar for dollar, by the amount of capital contributions for equipment payments required from POS-Minerals under approved budgets of the LLC, as discussed further below.  As of September 30, 2019, this amount has been reduced by $2.4 million, consisting of POS-Mineral’s 20% share of equipment purchases, such that the remaining amount due to POS-Minerals is $33.6 million.  If Nevada Moly does not fund its additional capital contribution in order for the LLC to make the required Return of Contributions to POS-Minerals set forth above, POS-Minerals has an election to either make a secured loan to the LLC to fund the Return of Contributions or receive an additional interest in the LLC estimated to be 5%.  In the latter case, Nevada Moly’s interest in the LLC is subject to dilution by a percentage equal to the ratio of 1.5 times the amount of the unpaid Return of Contributions over the aggregate amount of deemed capital contributions (as determined under the LLC Agreement) of both parties to the LLC (“Dilution Formula”).  At September 30, 2019, the aggregate amount of deemed capital contributions of both parties was $1,090.3 million.

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

The Reserve Account

Effective January 1, 2015, Nevada Moly and POS-Minerals signed an amendment to the LLC Agreement under which a separate $36.0 million belonging to Nevada Moly, held by the LLC in a reserve account established in December 2012, is being released for the mutual benefit of both members related to annual jointly approved Mt. Hope Project expenses into 2021.  In January 2015, the reserve account funded a reimbursement of contributions made by the members during the fourth quarter of 2014, inclusive of $0.7 million to POS-Minerals and $2.7 million to Nevada Moly.  The remaining reserve account funds are now being used to pay ongoing jointly approved expenses of the LLC until the Company obtains full financing for its portion of the Mt. Hope Project construction cost, or until the reserve account is exhausted.  Any remaining funds after financing is obtained will be returned to the Company.  The balance of the reserve account was $4.1 million and $6.2 million at September 30, 2019 and December 31, 2018, respectively.

Permitting Considerations

In the ordinary course of business, mining companies are required to seek governmental permits for expansion of existing operations or for the commencement of new operations. The LLC is required to obtain approval, in the form of a Record of Decision (“ROD”), from the BLM to implement the Mt. Hope Project Plan of Operations (“PoO”).  The LLC is also required to obtain various state and federal permits including, but not limited to, water protection, air quality, water rights and reclamation.  In addition to requiring permits for the development of the Mt. Hope Project, we will need to obtain and modify various mining and environmental permits during the life of the Mt. Hope Project.  Maintaining, modifying, and renewing the necessary governmental permits is a complex and time-consuming process involving numerous jurisdictions and often involving public hearings and substantial expenditures.  The duration and success of the LLC’s efforts to obtain, modify or renew permits will be contingent upon many variables, some of which are not within the LLC’s control.  Increased costs or delays could occur, depending on the nature of the activity to be permitted and the interpretation of applicable requirements implemented by the permitting authority.  All necessary permits may not be obtained and, if obtained, may not be renewed, or the costs involved in each case may exceed those that we previously estimated.  In addition, it is possible that compliance with such permits may result in additional costs and delays.

History of Record of Decision (ROD)

On November 16, 2012, the BLM issued its initial ROD authorizing development of the Mt. Hope Project.  The ROD was subsequently vacated by the U.S. Court of Appeals for the Ninth Circuit in December 2016, discussed below.  Also, on April 23, 2015, the BLM issued a Finding of No Significant Impact (“FONSI”) supporting their Decision to approve an amendment to the PoO.  The initial ROD and FONSI/Decision approved the PoO and amended PoO, respectively, for construction and operation of the mining and processing facilities and also granted the Right-of-Way, and amended Right-of-Way, respectively, for a 230kV power transmission line, discussed below.  Monitoring and mitigation measures identified in the initial ROD and FONSI, developed in collaboration with the regulatory agencies involved throughout the permitting process, will avoid, minimize, and mitigate environmental impacts, and reflect the Company’s commitment to be good stewards of the environment.  Ongoing changes to permits and the PoO during the life of mining operations are typical as design evolves and operations are optimized.

On February 15, 2013, Great Basin Resource Watch and the Western Shoshone Defense Project (“Plaintiffs”) filed a Complaint against the U.S. Department of the Interior and the BLM (“Defendants”) in the U.S. District Court, District of Nevada (“District Court”), seeking relief under the National Environmental Policy Act (“NEPA”) and other federal laws challenging the BLM’s issuance of the initial ROD for the Mt. Hope Project, and on February 20, 2013 filed a Motion for Preliminary Injunction.  The District Court allowed the LLC to intervene in the matter.

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

Thereafter, on September 22, 2014, the Plaintiffs filed their notice of appeal to the U.S. Court of Appeals for the Ninth Circuit (“Ninth Circuit”) of the District Court’s dismissal.  Oral argument of the parties before the Ninth Circuit was completed on October 18, 2016.  On December 28, 2016, the Ninth Circuit issued its Opinion rejecting many of the arguments raised by the Plaintiffs challenging the Environmental Impact Statement ("EIS") completed for the Mt. Hope Project, but issued a narrow reversal of the BLM's findings related to air quality analysis and information related to potential public water resources. Because of this technical deficiency, the Court vacated the initial ROD.

Re-Issuance of Record of Decision Approving Supplemental Environmental Impact Statement (“SEIS”)

On remand to the BLM, the agency conducted additional evaluation of air quality impacts and resulting cumulative impact analysis under NEPA in preparation of a Supplemental Environmental Impact Statement (“SEIS”).  The SEIS disclosed additional information to the public related to the selection of appropriate background concentrations to use for dispersion modeling of air pollutants and information related to potential public water reserves.  Because the SEIS must be prepared in accordance with NEPA guidelines, the SEIS included three publications in the Federal Register, the first was the Notice of Intent (“NOI”) which was published on July 19, 2017, the second, the Notice of Availability (“NOA”) of the Draft SEIS (“DSEIS”) was published on March

6, 2019, and on September 27, 2019, the third NOA was published announcing that the BLM had re-issued the ROD marking completion of the NEPA process and approval of the SEIS.

Reclamation Considerations

Environmental regulations related to reclamation require that the cost for a third party contractor to perform reclamation activities on the minesite be estimated.  In October 2015, we submitted a request to the BLM to reduce our reclamation liability to current surface disturbance.  Simultaneously, we submitted an application to NDEP-BMRR to modify the Reclamation Permit to reflect this reduced reclamation liability. On October 26, 2015, NDEP-BMRR approved the proposed permit modification, including the reduced reclamation liability amount.   On December 21, 2015, BLM approved the updated reclamation liability estimate, reducing of the reclamation liability to approximately $2.8 million.  In early 2019, the Company submitted, and BLM approved a required 3-year update to the reclamation liability estimate, resulting in an increased liability of approximately $3.1 million.  We worked with the LLC’s reclamation surety underwriters to satisfy the $2.8 million financial guarantee requirements under the approved amended PoO for the Mt. Hope Project and funded the $0.3 million increase in cash directly with the BLM in April 2019.  As of September 30, 2019, the surety bond program was funded with a cash collateral payment of $0.3 million.

Water Rights Considerations

History of Mt. Hope Water Permits

In July 2011, the Nevada State Engineer (“State Engineer”) initially approved our applications for new appropriation of water for mining and milling use, and applications to change existing water from agricultural use to mining and milling use for the Mt. Hope Project.  Subsequently, the State Engineer granted water permits associated with the approved applications and approved a Monitoring, Management and Mitigation Plan (“3M Plan”) for the Mt. Hope Project.  Eureka County, Nevada and two other parties comprised of water rights holders in Diamond Valley and Kobeh Valley appealed the State Engineer’s decision approving the applications and granting the water permits to the Nevada State District Court (“District Court”) and then filed a further appeal to the Nevada Supreme Court challenging the District Court’s decision affirming the State Engineer’s decision to approve the applications and grant the water permits.  In June 2013, the appeal was consolidated by the Nevada Supreme Court with an appeal of the State Engineer’s approval of the 3M Plan filed by two water rights holders.  The District Court previously upheld the State Engineer’s approval of the 3M Plan and the two parties subsequently appealed the District Court’s decision to the Nevada Supreme Court.

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

On September 27, 2017, the Nevada Supreme Court affirmed a March 4, 2016 District Court Order vacating the 3M Plan, denying the water applications and vacating the permits issued by the State Engineer in July 2011 and June 2012.  This decision of the Nevada Supreme Court was final, and not subject to further appeal.

New Change Applications for Water Use at Mt. Hope Project

After the Company received the September 2017 decision from the Nevada Supreme Court, it proceeded with new applications to change existing agricultural irrigation and mining/milling water rights owned by the Company to use at the Mt. Hope Project.  These new change applications had been filed with the State Engineer in 2015 and 2016 while the above described appeals were pending before the Nevada Supreme Court.  Originally, these applications and other new appropriation applications were to be addressed at a pre-hearing conference scheduled on August 25, 2016 before the State Engineer.  These applications were the subject of a Writ of Prohibition or Mandamus (“Writ”) filed by Eureka County on August 23, 2016 to the Nevada Supreme Court seeking the Supreme Court’s intervention to stop further action by the State Engineer while the appeals discussed above were pending.  On December 22, 2017 the Nevada Supreme Court denied Eureka County’s Writ Petition.  As a result, the State Engineer allowed a pre-hearing conference held on January 24, 2018.  At the pre-hearing conference the State Engineer and his hearing officer scheduled review of the new change applications for a September 11, 2018 hearing in Carson City, Nevada.

On January 2, 2018, Eureka County, and later joined by the other two protestants representing a rancher in Kobeh Valley and a ranching group in Diamond Valley, filed a motion to dismiss with the State Engineer asserting that our applications were precluded from review and approval asserting that they were repetitive of the applications denied previously by the Nevada

Supreme Court in its September 2017 decision.  On March 26, 2018, the State Engineer issued a non-final order denying the motion to dismiss finding that the applications to be reviewed at the upcoming hearing were not identical issues and that further consideration of the motion could be taken at the hearing.  On May 14, 2018, Eureka County, joined by the other protestants filed a Writ to the Nevada Supreme Court and later a Motion to Stay the September hearing date, asserting that the denial of the Motion to Dismiss was erroneous and that the Nevada Supreme Court should order that the applications be denied and/or the September 2018 hearing should be delayed until the Nevada Supreme Court can consider the Writ and underlying motion to dismiss.  The Company filed its objection on June 27, 2018, and on August 30, 2018, the Nevada Supreme Court denied the Writ, permitting the September 2018 hearing before the Nevada State Engineer to proceed.

On the second day of the September hearing, all protest issues raised by Eureka County and the Diamond Natural Resources Protections & Conservation Association (“DNR”) concerning the Mt. Hope water rights applications were resolved through a Stipulation, Settlement Agreement and Withdrawal of Protest (“Settlement”).  After Eureka County and DNR were excused, the hearing continued with evidence addressing concerns raised by another protestant representing a Kobeh Valley ranching family and cattle company that refused to participate in the Settlement. At the public hearing, the Company presented expert testimony in support of its augmentation and monitoring plan to the Nevada State Engineer, which will protect senior water rights in the Kobeh Valley basin when the Company commences construction and operation of its proposed Mt. Hope molybdenum project near the town of Eureka, Nevada.  The hearing concluded on September 21, 2018.

Effective April 30, 2019,  the Company, through its wholly owned subsidiary Kobeh Valley Ranch LLC (“KVR”) and the entered into a settlement agreement with a Kobeh Valley, Nevada ranching family (“Ranchers”), resolving the last set of protests pending before the Nevada State Engineer pertaining to the Mt. Hope Project’s water rights applications.

On June 6, 2019, the Nevada State Engineer issued Ruling 6464 granting the Company’s water rights applications for mining purposes.  The water right permits for the Mt. Hope Project were issued on July 24, 2019.  With receipt of and in compliance with the terms of the water permits, the water is available for consumptive use at the Mt. Hope Project.

Key Terms of Settlements

Eureka County and the DNR

Under the terms of the Settlement with Eureka County and the DNR, the Company and the LLC agreed to convey all related water rights for Mt. Hope Project at the future cessation of all mining activity to assist Eureka County and the DNR’s efforts to mitigate the pre-existing effects of agricultural groundwater pumping in Diamond Valley. Furthermore, upon construction of certain power infrastructure and grants of right of way by the LLC at the Mt. Hope Project, the Company and the LLC will work cooperatively with Eureka County to allow use of and access to such infrastructure to lessen the pre-existing effects of Diamond Valley groundwater pumping. Eureka County, and the Company and the LLC, also agreed to work cooperatively to seek opportunities to improve and implement groundwater monitoring efforts.

In addition, the Company withdrew its protests to Eureka County’s pending applications with the Nevada State Engineer to appropriate water from the Kobeh Valley basin, and at the request of DNR, the Company also agreed to publicly support the proposed Diamond Valley Ground Water Management Plan currently pending before the Nevada State Engineer.

With receipt of the water permits, the LLC increased its financial contributions to the existing Agricultural Sustainability Trust Agreement, discussed above, with the Eureka Producers’ Cooperative (“EPC”) in Diamond Valley with an additional $50,000 to EPC.  Initially, upon execution of the Settlement, the LLC made a payment of $50,000.

The LLC will make additional contributions of $750,000 each after the commencement of molybdenum production at the Mt. Hope Project and on the one year anniversary of production, for a total contribution obligation to the Sustainability Trust of $5.6 million, an increase of $1.6 million related to the terms of the Settlement. The amount has been accrued under mining properties, land, and water rights in the Company’s financial statements in addition to the previously accrued $4.0 million resulting in a total accrual of $5.6 million.  The LLC has contributed $0.1 million into the Trust as of September 30, 2019.

The Sustainability Trust is tasked with developing and implementing programs that will serve to slow groundwater drawdown and thereby improve the sustainability of the agricultural economy in the Diamond Valley Hydrographic Basin.

Kobeh Valley Ranching Family

At the execution of the settlement agreement, the LLC funded an initial payment of $1 million into a trust account;

distribution to the Ranchers occurred when the water permits were issued on July 24, 2019.  Upon receipt of the initial $1,000,000 into the trust account, the Ranchers withdrew their protests and forfeited any judicial review of Ruling 6464 and the water applications and issuance of the water permits issued on July 24, 2019 by the Nevada State Engineer.

When conditions exist for the LLC to secure project financing additional consideration representing less than 1.5 % of the remaining project capital budget will be payable to the Ranchers.  If the LLC has not secured Mt. Hope Project financing within 12 months of the executed settlement agreement, the LLC will make monthly payments of $10,000 to the Ranchers until financing is achieved and the remaining consideration will be paid to the Ranchers.

Funding for the $1 million was advanced to the LLC by the Company, to preserve the joint venture’s existing reserve account.  General Moly sourced $500,000 from its available cash, and received the remaining $500,000 from closing a sale of Series A Convertible Preferred Shares in a private placement with Mount Hope Mines Inc. (“MHMI”) discussed in Notes 1 and 7 above, the Mt. Hope Project’s claim/land lessor.

In exchange for General Moly advancing the $1,000,000 initial settlement funding, the LLC members have agreed to repay the $1 million advance from the proceeds of ongoing sales of non-critical LLC assets and lands.  On September 27, 2019, the Company and POS-Minerals entered into a Consent Agreement for a reimbursement schedule concerning the approximately $700,000 owed to the Company by the LLC in return for its advance of funding to settle protests related to the water right applications for the Mt. Hope Project.  Under the Consent Agreement, $200,000 was reimbursed from the Reserve Account to the Company on September 30, 2019 and an additional $200,000 was reimbursed in early November.  The remaining approximately $300,000 will be reimbursed in December, provided that the LLC has sold a minimum of $400,000 in non-critical Mt. Hope Project related equipment.

Capital & Operating Cost Estimates

Presently, the development of the Mt. Hope Project has a Project Capital Estimate of $1,312 million, which includes development costs of approximately $1,245 million and $67 million in cash financial guaranty/bonding requirements, advance royalty payments, and power pre-payment estimates.  These capital costs were updated in the third quarter of 2012, and were then escalated by approximately 3% in the third quarter of 2013, for those items not yet procured or committed to by contract.  The Mt. Hope Project has not materially changed in scope and remains currently designed at approximately 65% engineering completion, with solid scope definition.  The pricing associated with this estimate remains subject to escalation associated with equipment, construction labor and commodity price increases, and project delays, which will continue to be reviewed periodically.  The Project Capital Estimate does not include financing costs or amounts necessary to fund operating working capital and potential capital overruns, is subject to additional holding costs as financing activities for construction of the Mt. Hope Project are delayed, and may be subject to other escalation and de-escalation as contracts and purchase arrangements are finalized at then current pricing.  From October 2007 through the quarter ended September 30, 2019, the LLC spent approximately $296.9 million of the estimated $1,312 million on development of the Mt. Hope Project.

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

Equipment and Supply Procurement

Through September 30, 2019, the LLC has made deposits and/or final payments of $88.0 million on equipment orders.

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

Molybdenum Market Update

The molybdenum oxide daily global spot price per pound is currently at $8.85 compared with $11.88 at yearend 2018, according to Platts. The molybdenum price ranged from a low of $11.53/lb to a high of $12.00/lb during the third quarter, but The molybdenum oxide daily global spot price per pound is currently at $8.85 compared with $11.88 at yearend 2018, according to Platts. The molybdenum price ranged from a low of $11.53/lb to a high of $12.00/lb during the third quarter, but declined to a two-year low at $8.38 per pound on November 11, 2019 before recovering to $8.85. The $11.74 average for the year-to-date through November 10, 2019 is, however, only 1.9% lower than the average of the same period of 2018.

The recent lower molybdenum prices may be attributed to the heightened U.S.-China trade tensions that led to a weakened Renminbi which further exacerbated the price fall when expressed in dollars. China is the world’s largest consumer and producer of molybdenum, noted the CPM Group, an econometrics and commodities research firm in New York. Increased fears about a more severe global economic slowdown may also have dampened molybdenum demand. An evident shift in demand in China away from nickel-rich 300-series stainless steel to a cheaper and less molybdenum-intensive 200-series might have had a further impact. Such shifts occurred in the past as well.

Molybdenum prices can be volatile. The CPM Group expects molybdenum prices to strengthen over the next several years. CPM projects per pound average real prices of $11.44 in 2019, $13.55 in 2020, $14.64 in 2021, and $15.30 declining to $14.32 in 2022-2025. (CPM is currently reviewing its price forecasts for 2021 to 2025 but for now is using these earlier projections.)

While noting that it is still investigating what all of the factors contributing to the perplexing recent precipitous price downturn, CPM states that the fundamentals are still looking reasonably robust, including that molybdenum production continues to contract, and that this price decrease may have been a seasonal dip from destocking inventory in October, exacerbated by the depreciation of the Renminbi. Indeed, the present decline in prices is likely to sharpen the decline in molybdenum production and encourage increased use of the metal once again.

Approximately 70% of molybdenum’s first use is for steel production as molybdenum is a premier alloy to strengthen steel and make it corrosion resistant. Most of molybdenum in steel is consumed by the specialty steels, an expanding, value-added segment accounting for approximately 10% of overall steel production. Within the specialty steels segment, stainless steel accounts for the largest use of molybdenum at 21%, and full alloy steel accounts for 20% of total molybdenum consumption.

The ISSF projected that world stainless steel consumption is estimated to increase by 2.4% in 2019 over 2018 and by 4.4% year-over-year in 2020. ISSF also reported that the first half of 2019 showed a 2% increase in stainless steel melt shop production to 26.1 million metric tons over the 2018 period, led by a 9% increase in output of 14.4 million metric tons from China.

On the supply side, the CPM Group estimates that the molybdenum market was near equilibrium with a growing deficit in 2020-2021. CPM projects that the deficit will shrink in 2022 followed by small surpluses in 2023-2025.

Molybdenum Price Chart (Weekly, 2004 – 11/15/2019)

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

Liquidity, Capital Resources and Capital Requirements

For the period from December 31, 2018 to September 30, 2019

Our total consolidated cash balance at September 30, 2019 was $1.1 million compared to $2.0 million at December 31, 2018, representing a decrease of $0.9 million due to a variety of cash inflows and outflows.  Outflows included $3.0 million in development costs for the Mt. Hope Project, $0.4 million at the Liberty Project, $1.1 million in general and administrative costs, offset by an inflow of funds released from a long-term funding mechanism associated with reclamation at the Mt. Hope Project of $0.4 million, release of $1.5 million from the reserve account held at EMLLC, $0.2 million received from the exercise of warrants and funds received from the issuance of shares under a private placement of Series A and Series B Convertible Preferred Shares of $1.8 million.

The $36.0 million Reserve Account established in December of 2012, at the direction of the LLC management committee, was payable to Nevada Moly upon release, at which time the funds would have become available for use by the Company.

Effective January 1, 2015, Nevada Moly and POS-Minerals signed an amendment to the LLC agreement under which $36.0 million owed to Nevada Moly and held by the LLC in the reserve account will be released over the next few years, but only for the mutual benefit of both members related to jointly approved Mt. Hope Project expenses as discussed above.  The balance of the reserve account at September 30, 2019 was $4.1 million, compared to $6.2 million at December 31, 2018.

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

On August 1, 2019, the Company received a letter from AMER dated July 30, 2019, purporting to terminate the AMER Investment Agreement, referencing its earlier letter received by the Company on July 18, 2019, in which AMER has alleged uncured material adverse effects and alleged breaches of the AMER Investment Agreement by the Company (which include concerns related to US/China relations, concerns regarding the delay in obtaining environmental permits and solvency concerns).  The Company believes such assertions to be inaccurate and wholly without merit under the terms of the AMER Investment Agreement.  As AMER has failed to timely fund and close Tranche 3 and is now in default, the Company believes that AMER’s attempted termination of the AMER Investment Agreement is ineffective.  With AMER’s default with respect to its obligation to fund Tranche 3, the Company will have inadequate cash to continue operations and will have to evaluate its options going forward, including pursuing asset sales, short-term financing options and, if unsuccessful in obtaining sufficient financing, the possibility of seeking bankruptcy protection.  General Moly is seeking immediate sources of liquidity and is evaluating potential strategic alternatives, including sourcing of potential incremental capital financing, sale of interest(s) in the assets of the Company or the Company, and restructuring of the convertible and non-convertible debt from the 2014 private placement, which matures in December 2019.

On August 28, 2019, the Company engaged King & Spalding, an international arbitration and litigation firm, to represent the Company in its dispute against AMER for AMER’s default under the amended Investment Securities Purchase Agreement (“Agreement”).  The Company formally notified AMER that a dispute exists between the parties as a result of their failure to close Tranche 3.  The notification requires that one representative of each of the executive management of the parties be designated and authorized to attempt to settle the Dispute and the representatives are to meet in good faith to resolve the Dispute.  If the designated representatives do not resolve the Dispute within 10 business days after delivery of the Notice, the Dispute will be subject to resolution by binding arbitration, pursuant to the AMER Investment Agreement.  Any arbitration is to be held in Hong Kong under the rules of the International Chamber of Commerce.

On October 14, 2019, the Company announced that it had entered into an agreement with AMER to extend the dispute negotiation period (“Extension Agreement”).  Under the terms of the Extension Agreement, the Company received $300,000 from AMER in exchange for an extension of the negotiation period to November 15, 2019, on which date the Company’s CEO Bruce Hansen and AMER Chairman Wang Wenyin met to discuss settlement options.  With the payment, AMER shall have the right, at its option, to credit the Extension Fee among the following: (1) credit against a final negotiated settlement; (2) credit against any AMER payment obligation to the Company, pursuant to an arbitration award; or (3) apply the Extension Fee as consideration for the purchase of the Company’s common stock, priced at the 30-day volume weighted average price, as of the date immediately prior to the date that AMER demands delivery of such shares.  As announced on November 19, 2019, the Company and AMER are continuing negotiations and hope to reach a mutually beneficial resolution within the next two weeks.

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

With our cash conservation plan, our Corporate and Liberty related cash requirements have declined to approximately $1.2 million per quarter, while all Mt. Hope Project related funding is payable out of the reserve account into 2021.  Based on our updated current operating forecast, including the drilling and exploration program, and the combination of the liquidity provided by the proceeds from the Redeemable Preferred Shares private placements, our public offering in October 2018 and our current cash on hand, the Company only expects to be able to fund its operations and meet its financial obligations into December 2019. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Additional funding for the Mt. Hope Project, will allow us to restart equipment procurement, and agreements that were suspended or terminated will be renegotiated under current market terms and conditions, as necessary.  In the event of an extended delay related to availability of the Company’s portion of full financing for the Mt. Hope Project, the Company will make its best efforts to work with its EMLLC joint venture partner POS-Minerals to revise procurement and construction commitments to preserve liquidity, including Mt. Hope Project equipment deposits and pricing structures.  Major changes in commodity prices or a change in the probability of a sale of all or a portion our interest in the Mt. Hope Project resulting in a change to our weighted average cash flow projections could result in a significant reduction in the valuation of our assets thereby causing an impairment to our assets at that time.  There can be no assurance that additional funding will be obtained or that impairment charges will not be incurred.

Total assets as of September 30, 2019 decreased to $325.9 million compared to $329.5 million as of December 31, 2018 primarily due to general and administrative expenses.

Other Capital Requirements

We also require additional capital to maintain our mining claims and other rights related to the Liberty Project, as well as continue payment of ongoing general and administrative costs associated with supporting our planned operations.

Results of Operations

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

For the three months ended September 30, 2019, we had a consolidated net loss of $3.0 million compared with a net loss of $3.0 million in the same period for 2018.

For the three months ended September 30, 2019 and 2018, exploration and evaluation expenses were $0.2 million and $0.4 million, due to ongoing care and maintenance expenses.

For the three months ended September 30, 2019 and 2018, general and administrative expenses were $1.0 million and $2.5 million, respectively.  We transitioned to a new accounting software in 2018, and as such, the amount for 2018 includes approximately $1.7 million in costs associated with accelerated depreciation of acquisition and installation costs associated with the prior system.  Additionally, in 2019, we had a $1.6 million loss on the sale of non-core property related to the sale of a ranch in Nevada that was determined to be no longer needed by the Mt. Hope Project.

Interest expense for the three months ended September 30, 2019 and 2018 was $0.2 million and $0.2 million, respectively, due primarily to a larger non-cash mark to market adjustment related to the Senior Convertible Promissory Notes in 2019 than 2018.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

For the nine months ended September 30, 2019, we had a consolidated net loss of $6.9 million compared with a net loss of $8.6 million in the same period for 2018.

For the nine months ended September 30, 2019 and 2018, exploration and evaluation expenses were $0.4 million and $0.7 million, respectively due to leach pad maintenance and repair performed at our Liberty property in 2018 as well as ongoing care and maintenance.

For the nine months ended September 30, 2019 and 2018, general and administrative expenses were $3.0 million and $7.7 million, respectively.  Approximately $0.7 million of the spend in 2018 was associated with due diligence efforts assessing value-accretive acquisition opportunities in base metal projects jointly with our long-term strategic partner AMER and approximately $1.7 million in costs associated with accelerated depreciation of acquisition and installation costs associated with the prior system upon transition to a new system.   Additionally, in 2019, we had a $2.9 million loss on the sale of non-core property related to the sale of 2 ranches in Nevada that were determined to be no longer needed by the Mt. Hope Project.

Interest expense for the nine months ended September 30, 2019 and 2018 was $0.6 million and $0.6 million, respectively.

Contractual Obligations

Through September 30, 2019, the LLC has made deposits and/or final payments of $88.0 million on equipment orders.  See “—Overview—Equipment and Supply Procurement” above.  Of these deposits, $71.7 million relate to fully fabricated items, primarily milling equipment, for which the LLC has additional contractual commitments of $2.0 million.  The remaining $16.3 million reflects both partially fabricated milling equipment, and non-refundable deposits on mining equipment.  As discussed in Note 11 to the consolidated financial statements contained elsewhere in this report, the mining equipment agreements remain cancellable with no further liability to the LLC. The underlying value and recoverability of these deposits and our mining properties in our consolidated balance sheets are dependent on the LLC’s ability to fund development activities that would lead to profitable production and positive cash flow from operations or proceeds from the disposition of these assets. There can be no assurance that the LLC will be successful in obtaining project financing, in generating future profitable operations, disposing of these assets or the

Company securing additional funding in the future on terms acceptable to us or at all.  Our audited consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded assets or liabilities.

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

Interest Rate Risk

As of September 30, 2019, we had a balance of cash and cash equivalents of $1.1 million and restricted cash of $4.5 million.  Interest rates on short term, highly liquid investments have not changed materially since December 31, 2010, and continue to be 1% or less on an annualized basis.

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

There was no change in our internal control over financial reporting that occurred during the quarter September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

Permitting Considerations

In the ordinary course of business, mining companies are required to seek governmental permits for expansion of existing operations or for the commencement of new operations. The LLC is required to obtain approval, in the form of a Record of Decision (“ROD”), from the BLM to implement the Mt. Hope Project Plan of Operations (“PoO”).  The LLC is also required to obtain various state and federal permits including, but not limited to, water protection, air quality, water rights and reclamation.  In addition to requiring permits for the development of the Mt. Hope Project, we will need to obtain and modify various mining and environmental permits during the life of the Mt. Hope Project.  Maintaining, modifying, and renewing the necessary governmental permits is a complex and time-consuming process involving numerous jurisdictions and often involving public hearings and substantial expenditures.  The duration and success of the LLC’s efforts to obtain, modify or renew permits will be contingent upon many variables, some of which are not within the LLC’s control.  Increased costs or delays could occur, depending on the nature of the activity to be permitted and the interpretation of applicable requirements implemented by the permitting authority.  All necessary permits may not be obtained and, if obtained, may not be renewed, or the costs involved in each case may exceed those that we previously estimated.  In addition, it is possible that compliance with such permits may result in additional costs and delays.

History of Record of Decision (ROD)

On November 16, 2012, the BLM issued its initial ROD authorizing development of the Mt. Hope Project.  The ROD was subsequently vacated by the U.S. Court of Appeals for the Ninth Circuit in December 2016, discussed below.  Also, on April 23, 2015, the BLM issued a Finding of No Significant Impact (“FONSI”) supporting their Decision to approve an amendment to the PoO.  The initial ROD and FONSI/Decision approved the PoO and amended PoO, respectively, for construction and operation of the mining and processing facilities and also granted the Right-of-Way, and amended Right-of-Way, respectively, for a 230kV power transmission line, discussed below.  Monitoring and mitigation measures identified in the initial ROD and FONSI, developed in collaboration with the regulatory agencies involved throughout the permitting process, will avoid, minimize, and mitigate environmental impacts, and reflect the Company’s commitment to be good stewards of the environment.  Ongoing changes to permits and the PoO during the life of mining operations are typical as design evolves and operations are optimized.

On February 15, 2013, Great Basin Resource Watch and the Western Shoshone Defense Project (“Plaintiffs”) filed a Complaint against the U.S. Department of the Interior and the BLM (“Defendants”) in the U.S. District Court, District of Nevada (“District Court”), seeking relief under the National Environmental Policy Act (“NEPA”) and other federal laws challenging the BLM’s issuance of the initial ROD for the Mt. Hope Project, and on February 20, 2013 filed a Motion for Preliminary Injunction.  The District Court allowed the LLC to intervene in the matter.

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

Thereafter, on September 22, 2014, the Plaintiffs filed their notice of appeal to the U.S. Court of Appeals for the Ninth Circuit (“Ninth Circuit”) of the District Court’s dismissal.  Oral argument of the parties before the Ninth Circuit was completed on October 18, 2016.  On December 28, 2016, the Ninth Circuit issued its Opinion rejecting many of the arguments raised by the Plaintiffs challenging the Environmental Impact Statement ("EIS") completed for the Mt. Hope Project, but issued a narrow reversal of the BLM's findings related to air quality analysis and information related to potential public water resources. Because of this technical deficiency, the Court vacated the initial ROD.

Re-Issuance of Record of Decision Approving Supplemental Environmental Impact Statement (“SEIS”)

On remand to the BLM, the agency conducted additional evaluation of air quality impacts and resulting cumulative impact analysis under NEPA in preparation of a Supplemental Environmental Impact Statement (“SEIS”).  The SEIS disclosed additional information to the public related to the selection of appropriate background concentrations to use for dispersion modeling of air pollutants and information related to potential public water reserves.  Because the SEIS must be prepared in accordance with NEPA guidelines, the SEIS included three publications in the Federal Register, the first was the Notice of Intent (“NOI”) which was published on July 19, 2017, the second, the Notice of Availability (“NOA”) of the Draft SEIS (“DSEIS”) was published on March 6, 2019, and on September 27, 2019, the third NOA was published announcing that the BLM had re-issued the ROD marking completion of the NEPA process and approval of the SEIS.  On November 5, 2019, we announced that a Complaint was filed against the U.S. Department of Interior and the BLM in the U.S. District Court in Nevada, challenging the re-issuance of the ROD. We are reviewing the Complaint filed by Great Basin Resource Watch and the Western Shoshone Defense Project, and may seek permission from the Court to intervene on behalf of the Mt. Hope Project.

Reclamation Considerations

Environmental regulations related to reclamation require that the cost for a third party contractor to perform reclamation activities on the minesite be estimated.  In October 2015, we submitted a request to the BLM to reduce our reclamation liability to current surface disturbance.  Simultaneously, we submitted an application to NDEP-BMRR to modify the Reclamation Permit to reflect this reduced reclamation liability. On October 26, 2015, NDEP-BMRR approved the proposed permit modification, including the reduced reclamation liability amount.   On December 21, 2015, BLM approved the updated reclamation liability estimate, reducing of the reclamation liability to approximately $2.8 million.  In early 2019, the Company submitted, and BLM approved a required 3-year update to the reclamation liability estimate, resulting in an increased liability of approximately $3.1 million.  We worked with the LLC’s reclamation surety underwriters to satisfy the $2.8 million financial guarantee requirements under the approved amended PoO for the Mt. Hope Project and funded the $0.3 million increase in cash directly with the BLM in April 2019.  As of September 30, 2019, the surety bond program was funded with a cash collateral payment of $0.3 million.

Water Rights Considerations

History of Mt. Hope Water Permits

In July 2011, the Nevada State Engineer (“State Engineer”) initially approved our applications for new appropriation of water for mining and milling use, and applications to change existing water from agricultural use to mining and milling use for the Mt. Hope Project.  Subsequently, the State Engineer granted water permits associated with the approved applications and approved a Monitoring, Management and Mitigation Plan (“3M Plan”) for the Mt. Hope Project.  Eureka County, Nevada and two other parties comprised of water rights holders in Diamond Valley and Kobeh Valley appealed the State Engineer’s decision approving the applications and granting the water permits to the Nevada State District Court (“District Court”) and then filed a further appeal to the Nevada Supreme Court challenging the District Court’s decision affirming the State Engineer’s decision to approve the applications and grant the water permits.  In June 2013, the appeal was consolidated by the Nevada Supreme Court with an appeal of the State Engineer’s approval of the 3M Plan filed by two water rights holders.  The District Court previously upheld the State Engineer’s approval of the 3M Plan and the two parties subsequently appealed the District Court’s decision to the Nevada Supreme Court.

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

On September 27, 2017, the Nevada Supreme Court affirmed a March 4, 2016 District Court Order vacating the 3M Plan, denying the water applications and vacating the permits issued by the State Engineer in July 2011 and June 2012.  This decision of the Nevada Supreme Court was final, and not subject to further appeal.

New Change Applications for Water Use at Mt. Hope Project

After the Company received the September 2017 decision from the Nevada Supreme Court, it proceeded with new applications to change existing agricultural irrigation and mining/milling water rights owned by the Company to use at the Mt. Hope Project.  These new change applications had been filed with the State Engineer in 2015 and 2016 while the above described appeals were pending before the Nevada Supreme Court.  Originally, these applications and other new appropriation applications were to be addressed at a pre-hearing conference scheduled on August 25, 2016 before the State Engineer.  These applications were the subject of a Writ of Prohibition or Mandamus (“Writ”) filed by Eureka County on August 23, 2016 to the Nevada Supreme Court seeking the Supreme Court’s intervention to stop further action by the State Engineer while the appeals discussed above were pending.  On December 22, 2017 the Nevada Supreme Court denied Eureka County’s Writ Petition.  As a result, the State Engineer allowed a pre-hearing conference held on January 24, 2018.  At the pre-hearing conference the State Engineer and his hearing officer scheduled review of the new change applications for a September 11, 2018 hearing in Carson City, Nevada.

On January 2, 2018, Eureka County, and later joined by the other two protestants representing a rancher in Kobeh Valley and a ranching group in Diamond Valley, filed a motion to dismiss with the State Engineer asserting that our applications were precluded from review and approval asserting that they were repetitive of the applications denied previously by the Nevada Supreme Court in its September 2017 decision.  On March 26, 2018, the State Engineer issued a non-final order denying the motion to dismiss finding that the applications to be reviewed at the upcoming hearing were not identical issues and that further consideration of the motion could be taken at the hearing.  On May 14, 2018, Eureka County, joined by the other protestants filed a Writ to the Nevada Supreme Court and later a Motion to Stay the September hearing date, asserting that the denial of the Motion to Dismiss was erroneous and that the Nevada Supreme Court should order that the applications be denied and/or the September 2018 hearing should be delayed until the Nevada Supreme Court can consider the Writ and underlying motion to dismiss.  The Company filed its objection on June 27, 2018, and on August 30, 2018, the Nevada Supreme Court denied the Writ, permitting the September 2018 hearing before the Nevada State Engineer to proceed.

On the second day of the September hearing, all protest issues raised by Eureka County and the Diamond Natural Resources Protections & Conservation Association (“DNR”) concerning the Mt. Hope water rights applications were resolved through a Stipulation, Settlement Agreement and Withdrawal of Protest (“Settlement”).  After Eureka County and DNR were excused, the hearing continued with evidence addressing concerns raised by another protestant representing a Kobeh Valley ranching family and cattle company that refused to participate in the Settlement. At the public hearing, the Company presented expert testimony in support of its augmentation and monitoring plan to the Nevada State Engineer, which will protect senior water rights in the Kobeh Valley basin when the Company commences construction and operation of its proposed Mt. Hope molybdenum project near the town of Eureka, Nevada.  The hearing concluded on September 21, 2018.

Effective April 30, 2019,  the Company, through its wholly owned subsidiary Kobeh Valley Ranch LLC (“KVR”) and the entered into a settlement agreement with a Kobeh Valley, Nevada ranching family (“Ranchers”), resolving the last set of protests pending before the Nevada State Engineer pertaining to the Mt. Hope Project’s water rights applications.

On June 6, 2019, the Nevada State Engineer issued Ruling 6464 granting the Company’s water rights applications for mining purposes.  The water right permits for the Mt. Hope Project were issued on July 24, 2019.  With receipt of and in compliance with the terms of the water permits, the water is available for consumptive use at the Mt. Hope Project.

Key Terms of Settlements

Eureka County and the DNR

Under the terms of the Settlement with Eureka County and the DNR, the Company and the LLC agreed to convey all related water rights for Mt. Hope Project at the future cessation of all mining activity to assist Eureka County and the DNR’s efforts to mitigate the pre-existing effects of agricultural groundwater pumping in Diamond Valley. Furthermore, upon construction of certain power infrastructure and grants of right of way by the LLC at the Mt. Hope Project, the Company and the LLC will work cooperatively with Eureka County to allow use of and access to such infrastructure to lessen the pre-existing effects of Diamond Valley groundwater pumping. Eureka County, and the Company and the LLC, also agreed to work cooperatively to seek opportunities to improve and implement groundwater monitoring efforts.

In addition, the Company withdrew its protests to Eureka County’s pending applications with the Nevada State Engineer to appropriate water from the Kobeh Valley basin, and at the request of DNR, the Company also agreed to publicly support the proposed Diamond Valley Ground Water Management Plan currently pending before the Nevada State Engineer.

With receipt of the water permits, the LLC increased its financial contributions to the existing Agricultural Sustainability Trust Agreement, discussed above, with the Eureka Producers’ Cooperative (“EPC”) in Diamond Valley with an additional $50,000 to EPC.  Initially, upon execution of the Settlement, the LLC made a payment of $50,000.

The LLC will make additional contributions of $750,000 each after the commencement of molybdenum production at the Mt. Hope Project and on the one year anniversary of production, for a total contribution obligation to the Sustainability Trust of $5.6 million, an increase of $1.6 million related to the terms of the Settlement. The amount has been accrued under mining properties, land, and water rights in the Company’s financial statements in addition to the previously accrued $4.0 million resulting in a total accrual of $5.6 million.  The LLC has contributed $0.1 million into the Trust as of September 30, 2019.

The Sustainability Trust is tasked with developing and implementing programs that will serve to slow groundwater drawdown and thereby improve the sustainability of the agricultural economy in the Diamond Valley Hydrographic Basin.

Kobeh Valley Ranching Family

At the execution of the settlement agreement, the LLC funded an initial payment of $1 million into a trust account; distribution to the Ranchers occurred when the water permits were issued on July 24, 2019.  Upon receipt of the initial $1,000,000 into the trust account, the Ranchers withdrew their protests and forfeited any judicial review of Ruling 6464 and the water applications and issuance of the water permits issued on July 24, 2019 by the Nevada State Engineer.

When conditions exist for the LLC to secure project financing additional consideration representing less than 1.5 % of the remaining project capital budget will be payable to the Ranchers.  If the LLC has not secured Mt. Hope Project financing within 12 months of the executed settlement agreement, the LLC will make monthly payments of $10,000 to the Ranchers until financing is achieved and the remaining consideration will be paid to the Ranchers.

Funding for the $1 million was advanced to the LLC by the Company, to preserve the joint venture’s existing reserve account.  General Moly sourced $500,000 from its available cash, and received the remaining $500,000 from closing a sale of Series A Convertible Preferred Shares in a private placement with Mount Hope Mines Inc. (“MHMI”) discussed in Notes 1 and 7 above, the Mt. Hope Project’s claim/land lessor.

In exchange for General Moly advancing the $1,000,000 initial settlement funding, the LLC members have agreed to repay the $1 million advance from the proceeds of ongoing sales of non-critical LLC assets and lands.  On September 27, 2019, the Company and POS-Minerals entered into a Consent Agreement for a reimbursement schedule concerning the approximately $700,000 owed to the Company by the LLC in return for its advance of funding to settle protests related to the water right applications for the Mt. Hope Project.  Under the Consent Agreement, $200,000 was reimbursed from the Reserve Account to the Company on September 30, 2019 and an additional $200,000 was reimbursed in early November.  The remaining approximately $300,000 will be reimbursed in December, provided that the LLC has sold a minimum of $400,000 in non-critical Mt. Hope Project related equipment.

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

Special Note Regarding Forward-Looking Statements

Certain statements in this report may constitute forward-looking statements, which involve known and unknown risks, uncertainties and other factors, which may cause actual results, performance or achievements of our Company, the Mt. Hope Project, Liberty Project and our other projects, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  We use the words “may,” “will,” “believe,” “expect,” “anticipate,” “intend,” “future,” “plan,” “estimate,” “potential” and other similar expressions to identify forward-looking statements.  These forward-looking statements are subject to a number of risks, uncertainties and assumptions that could cause actual results to differ materially from those in the forward looking statements. Such risks, uncertainties and assumptions are described in the “Risk Factors” section included in our Annual Report on Form 10-K for the year ended December 31, 2018, and this report, and include, among other things:

•	our investors may lose their entire investment in our securities;
•	our permits may be subject to further judicial appeals, which may further delay the development of the Mt. Hope Project;
•	we may be unable to redeem the Senior Convertible and non-convertible Senior Promissory Notes in December 2019 without sufficient additional liquidity;
•	our profitability depends largely on the success of the Mt. Hope Project, the failure of which would have a material adverse effect on our financial condition;
•	we have not obtained, and may not obtain, alternative project financing, which could cause additional delays or expenses in developing the Mt. Hope Project;
•

AMER has defaulted with respect to its obligations to fund Tranche 3 under the AMER Investment Agreement even though all conditions to closing have been satisfied, further delaying our ability to begin construction of the Mt. Hope Project;

•	the impact of asset impairment charges if required as a result of our inability to obtain additional funding;
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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.MINE SAFETY DISCLOSURES

None.

ITEM 5.OTHER INFORMATION

ITEM 6.EXHIBITS

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation, as amended (Filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q filed on November 4, 2015.)
3.2	Certificate of Designation of Series A Junior Participating Preferred Stock (Filed as Exhibit 3.1 to our Current Report on Form 8-K filed on March 5, 2010.)
3.3	Certificate of Designations of Series A Preferred Stock. (Filed as Exhibit 3.1 to our Current Report on Form 8-K filed on March 28, 2019.)
3.4	Certificate of Designation of Series B Preferred Stock (Filed as Exhibit 3.1 to our Current Report on Form 8-K filed on August 7, 2019.)
10.1

Securities Purchase Agreement dated effective August 7, 2019, by and among General Moly, Inc. and each of the persons whose names are set forth on the Schedule of Investors attached thereto as Exhibit A (Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on August 7, 2019.)

10.2

Interest Deferral and Forbearance Agreement dated September 25, 2019, by and between General Moly, Inc. and the Holders of Notes party thereto (Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 30, 2019.)

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

Dated: November 19, 2019

GENERAL MOLY, INC.

By:	/s/ Amanda J. Corrion
Amanda Corrion
Principal Accounting Officer and Duly Authorized Officer