Form 10-K
period 2019-12-31
General Moly, Inc
filed 2020-05-04
CIK 1275229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

As of June 30, 2019, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $29,054,389 based on the closing price as reported on the NYSE American.

As of April 30, 2020, 152,685,255 shares of the registrant’s common stock, par value of $0.001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement to be used in connection with its Annual Meeting of Stockholders and to be filed within 120 days of December 31, 2019 are incorporated by reference into Part III, Items 10-14, of this report on Form 10-K.

PART I

ITEMS 1. & 2.BUSINESS AND PROPERTIES

The Company

References made in this Annual Report on Form 10-K to “we,” “our,” “us,” and the “Company” refer to General Moly, Inc. and its consolidated Mt. Hope Project joint-venture subsidiary Eureka Moly, LLC, referred to as the “LLC.”

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

Corporate Strategy and Objective

Our corporate strategy has been to acquire and develop highly profitable advanced stage mineral deposits.  Our corporate objective is to profitably develop and operate the Mt. Hope Project and to complete our evaluation and commence development of the Liberty Project.  Presently, we are focused on obtaining financing required to maintain the continuing operations of the Company and to work toward financing to jointly develop the Mt. Hope Project with our LLC joint-venture partner, while at the same time conserving our cash resources until such financing is received.

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

•	Our Liberty Project has the potential to become a second, significant, molybdenum and copper operation and is wholly-owned by the Company and royalty-free.

•	The Mt. Hope Project and the Liberty Project are located in Nevada, which has a long and ongoing history of large-scale, open pit mining operations.

•	Both the Mt. Hope Project and the Liberty Project have near-by infrastructure for labor, power, access roads, and water and have an environmentally sound design.

•	We have strong international support from the steel industry as evidenced by the strategic partnerships and off-take agreements we have in place with several of the world’s largest steel companies.

•

We are observing tightening molybdenum supply and anticipate improving long-term market fundamentals for molybdenum based on anticipated renewed global industrial growth and steel demand upon the subsidence of the ongoing global health crisis, and we believe that the molybdenum price will then resume appreciation.

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

The supply of molybdenum comes from both primary molybdenum mines, such as our proposed Mt. Hope Project, and as a byproduct of porphyry copper production.  Annual molybdenum supply is estimated by the CPM Group to be approximately 600 million pounds. Although many companies produce molybdenum, some of which also mine other minerals, approximately two-thirds of global production is concentrated among the leading ten companies, and the largest producing country, China, accounting for over 40% of total production.

When and if we develop either or both our Mt. Hope Project and/or Liberty Project and commence production, our competitive position will be based on the quality and grade of our ore bodies and our ability to manage costs compared with other producers.

Employees

The Company had a total of 12 employees, including 10 exempt and 2 hourly employees, as of December 31, 2019.

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

From November 2004 through August 2007 we conducted numerous exploration, drilling and evaluation studies, culminating in the completion of a Bankable Feasibility Study (“BFS”) for the Mt. Hope Project.  The BFS provides data on the viability, expected economics, and production and cost estimates of the project.  Since publication of the BFS, we have revised several estimates, based primarily on engineering progress, which remains approximately 65% complete at December 31, 2019.  Our current estimates for the Mt. Hope Project capital cost requirements are referred to as the “Project Capital Estimate” and our current estimates for the Mt. Hope Project operating costs are referred to as the “Project Operating Cost Estimate”.

In 2005, we initiated the baseline studies necessary for development of an Environmental Impact Statement (“EIS”).  We completed an initial Plan of Operations (“PoO”), which the BLM accepted in September 2006.  In December 2006, the BLM selected an environmental firm to complete the EIS for the Mt. Hope Project.  The Company worked diligently with the environmental firm to complete the EIS, which culminated in the issuance of a Record of Decision (“ROD”) in November 2012, approving the EIS.  The original ROD was challenged in the federal courts and vacated by the Ninth Circuit in 2016.  A supplement to the EIS (“SEIS”) was published on September 27, 2019 and announced that the BLM had re-issued the ROD, marking completion of the NEPA process, approval of the SEIS, and reauthorization of the PoO.  The ROD was challenged a second time on October 31, 2019, as discussed below.

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

The Mt. Hope Project — the Mt. Hope Lease

The Mt. Hope molybdenum project is owned/leased and, when developed, will be operated by the LLC under the LLC Agreement, described below under “—Mt. Hope Project Ownership”.  The LLC currently has a lease (“Mt. Hope Lease”) with Mount Hope Mines, Inc. (“MHMI”) for the Mt. Hope Project for a period of 30 years from October 19, 2005 and for so long thereafter as operations are being conducted on the property.  The lease may be terminated earlier at the election of the LLC, or upon a material breach of the lease and failure to cure such breach.  If the LLC terminates the lease, termination is effective 30 days after receipt by MHMI of written notice to terminate the Mt. Hope Lease and no further payments would be due to MHMI.  If MHMI terminates the lease, termination is effective upon receipt of a notice of termination of a material breach, representation, warranty, covenant or term contained in the Mt. Hope Lease and followed by failure to cure such breach within 90 days of receipt of a notice of default.  MHMI may also elect to terminate the Mt. Hope Lease if the LLC has not cured the non-payment of obligations under the lease within 10 days of receipt of a notice of default.

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

Royalties, Agreements and Encumbrances

Advance Royalty

For the production of molybdenum, the Mt. Hope Lease requires a royalty advance (“Construction Royalty Advance”) of 3% of certain construction capital costs, as defined in the Mt. Hope Lease.  The LLC is obligated to pay a portion of the Construction Royalty Advance each time capital is raised for the Mt. Hope Project based on 3% of the expected capital to be used for those certain construction capital costs defined in the Mt. Hope Lease.  Through December 31, 2019, we have paid $26.1 million of the total Construction Royalty Advance.  Based on our Mt. Hope Project capital budget we estimate that a final reconciliation payment on the Capital Construction Cost Estimate (the “Estimate”) will be due following the commencement of commercial production, after as-built costs are definitively determined.  The Company estimates that, based on the revised capital estimate discussed above and the current timeline for the commencement of commercial production, an additional $5.4 million will be due approximately 24 months after the commencement of construction.  This amount was accrued as of December 31, 2019.  The capital estimates will be subject to escalation as the Company experiences continued delays associated with current market conditions, the permitting process and its ability to seek and obtain full financing for the Mt. Hope Project.

The LLC is also obligated to make a minimum annual advance royalty payment (“Annual Advance Royalty”) of $0.5 million each year for any year wherein commercial production has not been achieved or the MHMI Production Royalty (as hereinafter defined) is less than $0.5 million.  As commercial production is not anticipated to commence before late-2022, the Company has also accrued $1.5 million in Annual Advance Royalty payments which will be due in three $0.5 million installments in October 2020, 2021 and 2022, respectively.  The 2019 payment was made on October 19, 2019.  The Estimate and the Annual Advance Royalty are collectively referred to as the “Advance Royalties.”  All Advance Royalties are credited against the MHMI Production Royalties once the molybdenum mine has achieved commercial production.  After the mine begins production, the LLC estimates that the MHMI Production Royalties will be in excess of the Annual Advance Royalties for the life of the Mt. Hope Project.  Until the advance royalties are fully credited, the LLC will pay one half of the calculated Production Royalty annually.  Assuming a $12 molybdenum price, the Annual Advance Royalties will be consumed within the first five years of commercial production.

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

The original Return of Contributions amount due to POS-Minerals is reduced, dollar for dollar, by the amount of capital contributions for equipment payments required from POS-Minerals under approved budgets of the LLC, as discussed further below.  As of December 31, 2019, this amount has been reduced by $2.4 million, consisting of POS-Minerals 20% share of equipment purchases, such that the remaining amount due to POS-Minerals is $33.6 million.  If Nevada Moly does not fund its additional capital contribution in order for the LLC to make the required Return of Contributions to POS-Minerals set forth above, POS-Minerals has an election to either make a secured loan to the LLC to fund the Return of Contributions or receive an additional interest in the LLC estimated to be 5%.  In the latter case, Nevada Moly’s interest in the LLC is subject to dilution by a percentage equal to the ratio of 1.5 times the amount of the unpaid Return of Contributions over the aggregate amount of deemed capital contributions (as determined under the LLC Agreement) of both parties to the LLC (“Dilution Formula”).  At December 31, 2019, the aggregate amount of deemed capital contributions of both parties was $1,090.8 million.

Furthermore, the LLC Agreement permits POS-Minerals to put/sell its interest in the LLC to Nevada Moly after a change of control of Nevada Moly or the Company, as defined in the LLC Agreement, followed by a failure by us or our successor company to use standard mining industry practice in connection with the development and operation of the Mt. Hope Project as contemplated by the parties for a period of twelve (12) consecutive months.  If these circumstances should occur, POS-Minerals may exercise its option to put or sell its interest, and thereafter, Nevada Moly or its transferee or surviving entity would be required to purchase the interest for 120% of POS-Minerals’ total contributions to the LLC, which, if not paid timely, would be subject to 10% interest per annum.

The LLC Agreement requires the Company and POS-Minerals to make monthly pro rata capital contributions to the LLC to fund costs incurred.  The interest of a party in the LLC that does not make its monthly pro rata capital contributions to fund costs incurred is subject to dilution based on the Dilution Formula.  All required monthly contributions have been made by both parties in accordance with the terms of the agreements between the parties.

The Reserve Account

Effective January 1, 2015, Nevada Moly and POS-Minerals signed an amendment to the LLC Agreement under which a separate $36.0 million belonging to Nevada Moly, held by the LLC in a reserve account established in December 2012, is being released for the mutual benefit of both members related to annual jointly approved Mt. Hope Project expenses into 2021.  In January 2015, the reserve account funded a reimbursement of contributions made by the members during the fourth quarter of 2014, inclusive of $0.7 million to POS-Minerals and $2.7 million to Nevada Moly.  The remaining reserve account funds are now being used to pay ongoing jointly approved expenses of the LLC until the Company obtains full financing for its portion of the Mt. Hope Project construction cost, or until the reserve account is exhausted.  Any remaining funds after financing is obtained will be returned to the Company.  The balance of the reserve account was $3.4 million and $6.2 million at December 31, 2019 and December 31, 2018, respectively.

Agreement with AMER International Group

Private Placement

As announced in April 2015, the Company and AMER International Group Co., Ltd (“AMER”) entered into a private placement for 40.0 million shares of the Company’s common stock and warrants to purchase 80.0 million shares of the Company’s common stock, priced using the trailing 90-day volume weighted average price (“VWAP”) of $0.50 on April 17, 2015, the date the Investment and Securities Purchase Agreement (“AMER Investment Agreement”) was signed. General Moly received stockholder approval of the transaction at its 2015 Annual Meeting, and of material amendments to the transaction at a special meeting held in December 2017.

On November 2, 2015, the Company and AMER entered into an amendment to the AMER Investment Agreement, utilizing a three-tranche investment.  The first tranche of the amended AMER Investment Agreement closed on November 24, 2015 for a $4.0 million private placement representing 13.3 million shares, priced at $0.30 per share, and warrants (“the AMER Warrants”) to purchase 80.0 million shares of common stock at $0.50 per share, which would become exercisable upon availability of an approximately $700.0 million senior secured loan (“Bank Loan”). The funds received from the $4.0 million first tranche private placement were divided evenly between general corporate purposes and an expense reimbursement account available to both AMER and the Company to cover anticipated Mt. Hope financing costs and other jointly sourced business development opportunities. In addition, AMER and General Moly entered into a Stockholder Agreement allowing AMER to nominate a director to the General Moly Board of Directors and additional directors following the close of the third tranche, discussed below, and drawdown of the Bank Loan.  The Stockholder Agreement also governed amer’s acquisition and transfer of General Moly shares.  Prior to closing the first tranche the parties agreed to eliminate certain conditions to closing.  Following the closing, AMER nominated Tong Zhang to serve as a director of the Company, and he was appointed by the Board of Directors on December 3, 2015.  Mr. Zhang was nominated by the Board of Directors to stand for election at the 2018 General Meeting of Stockholders and was elected by the stockholders to serve as a Class II director for a three (3) year term expiring in 2021, subject to re-election.  On July 29, 2019, Mr. Zhang resigned from the Board of Directors.

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

The third tranche of the amended Amer Investment Agreement was to include a $10.0 million private placement representing 20.0 million shares, priced at $0.50 per share (“Tranche 3”).  Closing of Tranche 3 was conditioned upon the earlier of the reissuance of water permits for the Mt. Hope Project or completion of a joint business opportunity involving use of 10.0 million shares of General Moly stock.

The issuance of shares in connection with Tranche 3 was approved by General Moly stockholders in December 2017 at a Special Meeting of Stockholders.

The Company and AMER have jointly evaluated other potential opportunities, ranging from outright acquisitions and privatizations, or significant minority interest investments with a focus on base metal and ferro-alloy prospects, where the Company would benefit from management fees, minority equity interests, or the acquisition of both core and non-core assets.  The Company and AMER have considered but not completed any such transactions to date and we are not currently evaluating potential opportunities with AMER.  From commencement of the AMER Investment Agreement in 2015 to December 31, 2019, the Company and AMER spent approximately $2.5 million from the expense reimbursement account described above in connection with such evaluations.

Amer Disputes Obligation to Close Tranche 3 Private Placement Obligation

The last closing conditions for Tranche 3 under the AMER Investment Agreement included issuance of water permits for the Mt. Hope Project.  The water permits were issued by the Nevada State Engineer on July 24, 2019.  On July 26, 2019, the Company provided formal notice to AMER that the conditions to closing of Tranche 3 had been satisfied, and that AMER had two business days (until the close of business on Tuesday, July 30, 2019) to close the transaction.  On July 31, 2019, the Company sent a Notice of Default to AMER, as AMER failed to fund and close Tranche 3 by the July 30, 2019 deadline.

On August 1, 2019, the Company received a letter from AMER dated July 30, 2019, purporting to terminate the AMER Investment Agreement, referencing its earlier letter received by the Company on July 18, 2019, in which AMER alleged uncured material adverse effects and alleged breaches of the AMER Investment Agreement by the Company (which include concerns related to US/China relations, concerns regarding the delay in obtaining environmental permits and solvency concerns).  The Company believed that such assertions were inaccurate and wholly without merit under the terms of the AMER Investment Agreement.  Additionally, as AMER disputed its obligation to fund the close of Tranche 3, the Company believed that AMER’s attempted termination of the AMER Investment Agreement was ineffective.  With AMER’s failure to fund Tranche 3, the Company had inadequate cash to continue operations and was forced to evaluate its options, including pursuing asset sales, short-term financing options and, if such efforts were unsuccessful in obtaining sufficient financing, the possibility of seeking bankruptcy protection.

On August 28, 2019, the Company engaged King & Spalding, an international arbitration and litigation firm, to represent the Company in its Tranche 3 dispute with AMER.  The Company also formally notified AMER that a Dispute, as defined by the AMER Investment Agreement, existed between the parties as a result of AMER’s failure to close Tranche 3.  The notification required that one representative of each of the executive management of the parties be designated and authorized to attempt to settle the Dispute and the representatives were to meet in good faith to resolve the Dispute.  If the designated representatives did not resolve the Dispute within 10 business days after delivery of the Notice, the Dispute was subject to resolution by binding arbitration, pursuant to the AMER Investment Agreement in Hong Kong SAR under the rules of the International Chamber of Commerce.

On October 14, 2019, the Company announced that it had entered into an agreement with AMER to extend the dispute negotiation period (“Extension Agreement”).  Under the terms of the Extension Agreement, the Company received $300,000 from AMER in exchange for an extension of the negotiation period to November 15, 2019, on which date the Company’s CEO Bruce Hansen and AMER Chairman Wang Wen  Yin met to discuss settlement options.  With the payment, AMER had the right, at its option, to apply the Extension Fee among the following: (1) credit against a final negotiated settlement; (2) credit against any AMER payment obligation to the Company, pursuant to an arbitration award; or (3) as consideration for the purchase of the Company’s common stock, priced at the 30-day volume weighted average price, as of the date immediately prior to the date that AMER demands delivery of such shares.

On December 9, 2019, the Company and an affiliate of AMER announced the closure of a $4.0 million private placement at a price of $0.40 per common share of General Moly common stock under a new Securities Purchase Agreement (“SPA”) and amended and restated warrant agreement (“New AMER Warrant”), resolving the Dispute.  Additionally, the parties agreed to a mutual release, terminating the previous AMER Investment Agreement, the prior Warrant, and the Dispute Negotiation Extension Agreement (“Extension Agreement”).  The parties’ previous Stockholder Agreement expired by its terms on November 24, 2019.  In addition to the 10.0 million shares issued by General Moly to AMER in the private placement, AMER also received 1.1 million General Moly common shares priced at $0.27/share, the 30-day volume weighted average price of the Company’s shares on December 6, 2019 utilizing the previously $300,000 extension fee, pursuant to the terms of the Extension Agreement.

Additionally, AMER nominated Mr. Siong Tek (“Terry”) Lee to serve the remaining term of AMER’s previous director nominee (Tong Zhang) expiring at the Company’s annual meeting in 2021.  AMER may nominate a second director to the Board so long as its shareholding exceeds 20% of the Company’s shares outstanding.

Bank Loan

Under the new SPA, AMER has agreed to use its reasonable best efforts to assist the Company in obtaining a loan from one or more prime Chinese banks (“Bank Loan”), for the Company’s share of construction and development costs at the Mt. Hope Project.  As discussed above, for every $100 million of sourced Chinese bank lending that AMER has assisted in contributing to a completed $700 million project debt financing, AMER may exercise 12 million warrants issued under the New AMER Warrant at an exercise price of $0.50 per share, up to 80 million warrants.

Supply Agreement

Furthermore, upon closing of a minimum of $100 million from AMER’s efforts toward the completion of a Chinese bank $700 million project financing, AMER has the option to enter into a moly supply agreement with General Moly to purchase Mt. Hope Project sourced moly at a small discount to spot pricing when the Mt. Hope Project achieves full commercial production.  The saleable amount of moly to AMER escalates from an aggregate 3 million pounds per year to 20 million pounds per year over the first five years of mine production based on the level of project financing assisted by AMER towards the $700 million project financing.

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

On February 15, 2013, Great Basin Resource Watch and the Western Shoshone Defense Project (“Plaintiffs”) filed a Complaint against the U.S. Department of the Interior and the BLM (“Defendants”) in the U.S. District Court, District of Nevada (“District Court”), seeking relief under the National Environmental Policy Act (“NEPA”) and other federal laws, challenging the BLM’s issuance of the initial ROD for the Mt. Hope Project, and on February 20, 2013 filed a Motion for Preliminary Injunction.  The District Court allowed the LLC to intervene in the matter.

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

Thereafter, on September 22, 2014, the Plaintiffs filed their notice of appeal to the U.S. Court of Appeals for the Ninth Circuit (“Ninth Circuit”) of the District Court’s dismissal.  Oral argument of the parties before the Ninth Circuit was completed on October 18, 2016.  On December 28, 2016, the Ninth Circuit issued its Opinion rejecting many of the arguments raised by the Plaintiffs, but issued a narrow reversal of the BLM's findings related to air quality analysis and information related to potential public water resources. Because of this technical deficiency, the Court vacated the initial ROD.

Re-Issuance of Record of Decision Approving Supplemental Environmental Impact Statement (“SEIS”)

On remand from the Ninth Circuit to the BLM, the agency conducted additional evaluation of air quality impacts and resulting cumulative impact analysis under NEPA in preparation of a Supplemental Environmental Impact Statement (“SEIS”).  The SEIS disclosed additional information to the public related to the selection of appropriate background concentrations to use for dispersion modeling of air pollutants and information related to potential public water reserves.  Because the SEIS must be prepared in accordance with NEPA guidelines, the SEIS process included three publications in the Federal Register:    the first was the Notice of Intent (“NOI”) which was published on July 19, 2017; the second, the Notice of Availability (“NOA”) of the Draft SEIS (“DSEIS”) was published on March 6, 2019, and on September 27, 2019; the third, an NOA of the Final SEIS, was published announcing that the BLM had re-issued the ROD marking completion of the NEPA process, approval of the SEIS, and reauthorization of the PoO.  On October 31, 2019, a Complaint was filed against the U.S. Department of Interior and the BLM in the U.S. District Court in Nevada, challenging the re-issuance of the ROD.

On March 11, 2020, the LLC filed its unopposed Motion to Intervene in the U.S. District Court on behalf of the Mt. Hope Project.  The District Court approved the LLC’s intervention on March 19, 2020 and the LLC’s Answer to the Complaint was filed on March 20, 2020.  The LLC will work closely with the BLM and DOI to defend the claims filed by Great Basin Resource Watch and Western Shoshone Defense Project.

Reclamation Considerations

Environmental regulations related to reclamation require that the cost for a third party contractor to perform reclamation activities on the minesite be estimated.  In October 2015, we submitted a request to the BLM to reduce our reclamation liability to current surface disturbance.  Simultaneously, we submitted an application to NDEP-BMRR to modify the Reclamation Permit to reflect this reduced reclamation liability. On October 26, 2015, NDEP-BMRR approved the proposed permit modification, including the reduced reclamation liability amount.   On December 21, 2015, BLM approved the updated reclamation liability estimate, reducing the reclamation liability to approximately $2.8 million.  In early 2019, the Company submitted, and BLM approved a required 3-year update to the reclamation liability estimate, resulting in an increased liability of approximately $3.1 million.  We worked with the LLC’s reclamation surety underwriters to satisfy the $2.8 million financial guarantee requirements under the approved amended PoO for the Mt. Hope Project and funded the $0.3 million increase in cash directly with the BLM in April 2019.  As of December 31, 2019, the surety bond program was funded with a cash collateral payment of $0.3 million.

Utilities Environmental Protection Permit

On January 2, 2013, the Public Utilities Commission of Nevada (“PUCN”) issued the LLC a permit to construct a 230kV power line that will interconnect with Nevada Energy’s transmission system at the existing Machacek Substation located near the town of Eureka, Nevada and extend it approximately 25 miles to the planned Mt. Hope Substation.  This permit was obtained pursuant to the Utilities Environmental Protection Act, intended to balance the potential environmental impact of a proposed utility with the public interest served by such facility.  The PUCN permit allows the LLC to build the transmission infrastructure in a timely manner and provide the necessary capacity to power construction activities and Mt. Hope Project operations. Construction of the transmission line will also include upgrades to the existing Machacek Substation near Eureka that will improve the reliability of electrical power to the community.  At full production, the Mt. Hope Project will have a total electrical demand load of approximately 75 megawatts. Transmission capacity will be secured using a network services agreement and the LLC will negotiate for generating capacity prior to the Mt. Hope Project commissioning activities, which will be available once the power line is constructed and energized.

Water Pollution Control Permit—Nevada Division of Environmental Protection—Bureau of Mining Regulation and Reclamation

The BMRR administers the program for the WPC Permit, which is required for the Mt. Hope Project.  The WPC Permit program specifies design criteria for containment of process fluids and mandates development of monitoring, operational, and closure plans.  The WPC Permit requires renewal every five years.  We received the WPC Permit in November 2012, and have recently received approval for the renewed WPC permit.

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

Air Quality Permit—Nevada Division of Environmental Protection—Bureau of Air Pollution Control

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

Minor process changes identified through continued engineering and the preliminary phase of construction, were compiled into an application to amend the AQP, and submitted to Nevada BAPC on December 23, 2013.  A revised AQP was issued on July 30, 2014.  The air permit requires renewal every five years.  A renewal application was timely submitted to BAPC, and is being processed.

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

Effective April 30, 2019, the Company, through its wholly owned subsidiary Kobeh Valley Ranch LLC (“KVR”) entered into a settlement agreement with a Kobeh Valley, Nevada ranching family (“Ranchers”), resolving the last set of protests pending before the Nevada State Engineer pertaining to the Mt. Hope Project’s water rights applications.

On June 6, 2019, the Nevada State Engineer issued Ruling 6464 granting the Company’s water rights applications for mining purposes.  The water right permits for the Mt. Hope Project were issued on July 24, 2019.  With receipt of and in compliance with the terms of the water permits, the water is available for consumptive use at the Mt. Hope Project.  Neither the issuance of Ruling 6464 nor the issuance of the water permits were challenged, and the deadline for filing any appeal has expired.

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

The LLC will make additional contributions of $750,000 each after the commencement of molybdenum production at the Mt. Hope Project and on the one-year anniversary of production, for a total contribution obligation to the Sustainability Trust of $5.6 million, an increase of $1.6 million related to the terms of the Settlement. The amount has been accrued under mining properties, land, and water rights in the Company’s financial statements in addition to the previously accrued $4.0 million resulting in a total accrual of $5.6 million.  The LLC has contributed $0.1 million into the Trust as of December 31, 2019.

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

When conditions exist for the LLC to secure project financing, additional consideration of $14,000,000 will be payable to the Ranchers.  If the LLC has not secured Mt. Hope Project financing within 12 months of the executed settlement agreement or April 2020, the LLC will begin to make monthly payments of $10,000 to the Ranchers until financing is achieved and the remaining consideration will be paid to the Ranchers.

Pursuant to an April 29, 2019 Consent Agreement, the members of the LLC agreed that funding for the $1 million was advanced to the LLC by the Company, to preserve the joint venture’s existing reserve account.  General Moly sourced $500,000 from its available cash, and received the remaining $500,000 from closing a sale of Series A Convertible Preferred Shares in a private placement with Mount Hope Mines Inc. (“MHMI”), the Mt. Hope Project’s claim/land lessor, discussed in Items 1 and 2 above and later in Note 7 to the consolidated financial statements contained elsewhere in this report.

In exchange for General Moly advancing the $1,000,000 initial settlement funding, the LLC members have agreed to repay the $1 million advance from the proceeds of ongoing sales of non-critical LLC assets and lands.  On September 27, 2019, the Company and POS-Minerals entered into a further Consent Agreement for a reimbursement schedule concerning the approximately $700,000 owed to the Company by the LLC in return for the Company’s advance of funding to settle protests related to the water right applications for the Mt. Hope Project.  Under the September Consent Agreement, $200,000 was reimbursed from the Reserve Account to the Company on September 30, 2019 and an additional $200,000 was reimbursed in early November.  The remaining approximately $300,000 was reimbursed in March 2020 upon the sale by the LLC of more than $400,000 in non-critical Mt. Hope Project related equipment.

Equipment and Supply Procurement

Through December 31, 2019, the LLC has made deposits and/or final payments of $88.0 million on equipment orders and has spent approximately $208.9 million for the development of the Mt. Hope Project, for a total Mt. Hope Project inception-to-date spend of $298.7 million.

In 2012, the LLC issued a firm purchase order for eighteen haul trucks.  The order provides for delivery of those haul trucks required to perform initial mine development, which will begin several months prior to commercial production.  Non-refundable down-payments of $1.2 million were made in 2012, with pricing subject to escalation as the trucks were not delivered prior to December 31, 2013.  Since that time, the LLC has renegotiated the timelines for truck delivery and delayed deliveries into December 2020.  The contract is cancellable with no further liability to the LLC.

Also in 2012, the LLC issued a firm purchase order for four mine production drills with a non-refundable down-payment of $0.4 million, and pricing was subject to escalation if the drills were not delivered by the end of 2013.  Since that time, the LLC accepted a change order which delayed delivery into December 2020.  The contract remains cancellable with no further liability to the LLC.

On June 30, 2012, the LLC’s contract to purchase two electric shovels expired.  On July 11, 2012, we signed a letter of intent with the same vendor providing for the opportunity to purchase the electric shovels at prices consistent with the expired contract, less a special discount in the amount of $3.4 million to provide credit to the LLC for amounts paid as deposits under the expired contract.  The letter of intent provides that equipment pricing will remain subject to inflation indexes and guarantees production slots to ensure that the equipment is available when required by the LLC.  Since that time, the parties agreed to extend the letter of intent through December 31, 2020.

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

Footnotes to Statements of Reserves and Mineralized Material

The Company tabulated reserves at a cutoff grade of 0.039% sulfide Mo and a pit design based on a price of $8.00/lb of contained molybdenum as saleable molybdenum tri-oxide (“TMO”).  As of December 31, 2019, the 4 year backward average price (2016-2019) for molybdenum was $9.80/lb, as reported by Platts.  As of March 25, 2020, the spot price was $8.48/lb.  The 4 year forward looking nominal average price (2020-2023) forecast by the CPM Group (a leading commodities research and consulting firm) is $12.67/lb.  The average of the past 4 years and the future 4 years yields $11.24/lb.  At this average price, the estimated mineral sales from the $8.00/lb molybdenum pit mine plan generates a positive non-discounted, forward-looking cash flow.  Consequently, the $8.00/lb reserve pit design is very conservative and is maintained for this reporting period.

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

Capital & Operating Cost Estimates

Presently, the development of the Mt. Hope Project has a Project Capital Estimate of $1,312 million, which includes development costs of approximately $1,245 million and $67 million in cash financial guaranty/bonding requirements, advance royalty payments, and power pre-payment estimates.  These capital costs were updated in the third quarter of 2012 and were then escalated by approximately 3% in the third quarter of 2013, for those items not yet procured or committed to by contract.  The Mt. Hope Project has not materially changed in scope and remains currently designed at approximately 65% engineering completion, with solid scope definition.  The pricing associated with this estimate remains subject to escalation associated with equipment, construction labor and commodity price increases, and project delays, which will continue to be reviewed periodically.  The Project Capital Estimate does not include financing costs or amounts necessary to fund operating working capital and potential capital overruns, is subject to additional holding costs as financing activities for construction of the Mt. Hope Project are delayed and may be subject to other escalation and de-escalation as contracts and purchase arrangements are finalized at then current pricing.  From October 2007 through the year ended December 31, 2019, the LLC spent approximately $298.7  million of the estimated $1,312 million on development of the Mt. Hope Project.

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

Furthermore, ongoing replacement and sustaining mine equipment and process plant capital over a $12.00/lb Mo pit 41-year operating life is currently estimated to be approximately $786 million (in 2013 dollars).  For a shorter mine life of 16 years ($8.00 pit), the sustaining capital would be $222 million.  These amounts exclude financing costs, amounts necessary to fund operating working capital, or reclamation.  We expect that these cost estimates will increase once we complete an engineered re-estimate of capital costs.

Pricing

In the first half of 2019, molybdenum prices were range bound between $10.70 and $12.70, averaging $11.98/lb compared with $11.88/lb at the end of 2018 and $10.25/lb at the end of 2017, according to Platts’ data.  Molybdenum prices remained range bound until late October 2019 when the prices weakened into the single digits to the 52-week low of $8.28/lb in early November 2019 and ended 2019 at $9.20/lb.

Beginning in the new year 2020 through mid-February, molybdenum prices were resilient and rose to $10+/lb  outperforming the vast majority of metal and energy commodities against the face of the coronavirus (“COVID-19”)

outbreak in China.  Thereafter, molybdenum prices have declined as demand has been impacted by the global economic retreat due to the COVID-19 pandemic.

 Further details are described in “Molybdenum Market Update” below.

In its March 2020 Molybdenum Quarterly publication, CPM forecasts average nominal prices (base of 2019) for molybdenum to increase from $9.53/lb in 2020 to $15.00/lb in 2023.

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

The Nevada Division of Environmental Protection (“NDEP”) has identified environmental concerns with some Liberty Project facilities acquired with the property.  NDEP’s concerns are related to aspects of previously approved closure plans required by Nevada regulation.  We have proposed options to NDEP to address these concerns.  In July, 2018, we addressed one of those concerns by successfully completing a program, as approved by NDEP, to neutralize the acidic Liberty pit lake by adding hydrated lime to raise the pH.  Our 2019 costs are consistent with budgeted spend.  Since October of 2018, we have been actively managing process solutions draining from the pre-existing leach pad to resolve the second concern.  We will continue to work with NDEP to evaluate ongoing options to address any future concerns, and additional costs may be required beyond 2020 to meet NDEP’s closure requirements.  However, a reasonable estimate cannot be determined at this time as it is not possible to reasonably predict the outcome of a resolution with NDEP.

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

Other Mining Properties

We also have had other mining claims and land purchased prior to 2006 which consisted in part of (a) six patented mining claims known as the Chicago-London group, located near the town of Murray in Shoshone County, Idaho, (b) 34 unpatented mining claims in Marion County, Oregon, known as the Detroit property, and (c) 83 unpatented claims in Sanders and Madison County, Montana.  Historically, our efforts at these properties were minimal and consumed no significant financial resources.  The total book value of these properties was approximately $0.1 million and the Company has retained production royalties of 1.5% of all net smelter returns on future production from two undeveloped properties in Skamania County, Washington and Josephine County, Oregon, which were sold in 2012 and 2013, respectively.  The Chicago-London property ((a) above) was sold in January 2020.  As a result of ongoing cash conservation efforts, we allowed the annual claim payments for the 83 unpatented claims in Sanders and Madison County, Montana ((c) above) to lapse and no longer hold rights to these claims.

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

We are committed to fulfilling or exceeding our obligations under applicable environmental laws and regulations.  These laws and regulations are continually changing and, as a general matter, are becoming more restrictive.  Our policy is to conduct our business in a manner that strives to safeguard public health and mitigates the environmental effects of our business activities.  To comply with these laws and regulations, we have made, and in the future may be required to make, capital and operating expenditures.

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

Substantial risk that COVID-19 is and will continue to effect financing efforts to improve liquidity

Beginning in early 2020, there has been an outbreak of coronavirus (COVID-19), initially in China and which has spread to other jurisdictions, including locations where the Company does business. The full extent of the outbreak, related business and travel restrictions and changes to behavior intended to reduce its spread are uncertain as of the date of the Report as this continues to evolve globally. COVID – 19 has had a direct impact on the Company’s financing efforts and potential solutions to its liquidity position.  Currently, the Company believes that it will be able to sustain its corporate and Liberty Project operations only into the quarter ending September 30, 2020.  Management continues to seek financing opportunities notwithstanding the impacts associated with the COVID-19 pandemic, however the Company anticipates that its financing efforts and liquidity may continue to be materially impacted by the coronavirus outbreak.

Substantial doubt exists as to our ability to continue as a going concern

Our consolidated financial statements have been prepared assuming we will continue as a going concern. We have experienced substantial and recurring losses from operations, which losses have caused an accumulated deficit of $199.4 million at December 31, 2019.  At December 31, 2019, we had approximately $4.6 million in unrestricted cash and $3.4 million in restricted cash on hand, held by the LLC. Based on the Company’s cash balances as of December 31, 2019, the Company believes that it will be able to sustain its corporate and Liberty Project operations only into the quarter ending September 30, 2020.  The Mt. Hope Project remains funded into 2021 by the reserve account held by the LLC for the payment of ongoing jointly approved (by POS-Minerals and the Company) expenses until the Company obtains full financing for its portion of the Mt. Hope Project construction cost.  However, the Company does not currently have liquidity and capital resources to finance its portion of Mt. Hope Project operations after the reserve account is depleted.

 We have been funding our business principally through sales of our securities, most recently with the closure of the private placement with AMER for $4.3 million, the sale of Series A and Series B convertible preferred shares, the issuance of $1.3 million in supplemental notes, our at-the-market offering facility and our October 2018 underwritten public offering.  In conjunction with the public offering, the Company agreed to suspend the ATM facility for a period of 2 years.  We expect to continue to fund our Corporate and Liberty Project costs through additional equity investments in the Company and are also attempting to sell some of our non-critical equipment to raise additional funds.  These factors, among others, raise substantial doubt about our ability to continue as a going concern for the next 12 months. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  We may choose to reduce our Corporate or Liberty Project operating expenses through reductions in our operating costs during fiscal year 2020 if we are not successful in our efforts to raise additional capital. We may not be able to increase our cash flow to a level which would support our Corporate or Liberty Project operations and provide sufficient funds to pay our obligations past the third quarter 2020 or thereafter, for the foreseeable future.

As discussed later in Item 7, the Company has retained financial advisors to assist the Company with strategic alternatives, including securing incremental financing and evaluating other strategic alternatives, including the potential addition of new Mt. Hope Project partners, additional corporate strategic investors, merger opportunities, and/or the possible sale or privatization of the Company.  We may not be successful independently or with our financial advisors in securing strategic alternatives, and may not be able to raise additional capital or, if we are successful in our efforts to raise additional capital, the terms and conditions upon which any such capital would be extended. If we are unable to meet our obligations past third quarter 2020, we would be forced to cease all operations and pursue restructuring or liquidation alternatives, including the potential to seek a bankruptcy filing, in which event investors may lose their entire investment in our Company.

We may not be able to obtain, maintain or renew licenses, rights and permits required to develop or operate our mining projects, or we may encounter environmental conditions or requirements that would adversely affect our business

In the ordinary course of business, mining companies are required to seek governmental permits for expansion of existing operations or for the commencement of new operations. We may not be successful in defending legal challenges to the new ROD, which may affect our ability to maintain the permits.

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

The development of the Mt. Hope Project may continue to be delayed, which could result in increased costs or an inability to complete its development

The LLC may experience continued delays in developing the Mt. Hope Project.  These could increase its development costs, affect its economic viability, or prevent us from completing its development.  The timing of development of the Mt. Hope Project depends on many factors, some of which are beyond our and the LLC’s control, including:

•	Sustained low prices for molybdenum;

•	Timely availability of project financing to construct the Mt. Hope Project;

•	Timely availability of equipment;

•	Inability to successfully defend appeals of the new ROD;

•	Continued appeals or unfavorable orders concerning the defense of the new ROD, and other related state of Nevada and federal permits

•	Completion of advanced engineering;

•	Timely availability of labor and resources from construction contractors throughout construction of the project; and

•	Volatility in foreign exchange and/or interest rates.

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

If certain conditions are not met under attempts to secure project financing, including AMER’s reasonable best efforts to assist the Company under the new SPA, our ability to begin construction of the Mt. Hope Project could be delayed further

Any proposed financing with a Chinese bank, as well as the current molybdenum supply agreements are subject to a number of conditions precedent, including negotiation of acceptable loan terms with a Chinese bank or other lending source.  These conditions may not be met, in which case our ability to begin construction of the Mt. Hope Project could be delayed further.

Past strong demand for molybdenum in China and throughout the world could be affected by future developments in that country

The Company is highly exposed to the Chinese market.  China’s demand for molybdenum could be substantially affected by an economic slowdown in China, financial or banking market conditions impacting investment (including tariffs and trade restrictions imposed by the U.S. and/or China and the status of trade negotiations between the two countries), or an accelerated shift from infrastructure-led to service-oriented growth.  Increased federal regulatory oversight concerning our relationships with investors in China, as well as access of Chinese consumers to our products may become more burdensome.  In addition, the current coronavirus (“COVID-19”) outbreak, or similar events in the future, could have an adverse impact on demand.  Any or all of these may adversely affect the Company’s ability to obtain financing for construction of the Mt. Hope Project.

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

The volatility in metals prices is illustrated by the molybdenum price chart shown in the Molybdenum Market Update section and the historical monthly average prices ranging from a low price of $2.16/lb in January 2001 to a high of $33.84 in August 2008.  Prices fell from approximately $33.50 per pound in October 2008 to $7.70 per pound in April 2009 as a result of the global financial crisis.  Subsequent to April 2009, prices rose continuously through 2010 to finish at $16.40 per pound.  Prices then decreased, falling to approximately $9.00 per pound by the third quarter of 2013, those rose sharply, reaching $15.00 by mid-2014.  Beginning in September 2014, the molybdenum price experienced a sharp pullback reflecting softening demand and a strengthening U.S. dollar, amongst other factors, reaching a low of below $5.00 in October 2015.  A slow price recovery saw the price increase at yearend 2016 to $6.75/lb and at yearend 2017 to $10.25/lb. Molybdenum prices reached a high of $13.00/lb in March 2018, a level last seen in 2014, and closed 2018 at $11.88/lb.  During 2019, molybdenum prices were mostly range bound between $10.70 and $12.70, until the price declined to single digits in the fourth quarter, ending the year at $9.20/lb.  (Prices quoted are sourced from Platts.) Although we estimate the Mt. Hope Project’s average cost of production over the first five years to be approximately $7.00 per pound, a sustained period of lower molybdenum prices would have material negative impacts on the Company’s profitability.  Actual molybdenum prices when and if we commence commercial production cannot be estimated and are subject to numerous factors outside our control.

Our profitability is subject to demand for molybdenum, and any decrease in that demand, or increase in the world’s supply, could adversely affect our results of operations

Molybdenum is used primarily in the steel industry.  The demand for molybdenum from the steel industry and other industries was extremely robust through the third quarter of 2008, primarily fueled by growth in Asia and other developing countries.  Beginning in the fourth quarter of 2008, the global financial crisis forced steel companies to substantially reduce their production levels with a corresponding reduction in the consumption of molybdenum, which contributed to the decline in the price of molybdenum.  Starting in September 2014, molybdenum prices began to decline and remained low through 2016, but improved throughout 2017 and 2018.  In the latter half of the first quarter of 2020, molybdenum prices have declined as demand has been impacted by the global economic retreat due to the COVID-19 pandemic.

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

We will be required to recruit additional personnel and to train, motivate and manage these new employees as our projects mature toward eventual construction and operation.  The number of persons skilled in the development and operation of mining properties is limited and significant competition exists for these individuals.  We implemented a reduction in force in November 2014 and another in October 2015, affecting more than 40% of our employees and contractors as a result of the delay in our ability to obtain project financing.  In each of January 2015, 2016, 2017 and 2018, we implemented an annual retention program including equity stay incentives to our officer and all non-officer employees, though retention programs may not be successful in retaining our executives and key employees.  As a result of our current cash restraints, we were unable to re-implement the annual retention program for 2019, though we reinstituted the retention program in January 2020.  We may not be able to attract and retain qualified personnel in the future.  We do not maintain “key person” life insurance to cover our executive officers.  Due to the relatively small size of our company and the specific skill sets of our key employees, the loss of any of our key employees or our failure to attract and retain key personnel may delay or otherwise adversely affect the development of the Mt. Hope Project, which could have a material adverse effect on our business.

Our ability to have access to insurance programs for directors & officers; commercial general liability and automobile liability; workers compensation; property; surety bonding for reclamation liability and builders risk insurance could be impaired if our financial condition continues to be at risk for meeting our financial obligations

We experienced difficulty placing directors & officers’ insurance in October 2019 as result of a tightening insurance market and our financial condition.  If we are unable to continue to place directors & officer insurance or in limits of coverage sufficient to satisfy our indemnification obligations to the Company’s directors and officers, the Company may lose its officers and directors and have limited ability to attract replacements.

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

Cost estimates and timing of new projects are uncertain

The capital expenditures and time required to develop new mines or other projects are considerable and changes in costs or construction schedules can affect project economics.  There are a number of factors that can affect costs and construction schedules, including, among others:

•	Sustained lower molybdenum pricing;

•	Availability of project financing;

•	Availability of water, labor, power, transportation, commodities, and infrastructure;

•	Increases in input commodity prices and labor costs;

•	Fluctuations in exchange rates;

•	Difficulty of estimating construction costs over a period of years; and

•	Delays in maintaining environmental or other state of Nevada and federal government permits, including ongoing appeals related to the new ROD.

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

Forward-Looking Statements

Certain statements in this document may constitute forward-looking statements, which involve known and unknown risks, uncertainties and other factors, which may cause actual results, performance or achievements of our Company, the Mt. Hope Project and our other projects, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  We use the words “may,” “will,” “believe,” “expect,” “anticipate,” “intend,” “future,” “plan,” “estimate,” “potential,” and other similar expressions to identify forward-looking statements.  Forward-looking statements may include, but are not limited to, statements with respect to the following:

•

Our ability to raise additional capital and to meet our financial obligations past third quarter 2020, which may force us to cease all operations and pursue restructuring or liquidation alternatives, including the potential to seek a bankruptcy filing, in which event investors may lose their entire investment in our Company;

•	Our ability to work cooperatively with POS-Minerals to extend repayment of the Return of Contribution under the LLC Agreement, currently valued at $33.6 million;

•	Our ability to obtain project financing for the development and construction of the Mt. Hope Project;

•

The ability to obtain and maintain all permits, including the new ROD, water rights, and approvals for the Mt. Hope Project and the Liberty Project, and potential development of the copper-silver target and zinc mineralization;

•	Our dependence on the success of the Mt. Hope Project;

•	Our ability to access a $700 million bank loan with or without the reasonable best efforts of AMER or meet conditions under the molybdenum supply agreements;

•	Issues related to the management of the Mt. Hope Project pursuant to the LLC Agreement;

•	Risks related to the failure of POS-Minerals to make ongoing cash contributions pursuant to the LLC Agreement;

•	Our ability to obtain approval from POS-Minerals to explore and develop the copper-silver target and zinc mineralization;

•	Fluctuations in the market price of, demand for, and supply of molybdenum and other metals;

•	The estimation and realization of mineral reserves and production estimates, if any;

•	The timing of exploration, development and production activities and estimated future production, if any;

•	Estimates related to costs of production, capital, operating and exploration expenditures;

•	Requirements for additional capital and our ability to obtain additional capital in a timely manner and on acceptable terms;

•	Our ability to renegotiate, restructure, suspend, cancel or extend payment terms of contracts as necessary or appropriate in order to conserve cash;

•	Government regulation of mining operations, environmental conditions and risks, reclamation and rehabilitation expenses;

•	Title disputes or claims;

•	Limitations of and access to certain insurance coverage;

•	The future price of molybdenum, copper or other metals; and

•	Ability to retain key employees and staff.

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

ITEM 3.  LEGAL PROCEEDINGS

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

Re-Issuance of Record of Decision Approving Supplemental Environmental Impact Statement (“SEIS”)

On remand from the Ninth Circuit to the BLM, the agency conducted additional evaluation of air quality impacts and resulting cumulative impact analysis under NEPA in preparation of a Supplemental Environmental Impact

Statement (“SEIS”).  The SEIS disclosed additional information to the public related to the selection of appropriate background concentrations to use for dispersion modeling of air pollutants and information related to potential public water reserves.  Because the SEIS must be prepared in accordance with NEPA guidelines, the SEIS process included three publications in the Federal Register: the first was the Notice of Intent (“NOI”) which was published on July 19, 2017; the second, the Notice of Availability (“NOA”) of the Draft SEIS (“DSEIS”) was published on March 6, 2019; and on September 27, 2019, the third, an NOA of the final SEIS, was published announcing that the BLM had re-issued the ROD marking completion of the NEPA process and approval of the SEIS.  On October 31, 2019, a Complaint was filed against the U.S. Department of Interior and the BLM in the U.S. District Court in Nevada, challenging the re-issuance of the ROD. We are reviewing the Complaint filed by Great Basin Resource Watch and the Western Shoshone Defense Project, and may seek permission from the Court for the LLC to intervene on behalf of the Mt. Hope Project.

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

On June 6, 2019, the Nevada State Engineer issued Ruling 6464 granting the Company’s water rights applications for mining purposes.  The water right permits for the Mt. Hope Project were issued on July 24, 2019.  With receipt of and in compliance with the terms of the water permits, the water is available for consumptive use at the Mt. Hope Project.  Neither the issuance of Ruling 6464 nor the issuance of the water permits were challenged, and the deadline for filing any appeal has expired.

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

The LLC will make additional contributions of $750,000 each after the commencement of molybdenum production at the Mt. Hope Project and on the one-year anniversary of production, for a total contribution obligation to the Sustainability Trust of $5.6 million, an increase of $1.6 million related to the terms of the Settlement. The amount has been accrued under mining properties, land, and water rights in the Company’s financial statements in addition to the previously accrued $4.0 million resulting in a total accrual of $5.6 million.  The LLC has contributed $0.1 million into the Trust as of December 31, 2019.

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

When conditions exist for the LLC to secure project financing additional consideration representing less than 1.5 % of the remaining project capital budget will be payable to the Ranchers.  If the LLC has not secured Mt. Hope Project financing within 12 months of the executed settlement agreement or April 2020, the LLC will begin to make monthly payments of $10,000 to the Ranchers until financing is achieved and the remaining consideration will be paid to the Ranchers.

Pursuant to an April 29, 2019 Consent Agreement, the members of the LLC agreed that funding for the $1 million was advanced to the LLC by the Company, to preserve the joint venture’s existing reserve account.  General Moly sourced $500,000 from its available cash, and received the remaining $500,000 from closing a sale of Series A Convertible Preferred Shares in a private placement with Mount Hope Mines Inc. (“MHMI”), the Mt. Hope Project’s claim/land lessor, discussed in Items 1 and 2 above and later in Note 7 to the consolidated financial statements contained elsewhere in this report.

In exchange for General Moly advancing the $1,000,000 initial settlement funding, the LLC members have agreed to repay the $1 million advance from the proceeds of ongoing sales of non-critical LLC assets and lands.  On September 27, 2019, the Company and POS-Minerals entered into a further Consent Agreement for a reimbursement schedule concerning the approximately $700,000 owed to the Company by the LLC in return for the Company’s advance of funding to settle protests related to the water right applications for the Mt. Hope Project.  Under the September Consent Agreement, $200,000 was reimbursed from the Reserve Account to the Company on September 30, 2019 and an additional $200,000 was reimbursed in early November.  The remaining approximately $300,000 was reimbursed in March 2020 after the LLC sold more than $400,000 in non-critical Mt. Hope Project related equipment.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the NYSE American under the symbol “GMO.”  On February 14, 2008 our common stock began trading on the Toronto Stock Exchange (“TSX”), also under the symbol “GMO.”

Holders

As of April 3, 2020, there were approximately 327 holders of record of our common stock.

Dividends

We have never declared or paid dividends on our common stock or preferred stock and we do not anticipate paying any dividends on our common stock or preferred stock in the foreseeable future.  We will pay dividends on our common stock and preferred stock only if and when declared by our board of directors.  Our board’s ability to declare a dividend is subject to limits imposed by Delaware corporate law.  In determining whether to declare dividends, the board will consider these limits, our financial condition, results of operations, working capital requirements, future prospects, and other factors it considers relevant.

Issuer Purchases of Equity Securities

 Not applicable.

ITEM 6.SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations constitutes management’s review of the factors that affected our financial and operating performance for the years ended December 31, 2019 and 2018.  This discussion should be read in conjunction with the consolidated financial statements and notes thereto contained elsewhere in this report.

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

The original Return of Contributions amount due to POS-Minerals is reduced, dollar for dollar, by the amount of capital contributions for equipment payments required from POS-Minerals under approved budgets of the LLC, as discussed further below.  As of December 31, 2019, this amount has been reduced by $2.4 million, consisting of POS-Mineral’s 20% share of equipment purchases, such that the remaining amount due to POS-Minerals is $33.6 million.  If Nevada Moly does not fund its additional capital contribution in order for the LLC to make the required Return of Contributions to POS-Minerals set forth above, POS-Minerals has an election to either make a secured loan to the LLC to fund the Return of Contributions or receive an additional interest in the LLC estimated to be 5%.  In the latter case, Nevada Moly’s interest in the LLC is subject to dilution by a percentage equal to the ratio of 1.5 times the amount of the unpaid Return of Contributions over the aggregate amount of deemed capital contributions (as determined under the LLC Agreement) of both parties to the LLC (“Dilution Formula”).  At December 31, 2019, the aggregate amount of deemed capital contributions of both parties was $1,090.8 million.

Furthermore, the LLC Agreement permits POS-Minerals to put/sell its interest in the LLC to Nevada Moly after a change of control of Nevada Moly or the Company, as defined in the LLC Agreement, followed by a failure by us or our successor company to use standard mining industry practice in connection with the development and operation of the Mt. Hope Project as contemplated by the parties for a period of twelve (12) consecutive months.  If these circumstance should occur, POS-Minerals may exercise its option to put or sell its interest, and thereafter, Nevada Moly or its transferee or surviving entity would be required to purchase the interest for 120% of POS-Minerals’ total contributions to the LLC, which, if not paid timely, would be subject to 10% interest per annum.

The LLC Agreement requires the Company and POS-Minerals to make monthly pro rata capital contributions to the LLC to fund costs incurred.  The interest of a party in the LLC that does not make its monthly pro rata capital contributions to fund costs incurred is subject to dilution based on the Dilution Formula.  All required monthly contributions have been made by both parties in accordance with the terms of the agreements between the parties.

The Reserve Account

Effective January 1, 2015, Nevada Moly and POS-Minerals signed an amendment to the LLC Agreement under which a separate $36.0 million belonging to Nevada Moly, held by the LLC in a reserve account established in December 2012, is being released for the mutual benefit of both members related to annual jointly approved Mt. Hope Project expenses into 2021.  In January 2015, the reserve account funded a reimbursement of contributions made by the members during the fourth quarter of 2014, inclusive of $0.7 million to POS-Minerals and $2.7 million to Nevada Moly.  The remaining reserve account funds are now being used to pay ongoing jointly approved expenses of the LLC until the Company obtains full financing for its portion of the Mt. Hope Project construction cost, or until the reserve account is exhausted.  Any remaining funds after financing is obtained will be returned to the Company.  The balance of the reserve account was $3.4 million and $6.2 million at December 31, 2019 and December 31, 2018, respectively.

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

Re-Issuance of Record of Decision Approving Supplemental Environmental Impact Statement (“SEIS”)

On remand from the Ninth Circuit to the BLM, the agency conducted additional evaluation of air quality impacts and resulting cumulative impact analysis under NEPA in preparation of a Supplemental Environmental Impact Statement (“SEIS”).  The SEIS disclosed additional information to the public related to the selection of appropriate background concentrations to use for dispersion modeling of air pollutants and information related to potential public water reserves.  Because the SEIS must be prepared in accordance with NEPA guidelines, the SEIS process included three publications in the Federal Register: the first was the Notice of Intent (“NOI”) which was published on July 19, 2017; the second, the Notice of Availability (“NOA”) of the Draft SEIS (“DSEIS”) was published on March 6, 2019; and on September 27, 2019, the third, an NOA of the final SEIS, was published announcing that the BLM had re-issued the ROD marking completion of the NEPA process and approval of the SEIS.  On October 31, 2019, a Complaint was filed against the U.S. Department of Interior and the BLM in the U.S. District Court in Nevada, challenging the re-issuance of the ROD. We are reviewing the Complaint filed by Great Basin Resource Watch and the Western Shoshone Defense Project, and may seek permission from the Court for the LLC to intervene on behalf of the Mt. Hope Project.

Reclamation Considerations

Environmental regulations related to reclamation require that the cost for a third party contractor to perform reclamation activities on the minesite be estimated.  In October 2015, we submitted a request to the BLM to reduce our reclamation liability to current surface disturbance.  Simultaneously, we submitted an application to NDEP-BMRR to modify the Reclamation Permit to reflect this reduced reclamation liability. On October 26, 2015, NDEP-BMRR approved the proposed permit modification, including the reduced reclamation liability amount.   On December 21, 2015, BLM approved the updated reclamation liability estimate, reducing the reclamation liability to approximately $2.8 million.  In early 2019, the Company submitted, and BLM approved a required 3-year update to the reclamation liability estimate, resulting in an increased liability of approximately $3.1 million.  We worked with the LLC’s reclamation surety underwriters to satisfy the $2.8 million financial guarantee requirements under the approved amended PoO for the Mt. Hope Project and funded the $0.3 million increase in cash directly with the BLM in April 2019.  As of December 31, 2019, the surety bond program was funded with a cash collateral payment of $0.3 million.

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

On June 6, 2019, the Nevada State Engineer issued Ruling 6464 granting the Company’s water rights applications for mining purposes.  The water right permits for the Mt. Hope Project were issued on July 24, 2019.  With receipt of and in compliance with the terms of the water permits, the water is available for consumptive use at the Mt. Hope Project.  Neither the issuance of Ruling 6464 nor the issuance of the water permits were challenged, and the deadline for filing any appeal has expired.

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

The LLC will make additional contributions of $750,000 each after the commencement of molybdenum production at the Mt. Hope Project and on the one year anniversary of production, for a total contribution obligation to the Sustainability Trust of $5.6 million, an increase of $1.6 million related to the terms of the Settlement. The amount has been accrued under mining properties, land, and water rights in the Company’s financial statements in addition to the previously accrued $4.0 million resulting in a total accrual of $5.6 million.  The LLC has contributed $0.1 million into the Trust as of December 31, 2019.

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

When conditions exist for the LLC to secure project financing additional consideration representing less than 1.5 % of the remaining project capital budget will be payable to the Ranchers.  If the LLC has not secured Mt. Hope Project financing within 12 months of the executed settlement agreement or April 2020, the LLC will begin to make monthly payments of $10,000 to the Ranchers until financing is achieved and the remaining consideration will be paid to the Ranchers.

Pursuant to an April 29, 2019 Consent Agreement, the members of the LLC agreed that funding for the $1 million was advanced to the LLC by the Company, to preserve the joint venture’s existing reserve account.  General Moly sourced $500,000 from its available cash, and received the remaining $500,000 from closing a sale of Series A Convertible Preferred Shares in a private placement with Mount Hope Mines Inc. (“MHMI”), the Mt. Hope Project’s claim/land lessor, discussed in Items 1 and 2 above and later in Note 7 to the consolidated financial statements contained elsewhere in this report.

In exchange for General Moly advancing the $1,000,000 initial settlement funding, the LLC members have agreed to repay the $1 million advance from the proceeds of ongoing sales of non-critical LLC assets and lands.  On September 27, 2019, the Company and POS-Minerals entered into a further Consent Agreement for a reimbursement schedule concerning the approximately $700,000 owed to the Company by the LLC in return for the Company’s advance of funding to settle protests related to the water right applications for the Mt. Hope Project.  Under the September Consent Agreement, $200,000 was reimbursed from the Reserve Account to the Company on September 30, 2019 and an additional $200,000 was reimbursed in early November.  The remaining approximately $300,000 will be reimbursed once the LLC has sold a minimum of $400,000 in non-critical Mt. Hope Project related equipment, anticipated to occur in March 2020.

Capital & Operating Cost Estimates

Presently, the development of the Mt. Hope Project has a Project Capital Estimate of $1,312 million, which includes development costs of approximately $1,245 million and $67 million in cash financial guaranty/bonding requirements, advance royalty payments, and power pre-payment estimates.  These capital costs were updated in the third quarter of 2012, and were then escalated by approximately 3% in the third quarter of 2013, for those items not yet procured or committed to by contract.  The Mt. Hope Project has not materially changed in scope and remains currently designed at approximately 65% engineering completion, with solid scope definition.  The pricing associated with this estimate remains subject to escalation associated with equipment, construction labor and commodity price increases, and project delays, which will continue to be reviewed periodically.  The Project Capital Estimate does not include financing costs or amounts necessary to fund operating working capital and potential capital overruns, is subject to additional holding costs as financing activities for construction of the Mt. Hope Project are delayed, and may be subject to other escalation and de-escalation as contracts and purchase arrangements are finalized at then current pricing.  From October 2007 through the quarter ended December 31, 2019, the LLC spent approximately $298.7  million of the estimated $1,312 million on development of the Mt. Hope Project.

The LLC’s Project Operating Cost Estimate forecasts molybdenum production of approximately 41 million pounds per year for the first five years of operations at estimated average direct operating costs of $6.16 per pound based on a $8.00/lb reserve and $90 per barrel oil equivalent energy prices.  The Costs Applicable to Sales (“CAS”) per pound, including anticipated royalties calculated at a market price of $15 per pound molybdenum, are anticipated to average $6.84 per pound for the first 5 years.  These cost estimates are based on 2013 constant dollars and are subject to cost inflation or deflation.  We expect that these cost estimates will increase in the future upon completion of an engineered re-estimate of capital costs.

Equipment and Supply Procurement

Through December 31, 2019, the LLC has made deposits and/or final payments of $88.0 million on equipment orders.

In 2012, the LLC issued a firm purchase order for eighteen haul trucks.  The order provides for delivery of those haul trucks required to perform initial mine development, which will begin several months prior to commercial production.  Non-refundable down-payments of $1.2 million were made in 2012, with pricing subject to escalation as the trucks were not delivered prior to December 31, 2013.  Since that time, the LLC has renegotiated the timelines for truck delivery and delayed deliveries into December 2020.  The contract is cancellable with no further liability to the LLC.

Also in 2012, the LLC issued a firm purchase order for four mine production drills with a non-refundable down-payment of $0.4 million, and pricing was subject to escalation if the drills were not delivered by the end of 2013.  Since that time, the LLC has renegotiated the contract to further delay delivery into December 2020.  The contract remains cancellable with no further liability to the LLC.

On June 30, 2012, the LLC’s contract to purchase two electric shovels expired.  On July 11, 2012, we signed a letter of intent with the same vendor providing for the opportunity to purchase the electric shovels at prices consistent with the expired contract, less a special discount in the amount of $3.4 million to provide credit to the LLC for amounts paid as deposits under the expired contract.  The letter of intent provides that equipment pricing will remain subject to inflation indexes and guarantees production slots to ensure that the equipment is available when required by the LLC.  Since that time, the parties have agreed to extend the letter of intent through December 31, 2020.

Agreement with AMER International Group

Private Placement

As announced in April 2015, the Company and AMER International Group Co., Ltd (“AMER”) entered into a private placement for 40.0 million shares of the Company’s common stock and warrants to purchase 80.0 million shares of the Company’s common stock, priced using the trailing 90-day volume weighted average price (“VWAP”) of $0.50 on April 17, 2015, the date the Investment and Securities Purchase Agreement (“AMER Investment Agreement”) was signed. General Moly received stockholder approval of the transaction at its 2015 Annual Meeting, and of material amendments to the transaction at a special meeting held in December 2017.

On November 2, 2015, the Company and AMER entered into an amendment to the AMER Investment Agreement, utilizing a three-tranche investment.  The first tranche of the amended AMER Investment Agreement closed on November 24, 2015 for a $4.0 million private placement representing 13.3 million shares, priced at $0.30 per share, and warrants (“the AMER Warrants”) to purchase 80.0 million shares of common stock at $0.50 per share, which would become exercisable upon availability of an approximately $700.0 million senior secured loan (“Bank Loan”). The funds received from the $4.0 million first tranche private placement were divided evenly between general corporate purposes and an expense reimbursement account available to both AMER and the Company to cover anticipated Mt. Hope financing costs and other jointly sourced business development opportunities. In addition, AMER and General Moly entered into a Stockholder Agreement allowing AMER to nominate a director to the General Moly Board of Directors and additional directors following the close of the third tranche, discussed below, and drawdown of the Bank Loan.  The Stockholder Agreement also governed amer’s acquisition and transfer of General Moly shares.  Prior to closing the first tranche the parties agreed to eliminate certain conditions to closing.  Following the closing, AMER nominated Tong Zhang to serve as a director of the Company, and he was appointed by the Board of Directors on December 3, 2015.  Mr. Zhang was nominated by the Board of Directors to stand for election at the 2018 General Meeting of Stockholders and was elected by the stockholders to serve as a Class II director for a three (3) year term expiring in 2021, subject to re-election.  On July 29, 2019, Mr. Zhang resigned from the Board of Directors.

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

The third tranche of the amended AMER Investment Agreement was to include a $10.0 million private placement representing 20.0 million shares, priced at $0.50 per share (“Tranche 3”).  Closing of Tranche 3 was conditioned upon the earlier of the reissuance of water permits for the Mt. Hope Project or completion of a joint business opportunity involving use of 10.0 million shares of General Moly stock.  The issuance of shares in connection with the Tranche 3 was approved by General Moly stockholders in December 2017 at a Special Meeting of Stockholders.

The Company and AMER have jointly evaluated other potential opportunities, ranging from outright acquisitions and privatizations, or significant minority interest investments with a focus on base metal and ferro-alloy prospects, where the Company would benefit from management fees, minority equity interests, or the acquisition of both core and non-core assets.  The Company and AMER have considered but not completed any such transactions to date and we are not currently evaluating potential opportunities with AMER.  From commencement of the AMER Investment Agreement in 2015 to December 31, 2019, the Company and AMER spent approximately $2.5 million from the expense reimbursement account described above in connection with such evaluations.

AMER Disputes Obligation to Close Tranche 3 Private Placement Obligation

The last closing conditions for Tranche 3 under the AMER Investment Agreement included issuance of water permits for the Mt. Hope Project.  The water permits were issued by the Nevada State Engineer on July 24, 2019.  On July 26, 2019, the Company provided formal notice to AMER that the conditions to closing of Tranche 3 had been satisfied, and that Amer had two business days (until the close of business on Tuesday, July 30, 2019) to close the transaction.  On July 31, 2019, the Company sent a Notice of Default to Amer, as Amer failed to fund and close Tranche 3 by the July 30, 2019 deadline.

On August 1, 2019, the Company received a letter from Amer dated July 30, 2019, purporting to terminate the Amer Investment Agreement, referencing its earlier letter received by the Company on July 18, 2019, in which Amer alleged uncured material adverse effects and alleged breaches of the Amer Investment Agreement by the Company (which include concerns related to US/China relations, concerns regarding the delay in obtaining environmental permits and solvency concerns).  The Company believed that such assertions were inaccurate and wholly without merit under the terms of the Amer Investment Agreement.  Additionally, as Amer disputed its obligation to fund the close of Tranche 3, the Company believed that Amer’s attempted termination of the Amer Investment Agreement was ineffective.  With Amer’s failure to fund Tranche 3, the Company had inadequate cash to continue operations and was forced to evaluate its options, including pursuing asset sales, short-term financing options and, if such efforts were unsuccessful in obtaining sufficient financing, the possibility of seeking bankruptcy protection.

On August 28, 2019, the Company engaged King & Spalding, an international arbitration and litigation firm, to represent the Company in its Tranche 3 dispute with Amer.  The Company also formally notified Amer that a Dispute, as defined by the Amer Investment Agreement, existed between the parties as a result of Amer’s failure to close Tranche 3.  The notification required that one representative of each of the executive management of the parties be designated and authorized to attempt to settle the Dispute and the representatives were to meet in good faith to resolve the Dispute.  If the designated representatives did not resolve the Dispute within 10 business days after delivery of the Notice, the Dispute was subject to resolution by binding arbitration, pursuant to the Amer Investment Agreement in Hong Kong SAR under the rules of the International Chamber of Commerce.

On October 14, 2019, the Company announced that it had entered into an agreement with AMER to extend the dispute negotiation period (“Extension Agreement”).  Under the terms of the Extension Agreement, the Company received $300,000 from AMER in exchange for an extension of the negotiation period to November 15, 2019, on which date the Company’s CEO Bruce Hansen and AMER Chairman Wang Wen Yin met to discuss settlement options.  With the payment, AMER had the right, at its option, to apply the Extension Fee among the following: (1) credit against a final negotiated settlement; (2) credit against any AMER payment obligation to the Company, pursuant to an arbitration award; or (3) as consideration for the purchase of the Company’s common stock, priced at the 30-day volume weighted average price, as of the date immediately prior to the date that AMER demands delivery of such shares.

On December 9, 2019, the Company and an affiliate of Amer announced the closure of a $4.0 million private placement at a price of $0.40 per common share of General Moly common stock under a new Securities Purchase Agreement (“SPA”) and amended and restated warrant agreement (“New Amer Warrant”), resolving the Dispute.  Additionally, the parties agreed to a mutual release, terminating the previous Amer Investment Agreement, the prior Warrant, and the Dispute Negotiation Extension Agreement (“Extension Agreement”).  The parties’ previous Stockholder Agreement expired by its terms on November 24, 2019.  In addition to the 10.0 million shares issued by General Moly to AMER in the private placement, AMER also received 1.1 million General Moly common shares priced at $0.27/share, the 30-day volume weighted average price of the Company’s shares on December 6, 2019 utilizing the previously $300,000 extension fee, pursuant to the terms of the Extension Agreement.

Additionally, Amer nominated Mr. Siong Tek (“Terry”) Lee to serve the remaining term of Amer’s previous director nominee (Tong Zhang) expiring at the Company’s annual meeting in 2021.  Amer may nominate a second director to the Board so long as its shareholding exceeds 20% of the Company’s shares outstanding.

Bank Loan

Under the new SPA, Amer has agreed to use its reasonable best efforts to assist the Company in obtaining a loan from one or more prime Chinese banks (“Bank Loan”), for the Company’s share of construction and development costs at the Mt. Hope Project.  As discussed above, for every $100 million of sourced Chinese bank lending that Amer has assisted in contributing to a completed $700 million project debt financing, Amer may exercise 12 million warrants issued under the New Amer Warrant at an exercise price of $0.50 per share, up to 80 million warrants.

Supply Agreement

Furthermore, upon closing of a minimum of $100 million from Amer’s efforts toward the completion of a Chinese bank $700 million project financing, Amer has the option to enter into a moly supply agreement with General Moly to purchase Mt. Hope Project sourced moly at a small discount to spot pricing when the Mt. Hope Project achieves full commercial production.  The saleable amount of moly to Amer escalates from an aggregate 3 million pounds per year to 20 million pounds per year over the first five years of mine production based on the level of project financing assisted by Amer towards the $700 million project financing.

Molybdenum Market Update

The molybdenum oxide daily global spot price per pound is currently at $8.48 compared with $9.20 at yearend 2019 and $11.88 at yearend 2018, according to Platts. During 2019, molybdenum prices were mostly range bound between $10.70 and $12.70 until prices declined to single digits to a year low of $8.28/lb in November 2019. The high for the year was $12.70/lb in March 2019.

During the second half of 2019, lower molybdenum prices may be attributed to the heightened U.S.-China trade tensions that led to a weakened Renminbi which further exacerbated the price fall when expressed in dollars. China is the world’s largest consumer and producer of molybdenum. In addition, increased fears about a more severe global economic slowdown may also have dampened molybdenum demand. The CPM Group noted that an evident shift in demand in China away from nickel-rich 300-series stainless steel to a cheaper and less molybdenum-intensive 200-series might have had a further impact. Nickel prices rose sharply, topping above $8/lb in early fourth quarter 2019. Nickel prices have since declined below $6/lb. Such shifts occurred in the past as well.

Beginning in 2020 through mid-February, moly prices were resilient and rose to nearly $11/lb, outperforming the vast majority of metal and energy commodities. Later in February 2020, moly prices again pulled back to the $9-range and below $9 in mid-March upon the global economic impact of the COVID-19 pandemic.

Molybdenum prices can be volatile. In consideration of China’s and the global economic retreat dampening demand, CPM estimates a small moly surplus in 2020. CPM has pushed out the supply deficit to begin in 2021 and extended the deficit to five years to 2025.

CPM also revised its price projections for an average moly real price of $9.32/lb and nominal price of $9.53/lb for 2020 and $11.64 and $12.19 for 2021, respectively (using a base of 2019). CPM further projects average moly real price of $13.29 and average nominal price of $14.59 for the five-year period 2021-2025; and an average real price of $13.65 and nominal price of $16.74 for 2026-2030.

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

The International Stainless Steel Forum announced that world stainless steel consumption increased 2.9% to 52.2 million metric tons in 2019 over 2018 driven by a 10.1% increase in output of 29.4 million metric tons from China, offsetting decreased output from other regions of the world. China is the world’s largest stainless steel producer and accounts for 56% of global production.

Molybdenum Spot Price (1/6/2011 – 3/202020)

$18
$16
$14
$12
$10
$8
$6
$4
$2
$0
Jan-11
Jan-12
Jan-13
Jan-14
Jan-15
Jan-16
Jan-17
Jan-18
Jan-19
Jan-20

Outlook

We believe the molybdenum market is in a temporary pause caused by the COVID-19 pandemic.  When the global health crisis abates, we anticipate that the molybdenum market will recover and view the long-term outlook for our business positively, supported by shortfalls in long-term supplies of molybdenum, the requirements for molybdenum in the steel industry, and a recovery of the oil and gas industry.  We believe the underlying long-term fundamentals of the molybdenum business remain positive, supported by the significant role of molybdenum in the steel industry and a challenging long-term supply environment attributable to the difficulty in replacing output from both existing and high-cost mines with new production sources.  World market prices for molybdenum and other commodities have fluctuated historically and are affected by numerous factors beyond our control.

Future molybdenum prices are expected to be volatile and are likely to be influenced by demand from China and emerging markets, as well as the strength or weakness of the U.S. dollar, U.S.-China trade tariffs, economic activity in the U.S. and other industrialized countries, the timing of the development of new supplies of molybdenum, production levels of mines, including primary molybdenum production from China, and the duration of the global health crisis and its drag on the global economy.

Liquidity, Capital Resources and Capital Requirements

For the period from December 31, 2018 to December 31, 2019

Our total consolidated cash balance at December 31, 2019 was $4.6 million compared to $2.0 million at December 31, 2018, representing an increase of $2.6 million due to a variety of cash inflows and outflows.  Outflows included $1.3 million in development costs for the Mt. Hope Project, $0.5 million at the Liberty Project, $5.7 million in general and administrative costs, offset by an inflow of funds released from the reserve account of $2.8 million, $1.8 million in funds received from the issuance of preferred shares, $1.35 million in funds received from supplemental notes issued and $4.3 million in funds received from AMER upon resolution of the dispute related to Tranche 3 of the Investment Agreement.

The $36.0 million reserve account established in December of 2012, at the direction of the LLC management committee, was payable to Nevada Moly upon release, at which time the funds would have become available for use by the Company.  Effective January 1, 2015, Nevada Moly and POS-Minerals signed an amendment to the LLC agreement under which $36.0 million owed to Nevada Moly and held by the LLC in the reserve account will be released for the mutual benefit of both members related to the jointly approved Mt. Hope Project expenses into 2021, as discussed above.  The balance of the reserve account at December 31, 2019 was $3.6 million, compared to $6.2 million at December 31, 2018.

Issuance of Series A and Series B Convertible Preferred Stock

On March 28, 2019, the Company executed a Securities Purchase Agreement (the “Series A Purchase Agreement”) with Bruce D. Hansen, the Company’s Chief Executive Officer/Chief Financial Officer, and Robert I. Pennington, the Company’s Chief Operating Officer (collectively the “Investors”), effective as of March 21, 2019.  Pursuant to the Series A Purchase Agreement, the Investors agreed to purchase up to $900,000 of convertible shares of Series A Preferred Stock, par value $0.001 per share (the “Series A Convertible Preferred Shares”), of the Company.  The Company requested three separate closings of sales of Series A Convertible Preferred Shares to the Investors between the date of the Series A Purchase Agreement and June 30, 2019.  Each closing was in the amount of $300,000 of Series A Convertible Preferred Shares.

The Series A Convertible Preferred Shares were priced at $100.00/preferred share, convertible at any time at the holder’s discretion into common shares whereby one preferred share converts at a price of $0.27/common share to 370.37 common shares. The conversion price was set as the closing price of the common stock on March 12, 2019, which was the day before announcement of the private placement. The Series A Convertible Preferred Shares carry a 5% annual dividend, which may be paid, in the Company’s sole discretion, in cash, additional shares or a combination thereof.  [Upon maturity or full repayment of the Exchange Note and Supplemental Note debt (discussed below), there will be mandatory redemption of the Series A Convertible Preferred Shares into equivalent cash for the principal invested, plus any accrued and unpaid dividends.]

On May 2, 2019, the Company also executed a Securities Purchase Agreement (the “MHMI Series A Purchase Agreement”) with Mount Hope Mines, Inc. (“MHMI”), later assigned in part to members of MHMI individually.  Pursuant to the MHMI Series A Purchase Agreement, MHMI agreed to purchase $500,000 of Series A Convertible Preferred Shares, as described above.  These shares were fully converted in the fourth quarter of 2019.

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

The Series B Convertible Preferred Shares were issued at a price of $100.00 per share, and each Series B Convertible Preferred Share will be convertible at any time at the holder’s discretion into 500 shares of common stock of the Company.  The Series B Convertible Preferred Shares carry a 5% annual dividend, which may be paid, in the Company’s sole discretion, in cash, additional shares of Series B Convertible Preferred Shares or a combination thereof.  [The Series B Convertible Preferred Shares, like the Series A Convertible Preferred Shares, are mandatorily redeemable upon maturity or full repayment of the Exchange Note and Supplemental Note debt (discussed below).]

Interest Forbearance Agreement and New 12% Senior Promissory Notes due December 2022

On September 26, 2019, the Company entered into a 90-day interest deferral and forbearance agreement with the primary holder of the Senior Convertible Notes, along with certain of the Company’s members of management and directors who participated in the 2014 debt offering.  As a result, the Company deferred approximately $162,000 of interest payments that were due at the end of the third quarter 2019.

Exchange Offer and New 12% Senior Promissory Notes due December 2022

On December 27, 2019, the Company closed a private offer to exchange (the “Exchange Offer”) its outstanding 10% Senior Convertible Promissory Notes and 10% Senior Promissory Notes both due December 26, 2019 (together, the “Old Notes”), for units consisting of its newly issued 12% Senior Promissory Notes due December 26, 2022 (the “Exchange Notes”) and warrants (the “New Warrants”) to purchase shares of the Company’s common stock, par value

$0.001 per share (“Common Stock”), upon the terms and subject to the conditions set forth in the confidential Offer to Exchange and Subscription Offer dated November 27, 2019.

Eligible holders tendered Old Notes with an original principal amount of $6.89 million of the total outstanding of $7.25 million, representing 95% of the outstanding, in the Exchange Offer.  For each $1 principal amount of, and accrued and unpaid interest on, Old Notes tendered and accepted by the Company, one unit consisting of $1 principal amount of Exchange Notes and one New Warrant was settled.  The Exchange Notes bear interest at an initial rate of 12% per annum. Interest on the Exchange Notes will be paid on March 31, June 30, September 30 and December 31 of each year, commencing on March 31, 2020. The Exchange Notes will mature on December 26, 2022, unless otherwise earlier redeemed.  Each New Warrant is exercisable for one share of Common Stock at a price of $0.35 per share for a period of three years.  One New Warrant was issued for each dollar of original principal amount of, and accrued and unpaid interest on, Old Notes exchanged for Exchange Notes for a total of 7.2 million New Warrants issued.

The Company paid at maturity the unpaid principal and all accrued and unpaid interest in the approximate amount of $368,000 to those eligible holders that elected not to participate in the Exchange Offer.  The original principal amount of Old Notes paid at maturity represented approximately 5% of the total outstanding.  The maturity date was December 26, 2019.  The Notes Warrants issued in connection with the Old Notes expired by their terms on December 26, 2019.

New 13% Senior Promissory Notes due December 2022

The Company  also announced that certain eligible holders who tendered their Old Notes in the Exchange Offer (“Participating Holders”) elected to participate in the accompanying Subscription Agreement, to purchase (the “Subscription Offer”) 13,355 units for $100 each, consisting of its newly issued 13% Senior Promissory Notes due 2022 (the “Supplemental Notes”) and accompanying New Warrant, including participation by the largest Old Noteholder investor, as well as the Company’s CEO, Bruce Hansen.  One New Warrant was also issued for each dollar invested in the Supplemental Notes.  The New Warrants have an exercise price of $0.35 per share and have a three-year term.  The Participating Holders increased their respective note investment by approximately 20% as additional consideration for the Supplemental Notes, resulting in approximately $1.34 million of new capital to the Company.

Outlook

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

Based on our updated current operating forecast and the combination of the liquidity provided by the proceeds from AMER and the supplemental notes with our current cash on hand, the Company only expects to be able to fund its operations and meet its financial obligations into the third quarter of 2020. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Total assets as of December 31, 2019 increased to $344.2 million compared to $329.5 million as of December 31, 2018 primarily due to the issuance of supplemental notes in 2019.

Results of Operations

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

For the year ended December 31, 2019 we had a consolidated net loss of $7.9 million compared with a net loss of $11.1 million in the same period for 2018.  The decrease is primarily related to reduced due diligence efforts, reduced costs associated with the drilling exploration program and accelerated depreciation associated with software programs no longer in use incurred in 2018.

For the years ended December 31, 2019 and 2018, exploration and evaluation expenses were $0.5 million and $0.8 million, respectively, reflecting continuous care and maintenance expense at the Liberty Project during both periods.

For the years ended December 31, 2019 and 2018, general and administrative expenses, comprised largely of salaries and benefits, legal and audit fees, insurance costs, and outside contracted services, along with due diligence efforts and accelerated depreciated associated with software programs no longer in use, were $3.6 million and $9.6 million, respectively.

For the years ended December 31, 2019 and 2018, interest income was nil as a result of low deposit interest rates on consolidated cash balances in 2019 and 2018.  Interest expense for the year ended December 31, 2019 and 2018 was $0.8 million and $0.8 million, respectively, as a result of cash interest expense incurred during both years on the Senior Convertible Promissory Notes issued and non-cash interest expense incurred as a result of the amortization of debt issuance costs and the embedded derivatives associated with the Senior Convertible Promissory Notes.

Off-Balance Sheet Arrangements

None.

Contractual Obligations

	Payments due by period
	Total	2020	2021-2022	2023-2024	Thereafter
Agricultural Sustainability Trust Contributions	5.5	—	2.0	3.5	—
Exchange Notes and Supplemental Notes**	8.3	—	8.3	—	—
Equipment Purchase Contracts	0.6	—	0.6	—	—
Advance Royalties	6.9	0.5	1.0	5.4	—
Return of Contributions to POS-Minerals	33.6	33.6	—	—	—
3M Plan Contributions	1.0	—	0.3	0.7	—
Total	$55.9	$34.1	$12.2	$9.6	$—

 * With the exception of the 12% Senior Promissory Notes (Exchange Notes) and 13% Senior Promissory Notes (Supplemental Notes), which are the obligation of the Company, all amounts are commitments of the LLC, and as a result of the agreement between Nevada Moly and POS-Minerals are to be funded by the reserve account until such time that the Company obtains financing for its portion of construction costs at the Mt. Hope Project or until the reserve account balance is exhausted, and thereafter are to be funded 80% by Nevada Moly and 20% by POS-Minerals.  POS-Minerals remains obligated to make capital contributions for its 20% portion of equipment payments required by approved budgets of the LLC, and such amounts contributed by the reserve account on behalf of POS-Minerals will reduce, dollar for dollar, the amount of capital contributions that the LLC is required to return to POS-Minerals, as described above.

** The Company is obligated to pay interest on the Exchange Notes at a rate of 12% per year, payable quarterly and on the Supplemental Notes at a rate of 13% per year, payable quarterly.

Through December 31, 2019, the LLC has made deposits and/or final payments of $88.0 million on equipment orders.  See “—Overview—Equipment and Supply Procurement” above.  Of these deposits, $71.7 million relate to fully fabricated items, primarily milling equipment, for which the LLC has additional contractual commitments of $0.6 million.  The remaining $16.3 million reflects both partially fabricated milling equipment, and non-refundable deposits on mining equipment.  As discussed in Note 11 to the consolidated financial statements contained elsewhere in this report, the mining equipment agreements remain cancellable with no further liability to the LLC. The underlying value and recoverability of these deposits and our mining properties in our consolidated balance sheets are dependent on the LLC’s ability to fund development activities that would lead to profitable production and positive cash flow from operations or proceeds from the disposition of these assets. There can be no assurance that the LLC will be successful in obtaining project financing, in generating future profitable operations, disposing of these assets or the Company securing additional funding in the future on terms acceptable to us or at all.  Our audited consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded assets or liabilities.

If the LLC does not make the payments contractually required under these purchase contracts, it could be subject to claims for breach of contract or to cancellation of the respective purchase contract.  In addition, the LLC may proceed to selectively suspend, cancel or attempt to renegotiate additional purchase contracts if necessary, to further conserve cash.  See “—Liquidity, Capital Resources and Capital Requirements” above.  If the LLC cancels or breaches any contracts, the LLC will take all appropriate action to minimize any losses, but could be subject to liability under the contracts or applicable law.  The cancellation of certain key contracts could cause a delay in the commencement of operations, and could add to the cost to develop the Company’s interest in the Mt. Hope Project.

Obligations under capital and operating leases

We have contractual obligations under operating leases that will require a total of $0.1 million in payments over the next three years.  Operating leases consist primarily of rents on office facilities and office equipment.  Our expected payments are $0.1 million, nil, and nil for the years ended December 31, 2020, 2021 and 2022, respectively.

Creation of Agricultural Sustainability Trust

On August 19, 2010, the LLC entered into an agreement with the Eureka Producers’ Cooperative (“EPC”) whereby the LLC will fund a $4.0 million Sustainability Trust (“Trust”) in exchange for the cooperation of the EPC with respect to the LLC’s water rights and permitting of the Mt. Hope Project, since increased to $5.6 million as a result of the settlement reached with Eureka County and the DNR, first discussed in Item 2 above.  The Trust will be tasked with developing and implementing programs that will serve to enhance the sustainability and well-being of the agricultural economy in the Diamond Valley Hydrographic Basin through reduced water consumption.

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

Provision for Taxes

Income taxes are provided based upon the asset and liability method of accounting.  Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end.  In accordance with authoritative guidance for Income Taxes, a valuation allowance is recorded against the deferred tax asset if management does not believe the Company has met the “more likely than not” standard to allow recognition of such an asset.  At December 31, 2019 and 2018, we had deferred tax assets principally arising from net operating loss carryforwards for income tax purposes multiplied by an expected rate of 21% and 35%, respectively.  As management of the Company has concluded that it is not more likely than not that we will realize the benefit of the deferred tax assets, a valuation allowance equal to the net deferred tax asset has been established.

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

Senior Convertible Promissory Notes and other Long-Term Debt

As discussed in Note 5 to the consolidated financial statements contained elsewhere in this report, in December 2014, the Company sold and issued $8.5 million in units consisting of Senior Convertible Promissory Notes (the “Convertible Notes”) and warrants to accredited investors, including several directors and  named executive officers of the Company, pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 thereunder. The Convertible Notes were unsecured obligations and were senior to any of the Company’s future secured obligations to the extent of the value of the collateral securing such obligations.

In December 2019, the Company sold and issued $7.2 million of Exchange Notes and $1.3 million of Supplemental Notes in the Exchange Offer and Subscription Offer described above to accredited investors, including several directors and  named executive officers of the Company, pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 thereunder. The Exchange Notes and Supplemental Notes are unsecured obligations and were senior to any of the Company’s future secured obligations to the extent of the value of the collateral securing such obligations.

The Company evaluates its contracts for potential derivatives.  See Note 5 to the consolidated financial statements contained elsewhere in this report for a description of the Company’s accounting for embedded derivatives and the Convertible Notes, Exchange Notes and Supplemental Notes.

Debt issuance costs are costs incurred in connection with the Company’s debt financings that have been capitalized and are being amortized over the stated mandatory period or estimated life of the related debt, using the effective interest method.

Recent Accounting Developments

See recently adopted accounting developments in Note 2 – Summary of Significant Accounting Policies in Item 8 of Part II of this Annual Report on Form 10-K.

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

Additionally, on May 14, 2008, we entered into a molybdenum supply agreement with SeAH Besteel Corporation (“SeAH Besteel”), Korea’s largest manufacturer of specialty steels, which provides for SeAH Besteel to purchase 4.0 million pounds of molybdenum per year, plus or minus 10%, once the Mt. Hope Project commences commercial operations at minimum specified levels. Like the APERAM supply agreement, the supply agreement with SeAH Besteel provides for a floor price along with staged discounts for spot prices above the floor price and expires five years from the date of first supply under the agreement.  Both the floor and threshold levels at which the percentage discounts change are indexed to a producer price index.  On July 22, 2015, the Company and SeAH Besteel entered into a first amendment to the molybdenum supply agreement, which provides that the agreement will terminate on December 31, 2020, if commercial operations at the minimum specified levels have not commenced by that date, which is not anticipated to occur.

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

The long-term supply agreements provide for supply only after commercial production levels are achieved, and no provisions require the Company to deliver product or make any payments if commercial production is never achieved or declines in later periods and have floor prices ranging from $13.75 to $14.75 per pound and incremental discounts above the floor price.  The agreements require that monthly shortfalls be made up only if the Company’s portion of Mt. Hope production is available for delivery, after POS-Minerals has taken its 20% share.  In no event do these requirements to make up monthly shortfalls become obligations of the Company if production does not meet targeted levels.

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

Interest Rate Risk

As of December 31, 2019, we had a balance of cash and cash equivalents of $4.6 million and restricted cash of $3.4 million.  Interest rates on short term, highly liquid investments have not changed materially since December 31, 2010, and continue to be 1% or less on an annualized basis.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GENERAL MOLY, INC.

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of General Moly, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of General Moly, Inc. (the “Company”) as of December 31, 2019, the related consolidated statement of operations and comprehensive loss, consolidated statements of equity, and cash flows for the year ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a working capital deficit and does not generate revenue from operations. These conditions along with other matters discussed in Note 1 raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regards to these matters is also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Plante & Moran, PLLC

We have served as the Company’s auditor since 2019.

Denver, CO

May 4, 2020

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of General Moly, Inc.

Opinion on the Financial Statements

We have audited the consolidated balance sheet of General Moly, Inc. and its subsidiaries (the “Company”) as of December 31, 2018, and the related consolidated statements of operations and comprehensive loss, of equity and of cash flows for the year ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 “Liquidity” (not presented herein) to the consolidated financial statements appearing under Item 8 of the Company’s 2018 Annual Report on Form 10-K, the Company does not generate revenues, has incurred significant recurring losses, and does not have sufficient liquidity and capital resources to fund its operations and meet its financial obligations, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Denver, Colorado

March 21, 2019

We served as the Company's auditor from 2007 to 2019.

GENERAL MOLY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	December 31,	December 31,
	2019	2018

ASSETS:
CURRENT ASSETS
Cash and cash equivalents	$4,614	$2,016
Deposits, prepaid expenses and other current assets	272	62
Total Current Assets	4,886	2,078
Mining properties, land and water rights	244,137	229,175
Deposits on project property, plant and equipment	87,972	88,124
Restricted cash held at EMLLC	3,388	6,167
Restricted cash and investments held for reclamation bonds	708	834
Non-mining property and equipment, net	32	40
Other assets	3,104	3,076
TOTAL ASSETS	$344,227	$329,494
LIABILITIES, CRNCI, AND EQUITY:
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,223	$574
Promissory Notes	—	1,340
Senior Convertible Promissory Notes	—	5,807
Return of Contributions Payable to POS-Minerals, current portion	33,641	—
Accrued advance royalties	500	500
Total Current Liabilities	35,364	8,221
Provision for post closure reclamation and remediation costs	1,953	1,769
Accrued advance royalties	6,388	5,700
Accrued payments to Agricultural Sustainability Trust	5,500	5,500
Accrued water rights payments	14,000	—
Return of Contributions Payable to POS-Minerals, less current portion	—	33,641
Senior Promissory Notes	7,883	—
Other accrued liabilities	3,447	2,125
Total Liabilities	74,535	56,956

COMMITMENTS AND CONTINGENCIES - NOTE 12

CONTINGENTLY REDEEMABLE NONCONTROLLING INTEREST ("CRNCI")	172,239	172,261
CONVERTIBLE PREFERRED SHARES	1,300	—

EQUITY
Common stock, $0.001 par value; 650,000,000 and 650,000,000 shares authorized, respectively, 152,033,515 and 137,114,804	152	137
Additional paid-in capital	295,005	291,266
Accumulated deficit during exploration and development stage	(199,004)	(191,126)
Total Equity	96,153	100,277
TOTAL LIABILITIES, CRNCI, AND EQUITY	$344,227	$329,494

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOLY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Years Ended
	December 31,	December 31,
	2019	2018
REVENUES	$—	$—

OPERATING EXPENSES:
Exploration and evaluation	527	789
General and administrative expense	3,643	9,553
Loss on Sale of non-core properties and assets	2,885	—
TOTAL OPERATING EXPENSES	7,055	10,342

(LOSS) FROM OPERATIONS	(7,055)	(10,342)

OTHER INCOME/(EXPENSE):
Interest expense	(845)	(774)
TOTAL OTHER (EXPENSE)/INCOME, NET	(845)	(774)

(LOSS) BEFORE INCOME TAXES	(7,900)	(11,116)

Income Taxes	—	—

CONSOLIDATED NET (LOSS)	$(7,900)	$(11,116)
Less: Net loss attributable to CRNCI	22	372
NET LOSS ATTRIBUTABLE TO GMI	$(7,878)	$(10,744)
Basic and diluted net loss attributable to GMI per share of common stock	$(0.06)	$(0.08)
Weighted average number of shares outstanding — basic and diluted	138,784	129,421

COMPREHENSIVE (LOSS)	$(7,878)	$(10,744)

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOLY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended
	December 31,	December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net loss	$(7,900)	$(11,116)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	134	1,870
Non-cash interest expense	89	62
Income realized on lease of water rights	(13)	(13)
Stock-based compensation for employees and directors	84	737
Decrease (increase) in deposits, prepaid expenses and other	(210)	52
Decrease in accounts payable and accrued liabilities	1,956	(508)
(Decrease) increase in post closure reclamation and remediation costs	76	(38)
Net cash used by operating activities	(5,784)	(8,954)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase and development of mining properties, land and water rights	(284)	(2,470)
Deposits on property, plant and equipment	152	(298)
Increase in investments for reclamation bonds	(308)
Net cash used by investing activities	(440)	(2,768)

GENERAL MOLY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock proceeds, net of issuance costs	4,962	2,365
Repayment of Long-Term Debt	647	—
Net cash provided/(used) by financing activities:	5,609	2,365
Net (decrease) in cash, cash equivalents and restricted cash	(615)	(9,357)
Cash, cash equivalents and restricted cash, beginning of period	8,617	17,974
Cash, cash equivalents and restricted cash, end of period	$8,002	$8,617

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of capitalized	(600)	(735)

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Equity compensation capitalized as development	$8	$134
Accrued portion of advance royalties	-	500
Change in accrued payments to Agricultural Sustainability Trust	-	1,550
Conversion of Preferred shares to common shares	500	—
Accrued portion of water rights settlement	14,000	—
Noncash change in deposits on property, plant and equipment	-	153

The accompanying notes are an integral part of these consolidated financial statements

GENERAL MOLY, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except number of shares and per share amounts)

	Common	Preferred		Additional	Accumulated
	Shares	Shares	Amount	Paid-In Capital	Deficit	Total
Balances, December 31, 2017	125,802,023	—	$126	$288,041	$(180,382)	$107,785
Issuance of Units of Common Stock:
Issued pursuant to stock awards	993,481	—	1	(173)	—	(172)
Stock-based compensation	—	—	—	871	—	871
Public Offering	9,151,000	—	9	2,042	—	2,051
Issued under at-the-market trading mechanism	1,168,300	—	1	485	—	486
Net loss for the period ended December 31, 2018	—	—	—	—	(10,744)	(10,744)
Balances, December 31, 2018	137,114,804	—	$137	$291,266	$(191,126)	$100,277

	Common	Preferred		Additional	Accumulated
	Shares	Shares	Amount	Paid-In Capital	Deficit	Total
Balances, December 31, 2018	137,114,804	—	$137	$291,266	$(191,126)	$100,277
Issuance of Units of Common Stock:
Issued pursuant to stock awards	135,000	—	—	3	—	3
Stock-based compensation	—	—	—	88	—	88
Restricted stock net share settlement	1,409,296	—	—	(161)	—	(161)
Warrant Exercise	694,200	—	2	253	—	255
Issuance of New Warrants	—	—	—	289	—	289
Series A Private Placement	—	1,400	—	—	—	—
Series B Private Placement	—	400	—	—	—	—
Conversion of Preferred Shares to Common	1,851,844	(500)	2	498	—	500
Private Placement	11,111,111	—	11	2,769		2,780
Net loss for the period ended December 31, 2019	—	—	—	—	(7,878)	(7,878)
Balances, December 31, 2019	152,316,255	1,300	$152	$295,005	$(199,004)	$96,153

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

The Company conducted exploration and evaluation activities from January 1, 2002 until October 4, 2007, when our Board of Directors (“Board”) approved the development of the Mt. Hope molybdenum property (“Mt. Hope Project”) in Eureka County, Nevada.  The Mt. Hope Project is leased and operated by Eureka Moly, LLC, an indirectly held 80% subsidiary of the Company (“EMLLC” or the “LLC”).  The Company is continuing its efforts to both obtain financing for and develop the Mt. Hope Project.  However, the combination of ongoing depressed molybdenum prices, challenges to our permits and current liquidity concerns have further delayed development at the Mt. Hope Project.

Additionally, in late June 2018 we completed a 9-hole drill program on the Mt. Hope property, focused on the area where previously identified copper-silver-zinc-mineralized skarns have been identified, immediately adjacent to the Mt. Hope molybdenum deposit.

We also continue to evaluate our Liberty molybdenum and copper property (“Liberty Project”) in Nye County, Nevada.

Liquidity and Management’s Plans

Our current working capital is negative.  Based on our current operating forecast, which takes into consideration the delays described above, and the fact that we currently do not generate any revenue, the Company does not expect to be able to fund its current operations and meet its financial obligations for a period of at least 12 months from the issuance of these financials.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  If we are unable to meet our obligations, we would be forced to cease operations and pursue restructuring or liquidation alternatives, including the potential to seek a bankruptcy filing, in which event investors may lose their entire investment in our company.  Without additional funding, the Company has inadequate cash to continue operations past the third quarter of 2020 and will have to find funding going forward including pursuing asset sales, short term financing options and, if unsuccessful in obtaining sufficient financing, the possibility of seeking bankruptcy protection.    There can be no assurance that the Company will be successful in obtaining the financing required to complete the Mt. Hope Project, or in raising additional financing in the future on terms acceptable to the Company, or at all.

Based on our current operating forecast, our current cash on hand, the convertible preferred share purchase agreements implemented in March and August 2019, discussed below, reimbursement from the LLC for the proceeds advanced to fund the water rights settlement, the exchange offer for the outstanding convertible and promissory notes and supplemental subscription offering, settlement of the dispute with AMER, the Company expects to be able to fund its operations and meet its financial obligations into the third quarter of 2020.

 The Company is currently pursuing a number of options to extend its liquidity beyond the third quarter of 2020 and into 2021.  On March 13, 2019, the Company announced that its Board of Directors has retained XMS Capital Partners, Headwall Partners, and Odinbrook Global Advisors (collectively, the “Advisors”), as financial advisors to assist the Board and management with evaluating and recommending strategic alternatives.

The range of strategic alternatives being evaluated include the potential addition of new Mt. Hope Project partners, additional Corporate Strategic investors, merger opportunities, and/or the possible sale or privatization of the Company.  The advisors assisted the Company in successfully restructuring the Convertible and Non-Convertible

Promissory Notes issued in a December 2014 private placement, extending maturity until December 2022 as well as providing an additional $1.3 million in interim funding.

Additional potential funding sources for the Company include public or private equity offerings, including sale of other assets wholly-owned by the Company or with EMLLC partner POS-Minerals at the Mt. Hope Project.  However, there is no assurance that the Company will be successful in securing additional funding in the future on terms acceptable to the Company, or at all.  This could result in further cost reductions, contract cancellations, and potential delays which ultimately may jeopardize the development of the Mt. Hope Project.

As the cash needs for the development of the Mt. Hope Project are significant, we and/or the LLC will be required to arrange for financing to be combined with funds anticipated to be received from POS-Minerals in order to retain its 20% LLC membership interest.  If we are unsuccessful in obtaining financing, we will not be able to proceed with the development of the Mt. Hope Project.  Additional funding for the Mt. Hope Project would allow us to restart equipment procurement and agreements that were suspended or terminated would be renegotiated under current market terms and conditions, as necessary.  In the event of an extended delay related to availability of the Company’s portion of full financing for the Mt. Hope Project, the Company will continue using its best efforts to work with its LLC joint venture partner POS-Minerals to revise procurement and construction commitments to preserve liquidity, including Mt. Hope Project equipment deposits and pricing structures.  There can be no assurance that additional funding will be obtained.

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

Other Financing Actions Taken

On April 12, 2017, the Company filed a prospectus supplement in both Canada and the United States which enabled the Company, at its discretion from time to time, to sell up to $20 million worth of common shares by way of an “at-the-market” offering (the “ATM”).  Since the effectiveness of the prospectus supplement by the SEC on April 26, 2017 to December 31, 2019, a total of 1,168,300 common shares have been sold under the ATM, for net proceeds to the Company of $0.5 million.  In October 2018, the Company completed a public offering of 9,125,000 units consisting of one share of common stock and one warrant to purchase one share of common stock resulting in net proceeds to the Company of $1,900,000.  In conjunction with the public offering in October 2018, the Company agreed to suspend the ATM facility for a period of 2 years.

Additionally, on March 28, 2019, the Company executed a Securities Purchase Agreement (the “Series A Purchase Agreement”) with Bruce D. Hansen, the Company’s Chief Executive Officer/Chief Financial Officer, and Robert I. Pennington, the Company’s Chief Operating Officer (collectively the “Investors”), effective as of March 21, 2019.  Pursuant to the Series A Purchase Agreement, the Investors agreed to purchase up to $900,000 of convertible shares of Series A Preferred Stock, par value $0.001 per share (the “Series A Convertible Preferred Shares”), of the Company.  The Company requested three separate closings of sales of Series A Convertible Preferred Shares to the Investors between the date of the Series A Purchase Agreement and June 30, 2019.  Each closing was in the amount of $300,000 of Series A Convertible Preferred Shares.

The Series A Convertible Preferred Shares were priced at $100.00/preferred share, convertible at any time at the holder’s discretion into common shares whereby one preferred share converts at a price of $0.27/common share to 370.37 common shares. The conversion price was set as the closing price of the common stock on March 12, 2019, which was the day before announcement of the private placement. The Series A Convertible Preferred Shares carry a 5% annual dividend, which may be paid, in the Company’s sole discretion, in cash, additional shares or a combination thereof.  Upon maturity or full repayment of the Exchange Note and Supplemental Note debt discussed in Note 5 below, there will be mandatory redemption of the Series A Convertible Preferred Shares into equivalent cash for the principal invested, plus any accrued and unpaid dividends.

On May 2, 2019, the Company also executed a Securities Purchase Agreement (the “MHMI Series A Purchase Agreement”) with Mount Hope Mines, Inc. (“MHMI”), later assigned in part to members of MHMI individually.  Pursuant to the MHMI Series A Purchase Agreement, MHMI agreed to purchase $500,000 of Series A Convertible Preferred Shares, as described above.  These shares were fully converted in the fourth quarter of 2019.

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

The Series B Convertible Preferred Shares were issued at a price of $100.00 per share, and each Series B Convertible Preferred Share will be convertible at any time at the holder’s discretion into 500 shares of common stock of the Company.  The Series B Convertible Preferred Shares carry a 5% annual dividend, which may be paid, in the Company’s sole discretion, in cash, additional shares of Series B Convertible Preferred Shares or a combination thereof.  The Series B Convertible Preferred Shares, like the Series A Convertible Preferred Shares, are mandatorily redeemable upon maturity or full repayment of the Exchange Note and Supplemental Note debt discussed in Note 5 below.

On September 26, 2019, the Company entered into a 90-day interest deferral and forbearance agreement with the primary holder of the Convertible Notes, along with certain of the Company’s members of management and directors who participated in the 2014 debt offering.  As a result, the Company deferred approximately $163,000 of interest payments that were due at the end of the third quarter 2019.

Effective April 30, 2019, the Company, through its wholly owned subsidiary Kobeh Valley Ranch LLC (“KVR”) entered into a settlement agreement with a Kobeh Valley, Nevada ranching family (“Ranchers”), resolving the last set of protests pending before the Nevada State Engineer pertaining to the Mt. Hope Project’s water rights applications.  Under the terms of the settlement agreement, $1.0 million was required to be paid upon issuance of the water rights at the Mt. Hope Project.

Pursuant to an April 29, 2019 Consent Agreement, the members of the LLC agreed that funding for the $1 million was advanced to the LLC by the Company, to preserve the joint venture’s existing reserve account.  General Moly sourced $500,000 from its available cash, and received the remaining $500,000 from closing a sale of Series A Convertible Preferred Shares in a private placement with Mount Hope Mines Inc. (“MHMI”), the Mt. Hope Project’s claim/land lessor discussed in Items 1 and 2 of this Annual Report on 10-K and in Note 7 below.

In exchange for General Moly advancing the $1,000,000 initial settlement funding, the LLC members have agreed to repay the $1 million advance from the proceeds of ongoing sales of non-critical LLC assets and lands.  On September 27, 2019, the Company and POS-Minerals entered into a further Consent Agreement for a reimbursement schedule concerning the approximately $700,000 owed to the Company by the LLC in return for the Company’s advance of funding to settle protests related to the water right applications for the Mt. Hope Project.  Under the September Consent Agreement, $200,000 was reimbursed from the Reserve Account to the Company on September 30, 2019 and an additional $200,000 was reimbursed in early November.  The remaining approximately $300,000 was reimbursed in March 2020, once the LLC sold a minimum of $400,000 in non-critical Mt. Hope Project related equipment.

In December 2019, the Company completed an exchange offer with the holder of $5 million of the Company’s Senior Convertible Promissory Notes and certain other holders of Senior Convertible Notes and Senior Promissory Notes (collectively, the “Old Notes”) to exchange the Old Notes for new units consisting of new senior non-convertible promissory notes having a principal amount equal to the original principal amount of the Old Notes exchanged plus accrued and unpaid interest (including deferred interest), bearing an interest rate between 12-14% and otherwise providing for similar terms (the “Exchange Notes”) and a three-year warrant to purchase Company common stock at $0.35 share (each a “Unit”).  The Exchange Notes extend the maturity date until December 2022.  A majority of the remaining holders also agreed to the terms of the Exchange Notes, with approximately $0.4 million repaid at maturity to those who chose not to participate in the exchange.

In addition to the exchange of Old Notes, the largest holder of the Old Notes, as well as the Company’s CEO/CFO, Bruce Hansen and other noteholders, purchased new 13% Senior Promissory Notes due 2022 in the principal amount of $1.3 million (representing approximately 20% of the original principal amount of the Old Notes to be exchanged) providing additional capital to the Company.

The Company paid at maturity the unpaid principal and all accrued and unpaid interest in the approximate amount of $368,000 to those eligible holders that elected not to participate in the Exchange Offer.  The original principal amount of Old Notes paid at maturity represented approximately 5% of the total outstanding.  The maturity date was December 26, 2019. The Notes Warrants issued in connection with the Old Notes expired by their terms on December 26, 2019.

The Company believes these transactions will assist with very near-term liquidity necessary for the Company to operate into the third quarter of 2020.  However, this does not alleviate the substantial doubt about our ability to continue to operate as a going concern.

Purchase Commitments

We continue to work with our long-lead vendors to manage the timing of contractual payments for milling equipment.  The following table sets forth the LLC’s remaining cash commitments under these equipment contracts (collectively, “Purchase Contracts”) at December 31, 2019 (in millions):

As of
December 31,
Year	2019 *
2020	$—
2021	0.6
Total	$0.6

*All amounts are commitments of the LLC, and as a result of the agreement between Nevada Moly and POS-Minerals are to be funded by the reserve account, now $3.4 million, until such time that the Company obtains financing for its portion of construction costs at the Mt. Hope Project or until the reserve account balance is exhausted, and thereafter are to be funded 80% by Nevada Moly and 20% by POS-Minerals.  POS-Minerals remains obligated to make capital contributions for its 20% portion of equipment payments required by approved budgets of the LLC, and such amounts contributed by the reserve account on behalf of POS-Minerals will reduce, dollar for dollar, the amount of capital contributions that the LLC is required to return to POS-Minerals, as described below.

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

Through December 31, 2019, the LLC has made deposits and/or final payments of $88.0 million on equipment orders.  Of these deposits, $71.7 million relate to fully fabricated items, primarily milling equipment, for which the LLC has additional contractual commitments of $0.6 million noted in the table above.  The remaining $16.3 million reflects both partially fabricated milling equipment, and non-refundable deposits on mining equipment.  As discussed in Note 11, the mining equipment agreements remain cancellable with no further liability to the LLC.  The underlying value and recoverability of these deposits and our mining properties in our consolidated balance sheets are dependent on the LLC’s ability to fund development activities that would lead to profitable production and positive cash flow from operations, or proceeds from the sale of these assets. There can be no assurance that the LLC will be successful in generating future profitable operations, selling these assets or that the Company will secure additional funding in the future on terms acceptable to us or at all.  Our consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded assets or liabilities.

All Mt. Hope Project related funding is payable out of the reserve account until exhausted, the balance of which was $3.4 million and $6.2 million at December 31, 2019 and 2018, respectively.  Corporate general and administrative expenses and costs associated with the maintenance of the Liberty Project are not covered by the Reserve Account.  Additional potential funding sources include public or private equity offerings or sale of other assets owned by the Company and/or the LLC, although a portion of any major asset sales may be owed to POS-Minerals.

The Mt. Hope Project

From October 2005 to January 2008, we owned the rights to 100% of the Mt. Hope Project.  Effective as of January 1, 2008, we contributed all of our interest in the assets related to the Mt. Hope Project, including the Mt. Hope Lease, into the LLC, and in February 2008 entered into a joint venture agreement (“LLC Agreement”) for the development and operation of the Mt. Hope Project with POS-Minerals Corporation (“POS-Minerals”).  Under the LLC Agreement, POS-Minerals owns a 20% interest in the LLC and General Moly, through Nevada Moly, LLC (“Nevada Moly”), a wholly-owned subsidiary, owns an 80% interest.  The ownership interests and/or required capital contributions under the LLC Agreement can change as discussed below.

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

The original Return of Contributions amount due to POS-Minerals is reduced, dollar for dollar, by the amount of capital contributions for equipment payments required from POS-Minerals under approved budgets of the LLC, as discussed further below.  During the period January 1, 2015 to December 31, 2019, this amount has been reduced by $2.4 million, consisting of 20% of an $8.4 million principal payment made on milling equipment in March 2015, a $2.2 million principal payment made on electrical transformers in April 2015, and a $1.2 million principal payment made on milling equipment in April 2016, such that the remaining amount due to POS-Minerals is $33.6 million.  If Nevada Moly does not fund its additional capital contribution in order for the LLC to make the required return to POS-Minerals set forth above, POS-Minerals has an election to either make a secured loan to the LLC to fund the Return of Contributions, or receive an additional interest in the LLC, from Nevada Moly, estimated to be 5%.  In the latter case, Nevada Moly’s interest in the LLC is subject to dilution by a percentage equal to the ratio of 1.5 times the amount of the unpaid Return of Contributions over the aggregate amount of deemed capital contributions (as determined under the LLC Agreement) of both parties to the LLC (“Dilution Formula”).  At December 31, 2019, the aggregate amount of deemed capital contributions of both members was $1,090.8 million.

Furthermore, the LLC Agreement authorizes POS-Minerals to put/sell its interest in the LLC to Nevada Moly after a change of control of Nevada Moly or the Company, as defined in the LLC Agreement, followed by a failure by us or our successor company to use standard mining industry practice in connection with the development and operation of the Mt. Hope Project as contemplated by the parties for a period of twelve (12) consecutive months.  If these circumstances should occur, POS-Minerals may exercise its option to put or sell its interest, and thereafter, Nevada Moly or its transferee or surviving entity would be required to purchase the interest for 120% of POS-Minerals’ total contributions to the LLC, which, if not paid timely, would be subject to 10% interest per annum.

Effective January 1, 2015, Nevada Moly and POS-Minerals signed an amendment to the LLC agreement under which a separate $36.0 million belonging to Nevada Moly, held by the LLC in a reserve account established in December 2012, is being released for the mutual benefit of both members related to annual jointly approved Mt. Hope Project expenses through 2021.  In January 2015, the reserve account funded a reimbursement of contributions made by the members during the fourth quarter of 2014, inclusive of $0.7 million to POS-Minerals and $2.7 million to Nevada Moly.  The remaining reserve account funds are now being used to pay ongoing jointly approved expenses of the LLC until the Company obtains full financing for its portion of the Mt. Hope Project construction cost, or until the reserve account is exhausted.  Any remaining funds after financing is obtained will be returned to the Company.  The balance of the reserve account was $3.4 million and $6.2 million at December 31, 2019 and 2018, respectively.

Agreement with AMER International Group (“AMER”)

Private Placement

As announced in April 2015, the Company and AMER International Group Co., Ltd (“AMER”) entered into a private placement for 40.0 million shares of the Company’s common stock and warrants to purchase 80.0 million shares of the Company’s common stock, priced using the trailing 90-day volume weighted average price (“VWAP”) of $0.50 on April 17, 2015, the date the Investment and Securities Purchase Agreement (“AMER Investment Agreement”) was signed. General Moly received stockholder approval of the transaction at its 2015 Annual Meeting, and of material amendments to the transaction at a Special Meeting held in December 2017.

On November 2, 2015, the Company and AMER entered into an amendment to the AMER Investment Agreement, utilizing a three-tranche investment.   The first tranche of the amended AMER Investment Agreement closed on November 24, 2015 for a $4.0 million private placement representing 13.3 million shares, priced at $0.30 per share, and warrants (the “AMER Warrants”) to purchase 80.0 million shares of common stock at $0.50 per share, which would become exercisable upon availability of an approximately $700.0 million senior secured loan (“Bank Loan”). The funds received from the $4.0 million first tranche private placement were divided evenly between general corporate purposes and an expense reimbursement account which is available to both AMER and the Company to cover anticipated Mt. Hope financing costs and other jointly sourced business development opportunities. In addition, amer and General Moly entered into a Stockholder Agreement allowing AMER to nominate a director to the General Moly Board of Directors and additional directors following the close of the third tranche, discussed below, and drawdown of the Bank Loan.  The Stockholder Agreement also governed amer’s acquisition and transfer of General Moly shares.  Prior to closing the first tranche, the parties agreed to eliminate certain conditions to closing.  Following the closing, AMER nominated Tong Zhang to serve as a director of the Company, and he was appointed by the Board of Directors on December 3, 2015.    Mr. Zhang was nominated by the Board of Directors to stand for election at the 2018 General Meeting of Stockholders and was elected by the stockholders to serve as a Class II director for a three (3) year term expiring in 2021, subject to re-election.  On July 29, 2019, Mr. Zhang resigned from the Board of Directors.

On October 16, 2017, the Company and AMER announced the closure of the second tranche of the parties’ three-tranche financing agreement.  At the close of the second tranche, General Moly issued 14.6 million shares to AMER, priced at the VWAP for the 30-day period ending August 7, 2017 (the date of the parties’ Amendment No. 2 to the Investment and Securities Purchase Agreement) of $0.41 per share for a private placement of $6.0 million by AMER.  $5.5 million of the equity sale proceeds were available for general corporate purposes, while $0.5 million was held in the expense reimbursement account established at the first tranche close to cover costs related to the Mt. Hope Project financing and other jointly sourced business development opportunities.

The third tranche of the amended AMER Investment Agreement was to include a $10.0 million private placement representing 20.0 million shares, priced at $0.50 per share. Closing of the third tranche was conditioned upon the earlier of the reissuance of water permits for the Mt. Hope Project or completion of a joint business opportunity involving use of 10.0 million shares of General Moly stock.

The issuance of shares in connection with Tranche 3 of the AMER Investment Agreement was approved by General Moly stockholder in December 2017 at a Special Meeting of Stockholders.

The Company and AMER have jointly evaluated other potential opportunities, ranging from outright acquisitions and privatizations, or significant minority interest investments with a focus on base metal and ferro-alloy prospects, where the Company would benefit from management fees, minority equity interests, or the acquisition of both core and non-core assets.  The Company and AMER have considered but not completed any such transactions to date and we are not currently evaluating potential opportunities with AMER.  From commencement of the AMER Investment Agreement in 2015 to December 31, 2019, the Company and AMER have spent approximately $2.5 million from the expense reimbursement account described above in connection with such evaluations.

AMER Disputes Obligation to Close Tranche 3 Private Placement Obligation

The last closing conditions for Tranche 3 under the AMER Investment Agreement included issuance of water permits for the Mt. Hope Project.  The water permits were issued by the Nevada State Engineer on July 24, 2019.  On July 26, 2019, the Company provided formal notice to AMER that the conditions to closing of Tranche 3 had been satisfied, and that AMER had two business days (until the close of business on Tuesday, July 30, 2019) to close the transaction.  On July 31, 2019, the Company sent a Notice of Default to AMER, as AMER failed to fund and close Tranche 3 by the July 30, 2019 deadline.

On August 1, 2019, the Company received a letter from AMER dated July 30, 2019, purporting to terminate the AMER Investment Agreement, referencing its earlier letter received by the Company on July 18, 2019, in which AMER alleged uncured material adverse effects and alleged breaches of the AMER Investment Agreement by the Company (which include concerns related to US/China relations, concerns regarding the delay in obtaining environmental permits and solvency concerns).  The Company believed that such assertions were inaccurate and wholly without merit under the terms of the AMER Investment Agreement.  Additionally, as AMER has disputed its obligation to fund the close of Tranche 3, the Company believed that AMER’s attempted termination of the AMER Investment Agreement was ineffective.  With AMER’s failure to fund Tranche 3, the Company had inadequate cash to continue operations and was forced to evaluate its options, including pursuing asset sales, short-term financing options and, if such efforts were unsuccessful in obtaining sufficient financing, the possibility of seeking bankruptcy protection.

On August 28, 2019, the Company engaged King & Spalding, an international arbitration and litigation firm, to represent the Company in its Tranche 3 dispute against AMER for AMER’s default.  The Company also formally notified AMER that a Dispute, as defined by the AMER Investment Agreement existed between the parties as a result of AMER’s failure to close Tranche 3.  The notification required that one representative of each of the executive management of the parties be designated and authorized to attempt to settle the Dispute and the representatives were to meet in good faith to resolve the Dispute.  If the designated representatives did not resolve the Dispute within 10 business days after delivery of the Notice, the Dispute was subject to resolution by binding arbitration, pursuant to the AMER Investment Agreement in Hong Kong SAR under the rules of the International Chamber of Commerce.

On October 14, 2019, the Company announced that it had entered into an agreement with AMER to extend the dispute negotiation period (“Extension Agreement”).  Under the terms of the Extension Agreement, the Company received $300,000 from AMER in exchange for an extension of the negotiation period to November 15, 2019, on which date the Company’s CEO Bruce Hansen and AMER Chairman Wang Wen Yin met to discuss settlement options.  With the Extension Agreement payment, AMER had the right, at its option, to apply the Extension Fee among the following: (1) credit against a final negotiated settlement; (2) credit against any AMER payment obligation to the Company, pursuant to an arbitration award; or (3) as consideration for the purchase of the Company’s common stock, priced at the 30-day volume weighted average price, as of the date immediately prior to the date that AMER demanded delivery of such shares.

On December 9, 2019, the Company and an affiliate of AMER announced the closure of a $4 million private placement at a price of $0.40 per common share of General Moly under a new Securities Purchase Agreement (“SPA”) and amended and restated warrant agreement (“New AMER Warrant”), resolving the Dispute.  Additionally, the parties agreed to a mutual release, terminating the previous AMER Investment Agreement, the prior Warrant, and the Dispute Negotiation Extension Agreement (“Extension Agreement”).  The parties’ previous Stockholder Agreement expired by its terms on November 24, 2019.  In addition to the 10.0 million shares issued by General Moly to AMER in the private placement, AMER also received 1.1 million General Moly common shares priced at $0.27/share, the 30-day volume weighted average price of the Company’s NYSE American-traded shares on December 6, 2019 utilizing the Extension Fee, pursuant to the terms of the Extension Agreement.

Additionally, AMER nominated Mr. Siong Tek (“Terry”) Lee to serve the remaining term of AMER’s previous director nominee (Tong Zhang) expiring at the Company’s annual meeting in 2021.  AMER may nominate a second director to the Board so long as its shareholding exceeds 20% of the Company’s shares outstanding.

Supply Agreement

Furthermore, upon closing of a minimum of $100 million from AMER’s efforts toward the completion of a Chinese bank $700 million project financing, AMER has the option to enter into a moly supply agreement with General Moly to purchase Mt. Hope Project sourced moly at a small discount to spot pricing when the Mt. Hope Project achieves full commercial production.  The saleable amount of moly to AMER escalates from an aggregate 3 million pounds per year to 20 million pounds per year over the first five years of mine production based on the level of project financing assisted by AMER towards the $700 million project financing.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Accounting Method

Our financial statements are prepared using the accrual basis of accounting in accordance with GAAP.  With the exception of the LLC, all of our subsidiaries are wholly owned.  In February 2008, we entered into the LLC Agreement, which established our ownership interest in the LLC at 80%.  The consolidated financial statements include all of our wholly owned subsidiaries and the LLC.  The POS-Minerals contributions attributable to their 20% interest are shown as Contingently Redeemable Noncontrolling Interest on the Consolidated Balance Sheets.  The net loss attributable to contingently redeemable noncontrolling interest is reflected separately on the Consolidated Statement of Operations and reduces the Contingently Redeemable Noncontrolling Interest on the Consolidated Balance Sheets. Net losses of the LLC are attributable to the members of the LLC based on their respective ownership percentages in the LLC. During 2019, the LLC had a $0.1 million loss primarily associated with accretion of its reclamation obligations, of which $22,000 was attributed to the Contingently Redeemable Noncontrolling Interest.

Contingently Redeemable Noncontrolling Interest (“CRNCI”)

Under GAAP, certain noncontrolling interests in consolidated entities meet the definition of mandatorily redeemable financial instruments if the ability to redeem the interest is outside of the control of the consolidating entity.  As described in Note 1 — “Description of Business”, the LLC Agreement permits POS-Minerals the option to put its interest in the LLC to Nevada Moly upon a change of control, as defined in the LLC Agreement, followed by a failure by us to use standard mining industry practice in connection with development and operation of the Mt. Hope Project as contemplated by the parties for a period of 12 consecutive months.  As such, the CRNCI has continued to be shown as a separate caption between liabilities and equity based on accounting standards which require equity instruments with redemption features that are not solely within the control of the issuer to be classified outside of permanent equity (referred to as mezzanine equity).  The carrying value of the CRNCI has historically included the Return of Contributions, now $33.6 million, that will be returned to POS-Minerals in December 2020, unless further extended by the members of the LLC as discussed above.  The expected Return of Contributions to POS-Minerals was carried at redemption value as we believed redemption of this amount was probable.  Effective January 1, 2015, Nevada Moly and POS-Minerals agreed that the Return of Contributions will be due to POS-Minerals on December 31, 2020, unless further extended by the members of the LLC as discussed above.  As a result, we have reclassified the Return of Contributions payable to POS-Minerals from CRNCI to a current liability at redemption value, and subsequently reduced it by $2.4 million, consisting of 20% of an $8.4 million principal payment made on milling equipment in March 2015, a $2.2 million principal payment made on electrical transformers in April 2015, and a $1.2 million principal payment made on milling equipment in April 2016, such that the remaining amount due to POS-Minerals is $33.6 million.

The remaining carrying value of the CRNCI has not been adjusted to its redemption value as the contingencies that may allow POS-Minerals to require redemption of its noncontrolling interest are not probable of occurring.  Under GAAP, until such time as that contingency has been eliminated and redemption is no longer contingent upon anything other than the passage of time, no adjustment to the CRNCI balance should be made. Future changes in the redemption value will be recognized immediately as they occur and the Company will consider adjusting the carrying amount of the CRNCI to equal the redemption value at the end of each reporting period as necessary.

Estimates

The process of preparing consolidated financial statements requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses.  Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements.  Accordingly, upon settlement, actual results may differ from estimated amounts.

Asset Impairments

We evaluate the carrying value of long-lived assets to be held and used, using a fair-value based approach when events and circumstances indicate that the related carrying amount of our assets may not be recoverable.  Significant declines in the overall economic environment, molybdenum and copper prices may be considered as impairment indicators for the purposes of these impairment assessments.  Additionally, failure to secure our mining permits, including our water rights, or revocation of our permits may be considered as impairment indicators for the purposes of these impairment assessments.  In accordance with U.S. GAAP, the carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flows from such asset is less than its carrying value.  In that event, an impairment charge will be recorded in our Consolidated Statement of Operations and Comprehensive Loss based on the difference between book value and the estimated fair value of the asset computed using discounted future cash flows, or the application of an expected fair value technique in the absence of an observable market price.  Future cash flows include estimates of recoverable quantities to be produced from estimated proven and probable mineral reserves, commodity prices (considering current and historical prices, price trends and related factors), production quantities and capital expenditures, all based on life-of-mine plans and projections.  In estimating future cash flows, assets are grouped at the lowest level for which identifiable cash flows exist that are largely independent of cash flows from other asset groups.  Generally, in estimating future cash flows, all assets are grouped at a particular mine for which there are identifiable cash flows.  Management evaluated the circumstances of the July 30, 2019 failure of AMER to fund Tranche 3 and concluded the dispute with AMER was a triggering event in the third quarter which continued to exist at December 31, 2019.  We evaluated and determined the carrying value of the asset groups were recoverable as the probability-weighted undiscounted flows exceeded the carrying values for each of our asset groups.  While at December 31, 2019, we have not identified any impairment of our long-lived assets, there can be no assurance that there will not be asset impairments if commodity prices experience a sustained decline and/or if there are significant downward adjustments to estimates of recoverable quantities to be produced from proven and probable mineral reserves or production quantities, changes to the weighting of our scenarios utilized in probability-weighted cash flow analysis and/or upward adjustments to estimated operating costs and capital expenditures, all based on life-of-mine plans and projections.

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

	December 31, 2019	December 31, 2018
	(in thousands)
Cash and cash equivalents	$4,614	$2,016
Restricted cash held at EMLLC	3,388	6,167
Restricted cash held for loan procurement	—	—
Restricted cash and investments held for reclamation bonds	—	434
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$8,002	$8,617

As of December 31, 2019, the LLC had $0.6 million in cash deposits associated with reclamation bonds, which are accounted for as restricted cash.  Another $0.1 million in cash collateral is associated with surety bonds at the Liberty Project. These amounts are considered investments and are not included in cash and cash equivalents for purposes of the Statement of Cash Flows.  As of December 31, 2018, the LLC had an additional $0.4 million in a long-term funding mechanism, which was accounted for as restricted cash.  The $0.4 million held in a long-term funding mechanism was redeemed and is included in cash and cash equivalents as of December 31, 2019.

Basic and Diluted Net Loss Per Share

Net loss per share was computed by dividing the net loss attributable to the Company by the weighted average number of shares outstanding during the period.  The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  Outstanding awards as of December 31, 2019 and 2018, respectively, were as follows:

	December 31, 2019	December 31, 2018
Warrants	98,013,256	98,686,000
Shares Issued upon conversion of Senior Notes	0	5,910,000
Unvested Stock Awards	421,268	2,401,268
Stock Appreciation Rights	909,837	938,667

These awards were not included in the computation of diluted loss per share for the twelve months ended December 31, 2019 and 2018, respectively, because to do so would have been anti-dilutive.  Therefore, basic loss per share is the same as diluted loss per share.

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

Recent Accounting Pronouncements

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

Based on leases outstanding at January 1, 2019 and December 31, 2019, the adoption of the new standard resulted in the recognition of operating lease ROU assets and lease liabilities of $0.2 million and $0.2 million, respectively.  Certain of our leases include payments that vary based on the Company’s level of usage and operations.  These variable payments are not included within ROU assets and lease liabilities and are recognized as expense when incurred.  For the year ended December 31, 2019, operating lease costs were $20K and variable lease costs were $1K.  Cash paid for amounts in the measurement of lease liabilities which are reflected in operating cash flows relating to operating leases for the year ended December 31, 2019 were $65K. The weighted average life remaining for the operating leases is 1.8 years and the weighted average discount rate is 10%.  Adoption of this standard did not have a material impact to the Consolidated Statements of Operations or the Consolidated Statements of Cash Flows.

NOTE 3 — MINING PROPERTIES, LAND AND WATER RIGHTS

We currently have interests in two mining properties that are the primary focus of our operations, the Mt. Hope Project and the Liberty Project.  We also have certain other, non-core, mining properties that are being evaluated for future development or sale.

The Mt. Hope Project.  We are currently in the process of developing the Mt. Hope Project, and have recently obtained all permits required for construction.  In January 2014, the Company published an updated Technical Report on the Mt. Hope Project using Canadian Instrument NI 43-101 guidelines, which provided data on the viability and expected economics of the project.  In early 2017, we re-examined the Mt. Hope proven and probable mineral reserves and updated the reserve and resource estimates using an $8.40/lb molybdenum (“Mo”) three-year backward average price.  No further adjustments were required during 2018 and 2019.

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

The preliminary Cu-Ag Target exploration work was undertaken solely at the expense of General Moly. The Company has presented the promising findings to its 20% EMLLC joint venture partner at the Mt. Hope Project, POS-Minerals, and the parties are discussing value-sharing investment options. Any mining operation to exploit economic mineralization at the Mt. Hope Project site will require the approval of POS-Minerals.

Geological review of historic logs and core was completed by Mine Mappers, LLC of Tucson, Arizona to update the geologic interpretation of the skarn area.  Mine Mappers reviewed the geologic interpretations in conjunction with the IP results and recommended a 10-hole, 9,400 foot drilling confirmation and exploration program.

In September 2018, the Company commenced a 10-hole drill program on the patented claims at the Mt. Hope Project.  The drilling program is focused on copper-silver-zinc mineralized skarns and designed to confirm and extend the target defined by historical drilling as well as test for extensions of zinc mineralization horizons which were historically mined.  The drill program was completed in late 2018 and the Company concluded that this mineralization may have economic potential but requires further drilling and analysis and may be best explored in conjunction with or after the moly project.

Liberty Project.  We continue to evaluate opportunities at the Liberty Project as they arise.  The Liberty Project remains in care and maintenance at this time.  In July 2014, the Company published an updated NI 43-101 compliant pre-feasibility study, which more closely examined the use of existing infrastructure and the copper potential of the property.

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

In December, 2019, Liberty Moly, LLC (“Liberty Moly”) entered into a lease agreement with SR Minerals, Inc. (SRM) for the lease of water rights for the purpose of mining and milling.  The term of the lease is five years, after which SRM can extend annually for an additional five years.  As compensation for the leased water rights, SRM has paid $16,000 in cash to Liberty Moly, and is required to pay an annual fee on the anniversary date of the lease in cash.

The Nevada Division of Environmental Protection (NDEP) has identified environmental concerns with some Liberty Project facilities acquired with the property.  NDEP’s concerns are related to aspects of previously approved closure plans required by Nevada regulation.  We have proposed options to NDEP to address these concerns.  In July 2018, we addressed one of those concerns by successfully completing a program, as approved by NDEP, to neutralize the acidic Liberty pit lake by adding hydrated lime to raise the pH.  Since October of 2018, we have been actively managing process solutions draining from the pre-existing leach pad to resolve the second concern.  We will continue to work with NDEP to evaluate ongoing options to address these issues, and additional costs may be required to meet

NDEP’s closure requirements.  However, a reasonable estimate cannot be determined at this time as it is not possible to reasonably predict the outcome of resolution with NDEP.

Other Mining Properties.  We also have had other mining claims and land purchased prior to 2006 which consisted in part of (a) six patented mining claims known as the Chicago-London group, located near the town of Murray in Shoshone County, Idaho, (b) 34 unpatented mining claims in Marion County, Oregon, known as the Detroit property, and (c) 83 unpatented claims in Sanders and Madison County, Montana.  Historically, our efforts at these properties were minimal and consumed no significant financial resources.  The total book value of these properties was approximately $0.1 million and the Company has retained production royalties of 1.5% of all net smelter returns on future production from two undeveloped properties in Skamania County, Washington and Josephine County, Oregon, which were sold in 2012 and 2013, respectively.  The Chicago-London property ((a) above) was sold in January 2020.  As a result of ongoing cash conservation efforts, we allowed the annual claim payments for the 83 unpatented claims in Sanders and Madison County, Montana ((c) above) to lapse and no longer hold rights to these claims.

Summary.  The following is a summary of mining properties, land and water rights at December 31, 2019 and 2018 (in thousands):

	At	At
	December 31,	December 31,
	2019	2018
Mt. Hope Project:
Development costs	$179,356	$176,292
Mineral, land and water rights	23,423	11,324
Advance royalties	32,988	31,800
Total Mt. Hope Project	235,767	219,416
Total Liberty Project	8,370	9,678
Other Properties	0	81
Total	$244,137	$229,175

Development costs and Deposits on project property, plant and equipment

Development costs of $179.4 million as of December 31, 2019 include hydrology and drilling costs, expenditures to further the permitting process, capitalized salaries, project engineering costs, and other expenditures required to fully develop the Mt. Hope Project.  Deposits on project property, plant and equipment of $88.0 million as of December 31, 2019 represent ongoing progress payments on equipment orders for the custom-built grinding and milling equipment, related electric mill drives, and other processing equipment that require the longest lead times.

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

The following table shows asset retirement obligations for future mine closure and reclamation costs in connection with the Mt. Hope Project and within the boundaries of the Plan of Operations (“PoO”):

(in thousands)
At January 1, 2018	$1,568
Accretion Expense	103
Adjustments*	(38)
At December 31, 2018	$1,633
Accretion Expense	108
Adjustments*	62
At December 31, 2019	$1,803

* Includes additions, annual changes to the escalation rate, the market-risk premium rate, or reclamation time periods

The estimated future reclamation costs for the Mt. Hope Project have been discounted using a rate of 8%, which is the rate that existed at the time the liability was originally measured.  The total inflated and undiscounted estimated reclamation costs associated with current disturbance under the PoO at the Mt. Hope Project were $5.8 million at December 31, 2019, inclusive of $2.6 million for mitigation of sage grouse habitat that would be affected by development of the Mt. Hope Project. Increases in ARO liabilities resulting from the passage of time are recognized as accretion expense.

As of December 31, 2019, the LLC had provided the appropriate regulatory authorities with $2.8 million in reclamation financial guarantees through the posting of surety bonds for reclamation of the Mt. Hope Project as approved in the ROD.  As of December 31, 2019, we had $0.3 million in cash deposits associated with these bonds which are specific to the PoO disturbance and recorded in Restricted cash and investments held for reclamation bonds and are unrelated to the inflated and undiscounted liability referenced above.  The LLC posted an additional $0.3 million as a cash bond with the BLM in April 2019 as a result of a required three-year update to the reclamation bond calculation.

The LLC has a smaller liability at the Mt. Hope Project for disturbance associated with exploration drilling which occurred outside the PoO boundaries.  The LLC has not discounted this reclamation liability as the total amount is approximately $0.02 million.

Total restricted cash for surety bond collateral requirements and other long-term reclamation obligations at the Mt. Hope Project equal $0.6 million.  Another $0.1 million in cash collateral is associated with surety bonds at the Liberty Project.

The Company’s Liberty Project is currently in the exploration stage.  As the Company is not currently performing any exploration activity at the Liberty Project, the reclamation liability incurred for historical disturbance from previous operations and more recent exploration conducted by the Company of approximately $0.1 million has not been discounted and is shown in the table below.

	Mt. Hope Project
	outside PoO
	boundary	Liberty
	(in thousands)
At January 1, 2018	$15	$121
Adjustments *	—	—
At December 31, 2018	$15	$121
Adjustments *	2	13
At December 31, 2019	$17	$134

* Includes reduced / reclaimed disturbance

NOTE 5 —SENIOR NOTES

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

The transaction value of $8.5 million was allocated between debt for the Convertible Notes and equity for the Notes Warrants based on the relative fair value of the two instruments.   This resulted in recording $0.8 million in Additional Paid In Capital for the relative fair value of the Notes Warrants and $7.7 million as Convertible Notes.  The Company received net proceeds from the sale of the Convertible Notes of approximately $8.0 million, after deducting offering expenses of approximately $0.5 million, which was allocated between debt and equity, As a result, the Company recognized $0.4 million as Debt Issuance Costs to be amortized over the expected redemption period, and $0.1 million recognized as a reduction to Additional Paid in Capital. Net proceeds from the sale were used to fund ongoing operations.

The Convertible Notes bore interest at a rate of 10.0% per annum, payable in cash quarterly in arrears on each March 31, June 30, September 30, and December 31.  The Convertible Notes mature on December 26, 2019 unless earlier redeemed, repurchased or converted. The Convertible Notes for were redeemable by the Company for cash, either in whole or in part, at any time, in exchange for the sum of (i) a cash payment equal to the unpaid principal plus all accrued but unpaid interest through the date of redemption and (ii) the present value of the remaining scheduled interest payments discounted to the maturity date at the annual percentage yield on U.S. Treasury securities with maturity similar to the notes plus 25 basis points (the “Optional Redemption”).  The Convertible Notes were mandatorily redeemable at par plus the present value of remaining coupons upon (i) the availability of cash from a financing for Mt. Hope and (ii) any other debt financing by the Company. In addition, 50% of any proceeds from the sale of assets cumulatively exceeding $250,000 were to be used to prepay the Convertible Notes at par plus the present value of remaining coupons (the “Mandatory Redemption”).

The Convertible Notes were convertible at any time in an amount equal to 80% of the greater of (i) the average VWAP for the 30 Business Day period ending on the Business Day prior to the date of the conversion, or (ii) the average VWAP for the 30 Business Day period ending on the original issuance date of this note.  Each Convertible Note will convert into a maximum of 100 shares per note, resulting in the issuance of 8,535,000 shares, or 9.3% of shares outstanding (the “Conversion Option”).  General Moly’s executive management team and board of directors who participated in the offering were restricted from converting at a price less than $0.32, the most recent closing price at the time that the Convertible Notes were issued.

If the Company underwent a “fundamental change”, the Convertible Notes were to be redeemed for cash at a repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased plus accrued and unpaid interest, including contingent interest and additional amounts, if any. Examples of a “fundamental change” include the reclassification of the common stock, consolidation or merger of the Company with another entity or sale of all or substantially all of the Company’s assets.

During the year ended December 31, 2015, certain holders of the Convertible Notes, including both directors and named executive officers of the Company, elected to convert notes totaling $2.6 million, reducing the principal balance of the Convertible Notes to $5.9 million. Upon conversion, the Convertible Notes holders received 2,625,000 shares of common stock, at conversion prices ranging from $0.3462 to $0.5485, and were issued non-convertible Senior Promissory Notes (“Promissory Notes”) of $1.3 million, pursuant to the terms of the share maximum provision of the Conversion Option.  The Promissory Notes have identical terms to the Convertible Notes, with the exception that the holder no longer has a Conversion Option. Accordingly, the Promissory Notes bore interest equal to 10.0% per annum, payable in cash quarterly in arrears on each March 31, June 30, September 30, and December 31 and mature on December 26, 2019.  The conversions resulted in a $0.2 million annual reduction in interest payments made by the Company in the servicing of the Convertible Notes.

On December 27, 2019, the Company closed the Exchange Offer, upon the terms and subject to the conditions set forth in the confidential Offer to Exchange and Subscription Offer dated November 27, 2019.

Eligible holders tendered Old Notes with an original principal amount of $6.89 million of the total outstanding of $7.25 million, representing 95% of the outstanding, in the Exchange Offer.  For each $1 principal amount of, and accrued and unpaid interest on, Old Notes tendered and accepted by the Company, one unit consisting of $1 principal amount of Exchange Notes and one New Warrant was settled.  The Exchange Notes bear interest at an initial rate of 12% per annum. Interest on the Exchange Notes will be paid on March 31, June 30, September 30 and December 31 of each year, commencing on March 31, 2020. The Exchange Notes will mature on December 26, 2022, unless otherwise earlier redeemed.  Each New Warrant is exercisable for one share of Common Stock at a price of $0.35 per share for a period of three years.  One New Warrant was issued for each dollar of original principal amount of, and accrued and unpaid interest on, Old Notes exchanged for Exchange Notes for a total of 7.2 million New Warrants issued.

The Company paid at maturity the unpaid principal and all accrued and unpaid interest in the approximate amount of $368,000 to those eligible holders that elected not to participate in the Exchange Offer.  The original principal amount of Old Notes paid at maturity represented approximately 5% of the total outstanding.  The maturity date was December 26, 2019.    The Notes Warrants issued in connection with the Old Notes expired by their terms on December 26, 2019.

The Company may redeem the Exchange Notes for cash, either in whole or in part, at any time, in exchange for the sum of (i) 101% of the amount of unpaid principal and (ii) all accrued but unpaid interest through the date of redemption.   The Exchange Notes are mandatorily redeemable (i) upon obtaining debt or equity financing sufficient to cover the construction of Mt. Hope and (ii) upon a “fundamental change” such as a reclassification of the common stock, consolidation or merger of the Company with another entity or sale of all or substantially all of the Company’s assets.  In addition, 50% of the proceeds exceeding a specified threshold amount of approximately $6.3 million from a financing in which the Company issues debt securities senior to the Exchange Notes will be used to redeem Exchange Notes.  In all cases of mandatory redemption, the redemption amount is equal to the sum of (i) the unpaid principal plus all accrued but unpaid interest through the date of redemption and (ii) the present value of the remaining scheduled interest payments discounted to maturity date at the annual percentage yield on U.S. Treasury securities with maturity similar to the Exchange Notes plus 25 basis points.

The Company accounted for the Exchange Offer as an extinguishment of the Old Notes and recorded a gain on extinguishment of $0.1 million.  The Exchange Notes and the Exchange Warrants were recorded at fair value at December 27, 2019 of $6.8 million and $0.3 million, respectively.   The Company incurred $0.2 million of offering expenses related to the Exchange Offer which was allocated between debt and equity.  As a result, the Company recognized $0.2 million as Debt Issuance Costs to be amortized over the term of the Exchange Notes and recognized $8,000 as a reduction of Additional Paid In Capital.

New 13% Senior Promissory Notes due December 2022

In addition to the Exchange Offer, certain Participating Holders also elected to participate in the accompanying Subscription Offer to purchase 13,355 units for $100 each, consisting of its newly issued Supplemental Notes and accompanying Warrant, including participation by the largest Old Noteholder investor, as well as the Company’s CEO, Bruce Hansen.  One Warrant was also issued for each dollar invested in the Supplemental Notes.  The New Warrants have an exercise price of $0.35 per share and have a three-year term.  The Participating Holders increased their respective note investment by approximately 20% as additional consideration for the Supplemental Notes, resulting in approximately $1.34 million of new capital to the Company.  The supplemental notes are redeemable at any time at the Company’s option, and must be redeemed by the Company under certain circumstances.  The Company has agreed not to issue, assume or guarantee any indebtedness that is senior to or pari passu with the Supplemental Notes, provided, however, that the Company may issue no more than $15 million of additional debt securities that rank pari passu with the Supplemental Notes.

The transaction value of $1.3 million was allocated between debt for the Supplemental Notes and equity for the accompanying Warrants based on their relative fair value.   This resulted in recording $47,000 in Additional Paid in Capital for the Warrants and the remainder as Supplemental Notes.    The Company incurred $40,000 of offering expenses related to the Subscription Offer which was allocated between debt and equity.  As a result, the Company recognized $38,000 as Debt Issuance Costs to be amortized over the term of the Supplemental Notes and recognized $2,000 as a reduction to Additional Paid in Capital.

The Supplemental Notes bear interest at a rate of 13.0% per annum, payable in cash quarterly in arrears on each March 31, June 30, September 30, and December 31.  The Supplemental Notes mature December 26, 2022 unless earlier redeemed.  The Company may redeem the Supplemental Notes for cash, either in whole or in part, at any time, in exchange for the sum of (i) 101% of the amount of unpaid principal and (ii) all accrued but unpaid interest through the date of redemption.   The Supplemental Notes are mandatorily redeemable (i) upon obtaining debt or equity financing sufficient to cover the construction of Mt. Hope and (ii) upon a “fundamental change” such as a reclassification of the common stock, consolidation or merger of the Company with another entity or sale of all or substantially all of the Company’s assets.   In either case, the mandatory redemption amount is equal to the sum of (i) the unpaid principal plus all accrued but unpaid interest through the date of redemption and (ii) the present value of the remaining scheduled interest payments discounted to maturity date at the annual percentage yield on U.S. Treasury securities with maturity similar to the Supplemental Notes plus 25 basis points.

Embedded Derivatives

Based on the redemption and conversion features discussed above, the Company determined that there were embedded derivatives that require bifurcation from the debt instrument and accounted for under ASC 815. Embedded derivatives are separated from the host contract, the Convertible Notes, and carried at fair value when: (a) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract; and (b) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument. The Company concluded that the Mandatory Redemption and Conversion Option features embedded within the Convertible Notes as well as the Mandatory Redemption feature embedded within the Exchange Notes and the Supplemental Notes meet these criteria and, as such, must be valued separate and apart from the respective notes as one embedded derivative and recorded at fair value each reporting period (the “Embedded Derivatives”).

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

As of December 31, 2018, the carrying value of the Convertible Notes, absent the embedded derivatives, was $5.8 million inclusive of an unamortized debt discount $0.1 million, all of which is considered current debt. The fair value of the Convertible Notes was $4.0 million at December 31, 2018.  As of December 31, 2018, the carrying value of the Promissory Notes was $1.3 million. The fair value of the Promissory Notes was $0.9 million at December 31, 2018.  As of December 31, 2019, the carrying value of the Exchange Notes, absent the embedded derivative, was $6.2 million inclusive of an unamortized debt discount of $1.1 million.  The fair value of the Exchange Notes was $6.2 million at December 31, 2019.  As of December 31, 2019, the carrying value of the Supplemental Notes, absent the embedded derivative, was $1.2 million inclusive of an unamortized debt discount of $0.2 million.  The fair value of the Supplemental Notes was $1.2 million at December 31, 2019.

The embedded derivatives recorded in Convertible Notes at fair value were $(14,150) at December 31, 2018. The changes in the estimated fair value of the embedded derivatives during the year ended December 31, 2019 resulted in a loss of $14,150.  The embedded derivatives in the Exchange Notes and the Supplemental Notes had a fair value of $0.6 million and $0.1 million, respectively, at December 31, 2019.  Gain or loss on embedded derivatives is recognized as Interest Expense in the Statement of Operations.

The Company has estimated the fair value of the Convertible Notes, Promissory Notes, Exchange Notes, Supplement Notes, and embedded derivatives based on Level 3 inputs. Changes in certain inputs into the valuation models can have a significant impact on changes in the estimated fair value. For example, the estimated fair value of the embedded derivatives will generally decrease with: (1) a decline in the stock price; (2) increases in the estimated stock volatility; and (3) an increase in the estimated credit spread.

The following inputs were utilized to measure the fair value of the Convertible Notes and embedded derivatives: (i) price of the Company’s common stock; (ii) Conversion Rate (as defined in the Convertible Note); (iii) Conversion Price (as defined in the Convertible Note); (iv) maturity date; (v) risk-free interest rate; (vi) estimated stock volatility; (vii) estimated credit spread for the Company; (viii) default intensity; and (ix) recovery rate.

The following tables set forth the inputs to the models that were used to value the embedded derivatives for the Convertible Notes at December 31, 2018:

December 31, 2018
Stock Price	$0.22
Maturity Date	December 31, 2019
Risk-Free Interest Rate	2.63%
Estimated Stock Volatility	40.00%
Default Intensity	2.00%
Recovery Rate	30.00%

Type of Event	Expected Date	Probability of Event
Mandatory Redemption	October 17, 2019	10%
Conversion Option	March 31, 2019	0%
Note Reaches Maturity	December 31, 2019	90%

The following assumptions were utilized to measure the fair value of the Exchange Notes, the Supplemental Notes, and the embedded derivatives at December 31, 2019: (i) estimated market yield; and (ii) estimated probabilities of mandatory redemption

NOTE 6 —COMMON STOCK AND COMMON STOCK WARRANTS

During the year ended December 31, 2019, we issued 1,544,296 shares of common stock pursuant to stock awards under the 2006 Equity Incentive Plan.

During the year ended December 31, 2018, 993,481 shares of common stock were issued pursuant to stock awards under the 2006 Equity Incentive Plan and 1,168,300 shares under the Company’s at-the-market offering facility.

The following is a summary of common stock warrant activity for each of the two years ended December 31, 2019:

	Number of Shares
	Under
	Warrants	Exercise Price
Balance at December 31, 2018	98,686,000	$0.50 to 5.00
Issuance of new warrants	88,556,456	0.35 to 0.50
Warrant exercises	(694,200)	0.35
Expiration of warrants	(88,535,000)	0.50 to 1.00
Balance at December 31, 2019	98,013,256	$0.35 to 5.00
Weighted average exercise price	$0.44

On April 12, 2017, the Company filed a prospectus supplement in both Canada and the United States to its U.S. base shelf prospectus and U.S. registration statement on Form S-3 which enabled the Company, at its discretion from time to time, to sell up to $20 million worth of common shares by way of an at-the-market offering.  Since the effectiveness of the prospectus supplement by the SEC on April 26, 2017 to December 31, 2019, a total of 1,168,300 common shares have been sold under the ATM, for net proceeds to the Company of $0.5 million.  In conjunction with the public offering discussed below, the Company has agreed to suspend the ATM facility for a period of 2 years.

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

                On December 9, 2019, the Company and an affiliate of AMER announced the closure of a $4 million private placement at a price of $0.40 per common share of General Moly under a new Securities Purchase Agreement (“SPA”) and amended and restated warrant agreement for the purchase of up to 80 million shares of common stock at $0.50 per share (“New AMER Warrant”), resolving the Dispute.  Additionally, the parties agreed to a mutual release, terminating the previous AMER Investment Agreement, the prior Warrant, and the Dispute Negotiation Extension Agreement (“Extension Agreement”).  These warrants are not indexed to the Company’s own stock.  Therefore, these warrants are classified as a liability and subsequently measured at fair value with changes in fair value recorded as interest expense in the Statements of Operations.   The Company uses a Monte Carlo Simulation to determine the fair value of the warrants at the end of each reporting period based on the number of warrants expected to vest.  At December 9, 2019 and December 31, 2019, the warrants had a fair value of $1.3 million and $1.1 million, respectively.  The following inputs to the model were used at December 31, 2019:

December 31, 2019
Stock Price	$0.24
Exercise Price	$0.50
Expected Term	7.8 years
Stock Volatility	40.0%
Risk-Free Interest Rate	1.8%

On December 27, 2019, the Company issued warrants to purchase 8,556,456 shares of common stock in connection with the exchange of its senior notes as discussed above at an exercise price of $0.35 with a three-year term.  These warrants are equity-classified.  The Company used a Black-Scholes model to determine the fair value of the warrants at the date of issuance using the following inputs to the model:

December 27, 2019
Stock Price	$0.23
Exercise Price	$0.35
Expected Term	3.0 years
Stock Volatility	40.0%
Risk-Free Interest Rate	1.6%

Of the warrants outstanding at December 31, 2019, 8.6 million are exercisable at $0.35 per share at any time from December 27, 2019 through their expiration on December 26, 2022, 1.0 million are exercisable at $5.00 per share once General Moly has received financing necessary for the commencement of commercial production at the Mt. Hope Project and will expire one year thereafter, and the 80.0 million shares of the AMER Warrant will become exercisable in increments of 12 million shares for each $100 million in Bank Loan financing AMER assists in arranging.

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

During the year ended December 31, 2019, the Company issued 14,000 shares of Series A Preferred in a series of private placement agreements.  The Series A Preferred Shares were priced at $100.00/ share and are convertible at any time at the holder’s discretion into common shares whereby one preferred share converts at a price of $0.27/common share to 370.37 common shares. The conversion price was set at the closing price of the Company’s common stock on March 12, 2019, which was the day before announcement of the private placement. Upon maturity or full repayment of the Senior Convertible Notes and Promissory Notes currently outstanding, there will be mandatory redemption of the preferred shares in exchange for equivalent cash for the principal invested, plus any accrued and unpaid dividends.  The holders of the Series A Preferred Shares are entitled to receive, when and if declared by the Board of Directors and in preference to the common stock, cumulative cash or in-kind dividends at a rate per annum of 5% of the original issue price.   In the event of a liquidation, dissolution, or winding up of the Company, the proceeds would be distributed first to the holders of Series A Preferred Shares prior to any distributions to holders of other stock in an amount per share equal to the original issue price plus any declared but unpaid dividends.  The holders of Series A Preferred Shares are entitled to vote, together with the holders of common stock, as if the Series A Preferred Shares had been converted to common stock on all matters submitted to stockholders for vote.  In addition, the Series A Preferred Shares contains certain protective rights that require the vote or consent of the holders of at least a majority of the shares of Series A Preferred Shares.

Of the 14,000 shares issued during the year ended December 31, 2019, 5,000 shares were issued to MHMI.  On May 29, 2019, MHMI assigned their interest in 4,500 of the shares to various investors in their entity.  MHMI retained

500 shares.  In addition to the Series A Convertible Preferred Shares terms described in Note 1 above, MHMI and their investors have a one-time right to require the Company to redeem all or a portion of the Series A Convertible Preferred Shares upon the receipt of a minimum of $5,000,000 from the close of Tranche 3 of the amended AMER Investment Agreement.  MHMI and their investors converted all of their preferred shares to 1,851,844 common shares during the fourth quarter of 2019.

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

On March 27, 2020, the Company filed Certificates of Amendment to the Certificates of Designation for the Series A and B Convertible Preferred Stock clarifying that the private exchange offer completed by the Company in December 2019, constituted a modification of the Old Notes for purposes of the mandatory redemption provisions of the Series A and B Preferred Shares.  Accordingly, the Series A and B Preferred Shares are mandatorily redeemable on such date as a majority of the then-outstanding principal amount of the Exchange Notes become due and payable in accordance with their terms (as may be altered by modification, amendment, exchange or otherwise, from time to time).

NOTE 8 — EQUITY INCENTIVES

In 2006, the Board and shareholders of the Company first approved the 2006 Equity Incentive Plan (“2006 Plan”), and in May 2010, our shareholders approved an amendment and restatement of the 2006 Plan to increase to the number of shares that may be issued under the plan by 4,500,000 shares to 9,600,000 shares and extend the expiration date of the 2006 Plan to May 2020, as well as making other technical changes related to tax law and accounting rule changes, and to make administrative clarifying changes.  In June 2016, our shareholders approved an additional amendment to the 2006 Plan increasing the number of shares that may be issued under the plan by 5,000,000 shares to 14,600,000 shares.  In June 2019, our shareholders approved an amendment and restatement of the 2006 Plan increasing the number of shares that may be issued under the plan by 6,500,000 shares to 21,100,000 shares.  The 2006 Plan authorizes the Board, or a committee of the Board, to issue up to an aggregate of 21,100,000 shares of common stock, of which 3,924,920 remain available for issuance as of December 31, 2019.  Awards under the 2006 Plan may include incentive stock options, non-statutory stock options, restricted stock units, restricted stock awards, and stock appreciation rights (“SARs”).  At the option of the Board, SARs may be settled with cash, shares, or a combination of cash and shares.  The Company settles the exercise of other stock-based compensation with newly issued common shares.

Stock-based compensation cost is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes option pricing model and is recognized as compensation ratably on a straight-line basis over the requisite vesting/service period.  As of December 31, 2019, there was $0.3 million of total unrecognized compensation cost related to share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 2.2 years.

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

For the Year Ended December 31:		2019
Expected Life *	3.5 to 6.0 years		3.5 to 6.0 years
Interest Rate+	0.36% to 1.37%		0.36% to 2.58%
Volatility **+	62.04% to 92.76%		62.04% to 94.60%
Dividend Yields	—		—
Weighted Average Fair Value of Stock Appreciation Rights Granted During the Year	$—		$—

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

At December 31, 2019, the outstanding and exercisable (fully vested) options and SARs had an aggregate intrinsic value of nil and had a weighted-average remaining contractual term of 1.9 years.  No options or SARs were exercised during the years ended December 31, 2019 and 2018.

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

The compensation expense recognized by the Company for Stock Awards is based on the closing market price of the Company’s common stock on the date of grant.  For the years ended December 31, 2019 and 2018 the weighted-average grant date fair value for Stock Awards was $0.24 and $0.39, respectively.  The total fair value of stock awards vested during 2019 and 2018 is $0.6 million and $0.2 million, respectively.

Summary of Equity Incentive Awards

The following table summarizes activity under the Plans during the years ended December 31, 2019 and 2018, respectively:

	SARs		Stock Awards
	Weighted	Number	Weighted
	Average	of Shares	Average
	Strike	Under	Grant	Number of
	Price	Option	Price	Shares
Balance at January 1, 2018	$3.22	995,983	$1.44	1,735,553
Awards Granted	—	—	0.39	2,145,000
Awards Exercised or Earned	—	—	0.30	(1,435,000)
Awards Forfeited	1.15	(10,752)	1.46	(44,285)
Awards Expired	2.52	(46,564)	—	—
Balance at December 31, 2018	$3.19	938,667	$1.18	2,401,268

Exercisable at December 31, 2018	$2.14	56,523

	SARs		Stock Awards
	Weighted	Number	Weighted
	Average	of Shares	Average
	Strike	Under	Grant	Number of
	Price	Option	Price	Shares
Balance at January 1, 2019	$3.19	938,667	$1.18	2,401,268
Awards Granted	—	—	0.24	135,000
Awards Exercised or Earned	—	—	0.38	(2,115,000)
Awards Forfeited	—	—	—	—
Awards Expired	2.56	(28,830)	—	—
Balance at December 31, 2019	$3.21	909,837	$4.90	421,268

Exercisable at December 31, 2019	$1.69	27,693

A summary of the status of the non-vested awards as of December 31, 2019 and 2018 and changes during the years ended December 31, 2019 and 2018, respectively, is presented below.

	SARs		Stock Awards
	Weighted	Number	Weighted
	Average	of Shares	Average
	Fair	Under	Fair	Number of
	Value	Option	Value	Shares
Balance at January 1, 2018	$3.25	892,896	$1.44	1,735,553
Awards Granted	—	—	0.39	2,145,000
Awards Vested or Earned	—	—	0.30	(1,435,000)
Awards Forfeited	1.15	(10,752)	1.46	(44,285)
Balance at December 31, 2018	$3.26	882,144	$1.18	2,401,268

	Weighted	Number	Weighted
	Average	of Shares	Average
	Fair	Under	Fair	Number of
	Value	Option	Value	Shares
Balance at January 1, 2019	$3.26	882,144	$1.18	2,401,268
Awards Granted	—	—	0.24	135,000
Awards Vested or Earned	—	—	0.38	(2,115,000)
Awards Forfeited	—	—	—	—
Balance at December 31, 2019	$3.26	882,144	$4.90	421,268
Balance at December 31, 2019

Compensation Cost Recognized and Capitalized Related to Equity Incentives

The following table summarizes the compensation cost recognized and capitalized related to equity incentives:

Summary of Compensation Cost Recognized and
Capitalized related to Equity Incentives for the
Year Ended December 31 (in thousands):	2019	2018
Stock Options*	$—	$—
SARs
Performance based	66	67
Vesting over time	—	—
Stock Awards:
Performance based*	(6)	760
Vesting over time	—	—
Board of Directors and Secretary	32	45
Total	$92	$871
Included in:
Capitalized as Development	8	134
Expensed	84	737
	$92	$871

NOTE 9 — CHANGES IN CONTINGENTLY REDEEMABLE NONCONTROLLING INTEREST (CRNCI)

	Activity for Year Ended
	December 31,	December 31,
Changes CRNCI (Dollars in thousands)	2019	2018
Total CRNCI December 31, 2018 and 2017, respectively	$172,261	$172,633
Net Loss Attributable to CRNCI	(22)	(372)
Total CRNCI December 31, 2019 and 2018, respectively	$172,239	$172,261

NOTE 10 — INCOME TAXES

A reconciliation of the combined income taxes at the statutory rates and the Company’s effective income tax (benefit)/expense for 2019 is as follows:

December 31,
2019
Tax provision (benefits) computed at the statutory rate	$(1,659)
Minority interest	4
State taxes	(26)
Rate change	456
Book expenses not deductible for tax purposes	19
Provision to return true-ups	$—
State NOL true-up	$(3,132)
Other true-ups	$112
Change in valuation allowance	$(4,226)
Income tax expense	—

During 2018, the change in valuation allowance was $2.2 million.  There were no significant reconciling items between the Company’s tax provision (benefits) computed at the statutory rate and the change in valuation allowance for the year ended December 31, 2018.

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of our deferred tax assets and liabilities as at December 31 are as follows (in thousands):

December 31,
2019
Deferred tax assets:
Operating loss carry forward	$62,480
Mineral properties	857
Share based compensation	823
Embedded derivatives	168
Other	15
Total deferred tax assets	$64,343
Valuation allowance	(35,429)
Net Deferred tax assets	28,914

Deferred tax liabilities:
Investment in EMLLC	$(28,654)
Senior convertible notes debt discount	$(260)
Total deferred tax liabilities	$(28,914)
Net deferred tax asset	$—

At December 31, 2018, we had deferred tax assets principally arising from the net operating loss carry forwards for income tax purposes multiplied by an expected rate of 21%.  The significant components of the deferred tax asset at December 31, 2018 was as follows (in thousands):

December 31,
2018
Operating loss carry forward	$275,722
Unamortized exploration expense	4,489
Deductible stock based compensation	4,557
Other	93
Deductible temporary difference	$284,861
Taxable temporary difference — Investment in EMLLC	$(133,547)
Senior convertible notes debt discount	(2,424)
Net deductible temporary difference	$148,890
Deferred tax asset	$31,367
Deferred tax asset valuation allowance	$(31,367)
Net deferred tax asset	$—

We establish a valuation allowance against the deferred tax assets if, based on available information, it is more likely than not that all of the assets will not be realized. The valuation allowance of $35,429 and $31,267 at December 31, 2019 and 2018, respectively, relates mainly to net operating loss carryforwards where the utilization of such attributes is not more likely than not. The Company continually assesses both positive and negative evidence to determine whether it is more likely than not that deferred tax assets can be realized prior to their expiration.

As of December 31, 2019, the Company had federal net operating losses of $280 million. $261 million of the losses were generated before 2018 and expire in varying amounts in 2021-2037. Losses generated after 2017 of $19 million have an indefinite carryover period.

As of December 31, 2019 and 2018, the Company had no unrecognized tax benefits.  There was no change in the amount of unrecognized tax benefits as a result of tax positions taken during the year or in prior periods or due to settlements with taxing authorities or lapses of applicable statues of limitations.

The Company and/or its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state jurisdictions.  Without exception, the Company is no longer subject to U.S. Federal, state and local income tax examinations by tax authorities for years before 2014.  The Company is open to federal and state tax audits until the applicable statutes of limitations expire.

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

The Mt. Hope Lease requires a royalty advance (“Construction Royalty Advance”) of 3% of certain construction capital costs, as defined in the Mt. Hope Lease. The LLC is obligated to pay a portion of the Construction Royalty Advance each time capital is raised for the Mt. Hope Project based on 3% of the expected capital to be used for those certain construction capital costs defined in the Mt. Hope Lease.  Through December 31, 2019, we have paid $26.1 million of the total royalty advance.  Based on our Mt. Hope Project capital budget we estimate that a final reconciliation payment on the Capital Construction Cost Estimate (the “Estimate”) will be due following the commencement of commercial production, after as-built costs are definitively determined.  The Company estimates, based on the revised capital estimate discussed above and the current timeline for the commencement of commercial production, that an additional $5.4 million will be due approximately 24 months after the commencement of construction.  This amount was accrued as of December 31, 2019.  The capital estimates may be subject to escalation in the event the Company experiences continued delays in achieving full financing for the Mt. Hope Project.

The LLC is also obligated to make a minimum annual advance royalty payment (“Annual Advance Royalty”) of $0.5 million each October 19 for any year wherein commercial production has not been achieved or the MHMI Production Royalty (as hereinafter defined) is less than $0.5 million.  As commercial production is not anticipated to commence before early 2022, the Company has accrued $1.5 million in Annual Advance Royalty payments which will be due in three $0.5 million installments in October 2020, 2021 and 2022, respectively.  An additional installment of $0.5 million was paid in October 2019.  The Estimate and the Annual Advance Royalty are collectively referred to as the “Advance Royalties.”  All Advance Royalties are credited against the MHMI Production Royalties once the mine has achieved commercial production.  After the mine begins production, the LLC estimates that the MHMI Production Royalties will be in excess of the Annual Advance Royalties for the life of the Mt. Hope Project 50%.  Until the advance royalties are fully credited, the LLC will pay one half of the calculated Production Royalty annually.  Assuming a $12 molybdenum price, the Annual Advance Royalties are consumed within the first five years of commercial production.

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

The Liberty Project

The Nevada Division of Environmental Protection (“NDEP”) has identified environmental concerns with some Liberty Project facilities acquired with the property.  NDEP’s concerns are related to aspects of previously approved closure plans required by Nevada regulation.  We have proposed options to NDEP to address these concerns.  In July 2018, we addressed one of those concerns by successfully completing a program, as approved by NDEP, to neutralize the acidic Liberty pit lake by adding hydrated lime to raise the pH.  Our 2018 costs were consistent with budgeted spend.  Since October of 2018, we have been actively managing process solutions draining from the pre-existing leach pad to resolve the second concern.  We will continue to work with NDEP to evaluate ongoing options to address any these issues, and additional costs may be required to meet NDEP’s closure requirements.  However, a reasonable estimate cannot be determined at this time as it is not possible to reasonably predict the outcome of a resolution with NDEP.

Deposits on project property, plant and equipment

As discussed in Note 2, the LLC has active orders with varying stages of fabrication on milling process equipment comprised of two 230kV primary transformers and substation, a primary crusher, a semi-autogenous mill, two ball mills, and various motors for the mills with remaining cash commitments of $0.6 million due on these orders.

Equipment and Supply Procurement

Through December 31, 2019, the LLC has made deposits and/or final payments of $88.0 million on equipment orders, has spent approximately $210.7  million for the development of the Mt. Hope Project, for a total Mt. Hope Project inception-to-date spend of $298.7 million.

In 2012, the LLC issued a firm purchase order for eighteen haul trucks.  The order provides for delivery of those haul trucks required to perform initial mine development, which will begin several months prior to commercial production.  Non-refundable down-payments of $1.2 million were made in 2012, with pricing subject to escalation as the trucks were not delivered prior to December 31, 2013.  Since that time, the LLC has renegotiated the timelines for truck delivery and delayed deliveries into December 2020.  The contract is cancellable with no further liability to the LLC.

Also in 2012, the LLC issued a firm purchase order for four mine production drills with a non-refundable down-payment of $0.4 million, and pricing was subject to escalation if the drills were not delivered by the end of 2013.  Since that time, the LLC has accepted a change order which delayed delivery into December 2020.  The contract remains cancellable with no further liability to the LLC.

On September 30, 2012, the LLC’s contract to purchase two electric shovels expired.  On July 11, 2012, we signed a letter of intent with the same vendor providing for the opportunity to purchase the electric shovels at prices consistent with the expired contract, less a special discount in the amount of $3.4 million to provide credit to the LLC for amounts paid as deposits under the expired contract.  The letter of intent provides that equipment pricing will remain subject to inflation indexes and guarantees production slots to ensure that the equipment is available when required by the LLC.  Since that time, the parties have agreed to extend the letter of intent through December 31, 2020.

Obligations under capital and operating leases

We have contractual operating leases that will require a total of $0.1 million in payments over the next three years.  Operating leases consist primarily of rents on office facilities and office equipment.  Our expected payments are $0.1 million, nil, and nil for the years ended December 31, 2020, 2021, and 2022, respectively.

Creation of Agricultural Sustainability Trust

On August 19, 2010, the LLC entered into an agreement with the Eureka Producers’ Cooperative (“EPC”) whereby the LLC will fund a $4.0 million Sustainability Trust (“Trust”) in exchange for the cooperation of the EPC with respect to the LLC’s water rights and permitting of the Mt. Hope Project, since increased to $5.6 million as a result of the settlement reached with Eureka County and the DNR, discussed in Item 2 above.  The Trust will be tasked with developing and implementing programs that will serve to enhance the sustainability and well-being of the agricultural economy in the Diamond Valley Hydrographic Basin through reduced water consumption.

The LLC has contributed $0.1 million into the Trust as of December 31, 2019.  The remaining contributions to the Trust may be funded by the LLC over several years based on the achievement of certain milestones, which are considered probable, and as such $5.6 million has been accrued in the Company’s December 31, 2019, financial statements and is included in mining properties, land, and water rights.

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

On February 15, 2013, Great Basin Resource Watch and the Western Shoshone Defense Project (“Plaintiffs”) filed a Complaint against the U.S. Department of the Interior and the BLM (“Defendants”) in the U.S. District Court, District of Nevada (“District Court”), seeking relief under the National Environmental Policy Act (“NEPA”) and other federal laws, challenging the BLM’s issuance of the initial ROD for the Mt. Hope Project, and on February 20, 2013 filed a Motion for Preliminary Injunction.  The District Court allowed the LLC to intervene in the matter.

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

Re-Issuance of Record of Decision Approving Supplemental Environmental Impact Statement (“SEIS”)

On remand from the Ninth Circuit to the BLM, the agency conducted additional evaluation of air quality impacts and resulting cumulative impact analysis under NEPA in preparation of a Supplemental Environmental Impact Statement (“SEIS”).  The SEIS disclosed additional information to the public related to the selection of appropriate background concentrations to use for dispersion modeling of air pollutants and information related to potential public water reserves.  Because the SEIS must be prepared in accordance with NEPA guidelines, the SEIS process included three publications in the Federal Register: the first was the Notice of Intent (“NOI”) which was published on July 19, 2017; the second, the Notice of Availability (“NOA”) of the Draft SEIS (“DSEIS”) was published on March 6, 2019; and on September 27, 2019, the third, an NOA of the final SEIS was published announcing that the BLM had re-issued the ROD marking completion of the NEPA process and approval of the SEIS.  On October 31, 2019, a Complaint was filed against the U.S. Department of Interior and the BLM in the U.S. District Court in Nevada, challenging the re-issuance of the ROD. On March 11, 2020, the LLC filed its unopposed Motion to Intervene in the U.S. District Court on behalf of the Mt. Hope Project.  The District Court approved the LLC’s intervention on March 19, 2020 and the LLC’s Answer to the Complaint was filed on March 20, 2020.  The LLC will work closely with the BLM and DOI to defend the claims filed by Great Basin Resource Watch and Western Shoshone Defense Project.

Reclamation Considerations

Environmental regulations related to reclamation require that the cost for a third-party contractor to perform reclamation activities on the minesite be estimated.  In October 2015, we submitted a request to the BLM to reduce our reclamation liability to current surface disturbance.  Simultaneously, we submitted an application to NDEP-BMRR to modify the Reclamation Permit to reflect this reduced reclamation liability. On October 26, 2015, NDEP-BMRR approved the proposed permit modification, including the reduced reclamation liability amount.   On December 21, 2015, BLM approved the updated reclamation liability estimate, reducing the reclamation liability to approximately $2.8 million.  In early 2019, the Company submitted, and BLM approved a required 3-year update to the reclamation liability estimate, resulting in an increased liability of approximately $3.1 million.  We worked with the LLC’s reclamation surety underwriters to satisfy the $2.8 million financial guarantee requirements under the approved amended PoO for the Mt. Hope Project and funded the $0.3 million increase in cash directly with the BLM in April 2019.  As of December 31, 2019, the surety bond program was funded with a cash collateral payment of $0.3 million.

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

Effective April 30, 2019, the Company, through its wholly owned subsidiary Kobeh Valley Ranch LLC (“KVR”) entered into a settlement agreement with a Kobeh Valley, Nevada ranching family (“Ranchers”), resolving the last set of protests pending before the Nevada State Engineer pertaining to the Mt. Hope Project’s water rights applications.

On June 6, 2019, the Nevada State Engineer issued Ruling 6464 granting the Company’s water rights applications for mining purposes.  The water right permits for the Mt. Hope Project were issued on July 24, 2019.  With receipt of and in compliance with the terms of the water permits, the water is available for consumptive use at the Mt. Hope Project.  Neither the issuance of Ruling 6464 nor the issuance of the water permits were challenged, and the deadline for filing any appeal has expired.

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

With receipt of the water permits, the LLC increased its financial contributions to the existing Agricultural Sustainability Trust Agreement, discussed above, with the Eureka Producers’ Cooperative (“EPC”) in Diamond Valley

with an additional $50,000 to EPC.  Initially, upon execution of the Settlement, the LLC made a payment of $50,000 to the EPC.

The LLC will make additional contributions of $750,000 each after the commencement of molybdenum production at the Mt. Hope Project and on the one year anniversary of production, for a total contribution obligation to the Sustainability Trust of $5.6 million, an increase of $1.6 million related to the terms of the Settlement. The amount has been accrued under mining properties, land, and water rights in the Company’s financial statements in addition to the previously accrued $4.0 million resulting in a total accrual of $5.6 million.  The LLC has contributed $0.1 million into the Trust as of December 31, 2019.

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

When conditions exist for the LLC to secure project financing additional consideration of $14,000,000 will be payable to the Ranchers.  If the LLC has not secured Mt. Hope Project financing within 12 months of the executed settlement agreement or April 2020, the LLC will begin to make monthly payments of $10,000 to the Ranchers until financing is achieved and the remaining consideration will be paid to the Ranchers.  The $14,000,000 has been accrued on the Consolidated Balance Sheet as of December 31, 2019.

Pursuant to an April 29, 2019 Consent Agreement, the members of the LLC agreed that funding for the $1 million was advanced to the LLC by the Company, to preserve the joint venture’s existing reserve account.  General Moly sourced $500,000 from its available cash, and received the remaining $500,000 from closing a sale of Series A Convertible Preferred Shares in a private placement with Mount Hope Mines Inc. (“MHMI”), the Mt. Hope Project’s claim/land lessor, discussed in Items 1 and 2 of this Annual Report on Form 10-K and in Note 7 above.

In exchange for General Moly advancing the $1,000,000 initial settlement funding, the LLC members have agreed to repay the $1 million advance from the proceeds of ongoing sales of non-critical LLC assets and lands.  On September 27, 2019, the Company and POS-Minerals entered into a further Consent Agreement for a reimbursement schedule concerning the approximately $700,000 owed to the Company by the LLC in return for the Company’s advance of funding to settle protests related to the water right applications for the Mt. Hope Project.  Under the September Consent Agreement, $200,000 was reimbursed from the Reserve Account to the Company on September 30, 2019 and an additional $200,000 was reimbursed in early November.  The remaining approximately $300,000 was reimbursed in March 2020, after the LLC sold a minimum of $400,000 in non-critical Mt. Hope Project related equipment.

Environmental Considerations

Our mineral property holdings in Shoshone County, Idaho include lands contained in mining districts that have been designated as “Superfund” sites pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act.  This “Superfund Site” was established to investigate and remediate primarily the Bunker Hill properties of Smelterville, Idaho, a small portion of Shoshone County where a large smelter was located.  However, because of the extent of environmental impact caused by the historical mining in the mining district, the Superfund Site covers the majority of Shoshone County including the Chicago-London and Little Pine Creek properties we previously owned, as well as many small towns located in Northern Idaho.  We have conducted a property environmental investigation of these properties, which revealed no evidence of material adverse environmental effects at either property.  We are unaware of any pending action or proceeding relating to any regulatory matters that would affect our financial position due to these inactive mining claims in Shoshone County.  Our Chicago-London property was sold in January 2020 and Little Pine Creek in 2019.

NOTE 12 — UNAUDITED SUPPLEMENTARY DATA

The following is a summary of selected unaudited quarterly financial information (in thousands except per share amounts):

Year Ended December 31, 2019	Q1	Q2	Q3	Q4
Loss from operations	$(1,402)	$(2,064)	$(2,785)	$(804)
Interest expense	(55)	(387)	(196)	(207)
Consolidated net loss	(1,457)	(2,451)	(2,981)	(1,011)
Net loss attributable to GMI	(1,421)	(2,476)	(2,976)	(1,005)
Basic net income/(loss) per share	(0.01)	(0.02)	(0.02)	(0.01)

Year Ended December 31, 2018
Loss from operations	$(2,631)	$(2,880)	$(2,927)	$(1,904)
Interest expense	(162)	(225)	(186)	(201)
Consolidated net loss	(2,793)	(3,105)	(3,113)	(2,105)
Net loss attributable to GMI	(2,609)	(2,931)	(3,033)	(2,171)
Basic net income/( loss) per share	(0.02)	(0.02)	(0.02)	(0.02)

NOTE 13 – SUBSEQUENT EVENTS

Beginning in early 2020, there has been an outbreak of coronavirus (COVID-19), initially in China and which has spread to other jurisdictions, including locations where the Company does business. The full extent of the outbreak, related business and travel restrictions and changes to behavior intended to reduce its spread are uncertain as of the date of the Report as this continues to evolve globally. Therefore, the full extent to which coronavirus may impact the Company’s results of operations, liquidity or financial position is uncertain.  Management continues to monitor the impact that the COVID-19 pandemic is having on the Company and the economies in which the Company operates.  The Company anticipates that its liquidity may be materially impacted by the coronavirus outbreak.

On March 27, 2020, President Trump signed into U.S. federal law the CARES Act, which is aimed at providing emergency assistance and health care for individuals, families, and businesses affected by the COVID-19 pandemic and generally supporting the U.S. economy. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit (“AMT”) refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. In particular, the CARES Act, (i) eliminates the 80% of taxable income limitation by allowing corporate entities to fully utilize NOLs to offset taxable income in 2018, 2019 or 2020, (ii) allows for NOLs generated in 2018, 2019, or 2020 to be carried back 5 years, (iii) increases the net interest expense deduction limit to 50% of adjusted taxable income from 30% for tax years beginning January 1, 2019 and 2020, and (iv) allows taxpayers with AMT credits to claim a refund in 2019 for the entire amount of the credit instead of recovering the credit through refunds over a period of years, as originally enacted by the Tax Cuts and Jobs Act in 2017.  The Company is in the process of analyzing the different aspects of the CARES Act to quantify the impact of these provisions.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer/Chief Financial Officer and our Principal Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of December 31, 2019. Based on that evaluation management concluded that, as of December 31, 2019, due to the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective to provide reasonable assurance that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (ICFR), as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f) and 15d-15f. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management performed an assessment of the effectiveness of our ICFR as of December 31, 2019. In making this assessment, management used the criteria established in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management concluded that our ICFR was not effective as of December 31, 2019.

A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected in a timely basis.

As a result of our assessment, management identified the following control deficiencies that represent material weaknesses as of December 31, 2019:

•

In connection with the audit of the Company’s consolidated financial statements as of and for the year ended December 31, 2019, management identified material weaknesses in internal control over financial reporting. As of December 31, 2019, the limited level of staffing, combined with the lack of formalized processes and technical resources available to handle the increased volume of the complex non-routine transactions occurring during 2019 resulted in several significant adjustments being recorded. As a direct result of these complex transactions and limitation on current accounting resources we determined that our controls over the financial statement close process related to the timely account reconciliation, analysis and assessment of key accounting assessments and financial reporting and disclosure were not operating effectively.

Because of this material weakness, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2019.

As of December 31, 2019, the Company was not an “accelerated filer” as defined in Rule 12b-2 under the Exchange Act. Accordingly, pursuant to SEC rules and regulations, the Company is not required to include, and this Annual Report on Form 10-K does not include, an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We are required to annually reassess our status as a “smaller reporting company” as of the end of our fiscal year to determine whether we will be required to provide Management’s Annual Report on Internal Control Over Financial Reporting and the associated report of our independent registered public accounting firm in our Annual Report.

REMEDIATION OF THE MATERIAL WEAKNESS

We are committed to improving our ICFR.  As part of this control improvement, we plan to enhance our capacity and capabilities to review and evaluate ongoing and technically complex transactions through selective increased use of external resources and potential realignment of internal staff.  We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our ICFR on an ongoing basis, and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

While we believe that the above actions will ultimately remediate the material weakness, we intend to continue to refine those controls ad monitor their effectiveness for a sufficient period of time prior to reaching any determination as to whether the material weakness has been remediated.

Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our consolidated financial statements contained in this Annual Report on Form 10-K for the fiscal year ended December 31, 2019, fairly present our financial position, results of our operations and cash flows for the years covered thereby in all material respects.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Other than as described in the two preceding paragraphs and in the Remediation of Material Weakness section above, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.OTHER INFORMATION

None.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding directors and executive officers of registrant is presented under the heading “Directors and Executive Officers” in our definitive proxy statement for use in connection with the 2019 Annual Meeting of Stockholders (“2019 Proxy Statement”) to be filed within 120 days after our fiscal year ended December 31, 2019, and is incorporated herein by this reference thereto.

Information regarding Section 16(a) beneficial ownership reporting compliance report is presented under the heading “Delinquent Section 16(a) Reports” in our 2019 Proxy Statement, and is incorporated herein by this reference thereto.  Information regarding our code of ethics is presented under the heading “Code of Business Conduct and Ethics” in our 2020 Proxy Statement, and is incorporated herein by reference thereto.  Information regarding our Audit Committee, Compensation Committee, Finance Committee, Technical Committee and our Nominating Committee is presented under the heading “The Board of Directors, Board Committees and Director Independence” in our 2020 Proxy Statement, and is incorporated herein by reference thereto.

ITEM 11.EXECUTIVE COMPENSATION

Information regarding executive compensation is presented under the heading “Executive Compensation” in our 2020 Proxy Statement, and is incorporated herein by this reference thereto.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding certain information with respect to our equity compensation plans as of December 31, 2019 is set forth under the heading “Equity Compensation Plan Information” in our 2020 Proxy Statement, and is incorporated herein by this reference thereto.

Information regarding security ownership of certain beneficial owners and management is set forth under the heading “Voting Securities and Principal Holders” in our 2020 Proxy Statement, and is incorporated herein by this reference thereto.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions is presented under the heading “Certain Relationships and Related Transactions” in our 2020 Proxy Statement, and is incorporated herein by this reference thereto.  Information regarding director independence is presented under the heading “The Board of Directors, Board Committees and Director Independence” in our 2020 Proxy Statement, and is incorporated herein by reference thereto.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding principal accounting fees and services is presented under the headings “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” and “All Other Fees” in our 2020 Proxy Statement, and is incorporated herein by this reference thereto.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1)Financial Statements

See the Index to Consolidated Financial Statements included on page 50 for a list of the financial statements included in this Form 10-K.

(2)Financial Statement Schedules

Financial statement schedules are omitted because they are not required or are not applicable.

(3)Exhibits

Exhibit Number	Description

3.1†	Certificate of Incorporation, as amended (Filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q filed on November 4, 2015.)

3.2†	Certificate of Designation of Series A Junior Participating Preferred Stock (Filed as Exhibit 3.1 to our Current Report on Form 8-K filed on March 5, 2010.)

3.3†	Amended and Restated Bylaws (Filed as Exhibit 3.2 to our Current Report on Form 8-K filed on February 10, 2015.)
3.4†	Certificate of Designations of Series A Preferred Stock. (Filed as Exhibit 3.1 to our Current Report on Form 8-K filed on March 28, 2019.)

3.5†	Certificate of Designation of Series B Preferred Stock (Filed as Exhibit 3.1 to our Current Report on Form 8-K filed on August 7, 2019.)

4.1†	Form of Common Stock Purchase Warrant (Filed as Exhibit 4.1 to our Current Report on Form 8-K filed on October 19, 2018.)
4.2†

Amended and Restated Common Stock Purchase Warrant by and between General Moly, Inc. and AMER International Group Co. North America, Ltd. dated December 9, 2019 (Filed as Exhibit 10.2 to our Current Report on Form 8-K filed on December 11, 2019.)

4.3†	Form of Senior Promissory Note (Exchange Note) (Filed as Exhibit 4.1 to our Current Report on Form 8-K filed on January 3, 2020.)

4.4†	Form of Senior Supplemental Promissory Note (Filed as Exhibit 4.2 to our Current Report on Form 8-K filed on January 3, 2020.)

4.5†	Form of Common Stock Purchase Warrant (Filed as Exhibit 4.3 to our Current Report on Form 8-K filed on January 3, 2020.)

4.6†

Registration Rights Agreement dated as of December 27, 2019, by and among General Moly, Inc. and the several investors signatory thereto (Filed as Exhibit 4.4 to our Current Report on Form 8-K filed on January 3, 2020.)

4.7	Description of Registrant's securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (Filed herewith).

10.1†	Lease Agreement, dated October 17, 2005, between the Company and Mount Hope Mines, Inc. (Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on January 23, 2006.)

Exhibit Number	Description

10.2†	Modification to Mount Hope Mines Lease Agreement, dated January 26, 2006 (Filed as Exhibit 10.11 to our Annual Report on Form 10-KSB filed on March 31, 2006.)

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

10.45†+	Stay Incentive Agreement, dated effective January 16, 2015, between General Moly, Inc. and Robert I. Pennington (Filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on May 4, 2015.)

10.46†+	Stay Incentive Agreement dated as of January 16, 2016, by and between General Moly, Inc. and Robert I. Pennington (Filed as Exhibit 10.10 to our Current Report on Form 8-K filed on January 21, 2016.)

10.47†+	Stay Incentive Agreement dated as of January 16, 2017, by and between General Moly, Inc. and Robert I. Pennington (Filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on May 1, 2017.)

Exhibit Number	Description

10.48†+	Stay Incentive Agreement dated as of January 16, 2018, by and between General Moly, Inc. and Robert I. Pennington (Filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on May 8, 2018.)

10.49†	Cooperation Agreement dated August 10, 2010, between Eureka Moly, LLC and the Eureka Producers Cooperative (Filed as Exhibit 10.1 to our Current Report on Form 8-K/A filed on August 26, 2010.)

10.50†	Employment Agreement dated as of January 16, 2016, by and between General Moly, Inc. and R. Scott Roswell (Filed as Exhibit 10.7 to our Current Report on Form 8-K filed on January 21, 2016.)

10.51†+

First Amendment to Employment Agreement dated effective January 16, 2016, by and between General Moly, Inc. and R. Scott Roswell (Filed as Exhibit 10.8 to our Current Report on Form 8-K filed on January 21, 2016.)

10.52†+

Second Amendment to Amended and Restated Employment Agreement dated effective December 1, 2018, by and between General Moly, Inc. and R. Scott Roswell. (Filed as Exhibit 10.3 to our Current Report on Form 8-K filed on December 4, 2018.)

10.53†+	Stay Incentive Agreement, dated effective January 16, 2015, between General Moly, Inc. and R. Scott Roswell (Filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on May 4, 2015.)

10.54†+	Stay Incentive Agreement dated as of January 16, 2016, by and between General Moly, Inc. and R. Scott Roswell (Filed as Exhibit 10.12 to our Current Report on Form 8-K filed on January 21, 2016.)

10.55†+	Stay Incentive Agreement dated as of January 16, 2017, by and between General Moly, Inc. and R. Scott Roswell (Filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on May 1, 2017.)

10.56†+	Stay Incentive Agreement dated as of January 16, 2018, by and between General Moly, Inc. and R. Scott Roswell (Filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on May 8, 2018.)

10.57†+	Form of Restricted Stock Unit Agreement for the Company’s 2006 Equity Incentive Plan (performance-based vesting) (Filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on May 2, 2011.)

10.58†+	Form of Restricted Stock Unit Agreement for the Company’s 2006 Equity Incentive Plan (time-based vesting) (Filed as Exhibit 10.7 to our Quarterly Report on Form 10-Q filed on May 2, 2011.)

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

10.62†+	Employment Agreement, dated as of May 12, 2017, between the Company and Amanda J. Corrion (Filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on August 14, 2017.)

10.63†+	Stay Incentive Agreement dated as of January 16, 2018, by and between General Moly, Inc. and Amanda Corrion (Filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on May 8, 2018.)
10.64†

Securities Purchase Agreement dated effective March 21, 2019, by and among General Moly, Inc. and each of the persons whose names are set forth on the Schedule of Investors attached thereto as Exhibit A (Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on March 28, 2019.)

Exhibit Number	Description

10.65†

Securities Purchase Agreement dated effective May 17, 2019, by and among General Moly, Inc. and each of the persons whose names are set forth on the Schedule of Investors attached thereto as Exhibit A (Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on May 23, 2019.)

10.66†

Securities Purchase Agreement dated effective August 7, 2019, by and among General Moly, Inc. and each of the persons whose names are set forth on the Schedule of Investors attached thereto as Exhibit A (Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on August 7, 2019.)

10.67†

Securities Purchase Agreement dated effective August 7, 2019, by and among General Moly, Inc. and each of the persons whose names are set forth on the Schedule of Investors attached thereto as Exhibit A (Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on August 7, 2019.)

10.68†

Interest Deferral and Forbearance Agreement dated September 25, 2019, by and between General Moly, Inc. and the Holders of Notes party thereto (Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 30, 2019.)

10.69†

Securities Purchase Agreement dated December 9, 2019, between General Moly, Inc. and AMER International Group Co. North America, Ltd. (Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on December 11, 2019.)

10.70†

Exchange and Subscription Agreement dated as of December 27, 2019, by and among General Moly, Inc. and the several investors signatory thereto  (Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on January 3, 2020.)

21.1	Subsidiaries of General Moly, Inc. (Filed herewith)

23.1	Consent of PricewaterhouseCoopers LLP (Filed herewith)

23.2	Consent of John M. Marek, P.E. (Filed herewith)

23.3	Consent of Plante & Moran PLLC

31.1	Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a) (Filed herewith)

32.1	Certification of CEO pursuant to Section 1350 (Furnished herewith)

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

ITEM 16.  FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Lakewood, Colorado on May 4, 2020.

GENERAL MOLY, INC.

By:	/s/ Bruce D. Hansen
Name:	Bruce D. Hansen
Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Exchange Act, this report has been signed below on May 4, 2020 by the following persons, on behalf of the Registrant, and in the capacities indicated.

/s/ Bruce D. Hansen	Chief Executive Officer, Chief Financial Officer and Director
Bruce D. Hansen	(Principal Executive Officer & Principal Financial Officer)

/s/ Amanda J. Corrion	Controller
Amanda J. Corrion	(Principal Accounting Officer)

/s/ Ricardo M. Campoy	Chairman of the Board
Ricardo M. Campoy

/s/ Mark A. Lettes	Director
Mark A. Lettes

/s/ Gary A. Loving	Director
Gary A. Loving

/s/ Gregory P. Raih	Director
Gregory P. Raih

/s/ Terry Lee	Director
Terry Lee