Form 10-K/A
period 2019-12-31
General Moly, Inc
filed 2020-05-12
CIK 1275229

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

EXPLANATORY NOTE

General Moly, Inc. (the “Company”) is filing this amendment (this “Amendment”) to its Annual Report on Form 10-K, filed on May 4, 2020 (the “Original Form 10-K”), solely to disclose that the Company had filed the Original Form 10-K after the March 30, 2020 deadline applicable to the Company for the filing of a Form 10-K in reliance on the 45-day extension provided by an order issued by the U.S. Securities and Exchange Commission (the “SEC”) under Section 36 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) (Release Nos. 34-88318 (March 4, 2020) and 34-88465 (March 25, 2020)) (the “Order”).

On March 27, 2020, the Company filed a Current Report on Form 8-K to indicate its intention to rely on the Order for such extension. Consistent with the Company’s statements made in the Form 8-K, the Company was unable to file the Original Form 10-K until May 4, 2020 due to the significant disruptions to the Company’s operations caused by the unprecedented conditions surrounding the coronavirus (“COVID-19”) pandemic. During the month of March, 2020, various city and county governments throughout the Denver, Colorado metropolitan area, where the Company’s corporate offices are located, followed by the State of Colorado enacted stay-at-home orders for all residents and mandated the closure of non-essential businesses. Company employees affected by these developments included the key personnel responsible for the preparation of the Company’s financial statements. The Company has a small accounting staff and, in view of these circumstances, was unable to timely provide its auditors with financial records necessary to complete their audit and provide consent. In addition, the Company engaged a third-party valuation firm to assist in the assessment of the mandatory redemption features of its Senior Promissory Notes due 2022 issued in December 2019. Such third party faced similar issues regarding accessibility of records and efficiency of staffing due to COVID-19 related work-from-home restrictions and the subsequent governmental stay-at-home orders. As a result, the Company was unable to file a timely and accurate Form 10-K for its year ended December 31, 2019 by the prescribed date without undue hardship and expense to the Company.

In addition, as required by Rule 12b-15 under the Exchange Act, the Company is including in this Amendment certifications from its Chief Executive Officer and Chief Financial Officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act as Exhibit 31.2 to this Amendment. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment.

Except as described above, this Amendment does not modify or update disclosures in, or exhibits to, the Original Form 10-K. Furthermore, this Amendment does not change any previously reported financial results, nor does it reflect events occurring after the filing of the Original Form 10-K. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and the Company’s filings with the SEC subsequent to the filing of the Original Form 10-K.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(3)	Exhibits

Exhibit Number	Description

31.2	Certification of CEO and CFO pursuant to Rule 13a-14(a)/15d-14(a) (Filed herewith)

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Lakewood, Colorado on May 12, 2020.

GENERAL MOLY, INC.

By:	/s/ Bruce D. Hansen
Name:	Bruce D. Hansen
Title:	Chief Executive Officer
(Principal Executive Officer)

3