Form 10-Q
period 2020-03-31
General Moly, Inc
filed 2020-05-15
CIK 1275229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March  31, 2020

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

The number of shares outstanding of issuer’s common stock as of May 10, 2020, was 152,685,255.

PART I - FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

GENERAL MOLY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	March 31,	December 31,
	2020	2019
	(unaudited)
ASSETS:
CURRENT ASSETS
Cash and cash equivalents	$3,055	$4,614
Deposits, prepaid expenses and other current assets	332	272
Total Current Assets	3,387	4,886
Mining properties, land and water rights	244,845	244,137
Deposits on project property, plant and equipment	87,972	87,972
Restricted cash held at EMLLC	3,684	3,388
Restricted cash and investments held for reclamation bonds	708	708
Non-mining property and equipment, net	-	32
Other assets	3,104	3,104
TOTAL ASSETS	$343,700	$344,227
LIABILITIES, CRNCI, AND EQUITY:
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,179	$1,223
Return of Contributions Payable to POS-Minerals, current portion	33,641	33,641
Accrued advance royalties	500	500
Total Current Liabilities	35,320	35,364
Provision for post closure reclamation and remediation costs	2,000	1,953
Accrued advance royalties	6,888	6,388
Accrued payments to Agricultural Sustainability Trust	5,500	5,500
Accrued water rights payments	14,000	14,000
Senior Promissory Notes	8,368	7,883
Other accrued liabilities	2,676	3,447
Total Liabilities	74,752	74,535

COMMITMENTS AND CONTINGENCIES - NOTE 12

CONTINGENTLY REDEEMABLE NONCONTROLLING INTEREST ("CRNCI")	172,314	172,239
CONVERTIBLE PREFERRED SHARES	1,300	1,300

EQUITY
Common stock, $0.001 par value; 650,000,000 and 650,000,000 shares authorized, respectively, 152,685,255 and 152,033,515	152	152
Additional paid-in capital	295,387	295,005
Accumulated deficit during exploration and development stage	(200,205)	(199,004)
Total Equity	95,334	96,153
TOTAL LIABILITIES, CRNCI, AND EQUITY	$343,700	$344,227

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOLY, INC. (“GMI”)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited — In thousands, except per share amounts)

	Three Months Ended
	March 31,	March 31,
	2020	2019
REVENUES	$—	$—

OPERATING EXPENSES:
Exploration and evaluation	173	103
General and administrative expense	1,493	1,299
Gain on Sale of non-core properties and assets	(547)	—
TOTAL OPERATING EXPENSES	1,119	1,402

(LOSS) FROM OPERATIONS	(1,119)	(1,402)

OTHER INCOME/(EXPENSE):
Interest expense	(759)	(55)
Other income	752
TOTAL OTHER (EXPENSE)/INCOME, NET	(7)	(55)

(LOSS) BEFORE INCOME TAXES	(1,126)	(1,457)

Income Taxes	—	—

CONSOLIDATED NET (LOSS)	$(1,126)	$(1,457)
Less: Net loss attributable to CRNCI	(75)	36
NET LOSS ATTRIBUTABLE TO GMI	$(1,201)	$(1,421)
Basic and diluted net loss attributable to GMI per share of common stock	$(0.01)	$(0.01)
Weighted average number of shares outstanding — basic and diluted	152,669	137,471

COMPREHENSIVE (LOSS)	$(1,201)	$(1,421)

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOLY, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited — In thousands, except number of shares and per share amounts)

	Common	Preferred		Additional	Accumulated
	Shares	Shares	Amount	Paid-In Capital	Deficit	Total
Balances, December 31, 2018	137,114,804	—	$137	$291,266	$(191,126)	$100,277
Issuance of Units of Common Stock:
Issued pursuant to stock awards	135,000	—	—	—	—	—
Stock-based compensation	—	—	—	25	—	25
Restricted stock net share settlement	276,328	—	—	(1)	—	(1)
Public Offering	—	—	—	—	—	—
Issued under at-the-market trading mechanism	—	—	—	—	—	—
Net loss for the period ended March 31, 2019	—	—	—	—	(1,421)	(1,421)
Balances, March 31, 2019	137,526,132		$137	$291,290	$(192,547)	$98,880

	Common	Preferred		Additional	Accumulated
	Shares	Shares	Amount	Paid-In Capital	Deficit	Total
Balances, December 31, 2019	152,316,255	1,300	$152	$295,005	$(199,004)	$96,153
Issuance of Units of Common Stock:
Issued pursuant to stock awards	369,000	—	—	—	—	—
Stock-based compensation	—	—	—	382	—	382
Net loss for the period ended March 31, 2020	—	—	—	—	(1,201)	(1,201)
Balances, March 31, 2020	152,685,255	1,300	$152	$295,387	$(200,205)	$95,334

GENERAL MOLY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited — In thousands)

	Three Months Ended
	March 31,	March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net loss	$(1,126)	$(1,457)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	24	7
Non-cash interest expense	485	(126)
Gain on decrease in warrant liability	(771)	—
Income realized on lease of water rights	—	(13)
Gain on sale of non-core assets	(547)	—
Stock-based compensation for employees and directors	318	24
Decrease (increase) in deposits, prepaid expenses and other	(60)	(191)
Decrease in accounts payable and accrued liabilities	(91)	519
(Decrease) increase in post closure reclamation and remediation costs	20	27
Net cash used by operating activities	(1,748)	(1,210)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase and development of mining properties, land and water rights	(200)	(576)
Deposits on property, plant and equipment	—	152
Proceeds from sale of non-core assets	685	—
Increase in investments for reclamation bonds	—	(17)
Net cash used by investing activities	485	(441)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock proceeds, net of issuance costs	—	299
Net cash provided/(used) by financing activities:	—	299
Net (decrease) in cash, cash equivalents and restricted cash	(1,263)	(1,352)
Cash, cash equivalents and restricted cash, beginning of period	8,002	8,617
Cash, cash equivalents and restricted cash, end of period	$6,739	$7,265

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of capitalized	$274	$181

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Equity compensation capitalized as development	$64	$1
Accrued portion of advance royalties	500	—

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

Liquidity and Management’s Plans

Our current working capital is negative.  Based on our current operating forecast, which takes into consideration the fact that we currently do not generate any revenue, the Company does not expect to be able to fund its current operations and meet its financial obligations for a period of at least 12 months from the issuance of these financials.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  If we are unable to meet our obligations, we would be forced to cease operations and pursue restructuring or liquidation alternatives, including the potential to seek a bankruptcy filing, in which event investors may lose their entire investment in our Company.  Without additional funding, the Company has inadequate cash to continue operations past the third quarter of 2020 and will have to find funding going forward including pursuing asset sales, short term financing options and, if unsuccessful in obtaining sufficient financing, the possibility of seeking bankruptcy protection.  There can be no assurance that the Company will be successful in obtaining the financing required to complete the Mt. Hope Project, or in raising additional financing in the future on terms acceptable to the Company, or at all.

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

The range of strategic alternatives being evaluated include the potential addition of new Mt. Hope Project partners, additional Corporate strategic investors, merger opportunities, and/or the possible sale or privatization of the Company.  The Advisors assisted the Company in successfully restructuring the Convertible and Non-Convertible Promissory Notes issued in a 2014 private placement, extending maturity until December 2022 as well as providing an additional $1.3 million in interim funding.

Additional potential funding sources for the Company include public or private equity offerings, including the sale of other assets wholly-owned by the Company or with EMLLC partner POS-Minerals at the Mt. Hope Project.  However, there is no assurance that the Company will be successful in securing additional funding in the future on terms acceptable to the Company, or at all.  This could result in further cost reductions, contract cancellations, and potential delays which ultimately may jeopardize the development of the Mt. Hope Project.

Beginning in early 2020, there has been an outbreak of coronavirus (COVID-19), initially in China and which has spread to other jurisdictions, including locations where the Company does business. The full extent of the outbreak, related business and travel restrictions and changes to behavior intended to reduce its spread are uncertain as of the date of this quarterly report as this continues to evolve globally. COVID – 19 has had a direct impact on the Company’s financing efforts and potential solutions to its liquidity position.  Currently, the Company believes that it will be able to sustain its corporate and Liberty Project operations only into the fourth quarter 2020.  Management continues to seek financing opportunities notwithstanding the impacts associated with the COVID-19 pandemic, however the Company anticipates that its financing efforts and liquidity may continue to be materially impacted by the coronavirus outbreak.

Currently the Company has no plans or intentions to enter into restructuring or liquidation. The Company has engaged the Advisors to assist in securing interim financing and negotiating with potential stakeholders. While the Advisors would have the capability to assist with a restructuring if needed, we do not intend to engage them (or other parties) for these services at this time.

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

The Company paid at maturity the unpaid principal and all accrued and unpaid interest in the approximate amount of $368,000 to those eligible holders that elected not to participate in the Exchange Offer.  The original principal amount of Old Notes paid at maturity represented approximately 5% of the total outstanding.  The maturity date was December 26, 2019. The Warrants issued in connection with the Old Notes expired by their terms on December 26, 2019.

The Company believes these transactions will assist with very near-term liquidity necessary for the Company to operate into the fourth quarter of 2020.  However, this does not alleviate the substantial doubt about our ability to continue to operate as a going concern.

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

The original Return of Contributions amount due to POS-Minerals is reduced, dollar for dollar, by the amount of capital contributions for equipment payments required from POS-Minerals under approved budgets of the LLC, as discussed further below.  During the period January 1, 2015 to March 31, 2020, this amount has been reduced by $2.4 million, consisting of 20% of an $8.4 million principal payment made on milling equipment in March 2015, a $2.2 million principal payment made on electrical transformers in April 2015, and a $1.2 million principal payment made on milling equipment in April 2016, such that the remaining amount due to POS-Minerals is $33.6 million.  If Nevada Moly does not fund its additional capital contribution in order for the LLC to make the required Return of Contributions to POS-Minerals set forth above, POS-Minerals has an election to either make a secured loan to the LLC to fund the Return of Contributions, or receive an additional interest in the LLC estimated to be 5%.  In the latter case, Nevada Moly’s interest in the LLC is subject to dilution by a percentage equal to the ratio of 1.5 times the amount of the unpaid Return of Contributions over the aggregate amount of deemed capital contributions (as determined under the LLC Agreement) of both parties to the LLC (“Dilution Formula”).  At March 31, 2020, the aggregate amount of deemed capital contributions of both parties was $1,090.8 million.

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

Effective January 1, 2015,  Nevada Moly and POS-Minerals signed an amendment to the LLC Agreement under which a separate $36.0 million owed to Nevada Moly, held by the LLC in a reserve account established in December 2012, is being released for the mutual benefit of both members related to the jointly approved Mt. Hope Project expenses through 2021.  In

January 2015, the reserve account funded a reimbursement of contributions made by the members during the fourth quarter of 2014, inclusive of $0.7 million to POS-Minerals and $2.7 million to Nevada Moly.  The remaining reserve account funds are now being used to pay ongoing jointly approved expenses of the LLC until the Company obtains full financing for its portion of the Mt. Hope Project construction cost, or until the reserve account is exhausted.  Any remaining funds after financing is obtained will be returned to the Company.  The balance of the reserve account was $3.7 million and $3.4 million at March 31, 2020 and December 31, 2019, respectively, increasing as a result of the sale of non-core assets during the first quarter of 2020.

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

Purchase Commitments

We continue to work with our long-lead vendors to manage the timing of contractual payments for milling equipment.  The following table sets forth the LLC’s remaining cash commitments under these equipment contracts (collectively, “Purchase Contracts”) at March 31, 2020 (in millions):

As of
March 31,
Year	2020 *
2020	$—
2021	0.6
Total	$0.6

*All amounts are commitments of the LLC, and as a result of the agreement between Nevada Moly and POS-Minerals are to be funded by the reserve account, now $3.7 million, until such time that the Company obtains financing for its portion of construction costs at the Mt. Hope Project or until the reserve account balance is exhausted, and thereafter are to be funded 80% by Nevada Moly and 20% by POS-Minerals.  POS-Minerals remains obligated to make capital contributions for its 20% portion of equipment payments required by approved budgets of the LLC, and such amounts contributed by the reserve account on behalf of POS-Minerals will reduce, dollar for dollar, the amount of capital contributions that the LLC is required to return to POS-Minerals.

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

Through March 31, 2020, the LLC has made deposits and/or final payments of $88.0 million on equipment orders.  Of these deposits, $71.7 million relate to fully fabricated items, primarily milling equipment, for which the LLC has additional contractual commitments of $0.6 million noted in the table above.  The remaining $16.3 million reflects both partially fabricated milling equipment, and non-refundable deposits on mining equipment.  As discussed in Note 11, the mining equipment agreements remain cancellable with no further liability to the LLC.  The underlying value and recoverability of these deposits and our mining properties in our consolidated balance sheets are dependent on the LLC’s ability to fund development activities that would lead to profitable production and positive cash flow from operations, or proceeds from the sale of these assets. There can be no assurance that the LLC will be successful in generating future profitable operations, selling these assets or that the Company will secure additional funding in the future on terms acceptable to us or at all.  Our consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded assets or liabilities.

All Mt. Hope Project related funding is payable out of the reserve account until exhausted, the balance of which was $3.7 million and $3.4 million at March 31, 2020 and December 31, 2019, respectively.  Corporate general and administrative expenses and costs associated with the maintenance of the Liberty Project are not covered by the Reserve Account.  Additional potential funding sources include public or private equity offerings or sale of other assets owned by the Company and/or the LLC, although all funds received from sale of LLC assets are owed to the Reserve Account until the March 31, 2020 balance of $0.7 million is repaid as discussed below in Note 11.

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

On November 2, 2015, the Company and AMER entered into an amendment to the AMER Investment Agreement, utilizing a three-tranche investment.  The first tranche of the amended AMER Investment Agreement closed on November 24, 2015 for a $4.0 million private placement representing 13.3 million shares, priced at $0.30 per share, and warrants (“the AMER Warrants”) to purchase 80.0 million shares of common stock at $0.50 per share, which will become exercisable upon availability of an approximately $700.0 million senior secured loan (“Bank Loan”). The funds received from the $4.0 million private placement were divided evenly between general corporate purposes and an expense reimbursement account available to both AMER and the Company to cover anticipated Mt. Hope financing costs and other jointly sourced business development opportunities. In addition, AMER and General Moly entered into a Stockholder Agreement allowing AMER to nominate a director to the General Moly Board of Directors and additional directors following the close of Tranche 3, discussed below, and drawdown of the Bank Loan.  The Stockholder Agreement also governs amer’s acquisition and transfer of General Moly shares.  Prior to closing the first tranche the parties agreed to eliminate certain conditions to closing.  Following the closing, AMER nominated Tong Zhang to serve as a director of the Company, and he was appointed by the Board of Directors on December 3, 2015.  Mr. Zhang was nominated by the Board of Directors to stand for election at the 2018 General Meeting of Stockholders and was elected by the stockholders to serve as a Class II director for a three (3) year term expiring in 2021, subject to re-election.  On July 29, 2019, Mr. Zhang resigned from the Board of Directors.  AMER nominated Mr. Siong Tek (“Terry”) Lee, a Chartered Accountant based in Singapore, to serve the remaining term of AMER’s previous director nominee (Tong Zhang) expiring at the Company’s annual meeting in 2021.  AMER may nominate a second director to the Board so long as its shareholding exceeds 20% of the Company’s shares outstanding.

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

On August 1, 2019, the Company received a letter from AMER dated July 30, 2019, purporting to terminate the AMER Investment Agreement, referencing its earlier letter received by the Company on July 18, 2019, in which AMER has alleged uncured material adverse effects and alleged breaches of the AMER Investment Agreement by the Company (which include concerns related to US/China relations, concerns regarding the delay in obtaining environmental permits and solvency concerns).  The Company believed that such assertions were inaccurate and wholly without merit under the terms of the AMER Investment

Agreement.  Additionally, as AMER disputed its obligation to fund the close of Tranche 3, the Company believed that AMER’s attempted termination of the AMER Investment Agreement was ineffective.  With AMER’s failure to fund Tranche 3, the Company had inadequate cash to continue operations and was forced to evaluate its options, including pursuing asset sales, short-term financing options and, if unsuccessful in obtaining sufficient financing, the possibility of seeking bankruptcy protection.

On August 28, 2019, the Company engaged King & Spalding, an international arbitration and litigation firm, to represent the Company in its dispute against AMER for AMER’s default.  The Company formally notified AMER that a dispute, as defined by the AMER Investment Agreement existed between the parties as a result of AMER’s failure to close Tranche 3.  The notification required that one representative of each of the executive management of the parties be designated and authorized to attempt to settle the Dispute and the representatives were to meet in good faith to resolve the Dispute.  If the designated representatives did not resolve the Dispute within 10 business days after delivery of the Notice, the Dispute was subject to resolution by binding arbitration, pursuant to the AMER Investment Agreement in Hong Kong SAR under the rules of the International Chamber of Commerce.

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

On December 9, 2019, the Company and an affiliate of AMER announced the closure of a $4 million private placement at a price of $0.40 per common share of General Moly under a new Securities Purchase Agreement (“SPA”) and amended and restated warrant agreement (“New AMER Warrant”), resolving the Dispute.  Additionally, the parties agreed to a mutual release, terminating the previous AMER Investment Agreement, the prior Warrant, and the Dispute Negotiation Extension Agreement (“Extension Agreement”).  The parties’ previous Stockholder Agreement expired by its terms on November 24, 2019.  In addition to the 10.0 million shares issued by General Moly to AMER in the private placement, AMER also received 1.1 million General Moly common shares priced at $0.27/share, the 30-day volume weighted average price of the Company’s NYSE American-traded shares on December 6, 2019 utilizing the Extension Fee, pursuant to the terms of the Extension Agreement.  Additionally, for every $100 million of sourced Chinese bank lending that Amer has assisted in contributing to a completed $700 million project debt financing, Amer may exercise 12 million warrants issued under the New Amer Warrant at an exercise price of $0.50 per share, up to 80 million warrants.

Supply Agreement

Furthermore, upon closing of a minimum of $100 million from AMER’s efforts toward the completion of a Chinese bank $700 million project financing, AMER has the option to enter into a molybdenum supply agreement with General Moly to purchase Mt. Hope Project sourced molybdenum at a small discount to spot pricing when the Mt. Hope Project achieves full commercial production.  The saleable amount of molybdenum to AMER escalates from an aggregate 3 million pounds per year to 20 million pounds per year over the first five years of mine production based on the level of project financing assisted by AMER towards the $700 million project financing.

Exploring Other Potential Joint Opportunities

The Company and AMER have jointly evaluated other potential opportunities, ranging from outright acquisitions and privatizations, or significant minority interest investments with a focus on base metal and ferro-alloy prospects, where the Company would benefit from management fees, minority equity interests, or the acquisition of both core and non-core assets.  The Company and AMER have considered but not completed any such transactions to date and we are not currently evaluating potential opportunities with AMER.  From commencement of the AMER Investment Agreement in 2015 to March 31, 2020, the Company and AMER spent approximately $2.5 million from the expense reimbursement account described above in connection with such evaluations.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The interim consolidated financial statements (“interim statements”) of the Company are unaudited.  In the opinion of management, all adjustments and disclosures necessary for a fair statement of these interim statements have been included.  All such adjustments are, in the opinion of management, of a normal recurring nature.  The results reported in these interim statements are not necessarily indicative of the results that may be presented for the entire year.  These interim statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission (“SEC”) on May 4, 2020.

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

Accounting Method

Our financial statements are prepared using the accrual basis of accounting in accordance with GAAP.  With the exception of the LLC, all of our subsidiaries are wholly owned.  In February 2008, we entered into the LLC Agreement, which established our ownership interest in the LLC at 80%.  The consolidated financial statements include all of our wholly owned subsidiaries and the LLC.  The POS-Minerals contributions attributable to their 20% interest are shown as Contingently Redeemable Noncontrolling Interest on the Consolidated Balance Sheet.  The net loss attributable to contingently redeemable noncontrolling interest is reflected separately on the Consolidated Statement of Operations and reduces the Contingently Redeemable Noncontrolling Interest on the Consolidated Balance Sheet.  Net losses of the LLC are attributable to the members of the LLC based on their respective ownership percentages in the LLC.  During the three months ended March 31, 2020, the LLC had a $374,000 gain, primarily associated with the sale of non-core assets offset by accretion of its reclamation obligations and care and maintenance costs incurred which do not qualify for capitalization under U.S. GAAP, of which $75,000, was attributed to the Contingently Redeemable Noncontrolling Interest.

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

Asset Impairments

We evaluate the carrying value of long-lived assets to be held and used, using a fair-value based approach when events and circumstances indicate that the related carrying amount of our assets may not be recoverable.  Significant declines in the overall economic environment, molybdenum and copper prices may be considered as impairment indicators for the purposes of these impairment assessments.  Additionally, failure to secure our mining permits, including our water rights, or revocation of our permits, may be considered as impairment indicators for the purposes of these impairment assessments.  In accordance with U.S. GAAP, the carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flows from such asset is less than its carrying value.  In that event, an impairment charge will be recorded in our Consolidated Statement of Operations and Comprehensive Loss based on the difference between book value and the estimated fair value of the asset computed using discounted future cash flows, or the application of an expected fair value technique in the absence of an observable market price.  Future cash flows include estimates of recoverable quantities to be produced from estimated proven and probable mineral reserves, commodity prices (considering current and historical prices, price trends and related factors), production quantities and capital expenditures, all based on life-of-mine plans and projections.  In estimating future cash flows, assets are grouped at the lowest level for which identifiable cash flows exist that are largely independent of cash flows from other asset groups.  Generally, in estimating future cash flows, all assets are grouped at a particular mine for which there are identifiable cash flows.  Management evaluated the circumstances of the July 30, 2019 AMER default and concluded the default was a triggering event in the third quarter of 2019 which continues to exist at March 31, 2020.  We evaluated and determined the carrying value of the asset groups were recoverable as the probability-weighted undiscounted cash flows exceeded the carrying values for each of our asset groups.  While at March 31, 2020, we have not identified any impairment of our long-lived assets, there can be no assurance that there will not be asset impairments if commodity prices experience a sustained decline and/or if there are significant downward adjustments to estimates of recoverable quantities to be produced from proven and probable mineral reserves or production quantities, and/or upward adjustments to estimated operating costs and capital expenditures, all based on life-of-mine plans and projections.  Additionally, should we be unable to secure additional financing follo, we may be required to modify our cash flow projections which could result in a significant reduction in the valuation of our assets thereby causing an impairment to our assets at that time.

Cash and Cash Equivalents and Restricted Cash

We consider all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company’s cash equivalent instruments are classified within Level 1 of the fair value hierarchy established by FASB guidance for Fair Value Measurements because they are valued based on quoted market prices in active markets.

We consider all restricted cash, inclusive of the reserve account discussed above and reclamation surety bonds, to be long-term.

	March 31, 2020	December 31, 2019
	(in thousands)
Cash and cash equivalents	$3,055	$4,614
Restricted cash held at EMLLC	3,684	3,388
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$6,739	$8,002

As of March 31, 2020, the LLC had $0.3 million in cash deposits associated with reclamation bonds, which are accounted for as restricted cash.  Another $0.1 million in cash collateral is associated with surety bonds at the Liberty Project.  These amounts are considered investments and are not included in cash and cash equivalents for purposes of the Statement of Cash Flows.

Basic and Diluted Net Loss Per Share

Net loss per share was computed by dividing the net loss attributable to the Company by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Outstanding awards as of March 31, 2020 and December 31, 2019, respectively, were as follows:

	March 31, 2020	December 31, 2019
Warrants	98,013,256	98,013,256
Unvested Stock Awards	2,621,268	421,268
Stock Appreciation Rights	909,837	909,837

These awards were not included in the computation of diluted loss per share for the three months ended March 31, 2020 and December 31, 2019, respectively, because to do so would have been anti-dilutive.  Therefore, basic loss per share is the same as diluted loss per share.

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

Recently Adopted Accounting Pronouncements

Fair Value Measurement (Topic 820)

In August 2018, the FASB issued Accounting Standards Update 2018-13, Fair Value Measurement (Topic 820).  The update modifies the disclosure requirements on fair value measurements, including amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measures and the narrative description of measurement uncertainty.  The amendments in ASU 2018-13 are effective for public entities for annual reporting periods beginning after December 31, 2019, and for interim periods within that reporting period.  The Company adopted this standard as of January 1, 2020.  The adoption had no effect on our financial statements.

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

To date the preliminary Cu-Ag Target exploration work was undertaken solely by General Moly. The Company has presented the promising findings to its 20% joint venture partner at the Mt. Hope Project, POS-Minerals. Any mining operation to exploit economic mineralization will require the approval of POS-Minerals.

Geological review of historic logs and core was completed by Mine Mappers, LLC of Tucson, Arizona to update the geologic interpretation of the skarn area.  Mine Mappers reviewed the geologic interpretations in conjunction with the IP results and recommended a 10-hole, 9,400 foot drilling confirmation and exploration program.

In September 2018, the Company commenced a 10 hole drill program on the patented claims at the Mt. Hope Project.  The drilling program is focused on copper-silver-zinc mineralized skarns and designed to confirm and extend the target defined by historical drilling as well as test for extensions of zinc mineralization horizons which were historically mined.  The drill program is was completed in late 2018 and the Company concluded that this minzeralization may have economic potential but requires further drilling and analysis and may be best explored in conjunction with or after the molybdenum project is developed.

Liberty Project.  We continue to evaluate opportunities at the Liberty Project as they arise.  The Liberty Project remains largely in care and maintenance at this time.  In July 2014, the Company published an updated NI 43-101 compliant pre-feasibility study, which more closely examined the use of existing infrastructure and the copper potential of the property.

In February 2017, Liberty Moly entered into a lease agreement with WK Mining Ltd. (“WK”) for the lease of water rights for the purpose of mining and milling.  The term of the lease is six years which WK can extend for an additional four years.  As compensation for the leased water rights, WK has issued $124,000 in common shares to Liberty Moly, consisting of $100,000 at signing of the agreement and shares equal to $12,000 in both its first and second annual installments, and is required to pay an annual fee on the anniversary date of the lease in either cash or WK common shares.  The third installment (due February 2020) was paid in cash.

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

Liberty Moly continues to work with the Nevada Division of Environmental Protection (“NDEP”) to address environmental concerns with some Liberty Project facilities acquired with the property.   We have implemented remedial treatment of the Liberty pit lake and developed and implemented procedures to manage process solutions draining from the pre-existing leach pad, as required by NDEP.  We may be required to treat the pit lake again, and/or revise our systems to manage heap leach solution.  At this time we are working with NDEP to  reasonably estimate the scope and costs of addressing these issues.

Other Mining Properties.  We also have mining claims and land purchased prior to 2006 which consist in part of (a) six patented mining claims known as the Chicago-London group, located near the town of Murray in Shoshone County, Idaho and (b) 34 unpatented mining claims in Marion County, Oregon, known as the Detroit property.  The costs associated with these claims and properties are minimal and primarily relate to claim fees and property taxes.  Historically, our efforts at these properties were minimal and consumed no significant financial resources.  The total book value of these properties was approximately $0.1 million and the Company has retained production royalties of 1.5% of all net smelter returns on future production from two undeveloped properties in Skamania County, Washington and Josephine County, Oregon, which were sold in 2012 and 2013, respectively.  The Chicago-London property ((a) above) was sold in January 2020.

Summary. The following is a summary of mining properties, land and water rights at March 31, 2020 and December 31, 2019 (in thousands):

	At	At
	March 31,	December 31,
	2020	2019
Mt. Hope Project:
Development costs	$179,672	$179,356
Mineral, land and water rights	23,396	23,423
Advance royalties	33,488	32,988
Total Mt. Hope Project	236,556	235,767
Total Liberty Project	8,289	8,370
Other Properties	0	0
Total	$244,845	$244,137

Development costs of $179.7 million as of March 31, 2020 include hydrology and drilling costs, expenditures to further the permitting process, capitalized salaries, project engineering costs, and other expenditures required to fully develop the Mt. Hope Project.  Deposits on project property, plant and equipment of $88.0 million as of March 31, 2020 represent ongoing progress payments on equipment orders for the custom-built grinding and milling equipment, related electric mill drives, and other processing equipment that require the longest lead times.

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

The following table shows asset retirement obligations for future mine closure and reclamation costs in connection with the Mt. Hope Project and within the boundaries of the Plan of Operations (“PoO”):

(in thousands)
At January 1, 2019	$1,633
Accretion Expense	108
Adjustments*	62
At December 31, 2019	$1,803
Accretion Expense	27
Adjustments*	—
At March 31, 2020	$1,830

*Includes additions, annual changes to the escalation rate, the market-risk premium rate, or reclamation time periods.

The estimated future reclamation costs for the Mt. Hope Project have been discounted using a rate of 8%,  which is the rate that existed at the time the liability was originally measured.  The total inflated and undiscounted estimated reclamation costs associated with current disturbance under the PoO at the Mt. Hope Project were $5.8 million at March 31, 2020, inclusive of $2.6 million for mitigation of sage grouse habitat that would be affected by development of the Mt. Hope Project.  Increases in ARO liabilities resulting from the passage of time are recognized as accretion expense.

As of March 31, 2020, the LLC had provided the appropriate regulatory authorities with $2.8 million in reclamation financial guarantees through the posting of surety bonds for reclamation of the Mt. Hope Project as approved in the ROD.  As of March 31, 2020, we had $0.3 million in cash deposits associated with these bonds which are specific to the PoO disturbance and recorded in Restricted cash and investments held for reclamation bonds and are unrelated to the inflated and undiscounted liability referenced above.  The LLC posted an additional $0.3 million as a cash bond with the BLM in April 2019 as a result of a required three-year update to the reclamation bond calculation.

The LLC has a smaller liability at the Mt. Hope Project for disturbance associated with exploration drilling which occurred outside the PoO boundaries.  The LLC has not discounted this reclamation liability as the total amount is approximately $0.2 million.

Total restricted cash for surety bond collateral requirements and other long-term reclamation obligations at the Mt. Hope Project equal $0.6 million.  Another $0.1 million in cash collateral is associated with surety bonds at the Liberty Project.

The Company’s Liberty Project is currently in the exploration stage. As the Company is not currently performing any exploration activity at the Liberty Project, the reclamation liability incurred for historical disturbance from previous operations and more recent exploration conducted by the Company of approximately $0.1 million has not been discounted as shown in the table below.

	Mt. Hope Project
	outside PoO
	boundary	Liberty
	(in thousands)
At January 1, 2019	$15	$121
Adjustments *	2	13
At December 31, 2019	$17	$134
Adjustments *	—	20
At March 31, 2020	$17	$154

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

The Convertible Notes bore interest at a rate of 10.0% per annum, payable in cash quarterly in arrears on each March 31, June 30, September 30, and December 31. The Convertible Notes mature on December 26, 2019 unless earlier redeemed, repurchased or converted.  Ninety-five percent of the outstanding maturity balance was converted on December 26, 2019, as described below.  The Convertible Notes were redeemable by the Company for cash, either in whole or in part, at any time, in exchange for the sum of (i) a cash payment equal to the unpaid principal plus all accrued but unpaid interest through the date of redemption and (ii) the present value of the remaining scheduled interest payments discounted to the maturity date at the annual percentage yield on U.S. Treasury securities with maturity similar to the notes plus 25 basis points (the “Optional Redemption”). The Convertible Notes were mandatorily redeemable at par plus the present value of remaining coupons upon (i) the availability of cash from a financing for Mt. Hope and (ii) any other debt financing by the Company. In addition, 50% of any proceeds from the sale of assets cumulatively exceeding $250,000 were to be used to prepay the Convertible Notes at par plus the present value of remaining coupons (the “Mandatory Redemption”).

The Convertible Notes were convertible at any time in an amount equal to 80% of the greater of (i) the average VWAP for the 30 Business Day period ending on the Business Day prior to the date of the conversion, or (ii) the average VWAP for the 30 Business Day period ending on the original issuance date of the note.  Each Convertible Note could convert into a maximum of 100 shares per note, resulting in the issuance of 8,535,000 shares, or 9.3% of shares outstanding as of December 31, 2014 (the “Conversion Option”). General Moly’s executive management team and board of directors who participated in the offering were restricted from converting at a price less than $0.32, the most recent closing price at the time that the Notes were issued.

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

During the year ended December 31, 2015, certain holders of the Convertible Notes, including both directors and named executive officers of the Company, elected to convert notes totaling $2.6 million, reducing the principal balance of the Convertible Notes to $5.9 million. Upon conversion, the Convertible Notes holders received 2,625,000 shares of common stock, at conversion prices ranging from $0.3462 to $0.5485, and were issued non-convertible Senior Promissory Notes (“Promissory Notes”) of $1.3 million, pursuant to the terms of the share maximum provision of the Conversion Option.  The Promissory Notes had identical terms to the Convertible Notes, with the exception that the holder no longer had a Conversion Option. Accordingly, the Promissory Notes bore interest equal to 10.0% per annum, payable in cash quarterly in arrears on each March 31, June 30, September 30, and December 31 and mature on December 26, 2019.  The conversions resulted in a $0.2 million annual reduction in interest payments made by the Company in the servicing of the Notes.

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

As of March 31, 2020 and December 31, 2019, the carrying value of the Exchange Notes, absent the embedded derivative, was $6.3 and $6.2 million, respectively, inclusive of an unamortized debt discount of $1.0 and $1.1 million.  The fair value of the Exchange Notes was $5.8 and $6.2 million at March 31, 2020 and December 31, 2019.  As of March 31, 2020 and December 31, 2019, the carrying value of the Supplemental Notes, absent the embedded derivative, was $1.2 and $1.2 million inclusive of an unamortized debt discount of $0.2 and $0.2 million, respectively.  The fair value of the Supplemental Notes was $1.1 and $1.2 million at March 31, 2020 and December 31, 2019.

The changes in the estimated fair value of the embedded derivatives during the year ended December 31, 2019 resulted in a loss of $14,150.  The embedded derivatives in the Exchange Notes and the Supplemental Notes had a fair value of $1.0 million and $0.2 million, respectively, at March 31, 2020.  The embedded derivatives in the Exchange Notes and the Supplemental Notes had a fair value of $0.6 million and $0.1 million, respectively, at December 31, 2019.  Gain or loss on embedded derivatives is recognized as Interest Expense in the Statement of Operations.

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

The following tables set forth the inputs to the models that were used to value the embedded derivatives:

	March 31, 2020	December 31, 2019
Stock Price	0.16	$0.24
Exercise Price	0.50	0.50
Expected Term	7.8 years	7.8 years
Stock Volatility	40.0%	40.0%
Risk-Free Interest Rate	0.6%	1.8%

Type of Event	Expected Date	Probability of Event
Mandatory Redemption	October 17, 2019	10%
Conversion Option	March 31, 2019	0%
Note Reaches Maturity	December 31, 2019	90%

The following assumptions were utilized to measure the fair value of the Exchange Notes, the Supplemental Notes, and the embedded derivatives at March 31, 2020 and December 31, 2019: (i) estimated market yield; and (ii) estimated probabilities of mandatory redemption.

NOTE 6 — COMMON STOCK UNITS, COMMON STOCK AND COMMON STOCK WARRANTS

During the three months ended March 31, 2020, we issued 369,000 shares of common stock pursuant to stock awards under the 2006 Equity Incentive Plan.

During the year ended December 31, 2019, 1,544,926 shares of common stock were issued pursuant to stock awards under the 2006 Equity Incentive Plan.

We currently have 98,013,256 warrants outstanding at an exercise price between $0.35 and $5.00 per share.

On May 5, 2020, the Company filed a prospectus supplement in both Canada and the United States to its U.S. base shelf prospectus and U.S. registration statement on Form S-3 which enabled the Company, at its discretion from time to time, to sell up to $20 million worth of common shares by way of an at-the-market offering.  The S-3 has not been declared effective by the SEC as of May 9, 2020.

On March 12, 2020, the Company was advised by the NYSE American that the price deficiency had not been cured by the end of the six-month period, but that the NYSE American has granted the Company additional time until its 2020 Annual Meeting of Stockholders to implement a reverse stock split.  The Company plans to seek shareholder approval of a reverse stock split proposal at its 2020 Annual Meeting of Stockholders.  In the interim, the Company’s common stock remains listed on the NYSE American, under the trading symbol “GMO”, subject to the Company’s compliance with other continued listing requirements and subject to the trading price remaining above a required $0.06 minimum per share.  The NYSE American has added the designation of “.BC” to indicate that the Company is below compliance with the listing standards set forth in the Company Guide.

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

On December 9, 2019, the Company and an affiliate of AMER announced the closure of a $4 million private placement at a price of $0.40 per common share of General Moly under a new Securities Purchase Agreement (“SPA”) and amended and restated warrant agreement for the purchase of up to 80 million shares of common stock at $0.50 per share (“New AMER Warrant”), resolving the Dispute.  Additionally, the parties agreed to a mutual release, terminating the previous AMER Investment Agreement, the prior Warrant, and the Dispute Negotiation Extension Agreement (“Extension Agreement”).  These warrants are not indexed to the Company’s own stock.  Therefore, these warrants are classified as a liability and subsequently measured at fair value with changes in fair value recorded as other income/expense in the Statements of Operations.   The Company uses a Monte Carlo Simulation to determine the fair value of the warrants at the end of each reporting period based on the number of warrants expected to vest.  At March 31, 2020 and December 31, 2019, the warrants had a fair value of $0.4 million and $1.1 million, respectively, resulting in a non-cash gain of $0.7 million recorded as other income in the Statement of Operations.  The following inputs to the model were used at March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Stock Price	0.16	$0.24
Exercise Price	0.50	0.50
Expected Term	7.8 years	7.8 years
Stock Volatility	40.0%	40.0%
Risk-Free Interest Rate	0.6%	1.8%

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

Of the warrants outstanding at March 31, 2020, 8.6 million are exercisable at $0.35 per share at any time from December 27, 2019 through their expiration on December 26, 2022, 1.0 million are exercisable at $5.00 per share once General Moly has received financing necessary for the commencement of commercial production at the Mt. Hope Project and will expire one year thereafter, and the 80.0 million shares of the AMER Warrant will become exercisable in increments of 12 million shares for each $100 million in Bank Loan financing AMER assists in arranging.

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

NOTE 7 — REDEEMABLE PREFERRED STOCK

Pursuant to our Certificate of Incorporation we are authorized to issue 10,000,000 shares of $0.001 per share par value preferred stock, of which 55,000 shares are designated as Series A Preferred Stock Shares and 5,000 are designated as Series B Preferred Stock Shares as of March 31, 2020.  The authorized but unissued shares of preferred stock may be issued in designated series from time to time by one or more resolutions adopted by the Board.  The Board has the authority to determine the preferences, limitations and relative rights of each series of preferred stock.

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

Of the 14,000 shares issued during the year ended December 31, 2019, 5,000 shares were issued to MHMI.  On May 29, 2019, MHMI assigned their interest in 4,500 of the shares to various investors in their entity.  MHMI retained 500 shares.  In addition to the Series A Convertible Preferred Shares terms described in Note 1 above, MHMI and their investors had a one-time right to require the Company to redeem all or a portion of the Series A Convertible Preferred Shares upon the receipt of a minimum of $5,000,000 from the close of Tranche 3 of the amended AMER Investment Agreement.  MHMI and their investors converted all of their preferred shares to 1,851,844 common shares during the fourth quarter of 2019.

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

NOTE 8 — EQUITY INCENTIVES

In 2006, the Board and shareholders of the Company approved the 2006 Equity Incentive Plan (“2006 Plan”), and in May 2010, our shareholders approved an amendment and restatement of the 2006 Plan increasing the number of shares that may be issued under the plan by 4,500,000 shares to 9,600,000 shares and extend the expiration date of the 2006 Plan to May 2020, as well as making other technical changes related to tax law and accounting rule changes, and to make administrative clarifying changes.  In June 2016, our shareholders approved an additional amendment to the 2006 Plan increasing the number of shares that may be issued under the plan by 5,000,000 shares to 14,600,000 shares.  In June 2019, our shareholders approved an amendment and restatement of the 2006 Plan increasing the number of shares that may be issued under the plan by 6,500,000 shares to 21,100,000 shares.  The 2006 Plan authorizes the Board, or a committee of the Board, to issue or transfer up to an aggregate of 21,100,000 shares of common stock, of which 7,855,920 remain available for issuance as of March 31, 2020.  Awards under the 2006 Plan may include incentive stock options, non-statutory stock options, restricted stock units, restricted stock awards, and stock appreciation rights (“SARs”).  At the option of the Board, SARs may be settled with cash, shares, or a combination of cash and shares.  The Company settles the exercise of other stock-based compensation with newly issued common shares.

Stock-based compensation cost is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes option pricing model and is recognized as compensation ratably on a straight-line basis over the requisite vesting/service period.  As of March 31, 2020, there was $0.4 million of total unrecognized compensation cost related to share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.4 years.

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

At March 31, 2020, the outstanding and exercisable (fully vested) SARs had an aggregate intrinsic value of nil and had a weighted-average remaining contractual term of 1.1  years.  No SARs were exercised during the three months ended March 31, 2020.

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

The compensation expense recognized by the Company for Stock Awards is based on the closing market price of the Company’s common stock on the date of grant.  For the three months ended March 31, 2020, the weighted-average grant date fair value for Stock Awards was $0.24.  The total fair value of stock awards vested during the three months ended March 31, 2020 is $0.1 million.

Summary of Equity Incentive Awards

The following table summarizes activity under the Plans during the three months ended March 31, 2020:

	SARs		Stock Awards
	Weighted	Number	Weighted
	Average	of Shares	Average
	Strike	Under	Grant	Number of
	Price	Option	Price	Shares
Balance at January 1, 2019	$3.19	938,667	$1.18	2,401,268
Awards Granted	—	—	0.24	135,000
Awards Exercised or Earned	—	—	0.38	(2,115,000)
Awards Forfeited	—	—	—	—
Awards Expired	2.56	(28,830)	—	—
Balance at December 31, 2019	$3.21	909,837	$4.90	421,268

Exercisable at December 31, 2019	$1.69	27,693

	SARs		Stock Awards
	Weighted	Number	Weighted
	Average	of Shares	Average
	Strike	Under	Grant	Number of
	Price	Option	Price	Shares
Balance at January 1, 2020	$3.21	909,837	$4.90	421,268
Awards Granted	—	—	0.24	2,569,000
Awards Exercised or Earned	—	—	0.38	(369,000)
Awards Forfeited	—	—	—	—
Awards Expired	—	—	—	—
Balance at March 31, 2020	$3.21	909,837	$0.99	2,621,268

Exercisable at March 31, 2020	$1.69	27,693

A summary of the status of the non-vested awards as of March 31, 2020 and changes during the three months there ended is presented below:

	SARs		Stock Awards
	Weighted	Number	Weighted
	Average	of Shares	Average
	Fair	Under	Fair	Number of
	Value	Option	Value	Shares
Balance at January 1, 2019	$3.25	892,896	$1.44	1,735,553
Awards Granted	—	—	0.39	2,145,000
Awards Vested or Earned	—	—	0.30	(1,435,000)
Awards Forfeited	1.15	(10,752)	1.46	(44,285)
Balance at March 31, 2019	$3.26	882,144	$1.18	2,401,268

	Weighted	Number	Weighted
	Average	of Shares	Average
	Fair	Under	Fair	Number of
	Value	Option	Value	Shares
Balance at January 1, 2020	$3.26	882,144	$1.18	2,401,268
Awards Granted	—	—	0.24	135,000
Awards Vested or Earned	—	—	0.38	(2,115,000)
Awards Forfeited	—	—	—	—
Balance at March 31, 2020	$3.26	882,144	$4.90	421,268
Balance at December 31, 2020

NOTE 9 — CHANGES IN CONTINGENTLY REDEEMABLE NONCONTROLLING INTEREST AND EQUITY

	Activity for
	Three Months Ended
	March 31,	March 31,
Changes CRNCI (Dollars in thousands)	2020	2019
Total CRNCI December 31, 2019 and 2018, respectively	$172,239	$172,261
Net Loss Attributable to CRNCI	75	(36)
Total CRNCI March 31, 2020 and 2019, respectively	$172,314	$172,225

	Activity for
	Three Months Ended
	March 31,	March 31,
Changes Redeemable Preferred Stock (Dollars in thousands)	2020	2019
Total Redeemable Preferred Stock December 31, 2019 and 2018, respectively	$1,300	$—
Redeemable Preferred Stock Issued	—	300
Preferred Stock Redeemed	—	—
Total Redeemable Preferred Stock March 31, 2020 and 2019, respectively	$1,300	$300

NOTE 10 — INCOME TAXES

At March 31, 2020 and December 31, 2019, we had deferred tax assets principally arising from the net operating loss carry-forwards for income tax purposes multiplied by an expected rate of 21%. As management of the Company cannot determine that it is more likely than not that we will realize the benefit of the deferred tax assets, a valuation allowance equal to the net deferred tax asset has been established at March 31, 2020 and December 31, 2019.

We establish a valuation allowance against the deferred tax assets if, based on available information, it is more likely than not that all of the assets will not be realized. The valuation allowance of $35,429 and $35,429 at March 31, 2020 and December 31, 2019, respectively, relates mainly to net operating loss carryforwards where the utilization of such attributes is not more likely than not. The Company continually assesses both positive and negative evidence to determine whether it is more likely than not that deferred tax assets can be realized prior to their expiration.

As of March 31, 2020 and December 31, 2019, the Company had federal net operating losses of $281.3 and $280 million. $261 million of the losses were generated before 2018 and expire in varying amounts in 2021-2037. Losses generated after 2017 of $19 million have an indefinite carryover period.

As of March 31, 2020 and 2019, the Company had no unrecognized tax benefits.  There was no change in the amount of unrecognized tax benefits as a result of tax positions taken during the year or in prior periods or due to settlements with taxing authorities or lapses of applicable statues of limitations.

On March 27, 2020, President Trump signed into U.S. federal law the CARES Act, which is aimed at providing emergency assistance and health care for individuals, families, and businesses affected by the COVID-19 pandemic and generally supporting the U.S. economy. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit  (“AMT”) refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. In particular, the CARES Act, (i) eliminates the 80% of taxable income limitation by allowing corporate entities to fully utilize NOLs to offset taxable income in 2018, 2019 or 2020, (ii) increases the net interest expense deduction limit to 50% of adjusted taxable income from 30% for tax years beginning January 1, 2019 and 2020 and (iv) allows taxpayers with AMT credits to claim a refund in 2020 for the entire amount of the credit instead of recovering the credit through refunds over a period of years, as originally enacted by the Tax Cuts and Jobs Act in 2017.  The Company is in the process of analyzing the different aspects of the CARES Act to quantify the impact of these provisions on the Company’s income taxes.

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

The Mt. Hope Lease requires a royalty advance (“Construction Royalty Advance”) of 3% of certain construction capital costs, as defined in the Mt. Hope Lease.  The LLC is obligated to pay a portion of the Construction Royalty Advance each time capital is raised for the Mt. Hope Project based on 3% of the expected capital to be used for those certain construction capital costs defined in the Mt. Hope Lease.  Through March 31, 2020, we have paid $26.1 million of the total royalty advance.  Based on our Mt. Hope Project capital budget we estimate that a final reconciliation payment on the Capital Construction Cost Estimate (the “Estimate”) will be due following the commencement of commercial production, after as-built costs are definitively determined.  The Company estimates, based on the revised capital estimate discussed above and the current timeline for the commencement of commercial production, that an additional $5.4 million will be due approximately 24 months after the commencement of construction.  This amount has been accrued for all periods presented as accrued advance royalties.  The capital estimates may be subject to escalation in the event the Company experiences continued delays in achieving full financing for the Mt. Hope Project.

The LLC is also obligated to make a minimum annual advance royalty payment (“Annual Advance Royalty”) of $0.5 million each October 19 for any year wherein commercial production has not been achieved or the MHMI Production Royalty (as hereinafter defined) is less than $0.5 million.  As commercial production is not anticipated to commence before early-2022, the Company has accrued $2.0 million in Annual Advance Royalty payments which will be due in four $0.5 million installments in October 2020, 2021, 2022, and 2023 respectively.  The Estimate and the Annual Advance Royalty are collectively referred to as the “Advance Royalties.”  All Advance Royalties are credited against the MHMI Production Royalties once the mine has achieved commercial production.  After the mine begins production, the LLC estimates that the MHMI Production Royalties will be in excess of the Annual Advance Royalties for the life of the Mt. Hope Project.  Until the advance royalties are fully credited, the LLC will pay one half of the calculated Production Royalty annually.  Assuming a $12 molybdenum price, the Annual Advance Royalties will be consumed within the first five years of commercial production.

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

•	For all other non-molybdenum minerals, the production royalty shall be equal to 4.0% of net returns.

If commercial production of non-molybdenum minerals commences before commercial production of molybdenum, the Lease Amendment provides that the LLC’s obligation to pay the annual advance royalty under the Mt. Hope Lease will continue until the LLC has paid MHMI an aggregate of $3 million in non-moly production royalties in a three-year period.  After this threshold is met, then payment of the advance royalty may be deferred in whole or in part if the non-moly production royalty exceeds specified levels.  After non-moly production royalties have exceeded $10,000,000, future payments may be credited against future production royalties under certain circumstances.

Additionally, Exxon Corporation will receive a perpetual 1% royalty interest in and to all ores, metals, minerals and metallic substances mineable or recoverable from the Mt. Hope Project in kind at the mine or may elect to receive cash payment equal to 1% of the total amount of gross payments received from the purchaser of ores mined/removed/sold from property net of certain deductions.

The Liberty Project

Liberty Moly continues to work with the Nevada Division of Environmental Protection (“NDEP”) to address environmental concerns with some Liberty Project facilities acquired with the property.   We have implemented remedial treatment of the Liberty pit lake and developed and implemented procedures to manage process solutions draining from the pre-existing leach pad, as required by NDEP.  We may be required to treat the pit lake again, and/or revise our systems to manage heap leach solution.  At this time we are working with NDEP to  reasonably estimate the scope and costs of addressing these issues..

Deposits on project property, plant and equipment

As discussed in Note 1, the LLC has active orders with varying stages of fabrication on milling process equipment comprised of two 230kV primary transformers and substation, a primary crusher, a semi-autogenous mill, two ball mills, and various motors for the mills with remaining cash commitments of $0.6 million due on these orders.

Equipment and Supply Procurement

Through March 31, 2020, the LLC has made deposits and/or final payments of $88.0 million on equipment orders and has spent approximately $208.9 million for the development of the Mt. Hope Project, for a total Mt. Hope Project inception-to-date spend of $298.9 million.

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

The LLC has contributed $0.1 million into the Trust as of March 31, 2020.  The remaining contributions to the Trust may be funded by the LLC over several years based on the achievement of certain milestones, which are considered probable, and as such $5.5 million has been accrued in the Company’s financial statements and is included in mining properties, land, and water rights.

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

Reclamation Considerations

Environmental regulations related to reclamation require that the cost for a third party contractor to perform reclamation activities on the minesite be estimated.  In October 2015, we submitted a request to the BLM to reduce our reclamation liability to current surface disturbance.  Simultaneously, we submitted an application to NDEP-BMRR to modify the Reclamation Permit to reflect this reduced reclamation liability. On October 26, 2015, NDEP-BMRR approved the proposed permit modification, including the reduced reclamation liability amount.   On December 21, 2015, BLM approved the updated reclamation liability estimate, reducing of the reclamation liability to approximately $2.8 million.  In early 2019, the Company submitted, and BLM approved a required 3-year update to the reclamation liability estimate, resulting in an increased liability of approximately $3.1 million.  We worked with the LLC’s reclamation surety underwriters to satisfy the $2.8 million financial guarantee requirements under the approved amended PoO for the Mt. Hope Project and funded the $0.3 million increase in cash directly with the BLM in April 2019.  As of March 31, 2020, the surety bond program was funded with a cash collateral payment of $0.3 million.

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

In exchange for General Moly advancing the $1,000,000 initial settlement funding, the LLC members have agreed to repay the $1 million advance from the proceeds of ongoing sales of non-critical LLC assets and lands.  On September 27, 2019, the Company and POS-Minerals entered into a further Consent Agreement for a reimbursement schedule concerning the approximately $700,000 owed to the Company by the LLC in return for the Company’s advance of funding to settle protests related to the water right applications for the Mt. Hope Project.  Under the September Consent Agreement, $200,000 was reimbursed from the Reserve Account to the Company on September 30, 2019 and an additional $200,000 was reimbursed in early November.  The remaining approximately $300,000 was reimbursed in March 2020 upon the sale by the LLC of more than $400,000 in non-critical Mt. Hope Project related equipment.  The Company and POS-Minerals agreed in the Consent Agreement that all funds received from the future sale of other assets owned by the LLC are owed to the Reserve Account until the March 31, 2020 balance of $0.7 million is repaid.

Environmental Considerations

Our former mineral property holdings in Shoshone County, Idaho included lands contained in mining districts that have been designated as a “Superfund Site” pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act.  This “Superfund Site” was established to investigate and remediate primarily the Bunker Hill properties of Smelterville, Idaho, a small portion of Shoshone County where a large smelter was located.  However, because of the extent of environmental impact caused by the historical mining in the mining district, the Superfund Site covers the majority of Shoshone County including our former Chicago-London and Little Pine Creek properties as well as many small towns located in Northern Idaho.  We have conducted a property environmental investigation of these properties, which revealed no evidence of material adverse environmental effects at either property.  We are unaware of any pending action or proceeding relating to any regulatory matters that would affect our financial position due to these inactive mining claims in Shoshone County.  Our Chicago-London property was sold in January 2020 and Little Pine Creek in 2019.

NOTE 12 — SUBSEQUENT EVENTS

On April 24, 2020, General Moly, Inc. (the “Company”) received funding under a Paycheck Protection Program (“PPP”) loan (the “PPP Loan”) from U.S. Bank, National Association (the “Lender”). The principal amount of the PPP Loan is $365,034. The PPP was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration (the “SBA”). The Company applied for the PPP Loan primarily because its potential to access other sources of capital has been greatly reduced by the ongoing COVID-19 pandemic.

The PPP Loan has a two-year term, maturing on April 23, 2022. The interest rate on the PPP Loan is 1.0% per annum. Principal and interest are payable in 18 monthly installments, beginning on November 23, 2020, until maturity with respect to any portion of the PPP Loan which is not forgiven as described below. The Company did not provide any collateral or guarantees for the PPP Loan, nor did the Company pay any facility charge to obtain the PPP Loan. The PPP Loan provides for customary events of default, including, among others, those relating to failure to make payment, bankruptcy, breaches of representations and material adverse effects. The Company is permitted to prepay or partially prepay the PPP Loan at any time with no prepayment penalties.

The PPP Loan may be partially or fully forgiven if the Company complies with the provisions of the CARES Act, including the use of PPP Loan proceeds for payroll costs, rent, utilities and other expenses, provided that such amounts are incurred during the eight-week period that commenced on April 24, 2020 and at least 75% of any forgiven amount has been used for covered payroll costs as defined by the CARES Act. Any forgiveness of the PPP Loan will be subject to approval by the SBA and the Lender and will require the Company to apply for such treatment in the future.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References made in this Quarterly Report on Form 10-Q to “we,” “our,” “us,” or the “Company,” refer to General Moly, Inc.

The following discussion and analysis of our financial condition and results of operations constitutes management’s review of the factors that affected our financial and operating performance for the three months ended March 31, 2020, and 2019.  This discussion should be read in conjunction with the consolidated financial statements and notes thereto contained elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed on May 5, 2020.

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

The Reserve Account

Effective January 1, 2015, Nevada Moly and POS-Minerals signed an amendment to the LLC Agreement under which a separate $36.0 million belonging to Nevada Moly, held by the LLC in a reserve account established in December 2012, is being released for the mutual benefit of both members related to annual jointly approved Mt. Hope Project expenses into 2021.  In January 2015, the reserve account funded a reimbursement of contributions made by the members during the fourth quarter of 2014, inclusive of $0.7 million to POS-Minerals and $2.7 million to Nevada Moly.  The remaining reserve account funds are now being used to pay ongoing jointly approved expenses of the LLC until the Company obtains full financing for its portion of the Mt. Hope Project construction cost, or until the reserve account is exhausted.  Any remaining funds after financing is obtained will be returned to the Company.  The balance of the reserve account was $3.7 million and $3.4 million at March 31, 2020 and December 31, 2019, respectively.

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

The LLC will make additional contributions of $750,000 each after the commencement of molybdenum production at the Mt. Hope Project and on the one year anniversary of production, for a total contribution obligation to the Sustainability Trust of $5.6 million, an increase of $1.6 million related to the terms of the Settlement. The amount has been accrued under mining properties, land, and water rights in the Company’s financial statements in addition to the previously accrued $4.0 million resulting in a total accrual of $5.6 million.  The LLC has contributed $0.1 million into the Trust as of March 31, 2020.

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

Capital & Operating Cost Estimates

Presently, the development of the Mt. Hope Project has a Project Capital Estimate of $1,312 million, which includes development costs of approximately $1,245 million and $67 million in cash financial guaranty/bonding requirements, advance royalty payments, and power pre-payment estimates.  These capital costs were updated in the third quarter of 2012, and were then escalated by approximately 3% in the third quarter of 2013, for those items not yet procured or committed to by contract.  The Mt. Hope Project has not materially changed in scope and remains currently designed at approximately 65% engineering completion, with solid scope definition.  The pricing associated with this estimate remains subject to escalation associated with equipment, construction labor and commodity price increases, and project delays, which will continue to be reviewed periodically.  The Project Capital Estimate does not include financing costs or amounts necessary to fund operating working capital and potential capital overruns, is subject to additional holding costs as financing activities for construction of the Mt. Hope Project are delayed, and may be subject to other escalation and de-escalation as contracts and purchase arrangements are finalized at then current pricing.  From October 2007 through the quarter ended December 31, 2020, the LLC spent approximately $298.9 million of the estimated $1,312 million on development of the Mt. Hope Project.

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

Equipment and Supply Procurement

Through March 31, 2020, the LLC has made deposits and/or final payments of $88.0 million on equipment orders.

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

On December 9, 2019, the Company and an affiliate of Amer announced the closure of a $4.0 million private placement at a price of $0.40 per common share of General Moly common stock under a new Securities Purchase Agreement (“SPA”) and amended and restated warrant agreement (“New Amer Warrant”), resolving the Dispute.  Additionally, the parties agreed to a mutual release, terminating the previous Amer Investment Agreement, the prior Warrant, and the Dispute Negotiation Extension Agreement (“Extension Agreement”).  The parties’ previous Stockholder Agreement expired by its terms on November 24, 2019.  In addition to the 10.0 million shares issued by General Moly to AMER in the private placement, AMER also received 1.1 million General Moly common shares priced at $0.27/share, the 30-day volume weighted average price of the Company’s shares on December 6, 2019 utilizing the previously $300,000 extension fee, pursuant to the terms of the Extension Agreement.  Additionally, for every $100 million of sourced Chinese bank lending that Amer has assisted in contributing to a completed $700 million project debt financing, Amer may exercise 12 million warrants issued under the New Amer Warrant at an exercise price of $0.50 per share, up to 80 million warrants.

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

Supply Agreement

Furthermore, upon closing of a minimum of $100 million from Amer’s efforts toward the completion of a Chinese bank $700 million project financing, Amer has the option to enter into a molybdenum supply agreement with General Moly to purchase Mt. Hope Project sourced molybdenum at a small discount to spot pricing when the Mt. Hope Project achieves full commercial production.  The saleable amount of molybdenum to Amer escalates from an aggregate 3 million pounds per year to 20 million pounds per year over the first five years of mine production based on the level of project financing assisted by Amer towards the $700 million project financing.

Exploring Other Potential Joint Opportunities

The Company and AMER have jointly evaluated other potential opportunities, ranging from outright acquisitions and privatizations, or significant minority interest investments with a focus on base metal and ferro-alloy prospects, where the Company would benefit from management fees, minority equity interests, or the acquisition of both core and non-core assets.  The Company and AMER have considered but not completed any such transactions to date and we are not currently evaluating potential opportunities with AMER.  From commencement of the AMER Investment Agreement in 2015 to March 31, 2020, the Company and AMER spent approximately $2.5 million from the expense reimbursement account described above in connection with such evaluations.

COVID-19

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

On April 24, 2020, General Moly, Inc. (the “Company”) received funding under a Paycheck Protection Program (“PPP”) loan (the “PPP Loan”) from U.S. Bank, National Association (the “Lender”). The principal amount of the PPP Loan is $365,034. The PPP was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration (the “SBA”). The Company applied for the PPP Loan primarily because its potential to access other sources of capital has been greatly reduced by the ongoing COVID-19 pandemic.

The PPP Loan has a two-year term, maturing on April 23, 2022. The interest rate on the PPP Loan is 1.0% per annum. Principal and interest are payable in 18 monthly installments, beginning on November 23, 2020, until maturity with respect to any portion of the PPP Loan which is not forgiven as described below. The Company did not provide any collateral or guarantees for the PPP Loan, nor did the Company pay any facility charge to obtain the PPP Loan. The PPP Loan provides for customary events of default, including, among others, those relating to failure to make payment, bankruptcy, breaches of representations and material adverse effects. The Company is permitted to prepay or partially prepay the PPP Loan at any time with no prepayment penalties.

The PPP Loan may be partially or fully forgiven if the Company complies with the provisions of the CARES Act, including the use of PPP Loan proceeds for payroll costs, rent, utilities and other expenses, provided that such amounts are incurred during the eight-week period that commenced on April 24, 2020 and at least 75% of any forgiven amount has been used for covered payroll costs as defined by the CARES Act. Any forgiveness of the PPP Loan will be subject to approval by the SBA and the Lender and will require the Company to apply for such treatment in the future.

Molybdenum Market Update

The moly oxide daily global spot price per pound is currently at $9.10/lb compared with $9.20 at yearend 2019 and $11.88 at yearend 2018, according to Platts. The moly price ranged from a low of $7.80/lb to a high of $10.90/lb during 1Q 2020.

Beginning in 2020 through mid-February, moly prices were resilient and rose to nearly $11/lb, outperforming the vast majority of metal and energy commodities. Later in February 2020, moly prices again pulled back to the $9-range and below $9 in mid-March upon the global economic slowdown. Moly recovered to just above $9 at the end of April.

While moly price has declined recently from softened demand due to the global economic impact caused by the COVID-19 pandemic and the breakdown in the oil and gas industry impacting moly-strengthened steel consumption, the global supply of moly in 2020 is anticipated to also be constrained with several major producers having announced lower production guidance for 2020. The CPM Group (“CPM”) estimates global moly supply at approximately 600 million pounds annually with China as the largest moly producer accounting for approximately 42% of annual production. China is also the world’s largest consumer of moly, according to CPM.

Production has been suspended since March 2020 at Yichun Luming Mining in China, due to a leak from a tailings dam, according to Reuters’ reports. Yichun Luming is estimated to produce 33 million pounds of moly annually, according to a MiningWeekly.com article. Based on this production estimate, CPM calculates that a six-month suspension of production would impact China’s full year moly production by 6-7%. At the time of this news release, CPM stated there was not sufficient clarity of the first quarter moly production in China with conflicting data reported.

On April 24, 2020, the largest moly producer in the United States, Freeport-McMoran Inc. announced an estimated 9% reduction in full year moly production to 80 million pounds from its previous estimates due to the global economic slowdown. This guidance included a 50% reduction at the Climax primary moly mine in Colorado to approximately 8.5 million pounds in 2020.

On March 18, 2020, Rio Tinto stated that following a 5.7 magnitude earthquake at the Bingham Canyon copper, gold and moly byproduct mine in Utah, mining operations were temporarily halted. Rio Tinto has provided lower copper output guidance for 2020, but no moly guidance. However, due to higher ore grades, moly output increased 171% to 11.2 million pounds in 1Q 2020 over 1Q 2019 from a near doubling of the average ore grade. The Bingham Canyon’s higher moly grades are expected to continue during 2020, according to CPM.

First quarter 2020 moly production fell to 2.9 million pounds at the Sierra Gorda Mine in Chile, owned by KGHM and Sumito, a 48% decrease year over year due to declining moly ore grades.

CPM anticipates that the global economic contraction will last into the second half of 2020 and possibly into early 2021. CPM anticipates revising its moly price forecasts after it analyzes the second quarter global economic impact from the pandemic lockdown in many leading economies.

Molybdenum Spot Price (1/6/2011 – 5/8/2020)

Molybdenum Market Outlook

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

Liquidity, Capital Resources and Capital Requirements

For the period from December 31, 2019 to March 31, 2020

Our total consolidated cash balance at March 31, 2020 was $3.1 million compared to $4.6 million at December 31, 2019, representing a decrease of $1.5 million due to a variety of cash inflows and outflows.  Outflows included $0.4 million in development costs for the Mt. Hope Project, $0.1 million at the Liberty Project, $1.3 million in general and administrative costs, offset by $0.3 million reimbursed to the Company by the LLC upon the sale of non-core property in March 2020.

The $36.0 million reserve account established in December of 2012, at the direction of the LLC management committee, was payable to Nevada Moly upon release, at which time the funds would have become available for use by the Company.  Effective January 1, 2015, Nevada Moly and POS-Minerals signed an amendment to the LLC agreement under which $36.0 million owed to Nevada Moly and held by the LLC in the reserve account will be released for the mutual benefit of both members related to the jointly approved Mt. Hope Project expenses into 2021, as discussed above.  The balance of the reserve account at March 31, 2020 was $3.7 million, compared to $3.4 million at December 31, 2019.

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

Based on our current operating forecast, which takes into consideration the fact that we currently do not generate any revenue, the Company does not expect to be able to fund its current operations and meet its financial obligations for a period of at least 12 months from the issuance of these financials.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  If we are unable to meet our obligations, we would be forced to cease operations and pursue restructuring or liquidation alternatives, including the potential to seek a bankruptcy filing, in which event investors may lose their entire investment in our Company.  Without additional funding, the Company has inadequate cash to continue operations past the third quarter of 2020 and will have to find funding going forward including pursuing asset sales, short term financing options and, if unsuccessful in obtaining sufficient financing, the possibility of seeking bankruptcy protection.  There can be no assurance that the Company will be successful in obtaining the financing required to complete the Mt. Hope Project, or in raising additional financing in the future on terms acceptable to the Company, or at all.

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

The range of strategic alternatives being evaluated include the potential addition of new Mt. Hope Project partners, additional Corporate strategic investors, merger opportunities, and/or the possible sale or privatization of the Company.  The Advisors assisted the Company in successfully restructuring the Convertible and Non-Convertible Promissory Notes issued in a 2014 private placement, extending maturity until December 2022 as well as providing an additional $1.3 million in interim funding.

Additional potential funding sources for the Company include public or private equity offerings, including the sale of other assets wholly-owned by the Company or with EMLLC partner POS-Minerals at the Mt. Hope Project.  However, there is no assurance that the Company will be successful in securing additional funding in the future on terms acceptable to the Company, or at all.  This could result in further cost reductions, contract cancellations, and potential delays which ultimately may jeopardize the development of the Mt. Hope Project.

Currently the Company has no plans or intentions to enter into restructuring or liquidation. The Company has engaged the Advisors to assist in securing interim financing and negotiating with potential stakeholders. While the Advisors would have the capability to assist with a restructuring if needed, we do not intend to engage them (or other parties) for these services at this time.

Total assets as of March 31, 2020 decreased to $343.7 million compared to $344.2 million as of December 31, 2019 primarily due to ongoing general and administrative costs.

Results of Operations

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

For the three months ended March 31, 2020, we had a consolidated net loss of $1.1 million compared with a net loss of $1.5 million in the same period for 2019.

For the three months ended March 31, 2020 and 2019, exploration and evaluation expenses were $0.2 million and $0.1 million, due to ongoing care and maintenance expenses.

For the three months ended March 31, 2020 and 2019, general and administrative expenses were $1.5 million and $1.3 million, respectively, reflecting continued cost conversation efforts and consistent spend with the prior year.  The increase of $0.2 million is attributed to higher equity compensation costs in 2020 than 2019.

Interest expense for the three months ended March 31, 2020 and 2019 was $0.8 million and $0.1 million, respectively.  Of the $0.8 million incurred during the three months ended March 31, 2020, $0.3 million related to cash interest paid on the exchange and supplemental notes, with the remaining $0.5 million related to non-cash adjustments to those notes, primarily debt discount and debt issuance cost amortization as well as fair value adjustments on the value of the derivatives associated with these notes.  These non-cash adjustments reduced interest expense in 2019 by $0.1 million.  Cash interest was $0.2 million for the three months ended March 31, 2019.

Other income for the three months ended March 31, 2020 and 2019 was $0.8 million and nil, respectively.  The amount incurred in 2020 is related to fair value adjustments on the warrants issued to AMER in late 2019.

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

Through March 31, 2020, the LLC has made deposits and/or final payments of $88.0 million on equipment orders.  See “—Overview—Equipment and Supply Procurement” above.  Of these deposits, $71.7 million relate to fully fabricated items, primarily milling equipment, for which the LLC has additional contractual commitments of $0.6 million.  The remaining $16.3 million reflects both partially fabricated milling equipment, and non-refundable deposits on mining equipment.  As discussed in Note 11 to the consolidated financial statements contained elsewhere in this report, the mining equipment agreements remain cancellable with no further liability to the LLC. The underlying value and recoverability of these deposits and our mining properties in our consolidated balance sheets are dependent on the LLC’s ability to fund development activities that would lead to profitable production and positive cash flow from operations or proceeds from the disposition of these assets. There can be no assurance that the LLC will be successful in obtaining project financing, in generating future profitable operations, disposing of these assets or the Company securing additional funding in the future on terms acceptable to us or at all.  Our audited consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded assets or liabilities.

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

The long-term supply agreements provide for supply only after commercial production levels are achieved, and no provisions require the Company to deliver product or make any payments if commercial production is never achieved or declines in later periods and have floor prices ranging from $13.50 to $14.50 per pound and incremental discounts above the floor price.  The agreements require that monthly shortfalls be made up only if the Company’s portion of Mt. Hope production is available for delivery, after POS-Minerals has taken its 20% share.  In no event do these requirements to make up monthly shortfalls become obligations of the Company if production does not meet targeted levels.

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

Interest Rate Risk

As of March 31, 2020, we had a balance of cash and cash equivalents of $3.1 million and restricted cash of $3.7 million.  Interest rates on short term, highly liquid investments have not changed materially since December 31, 2010, and continue to be 1% or less on an annualized basis.

ITEM 4.CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer/Chief Financial Officer and our Principal Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of December 31, 2019. Based on that evaluation management concluded that, as of December 31, 2019, due to the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective to provide reasonable assurance that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our consolidated financial statements contained in this Quarterly Report on Form 10-Q  for the fiscal year ended March 31, 2020, fairly present our financial position, results of our operations and cash flows for the periods covered thereby in all material respects.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Other than as described in the two preceding paragraphs and in the Remediation of Material Weakness section above, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The LLC will make additional contributions of $750,000 each after the commencement of molybdenum production at the Mt. Hope Project and on the one year anniversary of production, for a total contribution obligation to the Sustainability Trust of $5.6 million, an increase of $1.6 million related to the terms of the Settlement. The amount has been accrued under mining properties, land, and water rights in the Company’s financial statements in addition to the previously accrued $4.0 million resulting in a total accrual of $5.6 million.  The LLC has contributed $0.1 million into the Trust as of March 31, 2020.

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

In exchange for General Moly advancing the $1,000,000 initial settlement funding, the LLC members have agreed to repay the $1 million advance from the proceeds of ongoing sales of non-critical LLC assets and lands.  On September 27, 2019, the Company and POS-Minerals entered into a Consent Agreement for a reimbursement schedule concerning the approximately $700,000 owed to the Company by the LLC in return for its advance of funding to settle protests related to the water right applications for the Mt. Hope Project.  Under the Consent Agreement, $200,000 was reimbursed from the Reserve Account to the Company on September 30, 2019 and an additional $200,000 was reimbursed in early November.  The remaining approximately $300,000 will be reimbursed in December, provided that the LLC has sold a minimum of $400,000 in non-critical Mt. Hope Project related equipment.  The Company and POS-Minerals agreed in the Consent Agreement that all funds received from the future sale of other assets owned by the LLC are owed to the Reserve Account until the March 31, 2020 balance of $0.7 million is repaid.

ITEM 1A.RISK FACTORS.

Our Annual Report on Form 10-K for the year ended December 31, 2019, including the discussion under the heading “Risk Factors” therein, and this report describe risks that may materially and adversely affect our business, results of operations or financial condition.  The risks described in our Annual Report on Form 10-K and this report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operations.

Special Note Regarding Forward-Looking Statements

Certain statements in this report may constitute forward-looking statements, which involve known and unknown risks, uncertainties and other factors, which may cause actual results, performance or achievements of our Company, the Mt. Hope Project, Liberty Project and our other projects, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  We use the words “may,” “will,” “believe,” “expect,” “anticipate,” “intend,” “future,” “plan,” “estimate,” “potential” and other similar expressions to identify forward-looking statements.  These forward-looking statements are subject to a number of risks, uncertainties and assumptions that could cause actual results to differ materially from those in the forward looking statements. Such risks, uncertainties and assumptions are described in the “Risk Factors” section included in our Annual Report on Form 10-K for the year ended December 31, 2019, and this report, and include, among other things:

•	our investors may lose their entire investment in our securities;
•	Substantial risk that COVID-19 is and will continue to effect financing efforts to improve liquidity;
•

Our ability to have access to insurance programs for directors & officers; commercial general liability and automobile liability; workers compensation; property; surety bonding for reclamation liability and builders risk insurance could be impaired if our financial condition continues to be at risk for meeting our financial obligations;

•	our permits, including the current appeal of the ROD discussed above, may be subject to further judicial appeals, which may further delay the development of the Mt. Hope Project;
•	our profitability depends largely on the success of the Mt. Hope Project, the failure of which would have a material adverse effect on our financial condition;
•	we have not obtained, and may not obtain, alternative project financing, which could cause additional delays or expenses in developing the Mt. Hope Project;

•

if certain conditions are not met under attempts to secure project financing, including AMER’s reasonable best efforts to assist the Company under the new SPA, our ability to begin construction of the Mt. Hope Project could be delayed further;

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

Dated: May 15, 2020

GENERAL MOLY, INC.

By:	/s/ Amanda J. Corrion
Amanda Corrion
Principal Accounting Officer and Duly Authorized Officer