Form 10-Q
period 2020-06-30
General Moly, Inc
filed 2020-08-19
CIK 1275229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

The number of shares outstanding of issuer’s common stock as of August 17, 2020, was 152,932,971.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GENERAL MOLY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	June 30,	December 31,
	2020	2019
	(unaudited)
ASSETS:
CURRENT ASSETS
Cash and cash equivalents	$2,528	$4,614
Deposits, prepaid expenses and other current assets	506	272
Total Current Assets	3,034	4,886
Mining properties, land and water rights	44,345	244,137
Deposits on project property, plant and equipment	30,342	87,972
Restricted cash held at EMLLC	2,829	3,388
Restricted cash and investments held for reclamation bonds	708	708
Non-mining property and equipment, net	—	32
Other assets	484	3,104
TOTAL ASSETS	$81,742	$344,227
LIABILITIES, CRNCI, AND EQUITY (DEFICIT):
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$775	$1,223
Return of Contributions Payable to POS-Minerals, current portion	33,641	33,641
Accrued advance royalties	500	500
Current portion of debt	365	—
Total Current Liabilities	35,281	35,364
Provision for post closure reclamation and remediation costs	2,027	1,953
Accrued advance royalties	6,888	6,388
Accrued payments to Agricultural Sustainability Trust	5,500	5,500
Accrued water rights payments	14,000	14,000
Senior Promissory Notes	8,847	7,883
Other accrued liabilities	2,891	3,447
Total Liabilities	75,434	74,535

COMMITMENTS AND CONTINGENCIES - NOTE 12

CONTINGENTLY REDEEMABLE NONCONTROLLING INTEREST ("CRNCI")	120,617	172,239
CONVERTIBLE PREFERRED SHARES	1,300	1,300

EQUITY (DEFICIT)
Common stock, $0.001 par value; 650,000,000 and 650,000,000 shares authorized, respectively, 152,685,255 and 152,033,515 outstanding, respectively	152	152
Additional paid-in capital	295,655	295,005
Accumulated deficit during exploration and development stage	(411,416)	(199,004)
Total Equity (Deficit)	(115,609)	96,153
TOTAL LIABILITIES, CRNCI, AND EQUITY	$81,742	$344,227

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOLY, INC. (“GMI”)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited — In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019
REVENUES	$—	$—	$—	$—

OPERATING EXPENSES:
Exploration and evaluation	132	102	305	206
General and administrative expense	1,699	1,962	3,191	3,260
Gain on sale of non-core properties	(57)	—	(604)	—
Loss on impairment charge	260,553	—	260,553	—
TOTAL OPERATING EXPENSES	262,327	2,064	263,445	3,466

(LOSS) FROM OPERATIONS	(262,327)	(2,064)	(263,445)	(3,466)

OTHER INCOME/(EXPENSE):
Interest expense	(367)	(387)	(1,126)	(442)
Other income/(expense)	(215)		537
TOTAL OTHER (EXPENSE)/INCOME, NET	(582)	(387)	(589)	(442)

(LOSS) BEFORE INCOME TAXES	(262,909)	(2,451)	(264,034)	(3,908)

Income Taxes	—	—	—	—

CONSOLIDATED NET (LOSS)	$(262,909)	$(2,451)	$(264,034)	$(3,908)
Less: Net loss (income) attributable to CRNCI	51,697	(25)	51,622	11
NET LOSS ATTRIBUTABLE TO GMI	$(211,212)	$(2,476)	$(212,412)	$(3,897)
Basic and diluted net loss attributable to GMI per share of common stock	$(1.39)	$(0.02)	$(1.39)	$(0.03)
Weighted average number of shares outstanding — basic and diluted	152,316	137,797	153,038	137,635

COMPREHENSIVE (LOSS)	$(211,212)	$(2,476)	$(212,412)	$(3,897)

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

(Unaudited — In thousands, except number of shares and per share amounts)

	Common	Preferred		Additional	Accumulated
	Shares	Shares	Amount	Paid-In Capital	Deficit	Total
Balances, December 31, 2018	137,114,804	—	$137	$291,266	$(191,126)	$100,277
Issuance of Units of Common Stock:
Issued pursuant to stock awards	135,000	—	—	—	—	—
Stock-based compensation	—	—	—	25	—	25
Restricted stock net share settlement	276,328	—	—	(1)	—	(1)
Net loss for the period ended March 31, 2019	—	—	—	—	(1,421)	(1,421)
Balances, March 31, 2019	137,526,132		$137	$291,290	$(192,547)	$98,880
Issuance of Units of Common Stock:
Stock-based compensation	—	—	—	21	—	21
Warrant Exercise	694,200	—	1	247	—	248
Net loss for the period ended June 30, 2019	—	—	—	—	(2,476)	(2,476)
Balances, June 30, 2019	138,220,332	—	$138	$291,558	$(195,023)	$96,673

	Common	Preferred		Additional	Accumulated
	Shares	Shares	Amount	Paid-In Capital	Deficit	Total
Balances, December 31, 2019	152,316,255	1,300	$152	$295,005	$(199,004)	$96,153
Issuance of Units of Common Stock:
Issued pursuant to stock awards	369,000	—	—	—	—	—
Stock-based compensation	—	—	—	382	—	382
Net loss for the period ended March 31, 2020	—	—	—	—	(1,201)	(1,201)
Balances, March 31, 2020	152,685,255	1,300	$152	$295,387	$(200,205)	$95,334
Issuance of Units of Common Stock:
Stock-based compensation	—	—	—	268	—	268
Net loss for the period ended June 30, 2020	—	—	—	—	(211,211)	(211,211)
Balances, June 30, 2020	152,685,255	1,300	$152	$295,655	$(411,416)	$(115,609)

GENERAL MOLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited — In thousands)

	Six Months Ended
	June 30,	June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net loss	$(264,034)	$(3.908)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	48	67
Non-cash interest expense	964	78
Gain on decrease in warrant liability	(556)	—
Income realized on lease of water rights	—	(13)
Gain on sale of non-core assets	(547)	—
Stock-based compensation for employees and directors	528	47
Decrease (increase) in deposits, prepaid expenses and other	(234)	(177)
Decrease in accounts payable and accrued liabilities	(131)	301
(Decrease) increase in post closure reclamation and remediation costs	20	35
Loss on impairment charge	260,553
Net cash used by operating activities	(3,388)	(3,570)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase and development of mining properties, land and water rights	58	(822)
Deposits on property, plant and equipment	—	152
Proceeds from sale of non-core assets	685	—
Increase in investments for reclamation bonds	—	(16)
Net cash provided by (used in) investing activities	743	(686)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock proceeds, net of issuance costs	—	1,643
Net cash provided/(used) by financing activities:	—	1,643
Net (decrease) in cash, cash equivalents and restricted cash	(2,645)	(2,613)
Cash, cash equivalents and restricted cash, beginning of period	8,002	8,617
Cash, cash equivalents and restricted cash, end of period	$5,357	$6,004

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of capitalized	$537	$365

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Equity compensation capitalized as development	$122	$3
Accrued portion of advance royalties	500	—

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

Going Concern and Risk of Bankruptcy

At June 30, 2020, we had cash and cash equivalents of $2.5 million and our current working capital is negative. Based on our current operating forecast, which takes into consideration the fact that we currently do not generate any revenue, we believe ourexisting capital resources are only adequate to sustain our operations through September 30, 2020. In particular, we have insufficient cash to make required interest payments on our outstanding Exchange Notes and Supplemental Notes through the remainder of 2020. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. If we are unable to find an additional source of funding before the end of September 2020, we will be forced to cease operations and pursue restructuring or liquidation alternatives, including the filing for bankruptcy protection, in which event our common stock would likely become worthless and investors would likely lose their entire investment in our Company. In addition, holders of our outstanding convertible preferred stock and senior notes would likely receive significantly less than the principal amount of their claims and possibly, no recovery at all. As of the date of the filing of this report, the Company has no commitments for additional funding and there can be no assurance that the Company will be successful in obtaining the financing required to complete the Mt. Hope Project, or in raising additional financing in the future on terms acceptable to the Company, or at all.

The Company is currently pursuing a number of options to extend its liquidity beyond the third quarter of 2020 and into 2021. The Company’s Board of Directors (the “Board”) retained on March 13, 2019 XMS Capital Partners, Headwall Partners, and Odinbrook Global Advisors (collectively, the “Advisors”), as financial advisors to assist the Board and management with evaluating and recommending strategic alternatives. The Company has engaged the Advisors to assist in securing interim financing and negotiating with potential stakeholders.

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

Additional potential funding sources for the Company include public or private equity offerings, including the sale of other assets wholly-owned by the Company or with EMLLC joint-venture partner POS-Minerals Corporation at the Mt. Hope Project. However, there is no assurance that the Company will be successful in securing additional funding in the future on terms acceptable to the Company, or at all. This could result in further cost reductions, contract cancellations, and potential delays which ultimately may jeopardize the development of the Mt. Hope Project.

Beginning in early 2020, there has been an outbreak of coronavirus (COVID-19), initially in China and which has spread to other jurisdictions, including locations where the Company has offices and personnel. The full extent of the outbreak, related business and travel restrictions and changes to behavior intended to reduce its spread continues to evolve globally. COVID–19 has had a direct impact on the Company’s financing efforts and potential solutions to its liquidity position.  Currently, the Company believes that it will be able to sustain its corporate and Liberty Project operations only through the third quarter of 2020.  Management continues to seek financing opportunities notwithstanding the impacts associated with the COVID-19 pandemic, however the Company anticipates that its financing efforts and liquidity may continue to be materially impacted by the coronavirus outbreak.

Due to the Company’s inability to obtain financing to date and inadequate cash to continue operations past the third quarter of 2020, the impact of COVID-19 on capital markets during the second quarter of 2020, and the decrease in the current and forecasted price of molybdenum, among other factors, the Company recognized an impairment charge reducing the carrying value of the Mt. Hope assets by $260.6 million as of June 30, 2020. The impairment charge does not alter the Company’s underlying assets or rights and the Company continues to pursue strategic alternatives as discussed above. Further information regarding the impairment is provided in Note 2.

On April 24, 2020, the Company received funding under a Paycheck Protection Program (“PPP”) loan (the “PPP Loan”) from U.S. Bank, National Association (the “Lender”). The principal amount of the PPP Loan is $365,034. The PPP was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration (the “SBA”). The Company applied for the PPP Loan primarily because its potential to access other sources of capital has been greatly reduced by the ongoing COVID-19 pandemic.

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

The PPP Loan may be partially or fully forgiven if the Company complies with the provisions of the CARES Act, including the use of PPP Loan proceeds for payroll costs, rent, utilities and other expenses, provided that such amounts are incurred during the 24-week period that commenced on April 24, 2020 and at least 60% of any forgiven amount has been used for covered payroll costs as defined by the CARES Act. Any forgiveness of the PPP Loan will be subject to approval by the SBA and the Lender and will require the Company to apply for such treatment in the future.

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

On May 2, 2019, the Company also executed a Securities Purchase Agreement (the “MHMI Series A Purchase Agreement”) with Mount Hope Mines, Inc. (“MHMI”), later assigned in part to members of MHMI individually.  Pursuant to the MHMI Series A Purchase Agreement, MHMI agreed to  purchase $500,000 of Series A Convertible Preferred Shares, as described above. These shares were fully converted into shares of common stock of the Company in the fourth quarter of 2019.

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

In December 2019, the Company completed an exchange offer with the holder of $5 million of the Company’s Senior Convertible Promissory Notes and certain other holders of Senior Convertible Notes and Senior Promissory Notes (collectively, the “Old Notes”) to exchange the Old Notes for new units consisting of new senior non-convertible promissory notes having a principal amount equal to the original principal amount of the Old Notes exchanged plus accrued and unpaid interest (including deferred interest), bearing an interest rate between 12-14% and otherwise providing for similar terms (the “Exchange Notes”) and a three-year warrant to purchase Company common stock exercisable at $0.35 per share (each a “Unit”).  The Exchange Notes extend the maturity date until December 2022. A majority of the remaining holders also agreed to the terms of the Exchange Notes.

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

These transactions have assisted with very near-term liquidity necessary for the Company to operate through the third quarter of 2020. However, this does not alleviate the substantial doubt about our ability to continue to operate as a going concern. If we are unable to acquire additional cash resources prior to the end of September 2020, we will likely be forced to enter into bankruptcy and/or cease operations.

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

The original Return of Contributions amount due to POS-Minerals is reduced, dollar for dollar, by the amount of capital contributions for equipment payments required from POS-Minerals under approved budgets of the LLC, as discussed further below. During the period January 1, 2015 to March 31, 2020, this amount has been reduced by $2.4 million, consisting of 20% of an $8.4 million principal payment made on milling equipment in March 2015, a $2.2 million principal payment made on electrical transformers in April 2015, and a $1.2 million principal payment made on milling equipment in April 2016, such that the remaining amount due to POS-Minerals is $33.6 million. If Nevada Moly does not fund its additional capital contribution in order for the LLC to make the required Return of Contributions to POS-Minerals set forth above, POS-Minerals has an election to either make a secured loan to the LLC to fund the Return of Contributions, or receive an additional interest in the LLC estimated to be 5%. In the latter case, Nevada Moly’s interest in the LLC is subject to dilution by a percentage equal to the ratio of 1.5 times the amount of the unpaid Return of Contributions over the aggregate amount of deemed capital contributions (as determined under the LLC Agreement) of both parties to the LLC (“Dilution Formula”). At June 30, 2020, the aggregate amount of deemed capital contributions of both parties was $1,091.2 million.

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

Effective January 1, 2015, Nevada Moly and POS-Minerals signed an amendment to the LLC Agreement under which a separate $36.0 million owed to Nevada Moly, held by the LLC in a reserve account established in December 2012, is being released for the mutual benefit of both members related to the jointly approved Mt. Hope Project expenses through 2021. In January 2015, the reserve account funded a reimbursement of contributions made by the members during the fourth quarter of 2014, inclusive of $0.7 million to POS-Minerals and $2.7 million to Nevada Moly. The remaining reserve account funds are now being used to pay ongoing jointly approved expenses of the LLC until the Company obtains full financing for its portion of the Mt. Hope Project construction cost, or until the reserve account is exhausted. Any remaining funds after financing is obtained will be returned to the Company. The balance of the reserve account was $2.8 million and $3.4 million at June 30, 2020 and December 31, 2019, respectively.

As the cash needs for the development of the Mt. Hope Project are significant, we and/or the LLC will be required to arrange for financing to be combined with funds anticipated to be received from POS-Minerals in order to retain its 20% LLC membership interest. If we are unsuccessful in obtaining financing, we will not be able to proceed with the development of the Mt. Hope Project. Additional funding for the Mt. Hope Project would allow us to restart equipment procurement and agreements that were suspended or terminated would be renegotiated under current market terms and conditions, as necessary. In the event of an extended delay related to availability of the Company’s portion of full financing for the Mt. Hope Project, the Company will continue using its best efforts to work with its LLC joint venture partner POS-Minerals to revise procurement and construction commitments including Mt. Hope Project equipment deposits and pricing structures. There can be no assurance that additional funding will be obtained.

Purchase Commitments

We continue to work with our long-lead vendors to manage the timing of contractual payments for milling equipment. The following table sets forth the LLC’s remaining cash commitments under these equipment contracts (collectively, “Purchase Contracts”) at June 30, 2020 (in millions):

As of
June 30,
Year	2020 *
2020	$—
2021	0.6
Total	$0.6

*
All amounts are commitments of the LLC, and as a result of the agreement between Nevada Moly and POS-Minerals are to be funded by the reserve account, now $2.8 million, until such time that the Company obtains financing for its portion of construction costs at the Mt. Hope Project or until the reserve account balance is exhausted, and thereafter are to be funded 80% by Nevada Moly and 20% by POS-Minerals. POS-Minerals remains obligated to make capital contributions for its 20% portion of equipment payments required by approved budgets of the LLC, and such amounts contributed by the reserve account on behalf of POS-Minerals will reduce, dollar for dollar, the amount of capital contributions that the LLC is required to return to POS-Minerals.

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

Through June 30, 2020, the LLC has made deposits and/or final payments of $88.0 million on equipment orders. Of these deposits, $71.7 million relate to fully fabricated items, primarily milling equipment, for which the LLC has additional contractual commitments of $0.6 million noted in the table above. The remaining $16.3 million reflects both partially fabricated milling equipment, and non-refundable deposits on mining equipment. As discussed in Note 11, the mining equipment agreements remain cancellable with no further liability to the LLC. The underlying value and recoverability of these deposits and our mining properties in our consolidated balance sheets are dependent on the LLC’s ability to fund development activities that would lead to profitable production and positive cash flow from operations, or proceeds from the sale of these assets. There can be no assurance that the LLC will be successful in generating future profitable operations, selling these assets or that the Company will secure additional funding in the future on terms acceptable to us or at all. Our consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded assets or liabilities.

All Mt. Hope Project related funding is payable out of the reserve account until exhausted, the balance of which was $2.8 million and $3.4 million at June 30, 2020 and December 31, 2019, respectively. Corporate general and administrative expenses and costs associated with the maintenance of the Liberty Project are not covered by the Reserve Account. Additional potential funding sources include public or private equity offerings or sale of other assets owned by the Company and/or the LLC.

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

On November 2, 2015, the Company and AMER entered into an amendment to the AMER Investment Agreement, utilizing a three-tranche investment. The first tranche of the amended AMER Investment Agreement closed on November 24, 2015 for a $4.0 million private placement representing 13.3 million shares, priced at $0.30 per share, and warrants (“the AMER Warrants”) to purchase 80.0 million shares of common stock at $0.50 per share, which would have become exercisable upon availability of an approximately $700.0 million senior secured loan (“Bank Loan”). The funds received from the $4.0 million private placement were divided evenly between general corporate purposes and an expense reimbursement account available to both AMER and the Company to cover anticipated Mt. Hope financing costs and other jointly sourced business development opportunities. In addition, AMER and General Moly entered into a Stockholder Agreement allowing AMER to nominate a director to the General Moly Board of Directors and additional directors following the close of Tranche 3, discussed below, and drawdown of the Bank Loan. The Stockholder Agreement also governed AMER’s acquisition and transfer of General Moly shares. Prior to closing the first tranche the parties agreed to eliminate certain conditions to closing. Following the closing, AMER nominated Tong Zhang to serve as a director of the Company, and he was appointed by the Board of Directors on December 3, 2015. Mr. Zhang was nominated by the Board of Directors to stand for election at the 2018 General Meeting of Stockholders and was elected by the stockholders to serve as a Class II director for a three (3) year term expiring in 2021, subject to re-election. On July 29, 2019, Mr. Zhang resigned from the Board of Directors. AMER nominated Mr. Siong Tek (“Terry”) Lee, a Chartered Accountant based in Singapore, to serve the remaining term of Mr. Zhang expiring at the Company’s annual meeting in 2021. AMER may nominate a second director to the Board so long as its shareholding exceeds 20% of the Company’s shares outstanding.

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

On August 1, 2019, the Company received a letter from AMER dated July 30, 2019, purporting to terminate the AMER Investment Agreement, referencing its earlier letter received by the Company on July 18, 2019, in which AMER has alleged uncured material adverse effects and alleged breaches of the AMER Investment Agreement by the Company (which included concerns related to US/China relations, concerns regarding the delay in obtaining environmental permits and solvency concerns). The Company believed that such assertions were inaccurate and wholly without merit under the terms of the AMER Investment Agreement. Additionally, as AMER disputed its obligation to fund the close of Tranche 3, the Company believed that AMER’s attempted termination of the AMER Investment Agreement was ineffective. With AMER’s failure to fund Tranche 3, the Company had inadequate cash to continue operations and was forced to evaluate its options, including pursuing asset sales, short-term financing options and, if unsuccessful in obtaining sufficient financing, the possibility of seeking bankruptcy protection.

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

On October 14, 2019, the Company announced that it had entered into a Dispute Negotiation Extension Agreement with AMER to extend the dispute negotiation period (“Extension Agreement”). Under the terms of the Extension Agreement, the Company received $300,000 from AMER in exchange for an extension of the negotiation period to November 15, 2019, on which date the Company’s CEO Bruce Hansen and AMER Chairman Wang Wen Yin met to discuss settlement options. With the payment, AMER had the right, at its option, to credit the Extension Fee among the following: (1) credit against a final negotiated settlement; (2) credit against any AMER payment obligation to the Company, pursuant to an arbitration award; or (3) apply the Extension Fee as consideration for the purchase of the Company’s common stock, priced at the 30-day volume weighted average price, as of the date immediately prior to the date that AMER demands delivery of such shares.

On December 9, 2019, the Company and an affiliate of AMER announced the closure of a $4 million private placement at a price of $0.40 per common share of General Moly under a new Securities Purchase Agreement (“SPA”) and amended and restated warrant agreement (“New AMER Warrant”), resolving the Dispute.  Additionally, the parties agreed to a mutual release, terminating the previous AMER Investment Agreement, the prior Warrant, and the Extension Agreement.  The parties’ previous Stockholder Agreement expired by its terms on November 24, 2019. In addition to the 10.0 million shares issued by General Moly to AMER in the private placement, AMER also received 1.1 million General Moly common shares priced at $0.27/share, the 30-day volume weighted average price of the Company’s shares on the NYSE American on December 6, 2019 utilizing the Extension Fee, pursuant to the terms of the Extension Agreement. Additionally, for every $100 million of sourced Chinese bank lending that AMER has assisted in contributing to a completed $700 million project debt financing, AMER may exercise 12 million warrants issued under the New AMER Warrant at an exercise price of $0.50 per share, up to 80 million warrants.

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

Exploring Other Potential Joint Opportunities

The Company and AMER have jointly evaluated other potential opportunities, ranging from outright acquisitions and privatizations, or significant minority interest investments with a focus on base metal and ferro-alloy prospects, where the Company would benefit from management fees, minority equity interests, or the acquisition of both core and non-core assets. The Company and AMER have considered but not completed any such transactions to date and we are not currently evaluating potential opportunities with AMER. From commencement of the AMER Investment Agreement in 2015 to December 31, 2019, the Company and AMER spent approximately $2.5 million from the expense reimbursement account described above in connection with such evaluations. There have been no further joint evaluations and no further expenses incurred.

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

Accounting Method

Our financial statements are prepared using the accrual basis of accounting in accordance with GAAP. With the exception of the LLC, all of our subsidiaries are wholly owned. In February 2008, we entered into the LLC Agreement, which established our ownership interest in the LLC at 80%. The consolidated financial statements include all of our wholly owned subsidiaries and the LLC. The POS-Minerals contributions attributable to their 20% interest are shown as Contingently Redeemable Noncontrolling Interest on the Consolidated Balance Sheet. The net loss attributable to contingently redeemable noncontrolling interest is reflected separately on the Consolidated Statement of Operations and reduces the Contingently Redeemable Noncontrolling Interest on the Consolidated Balance Sheet. Net losses of the LLC are attributable to the members of the LLC based on their respective ownership percentages in the LLC. During the three months ended June 30, 2020, the LLC had a $176,000 loss, primarily associated with the sale of non-core assets offset by accretion of its reclamation obligations and care and maintenance costs incurred which do not qualify for capitalization under U.S. GAAP, of which $35,000, was attributed to the Contingently Redeemable Noncontrolling Interest.

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

Management evaluated the circumstances of the July 30, 2019 AMER default and concluded the default was a triggering event in the third quarter of 2019 which continues to exist at June 30, 2020. As of June 30, 2020, we evaluated and determined the carrying value of the asset group for the Liberty project was recoverable as the probability-weighted undiscounted cash flows exceeded the carrying value of that asset group. We determined the carrying value of the asset group for the Mt. Hope project was not recoverable as the carrying value exceeded the probability-weighted undiscounted cash flows of that asset group. The Company has recorded an impairment charge of $260.6 million which represents the difference between the book value and the estimated fair value of the assets utilizing estimated market prices. Factors leading to the impairment include, but are not limited to, the Company’s inability to obtain financing to date and inadequate cash to continue operations past the third quarter of 2020, the impact of COVID-19 on capital markets and demand for molybdenum during the second quarter of 2020, and the decrease in the current and forecasted price of molybdenum.

In the calculation of the impairment charge, management estimated the fair value of the asset group using the estimated salvage value using a range based on an immediate sale model and a sale in an improved commodity market model, basing the estimated fair value of the asset group on the midpoint of these two estimates. Given current market conditions and considering our need for near-term liquidity, management determined that the midpoint was the most appropriate point in the range for the fair value estimate. The estimated range of fair values was approximately $28 million to $53 million. Salvage values were used to determine fair value of the Mt. Hope asset group because the current discounted cash flows was negative due to current molybdenum prices. The carrying value of the Mt. Hope asset group, which includes directly associated liabilities, prior to impairment was approximately $299.3 million. During the third quarter of 2020, management will continue to refine the calculation using formal appraisals of tangible assets which could materially change the impairment calculation.

The impairment charge by asset type was as follows:

Asset Impairment Charges
(In thousands)
Mining properties, land and water rights	$200,303
Deposits on project property, plant and equipment	57,630
Other assets	2,620
Total	$260,553

While at June 30, 2020, we have not identified any impairment of our long-lived assets for the Liberty project, there can be no assurance that there will not be asset impairments for the Liberty project or additional impairments for the Mt. Hope project if commodity prices experience a sustained decline and/or if there are significant downward adjustments to estimates of recoverable quantities to be produced from proven and probable mineral reserves or production quantities, and/or upward adjustments to estimated operating costs and capital expenditures, all based on life-of-mine plans and projections. Additionally, should we be unable to secure additional financing, we may be required to modify our probability-weighted undiscounted cash flow projections which could result in additional impairment to our assets.

Cash and Cash Equivalents and Restricted Cash

We consider all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company’s cash equivalent instruments are classified within Level 1 of the fair value hierarchy established by FASB guidance for Fair Value Measurements because they are valued based on quoted market prices in active markets.

We consider all restricted cash, inclusive of the reserve account discussed above and reclamation surety bonds, to be long-term.

	June 30, 2020	December 31, 2019
	(in thousands)
Cash and cash equivalents	$2,528	$4,614
Restricted cash held at EMLLC	2,829	3,388
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$5,357	$8,002

As of June 30, 2020, the LLC had $0.3 million in cash deposits associated with reclamation bonds, which are accounted for as restricted cash. Another $0.1 million in cash collateral is associated with surety bonds at the Liberty Project. These amounts are considered investments and are not included in cash and cash equivalents for purposes of the Statement of Cash Flows.

Basic and Diluted Net Loss Per Share

Net loss per share was computed by dividing the net loss attributable to the Company by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Outstanding awards as of June 30, 2020 and December 31, 2019, respectively, were as follows:

	June 30, 2020	December 31, 2019
Warrants	98,013,256	98,013,256
Unvested Stock Awards	421,268	421,268
Stock Appreciation Rights	909,837	909,837

These awards were not included in the computation of diluted loss per share for the three and six months ended June 30, 2020 and December 31, 2019, respectively, because to do so would have been anti-dilutive. Therefore, basic loss per share is the same as diluted loss per share.

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

NOTE 3 — MINING PROPERTIES, LAND AND WATER RIGHTS

We currently have interests in two mining properties that are the primary focus of our operations, the Mt. Hope Project and the Liberty Project. We also have one other, non-core, mining property that is being evaluated for future development or sale.

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

As discussed above in Note 2, during the second quarter of 2020, the Company recorded an impairment charge reducing the carrying value of the Mt. Hope Project assets by $260.6 million. The asset impairment does not change the underlying assets or rights.

Liberty Project. We continue to evaluate opportunities at the Liberty Project as they arise. The Liberty Project remains largely in care and maintenance at this time. In July 2014, the Company published an updated NI 43-101 compliant pre-feasibility study, which more closely examined the use of existing infrastructure and the copper potential of the property.

In February 2017, Liberty Moly entered into a lease agreement with West Vault Mining, Inc., formerly known as WK Mining Ltd. (“WK”) for the lease of water rights for the purpose of mining and milling. The term of the lease is six years which WK can extend for an additional four years. As compensation for the leased water rights, WK has issued $124,000 in common shares to Liberty Moly, consisting of $100,000 at signing of the agreement and shares equal to $12,000 in both its first and second annual installments, and is required to pay an annual fee on the anniversary date of the lease in either cash or WK common shares. The third installment (due February 2020) was paid in cash.

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

Other Mining Properties. We also have mining claims and land purchased prior to 2006 consisting of 34 unpatented mining claims in Marion County, Oregon, known as the Detroit property. The costs associated with these claims are minimal and primarily relate to claim fees. The total book value of this property is nil. The Company has retained production royalties of 1.5% of all net smelter returns on future production from two undeveloped properties in Skamania County, Washington and Josephine County, Oregon, which were sold in 2012 and 2013, respectively.

Summary. The following is a summary of mining properties, land and water rights at June 30, 2020 and December 31, 2019 (in thousands):

	At	At
	June 30,	December 31,
	2020	2019
Mt. Hope Project:
Development costs	$—	$179,356
Mineral, land and water rights	2,570	23,423
Advance royalties	33,488	32,988
Total Mt. Hope Project	36,058	235,767
Total Liberty Project	8,287	8,370
Other Properties	0	0
Total	$44,345	$244,137

Development costs of nil, after asset impairment charges of $200.3 million, as of June 30, 2020, include hydrology and drilling costs, expenditures to further the permitting process, capitalized salaries, project engineering costs, and other expenditures required to fully develop the Mt. Hope Project. Deposits on project property, plant and equipment of $30.3 million, after asset impairment charges of $57.6 million as of June 30, 2020 represent ongoing progress payments on equipment orders for the custom-built grinding and milling equipment, related electric mill drives, and other processing equipment that require the longest lead times.

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

The following table shows asset retirement obligations for future mine closure and reclamation costs in connection with the Mt. Hope Project and within the boundaries of the Plan of Operations (“PoO”):

(in thousands)
At January 1, 2019	$1,633
Accretion Expense	108
Adjustments*	62
At December 31, 2019	$1,803
Accretion Expense	54
Adjustments*	—
At June 30, 2020	$1,857

*
Includes additions, annual changes to the escalation rate, the market-risk premium rate, or reclamation time periods.

The estimated future reclamation costs for the Mt. Hope Project have been discounted using a rate of 8%, which is the rate that existed at the time the liability was originally measured. The total inflated and undiscounted estimated reclamation costs associated with current disturbance under the PoO at the Mt. Hope Project were $5.8 million at June 30, 2020, inclusive of $2.6 million for mitigation of sage grouse habitat that would be affected by development of the Mt. Hope Project. Increases in ARO liabilities resulting from the passage of time are recognized as accretion expense.

As of June 30, 2020, the LLC had provided the appropriate regulatory authorities with $2.8 million in reclamation financial guarantees through the posting of surety bonds for reclamation of the Mt. Hope Project as approved in the ROD. As of March 31, 2020, we had $0.3 million in cash deposits associated with these bonds which are specific to the PoO disturbance and recorded in Restricted cash and investments held for reclamation bonds and are unrelated to the inflated and undiscounted liability referenced above. The LLC posted an additional $0.3 million as a cash bond with the BLM in April 2019 as a result of a required three-year update to the reclamation bond calculation.

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

	Mt. Hope Project
	outside PoO
	boundary	Liberty
	(in thousands)
At January 1, 2019	$15	$121
Adjustments *	2	13
At December 31, 2019	$17	$134
Adjustments *	—	20
At June 30, 2020	$17	$154

*
Includes reduced / reclaimed disturbance

NOTE 5 —DEBT

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

The Convertible Notes bore interest at a rate of 10.0% per annum, payable in cash quarterly in arrears on each March 31, June 30, September 30, and December 31. The Convertible Notes matured on December 26, 2019 unless earlier redeemed, repurchased or converted. Ninety-five percent of the outstanding principal balance was exchanged for newly issued non-convertible notes and warrants on December 26, 2019, as described below. The Convertible Notes were redeemable by the Company for cash, either in whole or in part, at any time, in exchange for the sum of (i) a cash payment equal to the unpaid principal plus all accrued but unpaid interest through the date of redemption and (ii) the present value of the remaining scheduled interest payments discounted to the maturity date at the annual percentage yield on U.S. Treasury securities with maturity similar to the notes plus 25 basis points (the “Optional Redemption”). The Convertible Notes were mandatorily redeemable at par plus the present value of remaining coupons upon (i) the availability of cash from a financing for Mt. Hope and (ii) any other debt financing by the Company. In addition, 50% of any proceeds from the sale of assets cumulatively exceeding $250,000 were to be used to prepay the Convertible Notes at par plus the present value of remaining coupons (the “Mandatory Redemption”).

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

During the year ended December 31, 2015, certain holders of the Convertible Notes, including both directors and named executive officers of the Company, elected to convert notes totaling $2.6 million, reducing the principal balance of the Convertible Notes to $5.9 million. Upon conversion, the Convertible Notes holders received 2,625,000 shares of common stock, at conversion prices ranging from $0.3462 to $0.5485, and were issued non-convertible Senior Promissory Notes (“Promissory Notes”) of $1.3 million, pursuant to the terms of the share maximum provision of the Conversion Option. The Promissory Notes had identical terms to the Convertible Notes, with the exception that the holder no longer had a Conversion Option. Accordingly, the Promissory Notes bore interest equal to 10.0% per annum, payable in cash quarterly in arrears on each March 31, June 30, September 30, and December 31 and matured on December 26, 2019. The conversions resulted in a $0.2 million annual reduction in interest payments made by the Company in the servicing of the Notes.

On December 27, 2019, the Company closed an Exchange Offer, upon the terms and subject to the conditions set forth in the confidential Offer to Exchange and Subscription Offer dated November 27, 2019.

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

New 13% Senior Promissory Notes due December 2022

In addition to the Exchange Offer, certain Participating Holders also elected to participate in the accompanying Subscription Offer to purchase 13,355 units for $100 each, consisting of its newly issued Supplemental Notes and accompanying Warrants, including participation by the largest Old Noteholder investor, as well as the Company’s CEO, Bruce Hansen.  One Warrant was issued for each dollar invested in the Supplemental Notes.  The New Warrants have an exercise price of $0.35 per share and have a three-year term.  The Participating Holders increased their respective note investment by approximately 20% by purchasing the Supplemental Notes, resulting in approximately $1.34 million of new capital to the Company. The supplemental notes are redeemable at any time at the Company’s option, and must be redeemed by the Company under certain circumstances. The Company has agreed not to issue, assume or guarantee any indebtedness that is senior to or pari passu with the Supplemental Notes, provided, however, that the Company may issue no more than $15 million of additional debt securities that rank pari passu with the Supplemental Notes.

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

Embedded Derivatives

Based on the redemption and conversion features discussed above, the Company determined that there were embedded derivatives that require bifurcation from the debt instrument and should be accounted for under ASC 815. Embedded derivatives are separated from the host contract, the Convertible Notes, and carried at fair value when: (a) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract; and (b) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument. The Company concluded that the Mandatory Redemption and Conversion Option features embedded within the Convertible Notes met these criteria and, as such, were required to be valued separate and apart from the Convertible Notes as one embedded derivative and recorded at fair value each reporting period (the “Embedded Derivatives”).

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

The Company also determined that the mandatory redemption features in the Exchange Notes and Supplemental Notes are embedded derivatives. As of June 30, 2020 and December 31, 2019, the carrying value of the Exchange Notes, absent the embedded derivative, was $6.3 and $6.2 million, respectively, inclusive of an unamortized debt discount of $0.9 and $1.1 million. The fair value of the Exchange Notes was $6.1 and $6.2 million at June 30, 2020 and December 31, 2019. As of June 30, 2020 and December 31, 2019, the carrying value of the Supplemental Notes, absent the embedded derivative, was $1.2 and $1.2 million inclusive of an unamortized debt discount of $0.2 and $0.2 million, respectively. The fair value of the Supplemental Notes was $1.2 and $1.2 million at June 30, 2020 and December 31, 2019.

The changes in the estimated fair value of the embedded derivatives during the three and six months ended June 30, 2020 resulted in a gain of $18,000 and loss of $345,000, respectively. The embedded derivatives in the Exchange Notes and the Supplemental Notes had a fair value of $1.0 million and $0.2 million, respectively, at June 30, 2020. The embedded derivatives in the Exchange Notes and the Supplemental Notes had a fair value of $0.6 million and $0.1 million, respectively, at December 31, 2019. Gain or loss on embedded derivatives is recognized as Interest Expense in the Statement of Operations.

The Company has estimated the fair value of the Convertible Notes, Promissory Notes, Exchange Notes, Supplemental Notes, and embedded derivatives based on Level 3 inputs. Changes in certain inputs into the valuation models can have a significant impact on changes in the estimated fair value. For example, the estimated fair value of the embedded derivatives will generally decrease with: (1) a decline in the stock price; (2) increases in the estimated stock volatility; and (3) an increase in the estimated credit spread.

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

The following tables set forth the inputs to the models that were used to value the embedded derivatives:

	June 30, 2020	December 31, 2019
Stock Price	0.20	$0.24
Exercise Price	0.50	0.50
Expected Term	7.8 years	7.8 years
Stock Volatility	40.0%	40.0%
Risk-Free Interest Rate	0.2%	1.8%

Type of Event	Expected Date	Probability of Event
Mandatory Redemption	October 17, 2019	10%
Conversion Option	March 31, 2019	0%
Note Reaches Maturity	December 31, 2019	90%

The following assumptions were utilized to measure the fair value of the Exchange Notes, the Supplemental Notes, and the embedded derivatives at June 30, 2020 and December 31, 2019: (i) estimated market yield; and (ii) estimated probabilities of mandatory redemption.

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

NOTE 6 — COMMON STOCK UNITS, COMMON STOCK AND COMMON STOCK WARRANTS

During the three months ended June 30, 2020, we issued 369,000 shares of common stock pursuant to stock awards under the 2006 Equity Incentive Plan.

During the year ended December 31, 2019, 1,544,926 shares of common stock were issued pursuant to stock awards under the 2006 Equity Incentive Plan.

We currently have 98,013,256 warrants outstanding at an exercise price between $0.35 and $5.00 per share.

On September 12, 2019, the Company received a letter from the NYSE American indicating that the NYSE American had determined, pursuant to Section 1003(f)(v) of the NYSE American Company Guide, that the Company’s common stock had been selling for a low price per share for a substantial period of time. Accordingly, the Company was required to demonstrate sustained price improvement or effect a reverse stock split of its common stock by no later than March 12, 2020, in order to maintain the listing of the Company’s common stock on the NYSE American. On March 12, 2020, the Company was advised by the NYSE American that the price deficiency had not been cured by the end of the six-month period, but that the NYSE American had granted the Company additional time until its 2020 Annual Meeting of Stockholders to implement a reverse stock split.  The June 19, 2020 Annual Meeting of Stockholders was adjourned without conducting any business, until Friday, July 17, 2020 in order to solicit additional proxies for Proposal 3 concerning authority to provide the Board with the flexibility to implement a reverse stock split, if appropriate.  The meeting was reconvened on July 17, 2020, at which time the company announced that it had received stockholder approval for all proposals, including authorization for the Board of Directors to implement a reverse stock split. The Company will work with the NYSE American to assess actions, if any, required to maintain compliance with the continuing listing requirements of the NYSE American.

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

On December 9, 2019, the Company and an affiliate of AMER announced the closure of a $4 million private placement at a price of $0.40 per common share of General Moly under a new Securities Purchase Agreement (“SPA”) and amended and restated warrant agreement for the purchase of up to 80 million shares of common stock at $0.50 per share (“New AMER Warrant”).  Additionally, the parties agreed to a mutual release, terminating the previous AMER Investment Agreement, the prior Warrant, and the Dispute Negotiation Extension Agreement.  These warrants are not indexed to the Company’s own stock.  Therefore, these warrants are classified as a liability and subsequently measured at fair value with changes in fair value recorded as other income/expense in the Statements of Operations.   The Company uses a Monte Carlo Simulation to determine the fair value of the warrants at the end of each reporting period based on the number of warrants expected to vest.  At June 30, 2020 and December 31, 2019, the warrants had a fair value of $0.6 million and $1.1 million, respectively, resulting in a non-cash gain of $0.5 million recorded as other income in the Statement of Operations.  The following inputs to the model were used at June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Stock Price	0.16	$0.24
Exercise Price	0.50	0.50
Expected Term	7.8 years	7.8 years
Stock Volatility	40.0%	40.0%
Risk-Free Interest Rate	0.6%	1.8%

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

Of the warrants outstanding at June 30, 2020, 8.6 million are exercisable at $0.35 per share at any time from December 27, 2019 through their expiration on December 26, 2022, 1.0 million are exercisable at $5.00 per share once General Moly has received financing necessary for the commencement of commercial production at the Mt. Hope Project and will expire one year thereafter, and the 80.0 million shares of the AMER Warrant will become exercisable in increments of 12 million shares for each $100 million in Bank Loan financing AMER assists in arranging.

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

NOTE 7 — REDEEMABLE PREFERRED STOCK

Pursuant to our Certificate of Incorporation we are authorized to issue 10,000,000 shares of $0.001 per share par value preferred stock, of which 55,000 shares are designated as Series A Preferred Stock Shares and 5,000 are designated as Series B Preferred Stock Shares as of June 30, 2020. The authorized but unissued shares of preferred stock may be issued in designated series from time to time by one or more resolutions adopted by the Board. The Board has the authority to determine the preferences, limitations and relative rights of each series of preferred stock.

During the year ended December 31, 2019, the Company issued 14,000 shares of Series A Preferred in a series of private placement agreements. The Series A Preferred Shares were priced at $100.00/ share and are convertible at any time at the holder’s discretion into common shares whereby one preferred share converts at a price of $0.27/common share to 370.37 common shares. The conversion price was set at the closing price of the Company’s common stock on March 12, 2019, which was the day before announcement of the private placement. Upon maturity or full repayment of the Senior Convertible Notes and Promissory Notes currently outstanding, there will be mandatory redemption of the preferred shares in exchange for equivalent cash for the principal invested, plus any accrued and unpaid dividends. The holders of the Series A Preferred Shares are entitled to receive, when and if declared by the Board of Directors and in preference to the common stock, cumulative cash or in-kind dividends at a rate per annum of 5% of the original issue price. In the event of a liquidation, dissolution, or winding up of the Company, the proceeds would be distributed first to the holders of Series A Preferred Shares prior to any distributions to holders of common stock in an amount per share equal to the original issue price plus any declared but unpaid dividends. The holders of Series A Preferred Shares are entitled to vote, together with the holders of common stock, as if the Series A Preferred Shares had been converted to common stock on all matters submitted to stockholders for vote. In addition, the Series A Preferred Shares contains certain protective rights that require the vote or consent of the holders of at least a majority of the shares of Series A Preferred Shares.

Of the 14,000 shares issued during the year ended December 31, 2019, 5,000 shares were issued to MHMI. MHMI and their investors converted all of their preferred shares to 1,851,844 common shares during the fourth quarter of 2019.

As the Series A Preferred Shares are redeemable upon maturity or full repayment of the Exchange Notes, it has been classified as mezzanine equity in our Consolidated Balance Sheets. The Company recognizes change in the redemption value as they occur by adjusting the carrying amount of the mezzanine equity at each reporting date. The change in the redemption value of the Series A due to accrued and unpaid dividends since its issuance is insignificant.

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

The Series B Convertible Preferred Shares were issued at a price of $100.00 per share, and each Series B Convertible Preferred Share will be convertible at any time at the holder’s discretion into 500 shares of common stock of the Company. The Series B Convertible Preferred Shares carry a 5% annual dividend, which may be paid, in the Company’s sole discretion, in cash, additional shares of Series B Convertible Preferred Shares or a combination thereof. The Series B Convertible Preferred Shares, like the Series A Convertible Preferred Shares, are mandatorily redeemable at such time that the Company’s $7.2 million in Exchange Note debt currently outstanding becomes due and payable in accordance with its terms, as such terms may be modified from time to time.

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

NOTE 8 — EQUITY INCENTIVES

In 2006, the Board and shareholders of the Company approved the 2006 Equity Incentive Plan (“2006 Plan”), and in May 2010, our shareholders approved an amendment and restatement of the 2006 Plan increasing the number of shares that may be issued under the plan by 4,500,000 shares to 9,600,000 shares and extend the expiration date of the 2006 Plan to May 2020, as well as making other technical changes related to tax law and accounting rule changes, and to make administrative clarifying changes. In June 2016, our shareholders approved an additional amendment to the 2006 Plan increasing the number of shares that may be issued under the plan by 5,000,000 shares to 14,600,000 shares. In June 2019, our shareholders approved an amendment and restatement of the 2006 Plan increasing the number of shares that may be issued under the plan by 6,500,000 shares to 21,100,000 shares and, which by its terms, extends the expiration date to June 2029. The 2006 Plan authorizes the Board, or a committee of the Board, to issue or transfer up to an aggregate of 21,100,000 shares of common stock, of which 7,855,920 remain available for issuance as of June 30, 2020. Awards under the 2006 Plan may include incentive stock options, non-statutory stock options, restricted stock units, restricted stock awards, and stock appreciation rights (“SARs”). At the option of the Board, SARs may be settled with cash, shares, or a combination of cash and shares. The Company settles the exercise of other stock-based compensation with newly issued common shares.

Stock-based compensation cost is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes option pricing model and is recognized as compensation ratably on a straight-line basis over the requisite vesting/service period. As of June 30, 2020, there was $0.4 million of total unrecognized compensation cost related to share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 2.5 years.

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

At June 30, 2020, the outstanding and exercisable (fully vested) SARs had an aggregate intrinsic value of nil and had a weighted-average remaining contractual term of 0.8 years. No SARs were exercised during the three and six months ended June 30, 2020.

Restricted Stock Units and Stock Awards

Grants of restricted stock units and stock awards (“Stock Awards”) have been granted as performance based awards, earned over a required service period, or to Board members and the Company Secretary without any service requirement. Performance based grants are recognized as compensation based on the probable outcome of achieving the service condition. Stock Awards issued to members of the Board of Directors and the Company Secretary that are fully vested at the time of issuance are recognized as compensation upon grant of the award.

The compensation expense recognized by the Company for Stock Awards is based on the closing market price of the Company’s common stock on the date of grant. For the three and six months ended June 30, 2020, the weighted-average grant date fair value for Stock Awards was $0.24. The total fair value of stock awards vested during the three and six months ended June 30, 2020 is $0.5 million.

Summary of Equity Incentive Awards

The following table summarizes activity under the Plans during the six months ended June 30, 2020:

	SARs		Stock Awards
	Weighted	Number	Weighted
	Average	of Shares	Average
	Strike	Under	Grant	Number of
	Price	Option	Price	Shares
Balance at January 1, 2019	$3.19	938,667	$1.18	2,401,268
Awards Granted	—	—	0.24	135,000
Awards Exercised or Earned	—	—	0.38	(2,115,000)
Awards Forfeited	—	—	—	—
Awards Expired	2.56	(28,830)	—	—
Balance at December 31, 2019	$3.21	909,837	$4.90	421,268

Exercisable at December 31, 2019	$1.69	27,693

	SARs		Stock Awards
	Weighted	Number	Weighted
	Average	of Shares	Average
	Strike	Under	Grant	Number of
	Price	Option	Price	Shares
Balance at January 1, 2020	$3.21	909,837	$4.90	421,268
Awards Granted	—	—	0.24	2,569,000
Awards Exercised or Earned	—	—	0.24	(2,569,000)**
Awards Forfeited	—	—	—	—
Awards Expired	—	—	—	—
Balance at June 30, 2020	$3.21	909,837	$4.90	421,268

Exercisable at June 30, 2020	$1.69	27,693

**          Of the shares exercised or earned as of June 30, 2020, 2,200,000 shares vested on June 30, 2020. Employees elected to surrender 112,204 shares to cover the tax liability associated with their award vesting resulting in shares issued during July 2020 of 247,716. The remaining 1,840,000 shares vested at June 30, 2020 were awarded to officers of the Company who agreed to defer issuance of the physical shares until such time as the Company receives incremental financing or December 31, 2020, whichever occurs earlier.

A summary of the status of the non-vested awards as of June 30, 2020 and changes during the six months there ended is presented below:

	SARs		Stock Awards
	Weighted	Number	Weighted
	Average	of Shares	Average
	Fair	Under	Fair	Number of
	Value	Option	Value	Shares
Balance at January 1, 2019	$3.26	882,144	$1.18	2,401,268
Awards Granted	—	—	0.24	135,000
Awards Vested or Earned	—	—	0.63	(535,000)
Awards Forfeited	—	—	—	—
Balance at June 30, 2019	$3.25	892,896	$1.34	2,001,268

	Weighted	Number	Weighted
	Average	of Shares	Average
	Fair	Under	Fair	Number of
	Value	Option	Value	Shares
Balance at January 1, 2020	$3.26	882,144	$4.90	421,268
Awards Granted	—	—	0.24	2,569,000
Awards Vested or Earned	—	—	0.24	(2,569,000)
Awards Forfeited	—	—	—	—
Balance at June 30, 2020	$3.26	882,144	$4.90	421,268

NOTE 9 — CHANGES IN CONTINGENTLY REDEEMABLE NONCONTROLLING INTEREST AND EQUITY

	Activity for
	Six Months Ended
	June 30,	June 30,
Changes CRNCI (Dollars in thousands)	2020	2019
Total CRNCI December 31, 2019 and 2018, respectively	$172,239	$172,261
Loss on Impairment Charge	(47,716)
Net Loss Attributable to CRNCI	(35)	(11)
Total CRNCI June 30, 2020 and 2019, respectively	$124,488	$172,250

	Activity for
	Six Months Ended
	June 30,	June 30,
Changes Redeemable Preferred Stock (Dollars in thousands)	2020	2019
Total Redeemable Preferred Stock December 31, 2019 and 2018, respectively	$1,300	$—
Redeemable Preferred Stock Issued	—	300
Preferred Stock Redeemed	—	—
Total Redeemable Preferred Stock June 30, 2020 and 2019, respectively	$1,300	$300

NOTE 10 — INCOME TAXES

At June 30, 2020 and December 31, 2019, we had deferred tax assets principally arising from the net operating loss carry-forwards for income tax purposes multiplied by an expected rate of 21%. As management of the Company cannot determine that it is more likely than not that we will realize the benefit of the deferred tax assets, a valuation allowance equal to the net deferred tax asset has been established at June 30, 2020 and December 31, 2019.

We establish a valuation allowance against the deferred tax assets if, based on available information, it is more likely than not that all of the assets will not be realized. The valuation allowance of $81,038 and $35,429 at June 30, 2020 and December 31, 2019, respectively, relates mainly to net operating loss carryforwards where the utilization of such attributes is not more likely than not. The Company continually assesses both positive and negative evidence to determine whether it is more likely than not that deferred tax assets can be realized prior to their expiration.

As of June 30, 2020 and December 31, 2019, the Company had federal net operating losses of $282.8 million and $280 million, respectively. $261 million of the losses were generated before 2018 and expire in varying amounts in 2021-2037. Losses generated after 2017 of $21.8 million have an indefinite carryover period.

As of June 30, 2020 and 2019, the Company had no unrecognized tax benefits. There was no change in the amount of unrecognized tax benefits as a result of tax positions taken during the year or in prior periods or due to settlements with taxing authorities or lapses of applicable statues of limitations.

On March 27, 2020, President Trump signed into U.S. federal law the CARES Act, which is aimed at providing emergency assistance and health care for individuals, families, and businesses affected by the COVID-19 pandemic and generally supporting the U.S. economy. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit  (“AMT”) refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. In particular, the CARES Act, (i) eliminates the 80% of taxable income limitation by allowing corporate entities to fully utilize NOLs to offset taxable income in 2018, 2019 or 2020, (ii) increases the net interest expense deduction limit to 50% of adjusted taxable income from 30% for tax years beginning January 1, 2019 and 2020 and (iv) allows taxpayers with AMT credits to claim a refund in 2020 for the entire amount of the credit instead of recovering the credit through refunds over a period of years, as originally enacted by the Tax Cuts and Jobs Act in 2017.  The Company did not identify any impact of these provisions on the Company’s income taxes.

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

The LLC is also obligated to make a minimum annual advance royalty payment (“Annual Advance Royalty”) of $0.5 million each October 19 for any year wherein commercial production has not been achieved or the MHMI Production Royalty (as hereinafter defined) is less than $0.5 million. As commercial production is not anticipated to commence before early-2023, the Company has accrued $2.0 million in Annual Advance Royalty payments which will be due in four $0.5 million installments in October 2020, 2021, 2022, and 2023 respectively. The Estimate and the Annual Advance Royalty are collectively referred to as the “Advance Royalties.” All Advance Royalties are credited against the MHMI Production Royalties once the mine has achieved commercial production. After the mine begins production, the LLC estimates that the MHMI Production Royalties will be in excess of the Annual Advance Royalties for the life of the Mt. Hope Project. Until the advance royalties are fully credited, the LLC will pay one half of the calculated Production Royalty annually. Assuming a $12 molybdenum price, the Annual Advance Royalties will be consumed within the first five years of commercial production.

On February 28, 2018, the LLC) and MHMI entered into a Second Amendment dated effective January 15, 2018 (the “Lease Amendment”), to the Mt. Hope Lease. The Lease Amendment provides that following commencement of commercial production of any non- molybdenum minerals at the Mt. Hope Project, the LLC will pay a production royalty to MHMI as follows:

●
For zinc, the production royalty shall be equal to (i) 4.0% of net returns when the average gross value for the calendar quarter is less than or equal to $2.00 per pound; (ii) 4.5% of net returns when the average gross value is between $2.01 and $2.49 per pound; and (iii) 5.0% of net returns when the average gross value is $2.50 per pound or greater; and

●
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

Equipment and Supply Procurement

Through June 30, 2020, the LLC has made deposits and/or final payments of $88.0 million on equipment orders and has spent approximately $208.9 million for the development of the Mt. Hope Project, for a total Mt. Hope Project inception-to-date spend of $298.9 million.

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

The LLC has contributed $0.1 million into the Trust as of June 30, 2020. The remaining contributions to the Trust may be funded by the LLC over several years based on the achievement of certain milestones, which are considered probable, and as such $5.5 million has been accrued in the Company’s financial statements and is included in mining properties, land, and water rights.

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

Reclamation Considerations

Environmental regulations related to reclamation require that the cost for a third party contractor to perform reclamation activities on the minesite be estimated. In October 2015, we submitted a request to the BLM to reduce our reclamation liability to current surface disturbance. Simultaneously, we submitted an application to the Nevada Department of Environmental Protection (“NDEP”) Bureau of Mining Regulation and Reclamation (“NDEP-BMRR”) to modify the Reclamation Permit to reflect this reduced reclamation liability. On October 26, 2015, NDEP-BMRR approved the proposed permit modification, including the reduced reclamation liability amount. On December 21, 2015, BLM approved the updated reclamation liability estimate, reducing of the reclamation liability to approximately $2.8 million. In early 2019, the Company submitted, and BLM approved a required 3-year update to the reclamation liability estimate, resulting in an increased liability of approximately $3.1 million. We worked with the LLC’s reclamation surety underwriters to satisfy the $2.8 million financial guarantee requirements under the approved amended PoO for the Mt. Hope Project and funded the $0.3 million increase in cash directly with the BLM in April 2019. As of June 30, 2020, the surety bond program was funded with a cash collateral payment of $0.3 million.

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

In addition, the Company withdrew its protests to Eureka County’s pending applications with the Nevada State Engineer to appropriate water from the Kobeh Valley basin, and at the request of DNR, the Company also agreed to publicly support the proposed Diamond Valley Ground Water Management Plan, which was subsequently approved by the Nevada State Engineer.

With receipt of the water permits, the LLC increased its financial contributions to the existing Agricultural Sustainability Trust Agreement, discussed above, with the Eureka Producers’ Cooperative (“EPC”) in Diamond Valley with an additional $50,000 to EPC. Initially, upon execution of the Settlement, the LLC made a payment of $50,000.

The LLC will make additional contributions of $750,000 each after the commencement of molybdenum production at the Mt. Hope Project and on the one-year anniversary of production, for a total contribution obligation to the Sustainability Trust of $5.6 million, an increase of $1.6 million related to the terms of the Settlement. The amount has been accrued under mining properties, land, and water rights in the Company’s financial statements in addition to the previously accrued $4.0 million resulting in a total accrual of $5.6 million. The LLC has contributed $0.1 million into the Trust as of June 30, 2020.

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

When conditions exist for the LLC to secure project financing, additional consideration of $14,000,000 will be payable to the Ranchers, which amount was accrued as of June 30, 2020. As the LLC had not secured Mt. Hope Project financing within 12 months of the executed settlement agreement or April 2020, the LLC began making monthly payments of $10,000 to the Ranchers and will continue to do so until financing is achieved, at which time the remaining consideration will be paid to the Ranchers.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References made in this Quarterly Report on Form 10-Q to “we,” “our,” “us,” or the “Company,” refer to General Moly, Inc.

The following discussion and analysis of our financial condition and results of operations constitutes management’s review of the factors that affected our financial and operating performance for the three and six months ended June 30, 2020, and 2019. This discussion should be read in conjunction with the consolidated financial statements and notes thereto contained elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed on May 5, 2020.

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

Based on our current operating forecast, which takes into consideration the fact that we currently do not generate any revenue, we believe our existing capital resources are only adequate to sustain our operations through September 30, 2020. In particular, we have insufficient cash to make required interest payments on our outstanding Exchange Notes and Supplemental Notes through the remainder of 2020. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. If we are unable to find an additional source of funding before the end of September 2020, we will be forced to cease operations and pursue restructuring or liquidation alternatives, including filing for bankruptcy protection, in which event our common stock would likely become worthless and investors would likely lose their entire investment in our Company. In addition, holders of our outstanding convertible preferred stock and senior notes would likely receive significantly less than the principal amount of their claims and, possibly, no recovery at all. As of the date of the filing of this report, the Company has no commitments for additional funding and there can be no assurance that the Company will be successful in obtaining the financing required to continue operations or complete the Mt. Hope Project, or in raising additional financing in the future on terms acceptable to the Company, or at all.

The Company is currently pursuing a number of options to extend its liquidity beyond the third quarter of 2020 and into 2021. The Company’s Board of Directors retained on March 13, 2019 XMS Capital Partners, Headwall Partners, and Odinbrook Global Advisors (collectively, the “Advisors”), as financial advisors to assist the Board and management with evaluating and recommending strategic alternatives. The Company has engaged the Advisors to assist in securing interim financing and negotiating with potential stakeholders.

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

Additional potential funding sources for the Company include public or private equity offerings, including the sale of other assets wholly-owned by the Company or with EMLLC joint-venture partner POS-Minerals Corporation at the Mt. Hope Project. However, there is no assurance that the Company will be successful in securing additional funding in the future on terms acceptable to the Company, or at all. This could result in further cost reductions, contract cancellations, and potential delays which ultimately may jeopardize the development of the Mt. Hope Project.

Total assets as of June 30, 2020 decreased to $101.4 million compared to $344.2 million as of December 31, 2019 primarily due to a non-cash impairment charge related to the Mt. Hope Project of $260.6 million and ongoing general and administrative costs.

Project Ownership

From October 2005 to January 2008, we owned the rights to 100% of the Mt. Hope Project. Effective as of January 1, 2008, we contributed all of our interest in the assets related to the Mt. Hope Project, the Mt. Hope Lease, discussed above, into Eureka Moly, LLC (the “LLC”), and in February 2008 entered into a joint venture agreement (“LLC Agreement”) for the development and operation of the Mt. Hope Project with POS-Minerals Corporation (“POS-Minerals”). Under the LLC Agreement, POS-Minerals owns a 20% interest in the LLC and General Moly, through Nevada Moly, LLC (“Nevada Moly”), a wholly-owned subsidiary, owns an 80% interest. The ownership interests and/or required capital contributions under the LLC Agreement can change as discussed below.

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

The original Return of Contributions amount due to POS-Minerals is reduced, dollar for dollar, by the amount of capital contributions for equipment payments required from POS-Minerals under approved budgets of the LLC, as discussed further below. As of December 31, 2019, this amount has been reduced by $2.4 million, consisting of POS-Mineral’s 20% share of equipment purchases, such that the remaining amount due to POS-Minerals is $33.6 million. If Nevada Moly does not fund its additional capital contribution in order for the LLC to make the required Return of Contributions to POS-Minerals set forth above, POS-Minerals has an election to either make a secured loan to the LLC to fund the Return of Contributions or receive an additional interest in the LLC estimated to be 5%. In the latter case, Nevada Moly’s interest in the LLC is subject to dilution by a percentage equal to the ratio of 1.5 times the amount of the unpaid Return of Contributions over the aggregate amount of deemed capital contributions (as determined under the LLC Agreement) of both parties to the LLC (“Dilution Formula”). At June 30, 2020, the aggregate amount of deemed capital contributions of both parties was $1,091.2 million.

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

Asset Impairment

Due to the Company’s inability to obtain financing to date and inadequate cash to continue operations past the third quarter of 2020, the impact of COVID-19 on capital markets during the second quarter of 2020, and the decrease in the current and forecasted price of molybdenum, among other factors, the Company recognized an impairment charge reducing the carrying value of the Mt. Hope assets by $260.6 million as of June 30, 2020. The impairment charge does not alter the Company’s underlying assets or rights and the Company continues to pursue strategic alternatives as discussed above.

Management evaluated the circumstances of the July 30, 2019 AMER default and concluded the default was a triggering event in the third quarter of 2019 which continues to exist at June 30, 2020. As of June 30, 2020, we evaluated and determined the carrying value of the asset group for the Liberty project was recoverable as the probability-weighted undiscounted cash flows exceeded the carrying value of that asset group. We determined the carrying value of the asset group for the Mt. Hope project was not recoverable as the carrying value exceeded the probability-weighted undiscounted cash flows of that asset group. The Company has recorded an impairment charge of $260.6 million which represents the difference between the book value and the estimated fair value of the assets utilizing estimated market prices. Factors leading to the impairment include, but are not limited to, the Company’s inability to obtain financing to date and inadequate cash to continue operations past the third quarter of 2020, the impact of COVID-19 on capital markets and demand for molybdenum during the second quarter of 2020, and the decrease in the current and forecasted price of molybdenum.

In the calculation of the impairment charge, management estimated the fair value of the asset group using the estimated salvage value using a range based on an immediate sale model and a sale in an improved commodity market model, basing the estimated fair value of the asset group on the midpoint of these two estimates. Given current market conditions and considering our need for near-term liquidity, management determined that the midpoint was the most appropriate point in the range for the fair value estimate. The estimated range of fair values was approximately $28 million to $53 million. Salvage values were used to determine fair value of the Mt. Hope asset group because the current discounted cash flows was negative due to current molybdenum prices. The carrying value of the Mt. Hope asset group, whichincludes directly associated liabilities, prior to impairment was approximately $299.3 million. During the third quarter of 2020, management will continue to refine the calculation using formal appraisals of tangible assets which could materially change the impairment calculation.

The impairment charge by asset type was as follows:

Asset Impairment Charges
(In thousands)
Mining properties, land and water rights	$200,303
Deposits on project property, plant and equipment	57,630
Other assets	2,620
Total	$260,553

While at June 30, 2020, we have not identified any impairment of our long-lived assets for the Liberty project, there can be no assurance that there will not be asset impairments for the Liberty project or additional impairments for the Mt. Hope project if commodity prices experience a sustained decline and/or if there are significant downward adjustments to estimates of recoverable quantities to be produced from proven and probable mineral reserves or production quantities, and/or upward adjustments to estimated operating costs and capital expenditures, all based on life-of-mine plans and projections. Additionally, should we be unable to secure additional financing, we may be required to modify our probability-weighted undiscounted cash flow projections which could result in additional impairment to our assets.

The Reserve Account

Effective January 1, 2015, Nevada Moly and POS-Minerals signed an amendment to the LLC Agreement under which a separate $36.0 million belonging to Nevada Moly, held by the LLC in a reserve account established in December 2012, is being released for the mutual benefit of both members related to annual jointly approved Mt. Hope Project expenses into 2021. In January 2015, the reserve account funded a reimbursement of contributions made by the members during the fourth quarter of 2014, inclusive of $0.7 million to POS-Minerals and $2.7 million to Nevada Moly. The remaining reserve account funds are now being used to pay ongoing jointly approved expenses of the LLC until the Company obtains full financing for its portion of the Mt. Hope Project construction cost, or until the reserve account is exhausted. Any remaining funds after financing is obtained will be returned to the Company. The balance of the reserve account was $2.8 million and $3.4 million at June 30, 2020 and December 31, 2019, respectively.

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

Reclamation Considerations

Environmental regulations related to reclamation require that the cost for a third party contractor to perform reclamation activities on the minesite be estimated. In October 2015, we submitted a request to the BLM to reduce our reclamation liability to current surface disturbance. Simultaneously, we submitted an application to the Nevada Division of Environmental Protection (“NDEP”) Bureau of Mining Regulation and Reclamation (“NDEP-BMRR”) to modify the Reclamation Permit to reflect this reduced reclamation liability. On October 26, 2015, NDEP-BMRR approved the proposed permit modification, including the reduced reclamation liability amount. On December 21, 2015, BLM approved the updated reclamation liability estimate, reducing the reclamation liability to approximately $2.8 million. In early 2019, the Company submitted, and BLM approved a required 3-year update to the reclamation liability estimate, resulting in an increased liability of approximately $3.1 million. We worked with the LLC’s reclamation surety underwriters to satisfy the $2.8 million financial guarantee requirements under the approved amended PoO for the Mt. Hope Project and funded the $0.3 million increase in cash directly with the BLM in April 2019. As of June 30, 2020, the surety bond program was funded with a cash collateral payment of $0.3 million.

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

In addition, the Company withdrew its protests to Eureka County’s pending applications with the Nevada State Engineer to appropriate water from the Kobeh Valley basin, and at the request of DNR, the Company also agreed to publicly support the proposed Diamond Valley Ground Water Management Plan, which was subsequently approved by the Nevada State Engineer.

With receipt of the water permits, the LLC increased its financial contributions to the existing Agricultural Sustainability Trust Agreement, discussed above, with the Eureka Producers’ Cooperative (“EPC”) in Diamond Valley with an additional $50,000 to EPC. Initially, upon execution of the Settlement, the LLC made a payment of $50,000.

The LLC will make additional contributions of $750,000 each after the commencement of molybdenum production at the Mt. Hope Project and on the one year anniversary of production, for a total contribution obligation to the Sustainability Trust of $5.6 million, an increase of $1.6 million related to the terms of the Settlement. The amount has been accrued under mining properties, land, and water rights in the Company’s financial statements in addition to the previously accrued $4.0 million resulting in a total accrual of $5.6 million. The LLC has contributed $0.1 million into the Trust as of June 30, 2020.

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

When conditions exist for the LLC to secure project financing, additional consideration of $14,000,000 will be payable to the Ranchers. As the LLC had not secured Mt. Hope Project financing within 12 months of the executed settlement agreement or April 2020, the LLC began making monthly payments of $10,000 to the Ranchers and will continue to do so until financing is achieved, at which time the remaining consideration will be paid to the Ranchers.

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

In exchange for General Moly advancing the $1,000,000 initial settlement funding, the LLC members have agreed to repay the $1 million advance from the proceeds of ongoing sales of non-critical LLC assets and lands. On September 27, 2019, the Company and POS-Minerals entered into a further Consent Agreement for a reimbursement schedule concerning the approximately $700,000 owed to the Company by the LLC in return for the Company’s advance of funding to settle protests related to the water right applications for the Mt. Hope Project. Under the September Consent Agreement, $200,000 was reimbursed from the Reserve Account to the Company on September 30, 2019 and an additional $200,000 was reimbursed in early November. The remaining approximately $300,000 was reimbursed once the LLC sold a minimum of $400,000 in non-critical Mt. Hope Project related equipment in March 2020.

Capital & Operating Cost Estimates

Presently, the development of the Mt. Hope Project has a Project Capital Estimate of $1,312 million, which includes development costs of approximately $1,245 million and $67 million in cash financial guaranty/bonding requirements, advance royalty payments, and power pre-payment estimates. These capital costs were updated in the third quarter of 2012, and were then escalated by approximately 3% in the third quarter of 2013, for those items not yet procured or committed to by contract. The Mt. Hope Project has not materially changed in scope and remains currently designed at approximately 65% engineering completion, with solid scope definition. The pricing associated with this estimate remains subject to escalation associated with equipment, construction labor and commodity price increases, and project delays, which will continue to be reviewed periodically. The Project Capital Estimate does not include financing costs or amounts necessary to fund operating working capital and potential capital overruns, is subject to additional holding costs as financing activities for construction of the Mt. Hope Project are delayed, and may be subject to other escalation and de-escalation as contracts and purchase arrangements are finalized at then current pricing. From October 2007 through the quarter ended June 30, 2020, the LLC spent approximately $298.9 million of the estimated $1,312 million on development of the Mt. Hope Project.

The LLC’s Project Operating Cost Estimate forecasts molybdenum production of approximately 41 million pounds per year for the first five years of operations at estimated average direct operating costs of $6.16 per pound based on a $8.00/lb reserve and $50 per barrel oil equivalent energy prices. The Costs Applicable to Sales (“CAS”) per pound, including anticipated royalties calculated at a market price of approximately $13 per pound molybdenum, are anticipated to average $6.84 per pound for the first 5 years. These cost estimates are based on 2013 constant dollars and are subject to cost inflation or deflation. We expect that these cost estimates will increase in the future upon completion of an engineered re-estimate of capital costs.

Equipment and Supply Procurement

Through June 30, 2020, the LLC has made deposits and/or final payments of $88.0 million on equipment orders.

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

On November 2, 2015, the Company and AMER entered into an amendment to the AMER Investment Agreement, utilizing a three-tranche investment. The first tranche of the amended AMER Investment Agreement closed on November 24, 2015 for a $4.0 million private placement representing 13.3 million shares, priced at $0.30 per share, and warrants (“the AMER Warrants”) to purchase 80.0 million shares of common stock at $0.50 per share, which would have become exercisable upon availability of an approximately $700.0 million senior secured loan (“Bank Loan”). The funds received from the $4.0 million first tranche private placement were divided evenly between general corporate purposes and an expense reimbursement account available to both AMER and the Company to cover anticipated Mt. Hope financing costs and other jointly sourced business development opportunities. In addition, AMER and General Moly entered into a Stockholder Agreement allowing AMER to nominate a director to the General Moly Board of Directors and additional directors following the close of the third tranche, discussed below, and drawdown of the Bank Loan. The Stockholder Agreement also governed AMER’s acquisition and transfer of General Moly shares. Prior to closing the first tranche the parties agreed to eliminate certain conditions to closing. Following the closing, AMER nominated Tong Zhang to serve as a director of the Company, and he was appointed by the Board of Directors on December 3, 2015. Mr. Zhang was nominated by the Board of Directors to stand for election at the 2018 General Meeting of Stockholders and was elected by the stockholders to serve as a Class II director for a three (3) year term expiring in 2021, subject to re-election. On July 29, 2019, Mr. Zhang resigned from the Board of Directors.

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

On August 1, 2019, the Company received a letter from AMER dated July 30, 2019, purporting to terminate the AMER Investment Agreement, referencing its earlier letter received by the Company on July 18, 2019, in which AMER alleged uncured material adverse effects and alleged breaches of the AMER Investment Agreement by the Company (which included concerns related to US/China relations, concerns regarding the delay in obtaining environmental permits and solvency concerns). The Company believed that such assertions were inaccurate and wholly without merit under the terms of the AMER Investment Agreement. Additionally, as AMER disputed its obligation to fund the close of Tranche 3, the Company believed that AMER’s attempted termination of the AMER Investment Agreement was ineffective. With AMER’s failure to fund Tranche 3, the Company had inadequate cash to continue operations and was forced to evaluate its options, including pursuing asset sales, short-term financing options and, if such efforts were unsuccessful in obtaining sufficient financing, the possibility of seeking bankruptcy protection.

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

On October 14, 2019, the Company announced that it had entered into a Dispute Negotiation Extension Agreement with AMER to extend the dispute negotiation period (“Extension Agreement”). Under the terms of the Extension Agreement, the Company received $300,000 from AMER in exchange for an extension of the negotiation period to November 15, 2019, on which date the Company’s CEO Bruce Hansen and AMER Chairman Wang Wen Yin met to discuss settlement options. With the payment, AMER had the right, at its option, to apply the Extension Fee among the following: (1) credit against a final negotiated settlement; (2) credit against any AMER payment obligation to the Company, pursuant to an arbitration award; or (3) as consideration for the purchase of the Company’s common stock, priced at the 30-day volume weighted average price, as of the date immediately prior to the date that AMER demands delivery of such shares.

On December 9, 2019, the Company and an affiliate of AMER announced the closure of a $4.0 million private placement at a price of $0.40 per common share of General Moly common stock under a new Securities Purchase Agreement (“SPA”) and amended and restated warrant agreement (“New AMER Warrant”), resolving the Dispute. Additionally, the parties agreed to a mutual release, terminating the previous AMER Investment Agreement, the prior Warrant, and the Extension Agreement. The parties’ previous Stockholder Agreement expired by its terms on November 24, 2019. In addition to the 10.0 million shares issued by General Moly to AMER in the private placement, AMER also received 1.1 million General Moly common shares priced at $0.27/share, the 30-day volume weighted average price of the Company’s shares on December 6, 2019 utilizing the previously $300,000 extension fee, pursuant to the terms of the Extension Agreement. Additionally, for every $100 million of sourced Chinese bank lending that AMER has assisted in contributing to a completed $700 million project debt financing, AMER may exercise 12 million warrants issued under the New AMER Warrant at an exercise price of $0.50 per share, up to 80 million warrants.

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

Exploring Other Potential Joint Opportunities

The Company and AMER have jointly evaluated other potential opportunities, ranging from outright acquisitions and privatizations, or significant minority interest investments with a focus on base metal and ferro-alloy prospects, where the Company would benefit from management fees, minority equity interests, or the acquisition of both core and non-core assets. The Company and AMER have considered but not completed any such transactions to date and we are not currently evaluating potential opportunities with AMER. From commencement of the AMER Investment Agreement in 2015 to December 31, 2019, the Company and AMER spent approximately $2.5 million from the expense reimbursement account described above in connection with such evaluations. There have been no further joint evaluations and no further expenses incurred.

COVID-19

Beginning in early 2020, there has been an outbreak of coronavirus (COVID-19), initially in China and which has spread to other jurisdictions, including locations where the Company does business. The full extent of the outbreak, related business and travel restrictions and changes to behavior intended to reduce its spread continues to evolve globally. Therefore, the full extent to which coronavirus may impact the Company’s results of operations, liquidity or financial position is uncertain. Management continues to monitor the impact that the COVID-19 pandemic is having on the Company and the economies in which the Company operates. The Company anticipates that its liquidity may be materially impacted by the coronavirus outbreak.

On April 24, 2020, the Company received funding under a Paycheck Protection Program (“PPP”) loan (the “PPP Loan”) from U.S. Bank, National Association (the “Lender”). The principal amount of the PPP Loan is $365,034. The PPP was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration (the “SBA”). The Company applied for the PPP Loan primarily because its potential to access other sources of capital has been greatly reduced by the ongoing COVID-19 pandemic.

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

The PPP Loan may be partially or fully forgiven if the Company complies with the provisions of the CARES Act, including the use of PPP Loan proceeds for payroll costs, rent, utilities and other expenses, provided that such amounts are incurred during the 24-week period that commenced on April 24, 2020 and at least 60% of any forgiven amount has been used for covered payroll costs as defined by the CARES Act. Any forgiveness of the PPP Loan will be subject to approval by the SBA and the Lender and will require the Company to apply for such treatment in the future.

Molybdenum Market Update

The molybdenum oxide daily global spot price per pound is currently at $8.08/lb compared with $9.20 at yearend 2019 and $11.88 at yearend 2018, according to Platts. The molybdenum price ranged from a low of $7.33/lb to a high of $9.10/lb during the second quarter of 2020.

Beginning in 2020 through mid-February, molybdenum prices rose to nearly $11/lb. Later in February 2020, prices pulled back to the $9-range and below $9 in mid-March upon the global economic slowdown. Molybdenum rebounded to just above $9 at the end of April but weakened below $8 in mid-June and traded in the $7-range for approximately two months.

The molybdenum price has declined from softened demand due to the global economic impact caused by the COVID-19 pandemic and the weakness in oil and gas industry impacting molybdenum-strengthened steel consumption. The International Molybdenum Association (“IMOA”) recently reported that global molybdenum consumption in the first quarter of 2020 at 123.6 million pounds, decreased 13% year over year. China, the largest user of molybdenum in the world, consumed 40.3 million pounds, 18% less molybdenum in the first quarter compared with a year ago.

The IMOA also reported that global production decreased 8% year over year to 139.2 million pounds in the first quarter of 2020. China, the largest producer of molybdenum, saw a 6% decrease year over year to 47.7 million pounds of molybdenum output related to the shutdown. The IMOA figures translate to a first quarter surplus of 15.6 million pounds, equating to 13% of first quarter demand.

Stainless steel represents the largest use of molybdenum, accounting for 21% of all molybdenum consumption, according to the CPM Group (“CPM”). The International Stainless Steel Federation (“ISSF”) reported an 8% drop year-over-year in global stainless steel output for the first quarter of 2020. The widespread business and industry shutdown around the globe to curb the coronavirus spread resulted in stainless steel production declines in all regions, including the largest stainless steel manufacturer China with a 9% year-over-year decrease, an 11% drop in United States of America, and a 6% decline in Europe.

On a promising note, China appears to be rebounding quickly as its cities and provinces reopen from the shutdown. China’s second quarter Gross Domestic Production showed a 3.2% increase year over year compared with a minus 6.8% contraction in the first quarter from the prior year, according to BMO Metals Brief. Furthermore, China’s industrial production was up 4.8% year over year in June, which was the third consecutive month of growth, reported BMO.

China, the largest producer of stainless steel in the world, has been ramping up stainless steel production over the second quarter, according to CPM. China showed just a 2.7% decrease year over year (“YOY”) for June 2020 in the three most popular types of stainless steel, series 200, 300, and 400, compared with the record monthly high of 2.4 million metric tons in August 2019, noted CPM. An additional positive factor for molybdenum is that China also showed a 5.8% YOY production growth for 2Q 2020 in the series 300 stainless steel, which contains higher moly and nickel compared with series 200 steel, stated CPM.

Molybdenum Spot Price (1/6/2011 – 8/14/2020)

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

Liquidity, Capital Resources and Capital Requirements

For the period from December 31, 2019 to June 30, 2020

Our total consolidated cash balance at June 30, 2020 was $2.5 million compared to $4.6 million at December 31, 2019, representing a decrease of $2.1 million due to a variety of cash inflows and outflows. Outflows included $0.4 million in development costs for the Mt. Hope Project, $0.3 million at the Liberty Project, $1.7 million in general and administrative costs, offset by $0.3 million reimbursed to the Company by the LLC upon the sale of non-core property in March 2020.

The $36.0 million reserve account established in December of 2012, at the direction of the LLC management committee, was payable to Nevada Moly upon release, at which time the funds would have become available for use by the Company. Effective January 1, 2015, Nevada Moly and POS-Minerals signed an amendment to the LLC agreement under which $36.0 million owed to Nevada Moly and held by the LLC in the reserve account is released quarterly for the mutual benefit of both members related to the jointly approved Mt. Hope Project expenses into 2021, as discussed above. The balance of the reserve account at June 30, 2020 was $2.8 million, compared to $3.4 million at December 31, 2019.

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

The Series A Convertible Preferred Shares were priced at $100.00/preferred share, convertible at any time at the holder’s discretion into common shares whereby one preferred share converts at a price of $0.27/common share to 370.37 common shares. The conversion price was set as the closing price of the common stock on March 12, 2019, which was the day before announcement of the private placement. The Series A Convertible Preferred Shares carry a 5% annual dividend, which may be paid, in the Company’s sole discretion, in cash, additional shares or a combination thereof. Upon maturity or full repayment of the Exchange Note debt (discussed below), there will be mandatory redemption of the Series A Convertible Preferred Shares into equivalent cash for the principal invested, plus any accrued and unpaid dividends.

On May 2, 2019, the Company also executed a Securities Purchase Agreement (the “MHMI Series A Purchase Agreement”) with Mount Hope Mines, Inc. (“MHMI”), later assigned in part to members of MHMI individually. Pursuant to the MHMI Series A Purchase Agreement, MHMI agreed to purchase $500,000 of Series A Convertible Preferred Shares, as described above. These shares were fully converted into shares of common stock of the Company in the fourth quarter of 2019.

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

The Series B Convertible Preferred Shares were issued at a price of $100.00 per share, and each Series B Convertible Preferred Share will be convertible at any time at the holder’s discretion into 500 shares of common stock of the Company. The Series B Convertible Preferred Shares carry a 5% annual dividend, which may be paid, in the Company’s sole discretion, in cash, additional shares of Series B Convertible Preferred Shares or a combination thereof. The Series B Convertible Preferred Shares, like the Series A Convertible Preferred Shares, are mandatorily redeemable upon maturity or full repayment of the Exchange Note debt (discussed below).

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

New 13% Senior Promissory Notes due December 2022

The Company also announced that certain eligible holders who tendered their Old Notes in the Exchange Offer (“Participating Holders”) elected to participate in the accompanying Subscription Agreement, to purchase (the “Subscription Offer”) 13,355 units for $100 each, consisting of its newly issued 13% Senior Promissory Notes due 2022 (the “Supplemental Notes”) and accompanying New Warrants, including participation by the largest Old Noteholder investor, as well as the Company’s CEO, Bruce Hansen.  One New Warrant was issued for each dollar invested in the Supplemental Notes.  The New Warrants have an exercise price of $0.35 per share and have a three-year term.  The Participating Holders increased their respective note investment by approximately 20% by purchasing the Supplemental Notes, resulting in approximately $1.34 million of new capital to the Company.

Results of Operations

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

For the three months ended June 30, 2020, we had a consolidated net loss of $262.9 million compared with a net loss of $2.5 million in the same period for 2019. The net loss for the three months ended June 30, 2020 included an asset impairment charge of $260.6 million as described in the Notes to Consolidated Financial Statements.

For the three months ended June 30, 2020 and 2019, exploration and evaluation expenses were $0.1 million and $0.1 million, due to ongoing care and maintenance expenses.

For the three months ended June 30, 2020 and 2019, general and administrative expenses were $1.7 million and $2.0 million, respectively, reflecting continued cost conservation efforts.

For the three months ended June 30, 2020 and 2019, loss on impairment charge was $260.6 million and nil as the result of an impairment taken in the second quarter of 2020 as described in the Notes to Consolidated Financial Statements.

Interest expense for the three months ended June 30, 2020 and 2019 was $0.4 million and $0.4 million, respectively.

Other income/(expense) for the three months ended June 30, 2020 and 2019 was ($0.2) million and nil, respectively. The amount incurred in 2020 is related to fair value adjustments on the warrants issued to AMER in late 2019.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

For the six months ended June 30, 2020, we had a consolidated net loss of $264.0 million compared with a net loss of $3.9 million in the same period for 2019. The net loss for the six months ended June 30, 2020 included an asset impairment charge of $260.6 million as described in the Notes to the Consolidated Financial Statements.

For the six months ended June 30, 2020 and 2019, exploration and evaluation expenses were $0.3 million and $0.2 million, respectively due to ongoing care and maintenance.

For the six months ended June 30, 2020 and 2019, general and administrative expenses were $3.2 million and $3.5 million, respectively, reflecting continued cost conservation efforts.

For the six months ended June 30, 2020 and 2019, loss on impairment charge was $260.6 million and nil as the result of an impairment taken in the second quarter of 2020 as described in the Notes to Consolidated Financial Statements.

Interest expense for the six months ended June 30, 2020 and 2019 was $1.1 million and $0.4 million, respectively, with the increase primarily related to larger non-cash adjustments to the exchange and supplemental notes.

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

Through June 30, 2020, the LLC has made deposits and/or final payments of $88.0 million on equipment orders. See “—Overview—Equipment and Supply Procurement” above. Of these deposits, $71.7 million relate to fully fabricated items, primarily milling equipment, for which the LLC has additional contractual commitments of $0.6 million. The remaining $16.3 million reflects both partially fabricated milling equipment, and non-refundable deposits on mining equipment. As discussed in Note 11 to the consolidated financial statements contained elsewhere in this report, the mining equipment agreements remain cancellable with no further liability to the LLC. The underlying value and recoverability of these deposits and our mining properties in our consolidated balance sheets are dependent on the LLC’s ability to fund development activities that would lead to profitable production and positive cash flow from operations or proceeds from the disposition of these assets. There can be no assurance that the LLC will be successful in obtaining project financing, in generating future profitable operations, disposing of these assets or the Company securing additional funding in the future on terms acceptable to us or at all. Our audited consolidated financial statements include an impairment charge reducing the carrying value of the Mt. Hope assets as of June 30, 2020 as described in the Notes to the Financial Statements..

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

The long-term supply agreements provide for supply only after commercial production levels are achieved, and no provisions require the Company to deliver product or make any payments if commercial production is never achieved or declines in later periods and have floor prices ranging from $13.50 to $14.00 per pound and incremental discounts above the floor price. The agreements require that monthly shortfalls be made up only if the Company’s portion of Mt. Hope production is available for delivery, after POS-Minerals has taken its 20% share. In no event do these requirements to make up monthly shortfalls become obligations of the Company if production does not meet targeted levels.

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

Interest Rate Risk

As of June 30, 2020, we had a balance of cash and cash equivalents of $2.5 million and restricted cash of $3.7 million. Interest rates on short term, highly liquid investments have not changed materially since December 31, 2010, and continue to be 1% or less on an annualized basis.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer/Chief Financial Officer and our Principal Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of June 30, 2020. Based on that evaluation management concluded that, as of June 30, 2020, due to the material weakness in our internal control over financial reporting described below and as further described in our Annual Report on Form 10-K for the year ended December 31, 2019, our disclosure controls and procedures were not effective to provide reasonable assurance that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected in a timely basis.

As a result of our assessment, management identified the following control deficiencies that represent material weaknesses as of December 31, 2019, which are continuing as of June 30, 2020:

●
As of December 31, 2019 and June 30, 2020, the limited level of staffing, combined with the lack of formalized processes and technical resources available to handle the increased volume of the complex non-routine transactions occurring during 2019 resulted in several significant adjustments being recorded. As a direct result of these complex transactions and limitation on current accounting resources we determined that our controls over the financial statement close process related to the timely account reconciliation, analysis and assessment of key accounting assessments and financial reporting and disclosure were not operating effectively.

Because of this material weakness, management concluded that we did not maintain effective internal control over financial reporting as of June 30, 2020.

REMEDIATION OF THE MATERIAL WEAKNESS

We are committed to improving our internal control over financial reporting (ICFR).  As part of this control improvement, we plan to enhance our capacity and capabilities to review and evaluate ongoing and technically complex transactions through selective increased use of external resources and potential realignment of internal staff.  We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our ICFR on an ongoing basis, and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

While we believe that the above actions will ultimately remediate the material weakness, we intend to continue to refine those controls ad monitor their effectiveness for a sufficient period of time prior to reaching any determination as to whether the material weakness has been remediated.

Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our consolidated financial statements contained in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, fairly present our financial position, results of our operations and cash flows for the periods covered thereby in all material respects.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Other than as described in the Remediation of Material Weakness section above, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Reclamation Considerations

Environmental regulations related to reclamation require that the cost for a third party contractor to perform reclamation activities on the minesite be estimated. In October 2015, we submitted a request to the BLM to reduce our reclamation liability to current surface disturbance. Simultaneously, we submitted an application to the Nevada Department of Environmental Protection (“NDEP”) Bureau of Mining Regulation and Reclamation (“NDEP-BMRR”) to modify the Reclamation Permit to reflect this reduced reclamation liability. On October 26, 2015, NDEP-BMRR approved the proposed permit modification, including the reduced reclamation liability amount. On December 21, 2015, BLM approved the updated reclamation liability estimate, reducing of the reclamation liability to approximately $2.8 million. In early 2019, the Company submitted, and BLM approved a required 3-year update to the reclamation liability estimate, resulting in an increased liability of approximately $3.1 million. We worked with the LLC’s reclamation surety underwriters to satisfy the $2.8 million financial guarantee requirements under the approved amended PoO for the Mt. Hope Project and funded the $0.3 million increase in cash directly with the BLM in April 2019. As of June 30, 2020, the surety bond program was funded with a cash collateral payment of $0.3 million.

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

In addition, the Company withdrew its protests to Eureka County’s pending applications with the Nevada State Engineer to appropriate water from the Kobeh Valley basin, and at the request of DNR, the Company also agreed to publicly support the proposed Diamond Valley Ground Water Management Plan, which was subsequently approved by the Nevada State Engineer.

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

When conditions exist for the LLC to secure project financing, additional consideration of $14,000,000 will be payable to the Ranchers. As the LLC had not secured Mt. Hope Project financing within 12 months of the executed settlement agreement or April 2020, the LLC began making monthly payments of $10,000 to the Ranchers and will continue to do so until financing is achieved, at which time the remaining consideration will be paid to the Ranchers.

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

Substantial doubt exists as to our ability to continue as a going concern, and there is a substantial risk that we may be required to seek protection under Chapter 11 of the United States Bankruptcy Code, possibly before the fourth quarter of 2020.

We have experienced substantial and recurring losses from operations, which losses have caused an accumulated deficit of 411.4 million at June 30, 2020. At June 30, 2020, we had approximately $2.5 million in unrestricted cash and $2.8 million in restricted cash on hand, held by the LLC. We generate no revenue. Based on our cash balances as of June 30, 2020, we believe that we will only be able to sustain operations through September 30, 2020. In particular, we have insufficient cash to make required interest payments on our outstanding Exchange Notes and Supplemental Notes through the remainder of 2020. The Mt. Hope Project remains funded into 2021 by the reserve account held by the LLC for the payment of ongoing jointly approved (by POS-Minerals and the Company) expenses until the Company obtains full financing for its portion of the Mt. Hope Project construction cost. However, the Company does not currently have liquidity and capital resources to finance its portion of Mt. Hope Project operations after the reserve account is depleted or otherwise honor its obligations under the EMLLC LLC Agreement.

We have been funding our business principally through sales of our securities. However, we have been unable to obtain additional financing in recent months due to the impact of COVID-19 on capital markets during the second quarter of 2020, and the decrease in the current and forecasted price of molybdenum, among other factors. As a result, we recognized an impairment charge reducing the carrying value of the Mt. Hope assets by $260.6 million as of June 30, 2020. The impairment charge may make it even more difficult to obtain additional financing by selling our securities in public or private transactions, and may impair the market value and liquidity of our common stock. Reductions in the trading price of our common stock or commencement of bankruptcy proceedings by the Company could result in the suspension or delisting of our common stock from the NYSE American stock exchange.

We have retained financial advisors to assist us with evaluating a variety of strategic alternatives, including securing incremental financing, the potential addition of new Mt. Hope Project partners, additional corporate strategic investors, merger opportunities, and/or the possible sale or privatization of the Company. We may not be successful independently or with our financial advisors in securing strategic alternatives, and may not be able to raise additional capital or, if we are successful in our efforts to raise additional capital, the terms and conditions upon which any such capital would be extended. If we are unable to meet our obligations past third quarter 2020, we would be forced to cease all operations and pursue restructuring or liquidation alternatives, and will likely be forced to file for bankruptcy protection, in which event our common stock will likely become worthless and investors will likely lose their entire investment in our Company. In addition, holders of our outstanding convertible preferred stock and senior notes would likely receive significantly less than the principal amount of their claims and, possibly, no recovery at all.

Even if we are successful in raising additional funding, we may not be able to achieve our stated goals and continue as a going concern.

Even if we are successful in raising additional funding or finding another source of liquidity, we will continue to face a number of risks, including our ability to repay our outstanding debt, and our ability to execute on our business plan with respect to the Mt. Hope Project. Accordingly, we cannot ensure that the raising additional funding will achieve our stated goals nor can we give any assurance of our ability to continue as a going concern.

In the event that we commence proceedings under Chapter 11, trading in our common stock will be highly speculative and pose substantial risks.

We anticipate that, in any Chapter 11 proceedings, holders of our common stock (or claims and interests with respect to, or rights to acquire, our equity securities) would be entitled to little or no recovery, and those claims and interests may be canceled for little or no consideration. If that were to occur, we anticipate that all or substantially all of the value of all investments in our equity securities would be lost and that our equity holders would lose all or substantially all of their investment. Trading prices and volume in our common stock may bear little or no relationship during Chapter 11 proceedings to any actual recovery. Accordingly, we urge extreme caution with respect to existing and future investments in our common stock.

If we fail to maintain compliance with the continued listing standards of the NYSE American, it may result in the delisting of our common stock from the NYSE American.

Our common stock is currently listed and traded on the NYSE American. If we are unable to maintain compliance with the minimum listing standards of NYSE American, including those standards relating to our stock price, stockholders’ equity and market value, in each case, as determined under NYSE American rules, we may receive a notice of non-compliance and be subject to delisting proceedings. If we are unable to cure any event of noncompliance with any continued listing standard of the NYSE American within the applicable timeframe and other parameters set forth by the NYSE American, or if we fail to maintain compliance with certain continued listing standards that do not provide for a cure period, it will result in the delisting of our common stock from the NYSE American, which could negatively impact the trading price, trading volume and liquidity of, and have other material adverse effects on, our common stock. Further, if we commence Chapter 11 proceedings, our shares of common stock will likely be delisted from trading on the NYSE American. NYSE American rules provide that securities of a company that trades on the NYSE American may be delisted in the event that such company seeks bankruptcy protection. In response to a Chapter 11 filing, the NYSE American would likely issue a delisting letter immediately following such a filing. If the NYSE American issued such a letter, we would have the opportunity to appeal the determination during which time the delisting would be stayed, but if we did not appeal or otherwise were not successful in our appeal, our common stock would soon thereafter be delisted and our common stock could be traded in the over-the-counter markets.

Special Note Regarding Forward-Looking Statements

Certain statements in this report may constitute forward-looking statements, which involve known and unknown risks, uncertainties and other factors, which may cause actual results, performance or achievements of our Company, the Mt. Hope Project, Liberty Project and our other projects, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. We use the words “may,” “will,” “believe,” “expect,” “anticipate,” “intend,” “future,” “plan,” “estimate,” “potential” and other similar expressions to identify forward-looking statements. These forward-looking statements are subject to a number of risks, uncertainties and assumptions that could cause actual results to differ materially from those in the forward looking statements. Such risks, uncertainties and assumptions are described in the “Risk Factors” section included in our Annual Report on Form 10-K for the year ended December 31, 2019, and this report, and include, among other things:

●
we will likely be forced to enter into bankruptcy and/or cease operations if we are unable to acquire additional cash resources prior to the end of September 2020;
●
our investors may lose their entire investment in our securities;
●
Substantial risk that COVID-19 is affecting and will continue to affect financing efforts to improve liquidity;
●
Our ability to have access to insurance programs for directors & officers; commercial general liability and automobile liability; workers compensation; property; surety bonding for reclamation liability and builders risk insurance could be impaired if our financial condition continues to be at risk for meeting our financial obligations;
●
our permits, including the current appeal of the ROD discussed above, may be subject to further judicial appeals, which may further delay the development of the Mt. Hope Project;
●
our profitability depends largely on the success of the Mt. Hope Project, the failure of which would have a material adverse effect on our financial condition;
●
we have not obtained, and may not obtain, alternative project financing, which could cause additional delays or expenses in developing the Mt. Hope Project;

●
if certain conditions are not met under attempts to secure project financing, including AMER’s reasonable best efforts to assist the Company under the new SPA, our ability to begin construction of the Mt. Hope Project could be delayed further;
●
the impact of asset impairment charges if required as a result of our inability to obtain additional funding;
●
substantial additional financing may be required in order to fund the operations of the Company and the LLC and if we are successful in raising additional capital, it may have dilutive and other adverse effects on our stockholders;
●
POS-Minerals’ right under the LLC Agreement to approve certain major decisions regarding the Mt. Hope Project could impair our ability to quickly adapt to changing market conditions;
●
POS-Minerals’ right under the LLC Agreement to approve the conduct of business other than the development, construction, operations and financing of the Mt. Hope molybdenum project, including the potential Cu-Ag target and zinc mineralization;
●
risks related to the failure of POS-Minerals to make ongoing cash contributions to the LLC pursuant to the LLC Agreement;
●
our listing with the NYSE American may continue to be non-compliant, and may require the implementation of a reverse stock split, if authorized by our shareholders and Board of Directors, to maintain our listing;
●
maintaining effectiveness of current molybdenum supply agreements;
●
fluctuations in the market price of, and demand for, molybdenum, copper and other metals;
●
counter party risks;
●
the timing of exploration, development and production activities and estimated future production, if any;
●
estimates related to costs of production, capital, operating and exploration expenditures;
●
the estimation and realization of mineral reserves and production estimates, if any;
●
inherent operating hazards of mining;
●
title disputes or claims;
●
climate change and climate change legislation for planned future operations;
●
our ability to renegotiate, restructure, suspend, cancel or extend payment terms of contracts as necessary or appropriate in order to conserve cash;
●
government regulation of mining operations, environmental conditions and risks, reclamation and rehabilitation expenses;
●
compliance/non-compliance with the Mt. Hope Lease Agreement;
●
losing key personnel and contractors or the inability to attract and retain additional personnel;
●
reliance on independent contractors, experts, technical and operational service providers over whom we have limited control;
●
increased costs can affect our profitability;
●
shortages of critical parts, equipment, and skilled labor may adversely affect our development costs;
●
limitations of and access to certain insurance coverage;
●
legislation may make it difficult to retain or attract officers and directors and can increase costs of doing business; and
●
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation, as amended (Filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q filed on November 4, 2015.)
3.2	Certificate of Designation of Series A Junior Participating Preferred Stock (Filed as Exhibit 3.1 to our Current Report on Form 8-K filed on March 5, 2010.)
3.3	Certificate of Designations of Series A Preferred Stock. (Filed as Exhibit 3.1 to our Current Report on Form 8-K filed on March 28, 2019.)
3.4	Certificate of Designation of Series B Preferred Stock (Filed as Exhibit 3.1 to our Current Report on Form 8-K filed on August 7, 2019.)
3.5	Certificate of Amendment to Certificate of Designation of Series A Convertible Preferred Stock (Filed as Exhibit 3.1 to our Current Report on Form 8-K filed on April 2, 2020.)
Certificate of Amendment to Certificate of Designation of Series B Preferred Stock (Filed as Exhibit 3.2 to our Current Report on Form 8-K filed on April 2, 2020.)
10.1	Promissory Note, dated as of April 24, 2020 between General Moly, Inc. and U.S. Bank, National Association (Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on April 29, 2020.)
10.2	General Moly, Inc. 2006 Equity Incentive Plan, as Amended and Restated (Filed as Annex A to our Definitive Proxy Statement on Schedule 14A filed on June 13, 2019.)
31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
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

Dated: August 19, 2020

GENERAL MOLY, INC.

By:	/s/ Amanda J. Corrion
Amanda Corrion
Principal Accounting Officer and Duly Authorized Officer